Form 10-K
period 1993-12-31
CABLEVISION SYSTEMS CORP
filed 1994-03-31
CIK 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(Mark One)
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----   ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1993
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from                   to                  .
                                   -------------------  ------------------

                         Commission File Number:  1-9046
                                                  ------

                          Cablevision Systems Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                       11-2776686
- -----------------------------------------              -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                    11797
- ---------------------------------------                -------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (516) 364-8450
                                                       --------------
Securities registered pursuant to Section 12(b)
 of the Act:
        Title of each class:                           Class A Common Stock
        Name of each exchange on which registered:     American Stock Exchange
Securities registered pursuant to Section 12(g)
 of the Act:                                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X            No
                                            -------           ---------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.            X
                                     -------




Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock
Exchange on March 28, 1994:        $554,603,787

Number of shares of common stock outstanding as of March 28, 1994:
                  Class A Common Stock - 10,892,922
                  Class B Common Stock - 12,411,532

Documents incorporated by reference - The Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment on Form 8 to this report containing the information required to be disclosed under Part III of Form 10-K.


         Exhibits 3.1B, 3.1C, 10.44C, 10.56 and 10.57 have been omitted.

                                TABLE OF CONTENTS

                                                                  Page
                                                                  ----
Part I
- ------
         Item  1.  Business.                                         3

               2.  Properties.                                      31

               3.  Legal Proceedings.                               31


               4.  Submission of Matters to a Vote of
                   Security Holders.                                31


Part II
- --------
               5.  Market for the Registrant's Common Equity
                   and Related Stockholder Matters.                 32

               6.  Selected Financial Data.                         33

               7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.   35


               8.  Consolidated Financial Statements.               50

               9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.          87

Part III
- ---------
               10. Directors and Executive Officers of the           *
                   Registrant.

               11. Executive Compensation.                           *

               12. Security Ownership of Certain Beneficial
                   Owners and Management.                            *

               13. Certain Relationships and Related
                   Transactions.                                     *

Part IV
- --------
               14. Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K.                         87

         * These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment on Form 8 to this report containing the information required to be disclosed under Part III of Form 10-K.


                                       (2)

                                     PART I



ITEM 1.    BUSINESS

THE COMPANY

Cablevision Systems Corporation, a Delaware corporation and its majority owned subsidiaries (the "Company") own and operate cable television systems in six states with approximately 1,379,000 subscribers at December 31, 1993. The Company also has ownership interests in and/or manages other cable television systems which served an aggregate of approximately 853,000 subscribers at December 31, 1993 and has interests in companies that produce and distribute national and regional programming services and that provide advertising sales services for the cable television industry.

Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive. Television and radio signals are received over-the-air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local governmental authorities for specified periods of time.


The Company's cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, satellite-delivered "superstations" such as WTBS (Atlanta), certain other news, information and entertainment channels such as Cable News Network ("CNN"), CNBC, ESPN and MTV: Music Television and certain premium services such as HBO, Showtime, The Movie Channel and Cinemax.

The Company's cable television revenues are derived principally from monthly fees paid by subscribers. In addition to recurring subscriber revenues, the Company derives revenues from installation charges, from the sales of pay-per-view movies and events, and from the sale of advertising time on advertiser supported programming. Certain services and equipment provided by substantially all of the Company's cable television systems are subject to regulation. See "Business - Cable Television Operations - Regulation - 1992 Cable Act."

For financing purposes, the Company is structured as a restricted group, consisting of Cablevision Systems Corporation and certain of its subsidiaries (the "Restricted Group"), and an unrestricted group of subsidiaries, consisting primarily of V Cable, Inc. ("V Cable"), Cablevision of New York City ("CNYC"), Rainbow Programming Holdings, Inc. ("Rainbow Programming") and Rainbow Advertising Sales Corporation ("Rainbow Advertising"). In addition, the Company has an unrestricted group of investments, consisting of investments in A-R Cable Services, Inc. ("A-R Cable"), U.S. Cable Television Group, L.P. ("U.S. Cable"), Cablevision of Boston Limited

                                       (3)

Partnership ("Cablevision of Boston"), Cablevision of Chicago and Cablevision of Newark.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the financing of the Company including a discussion of restrictions on investments by the Restricted Group.

The Company's consolidated cable television systems are concentrated in the New York City greater metropolitan area (80.9% of the Company's total subscribers) and the greater Cleveland metropolitan area (14.3% of total subscribers). The Company believes that its cable systems on Long Island comprise the largest group of contiguous cable television systems under common ownership in the United States (measured by number of subscribers).

RECENT DEVELOPMENTS

On March 11, 1994, Cablevision of Cleveland, L.P. ("Cablevision Cleveland"), a partnership comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operated a cable television system in Cleveland, Ohio. The purchase price aggregated $133.0 million which amount includes: (i) approximately $98.8 million paid in cash; (ii) $4.0 million paid in a short-term promissory note secured by a letter of credit; (iii) approximately $13.2 million paid by the surrender of the Company's 19% interest in North Coast and the satisfaction of certain management fees owed to the Company; and (iv) approximately $17.0 million paid by the assumption of certain capitalized lease obligations and certain other liabilities. The net cash purchase price of the acquisition was financed by borrowings under the Company's Credit Agreement (as hereinafter defined) and Cablevision Cleveland is part of the Restricted Group. At December 31, 1993 North Coast Cable served approximately 82,900 basic subscribers.


The partnership agreement relating to one of Rainbow Programming's businesses, American Movie Classics Company ("AMCC"), contains a provision allowing any partner to commence a buy-sell procedure by establishing a stated value for the AMCC partnership interests. On August 2, 1993, Rainbow Programming received a notice from the AMCC partner affiliated with Liberty Media Corporation initiating the buy-sell procedure and setting a stated value of $390 million for all the partnership interests in AMCC. The partnership agreement provides that the non-initiating partner has a period of 45 days from receipt of the buy-sell notice to elect to purchase the initiating partner's interest at the stated value or sell its interest at the stated value. On September 16, 1993, Rainbow Programming notified its partners in AMCC that it had elected to purchase Liberty Media's 50% interest in AMCC at the stated value. The Company anticipates that the transaction will be consummated in the second quarter of 1994.

On October 26, 1993, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, entered into agreements to purchase substantially all of the assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision"),

                                       (4)

Riverview Cablevision Associates, L.P. ("Riverview Cablevision") and Framingham Cablevision Associates, L.P. ("Framingham Cablevision"), each a limited partnership operated by Sutton Capital Associates. Each of Monmouth Cablevision and Riverview Cablevision own and operate cable television systems in New Jersey. Framingham Cablevision owns and operates a cable television system in Massachusetts. It is anticipated that Cablevision MFR will be an unrestricted subsidiary of the Company.

On January 12, 1994 Cablevision MFR assigned its rights and obligations under its agreement to purchase the assets of Framingham Cablevision to Cablevision of Framingham Holdings, Inc. ("CFHI"), currently a wholly-owned subsidiary of the Company. The Company has entered into an agreement with Warburg, Pincus Investors, L.P. ("Warburg Pincus"), pursuant to which Warburg Pincus will (i) purchase 60% of the common stock of CFHI for cash and (ii) purchase preferred stock of CFHI, from time to time, for a purchase price sufficient to pay 70% of the interest and principal payments on the Framingham Cablevision promissory note described below. The Company agreed to purchase preferred stock of CFHI, from time to time, for a purchase price sufficient to pay 30% of the interest and principal payments on the Framingham Cablevision promissory note.
Agreements between the Company and Warburg Pincus with respect to management of Framingham Cablevision and purchase and sale rights are substantially similar to those reached with respect to Warburg Pincus' investment in A-R Cable, which arrangements are described under "Cable Television Operations - Other Cable Affiliates" below.


The aggregate purchase price for the two New Jersey systems is expected to be $422.3 million. The Company expects that $244.6 million of such purchase price will be financed by senior credit facilities in newly formed unrestricted subsidiaries of the Company secured by the assets of the systems. The remaining $177.7 million of such purchase price will be paid by the issuance, by Cablevision MFR, of promissory notes due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10%, respectively, if interest is paid in shares of the Company's Class A Common Stock). The purchase price for the Framingham Cablevision assets is expected to be $41.1. The Company expects that approximately $22.8 million of such purchase price will be financed by a senior credit facility of a wholly-owned subsidiary of CFHI secured by the assets of such system. Approximately $13.3 million of such purchase price will be paid by the issuance by CFHI of a promissory note issued on the same terms as the promissory note of Cablevision MFR described above. The remaining approximately $5.0 million will consist of a $1.0 million loan to CFHI from its stockholders and an approximate $4.0 million capital contribution to CFHI from its stockholders. Principal and interest on the notes, which may be paid, at the maker's election, in cash or in shares of the Company's Class A common stock, will be guaranteed by the Company. The Company's obligations under the guarantee will rank pari passu with the Company's public subordinated debt. Under the Company's senior credit facility, the Company is only permitted to pay such amount in common stock. In certain circumstances, Cablevision MFR or CFHI (as the case may be) may extend the maturity date of the promissory notes until 2003 for certain additional consideration.

                                       (5)

Consummation of the transaction is subject to the receipt of necessary regulatory approvals and other customary closing conditions. There can be no assurance that this transaction will be successfully consummated. As of December 31, 1993, the two New Jersey systems served approximately 155,400 subscribers, in the aggregate, and Framingham Cablevision served approximately 16,200 subscribers.

On November 5, 1993, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and E.M. Warburg, Pincus & Co., Inc., entered into an agreement to purchase certain assets of Nashoba Communications ("Nashoba"), a group of three limited partnerships which operate three cable television systems in Massachusetts. A-R Cable Partners is controlled in a manner substantially similar to the way A-R Cable Services, Inc. is controlled. The purchase price is $90.0 million, subject to certain adjustments, of which up to $55.0 million is expected to be provided by a senior credit facility provided to A-R Cable Partners secured by the assets of such system. The remainder will be provided by equity contributions from the partners in A-R Cable Partners. The Company will provide 30% of such equity through drawings under its senior credit facility. Consummation of the transaction is subject to regulatory approval, as well as other customary closing conditions. As of December 31, 1993, Nashoba served approximately 34,800 basic subscribers.

On March 31, 1994, the Company issued and sold 100,000 shares of a new series of preferred stock (the "Preferred Shares") to Toronto-Dominion Investments, Inc. in a private transaction. The Preferred Shares were sold for a purchase price of $1,000 per share and carry a liquidation preference of a like amount plus accrued and unpaid dividends. Dividends accrue at a floating rate of LIBOR plus
2.5 percent and are payable, at the Company's option, either in cash or in registered shares of Class A common stock with a value equalling 105 percent of the required dividend. Additional dividend payments may be required with respect to the availability of the dividend received deduction. The Preferred Shares are redeemable at any time at the option of the Company at par plus accrued and unpaid dividends to the redemption date and are convertible after March 31, 1995 into Class A common stock, at the option of the holder, at a conversion rate based on 95 percent of the average closing price of the Class A Common Stock for the twenty business days prior to conversion. Additionally, the holders of the Preferred Shares have the right to convert their shares in connection with certain change in control transactions (regardless of when they occur) into a number of shares of Class A Common Stock which would yield $100,000,000 based upon an auction process involving the Class A Common Stock issuable on such conversion or, at the holder's election, at a conversion rate based on 95 percent of the average closing price of the Class A Common Stock for the twenty business days prior to conversion. The Company has the right to suspend the conversion of the Preferred Shares from March 31, 1995 through March 31, 1997 as long as it is in compliance with its Restricted Group financial covenants and is current in dividend payments on the Preferred Shares.

The Preferred Shares are not transferrable except with the Company's consent, not to be unreasonably withheld. The Preferred Shares are exchangeable, at the option of the holder, into a separate series of preferred stock with terms substantially identical to the

                                       (6)

Preferred Shares, except that such series (i) are not convertible into common stock or exchangeable for any other class of securities, and (ii) are freely transferable. The Company has granted registration rights with respect to the common stock issuable upon a conversion of the Preferred Shares and with respect to the series of preferred stock into which the Preferred Shares are exchangeable. Also, if the Company completes an offering on non-convertible, non-exchangeable shares of preferred stock, Preferred Shares, if not previously exchanged or converted, also may be converted into a new series of preferred stock having terms identical to or based upon the other series issued by the Company.

The Preferred Shares do not have voting rights, other than as required by law, except that (i) the vote of 60% of such shares is necessary to authorize the issuance of capital stock ranking senior to the Preferred Shares, or certain mergers or consolidations, in each case unless provision is made to redeem the Preferred Stock; (ii) if the Company misses four consecutive quarterly dividends in the Preferred Stock or in the event that certain covenants are breached, the holders of the Preferred Stock have the right to cause an increase in the size of the Company's Board of Directors and to elect one director during the continuation of such default in dividend payments or covenant breach. The Company also has the right to require conversion by the holders of the Preferred Shares in certain circumstances.

On February 22, 1994 the Federal Communications Commission ("FCC") ordered a further reduction in rates for the basic service tier in effect on September 30, 1992. See "Cablevision Television Operations -- Regulation", below.

                                       (7)

CABLE TELEVISION OPERATIONS

GENERAL.

As of December 31, 1993, the Company's consolidated cable television systems served approximately 1,379,000 subscribers in New York, Ohio, Connecticut, New Jersey, Michigan, and Massachusetts.

The following table sets forth certain statistical data regarding the Company's consolidated cable television operations (1):



                                                     AS OF DECEMBER 31,
                                                 ------------------------
                                                 1993     1992       1991
                                                 ----     ----       ----
Homes passed (2):
  Restricted Group . . . . . . . . . . .    1,086,000  1,079,000  1,072,000
  V Cable. . . . . . . . . . . . . . . .      509,000    504,000    499,000
  CNYC . . . . . . . . . . . . . . . . .      645,000    436,000          -
  A-R Cable. . . . . . . . . . . . . . .            -          -    434,000
                                             --------- ---------  ---------
     Company consolidated. . . . . . . .    2,240,000  2,019,000  2,005,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------
Basic service subscribers:
  Restricted Group . . . . . . . . . . .      815,000    790,000    762,000
  V Cable. . . . . . . . . . . . . . . .      350,000    338,000    327,000
  CNYC . . . . . . . . . . . . . . . . .      214,000    134,000          -
  A-R Cable. . . . . . . . . . . . . . .            -          -    283,000
                                             --------- ---------  ---------
     Company consolidated. . . . . . . .    1,379,000  1,262,000  1,372,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------

Average number of premium units per
  basic subscriber:
  Restricted Group . . . . . . . . . . .          1.8        2.0        2.2
  V Cable. . . . . . . . . . . . . . . .          1.3        1.4        1.1
  CNYC . . . . . . . . . . . . . . . . .          4.9        5.4          -
  A-R Cable. . . . . . . . . . . . . . .            -          -        1.0
                                             --------- ---------  ---------
     Company consolidated. . . . . . . .          2.2        2.2        1.7

Average revenue per basic subscriber (3):
  Restricted Group . . . . . . . . . . .       $38.01     $38.85     $38.20
  V Cable. . . . . . . . . . . . . . . .        30.56      31.30      30.17
  CNYC . . . . . . . . . . . . . . . . .        41.12      46.62          -
  A-R Cable. . . . . . . . . . . . . . .            -          -      29.20
                                             --------- ---------  ---------
     Company consolidated. . . . . . . .       $36.59     $37.64     $34.43

- ---------------------------
(1) No information is provided in this table for any period in which an entity was not a consolidated subsidiary of the Company.
(2) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(3) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Business -- Cable Television Operations -- Subscriber Rates and Services; Marketing and Sales".

                                       (8)

     The following table sets forth certain statistical data regarding the Company's managed, unconsolidated cable television operations (1):


                                                     AS OF DECEMBER 31,
                                                 -------------------------
                                                 1993       1992     1991
                                                 ----       ----     ----
Homes passed (2):
           Cablevision of Boston . . . . . .   252,000   249,000    244,000
           Cablevision of Chicago. . . . . .   193,000   193,000    191,000
           A-R Cable . . . . . . . . . . . .   442,000   438,000          -
           CNYC. . . . . . . . . . . . . . .         -         -    270,000
           U.S. Cable. . . . . . . . . . . .   317,000   305,000          -
           North Coast Cable . . . . . . . .   214,000   213,000    204,000
           Newark. . . . . . . . . . . . . .   118,000   117,000          -
                                              --------  --------   --------
                                             1,536,000 1,515,000    909,000
                                              --------  --------   --------
                                              --------  --------   --------

Basic service subscribers:
           Cablevision of Boston . . . . . .   129,000   122,000    115,000
           Cablevision of Chicago. . . . . .    83,000    79,000     76,000
           A-R Cable . . . . . . . . . . . .   299,000   292,000          -
           CNYC. . . . . . . . . . . . . . .         -         -     83,000
           U.S. Cable. . . . . . . . . . . .   213,000   202,000          -
           North Coast Cable . . . . . . . .    83,000    79,000     75,000
           Newark. . . . . . . . . . . . . .    46,000    45,000          -
                                              --------  --------   --------
                                               853,000   819,000    349,000
                                              --------  --------   --------
                                              --------  --------   --------
Average number of premium units per
           basic subscriber:
           Cablevision of Boston . . . . . .       2.1       2.1        2.3
           Cablevision of Chicago. . . . . .       1.6       1.7        1.8
           A-R Cable . . . . . . . . . . . .       0.9       0.9          -
           CNYC. . . . . . . . . . . . . . .         -         -        6.0
           U.S. Cable. . . . . . . . . . . .       0.8       0.4          -
           North Coast Cable . . . . . . . .       1.4       1.5        1.6
           Newark. . . . . . . . . . . . . .       2.0       1.6          -

Average revenue per basic subscriber (3):
           Cablevision of Boston . . . . . .    $36.81    $35.89     $35.93
           Cablevision of Chicago. . . . . .    $32.21    $34.80     $34.07
           A-R Cable . . . . . . . . . . . .    $28.42    $29.70          -
           CNYC. . . . . . . . . . . . . . .         -         -     $49.03
           U.S. Cable. . . . . . . . . . . .    $25.72    $26.10          -
           North Coast Cable . . . . . . . .    $33.95    $34.47     $32.07
           Newark. . . . . . . . . . . . . .    $37.12    $36.85          -

- -----------------------------

(1) No information is provided in this table for any period in which an entity was not a managed and unconsolidated affiliate of the Company.
(2) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(3) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Business -- Cable Television Operations -- Subscriber Rates and Services; Marketing and Sales".



                                       (9)

SUBSCRIBER RATES AND SERVICES; MARKETING AND SALES.

The Company's cable television systems offer a package of services, generally marketed as "Family Cable", which includes, among other programming, broadcast network local affiliates and independent television stations, satellite-delivered "superstations" and certain other news, information and entertainment channels such as CNN, CNBC, ESPN and MTV: Music Television. For additional charges, the Company's cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel and Cinemax, which may be purchased either individually (in conjunction with Family Cable) or in combinations or in tiers.


In addition, the Company's cable television systems recently introduced a basic package which includes broadcast network local affiliates and public, educational or governmental channels and certain public leased access channels.


The Company offers premium services on an individual basis and as components of different "tiers". Successive tiers include additional premium services for additional charges that reflect discounts from the charges for such services if purchased individually. For example, in most of the Company's cable systems, subscribers may elect to purchase Family Cable plus one, two or three premium services with declining incremental costs for each successive tier. In addition, most systems offer a "Rainbow" package consisting of between five and seven premium services, and a "Rainbow Gold" package consisting of between eight and ten premium services.

Since its existing cable television systems, other than the CNYC system, are substantially fully built, the Company's sales efforts are primarily directed toward increasing penetration and revenues in its franchise areas. The Company sells its cable television services through door-to-door selling supported by telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Certain services and equipment provided by substantially all of the Company's cable television systems are subject to regulation. See "Business -- Cable Television Operations -- Regulation -- 1992 Cable Act."

SYSTEM CAPACITY.

The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. The Company's cable television systems have a minimum capacity of 35 channels and 70% of its subscribers are currently served by systems having a capacity of at least 52 channels. As a result of currently ongoing upgrades, the Company expects that by December 1995 virtually all of its subscribers will be served by systems having a capacity of at least 52 channels and 66% by systems having a capacity of at least 77 channels. A substantial portion of the system upgrades either completed or underway will utilize fiber optic cable.

                                      (10)

PROGRAMMING.

Adequate programming is available to the Company from a variety of sources. Program suppliers' compensation is typically a fixed per subscriber monthly fee based, in most cases, either on the number of total subscribers of the cable systems of the Company and certain of its affiliates, or on the number of subscribers subscribing to the particular service. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Company's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors. Management believes that the Company will continue to have access to programming services at reasonable price levels.

FRANCHISES.

The Company's cable television systems are operated primarily under nonexclusive franchise agreements with local governmental franchising authorities, in some cases with the approval of state cable television authorities. Franchising authorities generally charge a fee of up to 5% based on a percentage of certain revenues of the franchisee. In 1993 franchise fee payments made by the Company aggregated approximately 3.9% of total revenues.

The Company's franchise agreements are generally for a term of ten to fifteen years from the date of grant, although recently renewals have often been for five to ten year terms. Some of the franchises grant the Company an option to renew. Except for the Company's franchise for the Town of Brookhaven, New York which expired in 1991, the expiration dates for the Company's ten largest franchises range from 1995 to 2001. In certain cases, including the Town of Brookhaven, the Company is operating under temporary licenses while negotiating renewal terms with the franchising authorities. Franchises usually require the consent of the franchising authority prior to the sale, assignment, transfer or change in ownership or operating control of the franchisee.

The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provide significant procedural protections for cable operators seeking renewal of their franchises. See "Business -- Cable Television Operations -- Regulation". In connection with a renewal, a franchising authority may impose different and more stringent terms. The Company has never lost a franchise as a result of a failure to obtain a renewal.


                                      (11)

COMPETITION.

The Company's cable television systems generally compete with the direct reception of broadcast television signals by antenna and with other methods of delivering television signals to the home for a fee. The extent of such competition depends upon the number and quality of the signals available by direct antenna reception as compared to the number and quality of signals distributed by the cable system. The Company's cable television systems also compete to varying degrees with other communications and entertainment media, including movies, theater and other entertainment activities.

The 1984 Cable Act, Federal Communications Commission ("FCC") regulations and the 1982 federal court consent decree (the "Modified Final Judgment") that settled the 1974 antitrust suit against American Telephone & Telegraph Company regulate the provision of video programming and other information services by telephone companies. A federal district court in 1991 issued an opinion, upheld on appeal, lifting the Modified Final Judgment prohibition on the provision of information services by the seven Bell Operating Companies ("BOCs"), allowing the BOCs to acquire or construct cable television systems outside of their own service areas. Several BOCs have purchased or made investments in cable systems outside their service areas in reliance on this decision. The 1984 Cable Act codified FCC cross-ownership regulations which, in part, prohibit local exchange telephone companies, including the BOCs, from providing video programming directly to subscribers within their local exchange service areas, except in rural areas or by specific waiver of FCC rules. The statutory provision and corresponding FCC regulations are of particular competitive importance because these telephone companies already own much of the plant necessary for cable television operations, such as poles, underground conduit, associated rights-of-way and connections to the home.

One telephone company has been successful in a lawsuit in a Virginia federal court challenging the constitutionality of the existing statutory ban on unrestricted telephone company ownership of cable systems. The federal government has appealed this decision. The ruling applies to telephone company ownership of cable systems in one state in which the Company owns systems. Similar lawsuits have been filed in several other states in which the Company owns systems. Legislation to repeal this ban, subject to certain regulatory requirements, has been introduced in the U.S. Senate and House of Representatives; repeal has also been endorsed by the Clinton Administration. The bills would also, inter alia, preempt state and locally-imposed barriers to the provision of intrastate and interstate telecommunications services by the Company and other cable system operators in competition with local telephone companies.

In July 1992, the FCC voted to authorize additional competition to cable television by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. The FCC also reaffirmed an earlier holding, currently on appeal to a federal court, that programmers using such a telephone company-provided "video dial tone" system would not need to obtain a state or municipal franchise. Several telephone companies have sought approval from the FCC to build such "video


                                      (12)
dial tone" systems. Such a system has been proposed in several communities in Connecticut in which the Company currently holds a cable franchise and approval of one such system has been granted in a franchise area adjoining a cable television system of the Company.

Cable television also competes with the home video industry. Owners of videocassette recorders are able to rent many of the same movies, special events and music videos that are available on certain premium services. The availability of videocassettes has affected the degree to which the Company is able to sell premium service units and pay-per-view offerings to some of its subscribers.

Multipoint distribution services ("MDS"), which deliver premium television programming over microwave superhigh frequency channels received by subscribers with a special antenna, and multichannel multipoint distribution service ("MMDS"), which is capable of carrying four channels of television programming, also compete with certain services provided by the Company's cable television systems. By acquiring several MMDS licenses or subleasing from several MMDS operators and holders of other types of microwave licenses, a single entity can increase channel capacity to a level more competitive with cable systems. MDS and MMDS systems are not required to obtain a municipal franchise, are less capital intensive, require lower up-front capital expenditures and are subject to fewer local and FCC regulatory requirements than cable systems. The ability of MDS and MMDS systems to serve homes and to appeal to consumers is affected by their less extensive channel capacity and the need for unobstructed line of sight over-the-air transmission.

Satellite master antenna systems ("SMATV") generally serve large multiple dwelling units. The FCC has preempted all state and local regulation of SMATV operations. SMATV is limited to the buildings within which the operator has received permission from the building owner to provide service. The FCC has recently streamlined its MDS regulations and opened substantially more microwave channels to MDS and SMATV operators, which could increase the strength of their competition with cable television systems.

In January 1993, the FCC proposed establishing a new local multipoint distribution service ("LMDS", sometimes referred to as "cellular cable") in the virtually unused 28 GHz band of the electromagnetic spectrum that could be used to offer multichannel video in competition with cable systems, as well as two-way communications services. The FCC has proposed issuing two LMDS licenses per market, using auctions or lotteries to select licensees. Suite 12 Group, the originator of this service, currently holds an experimental license and has constructed a video transmission service using the 28 GHz band in a portion of the Company's New York City service area.

The 1984 Cable Act specifically legalized, under certain circumstances, reception by private home earth stations of satellite-delivered cable programming services. By law, dish owners have the right to receive broadcast superstations and network affiliate


                                      (13)
transmissions in return for a compulsory copyright fee. Cable programmers have developed new marketing efforts to reach these viewers. Direct broadcast satellite ("DBS") systems currently permit satellite transmissions from the low-power C-Band to be received by antennae approximately 60 to 72 inches in diameter at the viewer's home. New higher power DBS systems providing transmissions over the Ku-Band will permit the use of smaller receiver antennae and thus may be more appealing to customers. A consortium of cable operators (other than the Company), formed PrimeStar, a joint venture to operate a medium power Ku-Band DBS system which began operations in 1990. In addition, other mid- and high-power DBS ventures have announced their intentions to begin operations during 1994. Both C-Band and Ku-Band DBS delivery of television signals are competitive alternatives to cable television.

Other technologies supply services that may compete with certain services provided by cable television. These technologies include translator stations (which rebroadcast signals at different frequencies at lower power to improve reception) and low-power television stations (which operate on a single channel at power levels substantially below those of most conventional broadcasters and, therefore, reach a smaller service area).

The full extent to which developing media will compete with cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete. In particular, certain major telephone companies have demonstrated an interest in acquiring cable television systems or providing video services to the home through fiber optic technology. Changes in the laws and regulations mentioned above governing telephone companies could allow these companies in the future to provide information and entertainment services to the home.

Although substantially all the Company's cable television franchises are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the Company operates or a municipality could build a competing cable system. One company has applied for a franchise to build and operate a competing cable television system in several communities in Connecticut in which the Company currently holds a cable franchise. The state regulatory authority is currently conducting hearings on this application and a decision is expected during the second or third fiscal quarters of this year. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable systems or municipally-owned cable systems. See "Regulation -- 1992 Cable Act," below.


                                      (14)

REGULATION.

1984 CABLE ACT. In 1984, Congress enacted the 1984 Cable Act, which set uniform national guidelines for cable regulation under the Communications Act of 1934. While several of the provisions of the 1984 Cable Act have been amended or superseded by the 1992 Cable Act, described below, other provisions of the 1984 Act, including the principal provisions relating to the franchising of cable television systems, remain in place. The 1984 Cable Act authorizes states or localities to franchise cable television systems but sets limits on their franchising powers. It sets a ceiling on cable franchise fees of 5% of gross revenues and prohibits localities from requiring cable operators to carry specific programming services. The 1984 Cable Act protects cable operators seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial. The 1984 Cable Act does not, however, prevent another cable operator from being authorized to build a competing system. The 1992 Cable Act prohibits franchising authorities from granting exclusive cable franchises and from unreasonably refusing to award an additional competitive franchise.


The 1984 Cable Act allows localities to require free access to public, educational or governmental channels, but sets limits on the number of commercial leased access channels cable television operators must make available for potentially competitive services. The 1984 Cable Act prohibits obscene programming and requires the sale or lease of devices to block programming considered offensive.

1992 CABLE ACT. On October 5, 1992, Congress enacted the 1992 Cable Act. The 1992 Cable Act represents a significant change in the regulatory framework under which cable television systems operate.

After the effective date of the 1984 Cable Act, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of the Company's systems. The 1992 Cable Act reintroduced rate regulation for certain services and equipment provided by most cable systems in the United States, including substantially all of the Company's systems. On April 1, 1993, the FCC adopted rules implementing the rate regulation provisions of the 1992 Cable Act.

The 1992 Cable Act requires each cable system to establish a basic service package consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals that the system wishes to carry, and all public, educational and governmental access programming. The rates for the basic service package are subject to regulation by local franchising authorities. Under the FCC's April 1, 1993 rate regulation rules, a cable operator whose per channel rates as of September 30, 1992 exceeded an FCC established benchmark was required to reduce its per channel rates for the basic service package by up to 10% unless it could justify higher rates on the basis of its costs. On February 22, 1994, after reconsideration, the FCC ordered a further reduction of 7% in rates for the basic service tier in effect on September 30, 1992, for an overall reduction of 17% from those rates. The amount of this 17% decrease that is below a new per channel benchmark need not be implemented pending

                                      (15)
completion of FCC studies of the costs of below-benchmark cable systems. In the interim, however, the amount of the 17% decrease that is below this benchmark must be computed by the cable system and must be offset against otherwise allowable rate increases by these systems. Franchise authorities (local municipalities or state cable television regulators) are also empowered to regulate the rates charged for the installation and lease of the equipment used by subscribers to receive the basic service package (including a converter box, a remote control unit and, if requested by a subscriber, an addressable converter box or other equipment required to access programming offered on a per channel or per program basis), including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets. The FCC's rules require franchise authorities to regulate rates for equipment and connections for additional television sets on the basis of an actual cost formula developed by the FCC, plus a return of 11.25%. No additional charge is permitted for the delivery of service to additional sets unless the operator incurs additional programming costs in connection with the delivery of the regulated service to multiple sets.

The FCC may, in response to complaints by a subscriber, municipality or other governmental entity, reduce the rates for service packages other than the basic service package if it finds that such rates are unreasonable. Under the FCC's April 1, 1993 rules, a cable operator whose per channel rates for such service packages as of September 30, 1992, exceeded an FCC established benchmark was required to reduce its per channel rates for such packages by up to 10% unless it could justify higher rates on the basis of its costs. On February 22, 1994, the FCC also determined on reconsideration to authorize a further rate reduction of 7% applicable to FCC-regulated tiers, subject to the same interim constraints on further decreases in the basic tier rates below new benchmarks discussed above. The FCC will in response to complaints also regulate, on the basis of actual cost, the rates for equipment used only to receive these higher packages. Services offered on a per channel or per program basis or packages comprised only of services that are also available on a per channel or per program basis are not subject to rate regulation by either municipalities or the FCC. The FCC on February 22, 1994 adopted criteria to assess whether certain discounted packages of "a la carte" or per channel offerings should be regulated as a tier of services by the FCC, or treated as unregulated per channel offerings.


The regulations adopted by the FCC on April 1, 1993, including the original rate benchmarks, became effective on September 1, 1993. The new rate regulations adopted by the FCC on February 22, 1994, including the new benchmarks, are expected to become effective in May, 1994.

The FCC's rules provide that, unless a cable operator can justify higher rates on the basis of its costs, increases in the rates charged by the operator for the basic service package or any other regulated package of service may not exceed an inflation indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs that exceed the inflation index. A cable operator may not pass through to subscribers any amounts paid by the operator on or before October 6, 1994, to broadcast stations for the retransmission of their

                                      (16)
signals. Increases in retransmission fees above those in effect on that day may be passed through to subscribers. As part of the implementation of its rate regulations, the FCC has frozen all cable service rates in effect on April 5, 1993 until May 15, 1994. Challenges to rates then in effect were required to be filed within six months from September 1, 1993.

On February 22, 1994, the FCC adopted guidelines for cost-of-service showings that establish a regulatory framework pursuant to which a cable television operator may attempt to justify rates in excess of the benchmarks. Such justification would be based upon (i) the operator's costs in operating a cable television system (including certain operating expenses, depreciation and taxes) and (ii) a return on the investment the operator has made to provide regulated cable television services in such system (such investment being referred to as its "ratebase", which includes working capital and certain costs associated with the construction of such system). The guidelines (1) create a rebuttable presumption that excludes from a cable television operator's ratebase any "excess acquisition costs" (equal to the excess of the purchase price for a cable television system over the original construction cost of such system, or its book value at the time of acquisition), (2) include in the rate base the costs associated with certain intangibles such as franchise rights and customer lists, (3) set a uniform rate of return for regulated cable television service of 11.25% after taxes, and (4) include a "productivity offset feature" that could reduce otherwise justifiable rate increases based on a claimed increase in a cable television system's operational efficiencies.

Under the 1992 Cable Act, systems may not require subscribers to purchase any service package other than the basic service package as a condition of access to video programming offered on a per channel or per program basis. Cable systems are allowed up to ten years to the extent necessary to implement the necessary technology to facilitate this access.

In addition, the 1992 Cable Act (i) requires cable programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS, and prohibits new exclusive contracts with program suppliers without FCC approval, (ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator,
(iii) bars municipalities from unreasonably refusing to grant additional competitive franchises, (iv) requires cable television operators to carry ("Must Carry") all local broadcast stations (including home shopping broadcast stations), or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal ("Retransmission Consent"), (v) requires cable television operators to obtain the consent of any non-local broadcast station prior to retransmitting its signal, and (vi) regulates the ownership by cable operators of other media such as MMDS and SMATV. In connection with clause (ii) above concerning limitations on affiliated programming, the FCC has established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of households that any cable company can serve. In connection with clause (iv) above concerning


                                      (17)
retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by the Company's systems and have elected to negotiate with the Company for Retransmission Consent. Although the Company has obtained Retransmission Consent agreements with all broadcast stations it currently carries, a number of these agreements are temporary in nature and the potential remains for discontinuation of carriage if an agreement is not ultimately reached.

The FCC has imposed new regulations under the 1992 Cable Act in the areas of customer service, technical standards, equal employment opportunity, privacy, rates for leased access channels, obscenity and indecency, and disposition of a customer's home wiring. The FCC has also issued a report to Congress on proposals for compatibility with other consumer electronic equipment such as "cable ready" television sets and videocassette recorders and has issued a notice of proposed rulemaking seeking comments on proposed equipment compatibility regulations.


A number of lawsuits have been filed in federal court challenging the constitutionality of various provisions of the 1992 Cable Act. A challenge to the constitutionality of the 1992 Cable Act's Must Carry rules was denied by a federal court in April 1993. A stay of the rules pending an appeal to the United States Supreme Court was denied. Argument on those rules was heard by the United States Supreme Court in January 1994. Other lawsuits filed challenging the application of the Must Carry rules to particular cable television systems have been unsuccessful. Most other challenged provisions of the 1992 Cable Act have been upheld at the federal district court level, including provisions governing rate regulation and retransmission consent, but an appeal to the District of Columbia Court of Appeals of that decision has been filed. Other challenges to the FCC rate freeze and other provisions of the FCC's rate regulation scheme have been separately brought directly to the D.C. Circuit. The Company cannot predict the outcome of any of the foregoing litigation affecting the 1992 Cable Act.

OTHER FCC REGULATION. In addition to the rules and regulations promulgated by the FCC under the 1984 Cable Act and the 1992 Cable Act, the FCC has promulgated other rules affecting the Company. FCC rules require that cable systems black out certain network and sports programming on imported distant broadcast signals upon request. The FCC also requires that cable systems delete syndicated programming carried on distant signals upon the request of any local station holding the exclusive right to broadcast the same program within the local television market and, in certain cases, upon the request of the copyright owner of such programs. These rules affect the diversity and cost of the Company's programming options for their cable systems.

The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area, and the states in which the Company's cable television systems operate have done so. The FCC's technical guidelines for signal leakage became substantially more stringent in 1990, requiring upgrading expenditures by the Company. Two-way radio stations, microwave-relay stations and satellite earth stations used by the Company's cable television systems are licensed by the FCC.


                                      (18)

FEDERAL COPYRIGHT REGULATION. There are no restrictions on the number of distant broadcast television signals that cable television systems can import, but cable systems are required to pay copyright royalty fees to receive a compulsory license to carry them. The United States Copyright Office has increased the royalty fee from time to time. The FCC has recommended to Congress the abolition of the compulsory licenses for cable television carriage of broadcast signals. Any such action by Congress could adversely affect the Company's ability to obtain such programming and could increase the cost of such programming.

CABLE TELEVISION CROSS-MEDIA OWNERSHIP LIMITATIONS. The 1984 Cable Act prohibits any person or entity from owning broadcast television and cable properties in the same market. The 1984 Cable Act also bars co-ownership of telephone companies and cable television systems operating in the same service areas, with limited exceptions for rural areas. The FCC may also expand the rural exemption for telephone companies offering cable service within their service areas. The FCC has modified its rule that formerly barred the commercial broadcasting networks (NBC, CBS and ABC) from owning cable television systems. The FCC rule does not allow the networks to acquire cable systems in markets in which they already own a broadcast station, and sets limitations on the percentage of homes that can be passed, both nationally and locally, by network-owned cable systems. There is no federal bar to newspaper ownership of cable television systems. The 1992 Cable Act imposed limits on new acquisitions of SMATV or MMDS systems by cable operators in their franchise areas. The Company does not have any prohibited cross-ownership interests.

STATE AND LOCAL REGULATION. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, system design and construction, safety, and consumer services remains with either state or local officials and, in some jurisdictions, with both. The 1992 Cable Act expands the factors that a franchising authority can consider in deciding whether to renew a franchise and limits the damages for certain constitutional claims against franchising authorities for their franchising activities. New York law provides for comprehensive state-wide regulation, including approval of transfers of cable franchises and consumer protection legislation. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with the provisions of the 1984 Cable Act and the 1992 Cable Act. Among the more significant restrictions that the Cable Act imposes on the regulatory jurisdiction of local franchising authorities is a 5% ceiling on franchise fees and mandatory renegotiation of certain franchise requirements if warranted by changed circumstances.

                                      (19)

CONSOLIDATED CABLE AFFILIATES

V CABLE. On December 31, 1992, the Company consummated a significant restructuring and reorganization involving its unrestricted subsidiary V Cable, U.S. Cable and General Electric Capital Corporation ("GECC"), V Cable's principal creditor (the "V Cable Reorganization"). In the V Cable Reorganization, V Cable acquired, for $20.0 million, a 20% partnership interest in U.S. Cable, and U.S. Cable acquired, for $3.0 million, a 19% non-voting interest in a newly incorporated subsidiary of V Cable ("VC Holding") that was formed to hold substantially all of V Cable's assets. As a result, V Cable now owns an effective 84.8% interest in VC Holding. GECC then provided new long-term credit facilities to each of V Cable, VC Holding and U.S. Cable. The debt of V Cable and VC Holding is guaranteed by, and secured by a pledge of all of the assets of, V Cable, VC Holding and each of their subsidiaries, including a pledge of all direct and indirect ownership interests in such subsidiaries. The debt of U.S. Cable is guaranteed by all subsidiaries of U.S. Cable, and secured by all the assets of each subsidiary of U.S. Cable; U.S. Cable's debt is also guaranteed (and cross-collateralized in most cases) by each of V Cable, VC Holding and each of their subsidiaries. All of the V Cable, VC Holding and U.S. Cable credit facilities are non-recourse to the Company other than with respect to the common stock of V Cable owned by the Company. The Company manages the U.S. Cable properties and the V Cable systems under management agreements that provide for cost reimbursement, including an allocation of overhead charges.

In connection with the V Cable Reorganization, V Cable will assume, on December 31, 1997, approximately $121.0 million face value of debt of U.S. Cable ($78.3 million present value as of December 31, 1993), which amount is subject to adjustment, upward or downward, depending on U.S. Cable's ratio of debt to cash flow (as defined) in 1997. Each year thereafter, until the final adjustment upon occurrence of an exchange described below, the amount of U.S. Cable debt assumed by V Cable may be similarly adjusted, upward or downward.

V Cable has the option to exchange its interest in U.S. Cable for all of U.S. Cable's interest in VC Holding and thus recover full ownership of the V Cable systems from and after January 1, 1998. Upon such an exchange, the guarantee and cross collateralization by V Cable and VC Holding of any portion of the U.S. Cable senior credit facilities not assumed by V Cable would terminate. Such option may not be exercised prior to November 30, 2001 unless the U.S. Cable systems have been sold for a net purchase price sufficient to repay to GECC certain of the U.S. Cable loans not assumed by V Cable, as well as a fixed additional amount. In addition, V Cable may exercise the option prior to January 1, 1998 if the U.S. Cable systems have been sold, all outstanding indebtedness of V Cable, VC Holding and U.S. Cable to GECC (other than junior subordinated debt and certain other excluded indebtedness) is repaid, and an additional fixed amount is paid to GECC.

The Company accounts for its investment in U.S. Cable using the equity method of accounting.

                                      (20)

CABLEVISION OF NEW YORK CITY. In July 1992, the Company acquired (the "CNYC Acquisition") substantially all of the remaining interests in Cablevision of New York City -- Phase I through Phase V ("CNYC"), the operator of a cable television system that is under development in The Bronx and parts of Brooklyn, New York. Prior to the CNYC Acquisition, the Company had a 15% interest in CNYC and Charles F. Dolan, the chief executive officer and principal shareholder of the Company, owned the remaining interests. Mr. Dolan remains a partner in CNYC, with a 1% interest and the right to certain preferential payments.

CNYC holds franchises that permit construction of the franchised areas in specified phases. Construction of the systems in the Brooklyn and The Bronx franchises will take place in five and four phases, respectively. Construction of Phases I, II, III and IV in Brooklyn and Phases I, II and III in The Bronx has been substantially completed. Construction of Phase IV in The Bronx and Phase V in Brooklyn is scheduled to be substantially fully built by the end of 1995.

Under the agreement between the Company and Mr. Dolan, a new limited partnership ("CNYC LP") was formed and holds 99% of the partnership interests in CNYC. The remaining 1% interest in CNYC is owned by the existing corporate general partner, which is a wholly-owned subsidiary of the Company. The Company owns 99% of the partnership interests in CNYC LP and Mr. Dolan retains a 1% partnership interest in CNYC LP plus certain preferential rights. Mr. Dolan's preferential rights entitle him to an annual cash payment (the "Annual Payment") of 14% multiplied by the outstanding balance of his "Minimum Payment". The Minimum Payment is $40.0 million and is to be paid to Mr. Dolan prior to any distributions from CNYC LP to partners other than Mr. Dolan. In addition, Mr. Dolan has the right, exercisable on December 31, 1997, and as of the earlier of
(1) December 31, 2000 and (2) December 31 of the first year after 1997 during which CNYC achieves an aggregate of 400,000 subscribers, to require the Company to purchase (Mr. Dolan's "put") his interest in CNYC LP. The Company has the right to require Mr. Dolan to sell his interest in CNYC LP to the Company (the Company's "call") during the three-year period commencing one year after the expiration of Mr. Dolan's second put. In the event of a put, Mr. Dolan will be entitled to receive from the Company the Minimum Payment, any accrued but unpaid Annual Payments, a guaranteed return on certain of his investments in CNYC LP and a Preferred Payment defined as a payment (not exceeding $150.0 million) equal to 40% of the Appraised Equity Value (as defined) of CNYC LP after making certain deductions including a deduction of a 25% compound annual return on approximately 85% of the Company's investments with respect to the construction of Phases III, IV and V of CNYC and 100% of certain of the Company's other investments in CNYC, including Mr. Dolan's Annual Payment. In the event the Company exercises its call, the purchase price will be computed on the same basis as for a put except that there will be no payment in respect of the Appraised Equity Value amount.

The Company has the right to make payment of the put or call exercise price in the form of shares of the Company's Class B Common Stock or, if Mr. Dolan so elects, Class A Common Stock, except that all Annual Payments must be paid in cash to the


                                      (21)
extent permitted under the Company's Credit Agreement (as defined below). Under the Credit Agreement, the Company is currently prohibited from paying the put or call exercise price in cash and, accordingly, without the consent of the bank lenders, would be required to pay it in shares of the Company's Common Stock.

The Company has agreed to invest in CNYC LP sufficient funds to permit CNYC LP to make the required Annual Payments to Mr. Dolan and to make certain equity contributions to CNYC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Restricted Group."


The subsidiaries of the Company that own all of the Company's interests in CNYC have succeeded to the rights and obligations of Mr. Dolan under a security agreement relating to CNYC's credit agreement and in connection therewith have pledged all of the Company's interests in CNYC and CNYC LP to secure the obligations to the bank lenders under the CNYC credit agreement. Recourse against these subsidiaries, which are members of the Restricted Group, is limited solely to the pledged interests in CNYC and CNYC LP.

OTHER CABLE AFFILIATES

A-R CABLE. On May 11, 1992, A-R Cable purchased approximately $237 million principal amount of its Senior Subordinated Deferred Interest Notes due December 30, 1997 (the "A-R Cable Notes") representing approximately 86.9% of the principal amount of A-R Cable Notes outstanding. Concurrent with the purchase of the A-R Cable Notes, Warburg, Pincus Investors, L.P. ("Warburg Pincus") purchased a new Series A Preferred Stock of A-R Cable for a cash investment of $105.0 million, and the Company purchased a new Series B Preferred Stock of A-R Cable for a cash investment of $45.0 million. The Company acquired the funds for its investment in A-R Cable through borrowings under the Company's credit agreement. In addition, GECC provided A-R Cable with an additional $70.0 million under a secured revolving credit line. The proceeds from the sale of the Series A and Series B Preferred Stock and the additional GECC loans were used to purchase the A-R Cable Notes.

In connection with Warburg Pincus' investment in A-R Cable, upon the receipt of certain franchise approvals, Warburg Pincus will be permitted to elect three of the six members of the A-R Cable board of directors, will have approval rights over certain major corporate decisions of A-R Cable and will be entitled to 60% of the vote on all matters on which holders of capital stock are entitled to vote (other than the election of directors). A wholly-owned subsidiary of the Company continues to own the common stock, as well as the Series B Preferred Stock, of A-R Cable and the Company continues to manage A-R Cable under a management agreement that provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid annual amounts thereon at a rate of 10% per annum. The 3-1/2% fee and interest thereon is payable by A-R Cable only after repayment in full of its senior debt and certain other obligations. Under certain circumstances, the fee is subject to reduction to 2-1/2% of gross receipts.

                                      (22)

After May 11, 1997, either Warburg Pincus or the Company may irrevocably cause the sale of A-R Cable, subject to certain conditions. In certain circumstances, Warburg Pincus may cause the sale of A-R Cable prior to that date. If Warburg Pincus initiates the sale, the Company will have the right to purchase A-R Cable through an appraisal procedure. The Company's purchase right may be forfeited in certain circumstances. Upon the sale of A-R Cable, the net sales proceeds, after repayment of all outstanding indebtedness and other liabilities, will be used as follows: first, to repay Warburg Pincus' original $105.0 million investment in the Series A Preferred Stock; second, to repay the Company's original investment of $45.0 million in the Series B Preferred Stock; third, to repay the accumulated unpaid dividends on the Series A Preferred Stock (19% annual rate); fourth, to repay the accumulated unpaid dividends on the Series B Preferred Stock (12% annual rate); fifth, to pay the Company for all accrued and unpaid management fees together with accrued but unpaid interest thereon; sixth, pro rata 60% to the Series A Preferred Stockholders, 4% to the Series B Preferred Stockholders and 36% to the common stockholder(s).

Also in connection with the purchase of the A-R Cable Notes, A-R Cable retired its previously outstanding preferred stock (undesignated as to series) which it had purchased from an affiliate for nominal consideration. In connection with the purchase of the preferred stock, a transaction fee agreement between A-R Cable and GECC was terminated and A-R Cable's obligations thereunder were extinguished.

As a result of the rights to which Warburg Pincus is entitled discussed above, the Company no longer has financial or voting control over A-R Cable's operations. Accordingly, the Company no longer consolidates the financial position or results of operations of A-R Cable. For reporting purposes, the deconsolidation of A-R Cable became effective on January 1, 1992 and the Company is accounting for its investment using the equity method of accounting.

The Company continues to guarantee the debt of A-R Cable to GECC under a limited recourse guarantee wherein recourse to the Company is limited solely to the common stock and Series B Preferred Stock of A-R Cable owned by a wholly-owned subsidiary of the Company.

In October and November 1992, A-R Cable repurchased approximately an aggregate $6.9 million principal amount of the A-R Cable Notes at an average price of $98.60 per $100 principal amount. The funds for such repurchase were obtained by additional borrowings under A-R Cable's secured revolving credit line. In February 1993, A-R Cable redeemed the remaining principal amount of A-R Cable Notes and accrued interest thereon in the aggregate amount of $29.3 million. The funds for such redemption were obtained from an additional revolving credit line provided by GECC.

CABLEVISION OF BOSTON. Cablevision of Boston, a Massachusetts limited partnership, is engaged in the construction, ownership and operation of cable television systems in Boston and Brookline, Massachusetts. The Company had advanced net funds to Cablevision of Boston as of December 31, 1993 amounting to approximately $52.0 million. Due to uncertainties existing during 1985 (which subsequently were resolved),

                                      (23)
the Company wrote off for accounting purposes its entire investment in and advances to Cablevision of Boston of $34.5 million as of September 30, 1985. Subsequent to 1985, a subsidiary of the Company exchanged $45.7 million of advances, consisting of amounts previously written off of $34.5 million, interest of $3.2 million that had not been recognized for accounting purposes, and $8.0 million of subsequent advances, for $45.7 million of preferred equity in Cablevision of Boston. After this exchange, the Company advanced an additional $9.5 million to Cablevision of Boston; in addition, at December 31, 1993, $81.2 million of unpaid distributions had accrued on the Company's preferred equity. At December 31, 1993, as a result of the write-off referred to above and non-recognition for accounting purposes of the unpaid distributions, the Company's consolidated financial statements reflected $17.5 million due from Cablevision of Boston. The Company's preferred equity is subordinated to the indebtedness of Cablevision of Boston (including the Company's $9.5 million of advances not converted to preferred equity) and accrued but unpaid management fees due to a corporation owned by the managing general partner, which indebtedness and management fees aggregated approximately $92.2 million at December 31, 1993, and any working capital deficit incurred in the ordinary course of business.


In addition to the Company's preferred equity interest in Cablevision of Boston, the Company is a limited partner in Cablevision of Boston and currently holds a 7% prepayout interest and a 20.7% postpayout interest. Mr. Dolan holds directly or indirectly a 1% prepayout general partnership interest and a 23.5% postpayout general partnership interest in Cablevision of Boston. With respect to Cablevision of Boston, "payout" means the date on which the limited partners are distributed the amount of their original investment.

CABLEVISION OF CHICAGO. Cablevision of Chicago owns cable television systems operating in the suburban Chicago area. The Company does not have a material ownership interest in Cablevision of Chicago but had loans and advances outstanding to Cablevision of Chicago in the amount of $12.4 million (plus $10.1 million in accrued interest which the Company has fully reserved) as of December 31, 1993, which loans and advances are subordinated to Cablevision of Chicago's senior credit facility. Mr. Dolan currently holds directly or indirectly an approximate 1% prepayout and a 32.7% postpayout general partnership interest in the cable television systems owned and operated by Cablevision of Chicago. With respect to Cablevision of Chicago, "payout" means the date on which the limited partners in Cablevision of Chicago are distributed the amount of their original investment, plus interest thereon, if applicable. In February, 1993 Cablevision of Chicago amended its credit facility, increasing the maximum amount available under such facility to $85.0 million and obtaining the ability to pay certain subordinated debt.

CABLEVISION OF NEWARK. In April 1992, Cablevision of Newark, a partnership 25% owned and managed by the Company and 75% owned by an affiliate of Warburg Pincus, acquired cable television systems located in Newark and South Orange, New Jersey ("Gateway Cable") from Gilbert Media Associates, L.P. for a cash purchase price of approximately $76.5 million. The Company's total capital contributions to Cablevision of Newark were approximately $6.0 million. The Company manages the

                                      (24)
operations of Cablevision of Newark for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses.

U.S. CABLE. In connection with the V Cable Reorganization (see Note 2 of Notes to Consolidated Financial Statements), V Cable acquired for $20.0 million a 20% interest in U.S. Cable. The Company has managed the properties of U.S. Cable since June 1992 under management agreements that provide for cost reimbursement, including an allocation of overhead charges.

                                      (25)

PROGRAMMING OPERATIONS

GENERAL.

The Company conducts its programming activities through Rainbow Programming, its wholly owned subsidiary, and through subsidiaries of Rainbow Programming in partnership with certain unaffiliated entities, including National Broadcasting Company, Inc. ("NBC") and Liberty Media Corporation ("Liberty"). Rainbow Programming's businesses include eight regional SportsChannel services, two national entertainment services (American Movie Classics Company ("AMCC") and Bravo Network ("Bravo")), News 12 Long Island (a regional news service serving Long Island, New York) and the national backdrop sports services of Prime SportsChannel Networks ("Prime SportsChannel"). Rainbow Programming also owns an interest in Courtroom Television Network. Rainbow Programming's SportsChannel services provide regional sports programming to the New York, Philadelphia, New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas. AMCC is a national program service featuring classic, unedited and non-colorized films from the 1930s through the 1970s. Bravo is a national program service offering international films and performing arts programs, including jazz, dance, classical music, opera and theatrical programs.

Rainbow Programming acts as managing partner for each of these programming businesses, other than Courtroom Television Network (which is managed by Time Warner), and reflects its share of the profits or losses in these businesses using the equity method of accounting. Rainbow Programming may from time to time sell equity interests in certain of these businesses, which sale(s) would reduce Rainbow Programming's ownership interests therein. Certain of Rainbow Programming's programming interests are held through Rainbow Program Enterprises ("RPE"), which is substantially wholly owned by Rainbow Programming.

In December 1992, Rainbow Programming, NBC and Liberty entered into an agreement to form Prime SportsChannel, a partnership to supply national sports programming, including live and taped sports events and sports news, to regional sports markets in the United States. The partnership, which is owned 50% by an affiliate of Liberty and 25% each by affiliates of Rainbow and NBC, delivers two national sports program services: Prime Network, consisting primarily of live and taped events, and SportsChannel America, featuring sports news and occasional events. In addition, an affiliate of Liberty concurrently acquired a one-third partnership interest in SportsChannel Prism Associates ("Prism"), which operates two regional sports and entertainment programming services in Philadelphia. Following this transaction, affiliates of Liberty, Rainbow Programming and NBC are equal one-third partners in Prism.

In January 1993, Liberty exercised the remainder of its option to purchase an additional 0.1% interest in SportsChannel Chicago Associates equally from both Rainbow Programming and NBC. Accordingly, Liberty now has a 50% ownership interest while Rainbow and NBC each have a 25% interest in the company.

                                      (26)

As previously announced, the Company is considering possible transactions that could result in Rainbow Programming, or another entity holding the Company's programming interests, becoming a publicly-held company, including a spin-off of all or a portion of Rainbow Programming or such entity to the Company's common stockholders.

Rainbow Programming and NBC formed a venture to exploit the pay-per-view television rights to the 1992 Summer Olympics. Rainbow Programming's share of the losses of the venture amounted to its maximum obligation of $50 million and this payment was made to NBC in January 1993.

On August 2, 1993, Rainbow Programming received a notice from the AMCC partner affiliated with Liberty Media Corporation initiating the buy-sell procedure and setting a stated value of $390 million for all the partnership interests in AMCC. The partnership agreement provides that the non-initiating partner has a period of 45 days from receipt of the buy-sell notice to elect to purchase the initiating partner's interest at the stated value or sell its interest at the stated value. On September 16, 1993, Rainbow Programming notified its partners in AMCC that it had elected to purchase Liberty Media's 50% interest in AMCC at the stated value. The Company anticipates that the transaction will be consummated in the second quarter of 1994.

Rainbow Programming's financing needs have been funded by the Restricted Group's investments in and advances to Rainbow Programming, by sales of equity interests in various programming businesses and, to a limited extent, through separate, external debt financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

COMPETITION.

There are numerous programming services with which Rainbow Programming competes for cable television system distribution and for subscribers, including network television, other national and regional cable services, independent broadcast television stations, television superstations, the home videocassette industry, and developing pay-per-view services. Rainbow Programming and the other programming services are competing for limited channel capacity and for inclusion in the basic service tier of the systems offering their programming services. Many of these program distributors are large, publicly-held companies which have greater financial resources than Rainbow Programming.

Rainbow Programming also competes for the availability of programming, through competition for telecast rights to films and competition for rights agreements with sports teams. The Company anticipates that such competition will increase as the number of programming distributors increases.

                                      (27)

In general, the programming services offered by Rainbow Programming compete with other forms of television-related services and entertainment media on the basis of the price of services, the variety and quality of programming offered and the effectiveness of Rainbow Programming's marketing efforts.

REGULATION.

Cable television program distributors such as Rainbow Programming are not regulated by the FCC under the Communications Act of 1934. To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, the business of Rainbow Programming will be directly affected. As discussed above under "Business - Cable Television Operations - Regulation", the 1992 Cable Act limits in certain ways the Company's ability to freely manage the Rainbow Programming services or carry the Rainbow Programming services on their affiliates' systems or could impose other regulations on the Rainbow Programming companies.

The 1984 Cable Act prohibits localities from requiring carriage of specific programming services, providing a more open market for Rainbow Programming and other cable program distributors. The 1984 Cable Act limits the number of commercial leased access channels that a cable television operator must make available for potentially competitive services but the 1992 Cable Act empowers the FCC to set the rates and conditions for such leased access channels. The reimposition of the FCC's rules requiring blackout of syndicated programming on distant broadcast signals for which a local broadcasting station has an exclusive contract opened new channels for Rainbow Programming's services.

Satellite common carriers, from whom Rainbow Programming and its affiliates obtain transponder channel time to distribute their programming, are directly regulated by the FCC. All common carriers must obtain from the FCC a certificate for the construction and operation of their interstate communications facilities. Satellite common carriers must also obtain FCC authorization to utilize satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite service and the number of channels available for program producers and distributors such as Rainbow Programming and its affiliates. Nevertheless, there are at present numerous competing satellite services that provide transponders for video services to the cable industry.

All common carriers must offer their communications service to Rainbow Programming and others on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.

                                      (28)

ADVERTISING SERVICES

Rainbow Advertising represents certain of the Company's cable television systems in the sales of advertising time to regional and local advertisers. Rainbow Advertising also represents each of the SportsChannel regional programming services and the News 12 Long Island programming service in the sales of advertising time to national and regional advertisers. Rainbow Advertising represents cable television systems unaffiliated with the Company in the sales of spot advertising to national and regional advertisers. Rainbow Advertising also has contracted with certain unaffiliated cable television operators to act as their exclusive representative for the sales of advertising time to local advertisers.

OTHER AFFILIATES

ATLANTIC PUBLISHING. Atlantic Cable Television Publishing Corporation ("Atlantic Publishing") holds a minority equity interest and a debt interest in a company that publishes a weekly cable television guide which is offered to the Company's subscribers and to other unaffiliated cable television operators. As of December 31, 1993, the Company had advanced an aggregate of approximately $18.3 million to Atlantic Publishing, of which approximately $0.7 million was advanced during 1992 and approximately $0.5 million was paid back during 1993. The Company has written off all of its advances to Atlantic Publishing other than $4.0 million. Atlantic Publishing is owned by a trust for certain Dolan family members; however, the Company has the option to purchase Atlantic Publishing for an amount equal to the owner's net investment therein plus interest. The current owner has made only a nominal investment in Atlantic Publishing to date.

RADIO STATION WKNR. In 1990, the Company and a partner purchased Cleveland Radio Associates ("WKNR"), an AM radio station serving the Cleveland metropolitan area. The Company purchased its partner's interest and its total purchase price for its 100% interest in the radio station was $2.5 million. The Company has implemented a change for WKNR to an all-sports format. The Company purchased WKNR in order to explore possible synergies that may exist between radio and its cable television systems and regional sports channel service in the Cleveland market.

EMPLOYEES AND LABOR RELATIONS


As of December 31, 1993, the Company had 3,197 full-time, 370 part-time and 69 temporary employees. During 1991, the International Brotherhood of Electrical Workers ("IBEW") conducted an organizing campaign among employees involved in the operation of News 12 Long Island. In connection with that campaign, the IBEW claimed that various unfair labor practices were committed. An NLRB administrative law judge found that News 12's downsizing of its work force in 1991 was based upon valid economic factors and was not an unfair labor practice. The IBEW intends to appeal this determination. The administrative law judge has also found that News 12 offered improper promises to certain employees and improper threats of retaliation to

                                      (29)
others. News 12 intends to appeal this determination. As of December 31, 1993, News 12 Long Island had 40 full-time, 7 part-time and 102 temporary employees.

In January 1993, IBEW Local 3 filed a Petition seeking to organize certain employees in CNYC's engineering department. At an election held on March 23, 1994, the employees voted not to be represented by the union. CNYC currently employs 642 employees of whom approximately 145 comprise the proposed bargaining unit.

There are no collective bargaining agreements with employees in effect, and the Company believes that its relations with its employees are satisfactory.

                                      (30)

ITEM 2.  PROPERTIES

The Company generally leases the real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. Significant leasehold properties include eleven business offices, comprising the Company's headquarters located in Woodbury, New York with approximately 248,000 square feet of space, and the headend sites. The Company believes its properties are adequate for its use.

The Company generally owns all assets (other than real property) related to the cable television operations of the Restricted Group, including its program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment. Similarly, the unconsolidated entities managed by the Company generally own such assets related to their cable television operations. The Company generally leases its service and other vehicles.

Substantially all of the assets of the Restricted Group, CNYC, V Cable and VC Holding are pledged to secure borrowings under their respective credit agreements.


ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on the financial position of the Company. See Note 12 of Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                      (31)

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), is traded on the American Stock Exchange under the symbol "CVC". The following table sets forth the high and low sales prices for the last two years of Class A Common Stock as reported by the American Stock Exchange for the periods indicated.


                        1993                       1992
                    -------------            -------------
     Quarter        High      Low            High      Low
     -------        ----      ---            ----      ---
     First          44        34-3/8         36        29
     Second         38-7/8    29-3/8         32-1/2    27
     Third          49-5/8    37-1/2         35        25-3/4
     Fourth         72        48-1/4         35        24-7/8


As of March 15, 1994, there were 719 holders of record of Class A Common Stock.

There is no public trading market for the Company's Class B Common Stock, par value $.01 per share ("Class B Common Stock"). As of March 15, 1994, there were 23 holders of record of Class B Common Stock.

DIVIDENDS. The Company has not paid any dividends on shares of Class A or Class B Common Stock. The Company intends to retain earnings to fund the growth of its business and does not anticipate paying any cash dividends on shares of Class A or Class B Common Stock in the foreseeable future.

The Company may pay cash dividends on its capital stock only from surplus as determined under Delaware law. Holders of Class A and Class B Common Stock are entitled to receive dividends equally on a per share basis if and when such dividends are declared by the Board of Directors of the Company from funds legally available therefor. No dividend may be declared or paid in cash or property on shares of either Class A or Class B Common Stock unless the same dividend is paid simultaneously on each share of the other class of common stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock). In addition, the Company is restricted from paying dividends on its capital stock, other than the Company's 8% Series C Cumulative Preferred Stock, under the provisions of its debt agreements.

Under the most restrictive of these provisions, cash dividends could not be paid on Class A or Class B Common Stock at December 31, 1993. Dividends may not be paid in respect of shares of Class A or Class B Common Stock unless all dividends due and payable in respect of the preferred stock of the Company have been paid or provided for.


                                      (32)

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND STATISTICAL DATA

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of the Company. Acquisitions made by the Company were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets owned by Mr. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. The operating data for 1992 reflects the deconsolidation of the Company's A-R Cable subsidiary for reporting purposes, effective January 1, 1992. The selected financial data presented below should be read in conjunction with the financial statements of the Company and notes thereto included in Item 8 of this Report.


                                                                                CABLEVISION SYSTEMS CORPORATION
                                                            ---------------------------------------------------------------------
                                                                                          DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                               1993           1992           1991           1990           1989
                                                            ---------      ---------      ---------      ---------      ---------
                                                                              (Dollars in thousands, except per share data)
Operating Data:
- ---------------
Net revenues . . . . . . . . . . . . . . . . . . . . . . .   $ 666,724      $ 572,487      $ 603,272      $ 562,989      $ 492,688
Operating expenses
     Technical . . . . . . . . . . . . . . . . . . . . . .     241,877        204,449        213,059        202,850        181,513
     Selling, general and administrative . . . . . . . . .     172,687        120,356        121,527        118,825        105,940
     Depreciation and amortization . . . . . . . . . . . .     194,904        168,538        215,326        216,288        191,310
                                                               -------        -------        -------        -------        -------
Operating profit . . . . . . . . . . . . . . . . . . . . .      57,256         79,144         53,360         25,026         13,925
Other income (expense):
     Interest expense, net . . . . . . . . . . . . . . . .    (230,327)      (193,379)      (257,189)      (261,114)      (226,467)
     Share of affiliates' net loss . . . . . . . . . . . .     (61,017)       (47,278)       (23,780)       (39,980)       (34,019)
     Gain (loss) on sale of programming interests, net           (330)         7,053         15,505              -         102,212
     Gain on sale of securities, net . . . . . . . . . . .           -            733          5,806              -          4,502
     Provision for loss on Olympic venture . . . . . . . .           -        (50,000)             -              -              -
     Loss on sale of preferred stock . . . . . . . . . . .           -        (20,000)             -              -              -
     Write off of deferred financing costs . . . . . . . .      (1,044)       (12,284)             -              -              -
     Settlement of litigation and related matters. . . . .           -         (5,655)        (9,677)             -              -
     Provision for preferential payment to party . . . . .      (5,600)     (   2,662)             -              -              -
     Transaction fees  . . . . . . . . . . . . . . . . . .           -              -              -         14,759        (13,029)
     Minority interest . . . . . . . . . . . . . . . . . .       3,000              -              -              -              -
     Miscellaneous, net. . . . . . . . . . . . . . . . . .      (8,720)        (6,175)       (11,224)       (10,066)          (746)
                                                               -------        -------        -------        -------        -------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .    (246,782)      (250,503)      (227,199)      (271,375)      (153,622)
Preferred dividend requirement . . . . . . . . . . . . . .        (885)          (885)        (4,464)        (4,065)        (3,710)
                                                               -------        -------        -------        -------        -------
Net loss applicable to common shareholders . . . . . . . .   $(247,667)     $(251,388)     $(231,663)     $(275,440)     $(157,332)
                                                               -------        -------        -------        -------        -------
                                                               -------        -------        -------        -------        -------
Net loss per common share  . . . . . . . . . . . . . . . .   $  (10.83)     $  (11.17)     $  (10.32)     $  (12.36)     $   (7.12)
                                                               -------        -------        -------        -------        -------
                                                               -------        -------        -------        -------        -------

Average number of common shares outstanding (in thousands)      22,859         22,512         22,446         22,290         22,082
                                                               -------        -------        -------        -------        -------
                                                               -------        -------        -------        -------        -------

Cash dividends declared per common share . . . . . . . . .   $       -      $       -      $       -      $       -      $       -
                                                               -------        -------        -------        -------        -------
                                                               -------        -------        -------        -------        -------

                                                                                     CABLEVISION SYSTEMS CORPORATION
                                                            ---------------------------------------------------------------------
                                                                                               DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                               1993           1992           1991           1990           1989
                                                                              (DOLLARS IN THOUSANDS)
Balance Sheet Data:
- -------------------
Total assets . . . . . . . . . . . . . . . . . . .           $1,309,444   $ 1,251,157     $1,475,672     $1,641,612     $1,756,271
Total debt . . . . . . . . . . . . . . . . . . . .            2,235,499     2,004,452      2,211,056      2,170,275      2,015,642
Deficit investment in affiliate. . . . . . . . . .              307,758       251,679              -              -              -
Minority interest. . . . . . . . . . . . . . . . .                    -         3,000              -              -              -
Cumulative Redeemable Preferred Stock. . . . . . .                    -             -         32,094         28,515         25,335
Stockholders' deficiency . . . . . . . . . . . . .           (1,503,244)   (1,250,248)      (932,428)      (702,448)      (427,876)



Statistical Data:
- -----------------
Homes passed by cable. . . . . . . . . . . . . . .           2,240,000      2,019,000      2,005,000      1,976,000      1,946,000
Basic service subscribers. . . . . . . . . . . . .           1,379,000      1,262,000      1,372,000      1,326,000      1,274,000
Basic service subscribers as a percentage of
     homes passed. . . . . . . . . . . . . . . . .               61.5%          62.5%          68.4%          67.1%          65.5%
Number of premium television units . . . . . . . .           3,003,000      2,802,000      2,326,000      2,401,000      2,397,000
Average number of premium units per basic
     subscriber at period end. . . . . . . . . . .                 2.2            2.2            1.7            1.8            1.9
Average monthly revenue per basic subscriber (1) .              $36.59         $37.64         $34.43         $34.09         $33.12

- ------------------------
(1)    Based on recurring service revenues divided by average subscribers for the month of December.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
RECENT CABLE REGULATORY DEVELOPMENTS

As a result of the initial FCC rate regulations, significant rate reductions were required in a number of the Company's cable television systems. The Company estimates that rate changes and other adjustments, effective
September 1, 1993, made in compliance with the initial FCC regulations, caused revenues and operating cash flow (operating profit before depreciation and amortization) to decline $14.9 million and $13.4 million, respectively, for the period from September 1, through December 31, 1993 from those that would have existed absent such adjustments. On February 22, 1994, the FCC ordered a further reduction in rates in effect on September 30, 1992 for the basic service tier. For a further description see Item 1 - "Business - Cable Television Operations - Competition and Regulation".

The Company is currently in the process of attempting to analyze the impact of the revised rate regulations announced by the FCC in February 1994. Because the Company has not yet had an opportunity to review the formal text of the revised regulations, it is not possible at this time to predict the ultimate financial impact of these rate regulations on the Company and its subsidiaries; however, the Company expects further rate reductions will be required in a number of its cable television systems.

In connection with the implementation of its revised rate structure resulting from the initial FCC rate regulation, the Company introduced a number of measures, including the provision of alternate service offerings and repackaging of certain services in order to mitigate the negative impact of FCC regulation on the Company's rate structure. Following the latest FCC rate regulation, the Company intends to introduce additional marketing measures. The Company is not able to predict fully the extent of the effect any of such measures will have in mitigating the impact of rate regulation.

RECENT ACQUISITIONS AND RESTRUCTURINGS

The Company's high levels of interest expense and depreciation and amortization, largely associated with acquisitions made by the Company in the past, have had and will continue to have a negative impact on the reported results of the Company. Consequently, the Company expects to report substantial net losses for at least the next several years.

For a description of the Company's recent acquisitions and restructurings, see
Item 1 - "Business - Consolidated Cable Affiliates and Other Cable Affiliates" and Note 2 of Notes to Consolidated Financial Statements. For a description of the Company's pending acquisitions see Item 1 - "Business - Recent Developments".


                                      (35)

RESULTS OF OPERATIONS

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated. The results of operations of CNYC are included in 1992 from the date of acquisition.

                                                                      YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                               1993                     1992
                                                         -------------------     --------------------   (INCREASE)
                                                                    % OF NET                 % OF NET    DECREASE
                                                         AMOUNT     REVENUES     AMOUNT      REVENUES   IN NET LOSS
                                                         ------     --------     ------      --------   -----------
                                                                         (Dollars in thousands)
Net revenues.........................................  $ 666,724      100%     $ 572,487       100%      $ 94,237

Operating expenses:
  Technical..........................................    241,877       36        204,449        36        (37,428)
  Selling, general & administrative..................    172,687       26        120,356        21        (52,331)
                                                       ---------               ---------                 --------
Operating cash flow..................................    252,160       38        247,682        43          4,478
Depreciation and amortization........................    194,904       29        168,538        29        (26,366)
                                                       ---------               ---------                 --------
Operating profit.....................................     57,256        9         79,144        14        (21,888)
Other income (expense):
  Interest expense, net..............................   (230,327)     (35)      (193,379)      (34)       (36,948)
  Share of affiliates' net loss......................    (61,017)      (9)       (47,278)       (8)       (13,739)
  Gain (loss) on sale of programming interests, net..       (330)       -          7,053         1         (7,383)
  Gain on sale of marketable securities, net.........          -        -            733         -           (733)
  Provision for loss on Olympics venture.............          -        -        (50,000)       (9)        50,000
  Loss on sale of preferred stock....................          -        -        (20,000)       (3)        20,000
  Write off of deferred financing costs..............     (1,044)       -        (12,284)       (2)        11,240
  Settlement of litigation and related matters.......          -        -         (5,655)       (1)         5,655
  Provision for preferential payment to related party     (5,600)      (1)        (2,662)        -         (2,938)
  Minority interest..................................      3,000        -              -         -          3,000
  Miscellaneous......................................     (8,720)      (1)        (6,175)       (1)        (2,545)
                                                       ---------               ---------                 --------

Net loss.............................................  $(246,782)     (37)%    $(250,503)      (44)%     $  3,721
                                                       ---------               ---------                 --------
                                                       ---------               ---------                 --------

Currently payable interest expense, net..............  $ 182,225       27%     $ 141,843        25%
                                                       ---------               ---------
                                                       ---------               ---------

COMPARISON OF YEAR ENDED DECEMBER 31, 1993 VERSUS YEAR ENDED DECEMBER 31, 1992.

NET REVENUES for the year ended December 31, 1993 increased $94.2 million (16%) as compared to net revenues for the prior year. Approximately $45.8 million (8%) of the increase is attributable to the CNYC Acquisition on July 10, 1992; approximately $37.1 million (6%) to internal growth of over 112,700 (9%) in the average number of subscribers during the year; and approximately $11.6 million (2%) resulted from an increase in other revenue sources such as advertising. These increases were offset slightly by a decrease of approximately $0.3 million attributable to decreased revenue per subscriber resulting primarily from compliance with FCC regulations. See "Recent Cable Regulatory Developments" above.

TECHNICAL EXPENSES for 1993 increased $37.4 million (18%) over the 1992 amount. Approximately 11% of the 18% increase is attributable to the CNYC Acquisition (whose programming costs reflect high premium service penetration); the remaining


                                      (36)

7% is attributable to increased costs directly associated with the growth in subscribers and revenues discussed above. As a percentage of net revenues, technical expenses increased less than 1% during 1993 as compared to 1992; excluding the effect of the CNYC Acquisition, such expenses would have remained relatively constant during 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $52.3 million (43%) for 1993 as compared to the 1992 level. Approximately 13% of this 43% increase is directly attributable to the CNYC Acquisition, 17% to expense adjustments related to an incentive stock plan and 13% to general cost increases, including higher administrative and sales and marketing costs (a portion of which was attributable to compliance with FCC regulation during the third quarter of
1993). As a percentage of net revenues, selling, general and administrative expenses increased 5%; excluding the effects of the CNYC Acquisition and the incentive stock plan expense adjustments, such expenses, as a percent of net revenues, would have decreased 1% during 1993.

OPERATING CASH FLOW (operating profit before depreciation and amortization) increased $4.5 million (2%) to $252.2 million for 1993 from $247.7 million for 1992. A $7.8 million (3%) increase, attributable to the CNYC Acquisition, was partially offset by the combined effect of the revenue and expense changes, primarily the impact of the higher selling, general and administrative expenses, noted above.

DEPRECIATION AND AMORTIZATION EXPENSE increased $26.4 million (16%) during 1993 as compared to the 1992 amount. The acquisition of CNYC contributed $8.6 million (5%) of this increase. The components of the remaining increase in depreciation and amortization of $17.8 million (11%) are as follows:
Depreciation expense for the Company, excluding CNYC, increased $10.7 million during 1993 resulting primarily from depreciation charges on capital expenditures made during 1993 and 1992. Amortization expense, excluding CNYC, increased $7.1 million, reflecting an increase of $10.1 million due to the implementation of SFAS 109 during 1993 offset to some extent by a decrease of $3.0 million primarily due to certain intangible assets becoming fully amortized.

NET INTEREST EXPENSE increased $36.9 million (19%) during 1993 compared to 1992. Approximately $3.7 million (2%) of the increase is attributable to the CNYC Acquisition. An increase of $18.2 million (9%) is due to the net effect of the repayment of bank debt, bearing lower average interest rates with the issuances of a series of senior subordinated debentures as well as to an increase in average debt levels in 1993. An additional $15.0 million (8%) increase resulted from V Cable's debt restructuring on December 31, 1992, primarily from amortization of deferred interest expense incurred in connection therewith.

SHARE OF AFFILIATES' NET LOSSES of $61.0 million for 1993 and $47.3 million for 1992 consist primarily of the Company's share of A-R Cable's net losses ($56.4 million in 1993 and $30.3 million in 1992), the Company's net share of the profits and losses in certain programming businesses in which the Company has varying ownership interests, (amounting to an $8.8 million profit in 1993 and a $12.4 million loss in


                                      (37)

1992) and the Company's share of the net losses of other entities, primarily U.S. Cable (in 1993) and Cablevision of Newark (in 1993 and 1992), which amounted to $13.4 million and $4.6 in 1993 and 1992, respectively.

MINORITY INTEREST in 1993 represents U.S. Cable's share of the losses of VC Holding, limited to its $3.0 million investment. At December 31, 1992, as part of a restructuring and reorganization involving the Company's unrestricted subsidiary V Cable, V Cable acquired a 20% interest in U.S. Cable for $20 million, and U.S. Cable acquired a 19% interest in VC Holding (a subsidiary of V Cable formed to hold substantially all of V Cable's assets) for $3.0 million.

OTHER ITEMS

During 1993, net deferred financing charges of approximately $1.0 million associated with the reduction of the Company's credit facility with proceeds from the issuance of the Company's $150 million debentures in April, were written off.

In connection with the acquisition of CNYC, for the year ended December 31, 1993, the Company expensed $5.6 million representing the proportionate amount due with respect to the Annual Payment. For the year ended December 31, 1993, the Company has provided for an additional $22.7 million due Mr. Dolan in respect of the Preferred Payment that would be due him in the event he exercises his "put" as further described under "Business - Cable Television Operations - Consolidated Cable Affiliates - Cablevision of New York City". the additional provision is based on management's estimate of the Appraised Equity Value of the system at December 31, 1993 and has been charged to par value in excess of capital contributed in the accompanying consolidated financial statements. The total amount due Mr. Dolan as of December 31, 1993 in respect of the Preferred Payment amounted to $91.6 million, reflecting a reduction of $3.7 million in 1993 representing Mr. Dolan's obligation to reimburse the Company in connection with certain claims paid or owing by CNYC. See Note 2 of Notes to Consolidated Financial Statements.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, other than those accounted for under the equity method or as investments in consolidated subsidiaries, and all investments in debt securities. SFAS 115 is effective for fiscal years beginning after December 15, 1993. The effect of initially adopting SFAS 115 will be reported in a manner similar to a cumulative effect of a change in accounting principle. Management of the Company believes that the implementation of SFAS 115 will not have a material effect on the financial position and results of operations of the Company.

In November 1992, the FASB issued SFAS No. 112 "Employers Accounting for Postemployment Benefits". This statement is effective for fiscal years beginning after December 15, 1993 and management of the Company believes that the implementation


                                      (38)
of this statement will not have a significant impact on the results of operations or financial position of the Company.

INFLATION. The effects of inflation on the Company's costs have generally been offset by increases in subscriber rates.


COMPARISON OF YEAR ENDED DECEMBER 31, 1992 VERSUS YEAR ENDED DECEMBER 31, 1991, AS ADJUSTED.

As a result of the A-R Cable Restructuring discussed above, effective January 1, 1992, the Company no longer consolidates the financial position and results of operations of A-R Cable, but rather is accounting for its investment in A-R Cable using the equity method of accounting. Accordingly, in order to provide comparability between the 1992 and 1991 periods presented, the following table reflects adjustments made to 1991 to deconsolidate and show on the equity basis the results of operations of A-R Cable for the year ended December 31, 1991.
The results of operations of CNYC are included in 1992 from the date of acquisition. The following discussion and analysis of financial condition and results of operations refers to the adjusted results reflected in the table except as otherwise noted.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                               1992                1991 (ADJUSTED)
                                                                      --------------------     ---------------------
                                                                                                                        (INCREASE)
                                                                                  % OF NET                  % OF NET     DECREASE
                                                                      AMOUNT      REVENUES     AMOUNT       REVENUES    IN NET LOSS
                                                                      ------      --------     ------       --------    -----------
                                                                                        (DOLLARS IN THOUSANDS)
Net revenues.....................................................    $ 572,487       100%      $ 503,113      100%      $ 69,374

Operating expenses:
  Technical......................................................      204,449        36         178,974       36        (25,475)
  Selling, general & administrative..............................      120,356        21         104,570       21        (15,786)
                                                                     ---------                 ---------                --------
Operating cash flow..............................................      247,682        43         219,569       44         28,113
Depreciation and amortization....................................      168,538        29         164,712       33         (3,826)
                                                                     ---------                 ---------                --------
Operating profit.................................................       79,144        14          54,857       11         24,287
Other income (expense):
  Interest expense, net..........................................     (193,379)      (34)       (187,775)     (37)        (5,604)
  Share of affiliates' net loss..................................      (47,278)       (8)       (100,622)     (20)        53,344
  Gain on sale of programming interests, net.....................        7,053         1          15,505        3         (8,452)
  Gain on sale of marketable securities, net.....................          733         -           5,806        1         (5,073)
  Provision for loss on Olympics venture.........................      (50,000)       (9)              -        -        (50,000)
  Loss on sale of preferred stock................................      (20,000)       (3)              -        -        (20,000)
  Write off of deferred financing costs..........................      (12,284)       (2)              -        -        (12,284)
  Settlement of litigation and related matters...................       (5,655)       (1)         (9,677)      (2)         4,022
  Provision for preferential payment to related party............       (2,662)        -               -        -         (2,662)
  Miscellaneous..................................................       (6,175)       (1)         (8,872)      (2)         2,697
                                                                     ----------                ----------               --------

Net loss.........................................................    $(250,503)      (44)%     $(230,778)     (46)%     $(19,725)
                                                                     ----------                ----------               --------
                                                                     ----------                ----------               --------

Currently payable interest expense, net..........................    $ 141,843        25%      $ 145,605       29 %
                                                                     ---------                 ---------
                                                                     ---------                 ---------


                                      (39)

NET REVENUES for the year ended December 31, 1992 increased $69.4 million (14%) as compared to adjusted net revenues for the prior year. Approximately $35.8 million (7%) of the increase is attributable to the CNYC Acquisition on July 10, 1992; approximately $17.3 million (3%) to an increase of over 40,300 (3.8%) in the average number of subscribers during the year; approximately $9.3 million (2%) to increased revenue per subscriber resulting primarily from rate increases; and approximately $7.0 million (2%) resulted from an increase in non-recurring revenues such as advertising.

TECHNICAL EXPENSES for 1992 increased $25.5 million (14%) over the adjusted 1991 amount. Approximately 10% of the increase is attributable to the CNYC Acquisition (whose programming costs reflect high premium service penetration) and 4% is attributable to increased costs directly associated with the other growth in revenues and subscribers discussed above, together with increased rates paid for certain programming services. As a percentage of net revenues, technical expenses remained relatively constant in 1992 as compared to 1991; excluding the effect of the CNYC Acquisition, such expenses would have declined 0.8% during 1992.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased $15.8 million (15%) for 1992 as compared to the adjusted 1991 level (11% of this increase is directly attributable to the CNYC Acquisition); excluding the effects of the CNYC Acquisition, such expenses would have increased approximately $3.7 million (4%), primarily due to general cost increases. As a percentage of net revenues, selling, general and administrative expenses remained relatively constant; excluding the effect of the CNYC Acquisition, such expenses would have declined 0.6%, as a percent of net revenues, during 1992.

OPERATING CASH FLOW (operating profit before depreciation and amortization) increased $28.1 million (13%) to $247.7 million for 1992 from $219.6 million for 1991, as adjusted. Approximately $6.0 million (3%) of the increase is attributable to the CNYC Acquisition; the remaining $22.1 million (10%) increase is attributable to the combined effect of the revenue and expense increases noted above.

DEPRECIATION AND AMORTIZATION EXPENSE increased $3.8 million (2%) during 1992 as compared to the adjusted 1991 amount. The acquisition of CNYC contributed an increase of $8.6 million (5%) in depreciation and amortization during 1992. Depreciation expense for the Company, excluding CNYC, increased $3.2 million (2%) during 1992 resulting from depreciation charges on capital expenditures made during 1992 and 1991. Amortization expense, excluding CNYC, decreased $8.0 million (5%) as the result of certain intangible assets becoming fully amortized during 1992 and 1991.

NET INTEREST EXPENSE increased $5.6 million (3%) during 1992 compared to 1991, as adjusted. Interest expense increased by $11.4 million ($3.1 million (2%) attributable to the CNYC Acquisition; $6.9 million (4%) to increasing amortization of the original issue discount on the subordinated notes payable of V Cable; and $1.4 million (1%) to interest incurred on a special funding revolver). These increases were partially offset by a net reduction of approximately $5.8 million (4%) attributable primarily to lower average interest rates during 1992 on the Company's bank debt and on the term loans


                                      (40)
of V Cable. Included in the calculation of the net $5.8 million reduction is $21.2 million of interest on the Company's $275 million 10-3/4% Senior Subordinated Debentures issued in April 1992, the proceeds of which were used to repay bank debt, on which an estimated $17.8 million of interest would have been charged.

SHARE OF AFFILIATES' NET LOSSES of $47.3 million for 1992 and $100.6 million for 1991, as adjusted, consist primarily of the Company's share of A-R Cable's net losses ($30.3 million in 1992 and $76.8 million in 1991, as adjusted), $12.3 million and $4.9 million due to the Company's share of losses in a regional sports programming business which was discontinued on December 31, 1992 and its net share of the profits and losses in other entities, primarily certain programming businesses in which the Company has varying ownership interests, which amounted to an aggregate net loss of $4.7 million and $18.9 million in 1992 and 1991, respectively.

OTHER ITEMS

During the year ended December 31, 1992, the Company recorded gains of $7.1 million on the sale of certain programming interests and $0.7 million on the sale of marketable securities. During 1991, the Company recorded gains on the sale of certain programming interests approximating $15.5 million, and on the sale of marketable securities approximating $5.8 million.

In 1992, the Company provided for the loss it incurred, $50.0 million, with respect to Rainbow Programming's agreement with NBC relating to the telecast of the 1992 Summer Olympics. This amount was paid in January 1993 with borrowings under the Company's Credit Agreement. See Note 8 of Notes to Consolidated Financial Statements.

In connection with the V Cable Reorganization described above, the Company recognized a loss on sale of preferred stock amounting to $20.0 million in the year ended December 31, 1992.

The cost of debt restructuring, for the year ended December 31, 1992 includes the write-off of deferred financing charges of approximately $4.8 million associated with that portion of bank debt that was repaid ($267 million) with the proceeds of the Company's 10-3/4% subordinated debentures issued in April 1992. In addition, $7.5 million of deferred financing costs was written off in relation to the debt that V Cable carried before the V Cable Reorganization was consummated on December 31, 1992. See Item 1 - "Business - Consolidated Cable Affiliates - V Cable" and Note 2 of Notes to Consolidated Financial Statements.

In 1992, the Company provided an additional $5.7 million for settlement of claims and potential claims related to certain litigation that had been pending against Mr. Dolan and the Company, as described in Note 12 of Notes to Consolidated Financial Statements.


                                      (41)

In connection with the acquisition of CNYC, the Company provided for the $40.0 million minimum payment due Mr. Dolan and, for the year ended December 31, 1992, expensed $2.7 million representing the proportionate amount due with respect to the Annual Payment. As of December 31, 1992, the Company has provided for an additional $27.0 million due Mr. Dolan in respect of the Preferred Payment that would be due him in the event he exercises his "put" as further described under "Business - Cable Television Operations - Consolidated Cable Affiliates - Cablevision of New York City". The additional provision is based on management's estimate of the Appraised Equity Value of the system at December 31, 1992 and has been charged to par value in excess of capital contributed in the accompanying consolidated financial statements. See Note 2 of Notes to Consolidated Financial Statements.

INFLATION. The effects of inflation on the Company's costs have generally been offset by increases in subscriber rates.

LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an unrestricted group of certain subsidiaries which includes V Cable (including VC Holding), CNYC, Rainbow Programming, WKNR and Rainbow Advertising. The Restricted Group, V Cable and CNYC are individually and separately financed. Equity funding for CNYC will, however, be provided by the Restricted Group. Rainbow Programming does not have external financing and its cash requirements have been financed to date by the Restricted Group, although one of the programming businesses in which Rainbow Programming invests has separate financing. WKNR and Rainbow Advertising do not have external financing and havebeen financed to date by the Restricted Group.


                                      (42)

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the year ended December 31, 1993. (Rainbow Programming, Rainbow Advertising, and WKNR are included in "Other Unrestricted Subsidiaries").


                                                                           Other         Cablevision
                               Restricted                               Unrestricted       Systems
                                 Group          V Cable       CNYC      Subsidiaries     Corporation
                               ----------      --------      --------   ------------     -----------
                                                      (Dollars in thousands)
Net revenues                    $393,815       $137,853      $101,539       $ 33,517      $  666,724

Operating expenses:
  Technical                      134,001         51,570        49,135          7,171         241,877
  Selling, general and
    administrative                63,054         20,494        33,601         55,538         172,687
  Depreciation and
    amortization                  90,407         80,287        20,959          3,251         194,904
                               ---------      ---------     ---------      ---------      ----------
Operating profit (loss)         $106,353(1)    $(14,498)     $ (2,156)      $(32,443)     $   57,256
                               ---------      ---------     ---------      ---------      ----------
                               ---------      ---------     ---------      ---------      ----------

Currently payable
  interest expense              $126,377       $ 48,469      $  7,357      $      22      $  182,225
                               ---------      ---------     ---------      ---------      ----------
                               ---------      ---------     ---------      ---------      ----------

Total interest expense          $129,799       $ 94,452      $  8,161      $      22      $  232,434
                               ---------      ---------     ---------      ---------      ----------
                               ---------      ---------     ---------      ---------      ----------


Senior debt                     $359,022       $832,964      $129,106      $       7      $1,321,099
                               ---------      ---------     ---------      ---------      ----------
                               ---------      ---------     ---------      ---------      ----------

Subordinated debt               $822,781     $        -    $        -     $        -      $  822,781
                               ---------      ---------     ---------      ---------      ----------
                               ---------      ---------     ---------      ---------      ----------

Obligation to related party  $         -     $        -      $ 91,619  (2)$        -      $   91,619
                               ---------      ---------     ---------      ---------      ----------
                               ---------      ---------     ---------      ---------      ----------


Deficit investment
  in affiliate                  $307,758     $        -    $        -     $        -      $  307,758
                               ---------      ---------     ---------      ---------      ----------
                               ---------      ---------     ---------      ---------      ----------

Capital expenditures            $106,379       $ 20,304      $ 86,669       $  3,514      $  214,604(3)
                               ---------      ---------     ---------      ---------      ----------
                               ---------      ---------     ---------      ---------      ----------

(1) Includes management fees from CNYC of $3,538, payment of which is restricted under the CNYC Credit Agreement.

(2) Obligation of NYC LP Corp., a wholly-owned Unrestricted Group subsidiary, relating to the acquisition of Cablevision of NYC, which obligation has been guaranteed by the Company.

(3)  Includes intercompany eliminations of $2,262.


                                      (43)

At December 31, 1993, the Company's consolidated debt was $2,235.5 million (excluding the Company's deficit investment in A-R Cable of $307.8 million), of which $833.0 million represented V Cable's debt and $220.7 million represented CNYC's debt including the $91.6 million obligation to a related party.

RESTRICTED GROUP

The Company is party to a credit facility with a group of banks led by Toronto-Dominion (Texas) as agent, (the "Credit Agreement"). The maximum amount available to the Restricted Group under the Credit Agreement is $695.6 million with a final maturity at December 31, 2000. The facility consists of a $291.0 million term loan, which begins amortizing on a scheduled quarterly basis beginning December 31, 1993 with 68% being amortized by December 31, 1998; and a $404.6 million revolving loan with scheduled facility reductions starting on December 31, 1993 resulting in a 66.25% reduction by December 31, 1998. On March 18, 1994, the Restricted Group had outstanding bank borrowings of $427.0 million. An additional $18.4 million was reserved under the Credit Agreement for letters of credit issued on behalf of the Company.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $250.2 million at March 18, 1994. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

The amount outstanding under a separate credit agreement for the Company's New Jersey subsidiary ("CNJ"), which is part of the Restricted Group, was $58.5 million as of March 18, 1994. The Company and CNJ are jointly and severally liable for this debt. On March 31, 1993, the CNJ revolving facility converted to an amortizing term loan. The CNJ facility began amortizing on a scheduled quarterly basis on June 30, 1993 with 68.25% being amortized by December 31, 1998.

As of March 18, 1994 the Company had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $200.0 million, on which its pays a fixed rate of interest and receives a variable rate of interest for periods ranging from one to four years. The average effective annual interest rate on all bank debt outstanding at February 28, 1994 was approximately 8.2%.

On February 17, 1993, the Company issued $200.0 million of its 9-7/8% senior subordinated debentures due 2013. The net proceeds of $193.1 million were initially used to repay borrowings under the Company's Credit Agreement. With respect to such issuance the Company had obtained the consent of its bank lenders to waive the provisions of the Credit Agreement that require the Company to reduce the facility by 50% of the gross proceeds of any debenture issue.


                                      (44)

In April 1993, the Company issued $150,000 of its 9-7/8% senior subordinated debentures due 2023. Approximately $105.0 million of the net proceeds of $145.9 million was used to repay borrowings under the Credit Agreement. As a result of such issuance, the maximum amount available under the Credit Agreement was reduced by $75.0 million.

The Restricted Group made capital expenditures of $106.4 million during 1993 and $65.3 million in 1992, primarily in connection with system upgrades, the expansion of existing cable plant to pass additional homes and other general capital needs.

The cable systems located in New York State that are owned by the Restricted Group and VC Holding are subject to agreements (the "New York Upgrade Agreements") with the New York State Commission on Cable Television (the "New York Cable Commission"). The New York Upgrade Agreement applicable to the Restricted Group requires the substantial upgrade of its systems, ultimately to a 77 channel capacity by 1995-1996, subject to certain minor exceptions. As part of this planned upgrade of the Restricted Group's New York systems, the Company expects to use fiber optic cable extensively in its trunk and distribution networks. The Company believes that the remaining portion of the upgrade to 77 channels will cost up to an additional $80 million which would be spent during the period 1994 to 1996. In addition, the Company anticipates upgrading certain of its New York systems beyond the level required by the New York Upgrade Agreements along with upgrading certain other of its Restricted Group systems. The Company anticipates that the capital costs of these additional upgrades may be substantial.

In July 1992, the Company acquired substantially all of the remaining interests in CNYC. CNYC is separately financed by a $185 million bank credit agreement. Under an agreement with the City of New York, the Company undertook to make aggregate equity contributions in Phases III, IV and V of CNYC of $71.0 million
or such lesser amount as the CNYC banks deem necessary.   Recourse by the City
of New York with respect to such obligation is limited to remedies available under the CNYC franchises. As of March 1, 1994, the Restricted Group had advanced $48.2 million of equity to CNYC and had the ability to invest the balance of the $71.0 million in CNYC. Under the CNYC purchase agreement, the Restricted Group has guaranteed an annual payment to Mr. Dolan of $5.6 million (the "Annual Payment" as defined) and a $40.0 million minimum payment (the "Minimum Payment", as defined). The Minimum Payment can be made in either cash or stock at the Company's option. Under its Credit Agreement, the Company is currently prohibited from paying the Minimum Payment and any amounts in respect of the Preferred Payment in cash. See Item 1 -- "Business -- Consolidated Cable Affiliates -- Cablevision of New York City".

In March 1994, the Company purchased the assets of North Coast Cable for an aggregate purchase price of $133 million. The Company's cash requirement for this acquisition amounted to approximately $98.8 million. The remainder of the purchase price was paid with distributions owed the Company with respect to its existing minority interest and accrued management fees owing from North Coast Cable, through the assumption of certain liabilities of North Coast Cable and certain other


                                      (45)
adjustments. The net cash purchase price was provided by borrowings under the Restricted Group's Credit Agreement. See "Business -- Recent Developments".

The Company believes that, for the Restricted Group, and based upon a preliminary analysis of the impact of the revised FCC rate regulations referred to above, as announced by the FCC in February 1994, internally generated funds together with funds available under its existing Credit Agreement, as well as the proceeds from the issuance of the Preferred Shares, will be sufficient through December 31, 1995 (i) to meet its debt service requirements including its amortization requirements under the Credit Agreement, (ii) to fund its normal capital expenditures, including the required upgrades under the New York Upgrade Agreement, and (iii) to fund its anticipated investments, including its $75 million investment in Rainbow Programming in connection with Rainbow Programming's purchase of Liberty Media's 50% interest in AMCC, the $5.6 million annual payments to Charles Dolan in connection with the CNYC Acquisition and the equity requirements in connection with the build out of the CNYC cable systems.

Further acquisitions and other investments by the Company, if any, will be funded by undrawn borrowing capacity and by possible increases in the amount available under the Credit Agreement, additional borrowings from other sources, and/or possible future sales of debt, equity or equity related securities.

The senior secured indebtedness incurred by A-R Cable and V Cable is guaranteed by the Restricted Group, but recourse against the Restricted Group is limited solely to the common stock of A-R Cable and of V Cable pledged to A-R Cable's and V Cable's senior secured lenders, respectively.

Under the terms of the agreement relating to Warburg Pincus' investment in A-R Cable, the Company pledged the stock of the subsidiary which owns all of the A-R Cable common stock and the A-R Cable Series B Preferred Stock as collateral for the Company's indemnification obligations under such agreement.

Under the terms of its Credit Agreement, as amended, the Company is permitted to make unspecified investments of up to $200 million, which include the Company's planned investment in Rainbow Programming, in the remaining equity contributions to CNYC and any equity contributions the Company may make to A-R Cable and V Cable.

The terms of the instruments governing A-R Cable's and V Cable's indebtedness prohibit transfer of funds (except for certain payments related to corporate overhead allocations by A-R Cable and V Cable and pursuant to an income tax allocation agreement with respect to V Cable) from A-R Cable and V Cable to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. Payments to the Restricted Group in respect of its investments in and advances to Cablevision of Chicago and Cablevision of Boston are also presently prohibited by the terms of those companies' applicable debt instruments and are expected to be prohibited for the foreseeable future. The Restricted Group does not expect that such


                                      (46)
limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

V CABLE

The new long-term credit facilities extended by GECC to V Cable and VC Holding in connection with the V Cable Reorganization refinanced all of V Cable's pre-existing debt on December 31, 1992. Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $20.0 million to V Cable, which accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. In addition, GECC has extended to VC Holding a $505 million term loan (the "Series A Term Loan), a $25 million revolving line of credit (the "Revolving Line") and a $202.6 million term loan (the "Series B Term Loan") all three of which comprise the VC Holding Credit Agreement. The Series A Term Loan and any amounts drawn under the Revolving Line pay current cash interest and mature on December 31, 2001. The Series B Term Loan does not pay cash interest but rather accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. On March 18, 1994 VC Holding had no outstanding borrowings under the Revolving Line but did have letters of credit issued approximating $2.0 million. Accordingly, unrestricted and undrawn funds under the VC Holding Revolving Line amounted to approximately $23.0 million on March 18, 1994.

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable, as described under Item 1 -- "Business -- Consolidated Cable Affiliates -- V Cable".

The outstanding principal amount of the V Cable Term Loan is payable in full, with accreted interest, at maturity on December 31, 2001. VC Holding is obligated to make principal payments on a portion of the Series A Term Loan beginning on June 30, 1997 totalling $18 million, $20 million, $30 million, $40 million and $56 million for the years ending December 31, 1997, 1998, 1999, 2000 and 2001, respectively. The remaining balance of the Series A Term Loan, as well as any amounts borrowed under the VC Holding Revolving Line, is due December 31, 2001. In addition, VC Holding and V Cable are required to apply all consolidated available cash flow (as defined), as well as the net proceeds of any disposition of assets, to the reduction of the VC Holding Term Loans and the V Cable Term Loan.

V Cable made capital expenditures of approximately $20.3 million in 1993 and $17.6 million in 1992, primarily in connection with the expansion of existing cable plant to pass additional homes and for system upgrades and other general capital needs. The New York Upgrade Agreement applicable to V Cable requires the substantial upgrade of its systems in New York State, ultimately to a 77 channel capacity in 1995. In 1992 V Cable completed the first phase of this required upgrade, under which it expanded all of its New York cable systems to a 52 channel capacity. The Company


                                      (47)
believes that the upgrade of V Cable's New York systems from 52 to 77 channels will cost up to an additional $9.9 million, which would be spent during 1994 and 1995.

V Cable anticipates that its cash flow from operations and amounts available under the VC Holding Revolving Line will be sufficient to service its debt, to fund its capital expenditures and to meet its working capital requirements through 1995. However, after taking into account the anticipated reductions to regulated revenue arising from the latest round of FCC regulation, V Cable believes that it is likely that it will be unable to meet several of its financial covenants during such period. To remedy the anticipated covenant defaults, V Cable may request waivers and/or amendments to its credit agreement and/or seek equity contributions from the Restricted Group. There can be no assurance as to V Cable's ability to accomplish any of these alternatives or the terms or timing of such alternatives.

CABLEVISION OF NEW YORK CITY

CNYC is party to an $185 million credit facility with a group of banks led by the Chase Manhattan Bank, N.A. as agent (the "CNYC Credit Agreement") which is restricted to the construction and operating needs of Phases I through V in Brooklyn and The Bronx. In Brooklyn, CNYC has completed construction of Phases I through IV. In The Bronx, CNYC has completed construction of Phases I, II and
III. For additional information concerning the CNYC acquisition, see Item I -- "Business -- Consolidated Cable Affiliates -- Cablevision of New York City" and
Note 2 of Notes to Consolidated Financial Statements.

At March 18, 1994 CNYC had outstanding bank borrowings of $140.0 million and an additional $7.2 million was reserved under the CNYC Credit Agreement for letters of credit issued on behalf of CNYC. Unrestricted and undrawn funds available to CNYC under the most restrictive borrowing condition of the CNYC Credit
Agreement amounted to approximately $37.6 million at March 18, 1994.

As of March 18, 1994, the Restricted Group had contributed $48.2 million. The CNYC Credit Agreement requires that the Restricted Group contribute $55 million of equity for Phases III and IV.

CNYC made capital expenditures of approximately $86.7 million in 1993 and $31.1 million in 1992 (from the date of acquisition). At December 31, 1993, the cost to complete CNYC construction was estimated at $122.0 million. CNYC expects the remaining costs for all CNYC construction will be financed by the amounts available under the CNYC Credit Agreement, committed equity contributions and cash flow generated from operations. To eliminate the need for further equity contributions, CNYC expects to refinance the CNYC Credit Facility in 1994 to provide for additional amounts to complete construction.

If CNYC fails to complete construction of the systems after construction of Phase IV in The Bronx and Phase V in Brooklyn has commenced, the City of New York could


                                      (48)

(among other remedies under the franchises) revoke the franchises, upon which CNYC would have 180 days to find a buyer for the system acceptable to the City.

Substantially all of the assets of the Phase Partnerships (as well as the interests in the Phase Partnerships held directly or indirectly by the Company and Mr. Dolan) are pledged to secure the obligations to the banks under the CNYC Credit Facility.

The Company is party to a management agreement with CNYC which requires the Company to provide management assistance to CNYC in exchange for 3-1/2% of gross revenues, as defined, plus reimbursement of general and administrative expenses and overhead. Payment of the 3-1/2% management fee is restricted under the CNYC Credit Facility, although a one time payment of $2.4 million was made to the Company in 1992 as permitted by the CNYC bank group. Unpaid management fees accrue interest at a rate equal to 2% above the average borrowing rate of CNYC under the CNYC Credit Agreement, compounded quarterly. As of December 31,
1993, CNYC owed the Company approximately $7.1 million for unpaid management fees and accrued interest thereon.

RAINBOW PROGRAMMING

Rainbow Programming's financing needs have been funded by the Restricted Group's investments in and advances to Rainbow Programming, by sales of equity interests in the programming businesses and in the case of one of the programming businesses, through separate external debt financing. The Company expects that the future cash needs of Rainbow Programming's current programming partnerships will increasingly be met by internally generated funds, although certain of such partnerships will at least in the near future rely to some extent upon their partners (including Rainbow Programming) for certain cash needs. The partners' contributions may be supplemented through the sale of additional equity interests in, or through the incurrence of indebtedness by, such programming businesses.

On September 16, 1993 Rainbow Programming notified its partners in AMCC that it has elected to purchase Liberty Media's 50% interest in AMCC at the stated value. As described above, the Company anticipates that $75 million will be contributed to Rainbow Programming by the Company through drawings under its senior credit facility. Rainbow Programming has obtained an underwriting commitment from a commercial bank for the balance of the funds required. The Company anticipates that the transaction will be consummated in the second quarter of 1994.


                                      (49)

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----
         Independent Auditors' Report . . . . . . . . . . . . . . . . . .   51

         Consolidated Balance Sheets -- December 31, 1993 and 1992. . . .   52

         Consolidated Statements of Operations -- years
            ended December 31, 1993, 1992 and 1991. . . . . . . . . . . .   54

         Consolidated Statements of Stockholders' Deficiency -- years
            ended December 31, 1993, 1992 and 1991. . . . . . . . . . . .   55

         Consolidated Statements of Cash Flows -- years ended
            December 31, 1993, 1992 and 1991. . . . . . . . . . . . . . .   56

         Notes to Consolidated Financial Statements . . . . . . . . . . .   58


                                      (50)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cablevision Systems Corporation

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1993.
In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules as listed in Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 6 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a prospective basis in 1993.

                                                 /s/ KPMG Peat Marwick
                                                 -------------------------
                                                     KPMG Peat Marwick
Jericho, New York
March 4, 1994


                                      (51)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992
                             (Dollars in thousands)


     ASSETS                                                               1993          1992
                                                                      ----------     ----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $   12,944     $    2,721

Marketable securities. . . . . . . . . . . . . . . . . . . . . . . .         835            752

Accounts receivable trade (less allowance for doubtful accounts of
     $5,055 and $3,232). . . . . . . . . . . . . . . . . . . . . . .      49,211         42,288

Notes receivable affiliates. . . . . . . . . . . . . . . . . . . . .       2,858          3,670

Notes and other receivables. . . . . . . . . . . . . . . . . . . . .       8,730          9,483

Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       6,236          7,161

Property, plant and equipment, net . . . . . . . . . . . . . . . . .     643,499        529,151

Investments in affiliates. . . . . . . . . . . . . . . . . . . . . .      27,574         32,960

Advances to affiliates . . . . . . . . . . . . . . . . . . . . . . .      38,157         41,432

Acquisition related costs and deposits . . . . . . . . . . . . . . .      16,737              -

Other investments, at cost . . . . . . . . . . . . . . . . . . . . .       1,971          2,173

Subscriber lists, net of accumulated amortization of
  $237,456 and $165,523. . . . . . . . . . . . . . . . . . . . . . .      39,799         56,786

Franchises, net of accumulated amortization of
     $183,599 and $129,362 . . . . . . . . . . . . . . . . . . . . .     131,362        124,594

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
     $174,211 and $154,118 . . . . . . . . . . . . . . . . . . . . .     221,790        284,494

Deferred financing, acquisition and other costs, net of
     accumulated amortization of $20,780 and $15,059 . . . . . . . .      51,550         43,254

Deferred interest expense, net of accumulated amortization of
     $14,047 in 1993 . . . . . . . . . . . . . . . . . . . . . . . .      56,191         70,238
                                                                      -----------   -----------
                                                                      $ 1,309,444   $ 1,251,157
                                                                      -----------   -----------
                                                                      -----------   -----------


                            See accompanying notes to
                       consolidated financial statements.


                                      (52)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992
                             (Dollars in thousands)

                                                                    1993            1992
                                                                -----------     -----------
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable. . . . . . . . . . . . . . . . . . . . . . .    $  100,017     $    72,947
Accrued liabilities:
     Interest . . . . . . . . . . . . . . . . . . . . . . . .        29,172          20,020
     Payroll and related benefits . . . . . . . . . . . . . .        27,068          19,273
     Franchise fees . . . . . . . . . . . . . . . . . . . . .        18,809          20,413
     Litigation settlement and related matters. . . . . . . .         4,227           4,227
     Other. . . . . . . . . . . . . . . . . . . . . . . . . .        73,902          40,609
     Accrued obligation, Olympics venture . . . . . . . . . .             -          50,000
Accounts payable to affiliates. . . . . . . . . . . . . . . .        16,236          14,785
Bank debt . . . . . . . . . . . . . . . . . . . . . . . . . .       480,079         656,272
Senior debt . . . . . . . . . . . . . . . . . . . . . . . . .       832,866         798,792
Senior subordinated debentures. . . . . . . . . . . . . . . .       822,781         474,247
Obligation to related party . . . . . . . . . . . . . . . . .        91,619          67,000
Capital lease obligations and other debt. . . . . . . . . . .         8,154           8,141
Minority interest . . . . . . . . . . . . . . . . . . . . . .             -           3,000
                                                                 ----------      ----------
     Total liabilities. . . . . . . . . . . . . . . . . . . .     2,504,930       2,249,726
                                                                 ----------      ----------

Deficit investment in affiliate . . . . . . . . . . . . . . .       307,758         251,679
                                                                 ----------      ----------

Commitments and contingencies

Stockholders' deficiency:
     8% Series C Cumulative Preferred Stock, $.01 par value,
          112,500 shares authorized, 110,622 shares issued
          ($100 per share liquidation preference) . . . . . .             1               1
     8% Series D Cumulative Preferred Stock, $.01 par value,
          112,500 shares authorized, none issued ($100 per
          share liquidation preference) . . . . . . . . . . .             -               -
     Class A Common Stock, $.01 par value,
          50,000,000 shares authorized, 10,853,607
          and 10,192,606 shares issued. . . . . . . . . . . .           108             102
     Class B Common Stock, $.01 par value,
          20,000,000 shares authorized,
          12,411,532 and 12,423,532 shares issued . . . . . .           124             124
     Par value in excess of capital contributed . . . . . . .       (80,255)        (78,157)
     Accumulated deficit. . . . . . . . . . . . . . . . . . .    (1,419,985)     (1,172,318)
                                                                 ----------     -----------
                                                                 (1,500,007)     (1,250,248)
     Less treasury stock, at cost (50,000 shares in 1993)            (3,237)              -
                                                                -----------     -----------
     Total stockholders' deficiency                              (1,503,244)     (1,250,248)
                                                                -----------     -----------
                                                                $ 1,309,444     $ 1,251,157
                                                                -----------     -----------
                                                                -----------     -----------


                             See accompanying notes
                      to consolidated financial statements.


                                      (53)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  (Dollars in thousands except per share data)

                                                                                             1993          1992            1991
                                                                                          ----------     ----------     ----------
Gross revenues (including affiliate amounts of $7,135, $6,441 and
     $5,448). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $675,862      $ 578,141      $  608,985
     Less bad debts and subscriber credits. . . . . . . . . . . . . . . . . . .               9,138          5,654           5,713
                                                                                          ----------     ----------     ----------
     Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             666,724        572,487         603,272
                                                                                          ----------     ----------     ----------

Operating expenses:
     Technical (including affiliate amounts of $26,732, $23,388 and
          $27,400). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             241,877        204,449         213,059
     Selling, general and administrative (including affiliate amounts of
          $(1,479), $(2,332) and $(4,166)). . . . . . . . . . . . . . . . . . .             172,687        120,356         121,527
     Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .             194,904        168,538         215,326
                                                                                          ----------     ----------     ----------
                                                                                            609,468        493,343         549,912
                                                                                          ----------     ----------     ----------
     Operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              57,256         79,144          53,360
                                                                                          ----------     ----------     ----------
Other income (expense):
     Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (232,434)      (194,628)       (258,794)
     Interest income (including affiliate amounts of $567, $822 and $1,161) . .               2,107          1,249           1,605
     Share of affiliates' net loss. . . . . . . . . . . . . . . . . . . . . . .             (61,017)       (47,278)        (23,780)
     Gain (loss) on sale of programming interests, net. . . . . . . . . . . . .                (330)         7,053          15,505
     Gain on sale of marketable securities, net . . . . . . . . . . . . . . . .                   -            733           5,806
     Provision for loss on Olympics venture . . . . . . . . . . . . . . . . . .                   -        (50,000)              -
     Loss on sale of preferred stock. . . . . . . . . . . . . . . . . . . . . .                   -        (20,000)              -
     Write off of deferred financing costs. . . . . . . . . . . . . . . . . . .              (1,044)       (12,284)              -
     Settlement of litigation and related matters . . . . . . . . . . . . . . .                   -         (5,655)         (9,677)
     Provision for preferential payment to related party. . . . . . . . . . . .              (5,600)        (2,662)              -
     Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,000              -               -
     Miscellaneous, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (8,720)        (6,175)        (11,224)
                                                                                          ----------     ----------     ----------
                                                                                           (304,038)      (329,647)       (280,559)
                                                                                          ----------     ----------     ----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (246,782)      (250,503)       (227,199)

Dividend requirement applicable to Preferred Stock. . . . . . . . . . . . . . .                (885)          (885)         (4,464)
                                                                                          ----------     ----------     ----------
Net loss applicable to common shareholders. . . . . . . . . . . . . . . . . . .           $(247,667)     $(251,388)     $ (231,663)
                                                                                          ---------      ---------      ----------
                                                                                          ---------      ---------      ----------
Net loss per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  (10.83)     $  (11.17)     $   (10.32)
                                                                                          ----------     ----------     ----------
                                                                                          ----------     ----------     ----------
Average number of common shares outstanding (in thousands). . . . . . . . . . .              22,859         22,512          22,446
                                                                                          ----------     ----------     ----------
                                                                                          ----------     ----------     ----------


                             See accompanying notes
                      to consolidated financial statements.


                                      (54)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  Years Ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)

                                                                  Par Value
                                     Series C   Class A  Class B  in Excess
                                     Preferred  Common   Common   of Capital    Accumulated    Treasury
                                       Stock     Stock    Stock   Contributed     Deficit       Stock        Total
                                     ---------  -------  -------  -----------   -----------    --------     -------
Balance December 31, 1990. . . . . .    $   1   $   91   $   133     $(13,406)  $  (689,267)   $     -   $  (702,448)

    Net loss - year ended
      December 31, 1991. . . . . . .        -        -         -            -      (227,199)         -      (227,199)
    Employee stock transactions. . .        -        7        (6)       1,682             -          -         1,683
    Preferred dividend requirement .        -        -         -            -        (4,464)         -        (4,464)
                                        -----    -----     -----   ----------    ----------    -------   -----------
Balance December 31, 1991. . . . . .        1       98       127      (11,724)     (920,930)         -      (932,428)

    Net loss - year ended
      December 31, 1992. . . . . . .        -        -         -            -      (250,503)         -      (250,503)
    Cost of acquisitions . . . . . .        -        -         -      (71,333)            -          -       (71,333)
    Employee stock transactions. . .        -        4        (3)       4,900             -          -         4,901
    Preferred dividend requirement .        -        -         -            -          (885)         -          (885)
                                        -----    -----     -----   ----------    ----------    -------   -----------

Balance December 31, 1992. . . . . .        1      102       124      (78,157)   (1,172,318)         -    (1,250,248)

    Net loss - year ended
      December 31, 1993. . . . . . .        -        -         -            -      (246,782)         -      (246,782)
    Cost of acquisitions . . . . . .        -        2         -      (11,977)            -          -       (11,975)
    Employee stock transactions. . .        -        2         2        9,879             -          -         9,883
    Purchase of treasury stock . . .                                                            (3,237)       (3,237)
    Conversion of Class B to Class A        -        2        (2)           -             -          -             -
    Preferred dividend requirement .        -        -         -            -          (885)         -          (885)
                                        -----    -----     -----   ----------    ----------    -------   -----------

Balance December 31, 1993. . . . . .    $   1    $ 108     $ 124     $(80,255)  $(1,419,985)   $(3,237)  $(1,503,244)
                                        -----    -----     -----   ----------    ----------    -------   -----------
                                        -----    -----     -----   ----------    ----------    -------   -----------


                             See accompanying notes
                      to consolidated financial statements.


                                      (55)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                             (Dollars in thousands)


                                                                                      1993        1992         1991
                                                                                     -------     -------      -------
Cash flows from operating activities:

     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(246,782)  $(250,503)   $(227,199)
                                                                                    ---------   ---------    ---------
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .        194,904     168,538      215,326
        Share of affiliates' net loss. . . . . . . . . . . . . . . . . . . . .         61,017      47,278       23,780
        Loss on sale of programming interests, net . . . . . . . . . . . . . .            330      (7,053)     (15,505)
        Gain on sale of marketable securities, net . . . . . . . . . . . . . .              -        (733)      (5,806)
        Write off of deferred financing costs. . . . . . . . . . . . . . . . .          1,044      12,284            -
        Loss on sale of equipment, net . . . . . . . . . . . . . . . . . . . .          2,106       1,185          713
        Amortization of deferred financing . . . . . . . . . . . . . . . . . .          3,950       4,134        4,550
        Amortization of deferred interest expense. . . . . . . . . . . . . . .         14,047           -            -
        Amortization of debenture discount . . . . . . . . . . . . . . . . . .            138          74           75
        Accretion of interest on debt. . . . . . . . . . . . . . . . . . . . .         32,074           -            -
        Amortization of original issue discount on subordinated notes payable.              -      47,203       73,988
        Change in assets and liabilities, net of effects of acquisitions:
               Increase in accounts receivable trade . . . . . . . . . . . . .         (6,888)     (8,351)        (690)
               Decrease in notes receivable affiliates . . . . . . . . . . . .            812         722        1,998
               (Increase) decrease in notes and other receivables. . . . . . .            753      (3,944)      (1,231)
               (Increase) decrease in prepaid expenses . . . . . . . . . . . .            939         138       (2,397)
               (Increase) decrease in advances to affiliates . . . . . . . . .          3,275        (221)      (1,159)
               Increase in accounts payable. . . . . . . . . . . . . . . . . .         27,070      28,513          493
               Increase (decrease) in accrued liabilities. . . . . . . . . . .         48,463      (6,093)      20,528
               Increase (decrease) in accrued obligation, Olympics venture . .        (50,000)     50,000            -
               Increase (decrease) in accounts payable to affiliates . . . . .          1,451       1,017       (1,341)
                                                                                    ---------   ---------    ---------

     Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . .        335,485     334,691      313,322
                                                                                    ---------   ---------    ---------

     Net cash provided by operating activities . . . . . . . . . . . . . . . .         88,703      84,188       86,123
                                                                                    ---------   ---------    ---------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (214,604)   (108,802)     (71,405)
  Payments for acquisitions, net of cash acquired. . . . . . . . . . . . . . .        (30,783)    (67,292)           -
  Proceeds from sale of programming interests. . . . . . . . . . . . . . . . .            543       8,254       22,907
  Proceeds from sale of securities . . . . . . . . . . . . . . . . . . . . . .              -       4,096       17,443
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . . .          3,643       3,576          260
  Increase in investments in affiliates. . . . . . . . . . . . . . . . . . . .           (425)    (66,123)     (15,240)
  Increase in acquisition related costs and deposits . . . . . . . . . . . . .        (16,737)          -            -
  (Increase) decrease in marketable securities and other investments . . . . .            119        (633)        (697)
  Additions to intangible assets, net. . . . . . . . . . . . . . . . . . . . .           (978)          -         (252)
                                                                                    ---------   ---------    ---------

     Net cash used in investing activities . . . . . . . . . . . . . . . . . .       (259,222)   (226,924)     (46,984)
                                                                                    ---------   ---------    ---------


                             See accompanying notes
                      to consolidated financial statements.



                                      (56)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                             (Dollars in thousands)
                                   (continued)


                                                                   1993           1992            1991
                                                                 --------       --------        --------
Cash flows from financing activities:
  Proceeds from bank debt. . . . . . . . . . . . . . . . .      $ 197,286       $ 185,301      $  60,196
  Repayment of bank debt . . . . . . . . . . . . . . . . .       (373,479)       (393,632)       (80,193)
  Proceeds from senior debt. . . . . . . . . . . . . . . .         25,750          46,236         57,050
  Repayment of senior debt . . . . . . . . . . . . . . . .        (23,750)        (16,950)       (65,550)
  Issuance of senior subordinated debentures . . . . . . .        348,396         275,000              -
  Preferred stock dividends. . . . . . . . . . . . . . . .           (885)           (885)          (885)
  Issuance of common stock . . . . . . . . . . . . . . . .          9,883           4,901          1,683
  Purchase of treasury stock . . . . . . . . . . . . . . .         (3,237)              -              -
  Obligation to related party. . . . . . . . . . . . . . .         21,919          67,000              -
  Payments on capital lease obligations and other debt . .         (2,682)         (4,920)        (5,545)
  Minority interest. . . . . . . . . . . . . . . . . . . .         (3,000)          3,000              -
  Additions to deferred financing and other. . . . . . . .        (15,459)        (22,233)        (8,258)
                                                               ----------       ---------      ---------
     Net cash provided by (used in) financing activities .        180,742         142,818        (41,502)
                                                               ----------       ---------      ---------

Net increase (decrease) in cash and cash equivalents . . .         10,223              82         (2,363)

Cash and cash equivalents at beginning of year . . . . . .          2,721           2,639          5,002
                                                               ----------       ---------      ---------


Cash and cash equivalents at end of year . . . . . . . . .     $   12,944       $   2,721      $   2,639
                                                               ----------       ---------      ---------
                                                               ----------       ---------      ---------

                             See accompanying notes
                      to consolidated financial statements.

                                      (57)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cablevision Systems Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenues as cable television services are provided to subscribers.

MARKETABLE SECURITIES

Marketable securities are recorded at cost. At December 31, 1993 and 1992, the market value of such securities exceeded their cost by approximately $3,575 and $3,881, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations.

DEFERRED FINANCING COSTS

Costs incurred in obtaining debt are deferred and amortized, on the straight-line basis, over the life of the related debt.

SUBSCRIBER LISTS, FRANCHISES, AND OTHER INTANGIBLE ASSETS

Subscriber lists are amortized on the straight-line basis over varying periods (2 to 8 years) during which subscribers are expected to remain connected to the systems. Franchises are amortized on the straight-line basis over the average remaining terms (7 to 11 years) of the franchises. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 20 years). Excess costs over fair value of net assets acquired are being amortized over periods ranging from 7 to 20 years on the straight line basis. The Company assesses the recoverability of such excess costs based upon undiscounted anticipated future cash flows of the businesses acquired.


                                      (58)

INCOME TAXES

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability. Adoption of SFAS 109 had no material impact on the operations of the Company.

LOSS PER SHARE

Net loss per common share is computed based on the average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock. Common stock equivalents were not included in the computation as their effect would be to decrease net loss per share.

CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $173,073, $142,807 and $179,246 during 1993, 1992 and 1991, respectively. During 1993, 1992 and 1991, the Company's noncash investing and financing activities included capital lease obligations of $2,695, $5,953 and $760, respectively, incurred when the Company entered into leases for new equipment, preferred stock dividend requirements in 1991 of $3,579 and the present value of debt to be assumed by V Cable in 1997 of $70,238 recorded in 1992 (see Note 4).

INVESTMENTS IN AND ADVANCES TO AFFILIATES

The Company accounts for its investments in affiliates using the equity method of accounting whereby the Company records its appropriate share of the net income or loss of the affiliate. The Company's advances to affiliates are carried at cost adjusted for any known diminution in value (see Note 8).

NOTE 2.    ACQUISITIONS, RESTRUCTURINGS AND DISPOSITIONS

1993 ACQUISITIONS:

In December 1986, the Company had purchased substantially all the limited partnership interests in Cablevision of Connecticut. In November 1993, the Company purchased


                                      (59)
the remaining interests in exchange for 164,051 shares of the Company's Class A Common Stock which had a fair market value of approximately $10,725. Such amount was charged to excess cost over fair value of net assets acquired and will be amortized over the remaining original amortization period.

In November 1993, the Company purchased the business of CATV Enterprises, Inc. ("CATV") in Riverdale, The Bronx, New York following the expiration of CATV's temporary permit to operate its cable television system in Riverdale. The cost of $8,500 is included in excess cost over fair value of net assets acquired.

1992 RESTRUCTURINGS:

V CABLE, INC.

On December 31, 1992, the Company consummated a significant restructuring and reorganization (the "V Cable Reorganization") involving its subsidiary, V Cable, Inc. ("V Cable"), U.S. Cable Television Group, L.P. ("U.S. Cable") and General Electric Capital Corporation ("GECC"), V Cable's principal creditor. In the
V Cable Reorganization, V Cable acquired a 20% interest in U.S. Cable for $20,000 and U.S. Cable acquired a 19% non-voting interest in a newly incorporated subsidiary of V Cable that holds substantially all of V Cable's assets ("VC Holding") for $3,000. As a result, V Cable now owns an effective 84.8% interest in VC Holding. GECC has provided new long-term credit facilities to each of V Cable, VC Holding and U.S. Cable, secured in each case by the assets of the borrower and in most cases cross-collateralized by the assets of the other two entities. The credit facilities are non-recourse to the Company other than with respect to the common stock of V Cable owned by the Company (see
Note 4). The Company has management responsibility for the U.S. Cable properties, and for the V Cable systems. The Company accounts for its investment in U.S. Cable using the equity method of accounting and accordingly its share of losses in U.S. Cable for 1993 amounted to $8,566. Also in 1993, included in the accompanying consolidated statements of operations is U.S. Cable's share of losses in VC Holding, limited to its $3,000 investment described above.

In contemplation of the V Cable Reorganization, in May, 1992 GECC provided a $20,000 loan to V Cable, which lent the proceeds to one of its operating subsidiaries. Also in May, 1992, the operating subsidiary of V Cable paid GECC an aggregate of $20,000 in order to acquire all of the then outstanding shares of A-R Cable Services, Inc. ("A-R Cable") preferred stock from GECC and to obtain the termination of the transaction fee agreements between each of V Cable and A-R Cable, on the one hand, and GECC, on the other, pursuant to which GECC was entitled under certain circumstances to receive payments from V Cable and A-R Cable. On May 11, 1992, A-R Cable purchased, for a nominal amount, the shares of A-R Cable preferred stock held by the operating subsidiary of V Cable. For the purposes of these consolidated financial statements, the Company recognized a net loss of $20,000 on the purchase and retirement of the shares of A-R Cable's preferred stock.


                                      (60)

In consideration of V Cable's assumption of U.S. Cable debt in 1997 (see Note 4) and the cross-collateralization of U.S. Cable debt by V Cable and VC Holding, V Cable has the option to exchange its interest in U.S. Cable for all of U.S. Cable's interest in VC Holding and thus recover full ownership of the V Cable systems from and after January 1, 1998, subject to certain limitations. Upon such an exchange, the guarantee by V Cable and VC Holding of any portion of the U.S. Cable senior credit facilities not assumed by V Cable, as well as the guarantee and cross-collateralization by U.S. Cable of the V Cable and VC Holding credit facilities, would terminate.

The V Cable Reorganization resulted in significant changes to V Cable's debt levels and maturities. See Note 4.

A-R CABLE. In May 1992 the Company and A-R Cable consummated a restructuring and refinancing transaction (the "A-R Cable Restructuring") that had the effect of retiring a substantial portion of A-R Cable's subordinated debt and reducing the Company's economic and voting interest in A-R Cable. Among other things, this transaction involved an additional $45,000 investment in A-R Cable by the Company to purchase a new Series B Preferred Stock, the purchase of a new Series A Preferred Stock in A-R Cable by Warburg Pincus Investors, L.P. ("Warburg Pincus") for $105,000, and GECC providing an additional $70,000 to A-R Cable under a secured revolving credit line. After the receipt of certain pending franchise approvals, the Company will have a 40% economic and voting interest in A-R Cable. As a result of the A-R Cable Restructuring, the Company no longer has financial or voting control over A-R Cable's operations. Accordingly the Company no longer consolidates the financial position or results of operations of A-R Cable. For reporting purposes, the deconsolidation of A-R Cable became effective on January 1, 1992 and the Company is accounting for its investment in A-R Cable using the equity method of accounting.

Included in share of affiliates' net loss in the accompanying consolidated statements of operations for the year ended December 31, 1993 and 1992 is $56,420 and $30,326, respectively, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which is not owned by the Company. The deficit investment in affiliate of $307,758 and $251,679, respectively, represents A-R Cable losses and external dividend requirements recorded by the Company in excess of amounts invested by the Company therein. At December 31, 1993 and 1992 and for the years then ended, A-R Cable's total assets, liabilities and net revenues amounted to $288,348 and $294,111; $650,099 and $594,294; $108,711 and $105,629, respectively.


                                      (61)

The Company continues to guarantee the debt of A-R Cable to GECC under a limited recourse guarantee wherein recourse to the Company is limited solely to the common and Series B Preferred Stock of A-R Cable owned by the Company.

The Company continues to manage A-R Cable under a management agreement that provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid amounts thereon at a rate of 10% per annum. The 3-1/2% fee and interest thereon is payable by A-R Cable only after repayment in full of its senior debt and certain other obligations. Under certain circumstances, the fee is subject to reduction to 2-1/2% of gross receipts.

After May 11, 1997, either Warburg Pincus or the Company may irrevocably cause the sale of A-R Cable, subject to certain conditions. In certain circumstances, Warburg Pincus may cause the sale of A-R Cable prior to that date. Upon the sale of A-R Cable, the net sales proceeds, after repayment of all outstanding indebtedness and other liabilities, will be used as follows: first, to repay Warburg Pincus' original $105,000 investment in the Series A Preferred Stock; second, to repay the Company's original investment of $45,000 in the Series B Preferred Stock; third, to repay the accumulated unpaid dividends on the Series A Preferred Stock (19% annual rate); fourth, to repay the accumulated unpaid dividends on the Series B Preferred Stock (12% annual rate); fifth, to pay the Company for all accrued and unpaid management fees together with accrued but unpaid interest thereon; sixth, pro rata 60% to the Series A Preferred Stockholders, 4% to the Series B Preferred Stockholders and 36% to the common stockholder(s).

1992 ACQUISITION:

In July 1992, the Company acquired (the "CNYC Acquisition") substantially all of the remaining interests in Cablevision of New York City - Phase I through Phase V (collectively, "CNYC" or "Phase Partnerships"), the operator of a cable television system which is under development in The Bronx and parts of Brooklyn, New York. Prior to the CNYC Acquisition, the Company had a 15% interest in CNYC and Charles F. Dolan, the chief executive officer and principal shareholder of the Company, owned the remaining interests. Mr. Dolan remains a partner in CNYC with a 1% interest and the right to certain preferential payments.

Mr. Dolan's preferential rights entitle him to an annual cash payment (the "Annual Payment") of 14% multiplied by the outstanding balance of his "Minimum Payment". The Minimum Payment is $40,000 and is to be paid to Mr. Dolan prior to any distributions to partners other than Mr. Dolan. In addition, Mr. Dolan has the right, exercisable beginning on December 31, 1997 to require the Company to purchase his


                                      (62)
interest. Mr. Dolan would be entitled to receive from the Company the Minimum Payment, any accrued but unpaid Annual Payments, a guaranteed return on certain of his investments in CNYC and a Preferred Payment defined as a payment (not exceeding $150,000) equal to 40% of the Appraised Equity Value (as defined) of CNYC after making certain deductions.

The Company has accounted for the purchase of CNYC in a manner similar to a pooling of interests whereby the assets and liabilities of CNYC have been recorded at historical values and the excess of the purchase price over the book value of the net assets acquired, amounting to approximately $44,000, has been charged to par value in excess of capital contributed. The total assets and liabilities of CNYC at acquisition date amounted to $109,000 and $92,000, respectively. Based upon estimates for accounting purposes of the Appraised Equity Value of CNYC made by the Company at December 31, 1993 and 1992, approximately $22,700 and $27,000, respectively, was accrued as additional obligations to Mr. Dolan relating to the Company's purchase of CNYC, which have also been charged to par value in excess of capital contributed. The total amount owed to Mr. Dolan at December 31, 1993 of approximately $91,600 in respect of the Preferred Payment reflects a reduction of approximately $3,700 in 1993 representing Mr. Dolan's obligation to reimburse the Company in connection with certain claims paid or owed by CNYC.

SALE OF PROGRAMMING INTERESTS:

In February 1991, Rainbow Programming Holdings, Inc. ("RPH"), a wholly-owned subsidiary of the Company, and certain majority-owned and wholly-owned subsidiaries of RPH (RPH and such subsidiaries are hereinafter referred to as "Rainbow Programming") transferred to NBC Cable Holding Inc. ("NBC Cable"), a subsidiary of the National Broadcasting Company, Inc. ("NBC") a 25% general partnership interest in the American Movie Classics Company ("AMCC") (reducing Rainbow Programming's interest in AMCC to a 25% general partnership interest). In connection with this transfer, Rainbow Programming received $15,407 and the Company recorded a gain of approximately $9,966.

In July 1991, Rainbow Programming consummated transactions with NBC, Tele-Communications, Inc. ("TCI") and Liberty Media Corporation ("Liberty"), relating to sports programming offered in the San Francisco Bay area, Florida and Chicago through SportsChannel regional cable sports networks. Viacom Inc. ("Viacom") is also a party to the San Francisco Bay area transaction. The agreements extend the carriage of Rainbow Programming's SportsChannel services on certain TCI and Viacom owned and operated cable systems in those areas. As part of the


                                      (63)
transactions, TCI acquired a 25% general partnership interest in SportsChannel Chicago (12.5% from each of Rainbow Programming and NBC Cable) plus an option to purchase an additional 25% interest for a total of $15,000 and Liberty acquired, for a nominal amount, a 50% general partnership interest (25% from each of Rainbow Programming and NBC Cable) in SportsChannel Pacific. In connection with these transactions the Company recorded a net gain of approximately $5,539.

In October 1992 and January 1993, TCI exercised its option to purchase from each of NBC Cable and Rainbow Programming an additional 12.5% of SportsChannel Chicago for an aggregate purchase price of approximately $15,000 plus approximately $1,600 in interest. In connection with this transaction, the Company recorded a net gain of approximately $7,100.

The partnership agreement relating to one of Rainbow Programming's businesses, American Movie Classics Company ("AMCC"), contains a provision allowing any partner to commence a buy-sell procedure by establishing a stated value for the AMCC partnership interests. On August 2, 1993, Rainbow Programming received a notice from the AMCC partner affiliated with Liberty Media Corporation initiating the buy-sell procedure and setting a stated value of $390 million for all the partnership interests in AMCC. The partnership agreement provides that the non-initiating partner has a period of 45 days from receipt of the buy-sell notice to elect to purchase the initiating partner's interest at the stated value or sell its interest at the stated value. On September 16, 1993, Rainbow Programming notified its partners in AMCC that it had elected to purchase Liberty Media's 50% interest in AMCC at the stated value. The Company anticipates that the transaction will be consummated in the second quarter of 1994.


                                      (64)

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                                    December 31,
                                                              -------------------------        Estimated
                                                                  1993           1992         Useful Lives
                                                              ----------       --------       ------------
Cable television transmission
  and distribution systems:
     Converters. . . . . . . . . . . . . . . . .              $  189,287       $151,265       3 to 5 years
     Headends. . . . . . . . . . . . . . . . . .                  52,100         31,984       6 to 9 years
     Distribution systems. . . . . . . . . . . .                 764,717        621,865       10 to 15 years
     Program, service and test
      equipment. . . . . . . . . . . . . . . . .                  64,302         54,581       4 to 7 years
     Microwave equipment . . . . . . . . . . . .                   4,787          3,358       7 1/2 years
     Construction in progress (including
      materials and supplies). . . . . . . . . .                  22,112         25,541
Furniture and fixtures . . . . . . . . . . . . .                  16,540         15,053       5 to 12 years
Vehicles . . . . . . . . . . . . . . . . . . . .                  19,482         16,777       2 to 4 years
Leasehold improvements . . . . . . . . . . . . .                  38,447         35,033       Term of lease
Land and land improvements . . . . . . . . . . .                   3,971          3,936
                                                              ----------     ----------
                                                               1,175,745        959,393
Less accumulated depreciation and
  amortization . . . . . . . . . . . . . . . . .                 532,246        430,242
                                                              ----------     ----------

                                                              $  643,499       $529,151
                                                              ----------     ----------
                                                              ----------     ----------

At December 31, 1993 and l992, property, plant and equipment include approximately $7,714 and $7,879, respectively, of net assets recorded under capital leases.

NOTE 4.    DEBT

BANK DEBT

RESTRICTED GROUP

The Company is party to a credit agreement (the "Credit Agreement") in the amount of $695,625 with a group of banks led by Toronto Dominion (Texas), Inc., as agent. The total amount of bank debt outstanding at December 31, 1993 and 1992 was $292,556 and $524,810, respectively. As of December 31, 1993, approximately $19,384 was restricted for certain letters of credit issued for the Company. Undrawn


                                      (65)
funds available to the Company under the Credit Agreement amounted to approximately $385,241 at December 31, 1993. The Credit Agreement contains numerous covenants that may limit the Company's usage of and ability to utilize the undrawn amount of funds available thereunder.

In addition, the Company has a separate credit agreement with the banks that are parties to the Credit Agreement to finance the Company's New Jersey subsidiary (collectively with the Credit Agreement, the "Credit Agreements"), in the amount of $58,500. The amount outstanding at December 31, 1993 and 1992 amounted to $58,500 and $52,962, respectively. There were no additional funds available to the Company under this separate credit agreement at December 31, 1993.

Interest on outstanding amounts may be paid, at the option of the Company, based on various formulas which relate to the prime rate, rates for certificates of deposit or other prescribed rates. In addition, the Company has entered into interest rate swap agreements with several banks on a notional amount of $275,000 as of December 31, 1993 whereby the Company pays a fixed rate of interest and receives a variable rate. Interest rates and terms vary in accordance with each of the agreements. As of December 31, 1993, the interest rate agreements expire at various times through 2000 and have a weighted average life of approximately two years. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on all bank indebtedness was 8.9% and 8.2% on December 31, 1993 and 1992, respectively. The Company is also obligated to pay fees of 3/8 of 1% per annum on the unused loan commitment and from 1-3/8% to 1-5/8% per annum on letters of credit issued under the Credit Agreement.

Beginning in 1993, total commitments under the Credit Agreements decline on a scheduled quarterly basis with a final maturity in 2000. The Credit Agreements contain various restrictive covenants, among which are limitations on the amount of investments that may be made in affiliated entities and certain other subsidiaries, the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends. The Company is restricted from paying any dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreements at December 31, 1993.

Substantially all of the assets of the Company, (excluding the assets of V Cable, CNYC, Rainbow Programming, Rainbow Advertising Sales Corporation and certain other subsidiaries), amounting to approximately $1,255,600 at December 31, 1993, have been pledged to secure the borrowings under the Credit Agreements.


                                      (66)

CNYC

CNYC is party to a credit agreement, in the amount of $185,000 with a group of banks led by Chase Manhattan, N.A., as agent (the "CNYC Credit Agreement"). The amounts outstanding at December 31, 1993 and 1992 were $126,500 and $78,500, respectively. In addition CNYC has a $5,000 line of credit provided by the Bank of New York under which $2,523 and $0 was outstanding at December 31, 1993 and 1992, respectively. Available funds are limited by certain covenants of the CNYC Credit Agreement.

Interest on outstanding amounts under the CNYC Credit Agreement, may be paid, at the option of the Company, based on various formulas which relate to the prime rate, rates for certificates of deposit or other prescribed rates. In addition, CNYC has entered into three interest rate swap agreements with several banks on a total notional amount of $35,000 whereby CNYC pays a fixed rate and receives a variable rate of interest. These agreements expire at various times through 1997. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements, however, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on CNYC's bank indebtedness was 5.8% and 7.2%, respectively, on December 31, 1993 and 1992, respectively. CNYC is also obligated to pay fees on the unused portion of the loan commitment.

On December 31, 1994, borrowings under the CNYC Credit Agreement convert to a six year term facility in a maximum amount of $185,000. The balance thereafter declines on a scheduled quarterly basis with a final maturity at June 30, 2000.

Substantially all of the assets of CNYC, amounting to approximately $207,500 at December 31, 1993, have been pledged to secure the borrowings under the CNYC Credit Agreement.

The CNYC Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests and limitations on various payments. CNYC was in compliance with all the covenants of the CNYC Credit Agreement at December 31, 1993.

SENIOR SUBORDINATED DEBENTURES

In February 1993, the Company issued $200,000 face amount of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). Interest is payable on the 2013 Debentures semi-annually on February 15 and August 15. The 2013 Debentures


                                      (67)
are redeemable, at the Company's option, on February 15, 2003, February 15, 2004, February 15, 2005 and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40% and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The indenture under which the 2013 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1993. The 2013 Debentures are not entitled to the benefits of a sinking fund. The net proceeds of approximately $193,150 were used to reduce bank borrowings.

In April 1993, the Company, through a private placement offering, issued $150,000 face amount of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). Interest is payable on the 2023 Debentures semi-annually on April 1 and October 1. The 2023 Debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date. The indenture under which the 2023 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1993. The 2023 Debentures are not entitled to the benefits of a sinking fund. Approximately $105,000 of the net proceeds of $145,896 were used to reduce bank borrowings. In connection with such repayment, the Company wrote off approximately $1,044 of deferred financing costs.

In August 1993, the Company consummated an exchange offer pursuant to which it exchanged $1 principal amount of its 9-7/8% Senior Subordinated Debentures due April 1, 2023 (the "New Debentures") which have been registered under the Securities Act of 1933, as amended (the "Securities Act") for each $1 principal amount of the outstanding 2023 Debentures. The form and terms of the New Debentures are identical in all material respects to the form and terms of the 2023 Debentures except that the New Debentures have been registered under the Securities Act.

In April 1992, the Company completed a public offering of $275,000 of its 10-3/4% Senior Subordinated Debentures due 2004 (the "2004 Debentures"). Interest is payable on the 2004 Debentures semi-annually on April 1 and October
1. The 2004 Debentures are redeemable, at the Company's option, on April 1, 1997 and April 1, 1998 at the redemption price of 103.071% and 101.536%, respectively, of the principal amount, and on April 1, 1999 and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The Indenture under which the 2004 Debentures were issued contains various


                                      (68)
covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1993. The Indenture requires a sinking fund providing for the redemption on April 1, 2002 and April 1, 2003 of $68,750 principal amount of the 2004 Debentures, at a redemption price equal to 100% of the principal amount, plus accrued interest to the redemption date.

The net proceeds of approximately $267,000 from the offering were used to repay borrowings under the Company's Credit Agreement. In connection with such repayment, the Company wrote off approximately $4,783 of deferred financing costs.

In November 1988, the Company issued $200,000 face amount of its 12-1/4% Senior Subordinated Reset Debentures due November 15, 2003 (the "Reset Debentures"). Interest is payable on the Reset Debentures semi-annually on May 15 and November 15. The Indenture under which the Reset Debentures were issued contains various restrictive covenants with which the Company was in compliance at December 31, 1993. The Reset Debentures are redeemable, at the Company's option, beginning on May 15, 1994 at the redemption price of 101.5% of the principal amount, and thereafter with the redemption price gradually lowered at six month intervals to 100% of the principal amount by November 15, 1995. The Company is required to redeem $20,000 principal amount of Reset Debentures on each of November 15, 2000 and 2001 and $40,000 on November 15, 2002. Effective on May 15, 1991, the interest rate on the Reset Debentures was reset to a rate of 14%. At December 31, 1993 and 1992 the balance outstanding was $199,321 and $199,247, respectively.

SENIOR DEBT

In connection with the V Cable Reorganization, all of V Cable's senior and subordinated debt with GECC outstanding at December 31, 1992 was restructured.
V Cable's Senior Subordinated Deferred Interest Notes (the "V Cable Notes") and its Junior Subordinated Note (the "Junior Note") were replaced with new long-term credit facilities provided by GECC to V Cable and VC Holding. Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $20,000 to V Cable, which loan will accrete interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date). In addition, GECC has extended to VC Holding a $505,000 term loan (the "Series A Term Loan), a $25,000 revolving line of credit (the "Revolving Line") and a $202,554 term loan (the "Series B Term Loan"), all of which comprise the VC Holding Credit Agreement. Interest on the Series A Term Loan and on any amounts drawn under the Revolving Line of credit is payable currently.


                                      (69)

Interest on the Series B Term Loan accretes at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. At December 31, 1993 and 1992, amounts outstanding under the V Cable Term Loan, the Series A Term Loan, the Series B Term Loan and the Revolving Line were $22,187 and $20,000; $505,000 and $505,000; $221,373 and
$199,554; and $6,000 and $4,000, respectively. Unrestricted and undrawn funds available to VC Holding at December 31, 1993 amounted to $17,221.

Approximately $7,501 of deferred financing costs related to V Cable's debt prior to its restructuring with GECC were written off.

Interest rates on $254,000 of the Series A Term Loan are fixed at 10.12% through December 31, 1997. The remaining $251,000 bears interest at rates based on either GECC's Index Rate (as defined) or LIBOR plus applicable percentages. Interest on any borrowings under the Revolving Line is paid based on either GECC's Index Rate (as defined) or LIBOR plus applicable percentages which vary depending upon certain prescribed financial ratios. Scheduled quarterly principal payments on the Series A Term Loan commence June 30, 1997 and continue through December 31, 2001.

Also in connection with the V Cable Reorganization, V Cable agreed to assume on December 31, 1997, approximately $121,000 of debt of U.S. Cable, which amount is subject to adjustment, upward or downward, depending on U.S. Cable's ratio of debt to cash flow (as defined) in 1997 and thereafter. Included in Senior Debt at December 31, 1993 is $78,306 which represents the present value of debt of U.S. Cable to be assumed in 1997. The difference of approximately $42,694 will be charged to interest expense during the period from January 1, 1994 to December 31, 1997. The effective interest rate on this debt is approximately 11%. This debt matures on December 31, 2001. Amortization of deferred interest expense in connection with the assumption of U.S. Cable's debt, which is being amortized on a straight line basis through December 31, 1997, amounted to $14,047 for 1993.

The debt of V Cable and VC Holding is guaranteed by, and secured by a pledge of all of the assets of, V Cable, VC Holding and each of their subsidiaries, including a pledge of all direct and indirect ownership interests in such subsidiaries. U.S. Cable's debt is also guaranteed and cross-collateralized by each of V Cable, VC Holding and each of their subsidiaries. All of the V Cable, VC Holding and U.S. Cable credit facilities are non-recourse to the Company other than with respect to the common stock of V Cable owned by the Company. Substantially all of the assets of V Cable, amounting to approximately $536,600 at December 31, 1993, have been pledged to secure borrowings under the V Cable and VC Holding Credit Agreements. At


                                      (70)

December 31, 1993 V Cable's liabilities exceeded its assets by approximately $331,215.

The V Cable and VC Holding Credit Agreements contain various restrictive covenants, among which are the maintenance of certain financial ratios, limitations regarding certain transactions, prohibitions against the transfer of funds to the parent company (except for reimbursement of certain expenses), and limitations on levels of permitted capital expenditures. V Cable and VC Holding were in compliance with all of the covenants of their loan agreements at December 31, 1993.

Due to anticipated reductions to regulated revenue arising from the latest round of FCC regulation, V Cable believes that it is likely that it will be unable to meet several of its financial covenants during 1994 and 1995. To remedy the anticipated covenant defaults, V Cable may request waivers and/or amendments to its credit agreement and/or seek equity contributions from the Company. There can be no assurance as to V Cable's ability to accomplish any of these alternatives or the terms or timing of such alternatives.

SUMMARY OF FIVE YEAR DEBT MATURITIES

Total amounts payable by the Company and its subsidiaries (excluding V Cable and CNYC) under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1993 amount to $20,035 in 1994, $36,828 in 1995, $54,838 in 1996, $57,344 in 1997 and $73,378 in 1998. Total amounts payable by V Cable and CNYC respectively, under their various debt obligations, including capital leases, during the five years subsequent to December 31, 1993 amount to $98 and $83 in 1994; $0 and $2,500 in 1995; $0 and $17,700 in 1996;
$18,000 and $24,000 in 1997; and $20,000 and $31,600 in 1998.

NOTE 5.    PREFERRED STOCK

The holders of the Company's 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") may require the Company to redeem for cash at any time commencing December 31, 1997 all or a portion of the outstanding shares of the Series C Preferred Stock. The Company has the right, upon notice to the holders requesting redemption, to convert all or a part of such shares into shares of Class B Common Stock. If, in the future, holders require the Company to redeem their Series C Preferred Stock, it is the Company's intention to convert such shares into Class B Common Stock.


                                      (71)

NOTE 6.    INCOME TAXES

The Company and its majority-owned subsidiaries file consolidated federal income tax returns. At December 31, 1993 the Company had consolidated net operating loss carry forwards for tax purposes of approximately $713,934, which expires in 2001 to 2008.

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1993 are as follows:


                                                Deferred Asset
                                                  (Liability)
                                                --------------
      Depreciation and amortization                $(108,327)
      Receivables from affiliates                     29,135
      Benefit plans                                   17,939
      Allowance for doubtful accounts                  2,210
      Deficit investment in affiliate                168,975
      Benefits of tax loss carry forwards            299,852
      Other                                            5,562
                                                   ---------
          Net deferred tax assets                    415,346
      Valuation allowance                           (415,346)
                                                   ---------
                                                   $   -0-
                                                   ---------
                                                   ---------

The Company has provided a valuation allowance for the total amount of net deferred tax assets since realization of these assets was not assured due principally to the Company's history of operating losses. The amounts of net deferred tax assets and corresponding valuation allowance increased by $146,151 during the year ended December 31, 1993. Also, in connection with acquisitions made prior to 1993, the Company recorded certain fair value adjustments net of their tax effects. In accordance with SFAS 109, these assets have been adjusted to their remaining pre tax amounts. Accordingly, property, plant and equipment, franchises, and subscriber lists have been increased by $3,658, $38,470 and $20,892, respectively, with a corresponding decrease in excess costs over fair value of net assets acquired.


                                      (72)

NOTE 7.    OPERATING LEASES

The Company leases certain office, production and transmission facilities under terms of leases expiring at various dates through 2004. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1993, 1992 and 1991 amounted to $10,849, $10,071 and $10,292, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1993, 1992 and 1991 amounted to approximately $6,177, $5,042 and $5,458, respectively. The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 1994 through December 31, 1998, and thereafter, at rates now in force are approximately: 1994, $14,748; 1995, $13,514; 1996, $12,316; 1997, $10,377,
1998, $9,535; thereafter, $9,912.

NOTE 8.    AFFILIATE TRANSACTIONS

The Company has affiliation agreements with certain cable television programming companies, varying ownership interests in which were held, directly or indirectly, by RPH during the three years ended December 31, 1993. RPH's investment in these programming companies is accounted for on the equity basis of accounting. Accordingly, the Company recorded income and (losses) of approximately $8,828, $(12,428) and $(20,290) in 1993, 1992 and 1991,
respectively, representing its percentage interests in the results of operations of these programming companies. At December 31, 1993 and 1992, the Company's investment in these programming companies amounted to approximately $17,721 and $10,682, respectively, which exceeded the Company's underlying equity in the net assets of these companies by approximately $290 and $652, respectively. This excess has been classified as other intangible assets in the accompanying consolidated balance sheets. Costs incurred by the Company for programming services provided by these affiliates and included in technical expense for the years ended December 31, 1993, 1992 and 1991 amounted to approximately $26,732, $23,388 and $27,400, respectively. At December 31, 1993 and 1992, amounts due from certain of these programming affiliates aggregated $1,367 and $2,352, respectively, and are included in advances to affiliates. Also, at December 31, 1993 and 1992 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $16,236 and $14,785, respectively, and are included in accounts payable to affiliates.


                                      (73)

Summarized combined financial information relating to these programming companies at December 31, 1993, 1992 and 1991 and for the years then ended is as follows:


                                        1993         1992         1991
                                    -----------   ---------    ---------
      Current assets                $   133,060    $115,806     $115,231
                                    -----------   ---------    ---------
                                    -----------   ---------    ---------
      Noncurrent assets             $   126,826   $  86,812    $  78,073
                                    -----------   ---------    ---------
                                    -----------   ---------    ---------
      Current liabilities           $    93,071   $  95,841    $  65,906
                                    -----------   ---------    ---------
                                    -----------   ---------    ---------
      Noncurrent liabilities        $   123,184   $ 102,847    $  38,311
                                    -----------   ---------    ---------
                                    -----------   ---------    ---------
      Net revenues                  $   363,727   $ 322,019    $ 289,849
                                    -----------   ---------    ---------
                                    -----------   ---------    ---------
      Net income (loss)             $    39,423   $  (9,272)   $ (16,523)
                                    -----------   ---------    ---------
                                    -----------   ---------    ---------

NBC and RPH formed a partnership which distributed on a multi-channel, pay-per-view basis certain events of the 1992 Summer Olympics. This distribution was in addition to NBC's conventional broadcast network coverage of those games. Pursuant to the agreement, profits and losses from the broadcast network coverage and the pay-per-view coverage of the 1992 Summer Games were shared equally by NBC and RPH; however, RPH's liability under this agreement was limited to $50,000. The partnership paid its share of the loss ($50,000) in January 1993 with borrowings under the Credit Agreement.

Cablevision of Boston Limited Partnership ("Cablevision Boston") is a Massachusetts limited partnership in which Mr. Dolan is the general partner and in which the Company has certain direct and indirect partnership interests. The Company is a limited partner in Cablevision Boston and currently holds a 7% prepayout (prior to repayment of capital contributions to limited partners) interest and a 20.7% postpayout interest in Cablevision Boston.

As of December 31, 1993 and 1992, the Company's consolidated financial statements reflect advances ($8,000 of which were converted to Preferred Equity in Cablevision Boston) to Cablevision Boston of approximately $17,540 and $18,345, respectively. Such amounts are fully subordinated to certain of Cablevision Boston's obligations to other lenders aggregating approximately $68,250 and $71,250 plus accrued interest at December 31, 1993 and 1992, respectively.

The Company has also advanced funds to Cablevision of Chicago ("Cablevision Chicago"), an Illinois limited partnership and an affiliate whose general partner is Mr. Dolan. At December 31, 1993 and 1992 approximately $12,445 and $12,473, respectively, was owed the Company and is included in advances to affiliates in the accompanying consolidated balance sheets. Of the amount owed, approximately $12,314 principal amount is evidenced by a subordinated note bearing interest at the rate of 14% per annum, payable as to principal and interest, on demand. Repayment


                                      (74)
of this subordinated note and accrued interest thereon is restricted until repayment of Cablevision Chicago's bank indebtedness.

During 1993, 1992 and 1991, the Company made advances to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $6,805 and $8,262 at December 31, 1993 and 1992, respectively and are included in advances to affiliates.

In April 1992, Cablevision of Newark, a partnership 25% owned and managed by the Company and 75% owned by an affiliate of Warburg Pincus, acquired cable television systems located in Newark and South Orange, New Jersey from Gilbert Media Associates, L.P. ("Gateway Cable") for a purchase price of approximately $76,483. The Company's capital contributions to Cablevision of Newark amounted to approximately $6,000. The Company's share of the net losses of Cablevision of Newark amounted to $4,206 and $3,070 in 1993 and 1992. The Company manages the operations of Cablevision of Newark for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. For 1993 and 1992, such management fees and expenses amounted to $1,632 and $1,526, respectively, of which $800 and $506 for 1993 and 1992, representing management fees, has been fully reserved by the Company.

In connection with the V Cable Reorganization (see Note 2), V Cable acquired for $20,000, a 20% interest in U.S. Cable. The Company has managed the properties of U.S. Cable, since June 1992, under management agreements that provide for cost reimbursement, including an allocation of overhead charges. For 1993 and 1992, such cost reimbursement amounted to $4,894 and $2,160, respectively, which included the allocation of overhead charges of $2,604 and $1,200, respectively.

The Company also manages A-R Cable under a management agreement that provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid annual amounts thereon at a rate of 10% per annum beginning in 1993. Such management fees amounted to $3,801 and $2,383 for 1993 and 1992, respectively; interest thereon amounted to $244 for 1993. Management fees and interest thereon have been fully reserved by the Company.

On December 14, 1993, the Company purchased 50,000 shares of Class A Common Stock from John Tatta, a director of the Company and the Chairman of the Executive


                                      (75)

Committee, for $64.75 per share, the closing price of a share of Class A common stock on such date. These shares are being held as treasury stock.

NOTE 9.    PENSION PLANS

The Company maintains the CSSC Supplemental Benefit Plan (the "Benefit Plan") for the benefit of certain officers and employees of the Company. As part of the Benefit Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. Participants vest in all components of the Benefit Plan 40% after four years of service and 10% for each additional year of service. Net periodic pension cost for the years indicated consisted of the following:


                                                     1993       1992       1991
                                                   ------     ------      -----
   Service cost for benefits earned
      during the year                                $350       $378       $328
   Interest cost on projected benefit
      obligation                                      346        373        314
   Actual return on plan assets                    (1,292)    (1,091)      (836)
   Net amortization and deferral                      964        756        631
                                                    -----      -----      -----
         Total pension cost                          $368       $416       $437
                                                    -----      -----      -----
                                                    -----      -----      -----

The following table sets forth the funded status of the Benefit Plan at December 31, 1993 and 1992:


                                                                1993      1992
                                                              ------    -------

   Actuarial present value of:
      Vested benefit obligation                               $3,843     $4,229
      Non vested benefits                                         10         93
                                                              ------    -------
   Projected benefit obligation                                3,853      4,322
   Plan assets at fair value                                   5,578      4,544
                                                              ------    -------
   Assets greater than (less than)
      projected benefit obligation                             1,725        222
   Unrecognized net gain                                      (1,602)      (278)
   Remaining unrecognized obligation                             567        630
                                                              ------    -------
   Prepaid pension cost                                       $  690    $   574
                                                              ------    -------
                                                              ------    -------

The projected benefit obligation for the plan was determined using an assumed discount rate and assumed long range rate of return of 8% in 1993 and 1992. No assumed rate of salary increase was used to compute the projected benefit obligation, since substantially all participants are currently at their maximum benefit level.


                                      (76)

In addition, the Company accrues a liability in the amount of 7% of certain officers' and employees' compensation, as defined. Each year the Company also accrues for the benefit of these officers and employees interest on such amounts. The officer or employee will receive such amounts upon termination of employment. Such benefits will vest 40% after four years of service and 10% each additional year of service. The cost associated with this plan for the years ended December 31, 1993, 1992 and 1991 was approximately $497, $358 and $328, respectively.

Prior to 1993 the Company, with other affiliates, maintained a defined contribution pension plan covering substantially all employees. The Company contributed 3% of eligible employees' annual compensation (as defined), and employees could voluntarily contribute up to 10% of their annual compensation. Employee contributions were fully vested. Employer contributions became vested in years three through seven.

Effective January 1, 1993, the Board of Directors of the Company approved the adoption of an amended and restated Pension and 401(K) Savings Plan (the "Plan"), in part to permit employees of the Company and its affiliates to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(K) of the Internal Revenue Code, and to introduce new investment options under the Plan. The Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan (the "Pension Plan") and an equivalent amount to the Section 401(K) portion of the Plan (the "Savings Plan"). Employees may voluntarily contribute up to 15% of eligible compensation, subject to certain restrictions, to the Savings Plan, with an additional matching contribution by the Company of 1/4 of 1% for each 1% contributed by the employee, up to a maximum contribution by the Company of 1/2 of 1% of eligible base pay. Employee contributions are fully vested as are employer base contributions to the Savings Plan. Employer contributions to the Pension Plan and matching contributions to the Savings Plan become vested in years three through seven.

The cost associated with these plans was approximately $2,905, $2,322 and $2,212 for the years ended December 31, 1993, 1992 and 1991, respectively.

NOTE 10.    STOCK BENEFIT PLANS

In June 1992, the Stockholders of the Company approved the Amended and Restated Employee Stock Plan (the "Amended Plan") which consolidated the Company's prior Stock Plan, Nonqualified Plan and Bonus Award Plan (the "Prior Plans"). Under the Amended Plan the Company is authorized to issue a maximum of 3,500,000 shares. The Company may grant incentive stock options, nonqualified stock options, restricted stock, conjunctive stock appreciation rights, stock grants and stock bonus awards. The


                                      (77)
exercise price of stock options may not be less than the fair market value per share of class A common stock on the date the option is granted and expire no longer than ten years from date of grant. Conjunctive stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option, or in addition to the stock received upon the exercise of such option, equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

Under the Amended Plan, during 1993 the Company issued options to purchase 15,225 shares of class A common stock, stock appreciation rights related to 15,225 shares under option and stock awards of 10,225 common shares. The options and related conjunctive stock appreciation rights are exercisable at various prices ranging from $27.625 to $38.25 per share in 25% and 33% annual increments beginning from the date of grant. The stock awards vest 100% by May of 1996.

Under the Amended Plan, during 1992 the Company issued options to purchase 211,350 shares of class A common stock, stock appreciation rights related to 211,350 shares under option and stock awards of 211,350 common shares. The options and related conjunctive stock appreciation rights are exercisable at $27.625 per share in 25% annual increments beginning one year from the date of grant. The stock awards vest 100% four years from date of grant. Also, during 1992 the Company granted to certain employees conjunctive stock appreciation rights with respect to 472,500 shares under options granted in prior years under the Company's 1985 Employee Stock Plan. Those options are exercisable at prices ranging from $16.625 to $36.00 and vest at various times during the period from October 1992 through October 1996.

Under the Nonqualified Plan, nonqualified options to purchase 24,000 shares were granted in 1991 at an exercise price of $25.00 per share. These options are exercisable one-third per year beginning July 30, 1992.

Pursuant to a Bonus Award Plan ("Bonus Plan"), adopted in 1986, in 1990 the Company granted to fifteen employees the right to receive 118,900 shares of class A common stock or, at the election of the Stock Option Committee, cash equal to the product of such number of shares times the closing price of a share of Class A Common Stock at the time of issuance. In May 1992, in accordance with the provisions of the Bonus Plan, the Company paid in cash the value of 59,450 shares based on a market price of $28-6/8, totalling $1,709. Rights to the remaining 59,450 shares vest on May 17, 1994. In addition, in 1990 the Company granted to seven employees the right to receive 111,180 shares of class A common stock or, at the


                                      (78)
election of the Stock Option Committee, cash equal to the product of such number of shares times the closing price of a share of class A common stock at the time of issuance. On March 28, 1991, in accordance with the provisions of the Bonus Plan, the Company paid in cash the value of 91,180 shares based on a market price of $24-5/8, totalling $2,245. On December 31, 1992, the Company paid in cash the value of the remaining 20,000 shares based on a market price of $35 totalling $700.

Stock transactions under the Amended Plan and Prior Plans are as follows:

                                Shares          Stock           Stock or
                                Under        Appreciation        Bonus     Available           Option
                                Option          Rights           Awards    For Grant        Price Range
                              ----------     -------------      -------    ----------     -------------
Balance, December 31, 1990    2,258,900        282,350          438,530     289,689       $14.50-$37.13
     Granted                     24,000                          25,000     (49,000)      $25.00
     Exercised/issued           (16,487)          (987)         (40,000)                  $16.63-$24.50
     Cancelled                  (16,425)        (6,425)         (97,880)    114,305       $21.25-$29.88
                              ----------       --------         --------   ---------

Balance, December 31, 1991    2,249,988        274,938          325,650     354,994       $14.50-$37.13
     Granted                    211,350        683,850          211,350    (422,700)      $16.63-$36.00
     Exercised/issued          (132,537)        (8,387)         (92,825)                  $14.50-$24.50
Cancelled                        (6,675)        (6,675)         (85,700)     92,375       $24.50-$27.625
                              ----------       --------         --------    --------

Balance, December 31, 1992    2,322,126        943,726          358,475      24,669       $14.50-$37.13

     Granted                     15,225         15,225           10,225     (25,450)      $27.63-$38.25
     Exercised/issued          (478,582)       (84,017)         (15,000)                  $14.50-$36.00
     Cancelled                 (124,074)       (19,989)         (28,050)    152,124       $16.63-$37.13
                              ----------       --------         --------    --------

Balance, December 31, 1993    1,734,695        854,945          325,650     151,343       $14.50-$38.25
                              ----------       --------         --------    --------
                              ----------       --------         --------    --------

Of the total shares awarded, 77,700 shares were restricted at December 31, 1993. Also at December 31, 1993, options for approximately 1,467,000 shares were exercisable. As a result of the stock awards, bonus awards and stock appreciation rights, the Company expensed approximately $28,234, $9,656 and $6,668 in 1993, 1992 and 1991, respectively.

In June, 1986, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan enabled employees of the Company and its subsidiaries to purchase class A common stock of the Company through payroll deductions of up to $1,250 each year per employee. The price to be paid for a share of stock was 85% of the market price on the last business day of each month. The discount increased to 20% after twelve months of continuous participation in the Purchase Plan and to 25%


                                      (79)
after twenty-four months of continuous participation. Under the Purchase Plan, employees purchased 26,499 and 34,757 shares during 1992 and 1991, respectively, for which, $796 and $842 was paid to the Company.

In connection with the adoption of the amended and restated Pension and 401(K) Savings Plan, the Company discontinued the Purchase Plan. (See Note 9.)

NOTE 11.    COMMITMENTS AND CONTINGENCIES

Cablevision Systems Service Corporation ("CSSC"), an affiliate of the Company, purchases a premium programming service from an unaffiliated program supplier. CSSC makes such service available to the Company and its affiliates at CSSC's cost in return for the Company's assumption of its proportionate share, based on subscriber usage, of CSSC's obligations under its agreement with such unaffiliated program supplier. The Company is contingently liable for approximately $13,399 through 1994 in respect of this agreement.

The Company, through Rainbow Programming, has entered into several contracts relating to cable television programming in the normal course of its business, including rights agreements with professional and other sports teams. These contracts typically require substantial payments over extended periods of time.

Mr. Dolan, the Company's chairman, has an employment agreement with the Company expiring in January 1995, with automatic renewals for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for a base salary of $400 per year payable to Mr. Dolan or, upon his death during the term of such agreement, a death benefit payment to his estate in an amount equal to the greater of one year's salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

John Tatta, the Company's former president, has a three-year consulting agreement with the Company expiring in January 1995, which provides for a fee of $485 per year plus reimbursement of certain expenses payable to Mr. Tatta or, upon his death during the term of such agreement, a death benefit payable to his estate in an amount equal to the greater of one year's fee or one-half of the fee that would have been payable to him during the remaining term of such agreement.


                                      (80)

Income tax returns of the Company's predecessor entities are currently under examination for 1985 and prior years. The Internal Revenue Service has proposed adjustments which the Company intends to vigorously oppose through the IRS appeals process. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

The Company does not provide postretirement benefits to any of its employees.

NOTE 12.    LEGAL MATTERS

During 1992, the Company recorded expenses of $5,655 in connection with the settlement of certain litigation pending against Mr. Dolan and the Company and other related matters. The litigation was based upon an alleged breach of fiduciary duty by Mr. Dolan, as the general partner of Cablevision Programming Investments and Rainbow Program Enterprises ("RPE"), involving the allocation of partnership profits from 1983 through 1986 and RPH's offer to purchase limited partnership interests in 1986. The amounts provided also include an estimated value of certain untendered interests in RPE based upon the values utilized in connection with the settlements relating to Cablevision Programming Investments.

In addition, the Company is party to various other lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

NOTE 13.    ACQUISITION RELATED COSTS AND DEPOSITS

In March 1994, Cablevision of Cleveland, L.P. ("Cablevision Cleveland"), a partnership currently comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership (the "North Coast Cable Acquisition"), which operates a cable television system in Cleveland, Ohio. As of December 31, 1993, the Company made deposits and or incurred expenses in connection with the North Coast Cable Acquisition amounting to approximately $3,213 (see Note 15).

On October 26, 1993, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, entered into agreements to purchase substantially all of the assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision"), Riverview Cablevision Associates, L.P. ("Riverview Cablevision") and Framingham Cablevision Associates, L.P. ("Framingham Cablevision"), each a limited partnership operated by Sutton Capital Associates. Each of Monmouth Cablevision and Riverview


                                      (81)

Cablevision own and operate cable television systems in New Jersey. Framingham Cablevision owns and operates a cable television system in Massachusetts.

On January 12, 1994 Cablevision MFR assigned its rights and obligations under its agreement to purchase the assets of Framingham Cablevision to Cablevision of Framingham Holdings, Inc. ("CFHI"), currently a wholly-owned subsidiary of the Company. The Company has entered into an agreement with Warburg, Pincus Investors, L.P. ("Warburg Pincus"), pursuant to which Warburg Pincus will (i) purchase 60% of the common stock of CFHI for cash and (ii) purchase preferred stock of CFHI, from time to time, for a purchase price sufficient to pay 70% of the interest and principal payments on the Framingham Cablevision promissory note described below. The Company agreed to purchase preferred stock of CFHI, from time to time, for a purchase price sufficient to pay 30% of the interest and principal payments on the Framingham Cablevision promissory note. The aggregate purchase price for the two New Jersey systems is expected to be $422,300. The purchase price for the Framingham assets is expected to be $41,100. Consummation of the transaction is subject to the receipt of necessary regulatory approvals and other customary closing conditions. There can be no assurance that this transaction will be successfully consummated.

As of December 31, 1993, the Company made deposits and/or incurred expenses in connection with the acquisition of these three systems amounting to approximately $10,796.

On November 5, 1993, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and E. M. Warburg, Pincus & Co., Inc., entered into an agreement to purchase certain assets of Nashoba Communications ("Nashoba"), a group of three limited partnerships which operate three cable television systems in Massachusetts. A-R Cable Partners will be controlled in a manner substantially similar to the way A-R Cable Services, Inc. is controlled. The purchase price is $90,000, subject to certain adjustments, of which up to $55,000 is expected to be provided by separate financing. The remainder will be provided by equity contributions from the partners in A-R Cable Partners. The Company will provide 30% of such equity through drawings under its senior credit facility. The Company will account for its investment in Nashoba using the equity method of accounting. Consummation of the transaction is subject to regulatory approval, as well as other customary conditions. The Company currently anticipates consummation of this acquisition in the second quarter of 1994. As of December 31, 1993, the Company made deposits and/or incurred expenses related to the Nashoba acquisition amounting to approximately $2,728.


                                      (82)

NOTE 14.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL
                 INSTRUMENTS

CASH AND CASH EQUIVALENTS, TRADE ACCOUNTS RECEIVABLE, NOTES AND OTHER RECEIVABLES, ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND ACCOUNTS PAYABLE TO AFFILIATES

The carrying amount approximates fair value due to the short maturity of these instruments.

MARKETABLE SECURITIES AND NOTES RECEIVABLE -- AFFILIATES

The fair value of the Company's marketable securities are based on quoted market prices. The fair value of notes receivable -- affiliates is based on current rates for notes with similar maturities.

OTHER INVESTMENTS

The fair values of the Company's Other Investments are generally based on multiples of the investees' cash flow, after adjustment for net assets or liabilities.

BANK DEBT, SENIOR TERM LOANS, SENIOR SUBORDINATED DEBENTURES, AND SUBORDINATED NOTES PAYABLE

The fair values of each of the Company's long-term debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

INTEREST RATE SWAP AGREEMENTS

The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties. The carrying amount represents accrued or deferred income arising from the unrecognized financial instruments.

OBLIGATION TO RELATED PARTY

The fair values of Obligation to Related Party is estimated based on current rates for debt with similar maturities.


                                      (83)

The fair value of the Company's financial instruments are summarized as follows:

                                                            DECEMBER 31, 1993
                                                       -------------------------
                                                       CARRYING       ESTIMATED
                                                        AMOUNT        FAIR VALUE
                                                       --------       ----------
Marketable securities and notes
  receivable - affiliates                              $    3,693     $    7,268
                                                       ----------     ----------
Other investments                                      $    1,971     $    1,971
                                                       ----------     ----------

Long term debt instruments:
     Bank debt                                         $  480,079     $  480,079
     Senior debt                                          832,866        832,866
     Senior subordinated debentures                       822,781        928,060
     Obligation to related party                           91,619         91,619
                                                       ----------     ----------

                                                       $2,227,345     $2,332,624
                                                       ----------     ----------

Interest rate swap agreements:
     In a net payable position                         $    3,745     $   21,248
                                                       ----------     ----------

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 15.    SUBSEQUENT EVENTS

On February 22, 1994, after reconsideration, the Federal Communications Commission ("FCC") ordered a further reduction in rates for the basic service tier in effect on September 30, 1992. As the formal text of these new regulations has not yet been released, the Company cannot yet determine the impact on its operations.

In March 1994, Cablevision Cleveland, a partnership comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operated a cable television system in Cleveland, Ohio. The purchase price aggregated $133,000 which amount includes: (i) approximately $98,800 paid in cash; (ii) $4,000 paid in a short-term promissory note


                                      (84)
secured by a letter of credit; (iii) approximately $13,200 paid by the surrender of the Company's 19% interest in North Coast and the satisfaction of certain management fees owed to the Company; and (iv) approximately $17,000 to be paid by the assumption of certain capitalized lease obligations and certain other liabilities. The net cash purchase price of the acquisition was financed by borrowings under the Company's Credit Agreement and Cablevision Cleveland is part of the Restricted Group.


                                      (85)

NOTE 16.    INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the fiscal years ended December 31, 1993 and 1992.

The operating data for the quarters ended March 31, and June 30, 1992 have been restated to reflect as of January 1, 1992 the deconsolidation of the Company's A-R Cable subsidiary for reporting purposes. The Company is accounting for its investment in A-R Cable using the equity method of accounting. Amounts previously reported in the Company's Form 10-Q for the quarter ended March 31, 1992 for net revenues, operating expenses and operating profit were $153,585, $138,072 and $15,513, respectively, and for the quarter ended June 30, 1992, $162,153, $140,563 and $21,590, respectively.

                                 MARCH 31,           JUNE 30,          SEPTEMBER 30,      DECEMBER 31,            TOTAL
                            ------------------  ------------------  ------------------  ------------------  --------------------
                              1993      1992      1993      1992      1993      1992      1993      1992      1993       1992
                            --------  --------  --------  --------  --------  --------  --------  --------  ---------  ---------
Net revenues . . . . . . .  $157,023  $127,887  $168,170  $135,782  $169,563  $151,278  $171,968  $157,540  $ 666,724  $ 572,487
Operating expenses . . . .   139,850   112,312   147,465   114,510   149,083   130,358   173,070   136,163    609,468    493,343
                            --------  --------  --------  --------  --------  --------  --------  --------  ---------  ---------
Operating profit (loss). .  $ 17,173  $ 15,575  $ 20,705  $ 21,272  $ 20,480  $ 20,920  $ (1,102) $ 21,377  $  57,256  $  79,144
                            --------  --------  --------  --------  --------  --------  --------- --------- ---------  ---------
                            --------  --------  --------  --------  --------  --------  --------- --------- ---------  ---------

Net loss applicable to
    common shareholders. .  $(55,910) $(52,753) $(49,007) $(86,052) $(55,649) $(46,174) $(87,101) $(66,409) $(247,667) $(251,388)
                            --------  --------  --------  --------  --------  --------  --------  --------- ---------  ---------
                            --------  --------  --------  --------  --------  --------  --------  --------- ---------  ---------

Net loss per common
     share . . . . . . . .  $  (2.46) $  (2.35) $  (2.15) $  (3.83) $  (2.44) $  (2.05) $  (3.78) $  (2.94) $  (10.83) $  (11.17)
                            --------- --------  --------  --------  --------  --------  --------  --------  ---------  ---------
                            --------- --------  --------  --------  --------  --------  --------  --------  ---------  ---------


                                      (86)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June, 1994 or if such definitive proxy statement is not filed with the Commission prior to April 30, 1994, to an amendment to this report on Form 10-K filed under cover of Form 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. The financial statements as indicated in the index is set forth on page 50.
     2.   Financial Statement schedules:

                                                                            Page
                                                                             No.
          Schedules supporting consolidated financial statements:
               Schedule V - Property, Plant and Equipment                     88
               Schedule VI - Accumulated Depreciation and Amortization
               of Property, Plant and Equipment                               90
               Schedule VIII - Valuation and Qualifying Accounts              92
          Schedule X - Supplementary Income Statement Information             93


Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

      3. Independent auditors report and accompanying financial statements of A-R Cable Services, Inc. are filed as part of this report on page 94.
      4.  The Index to Exhibits is on page 116.

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the last quarter of the fiscal period covered by this report.


                                      (87)


                         CABLEVISION SYSTEMS CORPORATION
                                    SCHEDULE V
                           PROPERTY, PLANT & EQUIPMENT
                             (Dollars in thousands)
                                                                                                OTHER
                                             BALANCE AT                                        CHANGES-      BALANCE AT
                                             BEGINNING      ADDITIONS                          (DEDUCT)        END OF
     CLASSIFICATION                          OF PERIOD      AT COST        RETIREMENTS          ADD(2)         PERIOD
     --------------                          ---------      ---------      -----------        ---------      ----------
For the Year Ended December 31, 1993
     Converters. . . . . . . . . . . . . .   $151,265       $ 40,513       $  (4,226)         $  1,735       $  189,287
     Headends. . . . . . . . . . . . . . .     31,984         19,966             (55)              205           52,100
     Distribution systems. . . . . . . . .    621,865         88,777          47,437 (1)         6,638          764,717
     Program, service & test equipment . .     54,581         12,656          (2,868)              (67)          64,302
     Microwave equipment . . . . . . . . .      3,358             71               -             1,358            4,787
     Construction in progress. . . . . . .     25,541         46,538         (49,967) (1)            -           22,112
     Furniture and fixtures. . . . . . . .     15,053          2,095            (233)             (375)          16,540
     Vehicles. . . . . . . . . . . . . . .     16,777          3,104            (215)             (184)          19,482
     Leasehold improvements. . . . . . . .     35,033          3,544            (126)               (4)          38,447
     Land and land improvements. . . . . .      3,936             35               -                 -            3,971
                                             --------       --------        --------          --------       ----------
                                             $959,393       $217,299        $(10,253)         $  9,306       $1,175,745
                                             --------       --------        --------          --------       ----------
                                             --------       --------        --------          --------       ----------

For the Year Ended December 31, 1992 (3)
     Converters. . . . . . . . . . . . . .   $120,743       $ 14,208        $ (4,381)         $ 20,695       $  151,265
     Headends. . . . . . . . . . . . . . .     24,547          5,897              (1)            1,541           31,984
     Distribution systems. . . . . . . . .    495,780         53,111           5,615 (1)        67,359          621,865
     Program, service & test equipment . .     41,401         14,353          (3,503)            2,330           54,581
     Microwave equipment . . . . . . . . .      3,084            138               -               136            3,358
     Construction in progress. . . . . . .      1,633         16,546          (5,962) (1)       13,324           25,541
     Furniture and fixtures. . . . . . . .     12,411          2,222            (316)              736           15,053
     Vehicles. . . . . . . . . . . . . . .     12,543          2,429            (146)            1,951           16,777
     Leasehold improvements. . . . . . . .     26,756          5,730            (326)            2,873           35,033
     Land and land improvements. . . . . .      3,937            172            (173)                -            3,936
                                             --------       --------        --------          --------       ----------
                                             $742,835       $114,806        $ (9,193)         $110,945       $  959,393
                                             --------       --------        --------          --------       ----------
                                             --------       --------        --------          --------       ----------

(1)  Includes transfer of completed construction.
(2)  Includes the value of plant and equipment purchased through acquisitions of other companies and, in 1993, the effects of adjustments made to reflect the provisions of SFAS 109 (see Note 1 of Notes to Consolidated Financial Statements).
(3)  Reflects the deconsolidation of A-R Cable, effective January 1, 1992.


                                                                     (continued)


                                      (88)

                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)

                                                                                                OTHER
                                                 BALANCE AT                                   CHANGES-     BALANCE AT
                                                  BEGINNING       ADDITIONS                   (DEDUCT)       END OF
          CLASSIFICATION                          OF PERIOD       AT COST      RETIREMENTS       ADD         PERIOD
          --------------                        ------------      ---------    -----------    --------     ----------
For the Year Ended December 31, 1991
  Converters . . . . . . . . . . . . . . . . .     $131,477        $16,073      $(1,720)        $     -    $145,830
  Headends . . . . . . . . . . . . . . . . . .       34,213          2,102          (48)              -      36,267
  Distribution systems . . . . . . . . . . . .      560,646         41,818        2,186 (1)           -     604,650
  Program, service & test equipment. . . . . .       42,332          3,971         (543)              -      45,760
  Microwave equipment. . . . . . . . . . . . .        4,182             25            -               -       4,207
  Construction in progress . . . . . . . . . .        1,854          2,430       (2,241)(1)           -       2,043
  Furniture and fixtures . . . . . . . . . . .       12,014          1,410          (31)              -      13,393
  Vehicles . . . . . . . . . . . . . . . . . .       14,377          2,823         (181)              -      17,019
  Leasehold improvements . . . . . . . . . . .       28,571          1,471         (458)              -      29,584
  Land and land improvements . . . . . . . . .        4,747             42            -               -       4,789
                                                  ---------      ---------    ---------        --------    --------
                                                   $834,413        $72,165      $(3,036)       $      -    $903,542
                                                  ---------      ---------    ---------        --------    --------
                                                  ---------      ---------    ---------        --------    --------

(1)  Includes transfer of completed construction.


                                      (89)

                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE VI
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)

                                                                                            OTHER
                                               BALANCE AT                                 CHANGES-      BALANCE AT
                                                BEGINNING     ADDITIONS                   (DEDUCT)        END OF
            CLASSIFICATION                     OF PERIOD       AT COST    RETIREMENTS      ADD (2)        PERIOD
            --------------                    -----------     ---------   -----------     --------      ----------
For the Year Ended December 31, 1993
   Converters. . . . . . . . . . . . . . . .      $101,250    $ 20,359    $ (1,784)       $ 1,524      $ 121,349
   Headends. . . . . . . . . . . . . . . . .        13,742       4,166         (22)           (90)        17,796
   Distribution systems. . . . . . . . . . .       251,882      61,482        (274)         3,092        316,182
   Program, service & test equipment . . . .        28,120       7,622      (1,859)          (124)        33,759
   Microwave equipment . . . . . . . . . . .         2,443         310           -            208          2,961
   Furniture and fixtures. . . . . . . . . .         7,696       1,580        (232)            55          9,099
   Vehicles. . . . . . . . . . . . . . . . .        10,610       2,963        (213)          (184)        13,176
   Leasehold improvements. . . . . . . . . .        14,499       3,601        (120)           (56)        17,924
                                                 ---------    --------     -------        -------       --------
                                                  $430,242    $102,083     $(4,504)       $ 4,425       $532,246
                                                 ---------    --------     -------        -------       --------
                                                 ---------    --------     -------        -------       --------

For the Year Ended December 31, 1992 (1)
   Converters. . . . . . . . . . . . . . . .      $ 79,467     $16,793     $  (744)       $ 5,734       $101,250
   Headends. . . . . . . . . . . . . . . . .        10,101       3,199          (1)           443         13,742
   Distribution systems. . . . . . . . . . .       188,342      50,139        (201)        13,602        251,882
   Program, service & test equipment . . . .        23,633       6,425      (2,338)           400         28,120
   Microwave equipment . . . . . . . . . . .         2,069         329           -             45          2,443
   Furniture and fixtures. . . . . . . . . .         6,290       1,525        (316)           197          7,696
   Vehicles. . . . . . . . . . . . . . . . .         7,533       2,364        (158)           871         10,610
   Leasehold improvements. . . . . . . . . .        10,755       3,003        (163)           904         14,499
                                                 ---------    --------     -------        -------       --------
                                                  $328,190     $83,777     $(3,921)       $22,196       $430,242
                                                 ---------    --------     -------        -------       --------
                                                 ---------    --------     -------        -------       --------

(1)  Reflects the deconsolidation of A-R Cable, effective January 1, 1992.
(2) Includes accumulated depreciation on plant and equipment purchased through acquisitions of other companies and, in 1993, includes the effects of adjustments made to reflect the provisions of SFAS 109 (see Note 1 of Notes to Consolidated Financial Statements).


                                                                     (continued)


                                      (90)

                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE VI
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)

                                                                                     OTHER
                                             BALANCE AT                            CHANGES-    BALANCE AT
                                             BEGINNING     ADDITIONS               (DEDUCT)      END OF
        CLASSIFICATION                       OF PERIOD      AT COST   RETIREMENTS   ADD (1)      PERIOD
         -------------                      -----------    ---------  -----------  ---------   ----------
For the Year Ended December 31, 1991
   Converters. . . . . . . . . . . . . . . . .  $ 81,169    $18,339     $(1,262)     $   -      $ 98,246
   Headends. . . . . . . . . . . . . . . . . .    12,735      4,600         (23)         -        17,312
   Distribution systems. . . . . . . . . . . .   168,370     51,838         (45)         -       220,163
   Program, service & test equipment . . . . .    21,331      5,942        (515)         -        26,758
   Microwave equipment . . . . . . . . . . . .     2,545        504           -          -         3,049
   Furniture and fixtures. . . . . . . . . . .     5,330      1,571          (7)         -         6,894
   Vehicles. . . . . . . . . . . . . . . . . .     7,944      3,085        (177)         -        10,852
   Leasehold improvements. . . . . . . . . . .     9,095      2,649         (34)         -        11,710
                                               ---------   --------    --------     ------      --------
                                                $308,519    $88,528     $(2,063)     $          $394,984
                                               ---------   --------    --------     ------      --------
                                               ---------   --------    --------     ------      --------


                                      (91)

                         CABLEVISION SYSTEMS CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                          Balance at
                                           Beginning   Charged to Costs      Charged to    Deductions-      Balance at
                                          of Period      and Expenses     Other Accounts   Write-Offs     End of Period
                                          ----------   ----------------   --------------   -----------    -------------
Year Ended December 31, 1993
- ----------------------------
  Allowance for doubtful accounts. . . .   $3,232           $9,138            $    -        $(7,315)         $5,055
                                           ------           ------            ------        -------          ------
                                           ------           ------            ------        -------          ------
Year Ended December 31, 1992
- ----------------------------

  Allowance for doubtful accounts. . . .   $1,965  (1)      $5,654            $1,972        $(6,359)         $3,232
                                           ------           ------            ------        -------          ------
                                           ------           ------            ------        -------          ------
Year Ended December 31, 1991
- ----------------------------

  Allowance for doubtful accounts. . . .   $2,585           $5,713            $    -        $(6,039)         $2,259
                                           ------           ------            ------        -------          ------
                                           ------           ------            ------        -------          ------

(1) Balance reflects the deconsolidation of the Company's A-R Cable subsidiary, effective January 1, 1992.


                                      (92)

                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (Dollars in thousands)

                                                             CHARGED TO COSTS AND EXPENSES
                                                  ----------------------------------------------------
                                                     YEAR               YEAR               YEAR
                                                     ENDED              ENDED              ENDED
                                                  DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                      1993               1992               1991
                                                  -------------      --------------     --------------
Maintenance and repairs. . . . . . . . . . . .      $  8,168            $  8,236           $  9,871
                                                    --------            --------          ---------
                                                    --------            --------          ---------

Taxes, other than payroll and income taxes:
  Franchise fees . . . . . . . . . . . . . . .      $ 24,488            $ 20,168           $ 19,634
  Real estate and personal property taxes. . .         6,865               6,004              6,534
                                                    --------            --------          ---------

                                                    $ 31,353            $ 26,172           $ 26,168
                                                    --------            --------          ---------
                                                    --------            --------          ---------

Advertising. . . . . . . . . . . . . . . . . .      $  3,475            $  1,489          $   2,380
                                                    --------            --------          ---------
                                                    --------            --------          ---------

Amortization of Intangible Assets:
  Subscriber lists . . . . . . . . . . . . . .      $ 37,879            $ 29,798           $ 36,442
  Franchises . . . . . . . . . . . . . . . . .        32,680              27,069             48,438
  Broadcast, production and program rights . .            52               1,521              5,183
  Other. . . . . . . . . . . . . . . . . . . .        22,210              26,373             36,735
                                                    --------            --------          ---------
                                                    $ 92,821            $ 84,761           $126,798
                                                    --------            --------          ---------
                                                    --------            --------          ---------

Depreciation . . . . . . . . . . . . . . . . .      $102,083            $ 83,777          $  88,528
                                                    --------            --------          ---------
                                                    --------            --------          ---------


                                      (93)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
                          (a wholly-owned subsidiary of
                        Cablevision Systems Corporation)

                        Consolidated Financial Statements

                           December 31, 1993 and 1992

                   (With Independent Auditors' Report Thereon)


                                      (94)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
A-R Cable Services, Inc.

We have audited the accompanying consolidated balance sheets of A-R Cable Services, Inc. (a wholly-owned subsidiary of Cablevision Systems Corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-R Cable Services, Inc. and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

As described in Note 7 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a prospective basis in 1993.

                                        /s/ KPMG PEAT MARWICK
                                        ------------------------
                                            KPMG PEAT MARWICK

Jericho, New York
March 4, 1994


                                      (95)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                                 (in thousands)



                                                                 1993      1992
                                                             --------  --------
    ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . .   $    398  $    517

Accounts receivable trade (less allowance for doubtful
  accounts of $260 and $204) . . . . . . . . . . . . . . .      1,369     1,393

Notes and other receivables. . . . . . . . . . . . . . . .      1,524     1,061

Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        647       615

Property, plant and equipment, net . . . . . . . . . . . .     99,109    89,019

Subscriber lists, net of accumulated amortization of
  $46,080 and $25,344. . . . . . . . . . . . . . . . . . .     14,720    14,784

Franchises, net of accumulated amortization of
  $194,320 and $106,875. . . . . . . . . . . . . . . . . .     45,880    51,657

Excess costs over fair value of net assets acquired, net of
  accumulated amortization of $52,077 and $43,474. . . . .    120,439   129,042

Deferred financing and other costs, net of accumulated
  amortization of $4,665 and $3,513. . . . . . . . . . . .      4,262     6,023
                                                             --------  --------
                                                             $288,348  $294,111
                                                             --------  --------
                                                             --------  --------


                            See accompanying notes to
                       consolidated financial statements.


                                      (96)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                                 (in thousands)

                                                                 1993      1992
                                                            ---------  --------
    LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Accounts payable . . . . . . . . . . . . . . . . . . . . .  $  14,566  $  9,268
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . .      1,754       647
  Payroll and related benefits . . . . . . . . . . . . . .      1,956     1,379
  Franchise fees . . . . . . . . . . . . . . . . . . . . .      1,556     1,433
  Insurance. . . . . . . . . . . . . . . . . . . . . . . .        989     1,139
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      6,673     4,530
Amounts payable to affiliates, net . . . . . . . . . . . .        602       794
Due to parent. . . . . . . . . . . . . . . . . . . . . . .      7,191     2,899
Senior term loan . . . . . . . . . . . . . . . . . . . . .    397,500   375,361
Subordinated notes payable . . . . . . . . . . . . . . . .          -    28,793
Capital lease obligations. . . . . . . . . . . . . . . . .        232       531
Subscriber deposits. . . . . . . . . . . . . . . . . . . .        873       950
Deferred income taxes. . . . . . . . . . . . . . . . . . .     20,127         -
                                                            --------- ---------
  Total liabilities. . . . . . . . . . . . . . . . . . . .    454,019   427,724
                                                            --------- ---------

Commitments and contingencies

Preferred Stock - Series A . . . . . . . . . . . . . . . .    141,578   118,066
                                                            --------- ---------
Preferred Stock - Series B . . . . . . . . . . . . . . . .     54,502    48,504
                                                            --------- ---------

Stockholder's deficiency:
  Common stock $.50 par value, 20,000 shares
    authorized, 19,000 shares issued and
    outstanding. . . . . . . . . . . . . . . . . . . . . .      9,500     9,500
  Paid-in capital. . . . . . . . . . . . . . . . . . . . .     41,350    40,500
  Accumulated deficit. . . . . . . . . . . . . . . . . . .   (412,601) (350,183)
                                                            --------- ---------

    Total stockholder's deficiency . . . . . . . . . . . .   (361,751) (300,183)
                                                            --------- ---------
                                                            $ 288,348 $ 294,111
                                                            --------- ---------
                                                            --------- ---------

                             See accompanying notes
                      to consolidated financial statements.


                                      (97)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (in thousands)

                                                                 1993      1992      1991
                                                                 ----      ----      ----
Net revenues . . . . . . . . . . . . . . . . . . . . . . .   $108,711  $105,629  $100,159
                                                             --------  --------  --------
Operating expenses:
  Technical expenses (including affiliate amounts of
    $2,787, $2,690 and $3,127) . . . . . . . . . . . . . .     38,316    36,107    34,085
  Selling, general and administrative expenses (including
    affiliate amounts of $7,174, $5,102 and $1,813). . . .     24,664    19,860    16,957
  Depreciation and amortization. . . . . . . . . . . . . .     63,731    50,204    50,614
                                                             --------  --------  --------
                                                              126,711   106,171   101,656
                                                             --------  --------  --------

      Operating loss . . . . . . . . . . . . . . . . . . .    (18,000)     (542)   (1,497)

Other income (expense):
  Interest expense, net (including affiliate amount of
    $244 in 1993). . . . . . . . . . . . . . . . . . . . .    (27,894)  (44,326)  (69,414)
  Loss on retirement of debt . . . . . . . . . . . . . . .       (390)   (2,435)        -
  Gain on retirement of 1987 Cumulative Preferred
    Stock. . . . . . . . . . . . . . . . . . . . . . . . .          -    33,509         -
  Miscellaneous, net . . . . . . . . . . . . . . . . . . .       (792)   (2,051)     (595)
  Tax settlement . . . . . . . . . . . . . . . . . . . . .          -         -    (1,757)
                                                             --------  --------  --------

Net loss before income tax benefit . . . . . . . . . . . .    (47,076)  (15,845)  (73,263)

Income tax benefit . . . . . . . . . . . . . . . . . . . .     14,168         -         -
                                                             --------  --------  --------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . .    (32,908)  (15,845)  (73,263)
                                                             --------  --------  --------

Dividend requirements applicable to:
  1987 Cumulative Preferred Stock. . . . . . . . . . . . .          -    (1,415)   (3,579)
  Series A Preferred Stock . . . . . . . . . . . . . . . .    (23,512)  (13,066)        -
  Series B Preferred Stock . . . . . . . . . . . . . . . .     (5,998)   (3,504)         -
                                                             --------  --------  --------
                                                              (29,510)  (17,985)   (3,579)
                                                             --------  --------  --------

Net loss applicable to common stockholder. . . . . . . . .   $(62,418) $(33,830) $(76,842)
                                                             --------  --------  --------
                                                             --------  --------  --------


                             See accompanying notes
                      to consolidated financial statements.


                                      (98)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (in thousands)


                                               Common Stock
                                            ------------------     Paid-In   Accumulated
                                            Shares      Amount     Capital    Deficit      Total
                                            ------      ------     -------   ---------     -----
Balance December 31, 1990. . . . . . .      19,000      $9,500     $40,500   $(239,511)  $(189,511)

  Preferred dividend requirement . . .           -           -           -      (3,579)     (3,579)
  Net loss . . . . . . . . . . . . . .           -           -           -     (73,263)    (73,263)
                                           -------      ------     -------   ---------   ---------
Balance December 31, 1991. . . . . . .      19,000       9,500      40,500    (316,353)   (266,353)

  Preferred dividend requirements. . .           -           -           -     (17,985)    (17,985)
  Net loss . . . . . . . . . . . . . .           -           -           -     (15,845)    (15,845)
                                           -------      ------     -------   ---------   ---------
Balance December 31, 1992. . . . . . .      19,000       9,500      40,500    (350,183)   (300,183)

  Preferred dividend requirements. . .           -           -           -     (29,510)    (29,510)
  Net loss . . . . . . . . . . . . . .           -           -           -     (32,908)    (32,908)
  Capital contributions. . . . . . . .           -           -         850           -         850
                                           -------      ------     -------   ---------   ---------
Balance December 31, 1993. . . . . . .      19,000      $9,500     $41,350   $(412,601)  $(361,751)
                                           -------      ------     -------   ---------   ---------
                                           -------      ------     -------   ---------   ---------


                             See accompanying notes
                      to consolidated financial statements.

                                      (99)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (in thousands)


                                                     1993      1992      1991
                                                     ----      ----      ----
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . $(32,908) $(15,845) $(73,263)
                                                   --------  --------  --------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Income tax benefit . . . . . . . . . . . . .  (14,168)        -         -
      Depreciation and amortization. . . . . . . .   63,731    50,204    50,614
      Amortization of deferred financing costs . .    1,577     1,487     1,259
      Amortization of original issue discount
        on subordinated notes payable. . . . . . .        -    16,911    33,661
      Loss on retirement of debt . . . . . . . . .      390     2,435         -
      Gain on retirement of cumulative preferred
        stock. . . . . . . . . . . . . . . . . . .        -   (33,509)        -
      (Gain) loss on sale of equipment . . . . . .     (104)      449        72
  Change in assets and liabilities:
      Decrease in accounts receivable trade. . . .       24       371       292
      Increase in notes and other receivables. . .     (463)     (238)     (310)
      Decrease (increase) in prepaid expenses. . .      (32)       60       (80)
      Increase in accounts payable . . . . . . . .    5,298     1,112     1,891
      Increase (decrease) in accrued liabilities .    3,800    (5,316)   (1,231)
      Decrease in subscriber deposits. . . . . . .      (77)      (69)     (103)
      Increase (decrease) in amounts payable to
        affiliates, net. . . . . . . . . . . . . .     (192)       73       180
      Increase in due to parent. . . . . . . . . .    4,292     2,034       715
                                                   --------  --------  --------
        Total adjustments. . . . . . . . . . . . .   64,076    36,004    86,960
                                                   --------  --------  --------

        Net cash provided by operating activities.   31,168    20,159    13,697
                                                   --------  --------  --------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . .  (25,220)  (10,724)  (10,111)
  Proceeds from sale of equipment. . . . . . . . .      242       137        19
                                                   --------  --------  --------
    Net cash used in investing activities. . . . . $(24,978) $(10,587) $(10,092)
                                                   --------  --------  --------


                             See accompanying notes
                      to consolidated financial statements.

                                      (100)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (in thousands)
                                   (continued)


                                                          1993         1992         1991
                                                          ----         ----         ----
Cash flows from financing activities:
  Repayment of capital lease obligations . . . . . . .  $   (299)   $    (451)    $   (348)
  Proceeds from senior debt. . . . . . . . . . . . . .    39,639       95,803       17,000
  Repayments of senior debt. . . . . . . . . . . . . .   (17,500)     (31,692)     (20,750)
  Redemption of subordinated notes payable . . . . . .   (28,793)    (219,861)           -
  Proceeds from issuance of Series A Preferred
    Stock. . . . . . . . . . . . . . . . . . . . . . .         -      105,000            -
  Proceeds from issuance of Series B Preferred
    Stock. . . . . . . . . . . . . . . . . . . . . . .         -       45,000            -
  Capital contributions. . . . . . . . . . . . . . . .       850            -            -
  Additions to deferred financing and other costs. . .      (206)      (3,611)        (232)
                                                        --------     --------     --------
    Net cash used in financing activities. . . . . . .    (6,309)      (9,812)      (4,330)
                                                        --------     --------     --------

Net decrease in cash and cash equivalents. . . . . . .      (119)        (240)        (725)

Cash and cash equivalents at beginning of year . . . .       517          757        1,482
                                                        --------     --------     --------

Cash and cash equivalents at end of year . . . . . . .  $    398     $    517     $    757
                                                        --------     --------     --------
                                                        --------     --------     --------


                             See accompanying notes
                      to consolidated financial statements.

                                      (101)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)


NOTE 1.  THE COMPANY

A-R Cable Services, Inc. ("A-R Cable" or the "Company") became a wholly-owned subsidiary of Cablevision Systems Corporation ("CSC") on January 4, 1988 in accordance with the terms of a merger agreement dated July 15, 1987.

NOTE 2.  1992 RESTRUCTURING

On May 11, 1992, the Company and CSC consummated a restructuring and refinancing transaction whereby the Company repurchased approximately $236,841 principal amount of Senior Subordinated Deferred Interest Notes (the "A-R Cable Notes"), representing approximately 86.9% principal amount of the A-R Cable Notes outstanding pursuant to the terms of a tender offer. In connection with the consummation of the tender offer, Warburg, Pincus Investors, L.P. ("Warburg Pincus") purchased a new Series A Preferred Stock of the Company for a cash investment of $105,000, and CSC purchased a new Series B Preferred Stock of the Company for a cash investment of $45,000. In addition, General Electric Capital Corporation ("GECC") provided the Company with an additional $70,000 under a secured revolving credit line. In connection with the investment by Warburg Pincus, the Company incurred costs of approximately $1,725.

In connection with Warburg Pincus' investment in the Company, upon the receipt of certain franchise approvals, Warburg Pincus will be permitted to elect three of the six members of the Company's board of directors, will have approval rights over certain major corporate decisions of the Company and will be entitled to 60% of the vote on all matters on which holders of capital stock are entitled to vote (other than the election of directors). CSC (through a wholly-owned subsidiary) continues to own the common stock, as well as the Series B Preferred Stock, and CSC continues to manage the Company under a management agreement that provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid annual amounts thereon at a rate of 10% per annum. The 3-1/2% fee is payable by the Company only after repayment in full of its senior debt and certain other obligations. Under certain circumstances, the fee is subject to reduction to 2-1/2% of gross receipts.

After May 11, 1997, either Warburg Pincus or CSC may irrevocably cause the sale of the Company, subject to certain conditions. In certain circumstances, Warburg Pincus may cause the sale of the Company prior to that date. If Warburg Pincus initiates the sale, CSC will have the right to purchase the Company through an appraisal procedure. CSC's purchase right may be forfeited in certain circumstances. Upon the sale of the

                                      (102)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)


Company, the net sales proceeds, after repayment of all outstanding indebtedness and other liabilities, will be used as follows: first, to repay Warburg Pincus' original $105,000 investment in the Series A Preferred Stock; second, to repay CSC's original investment of $45,000 in the Series B Preferred Stock; third, to repay the accumulated unpaid dividends on the Series A Preferred Stock (19% annual rate); fourth, to repay the accumulated unpaid dividends on the Series B Preferred Stock (12% annual rate); fifth, to pay CSC for all accrued and unpaid management fees together with accrued but unpaid interest thereon; sixth, pro rata 60% to the Series A Preferred Stockholders, 4% to the Series B Preferred Stockholders and 36% to the common stockholder(s).

Also in connection with the purchase of the A-R Cable Notes, the Company purchased from an affiliate, for nominal consideration, and retired its previously outstanding 1987 Cumulative Preferred Stock ("1987 Preferred Stock"). The affiliate had purchased the 1987 Preferred Stock from GECC. In connection with the purchase of the 1987 Preferred Stock, a transaction fee agreement between the Company and GECC was terminated and the Company's obligations thereunder were extinguished. The Company recognized a gain of $33,509 on its purchase of the 1987 Preferred Stock.

In October and November 1992, the Company repurchased approximately $6,900 principal amount of the A-R Cable Notes at an average price of $98.60 per $100 principal amount. The funds for such repurchase were obtained by additional borrowings under A-R Cable's secured revolving credit line. In connection with the purchase of A-R Cable Notes the Company incurred a loss of approximately $211.

On February 9, 1993, the Company redeemed all of its remaining outstanding A-R Cable Notes in the aggregate principal amount of $28,793 (plus accrued interest of $522) in accordance with the terms of the Indenture with respect to the A-R Cable Notes. In connection with this redemption the Company incurred a loss of approximately $390. The funds for such redemption were obtained from the proceeds of an additional $30,000 provided by GECC under the Company's secured revolving credit line.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

                                      (103)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

REVENUE RECOGNITION

The Company recognizes revenues as cable television services are provided to subscribers.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including construction materials, are recorded at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations.

Plant and equipment are being depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases.

DEFERRED FINANCING COSTS

Costs incurred in obtaining debt are deferred and amortized on the straight-line basis over the life of the related debt.

SUBSCRIBER LISTS, FRANCHISES, AND EXCESS COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

Subscriber lists are amortized on the straight-line basis over varying periods during which subscribers are expected to remain connected to the system (averaging approximately 8 years). Franchises are amortized on the straight-line basis over the average remaining term of the franchises (approximately 7 years). Excess costs over fair value of net assets acquired are being amortized over 20 years on the straight-line basis. The Company assesses the recoverability of such excess costs based upon undiscounted anticipated future cash flows of the businesses acquired.

INCOME TAXES

The Company is not a member of the CSC consolidated group for federal tax purposes and, accordingly, files its federal income tax return on behalf of itself and its consolidated subsidiaries and not as part of a CSC consolidated group.

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the liability method of accounting for deferred income taxes and

                                      (104)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)


permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability. Prior years' financial statements have not been restated to reflect the provisions of SFAS 109.

CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $25,030, $43,008 and $36,472 during the years ended December 31, 1993, 1992 and 1991, respectively. During 1993, 1992 and 1991 the Company's noncash investing and financing activities included capital lease obligations of $0, $65 and $259, respectively, incurred when the Company entered into leases for new equipment, and preferred stock dividend requirements of $29,510, $17,985 and $3,579, respectively.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items which are depreciated over the estimated useful lives shown below:

                                    December 31,   December 31,    Estimated
                                        1993           1992        Useful Lives
                                    ------------   ------------    ------------
 Distribution systems. . . . . . .    $178,469       $155,931      5-15 years
 Machinery and equipment . . . . .       5,532          4,617      5-7 years
 Furniture and fixtures. . . . . .       1,229          1,003      7 years
 Vehicles. . . . . . . . . . . . .       6,387          5,236      4 years
 Buildings . . . . . . . . . . . .       2,047          2,032      25 years
 Leasehold improvements. . . . . .       1,075            863      Life of lease
 Land. . . . . . . . . . . . . . .         920            852         -
                                    ----------     ----------
                                       195,659        170,534

 Less accumulated depreciation
   and amortization. . . . . . . .      96,550         81,515
                                    ----------     ----------
                                      $ 99,109       $ 89,019
                                    ----------     ----------
                                    ----------     ----------

At December 31, 1993 and 1992 property, plant and equipment include approximately $310, and $643, respectively, of net assets recorded under capital leases.

                                      (105)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)


NOTE 5.    DEBT

SENIOR TERM LOAN

The Company's outstanding borrowings under its senior term loan and revolving lines of credit (the "Senior Term Loan") with GECC amounted to $397,500 at December 31, 1993 and 1992, respectively. The facility consists of a $285,000 senior term loan, $95,000 in special funding advances and a $45,000 revolving line of credit; all of the loans are non-amortizing and mature on December 30, 1997. Aggregate undrawn funds available under the revolving line of credit at December 31, 1993 amounted to approximately $27,500 of which $400 was restricted.

Interest rates on the $397,500 of the Senior Term Loan, are at floating rates based on either GECC's LIBOR (as defined in the agreement) or Index Rate plus applicable percentages which vary depending upon certain prescribed financial ratios. Such floating rate approximated 6.8% at December 31, 1993. In addition, the Company entered into an interest rate cap agreement with a bank on a notional amount of $155,000 which limits the interest rate the Company will pay to 7.25% on the $155,000. The cap agreement terminates in May 1995. The Company is exposed to credit loss in the event of nonperformance by the other party to the cap agreement. However, the Company does not anticipate nonperformance by the counterparty.

Substantially all of the assets of the Company have been pledged to secure the borrowings under the Senior Term Loan agreement.

The Senior Term Loan agreement contains various restrictive covenants, among which are the maintenance of certain financial ratios, limitations regarding certain transactions by the Company, prohibitions against the transfer of funds to the parent company (except for reimbursement of certain expenses) and limitations on levels of permitted capital expenditures. The Company was in compliance with all of the covenants of its Senior Term Loan agreement at December 31, 1993.

SUBORDINATED NOTES PAYABLE

In January 1988, the Company issued $125,000 ($272,533 face amount) of the A-R Cable Notes due December 30, 1997. No interest was payable on the A-R Cable Notes until June 30, 1993 at which time interest at 16-3/4% per annum became payable. The original issue discount of $147,533 was being charged to operations over the period from January 1988 to December 1992. During 1992, the Company repurchased approximately $243,740 principal amount of the A-R Cable Notes
                                      (106)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

pursuant to the terms of a tender offer. In connection with the purchase of the A-R Cable Notes, the Company incurred a loss aggregating approximately $2,435.

On February 9, 1993, the Company redeemed all of its remaining outstanding A-R Cable Notes in the aggregate principal amount of $28,793 in accordance with the terms of the Indenture with respect to the A-R Cable Notes. The funds for such redemption were obtained from the proceeds of an additional $30,000 provided by GECC under the Company's secured revolving credit line.

CAPITAL LEASES

The Company's minimum future obligations under capital leases as of December 31, 1993 are approximately as follows:


  1994 . . . . . . . . . . . . . . . . . . . . . . . .    $   180
  1995 . . . . . . . . . . . . . . . . . . . . . . . .         65
  1996 . . . . . . . . . . . . . . . . . . . . . . . .         10
  1997 . . . . . . . . . . . . . . . . . . . . . . . .          -
  1998 . . . . . . . . . . . . . . . . . . . . . . . .          -
                                                           ------
     Total minimum lease payments. . . . . . . . . . .        255
  Less amount representing interest. . . . . . . . . .         23
                                                           ------

  Present value of net minimum lease payments under
     capital leases (including current maturities
     of $162). . . . . . . . . . . . . . . . . . . . .     $  232
                                                           ------
                                                           ------

NOTE 6.    PREFERRED STOCK

In January, 1988, the Company issued and GECC purchased 200,000 shares of the 1987 Preferred Stock for a purchase price of $100 per share. The 1987 Preferred Stock bore cumulative annual dividends of $12 per share payable quarterly. Dividends on or before January 4, 1993 were payable in additional shares of preferred stock at a rate of one share per $100. The 1987 Preferred Stock was mandatorily redeemable, at a redemption price of $100 per share.

In connection with the purchase of the A-R Cable Notes, the Company purchased from an affiliate, (which in 1992 had purchased the 1987 Preferred Stock from GECC) for nominal consideration, and retired the 1987 Preferred Stock. The Company recognized a gain of $33,509 on its purchase of the 1987 Preferred Stock.

                                      (107)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

In connection with the consummation of the tender offer, Warburg Pincus purchased a new Series A Preferred Stock of the Company for a cash investment of $105,000, and CSC purchased a new Series B Preferred Stock of the Company for a cash investment of $45,000. The Series A Preferred Stock is entitled to a 19% annual dividend. The Series B Preferred Stock is entitled to a 12% annual dividend. Dividends on the Series A and Series B Preferred Stock are not payable until the repayment in full of all outstanding indebtedness to GECC under the A-R Cable credit agreement.

NOTE 7.    INCOME TAXES

As a result of an Internal Revenue Service ("IRS") examination of the Company's predecessor's tax returns for the years 1981 to 1983, the Company accrued approximately $1,757 in 1991 representing amounts due for federal income taxes and interest thereon, in full settlement of that audit. The Company's tax returns for the years 1984 to 1989 have been examined by the IRS and certain issues related to the amortization of intangible assets are being appealed by the Company. Management believes that any settlement arising out of this examination will not have a material adverse effect on the financial position of the Company.

At December 31, 1993, the Company had a net operating loss carry forward for income tax purposes of approximately $206,752, which expires in the years 2003 to 2008. Due to the transaction on May 11, 1992, described in Note 2 above, the Company underwent an ownership change within the meaning of Internal Revenue Code Section 382. This would limit the amount of net operating loss carry forward from the period prior to the transaction which could be utilized to offset any taxable income in periods subsequent to the transaction. There is a pro rata allocation in the year that the ownership change occurs. Therefore, of the $206,752 of net operating loss carry forwards for tax purposes, $201,588 is restricted and $5,164 is currently available.

Usage of the $201,588 net operating loss carry forward is limited to a fixed annual amount, calculated using the Federal long-term tax-exempt rate times the value of the Company prior to the ownership change. This amount is increased in any year in which the Company recognizes any built in gain from the sale of assets owned prior to the ownership change. Based on this formula, none of the $201,588 restricted net operating loss carry forwards would currently be available to the Company.

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the liability method of accounting for deferred income taxes and

                                      (108)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability. Prior years' financial statements have not been restated to reflect the provisions of SFAS 109.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1993 are as follows:


                                                          Deferred Asset
                                                            (Liability)
                                                          ----------------
                  Depreciation and amortization              $ (39,294)
                  Benefit plans                                  1,111
                  Allowance for doubtful accounts                  118
                  Benefits of tax loss carry forwards           78,566
                  Other                                          1,055
                                                            ----------
                      Net deferred tax assets                   41,556
                  Valuation allowance                          (61,683)
                                                            ----------
                      Net deferred tax liabilities          $  (20,127)
                                                            ----------
                                                            ----------

The Company has provided a valuation allowance of $61,683 for deferred tax assets since realization of these assets was not assured due to the Company's history of operating losses. The amounts of deferred tax assets and corresponding valuation allowance increased by $11,590 during the year ended December 31, 1993, principally due to a provision for potential state tax benefits. Also, in connection with the acquisition of the Company by CSC in January 1988, the Company recorded certain fair value adjustments net of their tax effects. In accordance with SFAS 109, these assets have been adjusted to their remaining pre tax amounts. Accordingly, property, plant and equipment, franchises, and subscriber lists have been increased by $68, $26,611 and $7,616, respectively. Amortization of these amounts in 1993 resulted in the recognition of income tax benefits of $14,168.

NOTE 8.    AFFILIATE TRANSACTIONS

As a result of the restructuring described in Note 2, the Company entered into a management agreement with CSC whereby the Company continues to be managed by CSC in exchange for a management fee of 3-1/2% of gross receipts, as defined, and interest on unpaid annual amounts thereon at a rate of 10% per annum commencing
                                      (109)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

January 1, 1993. Such management fees amounted to $3,801 and $2,383 for 1993 and 1992, respectively. Interest on such management fees amounted to $244 for 1993.

The Company is also charged for cost reimbursement and an allocation of certain selling, general and administrative expenses by CSC. For the years ended December 31, 1993, 1992 and 1991 these cost reimbursements and expense allocations approximated $3,373, $2,719, and $1,813, respectively. In accordance with certain restrictive covenants contained in its Senior Term Loan agreement, the Company may not pay in excess of the amounts permitted relating to the allocation of selling, general and administrative expenses, subject to certain escalation provisions, of corporate overhead expenses charged by CSC in any fiscal year. At December 31, 1993 and 1992, the total balance due CSC for management fees, cost reimbursement and expenses amounted to $7,191 and $2,899, respectively.

CSC has interests in several companies engaged in providing cable television services and programming services to the cable television industry, including the Company. During 1993, 1992 and 1991, the Company was charged approximately $2,787, $2,690 and $3,127, respectively, by these companies for these services. The total amount due these companies at December 31, 1993 and 1992 was $602 and $794, respectively.

Cablevision Systems Services Corporation ("CSSC"), a company owned by CSC's chairman, Charles F. Dolan, entered into an agreement with a certain premium program service supplier allowing all cable systems managed by CSSC or CSC to offer that premium program service to their subscribers. The contract requires minimum annual payments escalating to approximately $13,399 in 1994. Each of the related cable systems offering this service, including the Company, pays its proportionate share of the minimum annual payment based on subscriber usage of the service. In 1993, 1992 and 1991, the Company was charged $949, $976 and $907, respectively, for such usage.

NOTE 9.    PENSION PLANS

Prior to 1993 the Company was a participant, with other affiliates, in a defined contribution pension plan (the "Pension Plan") covering substantially all of its employees. The Company contributed three percent of each eligible employee's annual compensation, as defined, and employees could voluntarily contribute up to ten percent of their annual compensation.

Effective January 1, 1993, the Board of Directors of CSC approved the adoption of an amended and restated Pension and 401(K) Savings Plan (the "Plan"), in part to permit

                                      (110)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

employees of CSC and its affiliates to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(K) of the Internal Revenue Code, and to introduce new investment options under the Plan. The Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan (the "Pension Plan") and an equivalent amount to the section 401(K) portion of the Plan (the "Savings Plan"). Employees may voluntarily contribute up to 15% of eligible compensation, subject to certain restrictions, to the Savings Plan, with an additional matching contribution by the Company of 1/4 of 1% for each 1% contributed by the employee, up to a maximum contribution by the Company of 1/2 of 1%. Employee contributions are fully vested as are employer base contributions to the Savings Plan. Employer contributions to the Pension Plan and matching contributions to the Savings Plan become vested in years three through seven. Total expense related to these plans for the years ended December 31, 1993, 1992 and 1991 was approximately $339, $234 and $235, respectively.

The Company does not provide any postretirement benefits to its employees.

NOTE 10.    OPERATING LEASES

The Company leases certain office, production, satellite transponder, and transmission facilities under terms of operating leases expiring at various dates through the year 2017. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1993, 1992 and 1991, was approximately $842, $910 and $952, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1993, 1992 and 1991 was approximately $1,507, $1,265 and $1,247, respectively.

The minimum future annual rentals for all operating leases, including pole rentals from January 1, 1994 through December 31, 1998, and thereafter, at rates now in force are approximately: 1994, $2,198; 1995, $2,188; 1996, $2,113; 1997,
$1,785; 1998, $1,555; thereafter, $213.

                                      (111)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 11.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL
            INSTRUMENTS

CASH AND CASH EQUIVALENTS, TRADE ACCOUNTS RECEIVABLE, NOTES AND OTHER RECEIVABLES, ACCOUNTS PAYABLE, ACCRUED LIABILITIES, ACCOUNTS PAYABLE TO AFFILIATES AND DUE TO PARENT

The carrying amount approximates fair value because of the short maturity of these instruments.

SENIOR TERM LOAN

The fair values of the Company's long-term debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

INTEREST RATE CAP AGREEMENT

The fair value of the interest rate cap agreement is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties. The carrying amount represents a deferred expense arising from the unrecognized financial instrument.

The fair value of the Company's financial instruments are summarized as follows:


                                                       December 31, 1993
                                                     ---------------------
                                                     Carrying    Estimated
                                                      Amount     Fair Value
                                                     --------    ----------
          Long term debt instruments:
            Senior term loans. . . . . . . . . .    $ 397,500     $ 397,500
                                                     --------     ---------
          Interest rate cap agreement
            In a net payable position. . . . . .    $     922     $       4
                                                    ---------     ---------
                                                    ---------     ---------


Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
                                      (112)

                                    SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1994.

                                          Cablevision Systems Corporation

                                          By:  /s/  William J. Bell
                                               -------------------------
                                          Name:     William J. Bell
                                          Title:    Vice Chairman

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis F. Randolph, Jr., Marc A. Lustgarten and
Robert S. Lemle, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


         Name                                       Title                                Date
         ----                                       -----                                ----
/s/  Charles F. Dolan
- -------------------------------        Chairman of the Board of Directors           March 29, 1994
     Charles F. Dolan                  and Chief Executive Officer
                                       (Principal Executive Officer)

/s/  Barry J. O'Leary
- -------------------------------        Senior Vice President-Finance and            March 29, 1994
     Barry J. O'Leary                  Treasurer (Principal Financial
                                       Officer)

/s/  Jerry Shaw
- -------------------------------        Vice President and Controller                March 29, 1994
     Jerry Shaw                        (Principal Accounting Officer)

                                      (113)


                                       SIGNATURES
                                       (continued)

/s/  William J. Bell
- -------------------------------        Vice Chairman and Director                   March 29, 1994
     William J. Bell


- -------------------------------        Vice Chairman and Director
     Marc A. Lustgarten

/s/  Francis F. Randolph, Jr.
- -------------------------------        Vice Chairman and Director                   March 29, 1994
     Francis F. Randolph, Jr.


/s/  Robert S. Lemle
- -------------------------------        Executive Vice President, General            March 29, 1994
     Robert S. Lemle                   Counsel, Secretary and Director

/s/  Daniel T. Sweeney
- -------------------------------        Senior Vice President and Director           March 29, 1994
     Daniel T. Sweeney


- -------------------------------        Vice President and Director
     James L. Dolan

/s/  Sheila A. Mahony
- -------------------------------        Vice President and Director                  March 29, 1994
     Sheila A. Mahony


- -------------------------------        Director and Chairman of the
     John Tatta                        Executive Committee


- -------------------------------        Director
     Patrick F. Dolan

/s/  Charles D. Ferris
- -------------------------------        Director                                     March 29, 1994
     Charles D. Ferris

/s/  Richard H. Hochman
- -------------------------------        Director                                     March 29, 1994
     Richard H. Hochman

/s/  Victor Oristano
- -------------------------------        Director                                     March 29, 1994
     Victor Oristano


- -------------------------------        Director
     A. Jerrold Perenchio


                                      (114)

                                 INDEX TO EXHIBITS

EXHIBIT                                                          PAGE
  NO.                      DESCRIPTION                            NO.
- -------                    -----------                           -----

3.1 --Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated January 17, 1986, File No. 33-1936 (the "S-1"))

3.1A --Amendment to Certificate of Incorporation and complete copy of amended and restated Certificate of Incorporation (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 10-K"))

3.1B   --Certificate of Designations for the Series E
       Redeemable Exchangeable Convertible Preferred Stock

3.1C   --Certificate of Designations for the Series F
       Redeemable Preferred Stock

3.2 --By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the S-1)

3.2A --Amendment to By-laws and complete copy of amended and restated By-laws (incorporated herein by reference to Exhibit 3.2 to the 1989 10-K)

3.2B --Amendment to By-laws and complete copy of amended and restated By-laws (incorporated herein by reference to Exhibit 3.2B to the Company's Annual
       Report on Form 10K for the fiscal year ended
       December 31, 1992 (the "1992 10-K").

4.1 --Indenture dated as of November 10, 1988 relating to the Registrant's $200,000,000 Senior Subordinated Debentures due October 15, 2003 (incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9046 (the "1988 10-K").

4.2 --Indenture dated as of April 1, 1992 relating to the Registrant's $275,000,000 10 3/4% Senior Subordinated
       Debentures due April 1, 2004 (incorporated herein by reference to Exhibit 4.2 to the 1992 10-K).

                            (115)

                                 INDEX TO EXHIBITS
                                   (continued)


EXHIBIT                                                          PAGE
  NO.                      DESCRIPTION                            NO.
- -------                    -----------                           ----

4.3 --Indenture dated as of February 15, 1993 relating to the Registrant's $200,000,000 9 7/8% Senior Subordinated Debentures due February 15, 2013 (incorporated herein by reference to Exhibit 4.3 to the 1992 10-K).

10.1     --Registration Rights Agreement between Cablevision
         Systems Company and the Registrant (incorporated herein by reference to Exhibit 10.1 of the S-1).

10.2     --Registration Rights Agreement between CSC
         Holdings Company and the Registrant (incorporated herein by reference to Exhibit 10.2 to the S-1)

10.4     --Form of Right of First Refusal Agreement between
         Dolan and the Registrant (incorporated herein by reference to Exhibit 10.4 to the S-1)

10.5     --Supplemental Benefit Plan of the Registrant
         (incorporated herein by reference to Exhibit 10.7
         to the S-1)

10.6     --Cablevision Money Purchase Pension Plan, and
         Trust Agreement dated as of December 1, 1983 between Cablevision Systems Development Company and
         Dolan and Tatta, as Trustees (incorporated herein by reference to Exhibit 10.8 to the S-1)

10.6A    --Amendment to the Cablevision Money Purchase
         Pension Plan adopted November 6, 1992 (incorporated herein by reference to Exhibit 10.6A to the 1992
         10-K).

10.7 --Employment Agreement between Charles F. Dolan and the Registrant dated January 27, 1986 (incorporate herein by reference to Exhibit 10.9 to the S-1)

10.8 --Amended and Restated Agreement dated as of June 1, 1983 between SportsChannel Associates and
         Cablevision Systems Holdings Company (incorporated herein by reference to Exhibit 10.11 to the S-1)

                                      (116)

                           INDEX TO EXHIBITS
                              (continued)


EXHIBIT                                                          PAGE
  NO.                    DESCRIPTION                              NO.
- -------                  -----------                             -----

10.9 --Assignment of Partnership Interest dated as of November 30, 1984 between Cablevision Systems
         Company, Cablevision Company and Cablevision of
         Boston Limited Partnership (incorporated herein by reference to Exhibit 10.15 to the S-1)

10.10    --Promissory Note of Cablevision of Chicago dated
         November 30, 1984 payable to Cablevision Company
         (incorporated herein by reference to Exhibit 10.16
         to the S-1)

10.11    --Promissory Note of Cablevision of Chicago dated
         August 11, 1989 payable to Cablevision Systems
         Corporation (incorporated herein by reference to Exhibit 10.16A to the 1989 10-K)

10.12 --Lease Agreement dated as of October 9, 1978 between Cablevision Systems Development Company and Industrial and Research Associates Co. and amendment dated June 21, 1985 between Industrial and Research Associates Co. and Cablevision Company (incorporated herein by reference to Exhibit 10.18 to the S-1)

10.13    --Lease Agreement dated May 1, 1982 between
         Industrial and Research Associates Co. and
         Cablevision Systems Development Company
         (incorporated herein by reference to Exhibit 10.19
         to the S-1)

10.14 --Agreement of Sublease dated as of July 9, 1982 between Cablevision Systems Development Company and
         Ontel Corporation (incorporated herein by reference to Exhibit 10.20 to the S-1)

10.15 --Agreement of Sublease dated as of June 21, 1985 between Grumman Data Systems Corporation and
         Cablevision Company (incorporated herein by reference to Exhibit 10.21 to the S-1)

10.16    --Agreement dated as of June 21, 1985 between
         Industrial and Research Associates Co., Grumman
         Data Systems Corporation and Cablevision Company
         (incorporated herein by reference to Exhibit 10.22
         to the S-1)
                                      (117)

                           INDEX TO EXHIBITS
                              (continued)


EXHIBIT                                                          PAGE
  NO.                    DESCRIPTION                              NO.
- ------                   -----------                             ----

10.17    --Lease Agreement dated as of June 21, 1985 between
         Industrial and Research Associates Co. and
         Cablevision Company (incorporated herein by reference to Exhibit 10.23 to the S-1)

10.18 --Lease Agreement dated as of February 1, 1985 between Cablevision Company and County of Nassau
         (incorporated herein by reference to Exhibit 10.24
         to the S-1)

10.19 --Lease Agreement dated as of January 1, 1981 between Cablevision Systems Development Company and Precision Dynamics Corporation and amendment dated January 15, 1985 between Cablevision Company and Nineteen New York Properties Limited Partnership (incorporated herein by reference to Exhibit 10.25 to the S-1)

10.20    --Option Certificate for 840,000 Shares Issued
         Pursuant to the 1986 Nonqualified Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10.29 to the S-1)

10.21    --Stock Purchase Agreement dated as of February 17,
         1989 among the Registrant, Viacom, Inc. and Arsenal
         Holdings II, Inc. (incorporated herein by reference to Exhibit 10.29 to the 1988 10-K)

10.23 --Acquisition Agreement, dated as of April 20, 1989, among Rainbow Programming Holdings, Inc., Rainbow Program Enterprises and SportsChannel America Holding Corporation, and National Broadcasting Company, Inc. and NBC Cable Holding, Inc. (incorporated herein by reference to Exhibit
         2.1 to the Registrant's Report on Form 8-K under the Securities Exchange Act of 1934 dated April 20,
         1989) (the "April 1989 8-K"))

10.24 --Investment Agreement, dated as of April 20, 1989, among Rainbow Programming Holdings, Inc., CNBC Holding Corporation, National Broadcasting Company, Inc. and CNBC, Inc. (incorporated herein by reference to Exhibit 2.2 to the April 1989 8-K)

                                      (118)

                            INDEX TO EXHIBITS
                              (continued)


EXHIBIT                                                          PAGE
   NO.                   DESCRIPTION                              NO.
- ----------               -----------                             ----

10.25    --New Ventures Agreement, dated as of April 20,
         1989, among the Registrant and certain of its subsidiaries, and National Broadcasting Company,
         Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 2.3 to the April
         1989 8-K)

10.26 --Olympics Agreement, dated as of April 20, 1989, between Rainbow Programming Holdings, Inc.,
         National Broadcasting Company, Inc. and Rainbow NBC
         Olympics Company (incorporated herein by reference to Exhibit 2.5 to the April 1989 8-K)

10.27 --Agreement for Asset Trade, dated as of August 25, 1989 among CSC Acquisition Corporation, Times Mirror Cable Television of Long Island, Inc. and Time Mirror Cable Television of Haverhill, Inc. (incorporated herein by reference to Exhibit 10.40 to the 1990 10-K)

10.29 --Letter Agreement dated as of December 19, 1991 among U.S. Cable Television Group, L.P., V Cable,
         Inc. and General Electric Capital Corporation
         (incorporated herein by reference to Exhibit 2(a) to the January 1992 8-K).

10.30 --Letter Agreement dated as of December 19, 1991 among General Electric Capital Corporation, the
         Registrant and V Cable, Inc. (incorporated herein by reference to Exhibit 2(b) to the January 1992
         8-K).

10.31 --Amendment dated February 12, 1992 to Letter Agreement dated as of December 19, 1991 among General Electric Capital Corporation, the Registrant and V Cable, Inc. (incorporated herein by reference to Exhibit 2(b) to the March 1992 Form
         8).

10.32 --Purchase and Reorganization Agreement dated as of December 20, 1991 between the Registrant and
         Charles F. Dolan (incorporated herein by reference to Exhibit 2(c) to the January 1992 8-K).

                                      (119)

                            INDEX TO EXHIBITS
                              (continued)


EXHIBIT                                                          PAGE
   NO.                   DESCRIPTION                              NO.
- -------                  -----------                             -----

10.33    --Amendment No. 1 dated as of March 28, 1992 to
         Purchase and Reorganization Agreement dated as of December 20, 1991 between the Registrant and
         Charles F. Dolan (incorporated herein by reference to Exhibit 2(g) to the March 1992 Form 8).

10.34 --Letter Agreement dated February 12, 1992, among the Registrant, A-R Cable Services, Inc. and Warburg Pincus Investors, L.P. (incorporated herein by reference to Exhibit 28(a) to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 dated February 21, 1992 (the "February 1992 8-K")).

10.35 --Letter Agreement dated February 12, 1992 among the Registrant, A-R Cable Services, Inc. and
         General Electric Capital Corporation (incorporated herein by reference to Exhibit 28(b) to the February 1992 8-K).

10.36 --Letter Agreement dated February 12, 1992 among the Registrant and A-R Cable Services, Inc.
         (incorporated herein by reference to Exhibit 28(b) to the February 1992 8-K).

10.37 --Non-Competition Agreement, dated as of December 31, 1992, among V Cable, Inc., VC Holding,
         Inc. and the Registrant, for the benefit of V Cable, Inc., VC Holding, Inc. and General
         Electric Capital Corporation (incorporated herein by reference to Exhibit 10.37 to the 1992 10-K).

10.38 --Non-Competition Agreement, dated as of December 31, 1992, between U.S. Cable Television
         Group, L.P. and the Registrant, for the benefit of U.S. Cable Television Group, L.P. and General
         Electric Capital Corporation (incorporated herein by reference to Exhibit 10.38 to the 1992 10-K).

10.39    --CSC Nonrecourse Guaranty and Pledge Agreement,
         dated as of December 31, 1992, between the
         Registrant and General Electric Capital
         Corporation, as Agent for the Lenders (incorporated
         herein by reference to Exhibit 10.39 to the 1992
         10-K).
                                      (120)

                            INDEX TO EXHIBITS
                              (continued)


EXHIBIT                                                         PAGE
  NO.                     DESCRIPTION                            NO.
- -------                   -----------                           -----

10.40    --U.S. Cable Investment Agreement, dated as of
         June 30, 1992, among V Cable, Inc., V Cable GP, Inc., U.S. Cable Television Group, L.P. and U.S. Cable Partners (incorporated herein by reference to Exhibit 10.40 to the 1992 10-K).

10.41    --Newco Investment Agreement, dated as of
         December 31, 1992, among VC Holding, Inc., V Cable,
         Inc. and U.S. Cable Television Group (incorporated herein by reference to Exhibit 10.41 to the 1992
         10-K).

10.42    --Senior Loan Agreement, dated as of December 31,
         1992, among V Cable, Inc., the Lenders named therein and General Electric Capital Corporation, as Agent for the Lenders and as Lender
         (incorporated herein by reference to Exhibit 10.42 to the 1992 10-K).

10.43 --Senior Loan Agreement, dated as of December 31, 1992, among U.S. Cable Television Group, L.P., the Lenders named therein and General Electric Capital Corporation, as Agent for the Lenders and as Lender (incorporated herein by reference to Exhibit 10.43 to the 1992 10-K).

10.44 --Third Amended and Restated Credit Agreement dated as of June 24, 1992 (the "Third Amended and Restated Credit Agreement") among the Registrant, the Restricted Subsidiaries (as defined therein), the banks which are parties thereto and Toronto Dominion (Texas), Inc. as Agent and Bank of Montreal, Chicago Branch, The Bank of New York, The Bank of Nova Scotia, and The Canadian Imperial Bank of Commerce, as Co-Agents (incorporated herein by reference to Exhibit 10.44 to the 1992
         10-K).

10.44A   --Amendment No. 1, dated as of August 4, 1992, to
         Third Amended and Restated Credit Agreement
         (incorporated herein by reference to Exhibit 10.44A to the 1992 10-K).

10.44B --Amendment No. 2 and waiver, dated as of November 8, 1993 to the Third Amended and Restated
         Credit Agreement.

                                      (121)

                            INDEX TO EXHIBITS
                              (continued)


EXHIBIT                                                          PAGE
  NO.                     DESCRIPTION                            NO.
- -------                   -----------                            -----

10.44C   --Amendment No. 3 and waivers, dated as of March
         __, 1994 to the Third Amended and Restated Credit
         Agreement.

10.46    --Cablevision Systems Corporation Amended and
         Restated Employee Stock Plan (incorporated herein by reference to Exhibit 10.46 to the 1992 10-K).

10.47    --Cablevision Systems Corporation 401(K) Savings
         Plan (incorporated herein by reference to Exhibit
         10.47 to the 1992 10-K).

10.49 --Fourth Amended and Restated Credit Agreement, dated as of June 18, 1993, among Cablevision of New York City - Phase I L.P., Cablevision Systems New York City Corporation, Cablevision of New York City- Master L.P., each of the Banks signatory thereto, The Chase Manhattan Bank (National Associates) as Agent and The First National Bank of Chicago and CIBC, Inc. each as Co-Agent.

10.50 --Asset Purchase Agreement, dated as of July 23, 1993, by and between Cablevision of Cleveland, L.P. and North Coast Cable Limited Partnership (incorporated herein by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993).

10.51 --Master Agreement, dated as of October 26, 1993, between Cablevision MFR, Inc., Monmouth Cablevision Associates, Framingham Cablevision Associates and Riverview Cablevision Associates, L.P. (incorporated herein by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (the "September 1993 10-Q").

10.52 --Asset Purchase Agreement, dated as of October 26, 1993, between Monmouth Cablevision Associates and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.52 to the September 1993 10-Q).

                                      (122)

                            INDEX TO EXHIBITS
                              (continued)


EXHIBIT                                                         PAGE
  NO.                    DESCRIPTION                            NO.
- -------                  -----------                            -----

10.53 --Asset Purchase Agreement, dated as of October 26, 1993, between Framingham Cablevision Associates, Limited Partnership and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.53 to the September 1993 10-Q).

10.54 --Asset Purchase Agreement, dated as of October 26, 1993 between Riverview Cablevision Associates, L.P. and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.54 to the September 1993 10-Q).

10.55    --Asset Purchase Agreement among A-R Cable
         Partners, Nashoba Communications Limited
         Partnership, Nashoba Communications Limited
         Partnership No. 7 and Nashoba Communications of
         Belmont Limited Partnership dated as of November 5,
         1993 (incorporated herein by reference to Exhibit
         10.55 to the September 1993 10-Q).

10.56    --Preferred Stock Purchase Agreement, dated as of
         March 30, 1994, by and among the Company and Toronto Dominion Investments, Inc.

10.57    --Registration Rights Agreement, dated as of March
         30, 1994, by and among the Company and Toronto
         Dominion Investments, Inc.

22       --Subsidiaries of the Registrant

23.1     --Consent of Independent Auditors

28.1 --Form of Guarantee and Indemnification Agreement among Dolan, the Registrant and directors and officers of the Registrant (incorporated herein by reference to Exhibit 28 to the S-1)

                                      (123)