Form 10-K/A
period 1993-12-31
CABLEVISION SYSTEMS CORP
filed 1994-04-12
CIK 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
(Mark One)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1993
                                               -----------------
                                       OR
- -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from _________ to _________.

                         Commission File Number: 1-9046
                                                 ------


                         Cablevision Systems Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      11-2776686
- ------------------------------------                   ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                   11797
- ---------------------------------------                ------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (516) 364-8450
                                                       --------------

Securities registered pursuant to Section 12(b) of
 the Act:
         Title of each class:                          Class A Common Stock
         Name of each exchange on which registered:    American Stock Exchange
Securities registered pursuant to Section 12(g) of     None
 the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No
                                           -----       -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       X
                                 -----

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 1994.

                                             Cablevision Systems Corporation

                                             By:         *
                                                -----------------------
                                             Name:  William J. Bell
                                             Title: Vice Chairman

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on April 11, 1994.

          Name                                    Title
          ----                                    -----

            *                      Chairman of the Board of Directors
- ----------------------------       and Chief Executive Officer
    Charles F. Dolan               (Principal Executive Officer)

            *                      Senior Vice President-Finance and
- ----------------------------       Treasurer (Principal Financial
    Barry J. O'Leary               Officer)

            *                      Vice President and Controller
- ----------------------------       (Principal Accounting Officer)
    Jerry Shaw

                                       (2)

                                   SIGNATURES
                                   (continued)


            *                      Vice Chairman and Director
- ----------------------------
    William J. Bell


- ----------------------------       Vice Chairman and Director
    Marc A. Lustgarten


            *                      Vice Chairman and Director
- ----------------------------
    Francis F. Randolph, Jr.


/s/ Robert S. Lemle                Executive Vice President, General
- ----------------------------       Counsel, Secretary and Director
    Robert S. Lemle


            *                      Senior Vice President and Director
- ---------------------------
    Daniel T. Sweeney


- ---------------------------        Vice President and Director
    James L. Dolan


            *                      Vice President and Director
- ---------------------------
    Sheila A. Mahony


- ---------------------------        Director and Chairman of the
    John Tatta                     Executive Committee


- ---------------------------        Director
    Patrick F. Dolan


            *                      Director
- ---------------------------
    Charles D. Ferris


            *                      Director
- ---------------------------
    Richard H. Hochman


            *                      Director
- ---------------------------
    Victor Oristano


- ---------------------------        Director
    A. Jerrold Perenchio


*By: /s/ Robert S. Lemle           Attorney-in-Fact
     ----------------------
         Robert S. Lemle

                                       (3)

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

                             (4)

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

                                       (5)

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

10.16    --Agreement dated as of June 21, 1985 between
         Industrial and Research Associates Co., Grumman
         Data Systems Corporation and Cablevision Company
         (incorporated herein by reference to Exhibit 10.22
         to the S-1)
                                       (6)

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

                                       (7)

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

                                       (8)

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

10.39    --CSC Nonrecourse Guaranty and Pledge Agreement,
         dated as of December 31, 1992, between the
         Registrant and General Electric Capital
         Corporation, as Agent for the Lenders (incorporated
         herein by reference to Exhibit 10.39 to the 1992
         10-K).
                                       (9)

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

                                      (10)

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

                                      (11)

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

                                      (12)