Form 10-K/A
period 1993-12-31
CABLEVISION SYSTEMS CORP
filed 1994-04-29
CIK 784681

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                FORM 10-K/A





(Mark One)

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --------    EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       For the fiscal year ended December 31, 1993.

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --------    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ________ to ________.




                         Commission File Number: 1-9046





                       CABLEVISION SYSTEMS CORPORATION
             _____________________________________________

           (Exact name of registrant as specified in its charter)




           Delaware                                       11-2776686
_______________________________                       ___________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)




One Media Crossways, Woodbury, New York                       11797
________________________________________                ___________________
(Address of principal executive offices)                    (Zip Code)




Registrant's telephone number, including area code:       (516) 364-8450
                                                         -------------------




Securities registered pursuant to Section 12(b) of the Act:
            Title of each class:                         Class A Common Stock
            Name of each exchange on which registered:   American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / / No /




Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.




Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock
Exchange on March 28, 1994:   $554,603,787




Number of shares of common stock outstanding as of March 28, 1994:
                           Class A Common Stock - 10,892,922
                           Class B Common Stock - 12,411,532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                     AMENDMENT TO APPLICATION OR REPORT
              FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934




                       CABLEVISION SYSTEMS CORPORATION





                             AMENDMENT NO. 2




     The undersigned registrant hereby amends the following items, finanical statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:





     Item 10.-    Directors and Executive Officers of the Registrant.




     Item 11.-    Executive Compensation.




     Item 12.-    Security Ownership of Certain Beneficial Owners and
                  Management.




     Item 13.-    Certain Relationships and Related Transactions.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              BOARD OF DIRECTORS

    The Board of Directors of the Company met or acted by written consent in lieu of meeting ten times in 1993 and presently consists of 14 members, 9 of whom are officers of the Company or its subsidiaries.

BOARD COMMITTEES

    The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee.


    The Executive Committee consists of Messrs. Tatta, Bell, Lustgarten, Lemle and James Dolan. The Executive Committee is authorized to exercise, between meetings of the Board of Directors, all the powers thereof except as limited by Delaware law and except for certain specified exceptions including authorization of contracts with officers or directors, significant acquisitions, investments or guarantees, entering new businesses, the approval of operating budgets or the issuance of capital stock. The Executive Committee met, or acted by written consent in lieu of meeting, three times in 1993.

    The Audit Committee of the Board of Directors consists of Messrs. Hochman and Oristano. The functions of the Audit Committee are to review and report to the Board of Directors with respect to selection and the terms of engagement of the Company's independent public accountants and to maintain communications among the Board of Directors, such independent public accountants and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of the Company's internal audit controls and related matters. The Audit Committee met, or acted by written consent in lieu of meeting, one time in 1993.



    The Compensation Committee (formerly the Stock Option Committee) consists of Messrs. Charles Dolan, Hochman and Tatta. The functions of the Compensation Committee are (i) to represent the Board in discharging its responsibilities with respect to the Company's employee stock plans and, in doing so, to administer such plans with regard to, among other things, the determination of eligibility of employees, the granting of stock and/or options, and the termination of such plans and (ii) to determine the appropriate levels of compensation, including salaries, bonuses, stock and option rights and retirement benefits for members of the Company's senior management, subject to the approval of the Board of Directors. The Compensation Committee met, or acted by written consent in lieu of meeting, four times in 1993.


COMPENSATION OF DIRECTORS

    Directors who are not employees are paid a fee of $20,000 per year for services rendered in that capacity and a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone. Members of the Audit Committee and members of the Compensation Committee who are not officers of the Company are paid a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone. Non-employee members of the Board of Directors who serve on the Cablevision Employee Benefit Plans Investment Committee, receive a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone. Mr. Tatta, a non-employee director, has a consulting agreement with the Company expiring in 1995 which provides for an annual consulting fee of $485,000, reimbursement of certain expenses and the continuation of certain life insurance and supplemental pension benefits provided to him when he was an employee. Mr. Tatta also received an additional payment of $425,000 for services rendered to the Company in 1993.

    The following table sets forth the directors and executive officers of the Company as of April 1, 1994.



          NAME              AGE                        POSITION
- ------------------------    ---    ------------------------------------------------
Charles F. Dolan            67     Chairman, Chief Executive Officer and Director
William J. Bell             54     Vice Chairman and Director
Marc A. Lustgarten          47     Vice Chairman and Director
Francis F. Randolph, Jr.    66     Vice Chairman and Director
Robert S. Lemle             41     Executive Vice President, General Counsel,
                                    Secretary and Director
Barry J. O'Leary            50     Senior Vice President, Finance and Treasurer
Daniel T. Sweeney           64     Senior Vice President and Director
Sheila A. Mahony            52     Vice President and Director
Jerry Shaw                  47     Vice President and Controller
James L. Dolan              38     Director and Chief Executive Officer of Rainbow
                                    Programming Holdings, Inc.
Patrick F. Dolan            42     Director and News Director of News 12 Long
                                    Island
John Tatta                  73     Chairman of the Executive Committee and Director
Charles D. Ferris           60     Director
Richard H. Hochman          48     Director
Victor Oristano             77     Director
A. Jerrold Perenchio        63     Director


    All directors hold office until the annual meeting of stockholders of the Company next following their election and until their successors are elected and qualified. All executive officers are elected to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

    Information with respect to the business experience and affiliations of the directors and executive officers of the Company is set forth below.

    Charles F. Dolan -- Chairman, Chief Executive Officer and director of the Company since 1985. Founded and acted as the General Partner of the Company's predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. General Partner of Cablevision of Chicago, Cablevision of Boston and Cablevision of Brookline Limited Partnership.

    William J. Bell -- Vice Chairman and director of the Company since 1985. Joined the Company's predecessor in 1979. Former Assistant Treasurer of General Instrument Corporation, the parent company of the Jerrold Electronics Division, where he managed a finance subsidiary dedicated to cable television from 1976 to 1979.

    Marc A. Lustgarten -- Vice Chairman of the Company since 1989. Director of the Company since 1985. Executive Vice President of the Company from 1985 to 1989. Affiliated with the Office of the Corporation Counsel for The City of New York prior to joining the Company's predecessor in 1975.

    Francis F. Randolph, Jr. -- Vice Chairman and director of the Company since 1985. Partner in the law firm of Cravath, Swaine & Moore, New York, New York, from 1963 to 1981, when he joined the Company's predecessor.

    Robert S. Lemle -- Director of the Company since 1988. Executive Vice President, General Counsel and Secretary since February 9, 1994. Senior Vice President, General Counsel and Secretary of the Company from

1986 to February 9, 1994 and Vice President, General Counsel and Secretary of the Company from 1985 to 1986. Associated with the law firm of Cravath, Swaine & Moore, New York, New York, from 1978 to 1982, when he joined the Company's predecessor.

    Barry J. O'Leary -- Senior Vice President of the Company since 1986, Vice President of the Company from 1985 to 1986 and Treasurer of the Company since 1985. Joined the Company's predecessor in 1984. Formerly with The Toronto-Dominion Bank from 1967 to 1984, most recently as Vice President of its U.S.A. Division.

    Daniel T. Sweeney -- Senior Vice President and director of the Company since 1985. Vice President of the Company's predecessors since 1973. First Chief Operating Officer of Home Box Office.

    Sheila A. Mahony -- Vice President and director of the Company since 1988. Vice President of Government Relations and Public Affairs of the Company and its predecessors since 1980. Formerly Executive Director of the Carnegie Commission from 1977 to 1979. Prior to Ms. Mahony's position as Executive Director of The Cable Television Information Center of the Urban Institute from 1972 to 1977, she served as Assistant Corporation Counsel for the City of New York from 1967 to 1972.

    Jerry Shaw -- Vice  President and Controller of  the Company since 1986  and
Controller   of  the  Company  since  1985.  Formerly  with  Warner  Amex  Cable
Communications Inc. as Assistant Controller from 1983 to 1985.

    James L. Dolan -- Director of the Company since 1991 and Vice President of the Company from 1987 to 1993. Chief Executive Officer of Rainbow Programming Holdings, Inc. since 1992. Director of Advertising Sales from 1985 to 1992. Manager of Advertising Sales from 1983 to 1985. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan.

    Patrick F. Dolan  -- Director of  the Company since  1991. News Director  of
News 12 Long Island since 1991 and Special Projects Director of News 12 Long Island from 1986 to 1991. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan.

    John Tatta -- Director of the Company since 1985. Chairman of the Executive Committee of the Company since January 1, 1992. President of the Company from 1985 to 1991. Chief Operating Officer of the Company from 1985 to 1989 and of the Company's predecessors since 1973. Former Vice President of Manhattan Cable Television.

    Charles D. Ferris -- Director of the Company since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the FCC from October 1977 until April 1981. General Counsel to the Speaker of the United States House of Representatives during 1977. Chief Counsel for the United States Senate Majority and Chief Counsel to Senate Majority Leader from 1963 to 1977.

    Richard H. Hochman -- Director of the Company since 1986. Managing Director of PaineWebber Incorporated since 1990. Managing Director of Drexel Burnham Lambert, Incorporated from 1984 to 1990. In June, 1990, a petition under the Federal bankruptcy laws was filed by Drexel Burnham Lambert, Incorporated. From 1969 to 1984, Mr. Hochman was associated with E.F. Hutton & Company Inc., most recently as Senior Vice President from 1979 to 1984. Mr. Hochman is also a member of the Board of Directors of Alliance Entertainment Corporation.



    Victor Oristano --  Director of  the Company  since 1986.  Chairman of  Alda
Communications Corp., a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England. Mr. Oristano is also a member of the Board of Directors of People's Choice TV, Corp.


    A. Jerrold Perenchio -- Director of the Company since 1987. Chief Executive Officer of Univision Television Group from 1992 to present. General Partner, Chartwell Partners from 1983 to present. Co-owner Malibu Bay Company from 1989 to present. President and owner of Embassy Films Inc. and General Partner of Embassy Films Associates from 1984 to present. President of Clifton Way, Inc., Driving Miss Daisy Productions, Jerrold Investments, Inc. and Perenchio Pictures, Inc. Partner in the Blade Runner Partnership, the Zanuck Company and Ioki Partners.

ITEM 11 -- EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

    The following table shows, for the fiscal years ended December 31, 1993, 1992 and 1991, the cash compensation paid by the Company, and a summary of certain other compensation paid or accrued for such years, to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers who were serving as executive officers at the end of 1993 (as determined pursuant to the rules of Securities and Exchange Commission (the "SEC")) (the "named executive officers") for service in all capacities with the Company. No stock options, SARs, restricted shares or bonus award shares were granted to the named executive officers during 1993.



                                                                                   LONG TERM
                                                                              COMPENSATION AWARDS
                                                                            -----------------------
                                                    ANNUAL COMPENSATION      RESTRICTED
                                                   ----------------------   STOCK AWARDS   OPTIONS/      ALL OTHER
       NAME AND PRINCIPAL POSITION          YEAR   SALARY ($)   BONUS ($)      ($)(2)      SARS (#)   COMPENSATION ($)
- -----------------------------------------   ----   ----------   ---------   ------------   --------   ----------------
Charles Dolan                               1993      600,000     375,000             0           0         150,861(3)
Chairman, Chief Executive Officer           1992      600,000     400,000             0           0          30,000(4)
Director                                    1991      600,000     500,000             0           0          64,485(5)
James A. Kofalt                             1993      530,000     340,000             0           0          65,537(3)
Former President, Chief Operating Officer   1992      500,000     420,000       356,363     175,800          30,000(4)
and Director (1)                            1991      425,000     365,000             0           0          34,756(5)
William J. Bell                             1993      450,000     340,000             0           0         100,324(3)
Vice Chairman and Director                  1992      425,000     350,000       309,400     134,900          30,000(4)
                                            1991      400,000     350,000             0           0          34,877(5)
Marc A. Lustgarten                          1993      450,000     340,000             0           0          54,182(3)
Vice Chairman and Director                  1992      425,000     350,000       309,400     142,400          30,000(4)
                                            1991      400,000     330,000             0           0          32,967(5)
Robert S. Lemle                             1993      330,000     250,000             0           0          44,092(3)
Executive Vice President, General           1992      310,000     255,000       234,800     107,000          30,000(4)
Counsel, Secretary and Director             1991      290,000     240,000             0           0          35,767(5)

- ------------------------
(1) Mr. Kofalt resigned as a director and executive officer of the Company as of February 28, 1994. His compensation is included in the table, as required by SEC rules, because he was an executive officer of the Company on December 31, 1993.

(2) Grants reported under the Restricted Stock Awards column consist of bonus award shares granted under the Company's Amended and Restated Employee Stock Plan, which bonus award shares are payable, upon vesting, in cash or in shares of Class A Common Stock, at the election of the Compensation Committee. Amounts shown represent the aggregate market value as of the date of grant of the shares of Class A Common Stock specified in each grant of bonus award shares to the named executive officers during the years shown. The aggregate number and fair market value of all shares of Class A Common Stock represented by all grants of bonus award shares held by the named individuals on December 31, 1993 (all of which were unvested) are as follows:

                                                 NUMBER OF BONUS      VALUE ON
NAME                                             AWARD SHARES (#)   12/31/93 ($)
- ----------------------------------------------   ----------------   ------------
Charles Dolan.................................               0           --
James A. Kofalt...............................          19,950         1,354,106
William J. Bell...............................          18,250         1,238,719
Marc A. Lustgarten............................          18,250         1,238,719
Robert S. Lemle...............................          13,850           940,069

     No dividends are payable on bonus award shares unless and until such bonus award shares are actually paid in shares of Class A Common Stock.

(3) Represents the sum of (i) for each individual, $3,538 contributed by the Company on behalf of such individual under the Company's Money Purchase
     Pension Plan (the "Pension Plan"), (ii) for each individual, $22,925 credited to such individual on the books of the Company pursuant to the defined contribution portion of the Company's Supplemental Benefit Plan
     (the "Supplemental Plan"), (iii) for each individual, $3,538 contributed by the Company on behalf of such individual as a basic company contribution under the Company's 401(k) Plan, (iv) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company's 401(k) Plan: Mr. Dolan $1,000;
     Mr. Kofalt $925; Mr.  Bell $937; Mr. Lustgarten  $937; and Mr. Lemle  $963,
     (v) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by the Company for the executive officer to replace coverage under the integrated policy described in footnote 5 below: Mr. Dolan $119,861; Mr. Kofalt $34,614; Mr. Bell
     $69,387; Mr. Lustgarten $23,245; and Mr. Lemle $13,129.
(4) Represents the sum of (i) for each individual, $6,866 contributed by the Company on behalf of such individual under the Pension Plan, and (ii) for each individual, $23,134 credited to such individual on the books of the Company pursuant to the defined contribution portion of the Supplemental
     Plan.
(5) Represents the sum of (i) for each individual, $6,667 contributed by the Company on behalf of such individual under the Pension Plan, (ii) for each individual, $23,333 credited to such individual on the books of the Company pursuant to the defined contribution portion of the Supplemental Plan, and
     (iii)  $34,485, $4,756,  $4,877, $2,967 and  $5,767 paid by  the Company on behalf of Messrs. Dolan, Kofalt, Bell Lustgarten and Lemle, respectively, as premiums for life insurance benefits under an integrated policy pursuant to which death benefits will be payable to the executive officer's beneficiaries and any cash surrender value belongs to the Company.


FISCAL YEAR END OPTION/SAR VALUE TABLE

    The following table shows certain information with respect to the named executive officers concerning (i) each exercise of stock options or SARs during 1993 and (ii) unexercised stock options and SARs granted in tandem therewith held as of December 31, 1993.


                                                                     NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS/
                                                                  OPTIONS/SARS AT FY-END (#)         SARS AT FY-END ($)
                                                                  ---------------------------    ---------------------------
         NAME             ON EXERCISE (#)    VALUE REALIZED ($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
- -----------------------   ---------------    ------------------   -----------   -------------    -----------   -------------
Charles F. Dolan               0                    0                      0             0                 0               0
James A. Kofalt                0                    0                272,600        81,400(2)    $12,149,913   $   3,454,212
William J. Bell                0                    0                171,750       141,350(3)    $ 7,905,281   $   6,332,775
Marc A. Lustgarten             25,000(1)            646,875          156,750       148,850(4)    $ 7,136,531   $   6,717,150
Robert S. Lemle                0                    0                136,300       112,100(5)    $ 6,268,481   $   5,019,306

- ------------------------
(1) Represents the settlement of an option by the cash payment by the Company (in lieu of the issuance of shares) of an amount equal to 25,000 times the difference between the per share exercise price of the options and the closing price of a share of Class A Common Stock on the date of exercise.
(2) Includes 30,000 SARs as to which the distribution of proceeds upon any exercise is automatically deferred without interest until October 15, 1994. As a result of his resignation as of February 28, 1994, Mr. Kofalt will not receive payment with respect to these SARs.
(3) Includes 112,500 SARs as to which the distribution of proceeds upon any exercise is automatically deferred without interest until October 15, 1994 as to the first 37,500 of such SARs, October 15, 1995 as to the second 37,500 of such SARs, and October 15, 1996 as to the final 37,500 of such SARs.
(4) Includes 120,000 SARs as to which the distribution of proceeds upon any exercise is automatically deferred without interest until October 15, 1994 as to the first 40,000 of such SARs, October 15, 1995 as to the second 40,000 of such SARs, and October 15, 1996 as to the final 40,000 of such SARs.


(5) Includes 90,000 SARs as to which the distribution of proceeds is automatically deferred without interest until October 15, 1994 as to the first 30,000 of such SARs, October 15, 1995 as to the second 30,000 of such SARS and October 15, 1996 as to the final 30,000 of such SARs.



    DEFINED BENEFIT PENSION PLAN


    The Company's unfunded, nonqualified Supplemental Benefit Plan provides actuarially-determined pension benefits, among other types of benefits, for 21 employees of the Company who were previously employed by Cablevision Systems Services Corporation ("CSSC"). CSSC, which is wholly-owned by Charles Dolan, provided management services to Cablevision Company (the Company's predecessor) and continues to provide management services to certain affiliates of the Company. The Supplemental Plan is designed to provide these employees, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefit formulae they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. The Supplemental Plan provides that the Company may set aside assets for the purpose of paying benefits under the Supplemental Plan, but that any such assets remain subject to the claims of general creditors of the Company.



    The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Code (the maximum in 1994 is $118,800 for employees who retire at age 65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.



    The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Charles Dolan, $50,800; Mr. Kofalt, $95,756; Mr. Bell, $91,311, Mr. Lustgarten, $98,876; and Mr. Lemle, $104,030.

EMPLOYMENT CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS


    Charles Dolan has an employment agreement with the Company expiring in 1994 with automatic renewals for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan's estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year's base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

    Mr. Tatta has a consulting agreement with the Company expiring in 1995 which provides for an annual consulting fee of $485,000, for reimbursement of certain expenses and for the continuation of certain life insurance and supplemental pension benefits. Mr. Tatta also received an additional payment from the Company of $425,000 in 1993 in connection with services performed for the Company. On December 14, 1993 the Company purchased 50,000 shares of Class A Common Stock from Mr. Tatta for $64.75 per share, the closing price of a share of Class A Common Stock on the American Stock Exchange on such date. Mr. Tatta also receives fees in connection with his services on the Board of Directors as described under "Compensation of Directors", above.

    Mr. Sweeney has an agreement with the Company pursuant to which he will, in the event he retires before his normal retirement date, receive a lump-sum supplemental amount equal to the present value of the difference between the amount he will receive under the Supplemental Benefit Plan and the Pension Plan and the amount he would have received had he been employed continuously to his normal retirement date.

    Under the applicable award agreements, the vesting of the bonus award shares, Stock Options and SARs granted to employees, including Messrs. Kofalt, Bell, Lustgarten and Lemle, under the Company's Amended and Restated Employee Stock Plan and its predecessor plans, may be accelerated, in certain circumstances, upon a "change of control" of the Company. A "change of control" is defined as the acquisition by any person or group, other than Charles Dolan or members of his immediate family (or trusts for the benefit of Charles Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of (1) the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company's cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon such a change in control, the bonus award shares, Stock Options and SARs may be converted into either a right to receive an amount of cash based upon the highest price per share of common stock paid in the transaction resulting in the change of control, or into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee.


    In connection with his resignation as a director and executive officer of the Company as of February 28, 1994, James Kofalt received a payment of $1,661,500, consisting of salary continuation, a partial year bonus and accumu-lated vacation. In addition, the Company purchased certain bonus award shares from Mr. Kofalt, pro-rated for the number of completed months of service during the award period in accordance with the terms of the agreements granting such awards, at a per share price equal to the closing price of a share of Class A Common Stock on the date of purchase.


INDEMNIFICATION AGREEMENT

    Charles Dolan has entered into an agreement pursuant to which he has agreed to guarantee the Company's obligation to indemnify its officers and directors to the fullest extent permitted by Delaware law. In addition, subject to certain limitations, Mr. Dolan has agreed to indemnify such officers and directors against any loss or expense such person may incur in connection with any transaction involving Mr. Dolan or entities affiliated with Mr. Dolan to the extent indemnification is not provided by the Company. Any payment required to be made by Mr. Dolan pursuant to such agreement will be reduced by any proceeds of insurance or reimbursement under any other form of indemnification reimbursement available to such officer or director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As disclosed above, the Compensation Committee of the Board of Directors is comprised of Messrs. Charles Dolan, Tatta and Hochman. (See "Report of Executive Compensation Committee," above.) Charles Dolan, a member of the Compensation Committee of the Board of Directors, is the Chairman and Chief Executive Officer of the Company and also serves as an officer of certain of the Company's subsidiaries. Mr. Tatta, the Chairman of the Company's Executive Committee and the former President of the Company, is currently a consultant to the

Company. Mr. Hochman, who is not an employee of the Company, is a Managing Director of PaineWebber Incorporated. Certain relationships and transactions between the Company and these individuals or their affiliates. See "Item 13
- -- Certain Relationships and Related Transactions."


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth (i) the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially as of April 1, 1994 by each director and each executive officer or former executive officer of the Company named in the summary compensation table below and (ii) the name, address and the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially by persons beneficially owning more than five (5%) percent of any class. (See also Note 4 below.)



                                                                                                            CLASS A & CLASS B
                                                        CLASS A COMMON             CLASS B COMMON              COMMON STOCK
                                                      STOCK BENEFICIALLY         STOCK BENEFICIALLY            BENEFICIALLY
NAME AND ADDRESS                                          OWNED (1)                 OWNED (1)(2)               OWNED (1)(2)
- --------------------------------------------------    ------------------         ------------------         ------------------
Charles F. Dolan (2)(3)(4) .......................      415,000       3.8%       6,852,944      55.2%       7,267,944      31.2%
One Media Crossways
Woodbury, NY 11797
The Capital Group, Inc. (5) ......................    1,293,950      11.9%          --         --           1,293,950       5.5%
Capital Research and
Management Company (5)
333 South Hope Street
Los Angeles, CA 90071
The Equitable Companies ..........................    1,023,085       9.4%          --         --           1,023,085       4.9%
Incorporated (6)
787 Seventh Avenue
New York, NY 10019
Harris Associates L.P. (7) .......................      575,303       5.3%          --         --             575,303       2.5%
Harris Associates, Inc. (7)
2 North LaSalle Street
Chicago, IL 60602
GeoCapital Corporation (8) .......................      857,950       7.9%          --         --             857,950       3.7%
Irwin Lieber (8)
Barry Fingerhut (8)
655 Madison Avenue
New York, NY 10021
John Tatta (9)....................................       96,500     *               --         --              96,500     *
William J. Bell (10)(11)(12)......................      177,059       1.6%          --         --             177,059     *
Francis F. Randolph, Jr. (11)(12).................      463,000       4.1%          --         --             463,000       1.9%
Robert S. Lemle (11)(12)..........................      140,511       1.3%          --         --             140,511     *
Marc Lustgarten (10)(11)(12)......................      162,750       1.5%          --         --             162,750     *
Sheila A. Mahony (11)(12).........................       40,596     *               --         --              40,596     *
Daniel T. Sweeney (11)(12)........................       41,111     *               --         --              41,111     *
Charles D. Ferris.................................        1,000     *               --         --               1,000     *
Richard H. Hochman................................        1,000     *               --         --               1,000     *
Victor Oristano (14)..............................        1,000     *               --         --               1,000     *
A. Jerrold Perenchio (15).........................      300,000       2.7%          --         --             300,000       1.3%
James L. Dolan (16)...............................        1,000     *               --         --               1,000     *
Patrick F. Dolan (17).............................        2,000     *               --         --               2,000     *
All executive officers and directors as a group
(16 persons) (10)(11)(12).........................    1,898,302      15.8%       6,852,944      55.2%       8,751,246      35.9%

- ------------------------
   * Represents less than one percent.

 (1) Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of Class A Common Stock is exclusive of the shares of Class A Common Stock that are issuable upon conversion of shares of Class B Common Stock.
 (2) Class B Common Stock is convertible into Class A Common Stock at the option of the holder on a share for share basis. The holder of one share of Class A Common Stock is entitled to one vote at a meeting of stockholders of the Company, and the holder of one share of Class B Common Stock is entitled to ten votes at a meeting of stockholders of the Company except in the election of directors.
 (3) Includes 401,500 shares of Class A Common Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles Dolan and his wife, Helen A. Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof. Also includes 5,000 shares of Class A Common Stock owned directly by Mrs. Dolan.
 (4) Does not include an aggregate of 5,558,038 shares of Class B Common Stock held by trusts for the benefit of Dolan family interests (the "Dolan Family Trusts"). The Dolan Family Trusts also own an aggregate of 94,026 shares of Series C Preferred Stock which, commencing on December 30, 1997, may be converted by the Company into shares of Class B Common Stock, in lieu of redeeming such shares for cash. Mr. Dolan disclaims beneficial ownership of the shares owned by the Dolan Family Trusts, in that he has neither voting nor investment power with respect to such shares.
 (5) The Company has been informed that certain subsidiaries of The Capital Group, Inc., an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, including Capital Research and Management Company, also an investment advisor registered under Section 203, hold an aggregate of 1,293,950 Shares of Class A Common Stock. Such companies exercise sole dispositive power with respect to all such shares and sole voting power with respect to 258,500 of such shares. Of such amount, Capital Research and Management Company exercises sole dispositive power with respect to 785,000 of such shares. Both The Capital Group, Inc. and Capital Research and Management Company disclaim beneficial ownership of all such shares pursuant to rule 13d-4 under The Securities Exchange Act of 1934.
 (6) The Company has been informed that certain operating subsidiaries of The Equitable Companies Incorporated exercise sole investment discretion over various institutional accounts which own 1,023,085 shares of Class A Common Stock, and that such operating subsidiaries exercise sole voting power with respect to 831,815 of such shares, sole dispositive power with respect to all of such shares and sole voting power with respect to 894,145 of such shares.
 (7) The Company has been informed that Harris Associates L.P. and Harris Associates, Inc., the general partner of Harris Associates, L.P., together beneficially own an aggregate 575,303 shares of Class A Common Stock. Each such company exercises sole dispositive power over 406,303 of such shares and shared dispositive power over 169,000 of such shares.
 (8) The Company has been informed that GeoCapital Corporation, an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, beneficially owns an aggregate 857,950 shares of Class A Common Stock. GeoCapital Corporation does not exercise sole or shared voting power with respect to any of such shares and exercises sole investment power with respect to all of such shares. GeoCapital Corporation disclaims any economic interest in such shares, because the actual owners of such securities are clients of GeoCapital Corporation. By reason of their ownership interests in GeoCapital Corporation, Mr. Irwin Lieber and Mr. Barry Fingerhut may also be deemed to be beneficial owners of the 857,950 shares which

     GeoCapital Corporation is deemed to own beneficially. Mr. Lieber owns directly an additional 3,500 shares of Class A Common Stock, and trusts for his children (for which he disclaims beneficial interest) own 500 shares of Class A Common Stock.
 (9) Does not include 264,375 shares of Class  A Common Stock held by the  Tatta
     Family Group. The Tatta Family Group is a New York limited partnership, the general partners of which are six trusts for the benefit of Tatta family interests (the co-trustees of each of which are Stephen A. Carb, Esq. and either Deborah T. DeCabia or Lisa T. Crowley, each a daughter of John Tatta who has been since 1985 a director and was from 1985 until 1991 the President of the Company), and the limited partners of which are trusts for the benefit of Mr. Tatta and Tatta family interests (the trustee of each of which is Stephen A. Carb, Esq.). Mr. Tatta, who, as of April 1, 1994, was the holder of 96,500 shares of Class A Common Stock, disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares.
(10) Includes shares owned by children of the individuals listed, which shares represent less than 1% of the outstanding Class A Common Stock.
(11) Includes shares of Common Stock issuable upon the exercise of options granted pursuant to the Company's Amended and Restated Employee Stock Plan or its predecessor plans which on April 1, 1994 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Bell
     169,700;  Randolph  462,500;  Lemle  134,950;  Lustgarten  154,700;  Mahony
     38,300;  Sweeney 28,300;  all executive officers  and directors  as a group
     1,037,675.
(12) Includes shares of Common Stock issuable upon the vesting of bonus award shares granted pursuant to the Company's Amended and Restated Employee
     Stock Plan or its predecessor plans which on April 1, 1994 were unvested but which vest within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Bell
     7,050; Lemle 5,350; Lustgarten 7,050; Mahony 2,150; Sweeney 2,150; all executive officers and directors as a group 29,950. Bonus award shares are payable either in cash or shares of common stock or in a combination of cash and shares at the option of the Company.
(13) Does not include 500 shares of Class A Common Stock held by The Utopia Fund and 500 shares of Class A Common Stock held by The Sarah Tod Fund. The
     Utopia Fund and The Sarah Tod Fund are both private charitable trusts of which Mr. Randolph is the sole trustee. Mr. Randolph disclaims beneficial ownership of the shares of Class A Common Stock held by The Utopia Fund and The Sarah Tod Fund in that neither Mr. Randolph nor any member of his immediate family has a vested interest in the income or corpus of such trusts.
(14) The shares listed are owned by Alda Investment Company, a Florida partnership consisting of members of the Oristano family.
(15) The shares listed are owned by the A. Jerrold Perenchio Living Trust.
(16) Does not include 28,500 shares of Class B Common Stock owned by trusts for minor children as to which James L. Dolan disclaims beneficial ownership.
(17) Does not include 9,500 shares of Class B Common Stock owned by trust for minor child as to which Patrick F. Dolan disclaims beneficial ownership.




    The Dolan family interests (other than Charles Dolan) have agreed with the Company that in the case of any sale or disposition by Dolan family interests (other than Charles Dolan) of shares of Class B Common Stock to a holder other than Charles Dolan or Dolan family interests, the Class B Common Stock will be converted on the basis of one share of Class A Common Stock for each share of Class B Common Stock.



    Charles Dolan is able to control the affairs and policies of the Company and elect 75% of the Company's Board of Directors and may be considered to be the "parent" of the Company, as such term is defined in the Act, and the rules and regulations thereunder.

    REGISTRATION RIGHTS. The Company has granted to each of Charles Dolan, certain Dolan family interests and the Dolan Family Foundation the right to require the Company to register, at any time prior to the death of both Mr. Dolan and his wife, the shares of Class A Common Stock held by them provided that the shares requested to be registered shall have an aggregate market value of at least $3,000,000. There is no limitation on the number or frequency of the registrations that such parties can demand pursuant to the preceding sentence. After the death of both Mr. Dolan and his wife, such parties will be permitted one additional registration. In addition, the Company has granted such parties "piggyback" rights pursuant to which they may require the Company to register their holdings of Class A Common Stock on any registration statement under the Act with respect to an offering by the Company or any security holder thereof (other than a registration statement on Form S-8, S-4, S-15 or any successor form thereto).



    The Company has granted Mr. Tatta and certain Tatta family interests the right to require the Company, on any date, with the consent of Charles Dolan, his widow or the representative of the estate of Mr. Dolan or his wife, to register the shares of Class A Common Stock held by them provided that the shares requested to be registered have an aggregate market value of at least $3,000,000. After the death of both Charles Dolan and his wife, such parties will be permitted to demand only one registration. Such parties have also been granted piggyback registration rights identical to those described above, provided that in certain instances they receive written consent of Mr. Dolan, his widow or the representative of the estate of Mr. Dolan or his wife.



    Pursuant to an Agreement of Sale and Assignment, dated as of February 14, 1989 among the A. Jerrold Perenchio Living Trust (the "Perenchio Trust"), the Company, Mr. Tatta and certain Tatta family interests, the Perenchio Trust was assigned registration rights with respect to the 270,000 shares of Class A
Common Stock purchased under such agreement. In connection with an option granted to Mr. Randolph to acquire 840,000 shares of Class A Common Stock pursuant to the Company's 1986 Nonqualified Stock Option Plan, the Company granted to Mr. Randolph a limited right to require the Company to register such shares. Pursuant to these agreements, in 1990 the Company filed a registration statement on Form S-3 with respect to these shares and has agreed to use its best efforts to keep such registration statement continuously effective until such time as all the shares covered thereby have been publicly sold.



    The demand and piggyback registration rights described above are subject to certain limitations which are intended to prevent undue interference with the Company's ability to distribute securities.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    The Company has made investments in and advances to certain affiliates over which Charles Dolan is the managing general partner or in which Mr. Dolan or Dolan family interests have substantial ownership interests. At December 31, 1993, such investments and advances (less applicable reserves) to such affiliates aggregated approximately $34.8 million (consisting of $17.5 million for Cablevision of Boston Limited Partnership ("Cablevision Boston"), $12.4 million for Cablevision of Chicago ("Cablevision Chicago") and $4.0 million for Atlantic Cable Television Publishing Corporation ("Atlantic Publishing").

    Cablevision Boston, a Massachusetts limited partnership, is engaged in the construction, ownership and operation of cable television systems in Boston and Brookline, Massachusetts. The Company had advanced net funds to Cablevision Boston as of December 31, 1993 amounting to approximately $52.8 million. Due to uncertainties existing during 1985 (which subsequently were resolved), the Company wrote off for accounting purposes its entire investment in and advances to Cablevision Boston of $34.5 million as of September 30, 1985. Subsequent to 1985, a subsidiary of the Company exchanged $45.7 million of advances, consisting of amounts previously written off of $34.5 million, interest of $3.2 million that had not been recognized for accounting purposes, and $8.0 million of subsequent advances, for $45.7 million of preferred equity in Cablevision Boston. After this exchange, the Company advanced an additional $9.5 million to Cablevision Boston and, at December 31, 1993, $81.2 million of unpaid distributions had accrued on the Company's preferred equity. At December 31, 1993, as a result of the write-off referred to above and non-recognition for accounting purposes of the unpaid distributions, the Company's consolidated financial statements reflected $17.5 million due from Cablevision Boston. The Company's preferred equity is subordinated to the indebtedness of Cablevision Boston (including the Company's $9.5 million of advances not converted to preferred equity) and accrued but unpaid management fees due to a corporation owned by Charles Dolan, which indebtedness and management fees aggregated approximately $92.2 million at December 31, 1992, and any working capital deficit incurred in the ordinary course of business.

    In addition to the Company's preferred equity interest in Cablevision Boston, the Company is a limited partner in Cablevision Boston and currently holds a 7% prepayout interest and a 20.7% postpayout interest. Charles Dolan holds directly or indirectly a 1% prepayout general partnership interest and a 23.5% postpayout general partnership interest in Cablevision Boston. With respect to Cablevision Boston, "payout" means the date on which the limited partners are distributed the amount of their original investment.

    Cablevision Chicago owns cable television systems operating in the suburban Chicago area. The Company does not have a material ownership interest in Cablevision Chicago but had loans and advances outstanding to Cablevision Chicago in the amount of $12.4 million (plus $10.1 million in accrued interest which the Company has fully reserved) as of December 31, 1993 which loans and advances are subordinated to Cablevision Chicago's senior credit facility. Charles Dolan currently holds directly or indirectly an approximate 1% prepayout and a 32.7% postpayout general partnership interest in the cable television systems owned and operated by Cablevision Chicago. With respect to Cablevision Chicago, "payout" means the date on which the limited partners in Cablevision Chicago are distributed the amount of their original investment, plus interest thereon, if applicable.

    On February 5, 1993, Cablevision Chicago completed an amendment to its senior credit agreement pursuant to which the amount of the facilities was increased to $85.0 million. In connection with this amendment, Cablevision Chicago obtained permission to pay certain subordinated debt, including $13.6 million to Cablevision Systems Services Corporation, a corporation wholly-owned by Charles Dolan ("CSSC"), constituting the entire amount outstanding under a promissory note between Cablevision Chicago and CSSC and $9.0 million to Cablevision Systems Company ("CSCo."), a partnership wholly-owned by Charles F. Dolan and trusts for members of his family, constituting accrued and unpaid management fees outstanding under a management agreement between CSCo. and Cablevision Chicago. $13.6 million was paid to CSSC and $0.7 million was paid to CSCo. on February 8, 1993 and it is anticipated that an additional $8.3 million will be paid to CSCo. on or before

December   31,  1994  in  connection   with  the  above  described  obligations.
Cablevision Chicago did not obtain permission to pay any amount owing to the Company in connection with the amendment to the senior credit facility.

    Atlantic Publishing published a weekly cable television guide which is offered to the Company's subscribers. In November 1992, Atlantic Publishing consummated a transaction with TVSM, Inc. and certain of its affiliates and The Chase Manhattan Bank, N.A. pursuant to which Atlantic Publishing licensed and agreed to transfer to an affiliate of TVSM, Inc., its assets relating to the weekly cable television guide, and received a minority equity interest and a debt interest in such affiliate. In connection with this transaction, the Company and certain of its affiliates entered into agreements to distribute the weekly guide produced by the TVSM, Inc. affiliate and received options to purchase, and certain other rights with respect to, such TVSM, Inc. affiliate. In connection with this transaction, the Company terminated a guaranty, issued by Charles Dolan in favor of the Company, of up to $4 million of advances made by the Company to Atlantic, plus interest thereon, and Mr. Dolan released the Company from all obligations with respect to the fees payable by the Company to Mr. Dolan under such guaranty, which fees aggregated approximately $455,000 as of November 30, 1992. As of December 31, 1993, the Company had advanced an aggregate of approximately $18.3 million to Atlantic Publishing (taking into account a repayment of approximately $0.5 million in 1993), of which approximately $0.7 million and $1.8 million were advanced during 1992 and 1991, respectively. The Company has written off all of its advances to Atlantic Publishing other than $4.0 million. Atlantic Publishing is owned by a trust for certain Dolan family members; however, the Company has the option to purchase Atlantic Publishing for an amount equal to the owner's net investment therein plus interest. The current owner has made only a nominal investment in Atlantic Publishing to date.

    In July 1992, the Company acquired (the "CNYC Acquisition") substantially all of the remaining interests in Cablevision of New York City -- Phase I through Phase V (collectively, "CNYC"), the operator of a cable television system that is under development in The Bronx and parts of Brooklyn, New York City. Prior to the CNYC Acquisition, the Company had a 15% interest in CNYC and Charles Dolan owned the remaining interests. Mr. Dolan remains a partner in CNYC with a 1% interest and the right to certain preferential payments.

    Under the agreement between the Company and Mr. Dolan, a new limited partnership ("CNYC LP") was formed and holds 99% of the partnership interests in CNYC. The remaining 1% interest in CNYC is owned by the existing corporate general partner which is a wholly-owned subsidiary of the Company. The Company owns 99% of the partnership interests in CNYC LP and Mr. Dolan retains a 1% partnership interest in CNYC LP plus certain preferential rights. Mr. Dolan's preferential rights entitle him to an annual cash payment (the "Annual Payment") of 14% multiplied by the outstanding balance of his "Minimum Payment". The Minimum Payment is $40.0 million and is to be paid to Mr. Dolan prior to any distributions from CNYC LP to partners other than Mr. Dolan. In addition, Mr. Dolan has the right, exercisable on December 31, 1997, and as of the earlier of
(1) December 31, 2000 and (2) December 31 of the first year after 1997 during which CNYC achieves an aggregate of 400,000 subscribers, to require the Company to purchase (Mr. Dolan's "put") his interest in CNYC LP. The Company has the right to require Mr. Dolan to sell his interest in CNYC LP to the Company (the Company's "call") during the three-year period commencing one year after the expiration of Mr. Dolan's second put. In the event of a put, Mr. Dolan will be entitled to receive from the Company the Minimum Payment, any accrued but unpaid Annual Payments, a guaranteed return on certain of his investments in CNYC LP and a Preferred Payment defined as a payment (not exceeding $150.0 million) equal to 40% of the Appraised Equity Value (as defined in the agreement) of CNYC LP after making certain deductions including a deduction of a 25% compound annual return on approximately 85% of the Company's investments with respect to the construction of Phases III, IV and V of the CNYC cable television system and 100% of certain of the Company's other investments in CNYC, including Mr. Dolan's Annual Payment. In the event the Company exercises its call, the purchase price will be computed on the same basis as for a put except that there will be no payment in respect of the Appraised Equity Value amount.

    The Company has the right to make payment of the put or call exercise price in the form of shares of the Company's Class B Common Stock or, if Mr. Dolan so elects, Class A Common Stock, except that all Annual Payments must be paid in cash to the extent permitted under the Company's senior credit agreement. Under the Company's senior credit agreement, the Company is currently prohibited from paying the put or call exercise price in cash and, accordingly, without the consent of the bank lenders, would be required to pay it in shares of the Company's Common Stock. The Company has agreed to invest in CNYC LP sufficient funds to permit CNYC LP to make the required annual payments to Mr. Dolan and to make certain equity contributions to CNYC.

    The Company's by-laws prohibit the making of further investments in or advances to entities owned or controlled by Charles Dolan without the approval of a majority of the members of the Board of Directors who are not employees of the Company or any of its affiliates (the "Independent Directors").

    Richard H. Hochman, a director and a nominee for director, is a Managing Director of PaineWebber Incorporated. PaineWebber Incorporated has performed investment banking services for the Company and other entities affiliated with Charles Dolan.


    Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. provides legal services to the Company and certain of its subsidiaries.


    James L. Dolan, a director of the Company and a nominee for director, is a director, officer and a greater than 10 percent stockholder of Superior Jamestown Corporation, a distributor of office furniture. Payments for property or services provided by Superior Jamestown Corporation to the Company and its subsidiaries amounting to approximately $280,000 in the aggregate, constituted in excess of five percent of Superior Jamestown Corporation's gross revenues for its fiscal year ending December 31, 1993.

    Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 1993, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure other than (i) a report filed by A. Jerrold Perenchio in October 1993 with respect to the purchase of 1,000 shares of Class A Common Stock in January 1993, and (ii) a report filed by Daniel T. Sweeney in April 1994 with respect to the sale of 5,000 shares of Class A Common Stock in October 1993.


Conflicts of Interest


    Charles Dolan and certain other principal officers of the Company and various affiliates of the Company are subject to certain conflicts of interest. These conflicts include, but are not limited to, the following:

    BUSINESS OPPORTUNITIES. Through various affiliates of the Company, Charles Dolan is engaged in the ownership and operation of cable television systems in Boston and Chicago. The cable television systems owned and operated by Dolan affiliates are substantially fully built.

    Charles Dolan may from time to time be presented with business opportunities which would be suitable for the Company and affiliates of the Company in which Mr. Dolan and his family have varying interests. Mr. Dolan has agreed that he will own and operate cable television systems only through the Company, except for cable television systems owned and operated under franchises held by Mr. Dolan or affiliates of Mr. Dolan as of January 27, 1986, any expansions of such systems within the same county or an adjacent county, and systems which the Company elects not to acquire under its right of first refusal. Except for any such expansions, Mr. Dolan will offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefor or interest therein that is offered or available to him or his family interests. If a majority of the Independent Directors rejects such offer, Mr. Dolan or such family interests may acquire or invest in such cable television system or franchise therefor or interest therein individually or with others on terms no more favorable to Mr. Dolan than those offered to the Company.

    Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan's time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office.

    In the event that Charles Dolan or any Dolan family interest decides to offer (other than to any Dolan family interest or an entity affiliated with Mr. Dolan) for sale for his, her or its account any of his, her or its ownership interest in any cable television system or franchise therefor, he, she or it will (subject to the rights of third parties existing at such time) offer such interest to the Company. Mr. Dolan or such Dolan family interest may elect to require that, if the Company accepts such offer, up to one-half of the consideration for such interest would consist of shares of Class B Common Stock, which shares will be valued at the prevailing market price of the Class A Common Stock and the remainder would consist of shares of Class A Common Stock and/or cash. If a majority of the Independent Directors rejects such offer, Mr. Dolan or such Dolan family interest may sell such interest to third parties on terms no more favorable to such third parties than those offered to the Company.

    SERVICES RENDERED TO AFFILIATES. CSSC is a party to management agreements with various affiliates of the Company. The agreements generally provide for payment of a specified percentage of revenues to CSSC for management services rendered to such affiliates and the reimbursement of certain expenses. The employees of CSSC have become employees of the Company. Accordingly, the Company will pay the compensation of such employees and incur related overhead expenses. To the extent that such employees (other than Charles Dolan) render services to affiliated entities on an as-needed basis, such entities will reimburse the Company for an allocable portion of such employees' compensation and related expenses. The affiliated entities are not otherwise obligated to reimburse the Company for such employees' compensation and related expenses.

    The executive officers of the Company devote such time to the business of the Company as is reasonably required to fulfill the duties of their offices. However, pursuant to management agreements, certain of the executive officers of the Company are involved in the management of affiliated entities which requires significant amounts of their time and which could conflict with their duties to the Company. To the extent that there are conflicting demands for the services of such executive officers, such conflict is resolved in favor of the Company.

    CONTRACTS WITH AFFILIATES. The Company from time to time enters into agreements with entities in which Charles Dolan or his affiliates have substantial interests. In order to take advantage of cost savings attributable to the combined purchasing power of CSSC and its affiliates, CSSC purchases a premium programming service from an unaffiliated program supplier. CSSC makes such service available to the Company at CSSC's cost in return for the Company's assumption of a portion of CSSC's obligations under its agreements with such unaffiliated program supplier. In 1993, an aggregate of $8,008,738 was paid by the Company to or on behalf of CSSC for such premium programming service. The Company also purchases certain other premium television services produced or distributed by affiliates at rates comparable to those charged to similarly situated entities unrelated to such affiliates.

    The Company also may, from time to time, enter into other arrangements with affiliates for the joint purchase or lease of equipment. The terms of any such agreements will not be fixed pursuant to arm's-length negotiations but are expected to be at least as favorable as arrangements which could be made with third parties.

    As noted above, Atlantic Publishing holds an interest in a company that publishes a weekly cable television guide which is sold to the Company's subscribers.

                     CABLEVISION SYSTEMS CORPORATION



                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      CABLEVISION SYSTEMS CORPORATION
                        Registrant




Date: April 28, 1994    /s/Robert S. Lemle
                           ---------------------------------------
                        By: Robert S. Lemke
                            Executive Vice President, General Counsel and Secretary




Date: April 28, 1994    /s/Jerry Shaw
                           ----------------------------------------
                        By: Jerry Shaw
                            Vice President and Controller