Form 10-Q
period 1994-03-31
CABLEVISION SYSTEMS CORP
filed 1994-05-11
CIK 784681

                                    FORM 10-Q

(Mark One)
[   X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1994
                               -------------------------------------------------

                                       OR

[        ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                   to
                                           -----------------    ----------------

                    Commission File Number:          1-9046
                                             ----------------------

                          Cablevision Systems Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            11-2776686
- - - -------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                    11797
- - - ---------------------------------------                -------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (516) 364-8450
                                                       -----------------

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

Number of shares of common stock outstanding as of May 1, 1994:
                        Class A Common Stock - 10,939,826
                        Class B Common Stock - 12,411,532

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                       1994            1993
                                                       ----            ----
Revenues-net . . . . . . . . . . . . . . . . .     $ 176,087       $ 157,023
                                                   ---------       ---------
Operating expenses:
  Technical. . . . . . . . . . . . . . . . . .        66,036          57,503
  Selling, general and
    administrative . . . . . . . . . . . . . .        29,819          35,763
  Restructuring charge . . . . . . . . . . . .         4,306               -
  Depreciation and amortization. . . . . . . .        54,773          46,584
                                                   ---------       ---------
                                                     154,934         139,850
                                                   ---------       ---------

      Operating profit . . . . . . . . . . . .        21,153          17,173
                                                   ---------       ---------

Other income (expense):
  Interest expense . . . . . . . . . . . . . .       (58,668)        (54,977)
  Interest income. . . . . . . . . . . . . . .           221             347
  Share of affiliates' net losses. . . . . . .       (17,282)        (18,712)
  Loss on sale of programming interests, net .             -            (330)
  Provision for preferential payment to
    related party. . . . . . . . . . . . . . .        (1,400)         (1,400)
  Minority interest. . . . . . . . . . . . . .             -           3,000
  Miscellaneous. . . . . . . . . . . . . . . .        (1,151)           (790)
                                                   ---------       ---------
                                                     (78,280)        (72,862)
                                                   ---------       ---------

Net loss . . . . . . . . . . . . . . . . . . .       (57,127)        (55,689)

Dividend requirements applicable to preferred
  stocks . . . . . . . . . . . . . . . . . . .          (221)           (221)
                                                   ---------       ---------
Net loss applicable to common
  shareholders . . . . . . . . . . . . . . . .     $ (57,348)      $ (55,910)
                                                   ---------       ---------
                                                   ---------       ---------

Net loss per common share. . . . . . . . . . .     $   (2.46)      $   (2.46)
                                                   ---------       ---------
                                                   ---------       ---------
Average number of common shares
  outstanding (in thousands) . . . . . . . . .        23,277          22,700
                                                   ---------       ---------
                                                   ---------       ---------

                            See accompanying notes to
                       consolidated financial statements.

                                       (2)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                      March 31,     December 31,
                                                      ---------     ------------
                                                        1994            1993
                                                        ----            ----
                                                     (Unaudited)
           ASSETS
Cash and cash equivalents. . . . . . . . . . . . .  $   31,594      $   12,944

Marketable securities. . . . . . . . . . . . . . .         835             835

Accounts receivable, trade (less allowance for
  doubtful accounts of $5,984 and $5,055). . . . .      44,234          49,211

Notes receivable, affiliates . . . . . . . . . . .       2,679           2,858

Notes and other receivables. . . . . . . . . . . .      11,129           8,730

Prepaid expenses . . . . . . . . . . . . . . . . .       7,292           6,236

Property, plant and equipment, net . . . . . . . .     704,149         643,499

Investments in affiliates. . . . . . . . . . . . .      21,687          27,574

Advances to affiliates . . . . . . . . . . . . . .      36,782          38,157

Acquisition related costs and deposits . . . . . .      13,587          16,737

Other investments, at cost . . . . . . . . . . . .       1,266           1,971

Subscriber lists, net of accumulated amortization of
  $246,076 and $237,456. . . . . . . . . . . . . .      31,179          39,799

Franchises, net of accumulated amortization of
  $191,727 and $183,599. . . . . . . . . . . . . .     123,245         131,362

Excess cost over fair value of net assets acquired
  and other intangible assets, net of accumulated
  amortization of $181,043 and $174,211. . . . . .     314,438         221,790

Deferred financing, acquisition and other costs,
  net of accumulated amortization of
  $22,372 and $20,780. . . . . . . . . . . . . . .      50,756          51,550

Deferred interest expense, net of accumulated
  amortization of $17,559 and $14,047. . . . . . .      52,679          56,191
                                                    ----------      ----------
                                                    $1,447,531      $1,309,444
                                                    ----------      ----------
                                                    ----------      ----------

                            See accompanying notes to
                       consolidated financial statements.

                                       (3)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                   March 31,     December 31,
                                                                   ---------     ------------
                                                                      1994            1993
                                                                      ----            ----
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  $    99,284    $   100,017
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,637         29,172
  Payroll and related benefits . . . . . . . . . . . . . . . . .       24,362         27,068
  Franchise fees . . . . . . . . . . . . . . . . . . . . . . . .       12,564         18,809
  Litigation settlement and related matters. . . . . . . . . . .        4,227          4,227
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       70,160         73,902
Accounts payable to affiliates . . . . . . . . . . . . . . . . .       18,206         16,236
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .      545,963        480,079
Senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . .      837,983        832,866
Senior subordinated debentures . . . . . . . . . . . . . . . . .      822,817        822,781
Obligation to related party. . . . . . . . . . . . . . . . . . .       87,401         91,619
Capital lease obligations and other debt . . . . . . . . . . . .       22,808          8,154
                                                                   ----------     ----------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . .    2,586,412      2,504,930
                                                                   ----------     ----------

Deficit investment in affiliate. . . . . . . . . . . . . . . . .      321,558        307,758
                                                                   ----------     ----------

Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, 110,622 shares issued
    ($100 per share liquidation preference). . . . . . . . . . .            1              1
  8% Series D Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, none issued ($100 per
    share liquidation preference). . . . . . . . . . . . . . . .            -              -
  Series E Redeemable Exchangeable Convertible Preferred
    Stock, $.01 par value, 100,000 shares authorized and
    issued ($1,000 per share liquidation preference) . . . . . .            1              -
  Class A Common Stock, $.01 par value, 50,000,000 shares
    authorized, 10,912,922 and 10,853,607 shares issued. . . . .          109            108
  Class B Common Stock, $.01 par value, 20,000,000 shares
    authorized, 12,411,532 shares issued . . . . . . . . . . . .          124            124
  Par value less than (in excess of) capital contributed . . . .       20,117        (80,255)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (1,477,554)    (1,419,985)
                                                                   ----------     ----------
                                                                   (1,457,202)    (1,500,007)
  Less treasury stock, at cost (50,000 shares) . . . . . . . . .       (3,237)        (3,237)
                                                                   ----------     ----------
  Total stockholders' deficiency . . . . . . . . . . . . . . . .   (1,460,439)    (1,503,244)
                                                                   ----------     ----------
                                                                  $ 1,447,531    $ 1,309,444
                                                                   ----------     ----------
                                                                   ----------     ----------


                            See accompanying notes to
                       consolidated financial statements.

                                       (4)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       1994        1993
                                                                       ----        ----
Cash flows from operating activities:
  Net loss. . . . .. . . . . . . . . . . . . . . . . . . . . . .   $ (57,127)  $ (55,689)
                                                                   ---------   ---------
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .      54,773      46,584
      Share of affiliates' net losses. . . . . . . . . . . . . .      17,282      18,712
      Amortization of deferred financing . . . . . . . . . . . .       1,040         794
      Amortization of deferred interest. . . . . . . . . . . . .       3,512       3,512
      Amortization of debenture discount . . . . . . . . . . . .          36          26
      Accretion of interest on debt. . . . . . . . . . . . . . .       8,617       7,791
      Loss on sale of programming interests, net . . . . . . . .           -         330
      Loss on sale of plant and equipment. . . . . . . . . . . .         753         183
      Changes in assets and liabilities net of effects
        of acquisition:
          Decrease in accounts receivable trade. . . . . . . . .       6,069         880
          Decrease in notes receivable, affiliates . . . . . . .         179         277
          Decrease (increase) in notes and other
            receivables. . . . . . . . . . . . . . . . . . . . .      (1,269)      2,906
          Increase in prepaid expenses . . . . . . . . . . . . .        (903)        (12)
          Decrease (increase) in advances to affiliates. . . . .         350      (2,307)
          Decrease in accounts payable . . . . . . . . . . . . .      (7,842)     (4,457)
          Increase in accrued interest . . . . . . . . . . . . .      11,143      14,231
          Decrease in accrued payroll and related benefits . . .      (2,722)       (577)
          Decrease in accrued franchise fees . . . . . . . . . .      (6,245)     (1,906)
          Decrease in accrued obligation, Olympics
            venture  . . . . . . . . . . . . . . . . . . . . . .           -     (50,000)
          Increase (decrease) in accrued liabilities, other. . .      (6,290)      1,363
          Increase in accounts payable to affiliates . . . . . .       1,970       3,480
                                                                   ---------   ---------
            Total adjustments. . . . . . . . . . . . . . . . . .      80,453      41,810
                                                                   ---------   ---------

    Net cash provided by (used in) operating activities. . . . .      23,326     (13,879)
                                                                   ---------   ---------


                             See accompanying notes
                      to consolidated financial statements.

                                       (5)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                             (Dollars in thousands)
                                   (Unaudited)
                                    continued


                                                                       1994        1993
                                                                       ----        ----
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .   $ (66,026)  $ (34,804)
  Proceeds from sale of plant and equipment. . . . . . . . . . .         620         240
  Additions to intangible assets . . . . . . . . . . . . . . . .         (11)          -
  Increase in acquisition related costs and deposits . . . . . .         (63)          -
  Proceeds from sale of programming interests. . . . . . . . . .           -         543
  Decrease (increase) in investments in affiliates . . . . . . .       2,351      (1,509)
  Decrease in other investments. . . . . . . . . . . . . . . . .         705         490
  Payments for acquisition, net of cash acquired . . . . . . . .     (98,911)          -
                                                                   ---------   ---------
    Net cash used in investing activities. . . . . . . . . . . .    (161,335)    (35,040)
                                                                   ---------   ---------
Cash flows from financing activities:
  Proceeds from bank debt. . . . . . . . . . . . . . . . . . . .     174,463     101,408
  Repayment of bank debt . . . . . . . . . . . . . . . . . . . .    (108,579)   (240,535)
  Proceeds from senior debt. . . . . . . . . . . . . . . . . . .       2,500       4,000
  Repayment of senior debt . . . . . . . . . . . . . . . . . . .      (6,000)     (4,000)
  Issuance of senior subordinated debentures . . . . . . . . . .           -     198,750
  Preferred stock dividends. . . . . . . . . . . . . . . . . . .        (442)       (442)
  Issuance of Redeemable Exchangeable Convertible
    Preferred Stock. . . . . . . . . . . . . . . . . . . . . . .     100,000           -
  Issuance of common stock . . . . . . . . . . . . . . . . . . .         374       2,553
  Increase (decrease) in obligation to related party . . . . . .      (4,218)      1,400
  Payments of capital lease obligations and other debt . . . . .        (641)       (822)
  Reduction of minority interest . . . . . . . . . . . . . . . .           -      (3,000)
  Additions to deferred financing and other costs. . . . . . . .        (798)     (5,931)
                                                                   ---------   ---------

    Net cash provided by financing activities. . . . . . . . . .     156,659      53,381
                                                                   ---------   ---------

Net increase in cash and cash equivalents. . . . . . . . . . . .      18,650       4,462

Cash and cash equivalents at beginning of year . . . . . . . . .      12,944       2,721
                                                                   ---------   ---------


Cash and cash equivalents at end of period . . . . . . . . . . .   $  31,594   $   7,183
                                                                   ---------   ---------
                                                                   ---------   ---------


                             See accompanying notes
                      to consolidated financial statements.

                                       (6)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


Note 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cablevision Systems Corporation and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.


Note 2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1994 and for the three month period ended March 31, 1994 and 1993 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1994.


Note 3.   LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation as their effect would be to decrease net loss per share.


Note 4.   CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately

                                       (7)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


Note 4.   CASH FLOWS (continued)

$33,998 and $28,623 for the three months ended March 31, 1994 and 1993, respectively. For the same periods, the Company's noncash financing activities included capital lease obligations of $22 and $64, respectively, incurred when the Company entered into leases for new equipment.


Note 5.   RECENT DEVELOPMENTS

On March 11, 1994, Cablevision of Cleveland, L.P. ("Cablevision Cleveland"), a partnership comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operates a cable television system in Cleveland, Ohio. The net cash purchase price for interests not previously owned by the Company (and excluding excess liabilities assumed by the Company) aggregated $104,000 including expenses. The cost of the acquisition was financed principally by borrowings under the Company's Credit Agreement, as hereinafter defined. Cablevision Cleveland is part of the Restricted Group.

The acquisition was accounted for as a purchase. The excess of the purchase price over the book value of the net assets acquired approximates $99,500 and will be allocated to the specific assets acquired when independent appraisals are completed. For purposes of these unaudited financial statements, the excess purchase price has been amortized over a period of 10 years.

On March 31, 1994, the Company issued 100,000 shares of a new series of preferred stock (the "Preferred Shares") to Toronto-Dominion Investments, Inc. in a private transaction. The Preferred Shares were sold for a purchase price of $1,000 per share and carry a liquidation preference of a like amount plus accrued and unpaid dividends. Dividends accrue at a floating rate of LIBOR plus
2.5 percent and are payable, at the Company's option, either in cash or in registered shares of Class A common stock with a value equalling 105 percent of the required dividend. Additional dividend payments may be required with respect to the availability of the dividend received deduction. The Preferred Shares are redeemable at any time at the option of the Company at par plus accrued and unpaid dividends to the redemption date and are convertible after March 31, 1995 into Class A common stock, at the option of the holder, at a conversion rate based on 95 percent of the average closing price of the Class A Common Stock for the twenty business days prior to conversion. Additionally, the

                                       (8)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


Note 5.   RECENT DEVELOPMENTS (continued)

holders of the Preferred Shares have the right to convert their shares in connection with certain change in control transactions (regardless of when they occur) into a number of shares of Class A Common Stock which would yield $100,000 based upon an auction process involving the Class A Common Stock issuable on such conversion or, at the holder's election, at a conversion rate based on 95 percent of the average closing price of the Class A Common Stock for the twenty business days prior to conversion. The Company has the right to suspend the conversion of the Preferred Shares from March 31, 1995 through March 31, 1997 as long as it is in compliance with its Restricted Group financial covenants and is current in dividend payments on the Preferred Shares.

The Preferred Shares are not transferrable except with the Company's consent, not to be unreasonably withheld. The Preferred Shares are exchangeable, at the option of the holder, into a separate series of preferred stock with terms substantially identical to the Preferred Shares, except that such series (i) are not convertible into common stock or exchangeable for any other class of securities, and (ii) are freely transferable. The Company has granted registration rights with respect to the common stock issuable upon a conversion of the Preferred Shares and with respect to the series of preferred stock into which the Preferred Shares are exchangeable. Also, if the Company completes an offering on non-convertible, non-exchangeable shares of preferred stock, Preferred Shares, if not previously exchanged or converted, also may be converted into a new series of preferred stock having terms identical to or based upon the other series issued by the Company.

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

                                       (9)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


Note 6.   INCOME TAXES

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

The tax effects of temporary differences resulting in a net deferred tax asset and the corresponding valuation allowance at March 31, 1994 amounted to approximately $437,193.

The Company has provided a valuation allowance for the total amount of the net deferred tax assets since realization of these assets was not assured due principally to the Company's history of operating losses. The amounts of net deferred tax assets and corresponding valuation allowance increased by $21,847 during the three month period ended March 31, 1994. Also, in connection with acquisitions made prior to 1993, the Company recorded certain fair value adjustments net of their tax effects.

Note 7.   RESTRUCTURING CHARGE

The Company recorded a one time charge of $4,306 in the three month period ended March 31, 1994 to provide for severance and other costs incurred related to a restructuring of its operations. This restructuring was undertaken in response to recent Federal Communications Commission mandated rate reductions in substantially all of the Company's cable television systems.

                                      (10)

                         CABLEVISION SYSTEMS CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

RECENT CABLE TELEVISION REGULATIONS


The Company is still in the process of analyzing the recently released FCC rate regulations and assessing the impact of such regulations on its operations. Based on its preliminary analysis, however, the Company believes that this most recent round of rate regulations will result in a regulated revenue decrease of approximately 5%, or less than 3% of total revenues. The Company estimates from its preliminary analysis that the revenue reduction will result in an approximate 5% decrease in operating cash flow (operating profit before depreciation and amortization). In addition, the Company is exploring its options regarding cost of service showings in several of its cable television systems to further mitigate this potential decrease.

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

The following table details the Company's results of operations for individual income statement line items as a percentage of net revenues for each of the periods presented, and shows the (increase) or decrease in net loss attributable to the change in that line item.

                                      (11)

                         CABLEVISION SYSTEMS CORPORATION


                                                 Three Months Ended March 31,
                                      --------------------------------------------------
                                               1994                        1993
                                      ----------------------     -----------------------    (Increase)
                                                    % of Net                    % of Net     Decrease
                                       Amount       Revenues       Amount       Revenues    in Net loss
                                       ------       --------       ------       --------    -----------
                                                    (Dollars in thousands)
Net revenues . . . . . . . . . . . .  $ 176,087       100%       $ 157,023        100%      $  19,064

Operating expenses:
  Technical. . . . . . . . . . . . .     66,036         38          57,503          37         (8,533)
  Selling, general &
    administrative . . . . . . . . .     29,819         17          35,763          23          5,944
  Restructuring charge . . . . . . .      4,306          2               -           -         (4,306)
                                      ---------                  ---------                  ---------
Operating cash flow. . . . . . . . .     75,926         43          63,757          41         12,169
Depreciation and
  amortization . . . . . . . . . . .     54,773         31          46,584          30         (8,189)
                                      ---------                  ---------                  ---------
Operating profit . . . . . . . . . .     21,153         12          17,173          11          3,980
Other income (expense):
  Interest expense, net. . . . . . .    (58,447)       (33)        (54,630)        (35)        (3,817)
  Share of affiliates' net loss. . .    (17,282)       (10)        (18,712)        (12)         1,430
  Provision for preferential
    payment to related party . . . .     (1,400)        (1)         (1,400)         (1)             -
  Loss on sale of programming
    interests, net . . . . . . . . .          -          -            (330)          -            330
  Minority interest. . . . . . . . .          -          -           3,000           2         (3,000)
  Miscellaneous, net . . . . . . . .     (1,151)        (1)           (790)         (1)          (361)
                                      ---------                  ---------                  ---------
Net loss . . . . . . . . . . . . . .  $ (57,127)       (32)%     $ (55,689)        (35)%    $  (1,438)
                                      ---------                  ---------                  ---------
                                      ---------                  ---------                  ---------

Currently payable interest
  expense. . . . . . . . . . . . . .  $  45,463       26 %       $  42,854        27 %
                                      ---------                  ---------
                                      ---------                  ---------

                                      (12)

                         CABLEVISION SYSTEMS CORPORATION


NET REVENUES for the three months ended March 31, 1994 increased by approximately $19.1 million (12%) over the corresponding 1993 period. Growth in the average number of subscribers (up 115,900 or 9%) during the first quarter of 1994 contributed $13.2 million (8%) of the increase. Increases in other revenues, consisting of pay-per-view, installation advertising and other, offset partially by a decrease in average revenue per subscriber (attributable to FCC rate adjustments mentioned above) amounted to $3.9 million (3%). The remaining increase of $2.0 million (1%) was attributable to the North Coast Cable acquisition.

TECHNICAL EXPENSES increased $8.5 million (15%) for the three months ended March 31, 1994 as compared to the same period in 1993 primarily from increased costs directly associated with the growth in revenues mentioned above. As a percentage of revenues, such expenses increased 1% in the 1994 period compared to 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $5.9 million (17%) for the three months ended March 31, 1994 compared to the same period in 1993. The decrease comprises the reversal of $8.8 million in charges in the 1994 period related to an incentive stock plan, reflecting the decrease in the market price of the Company's Class A Common Stock from $67-7/8 at December 31, 1993 to $53-7/8 at March 31, 1994. $3.2 million related to this plan had been expensed in the 1993 period. Excluding the effects of the incentive stock plan expense and subsequent adjustment, selling, general and administrative expenses would have increased by $6.0 million (18%) attributable to general cost increases, including higher customer service, sales and marketing costs (a portion of which relates to compliance with FCC rate regulation). As a percentage of revenues, excluding the incentive stock plan expense and related adjustments referred to above, selling, general and administrative expenses would have increased 1% in the 1994 period compared to the same 1993 period.

RESTRUCTURING CHARGE The Company recorded a one time charge of $4.3 million in the three month period ended March 31, 1994 to provide for severance and other costs incurred as part of a restructuring of its operations which was undertaken in response to recent FCC mandated rate reductions in substantially all of its cable television systems.

OPERATING CASH FLOW, excluding the effects of the restructuring charge and the incentive stock plan expense and related adjustments in each of the periods presented, discussed above, increased $4.5 million (7%), to $71.4 million from $66.9 million, for the three months ended March 31, 1994 as compared to the same period in 1993 as the combined result of the revenue and expense increases discussed above.

                                      (13)

                         CABLEVISION SYSTEMS CORPORATION


DEPRECIATION AND AMORTIZATION EXPENSE increased $8.2 million (18%) for the three months ended March 31, 1994 as compared to the same 1993 period as a result of increased depreciation charges on capital expenditures made during 1994 and 1993, offset to some extent by decreased depreciation charges on assets which became fully depreciated during the periods.

NET INTEREST EXPENSE increased $3.8 million (7%) during the three months ended March 31, 1994 as compared to the corresponding 1993 period. The increase resulted from the net effect of the Company's issuances of senior subordinated debentures, the proceeds of which were used to repay bank debt which bore lower average rates than the debentures.

SHARE OF AFFILIATES' NET LOSSES for the three months ended March 31, 1994 decreased $1.4 million (8%), from $(18,712) in 1993 to $(17,282) in 1994. Such amounts consist primarily of the Company's share in the net loss of A-R Cable Services, Inc. ("A-R Cable") and in the net income or loss of certain programming businesses in which the Company has varying ownership interests.

PROVISION FOR PREFERENTIAL PAYMENT TO RELATED PARTY for both periods consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992.

MINORITY INTEREST in 1993 represents U.S. Cable Television Group, L.P.'s ("U.S. Cable") share of losses in a subsidiary ("VC Holding") of V Cable, Inc. ("V Cable"), limited to its $3.0 million investment. At December 31, 1992, as part of a restructuring and reorganization involving the Company's unrestricted subsidiary V Cable, U.S. Cable acquired a 19% interest in VC Holding for $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an unrestricted group of certain subsidiaries which includes V Cable (including VC Holding), CNYC, Rainbow Programming Holdings, Inc. ("Rainbow Programming"), CV Radio Associates ("WKNR") and Rainbow Advertising Sales Corporation ("Rainbow Advertising"). The Restricted Group, V Cable and CNYC are individually and separately financed. To the extent necessary, equity funding for CNYC will, however, be provided by the Restricted Group. Rainbow Programming does not have external financing and its cash requirements have been financed to date by the Restricted Group, although one of the programming businesses in which Rainbow Programming invests has separate financing. WKNR and Rainbow Advertising do not have external financing and have been financed to date by the Restricted Group.

                                      (14)

                         CABLEVISION SYSTEMS CORPORATION


The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the three months ended March 31, 1994. (Rainbow Programming, Rainbow Advertising and WKNR are included in "Other Unrestricted Subsidiaries".)

                                                                          Other       Cablevision
                               Restricted                              Unrestricted     Systems
                                 Group         V Cable       CNYC      Subsidiaries   Corporation
                               ----------      -------      ------     ------------   -----------
                                             (Dollars in thousands)
Net revenues                    $101,809      $ 34,796     $ 32,135      $  7,347     $  176,087

Operating expenses:
  Technical                       36,568        13,530       15,033           905         66,036
  Selling, general and
    administrative                11,875         4,015        9,789         4,140         29,819
  Restructuring charge             4,113           193            -             -          4,306
  Depreciation and
    amortization                  26,764        20,055        7,170           784         54,773
                              ----------    ----------   ----------    ----------     ----------
Operating profit
  (loss)                        $ 22,489 (1)  $ (2,997)    $    143 (1)  $  1,518       $ 21,153
                              ----------    ----------   ----------    ----------     ----------
                              ----------    ----------   ----------    ----------     ----------

Currently payable
  interest expense              $ 31,942      $ 11,218     $  2,297      $      6       $ 45,463
                              ----------    ----------   ----------    ----------     ----------
                              ----------    ----------   ----------    ----------     ----------

Total interest expense          $ 32,687      $ 23,312     $  2,663      $      6       $ 58,668
                              ----------    ----------   ----------    ----------     ----------
                              ----------    ----------   ----------    ----------     ----------

Senior debt                     $423,696      $838,038     $145,016      $      4     $1,406,754
                              ----------    ----------   ----------    ----------     ----------
                              ----------    ----------   ----------    ----------     ----------

Subordinated debt               $822,817      $      -     $      -      $      -     $  822,817
                              ----------    ----------   ----------    ----------     ----------
                              ----------    ----------   ----------    ----------     ----------

Obligation to related
  party                         $      -      $      -     $ 87,401 (2)  $      -     $   87,401
                              ----------    ----------   ----------    ----------     ----------
                              ----------    ----------   ----------    ----------     ----------

Deficit investment in
  affiliate                     $321,558      $      -     $      -      $      -     $  321,558
                              ----------    ----------   ----------    ----------     ----------
                              ----------    ----------   ----------    ----------     ----------
Capital expenditures            $ 41,171      $  2,396     $ 22,248      $    302     $   66,026 (3)
                              ----------    ----------   ----------    ----------     ----------
                              ----------    ----------   ----------    ----------     ----------

(1) Includes management fees from CNYC of $1,124, payment of which is restricted under the CNYC Credit Agreement.
(2) Obligation of NYC LP Corp., a wholly-owned Unrestricted Group subsidiary, relating to the CNYC Acquisition, which obligation has been guaranteed by the Company.
(3)  includes intercompany elimination of $91.

                                      (15)

                         CABLEVISION SYSTEMS CORPORATION


At March 31, 1994, the Company's consolidated debt was $2,317.0 million (excluding the Company's deficit investment in A-R Cable of $321.9 million), of which $838.0 million represented V Cable's debt and $232.4 million represented CNYC's debt including the $87.4 million obligation to a related party.

RESTRUCTURING

In the first quarter of 1994, the Company recorded a one-time charge of approx-imately $4.3 million related to a reduction in manpower of 138 employees, or approximately 4% of total employees in the Company's consolidated operations. These costs will be paid by the Company during the remainder of 1994. The Company anticipates savings of approximately $10 million during the remainder of 1994 and $15 million in 1995 directly attributable to this manpower reduction.

RESTRICTED Group

On March 31, 1994, the Company issued and sold 100,000 shares of a new series of preferred stock to Toronto-Dominion Investments, Inc. in a private transaction. The proceeds of $100.0 million were used to repay bank debt. For a further description, see Note 5 "Recent Developments".

The Company is party to a credit facility with a group of banks led by Toronto-Dominion (Texas) as agent, (the "Credit Agreement"). The maximum amount available to the Restricted Group under the Credit Agreement is $688.8 million with a final maturity at December 31, 2000. The facility consists of a $287.3 million term loan, which began amortizing on a scheduled quarterly basis on December 31, 1993 with 68% being amortized by December 31, 1998 and a $401.5 million revolving loan with scheduled facility reductions starting on December 31, 1993 resulting in a 66.25% reduction by December 31, 1998. On May 5, 1994, the Restricted Group had outstanding bank borrowings of $346.1 million. An additional $18.4 million was reserved under the Credit Agreement for letters of credit issued on behalf of the Company.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $334.8 million at May 5, 1994. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

The amount outstanding under a separate credit agreement for the Company's New Jersey subsidiary ("CNJ"), which is part of the Restricted Group, was $57.8 million as of May 5, 1994. The Company and CNJ are jointly and severally liable for this debt. On March 31, 1993, the CNJ revolving facility converted to an amortizing term loan.

                                      (16)

                         CABLEVISION SYSTEMS CORPORATION

The CNJ facility began amortizing on a scheduled quarterly basis on June 30, 1993 with 68.25% being amortized by December 31, 1998.

As of March 31, 1994 the Company had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $200.0 million, on which its pays a fixed rate of interest and receives a variable rate of interest for periods ranging from one to four years. The average effective annual interest rate on all bank debt outstanding at March 31, 1994 was approximately 7.5%.

The Restricted Group made capital expenditures of approximately $41.2 million during the first quarter of 1994, primarily in connection with system upgrades, the expansion of existing cable plant to pass additional homes and other general capital needs.

The cable systems located in New York State that are owned by the Restricted Group and VC Holding are subject to agreements (the "New York Upgrade Agreements") with the New York State Commission on Cable Television (the "New York Cable Commission"). The New York Upgrade Agreement applicable to the Restricted Group requires the substantial upgrade of its systems, ultimately to a 77 channel capacity by 1995-1996, subject to certain minor exceptions. As part of this planned upgrade of the Restricted Group's New York systems, the Company expects to use fiber optic cable extensively in its trunk and distribution networks. The Company believes that the remaining portion of the upgrade as of December 31, 1993, will cost up to an additional $80.0 million which would be spent during the period 1994 to 1996. In addition, the Company anticipates upgrading certain of its New York systems beyond the level required by the New York Upgrade Agreements along with upgrading certain other of its Restricted Group systems. The Company anticipates that the capital costs of these additional upgrades may be substantial.

In July 1992, the Company acquired substantially all of the remaining interests in CNYC. CNYC is separately financed by a $185 million bank credit agreement. Under an agreement with the City of New York, the Company undertook to make aggregate equity contributions in Phases III, IV and V of CNYC of $71.0 million
or such lesser amount as the CNYC banks deem necessary.   Recourse by the City
of New York with respect to such obligation is limited to remedies available under the CNYC franchises. As of May 1, 1994, the Restricted Group had advanced $48.2 million of equity to CNYC and had the ability to invest the balance of the $71.0 million in CNYC. Under the CNYC purchase agreement, the Restricted Group has guaranteed an annual payment to Charles F. Dolan, the chairman and chief executive officer of the Company of $5.6 million (the "Annual Payment" as defined) and a $40.0 million minimum payment (the "Minimum Payment", as defined). The Minimum Payment can be made in either cash or stock at the Company's option. Under its Credit Agreement, the Company is currently prohibited from paying the Minimum Payment and any amounts in respect of the Preferred Payment in cash.

                                      (17)

                         CABLEVISION SYSTEMS CORPORATION

The Company believes that, for the Restricted Group, and based upon a preliminary analysis of the impact of the revised FCC rate regulations referred to above, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through December 31, 1995 (i) to meet its debt service requirements including its amortization requirements under the Credit Agreement, (ii) to fund its normal capital expenditures, including the required upgrades under the New York Upgrade Agreement, and (iii) to fund its anticipated investments, including its $75 million investment in Rainbow Programming in connection with Rainbow Programming's purchase of Liberty Media's 50% interest in American Movie Classics Company, the $5.6 million annual payments to Charles Dolan in connection with the CNYC Acquisition and the equity requirements in connection with the build out of the CNYC cable systems.

As a result of the new FCC rate regulations discussed above, the Company is re-examining its plan to spin-off its programming operations to shareholders and is reviewing the planned acquisition of Sutton Capital, which operates Cable Television systems in Monmouth County, New Jersey and Framingham, Massachusetts.

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

Under the terms of its Credit Agreement, as amended, the Company is permitted to make unspecified investments of up to $200 million, which include the Company's planned investment in Rainbow Programming, in any remaining equity contributions to CNYC and any equity contributions the Company may make to A-R Cable and V Cable.

The terms of the instruments governing A-R Cable's and V Cable's indebtedness prohibit transfer of funds (except for certain payments related to corporate overhead allocations by A-R Cable and V Cable and pursuant to an income tax allocation agreement with respect to V Cable) from A-R Cable and V Cable to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. Payments to the Restricted Group in respect of its investments in and advances to Cablevision of Chicago and Cablevision of Boston are also presently prohibited by the terms of those companies' applicable debt instruments and are expected to be prohibited for the foreseeable future. The Restricted Group does not expect that such limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

                                      (18)

                         CABLEVISION SYSTEMS CORPORATION


V CABLE

The new long-term credit facilities extended by General Electric Capital Corporation ("GECC") to V Cable and VC Holding in connection with the reorganization of the Company's subsidiary, V Cable (the "V Cable Reorganization"), refinanced all of V Cable's pre-existing debt on December 31, 1992. Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $22.8 million, as of March 31, 1994, which loan accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. In addition, GECC has extended to VC Holding a $505.0 million, as of September 30, 1993, term loan (the "Series A Term Loan"), a $25 million revolving line of credit (the "Revolving Line") of which $2.5 million was outstanding at March 31, 1994 and a $227.2 million, as of March 31, 1994, term loan (the "Series B Term Loan") all three of which comprise the VC Holding Credit Agreement. The Series A Term Loan and any amounts drawn under the Revolving Line pay current cash interest and mature on December 31, 2001. The Series B Term Loan does not pay cash interest but rather accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. On May 5, 1994 VC Holding had amounts outstanding under the Revolving Line and had letters of credit issued approximating $1.8 million. Accordingly, unrestricted and undrawn funds under the VC Holding Revolving Line amounted to approximately $23.2 million on May 5, 1994.

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable, the present value of which amounted to $80.5 million at March 31, 1994.

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

                                      (19)

                         CABLEVISION SYSTEMS CORPORATION


V Cable made capital expenditures of approximately $2.4 million during the first quarter of 1994, primarily in connection with the expansion of existing cable plant to pass additional homes and for system upgrades and other general capital needs. The New York Upgrade Agreement applicable to V Cable requires the substantial upgrade of its systems in New York State, ultimately to a 77 channel capacity in 1995. In 1992 V Cable completed the first phase of this required upgrade, under which it expanded all of its New York cable systems to a 52 channel capacity. The Company believes that the upgrade of V Cable's New York systems from 52 to 77 channels will cost up to an additional $9.9 million, as of December 31, 1993, which would be spent during 1994 and 1995.

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

At May 5, 1994 CNYC had outstanding bank borrowings of $151.1 million and an additional $7.2 million was reserved under the CNYC Credit Agreement for letters of credit issued on behalf of CNYC. Unrestricted and undrawn funds available to CNYC under the most restrictive borrowing conditions of the CNYC Credit Agreement amounted to approximately $26.7 million on May 5, 1994.

As of May 5, 1994 the Restricted Group had contributed $48.2 million to CNYC.

                                      (20)

                         CABLEVISION SYSTEMS CORPORATION


CNYC made capital expenditures of approximately $22.2 million in the first quarter of 1994. At March 31, 1994, the cost to complete CNYC construction was
estimated at    $111.1 million.  CNYC expects the remaining costs for all CNYC construction will be financed by the amounts available under the CNYC Credit Agreement, committed equity contributions and cash flow generated from operations. To eliminate the need for further equity contributions, CNYC expects to refinance the CNYC Credit Facility in 1994 to provide for additional amounts to complete construction.

Substantially all of the assets of the Phase Partnerships (as well as the interests in the Phase Partnerships held directly or indirectly by the Company and Mr. Dolan) are pledged to secure the obligations to the banks under the CNYC Credit Facility.

The Company is party to a management agreement with CNYC which requires the Company to provide management assistance to CNYC in exchange for 3-1/2% of gross revenues, as defined, plus reimbursement of general and administrative expenses and overhead. Payment of the 3-1/2% management fee is restricted under the CNYC Credit Facility, although a one time payment of $2.4 million was made to the Company in 1992 as permitted by the CNYC bank group. Unpaid management fees accrue interest at a rate equal to 2% above the average borrowing rate of CNYC under the CNYC Credit Agreement, compounded quarterly. As of March 31, 1994, CNYC owed the Company approximately $8.3 million for unpaid management fees and accrued interest thereon.

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

                                      (21)

                         CABLEVISION SYSTEMS CORPORATION


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

                                      (22)

                         CABLEVISION SYSTEMS CORPORATION


                          Part II.    Other Information



Item 1.   Legal Proceedings

          The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on the financial position of the Company.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.   None

          (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                                      (23)

                         CABLEVISION SYSTEMS CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CABLEVISION SYSTEMS CORPORATION
                                             Registrant




Date:       May 10, 1994                 /s/William J. Bell
       -----------------------     -------------------------------------------
                                   By:  William J. Bell, as Vice Chairman of
                                        Cablevision Systems Corporation




Date:       May 10, 1994                 /s/Barry J. O'Leary
       -----------------------     -------------------------------------------
                                   By:  Barry J. O'Leary, as Senior Vice
                                   President - Finance and Treasurer of
                                   Cablevision Systems Corporation




Date:       May 10, 1994                  /s/Jerry Shaw
       -----------------------     -------------------------------------------
                                   By:  Jerry Shaw, as Vice President and
                                        Controller of Cablevision Systems
                                        Corporation

                                      (24)