Form 10-Q
period 1994-06-30
CABLEVISION SYSTEMS CORP
filed 1994-08-15
CIK 784681

FORM 10-Q

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1994
                               ---------------------------------------

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

   For the transition period from ___________________ to _____________________

                 Commission File Number:          1-9046
                                          ----------------------
                          Cablevision Systems Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            11-2776686
- - -------------------------------                        ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                    11797
- - ---------------------------------------                -------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (516) 364-8450
                                                        ------------------

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

Number of shares of common stock outstanding as of August 2, 1994:
                         Class A Common Stock 11,213,501
                         Class B Common Stock 12,287,622


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                   Six Months Ended             Three Months Ended
                                                        June 30,                      June 30,
                                                ----------------------         ---------------------
                                                  1994           1993           1994           1993
                                                 ------         ------         ------         ------
Revenues-net . . . . . . . . . . . . . . . .   $ 368,177      $ 325,193      $ 192,090      $ 168,170
                                               ---------      ---------      ---------      ---------
Operating expenses:
 Technical . . . . . . . . . . . . . . . . .     134,640        117,625         68,604         60,122
 Selling, general and
  administrative . . . . . . . . . . . . . .      72,404         76,636         42,585         40,873
 Restructuring charge. . . . . . . . . . . .       4,306              -              -              -
 Depreciation and amortization . . . . . . .     110,095         93,054         55,322         46,470
                                               ---------      ---------      ---------      ---------
                                                 321,445        287,315        166,511        147,465
                                               ---------      ---------      ---------      ---------

     Operating profit. . . . . . . . . . . .      46,732         37,878         25,579         20,705
                                               ---------      ---------      ---------      ---------

Other income (expense):
 Interest expense. . . . . . . . . . . . . .    (118,586)      (114,253)       (59,918)       (59,276)
 Interest income . . . . . . . . . . . . . .         492            935            271            588
 Share of affiliates' net losses . . . . . .     (34,257)       (26,229)       (16,975)        (7,517)
 Loss on sale of programming interests, net            -           (330)             -              -
 Provision for preferential payment to
  related party. . . . . . . . . . . . . . .      (2,800)        (2,800)        (1,400)        (1,400)
 Minority interest . . . . . . . . . . . . .           -          3,000              -              -
 Miscellaneous . . . . . . . . . . . . . . .      (3,432)        (2,676)        (2,281)        (1,886)
                                               ---------      ---------      ---------      ---------
                                                (158,583)      (142,353)       (80,303)       (69,491)
                                               ---------      ---------      ---------      ---------

Net loss . . . . . . . . . . . . . . . . . .    (111,851)      (104,475)       (54,724)       (48,786)

Dividend requirements applicable to preferred
 stocks. . . . . . . . . . . . . . . . . . .      (2,054)          (442)        (1,833)          (221)
                                               ---------      ---------      ---------      ---------
Net loss applicable to common
 shareholders. . . . . . . . . . . . . . . .   $(113,905)     $(104,917)    $  (56,557)    $  (49,007)
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------

Net loss per common share. . . . . . . . . .   $   (4.88)     $   (4.62)    $    (2.42)    $    (2.15)
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------

Average number of common shares
 outstanding (in thousands). . . . . . . . .      23,323         22,731         23,368         22,761
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------


                            See accompanying notes to
                       consolidated financial statements.


                                       (2)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                        June 30,    December 31,
                                                        --------    ------------
                                                          1994          1993
                                                          ----          ----
                                                       (Unaudited)
   ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . $   17,399   $   12,944

Marketable securities. . . . . . . . . . . . . . . . .        835          835

Accounts receivable, trade (less allowance for
 doubtful accounts of $6,790 and $5,055) . . . . . . .     54,505       49,211

Notes receivable, affiliates . . . . . . . . . . . . .      2,504        2,858

Notes and other receivables. . . . . . . . . . . . . .     12,373        8,730

Prepaid expenses . . . . . . . . . . . . . . . . . . .      6,749        6,236

Property, plant and equipment, net . . . . . . . . . .    733,258      643,499

Investments in affiliates. . . . . . . . . . . . . . .     33,416       27,574

Advances to affiliates . . . . . . . . . . . . . . . .     37,071       38,157

Acquisition related costs and deposits . . . . . . . .     37,279       16,737

Other investments, at cost . . . . . . . . . . . . . .      1,353        1,971

Subscriber lists, net of accumulated amortization of
 $253,481 and $237,456 . . . . . . . . . . . . . . . .     23,774       39,799

Franchises, net of accumulated amortization of
 $199,767 and $183,599 . . . . . . . . . . . . . . . .    115,238      131,362

Excess cost over fair value of net assets acquired
 and other intangible assets, net of accumulated
 amortization of $189,790 and $174,211 . . . . . . . .    305,946      221,790

Deferred financing, acquisition and other costs,
 net of accumulated amortization of
 $23,993 and $20,780 . . . . . . . . . . . . . . . . .     50,505       51,550

Deferred interest expense, net of accumulated
 amortization of $21,071 and $14,047 . . . . . . . . .     49,167       56,191
                                                       ----------   ----------
                                                       $1,481,372   $1,309,444
                                                       ----------   ----------
                                                       ----------   ----------


                            See accompanying notes to
                       consolidated financial statements.


                                       (3)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                  June 30,   December 31,
                                                                    1994         1993
                                                                    ----         ----
                                                                (unaudited)
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $   100,350  $   100,017
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .       30,103       29,172
  Payroll and related benefits . . . . . . . . . . . . . . . .       29,966       27,068
  Franchise fees . . . . . . . . . . . . . . . . . . . . . . .       14,334       18,809
  Litigation settlement and related matters. . . . . . . . . .        4,227        4,227
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,993       73,902
Accounts payable to affiliates . . . . . . . . . . . . . . . .       23,194       16,236
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . .      616,325      480,079
Senior debt. . . . . . . . . . . . . . . . . . . . . . . . . .      844,056      832,866
Senior subordinated debentures . . . . . . . . . . . . . . . .      822,855      822,781
Obligation to related party. . . . . . . . . . . . . . . . . .       88,748       91,619
Capital lease obligations and other debt . . . . . . . . . . .       15,188        8,154
                                                                -----------  -----------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . .    2,656,339    2,504,930
                                                                -----------  -----------

Deficit investment in affiliate. . . . . . . . . . . . . . . .      336,896      307,758
                                                                -----------  -----------

Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, 110,622 shares issued
    ($100 per share liquidation preference). . . . . . . . . .            1            1
  8% Series D Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, none issued ($100 per
    share liquidation preference). . . . . . . . . . . . . . .            -            -
  Series E Redeemable Exchangeable Convertible Preferred
    Stock, $.01 par value, 100,000 shares authorized and
    issued ($1,000 per share liquidation preference) . . . . .            1            -
  Class A Common Stock, $.01 par value, 50,000,000 shares
    authorized, 11,022,127 and 10,853,607 shares issued. . . .          110          108
  Class B Common Stock, $.01 par value, 20,000,000 shares
    authorized, 12,411,532 shares issued . . . . . . . . . . .          124          124
  Par value less than (in excess of) capital contributed . . .       25,028      (80,255)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (1,533,890)  (1,419,985)
                                                                -----------  -----------
                                                                 (1,508,626)  (1,500,007)
  Less treasury stock, at cost (50,000 shares) . . . . . . . .       (3,237)      (3,237)
                                                                -----------  -----------
  Total stockholders' deficiency . . . . . . . . . . . . . . .   (1,511,863)  (1,503,244)
                                                                -----------  -----------
                                                                $ 1,481,372  $ 1,309,444
                                                                -----------  -----------
                                                                -----------  -----------


                            See accompanying notes to
                       consolidated financial statements.


                                       (4)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                             (Dollars in thousands)
                                   (Unaudited)



                                                                      1994        1993
                                                                     ------      ------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(111,851)  $(104,475)
                                                                   ---------   ---------
 Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .     110,095      93,054
     Share of affiliates' net losses . . . . . . . . . . . . . .      34,257      26,229
     Amortization of deferred financing. . . . . . . . . . . . .       2,105       1,659
     Amortization of deferred interest . . . . . . . . . . . . .       7,024       7,024
     Amortization of debenture discount. . . . . . . . . . . . .          74          63
     Accretion of interest on debt . . . . . . . . . . . . . . .      17,190      15,582
     Loss on sale of programming interests, net. . . . . . . . .           -         330
     Loss on sale of plant and equipment . . . . . . . . . . . .       1,405         347
     Changes in assets and liabilities net of effects
       of acquisition:
         Increase in accounts receivable trade . . . . . . . . .      (4,202)     (4,526)
         Decrease in notes receivable, affiliates. . . . . . . .         354         456
         Decrease (increase) in notes and other
           receivables . . . . . . . . . . . . . . . . . . . . .      (2,513)      3,002
         Decrease (increase) in prepaid expenses . . . . . . . .        (360)      1,074
         Decrease in advances to affiliates. . . . . . . . . . .           7       2,220
         Increase (decrease) in accounts payable . . . . . . . .      (6,776)      6,218
         Increase in accrued interest. . . . . . . . . . . . . .         609      11,278
         Increase in accrued payroll and related benefits. . . .       2,882       6,442
         Decrease in accrued franchise fees. . . . . . . . . . .      (4,475)     (4,009)
         Decrease in accrued obligation, Olympics
           venture . . . . . . . . . . . . . . . . . . . . . . .           -     (50,000)
         Increase (decrease) in accrued liabilities, other . . .      (9,457)     16,374
         Increase in accounts payable to affiliates. . . . . . .       6,958       2,155
                                                                   ---------   ---------
           Total adjustments . . . . . . . . . . . . . . . . . .     155,177     134,972
                                                                   ---------   ---------

   Net cash provided by operating activities . . . . . . . . . .      43,326      30,497
                                                                   ---------   ---------


                             See accompanying notes
                      to consolidated financial statements.


                                       (5)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                             (Dollars in thousands)
                                   (Unaudited)
                                    continued



                                                                  1994          1993
                                                                 ------        ------
Cash flows from investing activities:
 Capital expenditures. . . . . . . . . . . . . . . . . . .     $(122,575)    $ (82,896)
 Proceeds from sale of plant and equipment . . . . . . . .           832           694
 Additions to intangible assets. . . . . . . . . . . . . .           (44)            -
 Increase in acquisition related costs and deposits. . . .       (26,483)            -
 Proceeds from sale of programming interests . . . . . . .             -           543
 Purchase of marketable securities . . . . . . . . . . . .             -           (83)
 Decrease (increase) in investments in affiliates. . . . .         2,513          (303)
 Decrease in other investments . . . . . . . . . . . . . .           618           408
 Payments for acquisition, net of cash acquired. . . . . .      (120,848)            -
                                                               ---------     ---------
   Net cash used in investing activities . . . . . . . . .      (265,987)      (81,637)
                                                               ---------     ---------
Cash flows from financing activities:
 Proceeds from bank debt . . . . . . . . . . . . . . . . .       261,325       153,908
 Repayment of bank debt. . . . . . . . . . . . . . . . . .      (125,079)     (369,680)
 Proceeds from senior debt . . . . . . . . . . . . . . . .         2,500        12,750
 Repayment of senior debt. . . . . . . . . . . . . . . . .        (8,500)      (11,750)
 Issuance of senior subordinated debentures. . . . . . . .             -       348,396
 Preferred stock dividends . . . . . . . . . . . . . . . .        (2,054)         (442)
 Net proceeds from issuance of Redeemable
   Exchangeable Convertible Preferred Stock. . . . . . . .        98,625             -
 Issuance of common stock. . . . . . . . . . . . . . . . .         6,661         2,887
 Decrease in obligation to related party . . . . . . . . .        (2,871)         (813)
 Payments of capital lease obligations and other debt. . .        (1,323)       (1,372)
 Reduction of minority interest. . . . . . . . . . . . . .             -        (3,000)
 Additions to deferred financing and other costs . . . . .        (2,168)      (10,839)
                                                               ---------     ---------

  Net cash provided by financing activities. . . . . . . .       227,116       120,045
                                                               ---------     ---------

Net increase in cash and cash equivalents. . . . . . . . .         4,455        68,905

Cash and cash equivalents at beginning of year . . . . . .        12,944         2,721
                                                               ---------     ---------


Cash and cash equivalents at end of period . . . . . . . .    $   17,399     $  71,626
                                                               ---------     ---------
                                                               ---------     ---------


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


Note 2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of June 30, 1994 and for the six and three month periods ended June 30, 1994 and 1993 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

$91,262 and $78,647 for the six months ended June 30, 1994 and 1993, respectively. For the same periods, the Company's noncash financing activities included capital lease obligations of $4,020 and $64, respectively, incurred when the Company entered into leases for new equipment.


Note 5.   RECENT DEVELOPMENTS

On March 11, 1994, Cablevision of Cleveland, L.P. ("Cablevision Cleveland"), a partnership comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operates a cable television system in Cleveland, Ohio (the "North Coast Cable Acquisition"). The net cash purchase price for interests not previously owned by the Company (and excluding excess liabilities assumed by the Company) aggregated $104,200 including expenses. The cost of the acquisition was financed principally by borrowings under the Company's Credit Agreement, as hereinafter defined. Cablevision Cleveland is part of the Restricted Group.

On March 31, 1994, the Company issued 100,000 shares of a new series of preferred stock (the "Preferred Shares") to Toronto-Dominion Investments, Inc. in a private transaction. The Preferred Shares were sold for a purchase price of $1,000 per share and carry a liquidation preference of a like amount plus accrued and unpaid dividends.

On June 14, 1994, the Company and Cablevision of Boston Limited Partnership ("Cablevision Boston") entered into an agreement which is designed to give the Company full ownership of Cablevision Boston. The agreement provides for the acquisition by the Company of the interests of Cablevision Boston which it does not already own in a series of transactions. The Company and Cablevision Boston have filed with the Securities and Exchange Commission a Consent Solicitation Statement/Prospectus with respect to the proposed transactions. Each of the transactions is subject to a number of conditions, including the approval by the limited partners of Cablevision Boston who are unaffiliated with the general partners of Cablevision Boston. Consummation of the transactions would result in the limited partners in Cablevision Boston receiving Class A Common Stock with an expected aggregate market value of approximately $40.25 million.


                                       (8)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


On June 30, 1994, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and E.M. Warburg, Pincus & Co., Inc. completed the purchase of certain assets of Nashoba Communications, a group of three limited partnerships, for a purchase price of approximately $90 million of which $55 million was provided by a senior credit facility secured by the assets of such systems. The remainder of the purchase price was provided by equity contributions and subordinated loans from the partners in A-R Cable Partners. The Company's $13.4 million share of such funds was provided through drawings under the Restricted Group credit facility.

On July 11, 1994, Rainbow Programming completed the purchase of Liberty Media's 50% interest in American Movie Classics Company ("AMCC") for a purchase price of approximately $180 million, increasing Rainbow Programming's interest in AMCC to 75%, with the result that AMCC's results of operations will be consolidated with those of the Company as of the date of acquisition. See "Liquidity and Capital Resources - Rainbow Programming".

On August 8, 1994, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision") and Riverview Cablevision Associates, L.P. ("Riverview Cablevision") consisting of cable television systems in New Jersey. Also on such date Cablevision of Framingham Holdings, Inc. ("CFHI"), a corporation jointly owned by the Company and E.M. Warburg, Pincus Investors, L.P., acquired substantially all of the assets of Framingham Cablevision Associates, L.P. ("Framingham Cablevision") consisting of cable television systems in Massachusetts. Cablevision MFR is an unrestricted subsidiary of the Company.

The aggregate purchase price for the two New Jersey systems was $391.1 million. Approximately $237.8 million of such purchase price was financed by a senior credit facility of newly formed unrestricted subsidiaries of Cablevision MFR secured by the assets of the systems. The remaining $153.3 million of such purchase price was paid by the issuance, by Cablevision MFR, of promissory notes totalling $141.3 million due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10%, respectively, if interest is paid in shares of the Company's Class A Common Stock) and an equity contribution from the Restricted Group of $12 million. The aggregate purchase price, including fees and expenses, for Framingham Cablevision's assets was $37.8 million. Approximately $22.7 million of such purchase price was financed by a senior credit facility of a wholly-owned subsidiary of CFHI secured by the assets of such system. Approximately $9.7 million of such purchase price was paid by the issuance by CFHI of a promissory note issued on the same terms as the promissory note of Cablevision MFR described above. The remaining approximately $5.4 million consists of a $1.0 million loan to the subsidiary from its


                                       (9)
stockholders and an approximate $4.4 million capital contribution to CFHI from its stockholders.

Principal and interest on the notes, which may be paid, in cash or, under certain circumstances, at the maker's election, in shares of the Company's Class A common stock, is guaranteed by the Company. The Company's obligations under the guarantee rank pari passu with the Company's public subordinated debt. Under the Company's senior credit facility, the Company is only permitted to pay such amount in common stock. In certain circumstances, Cablevision MFR or CFHI (as the case may be) may extend the maturity date of the promissory notes until 2003 for certain additional consideration. In the event the maturity is so extended, the interest and principal of such note may thereafter be paid only in cash.

As of June 30, 1994, the two New Jersey systems served approximately 164,000 subscribers, in the aggregate, and Framingham Cablevision served approximately 16,300 subscribers.


                                      (10)

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

The tax effects of temporary differences resulting in a net deferred tax asset and the corresponding valuation allowance at June 30, 1994 amounted to approximately $456,273.

The Company has provided a valuation allowance for the total amount of the net deferred tax assets since realization of these assets was not assured due principally to the Company's history of operating losses. The amounts of net deferred tax assets and corresponding valuation allowance increased by $40,927 during the six month period ended June 30, 1994. Also, in connection with acquisitions made prior to 1993, the Company recorded certain fair value adjustments net of their tax effects.

Note 7.   RESTRUCTURING CHARGE

The Company recorded a one time charge of $4,306 in the first quarter of 1994 to provide for severance and related costs, attributable entirely to terminated employees, resulting from a restructuring of its operations. This restructuring was undertaken in response to recent Federal Communications Commission ("FCC") mandated rate reductions in substantially all of the Company's cable television systems.


                                      (11)

                         CABLEVISION SYSTEMS CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

RECENT CABLE TELEVISION REGULATIONS


The Company believes that the most recent round of FCC rate regulations (which became effective during the period July 1 to July 15, 1994) will result in a regulated revenue decrease of approximately 4%, or less than 3% of total revenues. The Company estimates from its analysis that the revenue reduction will result in an approximate 6% decrease in operating profit before depreciation and amortization.

In connection with the implementation of its revised rate structure resulting from the initial FCC rate regulation, the Company introduced a number of measures, including the provision of alternate service offerings and repackaging of certain services in order to mitigate the negative impact of FCC regulation on the Company's rate structure. Following the latest FCC rate regulation, the Company has introduced additional marketing measures, including offering additional services and discounted pricing of certain services and certain service packages. The Company is not able to predict fully the extent of the effect these measures will have in mitigating the impact of rate regulation.

The following table details the Company's results of operations for individual income statement line items as a percentage of net revenues for each of the periods presented, and shows the (increase) or decrease in net loss attributable to the change in that line item.


                                      (12)

                         CABLEVISION SYSTEMS CORPORATION


                                                     Six Months Ended June 30,
                                           --------------------------------------------
                                                  1994                      1993
                                           ------------------        ------------------    (Increase)
                                                     % of Net                  % of Net     Decrease
                                           Amount    Revenues        Amount    Revenues    in Net loss
                                           ------    --------        ------    --------    -----------
                                                         (Dollars in thousands)
Net revenues . . . . . . . . . . . . .   $ 368,177     100%        $ 325,193     100%      $  42,984

Operating expenses:
  Technical. . . . . . . . . . . . . .     134,640       37          117,625       36        (17,015)
  Selling, general &
    administrative . . . . . . . . . .      72,404       20           76,636       24          4,232
  Restructuring charge . . . . . . . .       4,306        1                -        -         (4,306)
  Depreciation and
    amortization . . . . . . . . . . .     110,095       30           93,054       29        (17,041)
                                         ---------                 ---------               ---------
Operating profit . . . . . . . . . . .      46,732       13           37,878       12          8,854
Other income (expense):
  Interest expense, net. . . . . . . .    (118,094)     (32)        (113,318)     (35)        (4,776)
  Share of affiliates' net loss. . . .     (34,257)      (9)         (26,229)      (8)        (8,028)
  Provision for preferential
    payment to related party . . . . .      (2,800)      (1)          (2,800)      (1)             -
  Loss on sale of programming
    interests, net . . . . . . . . . .           -        -             (330)       -            330
  Minority interest. . . . . . . . . .           -        -            3,000        1         (3,000)
  Miscellaneous, net . . . . . . . . .      (3,432)      (1)          (2,676)      (1)          (756)
                                         ---------                 ---------               ---------
Net loss . . . . . . . . . . . . . . .   $(111,851)     (30)%      $(104,475)     (32)%    $  (7,376)
                                         ---------                 ---------               ---------
                                         ---------                 ---------               ---------

Currently payable interest
  expense. . . . . . . . . . . . . . .   $  92,193       25%       $  89,925       28%
                                         ---------                 ---------
                                         ---------                 ---------


                                      (13)

                         CABLEVISION SYSTEMS CORPORATION



                                                     Three Months Ended June 30,
                                           --------------------------------------------
                                                  1994                      1993
                                           ------------------        ------------------    (Increase)
                                                     % of Net                  % of Net     Decrease
                                           Amount    Revenues        Amount    Revenues    in Net loss
                                           ------    --------        ------    --------    -----------
                                                         (Dollars in thousands)
Net revenues . . . . . . . . . . . . .   $ 192,090     100%        $ 168,170     100%      $  23,920

Operating expenses:
  Technical. . . . . . . . . . . . . .      68,604       36           60,122       36         (8,482)
  Selling, general &
    administrative . . . . . . . . . .      42,585      22            40,873       24         (1,712)
  Restructuring charge . . . . . . . .           -        -                -        -              -
  Depreciation and
    amortization . . . . . . . . . . .      55,322      29            46,470       28         (8,852)
                                         ---------                 ---------               ---------
Operating profit . . . . . . . . . . .      25,579       13           20,705       12          4,874
Other income (expense):
  Interest expense, net. . . . . . . .     (59,647)     (31)         (58,688)     (35)          (959)
  Share of affiliates' net loss. . . .     (16,975)      (9)          (7,517)      (4)        (9,458)
  Provision for preferential
    payment to related party . . . . .      (1,400)      (1)          (1,400)      (1)             -
  Loss on sale of programming
    interests, net . . . . . . . . . .           -        -                -        -              -
  Minority interest. . . . . . . . . .           -       -                 -        -              -
  Miscellaneous, net . . . . . . . . .      (2,281)      (1)          (1,886)      (1)          (395)
                                         ---------                 ---------               ---------
Net loss . . . . . . . . . . . . . . .   $ (54,724)     (28)%      $ (48,786)     (29)%    $  (5,938)
                                         ---------                 ---------               ---------
                                         ---------                 ---------               ---------

Currently payable interest
  expense. . . . . . . . . . . . . . .   $  46,730       24 %      $  47,071       28 %
                                         ---------                 ---------               ---------
                                         ---------                 ---------               ---------


                                      (14)

                         CABLEVISION SYSTEMS CORPORATION


NET REVENUES for the six and three months ended June 30, 1994 increased by approximately 13% and 14%, respectively over the corresponding 1993 periods. Growth in the average number of subscribers (up 9% for each of the periods) contributed 9% of the increase in each of the periods. Approximately 3% and 5%, respectively, of the increase was attributable to the North Coast Cable Acquisition, with the remaining increases primarily attributable to increases in other revenues, consisting of pay-per-view, installation, advertising and other, offset partially by a decrease in average revenue per subscriber attributable to the FCC rate adjustments mentioned above.

TECHNICAL EXPENSES increased approximately 14% in each of the six and three month periods ended June 30, 1994 as compared to the same periods in 1993. Approximately 4% and 6%, respectively, for the six and three month periods ended June 30, 1994 resulted from the North Coast Cable Acquisition. The remaining increases of 10% and 8%, respectively, were due primarily to increased costs directly associated with the growth in revenues mentioned above. As a percentage of revenues, such expenses remained relatively constant in each of the periods presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased 6% for the six month period and increased 4% for the three month period ended June 30, 1994 compared to the same 1993 periods. Increases of approximately 2% and 4%, respectively, for the six and three month periods were attributable to the North Coast Cable Acquisition. The decrease for the six months ended June 30, 1994 was primarily the result of a credit adjustment taken in the first quarter of 1994 in connection with an incentive stock plan. Excluding the effects of incentive stock plan expense recorded in 1993 and the related credit adjustment in 1994, selling, general and administrative expenses would have increased by 16% and 13%, respectively, in the six and three month periods, with 8% in each period attributable to the Company's growing New York City operations and the remaining increases reflecting general cost increases and increases in customer service, sales and marketing costs (a portion of which related to compliance with FCC rate regulation). As a percentage of revenues, such expenses would have remained relatively constant in each of the periods presented.

RESTRUCTURING CHARGE The Company recorded a one time charge of $4.3 million in the three month period ended March 31, 1994 to provide for severance and related costs, attributable entirely to terminated employees, resulting from a restructuring of its operations, which was undertaken in response to recent FCC-mandated rate reductions in substantially all of the Company's cable television systems. The restructuring is expected to result in annualized savings of approximately $15 million reflecting reduced payroll, benefit, programming and other costs.


                                      (15)

                         CABLEVISION SYSTEMS CORPORATION

DEPRECIATION AND AMORTIZATION EXPENSE increased 18% and 19%, respectively, for the six and three month periods ended June 30, 1994, as compared to the same 1993 periods. Approximately 4% and 7% of the respective increases were due to the North Coast Cable Acquisition, with the remaining 14% and 12% increases resulting from increased depreciation charges on capital expenditures made during 1994 and 1993, which were offset to some extent by decreased depreciation and amortization charges on assets which became fully depreciated during the periods.

NET INTEREST EXPENSE increased 4% and 2%, respectively, for the six and three months ended June 30, 1994 as compared to the corresponding 1993 periods. The increases resulted from the net effect of the Company's issuances of senior subordinated debentures during 1993, the proceeds of which were used to repay bank debt which bore generally lower average rates than the debentures.

SHARE OF AFFILIATES' NET LOSSES increased from $26.2 million to $34.3 million for the six months ended June 30, 1994 compared to the same 1993 period and increased from $7.5 million to $17.0 million for the three months ended June 30, 1994 in comparison to the same 1993 period. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which for the six and three months ended June 30, 1994 amounted to $35.5 million and $18.5 million, respectively, and in the net income of certain programming businesses in which the Company has varying ownership interests which aggregated $1.2 million and $1.5 million for the respective 1994 periods.

PROVISION FOR PREFERENTIAL PAYMENT TO RELATED PARTY consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992.

MINORITY INTEREST in 1993 represents U.S. Cable Television Group, L.P.'s ("U.S. Cable") share of losses in a subsidiary ("VC Holding") of V Cable, Inc. ("V Cable"), limited to its $3.0 million investment. At December 31, 1992, as part of a restructuring and reorganization involving the Company's unrestricted subsidiary V Cable, U.S. Cable acquired a 19% interest in VC Holding for $3.0 million.


                                      (16)

                         CABLEVISION SYSTEMS CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an unrestricted group of certain subsidiaries which includes V Cable (including VC Holding), CNYC, Rainbow Programming Holdings, Inc. ("Rainbow Programming") and, effective August 8, 1994, Cablevision MFR, CFHI and their subsidiaries ("MFR"). The Restricted Group, V Cable, CNYC and MFR are individually and separately financed, and to the extent necessary, equity funding for CNYC is provided by the Restricted Group. To date, Rainbow Programming's financial requirements have been provided by the Restricted Group. On July 11, 1994, Rainbow Programming entered into a $105 million credit agreement with a group of banks in order to purchase Liberty Media's 50% interest in AMCC. AMCC has a $60 million credit agreement with a separate group of banks. No other entities have external financing.


                                      (17)

                         CABLEVISION SYSTEMS CORPORATION


The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the six months ended June 30, 1994.



                                                                               Other     Cablevision
                             Restricted                                    Unrestricted    Systems
                               Group           V Cable         CNYC        Subsidiaries  Corporation
                             ----------        -------        ------       ------------  -----------
                                                   (Dollars in thousands)
Net revenues                  $212,632        $ 70,018      $ 68,402        $ 17,125     $  368,177

Operating expenses:
 Technical                      75,099          26,383        31,390           1,768        134,640
 Selling, general and
   administrative               26,413           8,646        20,887          16,458         72,404
 Restructuring charge            4,113             193             -               -          4,306
 Depreciation and
   amortization                 53,667          40,012        14,856           1,560        110,095
                              --------        --------      --------        --------     ----------
Operating profit
 (loss)                       $ 53,340 (1)    $ (5,216)     $  1,269 (1)    $ (2,661)     $  46,732
                              --------        --------      --------        --------     ----------
                              --------        --------      --------        --------     ----------

Currently payable
 interest expense             $ 64,489        $ 22,729      $  4,962        $     13     $   92,193
                              --------        --------      --------        --------     ----------
                              --------        --------      --------        --------     ----------

Total interest expense        $ 66,259        $ 46,897      $  5,417        $     13     $  118,586
                              --------        --------      --------        --------     ----------
                              --------        --------      --------        --------     ----------

Senior debt                   $469,252        $844,091      $162,223        $      3     $1,475,569
                              --------        --------      --------        --------     ----------
                              --------        --------      --------        --------     ----------

Subordinated debt             $822,855        $      -      $      -        $      -     $  822,855
                              --------        --------      --------        --------     ----------
                              --------        --------      --------        --------     ----------

Obligation to related
 party                        $      -        $      -      $ 88,748 (2)    $      -     $   88,748
                              --------        --------      --------        --------     ----------
                              --------        --------      --------        --------     ----------

Deficit investment in
 affiliate                    $336,896        $      -      $      -        $      -     $  336,896
                              --------        --------      --------        --------     ----------
                              --------        --------      --------        --------     ----------

Capital expenditures          $ 66,842        $  6,793      $ 48,406        $    899     $  122,575 (3)
                              --------        --------      --------        --------     ----------
                              --------        --------      --------        --------     ----------

(1) Includes management fees from CNYC of $2,389, payment of which is restricted under the CNYC Credit Agreement.
(2) Obligation of NYC LP Corp., a wholly-owned Unrestricted Group subsidiary, relating to the CNYC Acquisition, which obligation has been guaranteed by the Company.
(3)  includes intercompany elimination of $365.


                                      (18)

                         CABLEVISION SYSTEMS CORPORATION


At June 30, 1994, the Company's consolidated debt was $2,387.2 million (excluding the Company's deficit investment in A-R Cable of $336.9 million), of which $844.1 million represented V Cable's debt and $251 million represented CNYC's debt including the $88.7 million obligation to a related party.

RESTRUCTURING

The Company recorded a one time charge of $4.3 million in the three month period ended March 31, 1994 to provide for severance and related costs, attributable entirely to terminated employees, resulting from a restructuring of its operations. The restructuring was undertaken in response to recent FCC-mandated rate reductions in substantially all of the Company's cable television systems, and is expected to result in annualized savings of approximately $15 million reflecting reduced benefit, programming and other costs as well as reduced payroll costs from the terminated employees.

RESTRICTED GROUP

On March 31, 1994, the Company issued and sold 100,000 shares of a new series of preferred stock to Toronto-Dominion Investments, Inc. in a private transaction. The proceeds of $100 million were used to repay bank debt.

The Company is party to a credit facility with a group of banks led by Toronto-Dominion (Texas) as agent, (the "Credit Agreement"). The maximum amount available to the Restricted Group under the Credit Agreement is $681.9 million with a final maturity at December 31, 2000. The facility consists of a $283.5 million term loan, which began amortizing on a scheduled quarterly basis on December 31, 1993 with 68% being amortized by December 31, 1998 and a $398.4 million revolving loan with scheduled facility reductions starting on December 31, 1993 resulting in a 66.25% reduction by December 31, 1998. On August 10, 1994, the Restricted Group had total usage under the Credit Agreement of $466.9 million, consisting of outstanding bank borrowings of $448.5 and letters of credit of $18.4 million issued on behalf of the Company.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $215 million at August 10, 1994. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

The amount outstanding under a separate credit agreement for the Company's New Jersey subsidiary ("CNJ"), which is part of the Restricted Group, was $57 million as


                                      (19)

                         CABLEVISION SYSTEMS CORPORATION


of August 10, 1994. The Company and CNJ are jointly and severally liable for this debt. On March 31, 1993, the CNJ revolving facility converted to an amortizing term loan. The CNJ facility began amortizing on a scheduled quarterly basis on June 30, 1993 with 68.25% being amortized by December 31, 1998.

As of June 30, 1994 the Company had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $200 million, on which its pays a fixed rate of interest and receives a variable rate of interest for periods ranging from one to four years. The average effective annual interest rate on all bank debt outstanding at June 30, 1994 was approximately 8.2%.

The Restricted Group made capital expenditures of approximately $66.8 million during the first six months of 1994, primarily in connection with system rebuilds and upgrades, the expansion of existing cable plant to pass additional homes and other general capital needs.

The cable systems located in New York State that are owned by the Restricted Group and VC Holding are subject to agreements (the "New York Upgrade Agreements") with the New York State Commission on Cable Television (the "New York Cable Commission"). The New York Upgrade Agreement applicable to the Restricted Group requires the substantial upgrade of its systems, ultimately to a 77 channel capacity by 1995-1996, subject to certain minor exceptions. As part of this planned upgrade of the Restricted Group's New York systems, the Company expects to use fiber optic cable extensively in its trunk and distribution networks. The Company believes that the remaining portion of the upgrade as of December 31, 1993, will cost up to an additional $80 million which would be spent during the period 1994 to 1996. In addition, the Company anticipates upgrading certain of its New York systems beyond the level required by the New York Upgrade Agreements along with upgrading certain other of its Restricted Group systems. The Company anticipates that the capital costs of these additional upgrades may be substantial.

CNYC is separately financed by a $185 million bank credit agreement. Under an agreement with the City of New York, the Company undertook to make aggregate equity contributions in Phases III, IV and V of CNYC of $71 million or such
lesser amount as the CNYC banks deem necessary.   Recourse by the City of New
York with respect to such obligation is limited to remedies available under the CNYC franchises. As of August 10, 1994, the Restricted Group had advanced $48.2 million of equity to CNYC and had the ability to invest the balance of the $71 million in CNYC. Under the CNYC purchase agreement, the Restricted Group has guaranteed an annual payment to Charles F. Dolan, the chairman and chief executive officer of the Company of $5.6 million (the "Annual Payment" as defined) and a $40 million minimum payment (the "Minimum Payment", as defined). The Minimum Payment can be made in either cash or stock at the Company's option. Under its Credit Agreement, the


                                      (20)

                         CABLEVISION SYSTEMS CORPORATION


Company is currently prohibited from paying the Minimum Payment and any amounts in respect of the Preferred Payment in cash.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through December 31, 1995 (i) to meet its debt service requirements including its amortization requirements under the Credit Agreement, (ii) to fund its normal capital expenditures, including the required upgrades under the New York Upgrade Agreement, and (iii) to fund its anticipated investments including the $5.6 million Annual Payments to Charles Dolan in connection with the CNYC Acquisition and the equity requirements in connection with the build out of the CNYC cable systems.

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

Under the terms of its Credit Agreement, as amended, the Company is permitted to make unspecified investments of up to $200 million, which include the Company's investment in Rainbow Programming, in any remaining equity contributions to CNYC and any equity contributions the Company may make to A-R Cable and V Cable.

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


                                      (21)

                         CABLEVISION SYSTEMS CORPORATION


V CABLE

The existing long-term credit facilities extended by General Electric Capital Corporation ("GECC") to V Cable and VC Holding on December 31, 1992, refinanced all of V Cable's pre-existing debt. Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $23.4 million, as of June 30, 1994, which loan accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. In addition, GECC has extended to VC Holding a $505 million, as of June 30, 1994, term loan (the "Series A Term Loan"), a $25 million revolving line of credit (the "Revolving Line") under which there were no borrowings outstanding as of June 30, 1994 and a $233 million, as of June 30, 1994, term loan (the "Series B Term Loan") all three of which comprise the VC Holding Credit Agreement. The Series A Term Loan and any amounts drawn under the Revolving Line pay current cash interest and mature on December 31, 2001. The Series B Term Loan does not pay cash interest but rather accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. On August 10, 1994 VC Holding had no amounts outstanding under the Revolving Line and had letters of credit issued approximating $1.8 million. Accordingly, unrestricted and undrawn funds under the VC Holding Revolving Line amounted to approximately $23.2 million on August 10, 1994.

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable, the present value of which amounted to $82.7 million at June 30, 1994.

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


                                      (22)

                         CABLEVISION SYSTEMS CORPORATION


V Cable made capital expenditures of approximately $6.8 million during the first six months of 1994, primarily in connection with the expansion of existing cable plant to pass additional homes and for system upgrades and other general capital needs. The New York Upgrade Agreement applicable to V Cable requires the substantial upgrade of its systems in New York State, ultimately to a 77 channel capacity in 1995. In 1992 V Cable completed the first phase of this required upgrade, under which it expanded all of its New York cable systems to a 52 channel capacity. The Company believes that the upgrade of V Cable's New York systems from 52 to 77 channels will cost up to an additional $9.9 million, as of December 31, 1993, which would be spent during 1994 and 1995.

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

CABLEVISION OF NEW YORK CITY

CNYC is party to an $185 million credit facility with a group of banks led by the Chase Manhattan Bank, N.A. as agent (the "CNYC Credit Agreement") which is restricted to the construction and operating needs of Phases I through V in Brooklyn and The Bronx. In Brooklyn, CNYC has completed construction of Phases I through IV. In The Bronx, CNYC has completed construction of Phases I, II and
III. The credit facility begins to amortize on a quarterly basis on March 31, 1995 and matures on June 30, 2000.

At August 10, 1994 CNYC had outstanding bank borrowings of $171.4 million and had outstanding letters of credit totalling $7.2 million leaving $6.4 million of unrestricted and undrawn funds available. CNYC expects the loan to be repaid through cash generated from operations.

As of August 10, 1994 the Restricted Group had contributed $48.2 million to CNYC. CNYC made capital expenditures of approximately $48.4 million in the first six months of 1994. At June 30, 1994, the cost to complete CNYC construction of Phases IV and V was estimated at $74 million. CNYC expects the remaining costs for all CNYC construction will be financed by the amounts available under the CNYC Credit Agreement, committed equity contributions and cash flow generated from operations.


                                      (23)

                         CABLEVISION SYSTEMS CORPORATION


To eliminate the need for further equity contributions, CNYC expects to refinance the CNYC Credit Facility in 1994 to provide for additional amounts to complete construction.

Substantially all of the assets of CNYC (as well as the interests in CNYC held directly or indirectly by the Company and Mr. Dolan) are pledged to secure the obligations to the banks under the CNYC Credit Facility.

The Company is party to a management agreement with CNYC which requires the Company to provide management assistance to CNYC in exchange for 3-1/2% of gross revenues, as defined, plus reimbursement of general and administrative expenses and overhead. Payment of the 3-1/2% management fee is restricted under the CNYC Credit Facility, although a one time payment of $2.4 million was made to the Company in 1992 as permitted by the CNYC bank group. Unpaid management fees accrue interest at a rate equal to 2% above the average borrowing rate of CNYC under the CNYC Credit Agreement, compounded quarterly. As of June 30, 1994, CNYC owed the Company approximately $9.8 million for unpaid management fees and accrued interest thereon.

MONMOUTH AND RIVERVIEW

     On August 8, 1994, Cablevision MFR acquired substantially all of the assets of Monmouth Cablevision and Riverview Cablevision. Simultaneously with the acquisition, Cablevision MFR contributed all of the acquired assets and assumed liabilities along with the new credit facility, discussed below, to its subsidiaries Cablevision of Monmouth Inc. and Cablevision of Riverview Inc. (collectively "Monmouth/Riverview") and was released from any obligations under the credit facility.

     Monmouth/Riverview are party to a credit facility with a group of banks led by NationsBank of Texas, N.A., as agent (the "Monmouth/Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of August 8, 1994, the initial advance date, Monmouth/Riverview had outstanding bank borrowings of $237.8 million. Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility amounted to approximately $47.2 million at August 8, 1994. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/Riverview to maintain certain financial ratios. Under the terms of the Monmouth/Riverview Credit Facility, Monmouth/Riverview is prohibited from transferring funds to Cablevision MFR.


                                      (24)

                         CABLEVISION SYSTEMS CORPORATION

     The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement will be sufficient (i) to meet its debt service requirements including its amortization requirements and (ii) to fund its capital expenditures.

On August 8, 1994, Cablevision MFR issued promissory notes totalling $141.3 million due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10% respectively, if interest is paid in shares of the Company's Class A Common Stock). Principal and interest on the notes is payable at Cablevision MFR's election, in cash or in shares of the Company's Class A Common Stock. The promissory notes are guaranteed by the Company and the obligations under the guarantee rank pari passu with the Company's public subordinated debt. Under the Restricted Group's credit facility, the Company is only permitted to pay such amount in CSC Class A Common Stock. In certain circumstances, Cablevision MFR may extend the maturity date of the promissory notes until 2003 for certain additional consideration.

RAINBOW PROGRAMMING

Rainbow Programming's financing needs have been funded to date by the Restricted Group's investments in and advances to Rainbow Programming, by sales of equity interests in the programming businesses and in the case of one of the programming businesses, through separate external debt financing. The Company expects that the future cash needs of Rainbow Programming's current programming partnerships will increasingly be met by internally generated funds, although certain of such partnerships will at least in the near future rely to some extent upon their partners (including Rainbow Programming) for certain cash needs. The partners' contributions may be supplemented through the sale of additional equity interests in, or through the incurrence of indebtedness by, such programming businesses.

On July 11, 1994, Rainbow Programming entered into a $105 million credit facility with Toronto-Dominion (Texas), as agent, and a group of banks. The proceeds of the loan plus $76.5 million of equity from the Company were used to purchase Liberty Media's 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC. The credit facility is payable in full at maturity on December 31, 1995 and bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement. Repayment of the loan is anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing $60 million credit agreement of AMCC; (iii) the sale of equity interests in the programming businesses; and (iv) advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming.


                                      (25)

                         CABLEVISION SYSTEMS CORPORATION


                          Part II.    Other Information

Item 1.   Legal Proceedings

          The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.


Item 4.   Submission of Matters to a Vote of Security-Holders.

          The Company's Annual Meeting of Shareholders was held on June 14,
          1994.

          The following matters were voted upon at the company's Annual Meeting of Shareholders, indicating the number of votes cast for and against as well as the number of abstentions (there were no votes withheld or broker non-votes on any matter):

               ELECTION OF DIRECTORS:

                 Class A Directors:
                    Charles D. Ferris:       For: 8,534,831
                                             Against: 26,551
                    Richard H. Hochman:      For: 8,535,872
                                             Against: 25,510
                    Victor Oristano:         For: 8,535,372
                                             Against: 26,010
                    A. Jerrold Perenchio     For: 8,535,831
                                             Against: 25,551

                 Class B Directors:          For: 123,730,320
                                             Against: 0

               Each nominee for election by the Class B common stockholders received the same vote on each proxy.


                                      (26)

               CABLEVISION SYSTEMS CORPORATION

               AUTHORIZE AND APPROVE THE AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION PERMITTING THE DISTRIBUTION OF CAPITAL STOCK OF A SUBSIDIARY OF THE COMPANY WITH VOTING RIGHTS PROPORTIONATE TO THOSE OF THE COMPANY'S CLASS A AND CLASS B COMMON STOCK:

                    Class A Common Stock:
                      For: 6,099,040
                      Against: 853,885
                      Abstain: 11,650

                    Class B Common Stock:
                      For: 123,730,320
                      Against: 0
                      Abstain: 0

               AUTHORIZE AND APPROVE THE AMENDMENT TO THE COMPANY'S AMENDED AND RESTATED EMPLOYEE STOCK PLAN PERMITTING THE EXERCISE OF STOCK OPTIONS GRANTED UNDER SUCH PLAN SEPARATELY FROM THE EXERCISE OF STOCK APPRECIATION RIGHTS GRANTED IN CONJUNCTION THEREWITH:

                    Class A Common Stock:
                      For: 7,994,022
                      Against: 278,494
                      Abstain: 15,177

                    Class B Common Stock:
                      For: 123,730,320
                      Against: 0
                      Abstain: 0

               AUTHORIZE AND APPROVE THE AMENDMENT TO THE COMPANY'S AMENDED AND RESTATED EMPLOYEE STOCK PLAN PERMITTING THE EXTENSION OF THE TEN YEAR TERM OF AN OPTION GRANTED UNDER THE PLAN IN THE EVENT OF THE DEATH OF AN OPTION HOLDER:

                    Class A Common Stock:
                      For: 7,984,047
                      Against: 289,571
                      Abstain: 14,075

                    Class B Common Stock:
                      For: 123,730,320
                      Against: 0
                      Abstain: 0


                                      (27)

               CABLEVISION SYSTEMS CORPORATION


               RATIFICATION AND APPROVAL OF KPMG PEAT MARWICK

                    Class A Common Stock:
                      For: 8,554,070
                      Against: 1,935
                      Abstain: 5,377

                    Class B Common Stock
                      For: 123,730,320
                      Against: 0
                      Abstain: 0


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               The index to exhibits is on page 29.

               The exhibits and schedules to Exhibits 10.62, 10.63, 10.64 and
               10.65 have been omitted. The Company will file any such exhibit or schedule with the Commission upon request.

          (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.


                                      (28)

                         CABLEVISION SYSTEMS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT                                                               PAGE
  NO.             DESCRIPTION                                         NO.
- - -------           -----------                                         ----
10.58             Loan Agreement, dated as of June 30, 1994 among Rainbow
                  Programming Holdings, Inc., the Guarantors as defined therein, Toronto-Dominion Bank, the other banks party thereto and Toronto-Dominion (Texas), Inc., as Agent.

10.59 Acquisition Agreement and Plan of Merger and Reorganization, dated as of June 14, 1994, among Cablevision of Boston Limited Partnership, Cablevision of Boston, Inc.,
                  Charles F. Dolan, Cablevision Systems Boston Corporation, Cablevision Systems Corporation, COB, Inc., Cablevision Systems Services Corporation and Cablevision Finance
                  Limited Partnership.

10.60 Credit Agreement, dated as of June 15, 1994, among Cablevision of Framingham, Inc., the several lenders parties thereto, The Chase Manhattan Bank, N.A., as Agent and CIBC Inc., as Co-Agent.

10.61 Amendment No. 1, dated as of August 8, 1994, to the Credit Agreement, dated as of June 15, 1994, among Cablevision of Framingham, Inc., the several lenders parties thereto, the Chase Manhattan Bank, N.A., as Agent and CIBC, Inc., as Co-Agent.

10.62 Asset Purchase Agreement, dated as of October 26, 1993, between Monmouth Cablevision Associates and Cablevision MFR, Inc. as amended by Amendment No. 1 thereto, dated as of April 6, 1994 and Amendment No. 2 thereto, dated as of
                  June 3, 1994 (restated)

10.63 Asset Purchase Agreement, dated as of October 26, 1993, between Riverview Cablevision Associates, Limited Partnership, and Cablevision MFR, Inc., as amended by Amendment No. 1 thereto, dated as of April 6, 1994 and Amendment No. 2 thereto, dated as of June 3, 1994 (restated)

10.64 Asset Purchase Agreement, dated as of October 26, 1993, between Framingham Cablevision Associates, Limited Partnership, and Cablevision MFR, Inc., as amended and assigned to Cablevision Framingham Holdings, Inc. by Amendment No. 1 thereto, dated as of April 6, 1994, and as further amended by Amendment No. 2 thereto, dated as of June 3, 1994 (restated)

10.65 Credit Agreement, dated as of June 15, 1994 (the "Credit Agreement"), by and among Cablevision MFR, Inc., Cablevision of Riverview, Inc. and Cablevision of Monmouth, Inc., the Lenders from time to time party thereto and NationsBank of Texas, N.A., as Administrative Lender


                                      (29)

                         CABLEVISION SYSTEMS CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CABLEVISION SYSTEMS CORPORATION
                                            Registrant




Date:    August 10, 1994                     /s/William J. Bell
      ------------------------         -----------------------------------------
                                       By:  William J. Bell, as Vice Chairman of
                                            Cablevision Systems Corporation




Date:    August 10, 1994                     /s/Barry J. O'Leary
      ------------------------         -----------------------------------------
                                       By:  Barry J. O'Leary, as Senior Vice
                                            President - Finance and Treasurer
                                            and Principal Financial Officer of
                                            Cablevision Systems Corporation




Date:    August 10, 1994                      /s/Jerry Shaw
      ------------------------         -----------------------------------------
                                       By:  Jerry Shaw, as Vice President and
                                            Controller and Chief Accounting
                                            Officer of Cablevision Systems
                                            Corporation


                                      (30)