Form 10-K/A
period 1993-12-31
CABLEVISION SYSTEMS CORP
filed 1994-09-28
CIK 784681

                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                       FORM 10-K/A

(Mark One)
     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---------- EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       For the fiscal year ended DECEMBER 31, 1993
                                            OR
- - ---------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from            to          .
                                                  ----------    ---------

                           Commission File Number:  1-9046

                           CABLEVISION SYSTEMS CORPORATION
           -------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               DELAWARE                                   11-2776686
- - ------------------------------------                 -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

ONE MEDIA CROSSWAYS, WOODBURY, NEW YORK                11797
- - ----------------------------------------             -------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (516) 364-8450
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class:                              Class A Common Stock
     Name of each exchange on which registered:        American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X            No
                                            -------            ------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        X
                                  -----

Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock
Exchange on September 15, 1994:        $586,936,712


Number of shares of common stock outstanding as of September 15, 1994:
                       Class A Common Stock - 11,254,991
                       Class B Common Stock - 12,287,622

                     AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934




                       CABLEVISION SYSTEMS CORPORATION

                                AMENDMENT NO. 3


      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:

      Item 1. -Business

      Item 3. -Legal Proceedings

      Item 5. -Market for the Registrant's Common Equity and Related Stockholder Matters.

      Item 7. -Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Item 8. -Consolidated Financial Statements.

      Item 14.-Exhibits, Financial Statment Schedules and Reports on Form 8-K.






                                      (2)

                                    PART I


ITEM 1.    BUSINESS

THE COMPANY


Cablevision Systems Corporation, a Delaware corporation and its majority owned subsidiaries (the "Company") own and operate cable television systems in six states with approximately 1,379,000 subscribers at December 31, 1993. The Company also has ownership interests in and/or manages other cable television systems which served an aggregate of approximately 853,000 subscribers at December 31, 1993 and has interests in companies that produce and distribute national and regional programming services and that provide advertising sales services for the cable television industry. The Company was formed in 1985 to effect a reorganization of its predecessors.


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

For financing purposes, the Company is structured as a restricted group, consisting of Cablevision Systems Corporation and certain of its subsidiaries (the "Restricted Group"), and an unrestricted group of subsidiaries, consisting primarily of V Cable, Inc. ("V Cable"), Cablevision of New York City ("CNYC"), Rainbow Programming Holdings, Inc. ("Rainbow Programming"), Rainbow Advertising Sales Corporation ("Rainbow Advertising"). In addition, the Company has an unrestricted group of investments, consisting of investments in A-R Cable Services, Inc. ("A-R Cable"), U.S.


                                       (3)

Cable Television Group, L.P. ("U.S. Cable"), Cablevision of Boston Limited Partnership ("Cablevision of Boston"), Cablevision of Chicago and Cablevision of Newark.

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

On October 26, 1993, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, entered into agreements to purchase substantially all of the


                                       (4)
assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision"), Riverview Cablevision Associates, L.P. ("Riverview Cablevision") and Framingham Cablevision Associates, L.P. ("Framingham Cablevision"), each a limited partnership operated by Sutton Capital Associates. Each of Monmouth Cablevision and Riverview Cablevision own and operate cable television systems in New Jersey. Framingham Cablevision owns and operates a cable television system in Massachusetts. It is anticipated that Cablevision MFR will be an unrestricted subsidiary of the Company.


On January 12, 1994 Cablevision MFR assigned its rights and obligations under its agreement to purchase the assets of Framingham Cablevision to Cablevision of Framingham Holdings, Inc. ("CFHI"), currently a wholly-owned subsidiary of the Company. The Company has entered into an agreement with Warburg, Pincus Investors, L.P. ("Warburg Pincus"), pursuant to which Warburg Pincus will (i) purchase 60% of the common stock of CFHI for approximately $432,000 in cash and
(ii) purchase preferred stock of CFHI, from time to time, for a purchase price sufficient to pay 70% of the interest and principal payments on the promissory note related TO Framingham Cablevision described below. The Company agreed to purchase preferred stock of CFHI, from time to time, for a purchase price sufficient to pay 30% of the interest and principal payments on the promissory note. Agreements between the Company and Warburg Pincus with respect to management of Framingham Cablevision and purchase and sale rights are substantially similar to those reached with respect to Warburg Pincus' investment in A-R Cable, which arrangements are described under "Cable Television Operations - Other Cable Affiliates" below.


The aggregate purchase price for the two New Jersey systems is expected to be $422.3 million. The Company expects that $244.6 million of such purchase price will be financed by senior credit facilities in newly formed unrestricted subsidiaries of the Company secured by the assets of the systems. The remaining $177.7 million of such purchase price will be paid by the issuance, by Cablevision MFR, of promissory notes due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10%, respectively, if interest is paid in shares of the Company's Class A Common Stock). The purchase price for the Framingham assets is expected to be $41.1. The Company expects that approximately $22.8 million of such purchase price will be financed by a senior credit facility of a wholly-owned subsidiary of CFHI secured by the assets of such system. Approximately $13.3 million of such purchase price will be paid by the issuance by CFHI of a promissory note issued on the same terms as the promissory note of Cablevision MFR described above.
The remaining approximately $5.0 million will consist of a $1.0 million loan to CFHI from its stockholders and an approximate $4.0 million capital contribution to CFHI from its stockholders. Principal and interest on the notes, which may be paid, at the maker's election, in cash or in shares of the Company's Class A common stock, will be guaranteed by the Company. The Company's obligations under the guarantee will rank pari passu with the Company's public subordinated debt. Under the Company's senior credit facility, the Company is only permitted to pay such amount in common stock. In certain circumstances, Cablevision MFR or CFHI (as the case may be) may extend the maturity date of the promissory notes until 2003 for certain additional consideration.


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


On November 5, 1993, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and E.M. Warburg, Pincus & Co., Inc., entered into an agreement to purchase certain assets of Nashoba Communications ("Nashoba"), a group of three limited partnerships which operate three cable television systems in Massachusetts. A-R Cable Partners is owned 30% by a subsidiary of the Company and 70% by a subsidiary of E.M. Warburg, Pincus & Co., Inc., which will be permitted to elect three of the six members of the A-R Cable Partners partnership committee and will have approval rights over major partnership decisions. Cablevision will manage A-R Cable Partners. The purchase price is $90.0 million, subject to certain adjustments, of which up to $55.0 million is expected to be provided by a senior credit facility provided to A-R Cable Partners secured by the assets of such system. The remainder will be provided by equity contributions from the partners in A-R Cable Partners. The Company will provide 30% of such equity through drawings under its senior credit facility. Consummation of the transaction is subject to regulatory approval, as well as other customary conditions. As of December 31, 1993, Nashoba served approximately 34,800 basic subscribers.


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



                                       (6)

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

The Preferred Shares do not have voting rights, other than as required by law, except that (i) the vote of 60% of such shares is necessary to authorize the issuance of capital stock ranking senior to the Preferred Shares, or certain mergers or consolidations, in each case unless provision is made to redeem the Preferred Stock; (ii) if the Company misses four consecutive quarterly dividends in the Preferred Stock or in the event that certain covenants are breached, the holders of the Preferred Stock have the right to cause an increase in the size of the Company's Board of Directors and to elect two directors during the continuation of such default in dividend payments or covenant breach. The Company also has the right to require conversion by the holders of the Preferred Shares in certain circumstances.

On February 22, 1994 the Federal Communications Commission ("FCC") ordered a further reduction in rates for the basic service tier in effect on September 30, 1992. See "Cablevision Television Operations - Regulation", below.


                                      (7)

CABLE TELEVISION OPERATIONS

GENERAL.

As of December 31, 1993, the Company's consolidated cable television systems served approximately 1,379,000 subscribers in New York, Ohio, Connecticut, New Jersey, Michigan, and Massachusetts.

The following table sets forth certain statistical data regarding the Company's consolidated cable television operations (1):


                                                     AS OF DECEMBER 31,
                                                -------------------------------
                                                 1993       1992        1991
Homes passed (2):
  Restricted Group......................     1,086,000   1,079,000   1,072,000
  V Cable...............................       509,000     504,000     499,000
  CNYC..................................       645,000     436,000           -
  A-R Cable.............................             -           -     434,000
                                             ---------   ---------   ---------
   Company consolidated.................     2,240,000   2,019,000   2,005,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------


Basic service subscribers:
  Restricted Group......................       815,000     790,000     762,000
  V Cable...............................       350,000     338,000     327,000
  CNYC..................................       214,000     134,000           -
  A-R Cable.............................             -           -     283,000
                                             ---------   ---------   ---------
   Company consolidated.................     1,379,000   1,262,000   1,372,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------

Average number of premium units per
  basic subscriber:
  Restricted Group......................           1.8         2.0         2.2
  V Cable...............................           1.3         1.4         1.1
  CNYC..................................           4.9         5.4           -
  A-R Cable...........................               -           -         1.0
                                             ---------   ---------   ---------
   Company consolidated.................           2.2         2.2         1.7

Average revenue per basic subscriber (3):
  Restricted Group......................        $38.01      $38.85      $38.20
  V Cable...............................         30.56       31.30       30.17
  CNYC..................................         41.12       46.62           -
  A-R Cable............................             -          -         29.20
                                             ---------   ---------   ---------
   Company consolidated.................        $36.59      $37.64      $34.43

- - --------------------
(1) No information is provided in this table for any period in which an entity was not a consolidated subsidiary of the Company.
(2) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(3) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Business - Cable Television Operations - Subscriber Rates and Services; Marketing and Sales".


                                       (8)

     The following table sets forth certain statistical data regarding the Company's managed, unconsolidated cable television operations (1):


                                                    AS OF DECEMBER 31,
                                               -------------------------------
                                                1993        1992        1991
Homes passed (2):
  Cablevision of Boston...................     252,000     249,000     244,000
  Cablevision of Chicago..................     193,000     193,000     191,000
  A-R Cable...............................     442,000     438,000           -
  CNYC....................................           -           -     270,000
  U.S. Cable..............................     317,000     305,000           -
  North Coast Cable.......................     214,000     213,000     204,000
  Newark..................................     118,000     117,000           -
                                             ---------   ---------     -------
                                             1,536,000   1,515,000     909,000
                                             ---------   ---------     -------
                                             ---------   ---------     -------

Basic service subscribers:
  Cablevision of Boston...................     129,000     122,000     115,000
  Cablevision of Chicago..................      83,000      79,000      76,000
  A-R Cable...............................     299,000     292,000           -
  CNYC....................................           -           -      83,000
  U.S. Cable..............................     213,000     202,000           -
  North Coast Cable.......................      83,000      79,000      75,000
  Newark..................................      46,000      45,000           -
                                             ---------   ---------     -------
                                               853,000     819,000     349,000
                                             ---------   ---------     -------
                                             ---------   ---------     -------

Average number of premium units per
  basic subscriber:
  Cablevision of Boston...................         2.1         2.1         2.3
  Cablevision of Chicago..................         1.6         1.7         1.8
  A-R Cable...............................         0.9         0.9           -
  CNYC....................................           -           -         6.0
  U.S. Cable..............................         0.8         0.4           -
  North Coast Cable.......................         1.4         1.5         1.6
  Newark..................................         2.0         1.6           -

Average revenue per basic subscriber (3):
  Cablevision of Boston...................      $36.81      $35.89      $35.93
  Cablevision of Chicago..................      $32.21      $34.80      $34.07
  A-R Cable...............................      $28.42      $29.70           -
  CNYC....................................           -           -      $49.03
  U.S. Cable..............................      $25.72      $26.10           -
  North Coast Cable.......................      $33.95      $34.47      $32.07
  Newark..................................      $37.12      $36.85           -

- - ----------------
(1) No information is provided in this table for any period in which an entity was not a managed and unconsolidated affiliate of the Company.
(2) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(3) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Business - Cable Television Operations - Subscriber Rates and Services; Marketing and Sales".


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


Certain services and equipment (converters which are leased to subscribers) provided by substantially all of the Company's cable television systems are subject to regulation. See "Business - Cable Television Operations - Regulation
- - - 1992 Cable Act."


SYSTEM CAPACITY.


The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. The Company's cable television systems have a minimum capacity of 35 channels and 70% of its subscribers are currently served by systems having a capacity of at least 52 channels. As a result of currently ongoing upgrades, the Company expects that by December 1995 virtually all of its subscribers will be served by systems having a capacity of at least 52 channels and 66% by systems having a capacity of at least 77 channels. A substantial portion of the system upgrades either completed or underway will utilize fiber optic cable, which is expected to provide increased channel capacity and enhanced picture quality. Approximately



                                       (10)

18% of the Company's cable systems currently utilize fiber optic cable, with the remainder consisting of coaxial cable.


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

The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provide significant procedural protections for cable operators seeking renewal of their franchises. See "Business - Cable Television Operations - Regulation". In connection with a renewal, a franchising authority may impose different and more stringent terms. The Company has never lost a franchise as a result of a failure to obtain a renewal.



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


                                       (12)

Several telephone companies have sought approval from the FCC to build such "video dial tone" systems. Such a system has been proposed in several communities in Connecticut in which the Company currently holds a cable franchise and approval of one such system has been granted in a franchise area adjoining a cable television system of the Company.

Cable television also competes with the home video industry. Owners of videocassette recorders are able to rent many of the same movies, special events and music videos that are available on certain premium services. The availability of videocassettes has affected the degree to which the Company is able to sell premium service units and pay-per-view offerings to some of its subscribers.


Multipoint distribution services ("MDS"), which deliver premium television programming over microwave superhigh frequency channels received by subscribers with a special antenna, and multichannel multipoint distribution service ("MMDS"), which is capable of carrying four channels of television programming, also compete with certain services provided by the Company's cable television systems. By acquiring several MMDS licenses or subleasing from several MMDS operators and holders of other types of microwave licenses, a single entity can increase channel capacity to a level more competitive with cable systems. MDS and MMDS systems are not required to obtain a municipal franchise, are less capital intensive, require lower up-front capital expenditures and are subject to fewer local and FCC regulatory requirements than cable systems. The ability of MDS and MMDS systems to serve homes and to appeal to consumers is affected by their less extensive channel capacity and the need for unobstructed line of sight over-the-air transmission. The Company competes with MDS and MMDS operators generally in its metropolitan service areas.




Satellite master antenna systems ("SMATV") generally serve large multiple dwelling units. The FCC has preempted all state and local regulation of SMATV operations. SMATV is limited to the buildings within which the operator has received permission from the building owner to provide service. The FCC has recently streamlined its MDS regulations and opened substantially more microwave channels to MDS and SMATV operators, which could increase the strength of their competition with cable television systems. The Company competes with SMATV operators primarily in the New York City metropolitan service area.


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

The 1984 Cable Act specifically legalized, under certain circumstances, reception by private home earth stations of satellite-delivered cable programming services. By law,


                                       (13)
dish owners have the right to receive broadcast superstations and network affiliate transmissions in return for a compulsory copyright fee. Cable programmers have developed new marketing efforts to reach these viewers. Direct broadcast satellite ("DBS") systems currently permit satellite transmissions from the low-power C-Band to be received by antennae approximately 60 to 72 inches in diameter at the viewer's home. New higher power DBS systems providing transmissions over the Ku-Band will permit the use of smaller receiver antennae and thus may be more appealing to customers. A consortium of cable operators (other than the Company), formed PrimeStar, a joint venture to operate a medium power Ku-Band DBS system which began operations in 1990. In addition, other mid- and high-power DBS ventures have announced their intentions to begin operations during 1994. Both C-Band and Ku-Band DBS delivery of television signals are competitive alternatives to cable television.

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

Although substantially all the Company's cable television franchises are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the Company operates or a municipality could build a competing cable system. One company has applied for a franchise to build and operate a competing cable television system in several communities in Connecticut in which the Company currently holds a cable franchise. The state regulatory authority is currently conducting hearings on this application and a decision is expected during the second or third fiscal quarters of this year. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable systems or municipally-owned cable systems. See "Regulation - 1992 Cable Act," below.



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


In connection with the V Cable Reorganization, V Cable will assume on December 31, 1997, approximately $121.0 million face value of debt of U.S. Cable (all of which is owed to GECC) ($78.3 million present value as of December 31, 1993), which amount is subject to adjustment, upward or downward, depending on U.S. Cable's ratio of debt to cash flow (as defined) in 1997. Each year thereafter, until the final adjustment upon occurrence of an exchange described below, the amount of U.S. Cable debt assumed by V Cable may be similarly adjusted, upward or downward. V Cable's agreement to assume the U.S. Cable debt was made in connection with, and in consideration for, the restructuring of V Cable's credit facilities with GECC.


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



                                      (20)

The Company accounts for its investment in U.S. Cable using the equity method of accounting.

CABLEVISION OF NEW YORK CITY. In July 1992, the Company acquired (the "CNYC Acquisition") substantially all of the remaining interests in Cablevision of New York City - Phase I through Phase V ("CNYC"), the operator of a cable television system that is under development in The Bronx and parts of Brooklyn, New York. Prior to the CNYC Acquisition, the Company had a 15% interest in CNYC and Charles F. Dolan, the chief executive officer and principal shareholder of the Company, owned the remaining interests. Mr. Dolan remains a partner in CNYC, with a 1% interest and the right to certain preferential payments.

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


Under the agreement between the Company and Mr. Dolan, a new limited partnership ("CNYC LP") was formed and holds 99% of the partnership interests in CNYC. The remaining 1% interest in CNYC is owned by the existing corporate general partner, Cablevision Systems New York City Corporation, which is a wholly-owned subsidiary of the Company. Subsidiaries of the Company own a 1% general partnership interest and a 98% limited partnership interest in CNYC LP and Mr. Dolan retains a 1% limited partnership interest in CNYC LP plus certain preferential rights. Mr. Dolan's preferential rights entitle him to an annual cash payment (the "Annual Payment") of 14% multiplied by the outstanding balance of his "Minimum Payment". The Minimum Payment is $40.0 million and is to be paid to Mr. Dolan prior to any distributions from CNYC LP to partners other than Mr. Dolan. In addition, Mr. Dolan has the right, exercisable on December 31, 1997, and as of the earlier of (1) December 31, 2000 and (2) December 31 of the first year after 1997 during which CNYC achieves an aggregate of 400,000 subscribers, to require the Company to purchase (Mr. Dolan's "put") his interest in CNYC LP. The Company has the right to require Mr. Dolan to sell his interest in CNYC LP to the Company (the Company's "call") during the three-year period commencing one year after the expiration of Mr. Dolan's second put. In the event of a put, Mr. Dolan will be entitled to receive from the Company the Minimum Payment, any accrued but unpaid Annual Payments, a guaranteed return on certain of his investments in CNYC LP and a Preferred Payment defined as a payment (not exceeding $150.0 million) equal to 40% of the Appraised Equity Value (as defined) of CNYC LP after making certain deductions including a deduction of a 25% compound annual return on approximately 85% of the Company's investments with respect to the construction of Phases III, IV and V of CNYC and 100% of certain of the Company's other investments in CNYC, including Mr. Dolan's Annual Payment. In the event the Company exercises its call, the purchase price will be computed on the same basis as for a put except that there will be no payment in respect of the Appraised Equity Value amount.



                                     (21)

The Company has the right to make payment of the put or call exercise price in the form of shares of the Company's Class B Common Stock or, if Mr. Dolan so elects, Class A Common Stock, except that all Annual Payments must be paid in cash to the extent permitted under the Company's Credit Agreement (as defined below). Under the Credit Agreement, the Company is currently prohibited from paying the put or call exercise price in cash and, accordingly, without the consent of the bank lenders, would be required to pay it in shares of the Company's Common Stock.

The Company has agreed to invest in CNYC LP sufficient funds to permit CNYC LP to make the required Annual Payments to Mr. Dolan and to make certain equity contributions to CNYC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Restricted Group."

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

OTHER CABLE AFFILIATES


A-R CABLE. On May 11, 1992, A-R Cable purchased approximately $237 million principal amount of its Senior Subordinated Deferred Interest Notes due December 30, 1997 (the "A-R Cable Notes") representing approximately 86.9% of the principal amount of A-R Cable Notes outstanding. Concurrent with the purchase of the A-R Cable Notes, Warburg, Pincus Investors, L.P. ("Warburg Pincus") purchased a new Series A Preferred Stock of A-R Cable for a cash investment of $105.0 million, and the Company purchased 4,500 shares of a new Series B Preferred Stock of A-R Cable for a cash investment of $45.0 million. The Company acquired the funds for its investment in A-R Cable through borrowings under the Company's credit agreement. See Item 7.-"Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Restricted Group". In addition, GECC provided A-R Cable with an additional $70.0 million under a secured revolving credit line. The proceeds from the sale of the Series A and Series B Preferred Stock and the additional GECC loans were used to purchase the A-R Cable Notes.



In connection with Warburg Pincus' investment in A-R Cable, upon the receipt of certain franchise approvals, Warburg Pincus will be permitted to elect three of the six members of the A-R Cable board of directors, will have approval rights over certain major corporate decisions of A-R Cable and will be entitled to 60% of the vote on all matters on which holders of capital stock are entitled to vote (other than the election of directors). A-R Cable Investments, Inc., a wholly-owned subsidiary of the Company owns all of the common stock, as well as the Series B Preferred Stock, of A-R Cable and the Company continues to manage A-R Cable under a management agreement that



                                       (22)
provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid annual amounts thereon at a rate of 10% per annum. The 3-1/2% fee and interest thereon is payable by A-R Cable only after repayment in full of its senior debt and certain other obligations. Under certain circumstances, the fee is subject to reduction to 2-1/2% of gross receipts.

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


Also in connection with the purchase of the A-R Cable Notes, A-R Cable retired its previously outstanding preferred stock (undesignated as to series) which it had purchased from an afffiliate, a wholly-owned subsidiary of V Cable, Inc., for nominal consideration. In connection with the purchase of the preferred stock, a transaction fee agreement between A-R Cable and GECC was terminated and A-R Cable's obligations thereunder were extinguished.


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

In October and November 1992, A-R Cable repurchased approximately an aggregate $6.9 million principal amount of the A-R Cable Notes at an average price of $98.60 per $100 principal amount. The funds for such repurchase were obtained by additional borrowings under A-R Cable's secured revolving credit line. In February 1993, A-R Cable redeemed the remaining principal amount of A-R Cable Notes and accrued


                                      (23)
interest thereon in the aggregate amount of $29.3 million. The funds for such redemption were obtained from an additional revolving credit line provided by GECC.


CABLEVISION OF BOSTON. Cablevision of Boston, a Massachusetts limited partnership, is engaged in the construction, ownership and operation of cable television systems in Boston and Brookline, Massachusetts. The Company had advanced net funds to Cablevision of Boston as of December 31, 1993 amounting to approximately $52.0 million. Due to uncertainties existing during 1985 (which subsequently were resolved), the Company wrote off for accounting purposes its entire investment in and advances to Cablevision of Boston of $34.5 million as of September 30, 1985. Subsequent to 1985, a subsidiary of the Company exchanged $45.7 million of advances, consisting of amounts previously written off of $34.5 million, interest of $3.2 million that had not been recognized for accounting purposes, and $8.0 million of subsequent advances, for $45.7 million of preferred equity in Cablevision of Boston. After this exchange, the Company advanced an additional $9.5 million to Cablevision of Boston; in addition, at December 31, 1993, $81.2 million of unpaid distributions had accrued on the Company's preferred equity. At December 31, 1993, as a result of the write-off referred to above and non-recognition for accounting purposes of the unpaid distributions, the Company's consolidated financial statements reflected $17.5 million due from Cablevision of Boston. The contractual terms of the preferred equity provide that the Company is to receive (i) cumulative distributions equal to an annual rate of 15% (compounded semi-annually) on its investment, (ii) the right to a priority return of the equity investment and any amounts of unpaid cumulative distributions when permitted to be paid and (iii) the right to receive 20% of all amounts available for postpayout distribution. Certain questions exist as to whether the preferred equity is entitled to its full contractual rights. In connection with the acquisition of Cablevision of Boston by the Company discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, the Company has agreed to substantial reductions in the amounts that it would otherwise be entitled to receive in that transaction in respect of its preferred equity interests in order to induce the Limited Partners of Cablevision of Boston to approve the transaction. The Company's preferred equity is subordinated to the indebtedness of Cablevision of Boston (including the Company's $9.5 million of advances accruing interest at an annual rate of 10.5% (with no set maturity date) not converted to preferred equity) and accrued but unpaid management fees due to a corporation owned by Charles F. Dolan, the managing general partner, which indebtedness and management fees aggregated approximately $92.2 million at December 31, 1993, and any working capital deficit incurred in the ordinary course of business.


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



                                      (24)

CABLEVISION OF CHICAGO. Cablevision of Chicago owns cable television systems operating in the suburban Chicago area. The Company does not have a material ownership interest in Cablevision of Chicago but had loans and advances outstanding to Cablevision of Chicago in the amount of $12.4 million (plus $10.1 million in accrued interest which the Company has fully reserved) as of December 31, 1993, which loans and advances are subordinated to Cablevision of Chicago's senior credit facility, accrue interest at an annual rate of 14% and have no set maturity date. Mr. Dolan currently holds directly or indirectly an approximate 1% prepayout and a 32.7% postpayout general partnership interest in the cable television systems owned and operated by Cablevision of Chicago. With respect to Cablevision of Chicago, "payout" means the date on which the limited partners in Cablevision of Chicago are distributed the amount of their original investment, plus interest thereon, if applicable. In February, 1993 Cablevision of Chicago amended its credit facility, increasing the maximum amount available under such facility to $85.0 million and obtaining the ability to pay certain subordinated debt.



CABLEVISION OF NEWARK.  In April 1992, Cablevision of Newark, a partnership
25% owned and managed by the Company and 75% owned by an affiliate of Warburg Pincus, acquired cable television systems located in Newark and South Orange, New Jersey ("Gateway Cable") from Gilbert Media Associates, L.P. for a cash purchase price of approximately $76.5 million. Gateway Cable served approximately 43,600 subscribers as of the date of acquisition. The Company's total capital contributions to Cablevision of Newark were approximately $6.0 million. The Company manages the operations of Cablevision of Newark for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses.


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


RADIO STATION WKNR. In 1990, the Company and a partner purchased Cleveland Radio Associates ("WKNR"), an AM radio station serving the Cleveland metropolitan area. The Company purchased a 79% limited partnership interest in WKNR for a cash contribution of approximately $1.6 million. In 1992, the Company's partner in WKNR transferred its 21% general partnership interest to a subsidiary of the Company in exchange for cancellation of a $420,000 loan previously provided by the Company to its partner to be contributed to WKNR. The Company has implemented a change for WKNR to an all-sports format. The Company purchased WKNR in order to explore possible synergies that may exist between radio and its cable television systems and regional sports channel service in the Cleveland market.


EMPLOYEES AND LABOR RELATIONS

As of December 31, 1993, the Company had 3,197 full-time, 370 part-time and 69 temporary employees. During 1991, the International Brotherhood of Electrical Workers ("IBEW") conducted an organizing campaign among employees involved in the operation of News 12 Long Island. In connection with that campaign, the IBEW claimed that various unfair labor practices were committed. An NLRB administrative law judge found that News 12's downsizing of its work force in 1991 was based upon valid economic factors and was not an unfair labor practice. The IBEW intends to


                                      (29)
appeal this determination. The administrative law judge has also found that News 12 offered improper promises to certain employees and improper threats of retaliation to others. News 12 intends to appeal this determination. As of December 31, 1993, News 12 Long Island had 40 full-time, 7 part-time and 102 temporary employees.

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


                                      (31)

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

                               1993                        1992
                        -------------------          ------------------
      QUARTER           HIGH         LOW              HIGH       LOW
      --------          ------      -------          -------   --------
      First             44          34-3/8            36          29
      Second            38-7/8      29-3/8            32-1/2      27
      Third             49-5/8      37-1/2            35          25-3/4
      Fourth            72          48-1/4            35          24-7/8


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


Under the most restrictive of these provisions, cash dividends could not be paid on Class A or Class B Common Stock at December 31, 1993. Dividends may not be paid in respect of shares of Class A or Class B Common Stock unless all dividends due and payable in respect of the preferred stock of the Company have been paid or provided for. See Item 7.-"Management's Discussion and Analysis - Liquity and Capital Resources-Restricted Group."



                                      (32)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
RECENT CABLE REGULATORY DEVELOPMENTS


As a result of the initial FCC rate regulations, significant rate reductions were required in a number of the Company's cable television systems. The Company estimates that rate changes and other adjustments, effective
September 1, 1993, made in compliance with the initial FCC regulations, caused revenues and operating profit before depreciation and amortization (see "Results of Operations - Other Operating Data") to decline $14.9 million and $13.4 million, respectively, for the period from September 1, through December 31, 1993 from those that would have existed absent such adjustments.
On February 22, 1994, the FCC ordered a further reduction in rates in effect on September 30, 1992 for the basic service tier. For a further description see
Item 1 - "Business - Cable Television Operations - Competition and Regulation".


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


                                      (33)

RESULTS OF OPERATIONS

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated. The results of operations of CNYC are included in 1992 from the date of acquisition.




STATEMENT OF OPERATIONS DATA                                 YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                         1993                        1992
                                               -----------------------       -----------------------       (Increase)
                                                              % of Net                     % of Net         Decrease
                                                 Amount       Revenues        Amount        Revenues      in Net Loss
                                                --------      --------        ------       ---------      ------------
                                                                        (Dollars in thousands)

 Net revenues................................. $ 666,724         100%           $ 572,487       100%         $ 94,237

Operating expenses:
 Technical....................................   241,877          36              204,449        36           (37,428)
 Selling, general & administrative............   172,687          26              120,356        21           (52,331)
 Depreciation and amortization................   194,904          29              168,538        29           (26,366)
                                               ---------                        ---------                   ---------
Operating profit..............................    57,256           9               79,144        14           (21,888)
Other income (expense):
 Interest expense, net........................  (230,327)        (35)            (193,379)      (34)          (36,948)
 Share of affiliates' net loss................   (61,017)         (9)             (47,278)       (8)          (13,739)
 Gain (loss) on sale of programming
 interests, net...............................      (330)          -                7,053         1            (7,383)
 Gain on sale of marketable securities,
 net..........................................         -           -                  733         -              (733)
 Provision for loss on Olympics venture.......         -           -              (50,000)       (9)           50,000
 Loss on sale of preferred stock..............         -           -              (20,000)       (3)           20,000
 Write off of deferred financing costs........    (1,044)          -              (12,284)       (2)           11,240
 Settlement of litigation and related matters.         -           -               (5,655)       (1)            5,655
 Provision for preferential payment to
 related party................................    (5,600)         (1)              (2,662)        -            (2,938)
 Minority interest............................     3,000
 Miscellaneous................................    (8,720)         (1)              (6,175)       (1)           (2,545)

Net loss...................................... $(246,782)        (37)%          $(250,503)      (44)%        $  3,721

OTHER OPERATING DATA:

Operating profit before depreciation
 and amortization (1)........................   $252,160                         $247,682

Currently payable interest expense, net......    182,225                          141,843

Net cash provided by operating activities(2).     88,703                           84,188

Net cash used in investing activities (2)....    259,222                          226,924

Net cash provided by financing activities (2)    180,742                          142,818


(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2) See Item 8. - "Consolidated Statements of Cash Flows".





                                      (34)

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

TECHNICAL EXPENSES for 1993 increased $37.4 million (18%) over the 1992 amount. Approximately 11% of the 18% increase is attributable to the CNYC acquisition (whose programming costs reflect high premium service penetration); the remaining 7% is attributable to increased costs directly associated with the growth in subscribers and revenues discussed above. As a percentage of net revenues, technical expenses increased less than 1% during 1993 as compared to 1992; excluding the effect of the CNYC Acquisition, such expenses would have remained relatively constant during 1993.

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


OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $4.5 million (2%) to $252.2 million for 1993 from $247.7 million for 1992. A $7.8 million (3%) increase, attributable to the CNYC Acquisition, was partially offset by the combined effect of the revenue and expense changes, primarily the impact of the higher selling, general and administrative expenses, noted above. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.



DEPRECIATION AND AMORTIZATION EXPENSE increased $26.4 million (16%) during 1993 as compared to the 1992 amount. The acquisition of CNYC contributed $8.6 million


                                      (35)

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

SHARE OF AFFILIATES' NET LOSSES of $61.0 million for 1993 and $47.3 million for 1992 consist primarily of the Company's share of A-R Cable's net losses ($56.4 million in 1993 and $30.3 million in 1992), the Company's net share of the profits and losses in certain programming businesses in which the Company has varying ownership interests, (amounting to an $8.8 million profit in 1993 and a $12.4 million loss in 1992) and the Company's share of the net losses of other entities, primarily U.S. Cable (in 1993) and Cablevision of Newark (in 1993 and 1992), which amounted to $13.4 million and $4.6 in 1993 and 1992, respectively.

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

In connection with the acquisition of CNYC, for the year ended December 31, 1993, the Company expensed $5.6 million representing the proportionate amount due with respect to the Annual Payment. For the year ended December 31, 1993, the Company has provided for an additional $22.7 million due Mr. Dolan in respect of the Preferred Payment that would be due him in the event he exercises his "put" as further described under "Business - Cable Television Operations - Consolidated Cable Affiliates - Cablevision of New York City". the additional provision is based on management's


                                      (36)
estimate of the Appraised Equity Value of the system at December 31, 1993 and has been charged to par value in excess of capital contributed in the accompanying consolidated financial statements. The total amount due Mr. Dolan as of December 31, 1993 in respect of the Preferred Payment amounted to $91.6 million, reflecting a reduction of $3.7 million in 1993 representing Mr. Dolan's obligation to reimburse the Company in connection with certain claims paid or owing by CNYC. See Note 2 of Notes to Consolidated Financial Statements.

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

In November 1992, the FASB issued SFAS No. 112 "Employers Accounting for Postemployment Benefits". This statement is effective for fiscal years beginning after December 15, 1993 and management of the Company believes that the implementation of this statement will not have a significant impact on the results of operations or financial position of the Company.

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


                                      (37)


STATEMENT OF OPERATIONS DATA:                                            Years Ended December 31,
                                                     ----------------------------------------------------
                                                                1992                   1991 (Adjusted)
                                                     -----------------------       ----------------------   (Increase)
                                                                   % of Net                      % of Net     Decrease
                                                      Amount       Revenues         Amount       Revenues   in Net loss
                                                     ----------    ---------       ---------     --------   -----------
                                                                          (Dollars in thousands)

Net revenues  . . . . . . . . . . . . . . . . . .    $ 572,487        100%         $ 503,113       100%     $ 69,374

Operating expenses:
 Technical   . . . . . . . . . . . . . . . . . .       204,449          36           178,974         36      (25,475)
 Selling, general & administrative   . . . . . .       120,356          21           104,570         21      (15,786)
 Depreciation and amortization   . . . . . . . .       168,538          29           164,712         33       (3,826)
                                                      --------                     ---------                --------
Operating profit  . . . . . . . . . . . . . . . .       79,144          14            54,857         11       24,287
Other income (expense):
 Interest expense, net   . . . . . . . . . . . .      (193,379)        (34)         (187,775)       (37)      (5,604)
 Share of affiliates' net loss   . . . . . . . .       (47,278)         (8)         (100,622)       (20)      53,344
 Gain on sale of programming interests, net  . .         7,053           1            15,505          3       (8,452)
 Gain on sale of marketable securities, net  . .           733           -             5,806          1       (5,073)
 Provision for loss on Olympics venture  . . . .       (50,000)         (9)                -          -      (50,000)
 Loss on sale of preferred stock   . . . . . . .       (20,000)         (3)                -          -      (20,000)
 Write off of deferred financing costs   . . . .       (12,284)         (2)                -          -      (12,284)
 Settlement of litigation and related matters  .        (5,655)         (1)           (9,677)        (2)       4,022
 Provision for preferential payment to related party    (2,662)          -                 -          -       (2,662)
 Miscellaneous   . . . . . . . . . . . . . . . .        (6,175)         (1)           (8,872)        (2)       2,697
                                                      --------                     ---------                --------
Net loss  . . . . . . . . . . . . . . . . . . . .    $(250,503)        (44)%       $(230,778)       (46)%   $(19,725)
                                                      --------                     ---------                --------
                                                      --------                     ---------                --------


OTHER OPERATING DATA:

Operating profit before depreciation
 and amortization (1)  . . . . . . . . . . . . .      $247,682                       $219,569

Currently payable interest expense, net . . . . .      141,843                        145,605

Net cash provided by operating activities (2) . .       84,188                         86,123

Net cash used in investing activities (2) . . . .      226,924                         46,984

Net cash provided by (used in) financing activities(2) 142,818                       (41,502)



(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2) See Item 8. Consolidated Statements of Cash Flows.



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


                                      (38)

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


OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $28.1 million (13%) to $247.7 million for 1992 from $219.6 million for 1991, as adjusted. Approximately $6.0 million (3%) of the increase is attributable to the CNYC Acquisition; the remaining $22.1 million (10%) increase is attributable to the combined effect of the revenue and expense increases noted above. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to an not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.


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

NET INTEREST EXPENSE increased $5.6 million (3%) during 1992 compared to 1991, as adjusted. Interest expense increased by $11.4 million ($3.1 million (2%) attributable to the CNYC Acquisition; $6.9 million (4%) to increasing amortization of the original issue discount on the subordinated notes payable of V Cable; and $1.4 million (1%) to interest incurred on a special funding revolver). These increases were partially offset by a net reduction of approximately $5.8 million (4%) attributable primarily to lower average interest rates during 1992 on the Company's bank debt and on the term loans of V Cable. Included in the calculation of the net $5.8 million reduction is $21.2 million of interest on the Company's $275 million 10-3/4% Senior Subordinated Debentures issued in April 1992, the proceeds of which were used to repay bank debt, on which an estimated $17.8 million of interest would have been charged.


                                      (39)

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


                                      (40)

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



                                      (41)

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the year ended December 31, 1993. (Rainbow Programming, Rainbow Advertising, and WKNR are included in "Other Unrestricted Subsidiaries").




                                                          Other      Cablevision
                      Restricted                       Unrestricted    Systems
                        Group     V Cable       CNYC   Subsidiaries  Corporation
                      ----------  --------   --------- ------------  -----------
                                             (Dollars in thousands)

Net revenues          $393,815    $137,853    $101,539    $ 33,517   $  666,724

Operating expenses:
 Technical             134,001      51,570      49,135       7,171      241,877
 Selling, general and
   administrative       63,054      20,494      33,601      55,538      172,687
 Depreciation and
   amortization         90,407      80,287      20,959       3,251      194,904
                      --------    --------    --------    --------     --------
Operating profit
  (loss)              $106,353(1) $(14,498)   $ (2,156)   $(32,443)  $   57,256
                      --------    --------    --------    --------     --------
                      --------    --------    --------    --------     --------

Currently payable
  interest expense    $126,377    $ 48,469    $  7,357   $      22   $  182,225
                      --------    --------    --------    --------    ---------
                      --------    --------    --------    --------    ---------

Total interest
   expense            $129,799    $ 94,452    $  8,161   $      22    $ 232,434
                      --------    --------    --------    --------    ---------
                      --------    --------    --------    --------    ---------


Senior debt           $359,022    $832,964    $129,106   $       7    $1,321,099
                      --------    --------    --------    --------     ---------
                      --------    --------    --------    --------     ---------

Subordinated debt     $822,781    $      -    $      -   $       -    $ 822,781
                      --------    --------    --------    --------     --------
                      --------    --------    --------    --------     --------

Obligation to related
    party            $       -    $      -    $ 91,619(2)$       -    $  91,619
                      --------    --------    --------    --------     --------
                      --------    --------    --------    --------     --------

Deficit investment
  in affiliate        $307,758    $      -    $      -   $      -     $ 307,758
                      --------    --------    --------    --------     --------
                      --------    --------    --------    --------     --------

Capital expenditures  $106,379    $ 20,304    $ 86,669    $  3,514    $ 214,604(3)
                      --------    --------    --------    --------     --------
                      --------    --------    --------    --------     --------



(1) Includes management fees from CNYC of $3,538, payment of which is restricted under the CNYC Credit Agreement.

(2) Obligation of NYC LP Corp., a wholly-owned Unrestricted Group subsidiary, relating to the acquisition of Cablevision of NYC, which obligation has been guaranteed by the Company.

(3) Includes intercompany eliminations of $2,262.



                                      (42)

At December 31, 1993, the Company's consolidated debt was $2,235.5 million (excluding the Company's deficit investment in A-R Cable of $307.8 million), of which $833.0 million represented V Cable's debt and $220.7 million represented CNYC's debt including the $91.6 million obligation to a related party.

RESTRICTED GROUP

The Company is party to a credit facility with a group of banks led by Toronto-Dominion (Texas) as agent, (the "Credit Agreement"). The maximum amount available to the Restricted Group under the Credit Agreement is $695.6 million with a final maturity at December 31, 2000. The facility consists of a $291.0 million term loan, which begins amortizing on a scheduled quarterly basis beginning December 31, 1993 with 68% being amortized by December 31, 1998; and a $404.6 million revolving loan with scheduled facility reductions starting on December 31, 1993 resulting in a 66.25% reduction by December 31, 1998. On March 18, 1994, the Restricted Group had outstanding bank borrowings of $441.7 million. An additional $18.4 million was reserved under the Credit Agreement for letters of credit issued on behalf of the Company.

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


                                      (43)

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

In July 1992, the Company acquired substantially all of the remaining interests in CNYC. CNYC is separately financed by a $185 million bank credit agreement. Under an agreement with the City of New York, the Company undertook to make aggregate equity contributions in Phases III, IV and V of CNYC of $71.0 million
or such lesser amount as the CNYC banks deem necessary.   Recourse by the City
of New York with respect to such obligation is limited to remedies available under the CNYC franchises. As of March 1, 1994, the Restricted Group had advanced $48.2 million of equity to CNYC and had the ability to invest the balance of the $71.0 million in CNYC. Under the CNYC purchase agreement, the Restricted Group has guaranteed an annual payment to Mr. Dolan of $5.6 million (the "Annual Payment" as defined) and a $40.0 million minimum payment (the "Minimum Payment", as defined). The Minimum Payment can be made in either cash or stock at the Company's option. Under its Credit Agreement, the Company is currently prohibited from paying the Minimum Payment and any amounts in respect of the Preferred Payment in cash. See Item 1 - "Business - Consolidated Cable Affiliates - Cablevision of New York City".

In March 1994, the Company purchased the assets of North Coast Cable for an aggregate purchase price of $133 million. The Company's cash requirement for this acquisition amounted to approximately $98.8 million. The remainder of the purchase price was paid with distributions owed the Company with respect to its existing minority interest and accrued management fees owing from North Coast Cable, through the assumption of certain liabilities of North Coast Cable and certain other


                                      (44)
adjustments. The net cash purchase price was provided by borrowings under the Restricted Group's Credit Agreement. See "Business - Recent Developments".

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

The terms of the instruments governing A-R Cable's and V Cable's indebtedness prohibit transfer of funds (except for certain payments related to corporate overhead allocations by A-R Cable and V Cable and pursuant to an income tax allocation agreement with respect to V Cable) from A-R Cable and V Cable to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. Payments to the Restricted Group in respect of its investments in and advances to Cablevision of Chicago and Cablevision of Boston are also presently prohibited by the terms of those companies' applicable debt instruments and are expected to be prohibited for the foreseeable future. The Restricted Group does not expect that such


                                      (45)
limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

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

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable, as described under Item 1 - "Business - Consolidated Cable Affiliates - V Cable".

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

V Cable made capital expenditures of approximately $20.3 million in 1993 and $17.6 million in 1992, primarily in connection with the expansion of existing cable plant to pass additional homes and for system upgrades and other general capital needs. The New York Upgrade Agreement applicable to V Cable requires the substantial upgrade of its systems in New York State, ultimately to a 77 channel capacity in 1995. In 1992 V Cable completed the first phase of this required upgrade, under which it expanded all of its New York cable systems to a 52 channel capacity. The Company


                                      (46)
believes that the upgrade of V Cable's New York systems from 52 to 77 channels will cost up to an additional $9.9 million, which would be spent during 1994 and 1995.

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

CABLEVISION OF NEW YORK CITY

CNYC is party to an $185 million credit facility with a group of banks led by the Chase Manhattan Bank, N.A. as agent (the "CNYC Credit Agreement") which is restricted to the construction and operating needs of Phases I through V in Brooklyn and The Bronx. In Brooklyn, CNYC has completed construction of Phases I through IV. In the Bronx, CNYC has completed construction of Phases I, II and
III. For additional information concerning the CNYC acquisition, see Item I - "Business - Consolidated Cable Affiliates - Cablevision of New York City" and
Note 2 of Notes to Consolidated Financial Statements.


At March 18, 1994 CNYC had outstanding bank borrowings of $140.0 million and an additional $7.2 million was reserved under the CNYC Credit Agreement for letters of credit issued on behalf of CNYC. Unrestricted and undrawn funds available to CNYC under the most restrictive borrowing condition of the Credit Agreement amounted to approximately $37.6 million at March 18, 1994. The weighted average interest rate on CNYC's bank indebtedness was 5.8% on December 31, 1993. Principal repayments commence on the $185 million credit facility on March 31, 1995 and end on June 30, 2000. Repayment is expected to be made through cash flow generated from operations.


As of March 18, 1994, the Restricted Group had contributed $48.2 million. The CNYC Credit Facility requires that the Restricted Group contribute $55 million of equity for Phases III and IV.

CNYC made capital expenditures of approximately $86.7 million in 1993 and $31.1 million in 1992 (from the date of acquisition). At December 31, 1993, the cost to complete CNYC construction was estimated at $122.0 million. CNYC expects the remaining costs for all CNYC construction will be financed by the amounts available under the CNYC Credit Facility, committed equity contributions and cash flow generated from operations. To eliminate the need for further equity contributions, CNYC expects to refinance the CNYC Credit Facility in 1994 to provide for additional amounts to complete construction.


                                      (47)

If CNYC fails to complete construction of the systems after construction of Phase IV in the Bronx and Phase V in Brooklyn has commenced, the City of New York could (among other remedies under the franchises) revoke the franchises, upon which CNYC would have 180 days to find a buyer for the system acceptable to the City.

Substantially all of the assets of the Phase Partnerships (as well as the interests in the Phase Partnerships held directly or indirectly by the Company and Mr. Dolan) are pledged to secure the obligations to the banks under the CNYC Credit Facility.

The Company is party to a management agreement with CNYC which requires the Company to provide management assistance to CNYC in exchange for 3-1/2% of gross revenues, as defined, plus reimbursement of general and administrative expenses and overhead. Payment of the 3-1/2% management fee is restricted under the CNYC Credit Facility, although a one time payment of $2.4 million was made to the Company in 1992 as permitted by the CNYC bank group. Unpaid management fees accrue interest at a rate equal to 2% above the average borrowing rate of CNYC under the CNYC Credit Facility, compounded quarterly. As of December 31, 1993, CNYC owed the Company approximately $7.1 million for unpaid management fees and accrued interest thereon.

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


                                      (48)

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS.


               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----
      Independent Auditors' Report....................................    50

      Consolidated Balance Sheets - December 31, 1993 and 1992........    51

      Consolidated Statements of Operations - years
          ended December 31, 1993, 1992 and 1991......................    53

      Consolidated Statements of Stockholders' Deficiency - years
          ended December 31, 1993, 1992 and 1991......................    54

      Consolidated Statements of Cash Flows - years ended
          December 31, 1993, 1992 and 1991............................    55

      Notes to Consolidated Financial Statements......................    57




                                      (49)

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

                                                /s/ KPMG PEAT MARWICK
                                                ---------------------
                                                KPMG Peat Marwick

Jericho, New York
March 4, 1994


                                      (50)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1993 and 1992
                            (Dollars in thousands)



      ASSETS                                                        1993          1992
Cash and cash equivalents....................................  $   12,944    $   2,721

Marketable securities........................................         835          752

Accounts receivable trade (less allowance for doubtful
  accounts of $5,055 and $3,232).............................      49,211       42,288

Notes receivable affiliates..................................       2,858        3,670

Notes and other receivables..................................       8,730        9,483

Prepaid expenses.............................................       6,236        7,161

Property, plant and equipment, net...........................     643,499      529,151

Investments in affiliates....................................      27,574       32,960

Advances to affiliates.......................................      38,157       41,432

Acquisition related costs and deposits.......................      16,737            -

Other investments, at cost...................................       1,971        2,173

Subscriber lists, net of accumulated amortization of
  $237,456 and $165,523......................................      39,799       56,786

Franchises, net of accumulated amortization of
  $183,599 and $129,362......................................     131,362      124,594

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
  $174,211 and $154,118......................................     221,790      284,494

Deferred financing, acquisition and other costs, net of
  accumulated amortization of $20,780 and $15,059............      51,550       43,254

Deferred interest expense, net of accumulated amortization of
  $14,047 in 1993 ...........................................      56,191       70,238
                                                              -----------  -----------
                                                              $ 1,309,444  $ 1,251,157
                                                              -----------  -----------
                                                              -----------  -----------


                              See accompanying notes to
                         consolidated financial statements.


                                      (51)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992
                             (Dollars in thousands)



                                                                               1993           1992
                                                                               ----           ----

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  100,017     $   72,947
Accrued liabilities:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,172         20,020
   Payroll and related benefits. . . . . . . . . . . . . . . . . . . .         27,068         19,273
   Franchise fees. . . . . . . . . . . . . . . . . . . . . . . . . . .         18,809         20,413
   Litigation settlement and related matters . . . . . . . . . . . . .          4,227          4,227
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73,902         40,609
   Accrued obligation, Olympics venture. . . . . . . . . . . . . . . .             --         50,000
Accounts payable to affiliates . . . . . . . . . . . . . . . . . . . .         16,236         14,785
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        480,079        656,272
Senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        832,866        798,792
Senior subordinated debentures . . . . . . . . . . . . . . . . . . . .        822,781        474,247
Obligation to related party. . . . . . . . . . . . . . . . . . . . . .         91,619         67,000
Capital lease obligations and other debt . . . . . . . . . . . . . . .          8,154          8,141
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . .             --          3,000
                                                                           ----------     ----------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      2,504,930      2,249,726
                                                                           ----------     ----------

Deficit investment in affiliate. . . . . . . . . . . . . . . . . . . .        307,758        251,679
                                                                           ----------     ----------

Commitments and contingencies

Stockholders' deficiency:
   8% Series C Cumulative Preferred Stock, $.01 par value,
     112,500 shares authorized, 110,622 shares issued
     ($100 per share liquidation preference) . . . . . . . . . . . . .              1              1
   8% Series D Cumulative Preferred Stock, $.01 par value,
     112,500 shares authorized, none issued ($100 per
     share liquidation preference) . . . . . . . . . . . . . . . . . .             --             --
   Class A Common Stock, $.01 par value, 50,000,000 shares
     authorized, 10,853,607 and 10,192,606 shares issued . . . . . . .            108            102
   Class B Common Stock, $.01 par value, 20,000,000 shares
     authorized, 12,411,532 and 12,423,532 shares issued . . . . . . .            124            124
   Par value in excess of capital contributed. . . . . . . . . . . . .        (80,255)       (78,157)
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .     (1,419,985)    (1,172,318)
                                                                           ----------     ----------
                                                                           (1,500,007)    (1,250,248)
   Less treasury stock, at cost (50,000 shares in 1993)  . . . . . . .         (3,237)            --
                                                                           ----------     ----------
   Total stockholders' deficiency. . . . . . . . . . . . . . . . . . .     (1,503,244)    (1,250,248)
                                                                           ----------     ----------
                                                                           $1,309,444     $1,251,157
                                                                           ----------     ----------
                                                                           ----------     ----------



                               See accompanying notes
                        to consolidated financial statements.


                                      (52)

                  CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    (Dollars in thousands except per share data)



                                                                                    1993           1992           1991
                                                                                    ----           ----           ----

Gross revenues (including affiliate amounts of $7,135, $6,441 and
  $5,448). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 675,862      $ 578,141      $ 608,985
 Less bad debts and subscriber credits . . . . . . . . . . . . . . . . . .           9,138          5,654          5,713
                                                                                 ---------      ---------      ---------
  Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         666,724        572,487        603,272
                                                                                 ---------      ---------      ---------

Operating expenses:
  Technical (including affiliate amounts of $26,732, $23,388 and
   $27,400). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         241,877        204,449        213,059
  Selling, general and administrative (including affiliate amounts of
   $(1,479), $(2,332) and $(4,166)). . . . . . . . . . . . . . . . . . . .         172,687        120,356        121,527
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .         194,904        168,538        215,326
                                                                                 ---------      ---------      ---------
                                                                                   609,468        493,343        549,912
                                                                                 ---------      ---------      ---------

  Operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57,256         79,144         53,360
                                                                                 ---------      ---------      ---------

Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (232,434)      (194,628)      (258,794)
  Interest income (including affiliate amounts of $567, $822 and $1,161) .           2,107          1,249          1,605
  Share of affiliates' net loss. . . . . . . . . . . . . . . . . . . . . .         (61,017)       (47,278)       (23,780)
  Gain (loss) on sale of programming interests, net. . . . . . . . . . . .            (330)         7,053         15,505
  Gain on sale of marketable securities, net . . . . . . . . . . . . . . .              --            733          5,806
  Provision for loss on Olympics venture . . . . . . . . . . . . . . . . .              --        (50,000)            --
  Loss on sale of preferred stock. . . . . . . . . . . . . . . . . . . . .              --        (20,000)            --
  Write off of deferred financing costs. . . . . . . . . . . . . . . . . .          (1,044)       (12,284)            --
  Settlement of litigation and related matters . . . . . . . . . . . . . .              --         (5,655)        (9,677)
  Provision for preferential payment to related party. . . . . . . . . . .          (5,600)        (2,662)            --
  Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,000             --             --
  Miscellaneous, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,720)        (6,175)       (11,224)
                                                                                 ---------      ---------      ---------
                                                                                  (304,038)      (329,647)      (280,559)
                                                                                 ---------      ---------      ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (246,782)      (250,503)      (227,199)

Dividend requirement applicable to Preferred Stock . . . . . . . . . . . .            (885)          (885)        (4,464)
                                                                                 ---------      ---------      ---------

Net loss applicable to common shareholders . . . . . . . . . . . . . . . .       $(247,667)     $(251,388)     $(231,663)
                                                                                 ---------      ---------      ---------
                                                                                 ---------      ---------      ---------

Net loss per common share. . . . . . . . . . . . . . . . . . . . . . . . .       $  (10.83)     $  (11.17)     $  (10.32)
                                                                                 ---------      ---------      ---------
                                                                                 ---------      ---------      ---------

Average number of common shares outstanding (in thousands) . . . . . . . .          22,859         22,512         22,446
                                                                                 ---------      ---------      ---------
                                                                                 ---------      ---------      ---------


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



                                                                             Par Value
                                            Series C   Class A   Class B     in Excess
                                            Preferred  Common    Common     of Capital     Accumulated     Treasury
                                              Stock     Stock     Stock     Contributed      Deficit         Stock        Total
                                            ---------  -------   -------    -----------    -----------     --------       -----

Balance December 31, 1990. . . . . . . .       $ 1      $  91    $ 133       $(13,406)    $  (689,267)     $    --   $  (702,448)

     Net loss - year ended
       December 31, 1991 . . . . . . . .        --         --       --             --        (227,199)          --      (227,199)
     Employee stock transactions . . . .        --          7       (6)         1,682              --           --         1,683
     Preferred dividend requirement. . .        --         --       --             --          (4,464)          --        (4,464)
                                               ---      -----    -----       --------     -----------      -------   -----------

Balance December 31, 1991. . . . . . . .         1         98      127        (11,724)       (920,930)          --      (932,428)

     Net loss - year ended
       December 31, 1992 . . . . . . . .        --         --       --             --        (250,503)          --      (250,503)
     Cost of acquisitions. . . . . . . .        --         --       --        (71,333)             --           --       (71,333)
     Employee stock transactions . . . .        --          4       (3)        4,900               --           --         4,901
     Preferred dividend requirement. . .        --         --       --             --            (885)          --          (885)
                                               ---      -----    -----       --------     -----------      -------   -----------

Balance December 31, 1992. . . . . . . .         1        102      124        (78,157)     (1,172,318)          --    (1,250,248)

     Net loss - year ended
       December 31, 1993 . . . . . . . .        --         --       --             --        (246,782)          --      (246,782)
     Cost of acquisitions. . . . . . . .        --          2       --        (11,977)             --           --       (11,975)
     Employee stock transactions . . . .        --          2        2          9,879              --           --         9,883
     Purchase of treasury stock. . . . .                                                                    (3,237)       (3,237)
     Conversion of Class B to Class A. .        --          2       (2)            --              --           --            --
     Preferred dividend requirement. . .        --         --       --             --            (885)          --          (885)
                                               ---      -----    -----       --------     -----------      -------   -----------

Balance December 31, 1993. . . . . . . .       $ 1      $ 108    $ 124       $(80,255)    $(1,419,985)     $(3,237)  $(1,503,244)
                                               ---      -----    -----       --------     -----------      -------   -----------
                                               ---      -----    -----       --------     -----------      -------   -----------



                             See accompanying notes
                      to consolidated financial statements.


                                      (54)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                             (Dollars in thousands)


                                                                                         1993           1992           1991
                                                                                        ------         ------         ------

Cash flows from operating activities:

    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(246,782)     $(250,503)     $(227,199)
                                                                                      ---------      ---------      ---------

  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .        194,904        168,538        215,326
      Share of affiliates' net loss. . . . . . . . . . . . . . . . . . . . . . .         61,017         47,278         23,780
      Loss on sale of programming interests, net . . . . . . . . . . . . . . . .            330         (7,053)       (15,505)
      Gain on sale of marketable securities, net . . . . . . . . . . . . . . . .             --           (733)        (5,806)
      Write off of deferred financing costs. . . . . . . . . . . . . . . . . . .          1,044         12,284             --
      Loss on sale of equipment, net . . . . . . . . . . . . . . . . . . . . . .          2,106          1,185            713
      Amortization of deferred financing . . . . . . . . . . . . . . . . . . . .          3,950          4,135          4,550
      Amortization of deferred interest expense. . . . . . . . . . . . . . . . .         14,047             --             --
      Amortization of debenture discount . . . . . . . . . . . . . . . . . . . .            138             74             75
      Accretion of interest on debt. . . . . . . . . . . . . . . . . . . . . . .         32,074             --             --
      Amortization of original issue discount on subordinated notes payable. . .             --         47,203         73,988
      Change in assets and liabilities, net of effects of acquisitions:
         Increase in accounts receivable trade . . . . . . . . . . . . . . . . .         (6,888)        (8,351)          (690)
         Decrease in notes receivable affiliates . . . . . . . . . . . . . . . .            812            722          1,998
         (Increase) decrease in notes and other receivables. . . . . . . . . . .            753         (3,944)        (1,231)
         (Increase) decrease in prepaid expenses . . . . . . . . . . . . . . . .            939            138         (2,397)
         (Increase) decrease in advances to affiliates . . . . . . . . . . . . .          3,275           (221)        (1,159)
         Increase in accounts payable. . . . . . . . . . . . . . . . . . . . . .         27,010         28,513            493
         Increase (decrease) in accrued liabilities. . . . . . . . . . . . . . .         48,463         (6,093)        20,528
         Increase (decrease) in accrued obligation, Olympics venture . . . . . .        (50,000)        50,000             --
         Increase (decrease) in accounts payable to affiliates . . . . . . . . .          1,451          1,017         (1,341)
                                                                                      ---------      ---------      ---------

      Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        335,485        334,691        313,322
                                                                                      ---------      ---------      ---------

      Net cash provided by operating activities. . . . . . . . . . . . . . . . .         88,703         84,188         86,123
                                                                                      ---------      ---------      ---------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (214,604)      (108,802)       (71,405)
  Payments for acquisitions, net of cash acquired. . . . . . . . . . . . . . . .        (30,783)       (67,292)            --
  Proceeds from sale of programming interests. . . . . . . . . . . . . . . . . .            543          8,254         22,907
  Proceeds from sale of securities . . . . . . . . . . . . . . . . . . . . . . .             --          4,096         17,443
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . . . .          3,643          3,576            260
  Increase in investments in affiliates. . . . . . . . . . . . . . . . . . . . .           (425)       (66,123)       (15,240)
  Increase in acquisition related costs and deposits . . . . . . . . . . . . . .        (16,737)            --             --
  (Increase) decrease in marketable securities and other investments . . . . . .            119           (633)          (697)
  Additions to intangible assets, net. . . . . . . . . . . . . . . . . . . . . .           (978)            --           (252)
                                                                                      ---------      ---------      ---------

    Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .       (259,222)      (226,924)       (46,984)
                                                                                      ---------      ---------      ---------



                            See accompanying notes
                     to consolidated financial statements.


                                      (55)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                            (Dollars in thousands)
                                  (continued)


                                                                                         1993           1992           1991
                                                                                        ------         ------         ------

Cash flows from financing activities:
  Proceeds from bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 197,286      $ 185,301       $ 60,196
  Repayment of bank debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (373,479)      (393,632)       (80,193)
  Proceeds from senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         25,750         46,236         57,050
  Repayment of senior debt . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23,750)       (16,950)       (65,550)
  Issuance of senior subordinated debentures . . . . . . . . . . . . . . . . . .        348,396        275,000             --
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . .           (885)          (885)          (885)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,883          4,901          1,683
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,237)            --             --
  Obligation of related party. . . . . . . . . . . . . . . . . . . . . . . . . .         21,919         67,000             --
  Payments on capital lease obligations and other debt . . . . . . . . . . . . .         (2,682)        (4,920)        (5,545)
  Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,000)         3,000             --
  Additions to deferred financing and other. . . . . . . . . . . . . . . . . . .        (15,459)       (22,233)        (8,258)
                                                                                      ---------      ---------       --------

    Net cash provided by (used in) financing activities. . . . . . . . . . . . .        180,742        142,818        (41,502)
                                                                                      ---------      ---------       --------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .         10,223             82         (2,363)

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .          2,721          2,639          5,002
                                                                                      ---------      ---------       --------

Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . .      $  12,944      $   2,721       $  2,639
                                                                                      ---------      ---------       --------
                                                                                      ---------      ---------       --------



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


                                       (57)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


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

NOTE 2.    ACQUISITIONS, RESTRUCTURINGS AND DISPOSITIONS

1993 ACQUISITIONS:

In December 1986, the Company had purchased substantially all the limited partnership interests in Cablevision of Connecticut. In November 1993, the Company purchased


                                       (58)
the remaining interests in exchange for 164,051 shares of the Company's Class A Common Stock which had a fair market value of approximately $10,725. Such amount was charged to excess cost over fair value of net assets acquired and will be amortized over the remaining original amortization period.

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


                                       (59)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


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


                                       (60)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


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


                                       (61)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


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


                                      (62)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)
                                  (continued)

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


                                       (63)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


NOTE 3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                            December 31,
                                          ---------------          Estimated
                                          1993       1992         Useful Lives
                                          ----       ----         ------------
Cable television transmission
 and distribution systems:
   Converters.......................  $  189,287    $151,265     3 to 5 years
   Headends.........................      52,100      31,984     6 to 9 years
   Distribution systems.............     764,717     621,865     10 to 15 years
   Program, service and test
    equipment.......................      64,302      54,581     4 to 7 years
   Microwave equipment..............       4,787       3,358     7 1/2 years
   Construction in progress (including
    materials and supplies).........      22,112      25,541
Furniture and fixtures..............      16,540      15,053     5 to 12 years
Vehicles............................      19,482      16,777     2 to 4 years
Leasehold improvements..............      38,447      35,033     Term of lease
Land and land improvements..........       3,971       3,936
                                      ----------    --------
                                       1,175,745     959,393
Less accumulated depreciation and
 amortization.......................     532,246     430,242
                                      ----------    --------

                                      $  643,499    $529,151
                                      ----------    --------
                                      ----------    --------

At December 31, 1993 and 1992, property, plant and equipment include approximately $7,714 and $7,879, respectively, of net assets recorded under capital leases.

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


                                      (64)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


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

Interest on outstanding amounts may be paid, at the option of the Company, based on various formulas which relate to the prime rate, rates for certificates of deposit or other prescribed rates. In addition, the Company has entered into interest rate swap agreements with several banks on a notional amount of $275,000 as of December 31, 1993 whereby the Company pays a fixed rate of interest and receives a variable rate. Interest rates and terms vary in accordance with each of the agreements. The Company accounts for its interest rate swap agreements as hedges of floating rate debt, as may be required in the credit agreements, whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. As of December 31, 1993, the interest rate agreements expire at various times through 2000 and have a weighted average life of approximately two years. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on all bank indebtedness was 8.9% and 8.2% on December 31, 1993 and 1992, respectively. The Company is also obligated to pay fees of 3/8 of 1% per annum on the unused loan commitment and from 1-3/8% to 1-5/8% per annum on letters of credit issued under the Credit Agreement.


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


                                      (65)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)

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


                                      (66)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)

SENIOR SUBORDINATED DEBENTURES

In February 1993, the Company issued $200,000 face amount of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). Interest is payable on the 2013 Debentures semi-annually on February 15 and August 15. The 2013 Debentures are redeemable, at the Company's option, on February 15, 2003, February 15, 2004, February 15, 2005 and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40% and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The indenture under which the 2013 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1993. The 2013 Debentures are not entitled to the benefits of a sinking fund. The net proceeds of approximately $193,150 were used to reduce bank borrowings.

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


                                      (67)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (continued)

April 1, 1998 at the redemption price of 103.071% and 101.536%, respectively, of the principal amount, and on April 1, 1999 and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The Indenture under which the 2004 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1993. The Indenture requires a sinking fund providing for the redemption on April 1, 2002 and April 1, 2003 of $68,750 principal amount of the 2004 Debentures, at a redemption price equal to 100% of the principal amount, plus accrued interest to the redemption date.

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


                                      (68)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (continued)

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

The debt of V Cable and VC Holding is guaranteed by, and secured by a pledge of all of the assets of, V Cable, VC Holding and each of their subsidiaries, including a pledge of all direct and indirect ownership interests in such subsidiaries. U.S. Cable's debt is also guaranteed and cross-collateralized by each of V Cable, VC Holding and each of their subsidiaries. All of the V Cable, VC Holding and U.S. Cable credit facilities are non-recourse to the Company other than with respect to the common stock of V Cable owned by the Company. Substantially all of the assets of V Cable,


                                      (69)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (continued)

amounting to approximately $536,600 at December 31, 1993, have been pledged to secure borrowings under the V Cable and VC Holding Credit Agreements. At December 31, 1993 V Cable's liabilities exceeded its assets by approximately $331,215.

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


                                      (70)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (continued)

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

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1993 are as follows:

                                                    Deferred Asset
                                                     (LIABILITY)
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



                                      (71)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


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


                                      (72)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


Summarized combined financial information relating to these programming companies at December 31, 1993, 1992 and 1991 and for the years then ended is as follows:

                                       1993       1992         1991
                                      ------     ------       ------
      Current assets               $ 133,060    $ 115,806   $ 115,231
                                   ---------    ---------   ---------
                                   ---------    ---------   ---------
      Noncurrent assets            $ 126,826    $  86,812   $  78,073
                                   ---------    ---------   ---------
                                   ---------    ---------   ---------
      Current liabilities          $  93,071    $  95,841   $  65,906
                                   ---------    ---------   ---------
                                   ---------    ---------   ---------
      Noncurrent liabilities       $ 123,184    $ 102,847   $  38,311
                                   ---------    ---------   ---------
                                   ---------    ---------   ---------
      Net revenues                 $ 363,727    $ 322,019   $ 289,849
                                   ---------    ---------   ---------
                                   ---------    ---------   ---------
      Net income (loss)            $  39,423    $  (9,272)  $ (16,523)
                                   ---------    ---------   ---------
                                   ---------    ---------   ---------

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


                                      (73)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


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


                                      (74)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)

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

                                                 1993      1992      1991
                                                 ----      ----      ----
  Service cost for benefits earned
     during the year                          $   350   $   378     $ 328
  Interest cost on projected benefit
     obligation                                   346       373       314
  Actual return on plan assets                 (1,292)   (1,091)     (836)
  Net amortization and deferral                   964       756       631
                                              -------   -------     -----
        Total pension cost                    $   368   $   416     $ 437
                                              -------   -------     -----
                                              -------   -------     -----

The following table sets forth the funded status of the Benefit Plan at December 31, 1993 and 1992:

                                                            1993        1992
                                                            ----        ----
  Actuarial present value of:
     Vested benefit obligation                           $ 3,843       $4,229
     Non vested benefits                                      10           93
                                                         -------       ------
  Projected benefit obligation                             3,853        4,322
  Plan assets at fair value                                5,578        4,544
                                                         -------       ------
  Assets greater than (less than)
     projected benefit obligation                          1,725          222
  Unrecognized net gain                                   (1,602)        (278)
  Remaining unrecognized obligation                          567          630
                                                         -------       ------
  Prepaid pension cost                                   $   690       $  574
                                                         -------       ------
                                                         -------       ------

The projected benefit obligation for the plan was determined using an assumed discount rate and assumed long range rate of return of 8% in 1993 and 1992. No assumed rate of salary increase was used to compute the projected benefit obligation, since substantially all participants are currently at their maximum benefit level.


                                      (75)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)
                                  (continued)


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


                                      (76)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)
                                  (continued)


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


                                      (77)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)
                                  (continued)


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

Stock transactions under the Amended Plan and Prior Plans are as follows:

                                 Shares           Stock        Stock or
                                  Under       Appreciation       Bonus       Available         Option
                                 Option          Rights         Awards       For Grant       Price Range

Balance, December 31, 1990     2,258,900        282,350        438,530        289,689       $14.50-$37.13
 Granted                          24,000                        25,000        (49,000)      $25.00
 Exercised/issued                (16,487)          (987)       (40,000)                     $16.63-$24.50
 Cancelled                       (16,425)        (6,425)       (97,880)       114,305       $21.25-$29.88
                               ---------        -------        -------        -------

Balance, December 31, 1991     2,249,988        274,938        325,650        354,994       $14.50-$37.13
 Granted                         211,350        683,850        211,350       (422,700)      $16.63-$36.00
 Exercised/issued               (132,537)        (8,387)       (92,825)                     $14.50-$24.50
Cancelled                         (6,675)        (6,675)       (85,700)        92,375      $24.50-$27.625
                               ---------        -------        -------        -------

Balance, December 31, 1992     2,322,126        943,726        358,475         24,669       $14.50-$37.13

 Granted                          15,225         15,225         10,225        (25,450)      $27.63-$38.25
 Exercised/issued               (478,582)       (84,017)       (15,000)                     $14.50-$36.00
 Cancelled                      (124,074)       (19,989)       (28,050)       152,124       $16.63-$37.13
                               ---------        -------        -------        -------

Balance, December 31, 1993     1,734,695        854,945        325,650        151,343       $14.50-$38.25
                               ---------        -------        -------        -------
                               ---------        -------        -------        -------


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


                                      (78)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)
                                  (continued)


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


                                      (79)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)
                                  (continued)


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


                                       (80)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


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


                                      (81)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


NOTE 14.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL
            INSTRUMENTS

CASH AND CASH EQUIVALENTS, TRADE ACCOUNTS RECEIVABLE, NOTES AND OTHER RECEIVABLES, ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND ACCOUNTS PAYABLE TO AFFILIATES

The carrying amount approximates fair value due to the short maturity of these instruments.

MARKETABLE SECURITIES AND NOTES RECEIVABLE - AFFILIATES

The fair value of the Company's marketable securities are based on quoted market prices. The fair value of notes receivable - affiliates is based on current rates for notes with similar maturities.

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


                                      (82)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)


The fair value of the Company's financial instruments are summarized as follows:



                                                       December 31, 1993
                                              ------------------------------
                                                Carrying          Estimated
                                                 Amount           Fair Value
                                                --------          ----------

Marketable securities and notes
   receivable - affiliates                    $    3,693         $    7,268
                                              ----------         ----------
                                              ----------         ----------

Other investments                             $    1,971         $    1,971
                                              ----------         ----------
                                              ----------         ----------

Long term debt instruments:
   Bank debt                                  $  480,079         $  480,079
   Senior debt                                   832,866            832,866
   Senior subordinated debentures                822,781            928,060
   Obligation to related party                    91,619             91,619
                                              ----------         ----------
                                              $2,227,345         $2,332,624
                                              ----------         ----------
                                              ----------         ----------
Interest rate swap agreements:
   In a net payable position                  $    3,745         $   21,248
                                              ----------         ----------
                                              ----------         ----------


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

In March 1994, Cablevision Cleveland, a partnership comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operated a cable television system in Cleveland, Ohio. The purchase price aggregated approximately $104,000 including expenses, of which approximately $100,000 was paid in cash and $4,000 in the form of a short-term promissory note secured by a letter of credit. The net cash purchase price of the acquisition was financed by borrowings under the Company's Credit Agreement and Cablevision Cleveland is part of the Restricted Group.



                                       (83)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)



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



                            MARCH 31,             JUNE 30,            SEPTEMBER 30,         DECEMBER 31,              TOTAL
                      --------------------   -------------------   -------------------   -------------------  --------------------
                        1993        1992       1993       1992       1993       1992       1993       1992       1993       1992


Net revenues . . . .  $157,023    $127,887   $168,170   $135,782   $169,563   $151,278   $171,968   $157,540  $ 666,724  $ 572,487
Operating
  expenses . . . . .   139,850     112,312    147,465    114,510    149,083    130,358    173,070    136,163    609,468    493,343
                      --------    --------   --------   --------   --------   --------   --------   --------  ---------  ---------
Operating profit
  (loss) . . . . . .  $ 17,173    $ 15,575   $ 20,705   $ 21,272   $ 20,480   $ 20,920   $ (1,102)  $ 21,377  $  57,256  $  79,144
                      --------    --------   --------   --------   --------   --------   --------   --------  ---------  ---------
                      --------    --------   --------   --------   --------   --------   --------   --------  ---------  ---------


Net loss
 applicable to
 common
 shareholders. . . .  $(55,910)   $(52,753)  $(49,007)  $(86,052)  $(55,649)  $(46,174)  $(87,101)  $(66,409) $(247,667) $(251,388)
                      --------    --------   --------   --------   --------   --------   --------   --------  ---------  ---------
                      --------    --------   --------   --------   --------   --------   --------   --------  ---------  ---------

Net loss per
 common share. . . .  $  (2.46)   $  (2.35)  $  (2.15)  $  (3.83)  $  (2.44)  $  (2.05)  $  (3.78)  $  (2.94) $  (10.83) $  (11.17)
                      --------    --------   --------   --------   --------   --------   --------   --------  ---------  ---------
                      --------    --------   --------   --------   --------   --------   --------   --------  ---------  ---------



                                       (84)

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this report:

      1. The financial statements as indicated in the index is set forth on page 49.
      2.    Financial Statement schedules:
                                                                           Page
                                                                           No.
                                                                           ----

            Schedules supporting consolidated financial statements:
              Schedule V - Property, Plant and Equipment................    86
              Schedule VI - Accumulated Depreciation and Amortization
                 of Property, Plant and Equipment.......................    88
              Schedule VIII - Valuation and Qualifying Accounts.........    90
              Schedule X - Supplementary Income Statement Information...    91

Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

       3. Independent auditors report and accompanying financial statements of A-R Cable Services, Inc. are filed as part of this report on page 92.
       4.   The Index to Exhibits is on page 113.

(b)   Reports on Form 8-K:

There were no reports on Form 8-K filed during the last quarter of the fiscal period covered by this report.


                                       (85)

                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)


                                                                                              Other
                                              Balance at                                    Changes-      Balance at
                                               Beginning      Additions                     (Deduct)        End of
         Classification                        of Period       at Cost      Retirements      Add (2)        Period
         ---------------                      ----------      ---------     -----------     --------      ----------

For the Year Ended December 31, 1993
  Converters . . . . . . . . . . . . . .       $151,265       $ 40,513       $ (4,226)      $  1,735     $  189,287
  Headends . . . . . . . . . . . . . . .         31,984         19,966            (55)           205         52,100
  Distribution systems . . . . . . . . .        621,865         88,777         47,437 (1)      6,638        764,717
  Program, service & test equipment. . .         54,581         12,656         (2,868)           (67)        64,302
  Microwave equipment. . . . . . . . . .          3,358             71             --          1,358          4,787
  Construction in progress . . . . . . .         25,541         46,538        (49,967)(1)         --         22,112
  Furniture and fixtures . . . . . . . .         15,053          2,095           (233)          (375)        16,540
  Vehicles . . . . . . . . . . . . . . .         16,777          3,104           (215)          (184)        19,482
  Leasehold improvements . . . . . . . .         35,033          3,544           (126)            (4)        38,447
  Land and land improvements . . . . . .          3,936             35             --             --          3,971
                                               --------       --------       --------        -------     ----------
                                               $959,393       $217,299       $(10,253)      $  9,306     $1,175,745
                                               --------       --------       --------        -------     ----------
                                               --------       --------       --------        -------     ----------

For the Year Ended December 31, 1992 (3)
  Converters . . . . . . . . . . . . . .       $120,743       $ 14,208        $(4,381)      $ 20,695       $151,265
  Headends . . . . . . . . . . . . . . .         24,547          5,897             (1)         1,541         31,984
  Distribution systems . . . . . . . . .        495,780         53,111          5,615 (1)     67,359        621,865
  Program, service & test equipment. . .         41,401         14,353         (3,503)         2,330         54,581
  Microwave equipment. . . . . . . . . .          3,084            138             --            136          3,358
  Construction in progress . . . . . . .          1,633         16,546         (5,962)(1)     13,324         25,541
  Furniture and fixtures . . . . . . . .         12,411          2,222           (316)           736         15,053
  Vehicles . . . . . . . . . . . . . . .         12,543          2,429           (146)         1,951         16,777
  Leasehold improvements . . . . . . . .         26,756          5,730           (326)         2,873         35,033
  Land and land improvements . . . . . .          3,937            172           (173)            --          3,936
                                               --------       --------       --------        -------     ----------
                                               $742,835       $114,806        $(9,193)      $110,945       $959,393
                                               --------       --------       --------        -------     ----------
                                               --------       --------       --------        -------     ----------

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


                                                                     (continued)

                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)


                                                                                              Other
                                              Balance at                                    Changes-      Balance at
                                               Beginning      Additions                     (Deduct)        End of
         Classificiation                       of Period       at Cost      Retirement         Add          Period
         ---------------                      ----------      ---------     ----------      --------      ----------

For the Year Ended December 31, 1991
  Converters . . . . . . . . . . . . . .       $131,477        $16,073        $(1,720)       $    --       $145,830
  Headends . . . . . . . . . . . . . . .         34,213          2,102            (48)            --         36,267
  Distribution systems . . . . . . . . .        560,646         41,818          2,186 (1)         --        604,650
  Program, service & test equipment. . .         42,332          3,971           (543)            --         45,760
  Microwave equipment. . . . . . . . . .          4,182             25             --             --          4,207
  Construction in progress . . . . . . .          1,854          2,430         (2,241)(1)         --          2,043
  Furniture and fixtures . . . . . . . .         12,014          1,410            (31)            --         13,393
  Vehicles . . . . . . . . . . . . . . .         14,377          2,823           (181)            --         17,019
  Leasehold improvements . . . . . . . .         28,571          1,471           (458)            --         29,584
  Land and land improvements . . . . . .          4,747             42             --             --          4,789
                                               --------        -------        -------        -------       --------
                                               $834,413        $72,165        $(3,036)       $    --       $903,542
                                               --------        -------        -------        -------       --------
                                               --------        -------        -------        -------       --------

(1) Includes transfer of completed construction.


                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE VI
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)


                                                                                              Other
                                              Balance at                                    Changes-      Balance at
                                               Beginning      Additions                     (Deduct)        End of
         Classificiation                       of Period       at Cost      Retirement       Add (2)        Period
         ---------------                      ----------      ---------     ----------      --------      ----------

For the Year Ended December 31, 1993
  Converters . . . . . . . . . . . . . .       $101,250       $ 20,359        $(1,784)       $ 1,524       $121,349
  Headends . . . . . . . . . . . . . . .         13,742          4,166            (22)           (90)        17,796
  Distribution systems . . . . . . . . .        251,882         61,482           (274)         3,092        316,182
  Program, service & test equipment. . .         28,120          7,622         (1,859)          (124)        33,759
  Microwave equipment. . . . . . . . . .          2,443            310             --            208          2,961
  Furniture and fixtures . . . . . . . .          7,696          1,580           (232)            55          9,099
  Vehicles . . . . . . . . . . . . . . .         10,610          2,963           (213)          (184)        13,176
  Leasehold improvements . . . . . . . .         14,499          3,601           (120)           (56)        17,924
                                               --------       --------        -------        -------       --------
                                               $430,242       $102,083        $(4,504)       $ 4,425       $532,246
                                               --------       --------        -------        -------       --------
                                               --------       --------        -------        -------       --------

For the Year Ended December 31, 1992 (1)
  Converters . . . . . . . . . . . . . .       $ 79,467       $ 16,793        $  (744)       $ 5,734       $101,250
  Headends . . . . . . . . . . . . . . .         10,101          3,199             (1)           443         13,742
  Distribution systems . . . . . . . . .        188,342         50,139           (201)        13,602        251,882
  Program, service & test equipment. . .         23,633          6,425         (2,338)           400         28,120
  Microwave equipment. . . . . . . . . .          2,069            329             --             45          2,443
  Furniture and fixtures . . . . . . . .          6,290          1,525           (316)           197          7,696
  Vehicles . . . . . . . . . . . . . . .          7,533          2,364           (158)           871         10,610
  Leasehold improvements . . . . . . . .         10,755          3,003           (163)           904         14,499
                                               --------       --------        -------        -------       --------

                                               $328,190        $83,777        $(3,921)       $22,196       $430,242
                                               --------       --------        -------        -------       --------
                                               --------       --------        -------        -------       --------

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


                                                                     (continued)

                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE VI
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)


                                                                                              Other
                                              Balance at                                    Changes-      Balance at
                                               Beginning      Additions                     (Deduct)        End of
         Classificiation                       of Period       at Cost      Retirement       Add (1)        Period
         ---------------                      ----------      ---------     ----------      --------      ----------

For the Year Ended December 31, 1991
  Converters . . . . . . . . . . . . . .       $ 81,169        $18,339        $(1,262)      $     --       $ 98,246
  Headends . . . . . . . . . . . . . . .         12,735          4,600            (23)            --         17,312
  Distribution systems . . . . . . . . .        168,370         51,838            (45)            --        220,163
  Program, service & test equipment. . .         21,331          5,942           (515)            --         26,758
  Microwave equipment. . . . . . . . . .          2,545            504             --             --          3,049
  Furniture and fixtures . . . . . . . .          5,330          1,571             (7)            --          6,894
  Vehicles . . . . . . . . . . . . . . .          7,944          3,085           (177)            --         10,852
  Leasehold improvements . . . . . . . .          9,095          2,649            (34)            --         11,710
                                               --------       --------        -------       --------       --------
                                               $308,519        $88,528        $(2,063)      $              $394,984
                                               --------       --------        -------       --------       --------
                                               --------       --------        -------       --------       --------


                         CABLEVISION SYSTEMS CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                              Balance at     Charged to       Charged
                                               Beginning      Costs and      to Other      Deductions-    Balance at
                                               of Period      Expenses       Accounts      Write-Offs    End of Period
                                              ----------     ----------      ---------     ----------    -------------

Year Ended December 31, 1993

  Allowance for doubtful accounts. . . .         $3,232         $9,138         $    -        $(7,315)        $5,055
                                                 ------         ------         ------        -------         ------
                                                 ------         ------         ------        -------         ------


Year Ended December 31, 1992

  Allowance for doubtful accounts. . . .         $1,965 (1)     $5,654         $1,972        $(6,359)        $3,232
                                                 ------         ------         ------        -------         ------
                                                 ------         ------         ------        -------         ------


Year Ended December 31, 1991

  Allowance for doubtful accounts. . . .         $2,585         $5,713         $    -        $(6,039)        $2,259
                                                 ------         ------         ------        -------         ------
                                                 ------         ------         ------        -------         ------


(1) Balance reflects the deconsolidation of the Company's A-R Cable subsidiary, effective January 1, 1992.


                         CABLEVISION SYSTEMS CORPORATION

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                             (Dollars in thousands)


                                                               Charged to Costs and Expenses
                                                        ------------------------------------------
                                                            Year           Year           Year
                                                            Ended          Ended          Ended
                                                        December 31,   December 31,   December 31,
                                                            1993           1992           1991
                                                        ------------   ------------   ------------

Maintenance and repairs. . . . . . . . . . . . . .       $  8,168       $  8,236       $  9,871
                                                         --------       --------       --------
                                                         --------       --------       --------

Taxes, other than payroll and income taxes:
 Franchise fees. . . . . . . . . . . . . . . . . .       $ 24,488       $ 20,168       $ 19,634
 Real estate and personal property taxes . . . . .          6,865          6,004          6,534
                                                         --------       --------       --------

                                                         $ 31,353       $ 26,172       $ 26,168
                                                         --------       --------       --------
                                                         --------       --------       --------

Advertising. . . . . . . . . . . . . . . . . . . .       $  3,475       $  1,489       $  2,380
                                                         --------       --------       --------
                                                         --------       --------       --------

Amortization of Intangible Assets:
 Subscriber lists. . . . . . . . . . . . . . . . .       $ 37,879       $ 29,798       $ 36,442
 Franchises. . . . . . . . . . . . . . . . . . . .         32,680         27,069         48,438
 Broadcast, production and program rights. . . . .             52          1,521          5,183
 Other . . . . . . . . . . . . . . . . . . . . . .         22,210         26,373         36,735
                                                         --------       --------       --------
                                                         $ 92,821       $ 84,761       $126,798
                                                         --------       --------       --------
                                                         --------       --------       --------

Depreciation . . . . . . . . . . . . . . . . . . .       $102,083       $ 83,777       $ 88,528
                                                         --------       --------       --------
                                                         --------       --------       --------


                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
                         (a wholly-owned subsidiary of
                       Cablevision Systems Corporation)

                       Consolidated Financial Statements

                          December 31, 1993 and 1992

                  (With Independent Auditors' Report Thereon)




                                       (92)

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

                                            /S/ KPMG PEAT MARWICK
                                                ---------------------
                                                KPMG PEAT MARWICK

Jericho, New York
March 4, 1994


                                       (93)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                                (in thousands)


                                                                           1993          1992
                                                                           ----          ----

    ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .        $    398       $    517

Accounts receivable trade (less allowance for doubtful
  accounts of $260 and $204) . . . . . . . . . . . . . . . . . .           1,369          1,393

Notes and other receivables. . . . . . . . . . . . . . . . . . .           1,524          1,061

Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .             647            615

Property, plant and equipment, net . . . . . . . . . . . . . . .          99,109         89,019

Subscriber lists, net of accumulated amortization of
  $46,080 and $25,344. . . . . . . . . . . . . . . . . . . . . .          14,720         14,784

Franchises, net of accumulated amortization of
  $194,320 and $106,875. . . . . . . . . . . . . . . . . . . . .          45,880         51,657

Excess costs over fair value of net assets acquired, net of
  accumulated amortization of $52,077 and $43,474. . . . . . . .         120,439        129,042

Deferred financing and other costs, net of accumulated
  amortization of $4,665 and $3,513. . . . . . . . . . . . . . .           4,262          6,023
                                                                        --------       --------

                                                                        $288,348       $294,111
                                                                        --------       --------
                                                                        --------       --------


                           See accompanying notes to
                      consolidated financial statements.


                                       (94)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                                (in thousands)


                                                                           1993          1992
                                                                           ----          ----

    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       $  14,566       $  9,268
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,754            647
  Payroll and related benefits . . . . . . . . . . . . . . . . .           1,956          1,379
  Franchise fees . . . . . . . . . . . . . . . . . . . . . . . .           1,556          1,433
  Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . .             989          1,139
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,673          4,530
Amounts payable to affiliates, net . . . . . . . . . . . . . . .             602            794
Due to parent. . . . . . . . . . . . . . . . . . . . . . . . . .           7,191          2,899
Senior term loan . . . . . . . . . . . . . . . . . . . . . . . .         397,500        375,361
Subordinated notes payable . . . . . . . . . . . . . . . . . . .              --         28,793
Capital lease obligations. . . . . . . . . . . . . . . . . . . .             232            531
Subscriber deposits. . . . . . . . . . . . . . . . . . . . . . .             873            950
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .          20,127             --
                                                                        --------       --------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . .         454,019        427,724
                                                                        --------       --------

Commitments and contingencies

Preferred Stock - Series A . . . . . . . . . . . . . . . . . . .         141,578        118,066
                                                                        --------       --------
Preferred Stock - Series B . . . . . . . . . . . . . . . . . . .          54,502         48,504
                                                                        --------       --------

Stockholder's deficiency:
  Common stock $.50 par value, 20,000 shares
    authorized, 19,000 shares issued and
    outstanding. . . . . . . . . . . . . . . . . . . . . . . . .           9,500          9,500
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .          41,350         40,500
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .        (412,601)      (350,183)
                                                                        --------       --------

    Total stockholder's deficiency . . . . . . . . . . . . . . .        (361,751)      (300,183)
                                                                        --------       --------
                                                                        $288,348       $294,111
                                                                        --------       --------
                                                                        --------       --------



                            See accompanying notes
                     to consolidated financial statements.


                                       (95)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (in thousands)


                                                                          1993           1992           1991
                                                                          ----           ----           ----

Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        $108,711       $105,629       $100,159
                                                                        --------       --------       --------
                                                                        --------       --------       --------

Operating expenses:
 Technical expenses (including affiliate amounts of
   $2,787, $2,690 and $3,127). . . . . . . . . . . . . . . . . .          38,316         36,107         34,085
 Selling, general and administrative expenses (including
   affiliate amounts of $7,174, $5,102 and $1,813) . . . . . . .          24,664         19,860         16,957
 Depreciation and amortization . . . . . . . . . . . . . . . . .          63,731         50,204         50,614
                                                                        --------       --------       --------
                                                                         126,711        106,171        101,656
                                                                        --------       --------       --------

    Operating loss . . . . . . . . . . . . . . . . . . . . . . .         (18,000)          (542)        (1,497)

Other income (expense):
 Interest expense, net (including affiliate amount of
   $244 in 1993) . . . . . . . . . . . . . . . . . . . . . . . .         (27,894)       (44,326)       (69,414)
 Loss on retirement of debt. . . . . . . . . . . . . . . . . . .            (390)        (2,435)            --
 Gain on retirement of 1987 Cumulative Preferred
   Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         33,509             --
 Miscellaneous, net. . . . . . . . . . . . . . . . . . . . . . .            (792)        (2,051)          (595)
 Tax settlement. . . . . . . . . . . . . . . . . . . . . . . . .              --             --         (1,757)
                                                                        --------       --------       --------

Net loss before income tax benefit . . . . . . . . . . . . . . .         (47,076)       (15,845)       (73,263)

Income tax benefit . . . . . . . . . . . . . . . . . . . . . . .          14,168             --             --
                                                                        --------       --------       --------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (32,908)       (15,845)       (73,263)
                                                                        --------       --------       --------

Dividend requirements applicable to:
 1987 Cumulative Preferred Stock . . . . . . . . . . . . . . . .              --         (1,415)        (3,579)
 Series A Preferred Stock. . . . . . . . . . . . . . . . . . . .         (23,512)       (13,066)            --
 Series B Preferred Stock. . . . . . . . . . . . . . . . . . . .          (5,998)        (3,504)            --
                                                                        --------       --------       --------
                                                                         (29,510)       (17,985)        (3,579)
                                                                        --------       --------       --------

Net loss applicable to common stockholder. . . . . . . . . . . .        $(62,418)      $(33,830)      $(76,842)
                                                                        --------       --------       --------
                                                                        --------       --------       --------





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


                                                    Common Stock
                                                ---------------------          Paid-In     Accumulated
                                                Shares         Amount          Capital       Deficit         Total
                                                ------         ------          -------       -------         -----

Balance December 31, 1990. . . . . . . .         19,000         $9,500        $40,500      $(239,511)     $(189,511)

 Preferred dividend requirement. . . . .             --             --             --         (3,579)        (3,579)
 Net loss. . . . . . . . . . . . . . . .             --             --             --        (73,263)       (73,263)
                                                 ------          -----         ------       --------       --------
Balance December 31, 1991. . . . . . . .         19,000          9,500         40,500       (316,353)      (266,353)

 Preferred dividend requirements . . . .             --             --             --        (17,985)       (17,985)
 Net loss. . . . . . . . . . . . . . . .             --             --             --        (15,845)       (15,845)
                                                 ------          -----         ------       --------       --------
Balance December 31, 1992. . . . . . . .         19,000          9,500         40,500       (350,183)      (300,183)

 Preferred dividend requirements . . . .             --             --             --        (29,510)       (29,510)
 Net loss. . . . . . . . . . . . . . . .             --             --             --        (32,908)       (32,908)
 Capital contributions . . . . . . . . .             --             --            850             --            850
                                                 ------          -----         ------       --------       --------
Balance December 31, 1993. . . . . . . .         19,000         $9,500        $41,350      $(412,601)     $(361,751)
                                                 ------          -----         ------       --------       --------
                                                 ------          -----         ------       --------       --------




                            See accompanying notes
                     to consolidated financial statements.


                                       (97)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (in thousands)


                                                                          1993           1992           1991
                                                                          ----           ----           ----

Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(32,908)      $(15,845)      $(73,263)
                                                                        --------       --------       --------
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Income tax benefit . . . . . . . . . . . . . . . . . . . . .         (14,168)            --             --
    Depreciation and amortization. . . . . . . . . . . . . . . .          63,731         50,204         50,614
    Amortization of deferred financing costs . . . . . . . . . .           1,577          1,487          1,259
    Amortization of original issue discount
     on subordinated notes payable . . . . . . . . . . . . . . .              --         16,911         33,661
    Loss on retirement of debt . . . . . . . . . . . . . . . . .             390          2,435             --
    Gain on retirement of cumulative preferred
     stock . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        (33,509)            --
    (Gain) loss on sale of equipment . . . . . . . . . . . . . .            (104)           449             72
 Change in assets and liabilities:
    Decrease in accounts receivable trade. . . . . . . . . . . .              24            371            292
    Increase in notes and other receivables. . . . . . . . . . .            (463)          (238)          (310)
    Decrease (increase) in prepaid expenses. . . . . . . . . . .             (32)            60            (80)
    Increase in accounts payable . . . . . . . . . . . . . . . .           5,298          1,112          1,891
    Increase (decrease) in accrued liabilities . . . . . . . . .           3,800         (5,316)        (1,231)
    Decrease in subscriber deposits. . . . . . . . . . . . . . .             (77)           (69)          (103)
    Increase (decrease) in amounts payable to
     affiliates, net . . . . . . . . . . . . . . . . . . . . . .            (192)            73            180
    Increase in due to parent. . . . . . . . . . . . . . . . . .           4,292          2,034            715
                                                                        --------       --------       --------
     Total adjustments . . . . . . . . . . . . . . . . . . . . .          64,076         36,004         86,960
                                                                        --------       --------       --------

     Net cash provided by operating activities . . . . . . . . .          31,168         20,159         13,697
                                                                        --------       --------       --------

Cash flows from investing activities:
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . .         (25,220)       (10,724)       (10,111)
 Proceeds from sale of equipment . . . . . . . . . . . . . . . .             242            137             19
                                                                        --------       --------       --------
   Net cash used in investing activities . . . . . . . . . . . .        $(24,978)      $(10,587)      $(10,092)
                                                                        --------       --------       --------
                                                                        --------       --------       --------




                            See accompanying notes
                     to consolidated financial statements.


                                       (98)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (in thousands)
                                  (continued)



                                                                          1993           1992           1991
                                                                          ----           ----           ----

Cash flows from financing activities:
 Repayment of capital lease obligations. . . . . . . . . . . . .        $   (299)     $    (451)     $    (348)
 Proceeds from senior debt . . . . . . . . . . . . . . . . . . .          39,639         95,803         17,000
 Repayments of senior debt . . . . . . . . . . . . . . . . . . .         (17,500)       (31,692)       (20,750)
 Redemption of subordinated notes payable. . . . . . . . . . . .         (28,793)      (219,861)            --
 Proceeds from issuance of Series A Preferred
   Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        105,000             --
 Proceeds from issuance of Series B Preferred
   Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         45,000             --
 Capital contributions . . . . . . . . . . . . . . . . . . . . .             850             --             --
 Additions to deferred financing and other costs . . . . . . . .            (206)        (3,611)          (232)
                                                                        --------      ---------      ---------
   Net cash used in financing activities . . . . . . . . . . . .          (6,309)        (9,812)        (4,330)
                                                                        --------      ---------      ---------

Net decrease in cash and cash equivalents. . . . . . . . . . . .            (119)          (240)          (725)

Cash and cash equivalents at beginning of year . . . . . . . . .             517            757          1,482
                                                                        --------      ---------      ---------

Cash and cash equivalents at end of year . . . . . . . . . . . .        $    398      $     517      $     757
                                                                        --------      ---------      ---------
                                                                        --------      ---------      ---------




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

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items which are depreciated over the estimated useful lives shown below:

                                         December 31,    December 31,      Estimated
                                            1993            1992         Useful Lives
 Distribution systems.................    $178,469        $155,931        5-15 years
 Machinery and equipment..............       5,532           4,617        5-7 years
 Furniture and fixtures...............       1,229           1,003        7 years
 Vehicles.............................       6,387           5,236        4 years
 Buildings............................       2,047           2,032        25 years
 Leasehold improvements...............       1,075             863      Life of lease
 Land.................................         920             852           --
                                          --------        --------
                                           195,659         170,534

 Less accumulated depreciation
   and amortization...................      96,550          81,515
                                          --------        --------
                                          $ 99,109        $ 89,019
                                          --------        --------
                                          --------        --------

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

CAPITAL LEASES

The Company's minimum future obligations under capital leases as of December 31, 1993 are approximately as follows:


      1994............................................      $  180
      1995............................................          65
      1996............................................          10
      1997............................................          --
      1998............................................          --
                                                            ------
        Total minimum lease payments..................         255
      Less amount representing interest...............          23
                                                            ------
      Present value of net minimum lease payments under
        capital leases (including current maturities
        of $162)......................................      $  232
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

NOTE 7.    INCOME TAXES


As a result of an Internal Revenue Service ("IRS") examination of the Company's predecessor's tax returns for the years 1981 to 1983, the Company accrued approximately $1,757 in 1991 representing amounts due for federal income taxes and interest thereon, in full settlement of that audit. The Company's tax returns for the years 1984 to 1989 have been examined by the IRS and certain issues related to the amortization of intangible assets are being appealed by the Company. The IRS has proposed to disallow amortization deductions on $13,500 of purchased intangible assets. The effect of this proposed adjustment would be to reduce amortization deductions by $13,500 over an eight year period beginning in 1987. Management believes that any settlement arising out of this examination will not have a material adverse effect on the financial position of the Company.


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


                                      (106)

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

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1993 are as follows:

                                                          Deferred Asset
                                                            (Liability)
                                                          --------------
            Depreciation and amortization                   $ (39,294)
            Benefit plans                                       1,111
            Allowance for doubtful accounts                       118
            Benefits of tax loss carry forwards                78,566
            Other                                               1,055
                                                            ---------
               Net deferred tax assets                         41,556
            Valuation allowance                               (61,683)
                                                            ---------
               Net deferred tax liabilities                 $ (20,127)
                                                            ---------
                                                            ---------


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


                                      (107)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)
NOTE 8.    AFFILIATE TRANSACTIONS

As a result of the restructuring described in Note 2, the Company entered into a management agreement with CSC whereby the Company continues to be managed by CSC in exchange for a management fee of 3-1/2% of gross receipts, as defined, and interest on unpaid annual amounts thereon at a rate of 10% per annum commencing January 1, 1993. Such management fees amounted to $3,801 and $2,383 for 1993 and 1992, respectively. Interest on such management fees amounted to $244 for 1993. The Company is also charged for cost reimbursement and an allocation of certain selling, general and administrative expenses by CSC. For the years ended December 31, 1993, 1992 and 1991 these cost reimbursements and expense allocations approximated $3,373, $2,719, and $1,813, respectively. In accordance with certain restrictive covenants contained in its Senior Term Loan agreement, the Company may not pay in excess of the amounts permitted relating to the allocation of selling, general and administrative expenses, subject to certain escalation provisions, of corporate overhead expenses charged by CSC in any fiscal year. At December 31, 1993 and 1992, the total balance due CSC for management fees, cost reimbursement and expenses amounted to $7,191 and $2,899, respectively.

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

Effective January 1, 1993, the Board of Directors of CSC approved the adoption of an amended and restated Pension and 401(K) Savings Plan (the "Plan"), in part to permit employees of CSC and its affiliates to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(K) of the Internal Revenue Code, and to introduce new investment options under the Plan. The Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan (the "Pension Plan") and an equivalent amount to the section 401(K) portion of the Plan (the "Savings Plan"). Employees may voluntarily contribute up to 15% of eligible compensation, subject to certain restrictions, to the Savings Plan, with an additional matching contribution by the Company of 1/4 of 1% for each 1% contributed by the employee, up to a maximum contribution by the Company of 1/2 of 1%. Employee contributions are fully vested as are employer base contributions to the Savings Plan. Employer contributions to the Pension Plan and matching contributions to the Savings Plan become vested in years three through seven. Total expense related to these plans for the years ended December 31, 1993, 1992 and 1991 was approximately $339, $234 and $235, respectively.

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

The fair value of the Company's financial instruments are summarized as follows:

                                                        December 31, 1993
                                                     ----------------------
                                                      Carrying    Estimated
                                                       Amount    Fair Value
   Long term debt instruments:
     Senior term loans..........................     $ 397,500   $ 397,500
                                                     ---------   ---------
                                                     ---------   ---------
   Interest rate cap agreement
     In a net payable position..................     $     922   $       4
                                                     ---------   ---------
                                                     ---------   ---------

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


                                      (110)

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CABLEVISION SYSTEMS CORPORATION
                                        Registrant


Date: September 28, 1994                /s/ William J. Bell
                                        --------------------------------
                                      By: William J. Bell
                                          Vice Chairman


Date: September 28, 1994                /s/ Jerry Shaw
                                        --------------------------------
                                      By: Jerry Shaw
                                          Vice President and Controller

                                (111)


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



                                      (112)



                               INDEX TO EXHIBITS
                                  (continued)


EXHIBIT                                                                              PAGE
  NO.                          DESCRIPTION                                            NO.
- - -------                        -----------                                           ----

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




                                      (113)


                                  INDEX TO EXHIBITS
                                     (continued)


EXHIBIT                                                                              PAGE
  NO.                          DESCRIPTION                                            NO.
- - -------                        -----------                                           ----
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



                                      (114)



                                  INDEX TO EXHIBITS
                                     (continued)


EXHIBIT                                                                              PAGE
  NO.                          DESCRIPTION                                            NO.
- - -------                        -----------                                           ----
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



                                      (115)


                                  INDEX TO EXHIBITS
                                     (continued)

EXHIBIT                                                                              PAGE
 NO.                           DESCRIPTION                                            NO.
- - -------                        -----------                                           ----
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



                                      (116)



                                  INDEX TO EXHIBITS
                                     (continued)


EXHIBIT                                                                              PAGE
  NO.                          DESCRIPTION                                            NO.
- - -------                        -----------                                           ----
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



                                      (117)


                                  INDEX TO EXHIBITS
                                     (continued)


EXHIBIT                                                                              PAGE
  NO.                          DESCRIPTION                                            NO.
- - -------                        -----------                                           ----
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

10.44B --Amendment No. 2 and waiver, dated as of November 8, 1993 to the Third Amended and Restated Credit Agreement.



                                      (118)


                                  INDEX TO EXHIBITS
                                     (continued)


EXHIBIT                                                                              PAGE
  NO.                          DESCRIPTION                                            NO.
- - -------                        -----------                                           ----
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



                                      (119)


                                  INDEX TO EXHIBITS
                                     (continued)


EXHIBIT                                                                              PAGE
  NO.                          DESCRIPTION                                            NO.
- - -------                        -----------                                           ----
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



                                         (120)