Form 10-Q
period 1994-09-30
CABLEVISION SYSTEMS CORP
filed 1994-11-10
CIK 784681

                                    FORM 10-Q

(Mark One)
[   X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1994
                                 ----------------------------------------------

                                       OR

[        ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                   -------------------     -------------------

                 Commission File Number:          1-9046
                                         -----------------------

                          Cablevision Systems Corporation
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            11-2776686
- -------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                       11797
- ----------------------------------------                   -----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (516) 364-8450
                                                              ---------------

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

Number of shares of common stock outstanding as of November 1, 1994:
                    Class A Common Stock  11,326,429
                    Class B Common Stock  12,287,622



- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per share data)
                         (Unaudited)

                                                 Nine Months Ended         Three Months Ended
                                                    September 30,             September 30,
                                             -----------------------    ----------------------
                                                 1994        1993          1994        1993
                                                 ----        ----          ----        ----
Revenues-net . . . . . . . . . . . . . . .    $ 591,645    $ 494,756   $  223,468      $ 169,563
                                              ---------    ---------   ----------      ---------

Operating expenses:
 Technical . . . . . . . . . . . . . . . .      215,202      180,568       80,562         62,943
 Selling, general and
  administrative . . . . . . . . . . . . .      121,801      114,590       49,397         37,954
 Restructuring charge. . . . . . . . . . .        4,306            -            -              -
 Depreciation and amortization . . . . . .      175,954      141,240       65,859         48,186
                                              ---------    ---------   ----------      ---------
                                                517,263      436,398      195,818        149,083
                                              ---------    ---------   ----------      ---------

     Operating profit. . . . . . . . . . .       74,382       58,358       27,650         20,480
                                              ---------    ---------   ----------      ---------

Other income (expense):
 Interest expense. . . . . . . . . . . . .     (188,724)    (173,097)     (70,138)       (58,844)
 Interest income . . . . . . . . . . . . .        1,013        1,577          521            642
 Share of affiliates' net losses . . . . .      (54,662)     (40,925)     (20,405)       (14,696)
 Loss on sale of programming interests, net           -         (330)           -              -
 Provision for preferential payment to
  related party. . . . . . . . . . . . . .       (4,200)      (4,200)      (1,400)        (1,400)
 Minority interest . . . . . . . . . . . .       (1,656)       3,000       (1,656)             -
 Miscellaneous . . . . . . . . . . . . . .       (4,885)      (4,285)      (1,453)        (1,609)
                                              ---------    ---------   ----------      ---------
                                               (253,114)    (218,260)     (94,531)       (75,907)
                                              ---------    ---------   ----------      ---------

Net loss . . . . . . . . . . . . . . . . .     (178,732)    (159,902)     (66,881)       (55,427)

Dividend requirements applicable to preferred
 stocks. . . . . . . . . . . . . . . . . .       (4,098)        (664)      (2,044)          (222)
                                              ---------    ---------   ----------      ---------
Net loss applicable to common
 shareholders. . . . . . . . . . . . . . .    $(182,830)   $(160,566)  $  (68,925)     $ (55,649)
                                              ---------    ---------   ----------      ---------
                                              ---------    ---------   ----------      ---------

Net loss per common share. . . . . . . . .    $   (7.82)   $   (7.05)  $    (2.93)     $   (2.44)
                                              ---------    ---------   ----------      ---------
                                              ---------    ---------   ----------      ---------

Average number of common shares
 outstanding (in thousands). . . . . . . .       23,386       22,769       23,511         22,845
                                              ---------    ---------   ----------      ---------
                                              ---------    ---------   ----------      ---------


                    See accompanying notes to
               consolidated financial statements.

                               (2)

        CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

                                                 September 30,     December 31,
                                                 -------------     ------------
                                                      1994             1993
                                                      ----             ----
                                                   (Unaudited)
  ASSETS

Cash and cash equivalents. . . . . . . . . . . . .  $    34,445     $    12,944

Marketable securities. . . . . . . . . . . . . . .          835             835

Accounts receivable, trade (less allowance for
 doubtful accounts of $9,266 and $5,055) . . . . .       60,498          49,211

Notes receivable, affiliates . . . . . . . . . . .        2,322           2,858

Notes and other receivables. . . . . . . . . . . .       14,772           8,730

Prepaid expenses . . . . . . . . . . . . . . . . .        9,888           6,236

Property, plant and equipment, net . . . . . . . .      846,906         643,499

Investments in affiliates. . . . . . . . . . . . .       32,169          27,574

Advances to affiliates . . . . . . . . . . . . . .       36,958          38,157

Acquisition related costs and deposits . . . . . .            -          16,737

Other investments, at cost . . . . . . . . . . . .          583           1,971

Feature film inventory . . . . . . . . . . . . . .      133,199               -

Subscriber lists, net of accumulated amortization of
 $260,401 and $237,456 . . . . . . . . . . . . . .       16,854          39,799

Franchises, net of accumulated amortization of
 $211,931 and $183,599 . . . . . . . . . . . . . .      381,360         131,362

Excess cost over fair value of net assets acquired
 and other intangible assets, net of accumulated
 amortization of $212,699 and $174,211 . . . . . .      517,076         221,790

Deferred financing, acquisition and other costs,
 net of accumulated amortization of
 $26,126 and $20,780 . . . . . . . . . . . . . . .       55,242          51,550

Deferred interest expense, net of accumulated
 amortization of $24,583 and $14,047 . . . . . . .       45,655          56,191

Minority interest. . . . . . . . . . . . . . . . .        3,683               -
                                                     ----------      ----------
                                                     $2,192,445      $1,309,444
                                                     ----------      ----------
                                                     ----------      ----------


                    See accompanying notes to
               consolidated financial statements.

                             (3)

         CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)



                                                            September 30,  December 31,
                                                            -------------  ------------
                                                                1994          1993
                                                                ----          ----
                                                             (unaudited)
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $  110,615   $  100,017
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .      48,221       29,172
  Payroll and related benefits . . . . . . . . . . . . . . .      31,836       27,068
  Franchise fees . . . . . . . . . . . . . . . . . . . . . .      14,333       18,809
  Litigation settlement and related matters. . . . . . . . .       4,227        4,227
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .      85,529       73,902
Accounts payable to affiliates . . . . . . . . . . . . . . .      19,161       16,236
Feature film rights payable. . . . . . . . . . . . . . . . .     114,656           -
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . .   1,068,401      480,079
Senior debt. . . . . . . . . . . . . . . . . . . . . . . . .     853,248      832,866
Senior subordinated debentures . . . . . . . . . . . . . . .     822,892      822,781
Subordinated notes payable . . . . . . . . . . . . . . . . .     141,268            -
Obligation to related party. . . . . . . . . . . . . . . . .      90,114       91,619
Capital lease obligations and other debt . . . . . . . . . .      14,135        8,154
                                                             -----------  -----------
  Total liabilities. . . . . . . . . . . . . . . . . . . . .   3,418,636    2,504,930
                                                             -----------  -----------

Deficit investment in affiliate. . . . . . . . . . . . . . .     353,629      307,758
                                                             -----------  -----------

Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, 110,622 shares issued
    ($100 per share liquidation preference). . . . . . . . .           1            1
  8% Series D Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, none issued ($100 per
    share liquidation preference). . . . . . . . . . . . . .           -            -
  Series E Redeemable Exchangeable Convertible Preferred
    Stock, $.01 par value, 100,000 shares authorized and
    issued ($1,000 per share liquidation preference) . . . .           1            -
  Class A Common Stock, $.01 par value, 50,000,000 shares
    authorized, 11,276,129 and 10,853,607 shares issued. . .         113          108
  Class B Common Stock, $.01 par value, 20,000,000 shares
    authorized, 12,287,622 and 12,411,532 shares issued. . .         123          124
  Par value less than (in excess of) capital contributed . .      26,215      (80,255)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . .  (1,603,036)  (1,419,985)
                                                             -----------  -----------
                                                              (1,576,583)  (1,500,007)
  Less treasury stock, at cost (50,000 shares) . . . . . . .      (3,237)      (3,237)
                                                             -----------  -----------
  Total stockholders' deficiency . . . . . . . . . . . . . .  (1,579,820)  (1,503,244)
                                                             -----------  -----------
                                                             $ 2,192,445  $ 1,309,444
                                                             -----------  -----------
                                                             -----------  -----------

                    See accompanying notes to
               consolidated financial statements.

                             (4)

        CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     (Dollars in thousands)
                           (Unaudited)


                                                                         1994           1993
                                                                       --------       --------
Cash flows from operating activities:
  Net loss. . . . .. . . . . . . . . .                                 $(178,732)     $(159,902)
                                                                      ----------      ---------
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization . . . . . . . . . . . .               175,954        141,240
     Share of affiliates' net losses . . . . . . . . . . .                54,662         40,925
     Amortization of deferred financing  . . . . . . . . .                 3,285          2,514
     Amortization of deferred interest . . . . . . . . . .                10,536         10,537
     Amortization of debenture discount  . . . . . . . . .                   111            100
     Accretion of interest on debt . . . . . . . . . . . .                26,382         23,814
     Loss on sale of programming interests, net  . . . . .                     -            330
     Loss on sale of equipment . . . . . . . . . . . . . .                 2,098            525
     Write off of deferred financing costs . . . . . . . .                     -          1,044
     Changes in assets and liabilities net of effects
       of acquisitions:
         Decrease (increase) in accounts receivable trade .                8,753         (6,552)
         Decrease in notes receivable, affiliates . . . . .                  536            633
         Decrease (increase) in notes and other
           receivables  . . . . . . . . . . . . . . . . . .               (5,981)         2,546
         Increase in prepaid expenses   . . . . . . . . . .               (2,071)       (11,461)
         Decrease in advances to affiliates . . . . . . . .                1,049          1,640
         Decrease in feature film inventory . . . . . . . .                4,057              -
         Increase in minority interest  . . . . . . . . . .                 (603)             -
         Increase in accounts payable . . . . . . . . . . .                4,606         16,647
         Increase in accrued interest . . . . . . . . . . .               19,049         22,319
         Increase in accrued payroll and related benefits .                2,713          8,545
         Decrease in accrued franchise fees . . . . . . . .               (5,191)        (4,582)
         Decrease in accrued obligation, Olympics
          venture  . . . . . . . . . .  . . . . . . . . . .                    -        (50,000)
         Increase (decrease) in accrued liabilities, other                (6,622)        13,933
         Increase (decrease) in accounts payable to
          affiliates  . . . . . . . . . . . . . . . . . . .                2,925         (2,389)
         Decrease in feature film rights payable  . . . . .               (4,283)             -
                                                                      ----------     ----------
          Total adjustments . . . . . . . . . . . . . . . .              291,965        212,308
                                                                      ----------     ----------

     Net cash provided by operating activities. . . . . . .           $  113,233         52,406
                                                                      ----------     ----------


                    See accompanying notes
            to consolidated financial statements.

                             (5)

        CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     (Dollars in thousands)
                           (Unaudited)
                            continued



                                                                        1994           1993
                                                                      --------       --------
Cash flows from investing activities:
 Payments for acquisitions, net of cash acquired . . . . .           $(675,627)      $  (2,275)
 Capital expenditures  . . . . . . . . . . . . . . . . . .            (198,913)       (140,976)
 Proceeds from sale of equipment . . . . . . . . . . . . .               1,233           1,839
 Additions to intangible assets  . . . . . . . . . . . . .                (145)              -
 Proceeds from sale of programming interests . . . . . . .                   -             543
 Purchase of marketable securities . . . . . . . . . . . .                   -             (83)
 Decrease (increase) in investments in affiliates. . . . .               2,915            (322)
 Decrease in deficit investment in affiliate . . . . . . .                (300)              -
 Decrease in other investments . . . . . . . . . . . . . .               1,388             439
                                                                     ---------       ---------
  Net cash used in investing activities. . . . . . . . . .            (869,449)       (140,835)
                                                                     ---------       ---------

Cash flows from financing activities:
 Issuance of bank debt to finance acquisitions . . . . . .             544,701               -
 Issuance of subordinated notes payable and other debt . .             145,268               -
 Proceeds from bank debt . . . . . . . . . . . . . . . . .             168,912         185,926
 Repayment of bank debt. . . . . . . . . . . . . . . . . .            (170,804)       (370,180)
 Proceeds from senior debt . . . . . . . . . . . . . . . .               2,500          17,750
 Repayment of senior debt. . . . . . . . . . . . . . . . .              (8,500)        (17,250)
 Issuance of senior subordinated debentures. . . . . . . .                   -         348,396
 Preferred stock dividends . . . . . . . . . . . . . . . .              (4,319)           (885)
 Net proceeds from issuance of redeemable
  exchangeable convertible preferred stock . . . . . . . .              98,521               -
 Issuance of common stock. . . . . . . . . . . . . . . . .               7,954           6,451
 (Increase) decrease in obligation to related party. . . .              (1,505)            587
 Payments of capital lease obligations and other debt. . .              (2,039)         (2,033)
 Reduction of minority interest. . . . . . . . . . . . . .                   -          (3,000)
 Additions to deferred financing and other costs . . . . .              (2,972)        (12,027)
                                                                     ---------       ---------
 Net cash provided by financing activities . . . . . . . .             777,717         153,735
                                                                     ---------       ---------

Net increase in cash and cash equivalents. . . . . . . . .              21,501          65,306

Cash and cash equivalents at beginning of year . . . . . .              12,944           2,721
                                                                     ---------       ---------

Cash and cash equivalents at end of period . . . . . . . .           $  34,445       $  68,027
                                                                     ---------       ---------
                                                                     ---------       ---------


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


Note 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of September 30, 1994 and for the nine and three month periods ended September 30, 1994 and 1993 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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


Note 4.  CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately


                             (7)

      CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Dollars in thousands except per share amounts)
                         (Unaudited)


Note 4.  CASH FLOWS (continued)

$129,361 and $113,813 for the nine months ended September
30, 1994 and 1993, respectively. For the same periods, the Company's noncash financing activities included capital lease obligations of $4,020 and $64, respectively, incurred when the Company entered into leases for new equipment.


Note 5.  RECENT DEVELOPMENTS

In August, 1994, MSG Holdings, L.P. ("Holdings"), a partnership between a subsidiary of Rainbow Programming Holdings, Inc. ("Rainbow Programming"), a wholly-owned subsidiary of the Company, and a subsidiary of ITT Corporation, a Delaware corporation ("ITT"), entered into an Agreement and Plan of Merger with Viacom Inc., Paramount Communications Realty Corporation, ITT and Rainbow Garden Corporation, a wholly-owned subsidiary of Rainbow Programming, pursuant to which Holdings will acquire Madison Square Garden Corporation ("MSG") in a transaction in which MSG will be merged with and into Holdings. The purchase price payable by Holdings for MSG will be approximately $1,075,000, payable in cash.

The acquisition is subject to customary terms and conditions including the expiration of Hart-Scott-Rodino waiting periods and approvals by the NHL and the NBA of the indirect transfers of the sports franchises, and is expected to close by December 31, 1994.

ITT, Rainbow Programming and the Company are parties to an Agreement, made as of August 15, 1994 (the "Bid Agreement"), pursuant to which it has been agreed that Holdings will fund the purchase price of the acquisition through (i) borrowings of a minimum of $355,000 from a third party or, if such funding is not obtainable by the closing of the acquisition, from ITT, (ii) an equity contribution from Rainbow Programming of $110,000, and (iii) an equity contribution from ITT of the balance. Within 12 months following the MSG closing, Rainbow Programming may elect to acquire interests in Holdings from ITT sufficient to equalize the equity ownership of ITT and Rainbow Programming in Holdings (the "Equalization Interest"). Rainbow Programming has the option during the 12 months following the MSG closing to (i) acquire all or a portion of the Equalization Interest for cash (including interest on such Equalization Interest at the rate of 11 1/2% per year calculated from the MSG closing date), (ii) maintain its investment at the initial level, or
(iii) require ITT to purchase one-half of Rainbow Programming's initial interest in Holdings at the price paid by Rainbow Programming plus an adjustment for Rainbow Programming's share of


                             (8)

      CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)
                         (Unaudited)


Holdings' operating income after interest expense following the MSG closing. Rainbow Programming has until one year from the time of the MSG closing to make its election and has not decided which alternative it will pursue.

It is expected that initially Holdings will be managed on a 50/50 basis by Rainbow Programming and ITT. If, as discussed above, Rainbow Programming does not equalize its ownership interest in Holdings by the first anniversary of the closing, its management role will be effectively eliminated. Rainbow Programming also has the right to voluntarily relinquish any power to direct the management and policies of Holdings.

Rainbow Programming has, pursuant to its New Ventures Agreement with National Broadcasting Company, Inc. ("NBC"), offered NBC the opportunity to participate in one-half of Rainbow Programming's investment in Holdings. NBC has until November 15, 1994 to decide whether it will participate. In the event that NBC elects not to participate in the transaction, it may require Rainbow Programming, until the later of January 25, 1995 or 30 days following the closing of the MSG transaction or the termination of the merger agreement, to purchase its interests in SportsChannel (New
York) Associates ("SCNY") and Rainbow News 12 (the "NBC Put") for an aggregate purchase price of approximately $92,000 at November 15, 1994.

In August 1994, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision") and Riverview Cablevision Associates, L.P. ("Riverview Cablevision") consisting of cable television systems in New Jersey. The operations of Monmouth Cablevision and Riverview Cablevision are consolidated with those of the Company as of the date of acquisition. The aggregate purchase price for the two New Jersey systems was $391,300. Approximately $237,800 of such purchase price was financed by a senior credit facility of newly formed subsidiaries of Cablevision MFR secured solely by the assets of the systems. The remaining $153,500 of such purchase price was paid with cash of approximately $12,200 and the issuance, by Cablevision MFR, of subordinated promissory notes (the "MFR Notes") totalling $141,300 due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter increasing to 8% and 10%, respectively, if the Company exercises its option to pay interest in shares of the Company's Class A common stock. The excess of the purchase price over the fair value of the net assets acquired has been allocated to the specific assets acquired based upon preliminary independent appraisals, which are subject to adjustment, as follows:


                             (9)

      CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)
                         (Unaudited)

   Plant and equipment                                 $ 22,900
   Franchises                                           278,300
   Excess cost over fair value of net assets acquired    37,400
                                                       --------
                                                       $338,600
                                                       --------
                                                       --------

Principal and interest on the Cablevision MFR promissory notes, which may be paid in cash or, under certain circumstances at the Company's option, in shares of the Company's Class A common stock, are guaranteed by the Company. The Company's obligations under the guarantees rank pari passu with the Company's public subordinated debt. In certain circumstances, Cablevision MFR may extend the maturity date of the promissory notes until 2003 for certain additional consideration. In the event the maturity is so extended, the interest and principal of such notes may thereafter be paid only in cash.

In July 1994, Rainbow Programming completed the purchase of Liberty Media Inc.'s 50% interest in American Movie Classics Company ("AMCC") for a purchase price of approximately $181,500, increasing Rainbow Programming's interest in AMCC to 75%. The results of AMCC's operations are now consolidated with those of the Company as of the date of acquisition. The excess of the purchase price over net assets acquired of $185,100 has been reflected in excess cost over fair value of net assets acquired in the accompanying consolidated balance sheets pending the completion of independent appraisals.

In June 1994, the Company and Cablevision of Boston Limited Partnership ("Cablevision Boston") entered into an agreement which is designed to give the Company full ownership of Cablevision Boston. The agreement provides for the acquisition by the Company of the interests of Cablevision Boston which it does not already own in a series of transactions. The Company and Cablevision Boston have filed with the Securities and Exchange Commission a Consent Solicitation Statement/Prospectus with respect to the proposed transactions. Each of the transactions is subject to a number of conditions, including the approval by the limited partners of Cablevision Boston who are unaffiliated with the general partners of Cablevision Boston. Consummation of the transactions would result in the limited partners in Cablevision Boston receiving Class A Common Stock of the Company with an expected aggregate market value of approximately $40,000.

Also in June 1994, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and E.M. Warburg, Pincus & Co., Inc. completed the purchase of certain assets of Nashoba Communications, a group of three limited partnerships, for a purchase price of approximately $90,000 of which $46,700 was provided by a senior credit facility secured by the assets of such systems. The remainder of the purchase


                             (10)

      CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)
                         (Unaudited)

price was provided by equity contributions and subordinated loans from the partners in A-R Cable Partners. The Company provided $12,000 for its 30% interest in A-R Cable Partners and $1,500 in loans. The Company accounts for its investment in A-R Cable Partners using the equity method of accounting. The Company's share of net losses in A-R Cable Partners amounted to approximately $369 for the three months ended September 30, 1994.

In March, 1994, Cablevision of Cleveland, L.P. ("Cablevision Cleveland"), a partnership comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operates a cable television system in Cleveland, Ohio (the "North Coast Cable Acquisition"). The net cash purchase price for interests not previously owned by the Company (and excluding excess liabilities assumed by the Company) aggregated approximately $104,200 including expenses. The cost of the acquisition was financed principally by borrowings under the Company's Credit Agreement. Pending an independent appraisal of the system, the excess of the purchase price over net assets acquired of $100,800 has been allocated to excess cost over fair value of net assets acquired. Cablevision Cleveland is part of the Restricted Group.


Note 6.  PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma condensed results of operations are presented for the nine months ended September 30, 1994 and 1993 as if the acquisitions of Monmouth Cablevision and Riverview Cablevision; the purchase of Liberty Media Inc.'s 50% interest in AMCC; and the North Coast Cable Acquisition had occurred on January 1, 1994 and 1993, respectively. For purposes of this pro forma information amounts assigned to intangible assets, which are subject to adjustment based on final appraisals, have been amortized over a 10 year period.

                                 Nine Months Ended September 30,
                                 -------------------------------
                                       1994         1993
                                       ----         ----
       Net revenues                   $ 696,424   $ 642,320
                                      ---------   ---------
                                      ---------   ---------

       Net loss                       $(202,546)  $(208,925)
                                      ---------   ---------
                                      ---------   ---------

       Net loss per common share         $(8.84)     $(9.21)
                                      ---------   ---------
                                      ---------   ---------


                             (11)

      CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)
                         (Unaudited)


Note 7.  INCOME TAXES

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

The tax effects of temporary differences resulting in a net deferred tax asset and the corresponding valuation allowance at September 30, 1994 amounted to approximately $479,100.

The Company has provided a valuation allowance for the total amount of the net deferred tax assets since realization of these assets was not assured due principally to the Company's history of operating losses. The amounts of net deferred tax assets and corresponding valuation allowance increased by $63,800 during the nine month period ended September 30, 1994. Also, in connection with acquisitions made prior to 1993, the Company recorded certain fair value adjustments net of their tax effects.


Note 8.  RESTRUCTURING CHARGE

The Company recorded a one time charge in the first quarter of 1994 to provide for employee severance and related costs, resulting from a restructuring of its operations. This restructuring was undertaken in response to recent Federal Communications Commission ("FCC") mandated rate reductions in substantially all of the Company's cable television systems.


                             (12)

               CABLEVISION SYSTEMS CORPORATION


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS

RECENT CABLE TELEVISION REGULATIONS


The most recent round of FCC rate regulations (which was implemented in July, 1994) resulted in a regulated revenue decrease of approximately 4% on an annualized basis, or less than 3% of total revenues.

Following the latest FCC rate regulation, the Company introduced certain marketing measures, including offering additional services and discounting the pricing of certain services and certain service packages. The Company is not able to predict fully the extent of the effect these measures will have in mitigating the impact of the rate regulation referred to above.

The following table details the Company's results of operations for individual income statement line items as a percentage of net revenues for each of the periods presented, and shows the (increase) or decrease in net loss attributable to the change in that line item.




                             (13)

               CABLEVISION SYSTEMS CORPORATION


                                         Nine Months Ended September 30,
                                   -----------------------------------------
                                          1994                  1993
                                   -------------------  --------------------  (Increase)
                                             % of Net               % of Net    Decrease
                                   Amount    Revenues     Amount    Revenues  in Net loss
                                   ------    --------     ------    --------  -----------
                                                  (Dollars in thousands)
Net revenues . . . . . . . . .  $ 591,645     100%     $ 494,756     100%    $  96,889

Operating expenses:
 Technical . . . . . . . . . .    215,202       36       180,568      36       (34,634)
 Selling, general &
  administrative . . . . . . .    121,801       21       114,590      23        (7,211)
 Restructuring charge. . . . .      4,306        1             -       -        (4,306)
 Depreciation and
  amortization . . . . . . . .    175,954       30       141,240      29       (34,714)
                                ----------             ----------            ----------
Operating profit . . . . . . .     74,382       13        58,358      12        16,024
Other income (expense):
 Interest expense, net . . . .   (187,711)     (32)     (171,520)    (35)      (16,191)
 Share of affiliates' net
  loss . . . . . . . . . . . .    (54,662)      (9)      (40,925)     (8)      (13,737)
 Provision for preferential
  payment to related party . .     (4,200)      (1)       (4,200)     (1)            -
 Loss on sale of programming
  interests, net . . . . . . .          -        -          (330)      -           330
 Minority interest . . . . . .     (1,656)       -         3,000       1        (4,656)
 Miscellaneous, net. . . . . .     (4,885)      (1)       (4,285)     (1)         (600)
                                ----------             ----------            ----------
Net loss . . . . . . . . . . .  $(178,732)     (30)%   $(159,902)    (32)%   $ (18,830)
                                ----------             ----------            ----------
                                ----------             ----------            ----------
Currently payable interest
 expense . . . . . . . . . . .  $ 148,410       25%    $ 136,132      28%
                                ----------             ----------
                                ----------             ----------



                             (14)

                 CABLEVISION SYSTEMS CORPORATION

                                        Three Months Ended September 30,
                                    ---------------------------------------
                                          1994                   1993
                                    ------------------    -----------------   (Increase)
                                              % of Net             % of Net    Decrease
                                    Amount    Revenues    Amount   Revenues  in Net loss
                                    ------    --------    ------   --------  -----------
                                                 (Dollars in thousands)
Net revenues . . . . . . . . . .  $ 223,468     100%    $ 169,563     100%    $ 53,905

Operating expenses:
 Technical . . . . . . . . . . .     80,562      36        62,943      37      (17,619)
 Selling, general &
  administrative . . . . . . . .     49,397      22        37,954      22      (11,443)
 Restructuring charge. . . . . .          -       -             -       -            -
 Depreciation and
  amortization . . . . . . . . .     65,859      29        48,186      28      (17,673)
                                  ---------             ---------             --------
Operating profit . . . . . . . .     27,650      12        20,480      12        7,170
Other income (expense):
 Interest expense, net . . . . .    (69,617)    (31)      (58,202)    (34)     (11,415)
 Share of affiliates' net loss .    (20,405)     (9)      (14,696)     (9)      (5,709)
 Provision for preferential
  payment to related party . . .     (1,400)     (1)       (1,400)     (1)           -
 Loss on sale of programming
  interests, net . . . . . . . .          -       -             -       -            -
 Minority interest . . . . . . .     (1,656)     (1)            -       -       (1,656)
 Miscellaneous, net. . . . . . .     (1,453)     (1)       (1,609)     (1)         156
                                  ---------             ---------             --------
Net loss . . . . . . . . . . . .  $ (66,881)    (30)%   $ (55,427)    (33)%   $(11,454)
                                  ---------             ---------             --------
                                  ---------             ---------             --------
Currently payable interest
 expense . . . . . . . . . . . .  $  56,217      25%    $  46,207      27%
                                  ---------             ---------
                                  ---------             ---------



                             (15)

               CABLEVISION SYSTEMS CORPORATION

1994 ACQUISITIONS  In March 1994, the Company completed the
North Coast Cable Acquisition. In July 1994, the Company through its wholly-owned subsidiary Rainbow Programming purchased 50% of the outside interests in AMCC giving
Rainbow Programming a 75% ownership interest in AMCC and in August 1994, the Company consummated the acquisition of Monmouth Cablevision and Riverview Cablevision. The foregoing acquisitions will collectively be referred to as the "1994 Acquisitions". For a further description, see
Note 5 of Notes to Consolidated Financial Statements.

NET REVENUES for the nine and three months ended September 30, 1994 increased by approximately 20% and 32%, respectively, over the corresponding 1993 periods. Approximately 11% and 25%, respectively, was attributable to the 1994 Acquisitions. Internal growth in the average number of subscribers (up 10% for each of the periods) contributed a 9% revenue increase in each of the periods. Remaining increases in other revenues consisting of pay-per-view, installation and advertising (3% and 2%, in the respective periods) were offset by decreases in average total recurring revenue per subscriber (3% and 4%, in the respective periods) a portion of which was attributable to FCC rate adjustments mentioned above.

TECHNICAL EXPENSES increased approximately 19% and 28%, respectively, for the nine and three months ended September 30, 1994 as compared to the same periods in 1993. Increases of 11% and 23%, respectively, for the nine and three month periods resulted from the 1994 Acquisitions. The remaining increases of 8% and 5%, respectively, were due primarily to increased costs directly associated with the growth in revenues mentioned above. As a percentage of revenues, such expenses remained relatively constant in the nine month reporting periods and decreased approximately 1% for the three month period ended September 30, 1994 compared the same to 1993 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 6% and 30%, respectively, for the nine and three months ended September 30, 1994 as compared to the same 1993 periods. Increases of 12% and 31%, respectively, for the nine and three month periods resulted from the 1994 Acquisitions. During the first quarter of 1994, a credit adjustment of $8.8 million was made in connection with an incentive stock plan. Excluding the effects of this credit adjustment in 1994 and the related incentive stock plan expense in 1993, and the effects of the 1994 Acquisitions mentioned above, selling, general and administrative expenses would have increased 11% and 8%, respectively, for the nine and three month 1994 periods over the comparable 1993 periods, with 7% in each period attributable to the Company's growing New York City operations and the remaining increases reflecting general cost increases, increases in customer service and sales and marketing costs. As a percentage of revenues, such expenses would have remained relatively constant in the comparable nine month and three month periods.

                             (16)

               CABLEVISION SYSTEMS CORPORATION



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

DEPRECIATION AND AMORTIZATION EXPENSE increased 25% and 37%, respectively, for the nine and three month periods ended September 30, 1994, as compared to the same 1993 periods. Approximately 12% and 25% of the respective increases were due to the 1994 Acquisitions, with the remaining 13% and 12% increases resulting from increased depreciation charges on capital expenditures made during 1994 and 1993, offset to some extent by decreased depreciation and amortization charges on assets which became fully depreciated during the periods.

NET INTEREST EXPENSE increased 9% and 20%, respectively, for the nine and three months ended September 30, 1994 as compared to the corresponding 1993 periods. Increases of approximately 7% and 17%, respectively, were attributable to the 1994 Acquisitions, with the remaining 2% and 3% increases for the respective periods resulting from the net effect of the Company's issuances of senior subordinated debentures during 1993, the proceeds of which were used to repay bank debt which bore generally lower average interest rates than the debentures.

SHARE OF AFFILIATES' NET LOSSES increased from $40.9 million to $54.7 million for the nine months ended September 30, 1994 compared to the same 1993 period and increased from $14.7 million to $20.4 million for the respective three month periods. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the nine and three months ended September 30, 1994, amounted to $55.8 million and $20.2 million, respectively, and in the net (income) losses of certain programming businesses in which the Company has varying ownership interests which aggregated $(1.1) million and $0.2 million for the respective 1994 periods.

PROVISION FOR PREFERENTIAL PAYMENT TO RELATED PARTY consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) made in connection with the acquisition of Cablevision of New York
City ("CNYC") in 1992.


                             (17)

               CABLEVISION SYSTEMS CORPORATION



MINORITY INTEREST in 1994 represents NBC's share of the net income in AMCC from the date that the Company purchased an additional 50% interest in AMCC and therefore consolidated
AMCC's results of operations. See Note 5 of Notes to Consolidated Financial Statements. In 1993 minority interest represents U.S. Cable Television Group, L.P.'s
("U.S. Cable") share of losses in a subsidiary ("VC
Holding") of V Cable, Inc. ("V Cable"), limited to its $3.0 million investment.

LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an unrestricted group of certain subsidiaries which includes V Cable (including VC Holding), Rainbow Programming and, Cablevision MFR. On October 14, 1994, CNYC, formerly an unrestricted subsidiary, became a member of the Restricted Group. On July 11, 1994, Rainbow Programming entered into a $105 million credit agreement with a group of banks in order to purchase Liberty Media's 50% interest in AMCC. AMCC has a $60 million credit agreement with a separate group of banks. The Restricted Group has executed limited recourse guarantees with respect to A-R Cable and V Cable, as described below, and has guaranteed the MFR Notes. Otherwise, the Restricted Group does not guarantee the indebtedness of any unrestricted subsidiary and vice versa.


                             (18)

               CABLEVISION SYSTEMS CORPORATION



The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the nine months ended
September 30, 1994.

                                                       Total                                Other       Cablevision
                            Restricted               Restricted               Monmouth/  Unrestricted     Systems
                              Group       CNYC         Group      V Cable     Riverview  Subsidiaries   Corporation
                            --------     -------     ----------   -------     ---------  ------------   -----------
                                                                  (Dollars in thousands)
Net revenues                $322,640     $106,270     $428,910     $104,943    $10,786    $ 47,006    $   591,645

Operating expenses:
    Technical                114,470       48,263      162,733       39,732      3,282       9,455        215,202
    Selling, general and
     administrative           41,455       31,785       73,240       13,251      1,172      34,138        121,801
    Restructuring charge       4,113            -        4,113          193          -           -          4,306
    Depreciation and
     amortization             81,290       23,411      104,701       60,097      5,720       5,436        175,954
                            --------     --------     --------     --------   --------    --------     ----------
Operating profit
    (loss)                  $ 81,312(1)  $  2,811(1)  $ 84,123     $ (8,330)  $    612    $ (2,023)    $   74,382
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------
Currently payable
    interest expense        $ 99,179     $  8,223     $107,402     $ 34,757   $  3,723    $  2,528     $  148,410
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------
Total interest expense      $101,834     $  8,905     $110,739     $ 71,607   $  3,784    $  2,594     $  188,724
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------
Senior debt                 $522,024     $177,441     $699,465     $853,262   $233,300    $149,757     $1,935,784
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------
Subordinated debt           $822,892     $      -     $822,892     $      -   $141,268(4) $      -     $  964,160
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------
Obligation to related
    party                   $      -     $ 90,114(2)  $ 90,114     $       -  $      -    $       -    $   90,114
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------
Deficit investment in
    affiliate               $353,629     $      -     $353,629     $        - $       -   $       -    $  353,629
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------
Capital expenditures        $102,950     $ 74,421     $177,371     $ 13,123   $    604    $  8,326     $  198,913(3)
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------
Ending Cable subscribers     921,900      285,100    1,207,000      359,600    166,300           -      1,732,900
                            --------     --------     --------     --------   --------    --------     ----------
                            --------     --------     --------     --------   --------    --------     ----------

(1) Includes management fees from CNYC of $3,726.

(2) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC Acquisition.

(3) Includes intercompany elimination of $511.

(4) Guaranteed by the Restricted Group.

                             (19)

               CABLEVISION SYSTEMS CORPORATION


At September 30, 1994, the Company's consolidated debt was $2,990.1 million (excluding the Company's deficit investment in A-R Cable of $353.6 million), of which $853.3 million represented V Cable's debt, $374.6 million represented Monmouth/Riverview's debt and $149.8 million represented Rainbow's debt.

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

RESTRICTED GROUP

On March 31, 1994, the Company issued and sold 100,000 shares of a new series of preferred stock to Toronto-
Dominion Investments, Inc. in a private transaction. The proceeds of $100 million were used to repay bank debt.

On October 14, 1994, the Company entered into new $1.5 billion Restricted Group credit facilities with a group of banks led by Toronto-Dominion (Texas) as agent. The Credit Agreement consists of a $750 million Term Loan and Reducing Revolver facilities aggregating $750 million. The Term Loan has a final maturity of June 30, 2003 and begins amortizing on a scheduled quarterly basis on June 30, 1997 with 24% being amortized by December 31, 1998. The Reducing Revolver facilities have final maturities of June 30, 2003 and the facilities begin to reduce on December 31, 1996. On November 1, 1994, the Restricted Group had total usage under the Credit Agreement of $570.7 million consisting of outstanding bank borrowings of $553.0 million and letters of credit of $17.7 million issued on behalf of the Company.
The Company, on October 14, 1994, issued to the Trustee of the 14% Reset Debentures due November 15, 2003, a notice to redeem the full amount outstanding at 101% of principal plus accrued interest which totals $216 million on November 15, 1994. Funds for the redemption will be provided by borrowings under the Credit Agreement.

CNYC, which became a restricted subsidiary on October 14, 1994, continues to have its $185 million bank credit agreement which is guaranteed by the Company. An amount of the Revolver facilities equal to the amount outstanding under the CNYC facility is restricted. Reductions in the CNYC facility increase availability in the Company's Revolver. At November 1, 1994 CNYC had outstanding bank borrowings of $178 million and outstanding letters of credit totalling $7 million, thereby fully

                                (20)

               CABLEVISION SYSTEMS CORPORATION


utilizing the credit facility. The CNYC facility converts to a term loan on December 31, 1994 with amortization beginning on March 31, 1995 and has a final maturity of June
30, 2000.

Unrestricted and undrawn funds available to the Restricted
Group under the Credit Agreement amounted to approximately
$744 million at November 1, 1994. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of September 30, 1994 the Company, CNJ and CNYC, had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $235 million, on which its pays a fixed rate of interest and receives a variable rate of interest for periods ranging from one to four years. The average effective annual interest rate on all bank debt outstanding at October 31, 1994 was approximately 8.5%.

The Restricted Group, excluding CNYC, made capital expenditures of approximately $103.0 million during the first nine months of 1994, primarily in connection with system rebuilds and upgrades, the expansion of existing cable plant to pass additional homes and other general capital needs. On October 31, 1994 CNYC gave notice that it had completed construction of the last phase of each franchise in accordance with the franchise agreements. CNYC made capital expenditures of $74.4 million in the first nine months of 1994.

The cable systems located in New York State that are owned by the Restricted Group and VC Holding are subject to agreements (the "New York Upgrade Agreements") with the New York State Commission on Cable Television (the "New York Cable Commission"). The New York Upgrade Agreement applicable to the Restricted Group requires the substantial upgrade of its systems, ultimately to a 77 channel capacity by 1995-1996, subject to certain minor exceptions. As part of this planned upgrade of the Restricted Group's New York systems, the Company expects to use fiber optic cable extensively in its trunk and distribution networks. The Company believes that the remaining portion of the upgrade, as of December 31, 1993, will cost up to an additional $80 million which would be spent during the period 1994 to 1996. In addition, the Company anticipates upgrading certain of its New York systems beyond the level required by the New York Upgrade Agreements along with upgrading certain other of its Restricted Group systems. The Company anticipates that the capital costs of these additional upgrades may be substantial.

                                (21)

               CABLEVISION SYSTEMS CORPORATION


On August 28, 1994, the Company announced that a partnership of ITT Corporation and the Company had agreed to purchase Madison Square Garden, MSG Network and the Knicks and Rangers from Viacom Inc. for $1.075 billion in cash (the "MSG" Acquisition"). The Company is obligated to invest
$110.0 million in the partnership.   Within 12 months
following the MSG closing, Rainbow Programming may elect to acquire interests in the partnership sufficient to equalize the equity ownership of ITT and Rainbow Programming in the partnership. The Company expects to fund its $110.0 million investment by available borrowings under the Credit Agreement.

Under the CNYC purchase agreement, the Restricted Group has guaranteed certain payments to Charles F. Dolan, the Chairman and Chief Executive Officer of the Company consisting of an annual payment of $5.6 million (the "Annual Payment") a $40 million minimum payment (the "Minimum Payment") and a preferred payment (not to exceed $150 million) based upon an appraised value of CNYC (the "Preferred Payment"). The Minimum Payment and the Preferred Payment are each payable in cash or common stock at the Company's election. Under the Credit Agreement, the Company is currently prohibited from paying amounts in respect of the Preferred Payment in cash.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through December 31, 1995 (i) to meet its debt service requirements including its amortization requirements under the Credit Agreement, (ii) to fund its ongoing capital expenditures, including CNYC and the required upgrades under the New York Upgrade Agreement, (iii) to fund its anticipated investments including the $5.6 million Annual Payment to Charles Dolan in connection with the CNYC acquisition, (iv) to fund payments with respect to the proposed Cablevision of Boston transactions and (v) to fund Rainbow Programming's $110 million investment in MSG.

Further acquisitions and other investments by the Company, if any, will be funded by undrawn borrowing capacity and by possible increases in the amount available under the Credit
Agreement, additional borrowings from other sources, and/or possible future sales of debt, equity or equity related securities.

The senior secured indebtedness incurred by A-R Cable and V Cable is guaranteed by the Restricted Group, but recourse against the Restricted Group is limited solely to the common stock of A-R Cable and of V Cable pledged to A-R Cable's and V Cable's senior secured lenders, respectively. The Cablevision MFR promissory notes are guaranteed by the Company and the obligations under the guarantees rank pari passu with the Company's public subordinated debt. The promissory notes are payable in cash or, under certain circumstances at the Company's option, in shares of the Company's Class A common stock.


                             (22)

               CABLEVISION SYSTEMS CORPORATION



Under the terms of its Credit Agreement, as amended, the Company is permitted to make unspecified investments of up to $250 million, which include the Company's future investment in Rainbow Programming, any additional equity contributions the Company may make to A-R Cable, V Cable and its planned $110 million investment for the MSG acquisition.

The terms of the instruments governing A-R Cable's, V Cable's and Cablevision MFR's indebtedness prohibit transfer of funds (except for certain payments related to corporate overhead allocations by A-R Cable, V Cable and Cablevision MFR and pursuant to income tax allocation agreements with respect to V Cable and Cablevision MFR) from A-R Cable,
V Cable and Cablevision MFR to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. Payments to the Restricted Group in respect of its investments in and advances to Cablevision of Chicago and Cablevision of Boston are also presently prohibited by the terms of those companies' applicable debt instruments and are expected to be prohibited for the foreseeable future. The Restricted Group does not expect that such limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.


                             (23)

               CABLEVISION SYSTEMS CORPORATION


V CABLE

The existing long-term credit facilities extended by General Electric Capital Corporation ("GECC") to V Cable and VC Holding on December 31, 1992, refinanced all of V Cable's pre-existing debt. Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $24.0 million, as of September 30, 1994, which loan accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. In addition, GECC has extended to VC Holding a $505 million, as of September 30, 1994, term loan (the "Series A Term Loan"), a $25 million revolving line of credit (the "Revolving Line") under which there were no borrowings outstanding as of September 30, 1994 and a $239.3 million, as of September 30, 1994, term loan (the "Series B Term Loan") all three of which comprise the VC Holding Credit Agreement. The Series A Term Loan and any amounts drawn under the Revolving Line pay current cash interest and mature on December 31, 2001. The Series B Term Loan does not pay cash interest but rather accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. On November 1, 1994 VC Holding had no amounts outstanding under the Revolving Line and had letters of credit issued approximating $1.8 million. Accordingly, unrestricted and undrawn funds under the VC Holding Revolving Line amounted to approximately $23.2 million on November 1, 1994.

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable, the present value of which amounted to $85.0 million at September 30, 1994.

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

V Cable made capital expenditures of approximately $13.1 million during the first nine months of 1994, primarily in connection with the expansion of existing cable plant to pass additional homes and for system upgrades and other general capital needs. The New York Upgrade Agreement applicable to V Cable requires the substantial upgrade of its systems in New York State, ultimately to a 77 channel capacity in 1995. In


                             (24)

               CABLEVISION SYSTEMS CORPORATION


1992 V Cable completed the first phase of this required upgrade, under which it expanded all of its New York cable systems to a 52 channel capacity. The Company believes that the upgrade of V Cable's New York systems from 52 to 77 channels will cost up to an additional $9.9 million, as of December 31, 1993, which would be spent during 1994 and 1995.

V Cable anticipates that its cash flow from operations and amounts available under the VC Holding Revolving Line will be sufficient to service its debt, to fund its capital expenditures and to meet its working capital requirements through 1995. However, after taking into account the reductions to regulated revenue arising from the latest round of FCC regulation, V Cable believes that it is likely that it will be unable to meet certain of its financial covenants during such period. To remedy the anticipated covenant defaults, V Cable may request waivers and/or amendments to its credit agreement and/or seek equity contributions from the Restricted Group. There can be no assurance as to V Cable's ability to accomplish any of these alternatives or the terms or timing of such alternatives.

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

Monmouth/Riverview are party to a credit facility with a group of banks led by NationsBank of Texas, N.A., as agent (the "Monmouth/Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of November 1, 1994, Monmouth/Riverview had outstanding bank borrowings of $230 million. Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility amounted to approximately $55 million at November 1, 1994. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/Riverview to maintain certain financial ratios. Under the terms of the Monmouth/Riverview Credit Facility, Monmouth/Riverview is prohibited from transferring funds to Cablevision MFR.


                             (25)

               CABLEVISION SYSTEMS CORPORATION


The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements including its amortization requirements and to fund its capital expenditures through 1995.

On August 8, 1994, Cablevision MFR issued promissory notes totalling $141.3 million, due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10% respectively, if interest is paid in shares of the Company's Class A Common Stock). Principal and interest on the notes is payable at Cablevision MFR's election, in cash or in shares of the Company's Class A Common Stock. The promissory notes are guaranteed by the Company and the obligations under the guarantee rank pari passu with the Company's public subordinated debt. In certain circumstances, Cablevision MFR may extend the maturity date of the promissory notes until 2003 for certain additional consideration.

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

On July 11, 1994, Rainbow Programming entered into a $105 million credit facility with Toronto-Dominion (Texas), as agent, and a group of banks. The proceeds of the loan plus $76.5 million of equity from the Company were used to purchase Liberty Media's 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC. The credit facility is payable in full at maturity on December 31, 1995 and bears interest at varying rates based upon the banks' Base Rate or Eurodollar
Rate, as defined in the credit agreement. Repayment of the loan and any possible financing of the NBC Put (if exercised) is anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing Rainbow Programming $105 million credit facility; (iii) refinancing the existing $60 million credit agreement of AMCC; (iv) the sale of equity interests in, or assets of, the programming businesses; and (v) advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming.


                             (26)

               CABLEVISION SYSTEMS CORPORATION



                Part II.    Other Information

Item 1. Legal Proceedings

        The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.



Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             The index to exhibits is on page 28.

        (b) The Company filed a Current Report on Form 8-K with the Commission on September 21, 1994.






                             (27)

               CABLEVISION SYSTEMS CORPORATION

                      INDEX TO EXHIBITS




EXHIBIT                                                         PAGE
  NO.    DESCRIPTION                                             NO.
- -------  -----------                                            ----

10.68 Fourth Amended and Restated Credit Agreement, dated as of October 14, 1994, among Cablevision Systems Corporation, the Restricted Subsidiaries (as defined therein) the banks party thereto, Toronto Dominion (Texas), Inc., as Agent, and Bank of Montreal, Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce and NationsBank of Texas, N.A., as Co-Agents.

10.69 First Amended and Restated Credit Agreement, dated as of October 14, 1994, among Cablevision of New
         Jersey, Inc., Cablevision Systems Corp., the banks party thereto, Toronto Dominion (Texas), Inc., as
         Agent and Bank of Montreal, Chicago Branch, The
         Bank of New York, The Bank of Nova Scotia, The
         Canadian Imperial Bank of Commerce and NationsBank of Texas, N.A., as Co-Agents.







                             (28)

               CABLEVISION SYSTEMS CORPORATION



                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CABLEVISION SYSTEMS CORPORATION
                                            Registrant




Date:         November 10, 1994           /s/William J. Bell
       ---------------------------    -----------------------------------------
                                      By:  William J. Bell, as Vice Chairman of
                                           Cablevision Systems Corporation




Date:         November 10, 1994            /s/Barry J. O'Leary
       ---------------------------    -----------------------------------------
                                      By:  Barry J. O'Leary, as Senior Vice
                                           President - Finance and Treasurer and
                                           Principal Financial Officer of
                                           Cablevision Systems Corporation




Date:         November 10, 1994             /s/Jerry Shaw
       ---------------------------    -----------------------------------------
                                      By:  Jerry Shaw, as Vice President and
                                           Controller and Chief Accounting
                                           Officer of Cablevision Systems
                                           Corporation



                             (29)