Form 10-Q/A
period 1994-09-30
CABLEVISION SYSTEMS CORP
filed 1994-11-22
CIK 784681

                                   FORM 10-Q/A

(Mark One)
[   X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   SEPTEMBER 30, 1994
                               -------------------------------------------------

                                       OR

[        ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    --------------------

                 Commission File Number:          1-9046
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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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



Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                       The index to exhibits is on the following page.

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

27                Financial Data Schedule

                         CABLEVISION SYSTEMS CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 21, 1994.




                                        CABLEVISION SYSTEMS CORPORATION
                                             Registrant




                                               /s/Jerry Shaw
                                        ---------------------------------------
                                        By:  Jerry Shaw, as Vice President and
                                             Controller and Chief Accounting
                                             Officer of Cablevision Systems
                                             Corporation