Form 10-K405
CABLEVISION SYSTEMS CORP
filed 1995-03-31
CIK 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-K405
(Mark One)
     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1994
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _______________to_________________.



                         Commission File Number:  1-9046
                                                  ------

                          Cablevision Systems Corporation
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                              11-2776686
-----------------------------------------        -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

One Media Crossways, Woodbury, New York                  11797
---------------------------------------          -----------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (516) 364-8450
                                                  ----------------------

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K 405 or any
amendment to this Form 10-K405.            X

Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock Exchange on March 16, 1995: $597,150,522

Number of shares of common stock outstanding as of March 16, 1995:
                  Class A Common Stock - 12,012,035
                  Class B Common Stock - 11,678,781

Documents incorporated by reference - The Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment on Form 8 to this report containing the information required to be disclosed under Part III of Form 10-K405.

                                TABLE OF CONTENTS

                                                                  Page
PART I
            Item   1. Business.                                      3

                   2. Properties.                                   31

                   3. Legal Proceedings.                            31

                   4. Submission of Matters to a Vote of
                      Security Holders.                             31

PART II
                   5. Market for the Registrant's Common Equity
                      and Related Stockholder Matters.              32

                   6. Selected Financial Data.                      34

                   7. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.36

                   8. Consolidated Financial Statements.            53

                   9. Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.       93

PART III
                   10.Directors and Executive Officers of the        *
                      Registrant.

                   11.Executive Compensation.                        *

                   12.Security Ownership of Certain Beneficial
                      Owners and Management.                         *

                   13.Certain Relationships and Related
                      Transactions.                                  *

PART IV
                   14.Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K.                      93

* These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment on Form 8 to this report containing the information required to be disclosed under
     Part III of Form 10-K405.

                                    (2)

                                     PART I


ITEM 1.    BUSINESS

THE COMPANY

Cablevision Systems Corporation, a Delaware corporation and its majority owned subsidiaries (the "Company") own and operate cable television systems in six states with approximately 1,768,000 subscribers at December 31, 1994. The Company also has ownership interests in and/or manages other cable television systems which served an aggregate of approximately 861,000 subscribers at December 31, 1994 and has interests in companies that produce and distribute national and regional programming services and that provide advertising sales services for the cable television industry. The Company was formed in 1985 to effect a reorganization of its predecessors.

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

The Company's cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, satellite-delivered "superstations" such as WTBS (Atlanta), certain other news, information and entertainment channels such as CNN, CNBC, ESPN, MTV and certain premium services such as HBO, Showtime, The Movie Channel and Cinemax.

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

For financing purposes, the Company is structured as a restricted group, consisting of Cablevision Systems Corporation and certain of its subsidiaries, including Cablevision of New York City ("CNYC") (the "Restricted Group"), and an unrestricted group of subsidiaries, consisting primarily of V Cable, Inc. ("V Cable"), Cablevision MFR, Inc. ("Cablevision MFR"), and Rainbow Programming Holdings, Inc. (including Rainbow Advertising Sales Corporation ("Rainbow Advertising")) ("Rainbow Programming"). In addition, the Company has an unrestricted group of investments, consisting of investments in A-R Cable Services, Inc. ("A-R Cable"), U.S. Cable Television Group, L.P. ("U.S.

                                       (3)

Cable"), Cablevision of Framingham Holdings, Inc. ("CFHI"), A-R Cable Partners, Cablevision of Boston Limited Partnership ("Cablevision of Boston"), Cablevision of Chicago and Cablevision of Newark.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the financing of the Company including a discussion of restrictions on investments by the Restricted Group.

The Company's consolidated cable television systems are concentrated in the New York City greater metropolitan area (79.6% of the Company's total subscribers) and the greater Cleveland metropolitan area (16.5% of total subscribers). The Company believes that its cable systems on Long Island comprise the largest group of contiguous cable television systems under common ownership in the United States (measured by number of subscribers).

RECENT DEVELOPMENTS

On March 10, 1995, MSG Holdings, L.P. ("Holdings"), a partnership between a subsidiary of Rainbow Programming and a subsidiary of ITT Corporation, a Delaware corporation ("ITT"), acquired Madison Square Garden Corporation ("MSG") in a transaction in which MSG merged with and into Holdings. The purchase price paid by Holdings for MSG was $1,009.1 million.

Holdings funded the purchase price of the acquisition through (i) borrowings of $289.1 million under a $450 million credit agreement among Holdings, various lending institutions and Chemical Bank as administrative agent, (ii) an equity contribution from Rainbow Programming of $110 million, and (iii) an equity contribution from ITT of $610 million. ITT, Rainbow Programming and the Company are parties to an agreement made as of August 15, 1994 (the "Bid Agreement") pursuant to which it has been agreed that within 12 months following the MSG closing, Rainbow Programming may elect to acquire interests in Holdings from ITT sufficient to equalize the equity ownership of ITT and Rainbow Programming in Holdings (the "Equalization Interest"). Rainbow Programming has the option during the 12 months following the MSG acquisition closing to (i) acquire all or a portion of the Equalization Interest for cash (including interest on such Equalization Interest at the rate of 11 1/2% per year calculated from the MSG acquisition closing date), (ii) maintain its investment at the initial level, or
(iii) require ITT to purchase one half of Rainbow Programming's initial interest in Holdings at the price paid by Rainbow Programming plus an adjustment for Rainbow Programming's share of Holdings' operating income after interest expense following the MSG acquisition closing. Rainbow Programming has until one year from the time of the MSG acquisition closing to make its election and has not yet decided which alternative it will pursue.

Initially Holdings will be managed on a 50-50 basis by Rainbow Programming and ITT. If, as discussed above, Rainbow Programming does not equalize its ownership interest in Holdings by the first anniversary of the closing, its management role will be effectively

                                       (4)
eliminated. Rainbow Programming also has the right to voluntarily relinquish any power to direct the management and policies of Holdings.

Pursuant to an agreement between Rainbow Programming and National Broadcasting Company, Inc. ("NBC"), NBC may require Rainbow Programming, by notice given on or before April 13, 1995, to purchase its interests in SportsChannel (New York) Associates ("SCNY") and Rainbow News 12 Company (the "NBC Put") for an aggregate purchase price which, as of February 28, 1995, would amount to approximately $93 million. In the event that NBC elects to require Rainbow Programming to purchase such interest, Rainbow Programming will have 120 days to consummate the acquisition. On January 27, 1995, Rainbow Programming entered into an amended and restated credit agreement with Toronto Dominion (Texas), Inc. and the Canadian Imperial Bank of Commerce, as co-agents, and a group of banks increasing Rainbow Programming's credit facility from $105 million to $202 million to provide funds in the event the NBC Put is exercised. The facility will reduce to $108 million if the NBC Put is not exercised.

                                      (5)

CABLE TELEVISION OPERATIONS

GENERAL.

As of December 31, 1994, the Company's consolidated cable television systems served approximately 1,768,000 subscribers in New York, Ohio, Connecticut, New Jersey, Michigan, and Massachusetts.

The following table sets forth certain statistical data regarding the Company's consolidated cable television operations (1). During 1994 CNYC became part of the Restricted Group and for comparative purposes CNYC is included in the Restricted Group for 1993 and 1992.



                                                    As of December 31,
                                             ------------------------------
                                                 1994       1993     1992
                                             --------- ---------  ---------
Homes passed (2):
           Restricted Group. . . . . . . .   2,139,000 1,731,000  1,515,000
           V Cable . . . . . . . . . . . .     512,000   509,000    504,000
           Cablevision MFR . . . . . . . .     248,000         -          -
                                             --------- ---------  ---------
            Company consolidated . . . . .   2,899,000 2,240,000  2,019,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------
Basic service subscribers:
           Restricted Group. . . . . . . .   1,243,000 1,029,000    924,000
           V Cable . . . . . . . . . . . .     364,000   350,000    338,000
           Cablevision MFR . . . . . . . .     161,000         -          -
                                             --------- ---------  ---------
            Company consolidated . . . . .   1,768,000 1,379,000  1,262,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------

Average number of premium units per
           basic subscriber:
           Restricted Group. . . . . . . .         2.2       2.5        2.5
           V Cable . . . . . . . . . . . .         1.0       1.3        1.4
           Cablevision MFR . . . . . . . .         0.8         -          -
           Company consolidated. . . . . .         1.8       2.2        2.2

Average revenue per basic subscriber (3):
           Restricted Group. . . . . . . .      $38.29    $38.65     $39.96
           V Cable . . . . . . . . . . . .       30.41     30.56      31.30
           Cablevision MFR . . . . . . . .       34.67         -          -
           Company consolidated. . . . . .      $36.33    $36.59     $37.64

-----------------------------------

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


                                      (6)

              The following table sets forth certain statistical data regarding the Company's managed, unconsolidated cable television operations (1):



                                                     As of December 31,
                                               ----------------------------
                                                1994       1993      1992
                                               -------   -------    -------
Homes passed (2):
           Cablevision of Boston . . . . . .   254,000   252,000    249,000
           Cablevision of Chicago. . . . . .   195,000   193,000    193,000
           A-R Cable . . . . . . . . . . . .   446,000   442,000    438,000
           U.S. Cable. . . . . . . . . . . .   330,000   317,000    305,000
           North Coast Cable . . . . . . . .         -   214,000    213,000
           Newark. . . . . . . . . . . . . .   119,000   118,000    117,000
           A-R Cable Partners. . . . . . . .    55,000         -          -
           CFHI. . . . . . . . . . . . . . .    28,000         -          -
                                             --------- ---------  ---------
                                             1,427,000 1,536,000  1,515,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------

Basic service subscribers:
           Cablevision of Boston . . . . . .   136,000   129,000    122,000
           Cablevision of Chicago. . . . . .    88,000    83,000     79,000
           A-R Cable . . . . . . . . . . . .   308,000   299,000    292,000
           U.S. Cable. . . . . . . . . . . .   229,000   213,000    202,000
           North Coast Cable . . . . . . . .         -    83,000     79,000
           Newark. . . . . . . . . . . . . .    48,000    46,000     45,000
           A-R Cable Partners. . . . . . . .    36,000         -          -
           CFHI. . . . . . . . . . . . . . .    16,000         -          -
                                             --------- ---------  ---------
                                               861,000   853,000    819,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------

Average number of premium units per
           basic subscriber:
           Cablevision of Boston . . . . . .         1.8       2.1        2.1
           Cablevision of Chicago. . . . . .         1.4       1.6        1.7
           A-R Cable . . . . . . . . . . . .         0.9       0.9        0.9
           U.S. Cable. . . . . . . . . . . .         1.1       0.8        0.4
           North Coast Cable . . . . . . . .         -         1.4        1.5
           Newark. . . . . . . . . . . . . .         2.1       2.0        1.6
           A-R Partners. . . . . . . . . . .         0.8       -          -
           CFHI. . . . . . . . . . . . . . .         0.6       -          -

Average revenue per basic subscriber (3):
           Cablevision of Boston . . . . . .       $35.22    $36.81     $35.89
           Cablevision of Chicago. . . . . .       $31.45    $32.21     $34.80
           A-R Cable . . . . . . . . . . . .       $27.68    $28.42     $29.70
           U.S. Cable. . . . . . . . . . . .       $26.36    $25.72     $26.10
           North Coast Cable . . . . . . . .         -       $33.95     $34.47
           Newark. . . . . . . . . . . . . .       $35.92    $37.12     $36.85
           A-R Cable Partners. . . . . . . .       $33.39 $    -     $    -
           CFHI. . . . . . . . . . . . . . .       $33.81 $    -     $    -

---------------------------------

(1) No information is provided in this table for any period in which an entity was not a managed and unconsolidated affiliate of the Company. North Coast Cable became a wholly-owned member of the Restricted group in March, 1994.
(2) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(3) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Business - Cable Television Operations - Subscriber Rates and Services; Marketing and Sales".


                                      (7)

SUBSCRIBER RATES AND SERVICES; MARKETING AND SALES.

The Company's cable television systems offer a package of services, generally marketed as "Family Cable", which includes, among other programming, broadcast network local affiliates and independent television stations, satellite-delivered "superstations" and certain other news, information and entertainment channels such as CNN, CNBC, ESPN and MTV. For additional charges, the Company's cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel and Cinemax, which may be purchased either individually (in conjunction with Family Cable) or in combinations or in tiers.

In addition, the Company's cable television systems offer a basic package which includes broadcast network local affiliates and public, educational or governmental channels and certain public leased access channels.

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

Since its existing cable television systems are substantially fully built, the Company's sales efforts are primarily directed toward increasing penetration and revenues in its franchise areas. The Company sells its cable television services through door-to-door selling supported by telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Certain services and equipment (converters which are leased to subscribers) provided by substantially all of the Company's cable television systems are subject to regulation. See "Business - Cable Television Operations - Regulation
- 1992 Cable Act."

SYSTEM CAPACITY.

The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. The Company's cable television systems have a minimum capacity of 35 channels and 80% of its subscribers are currently served by systems having a capacity of at least 52 channels. As a result of currently ongoing upgrades, the Company expects that by December 1995 approximately 44% of its subscribers will be served by systems having a capacity of at least 77 channels. A substantial portion of the system upgrades either completed or underway will utilize fiber optic cable.

                                      (8)

PROGRAMMING.

Adequate programming is available to the Company from a variety of sources. Program suppliers' compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable systems of the Company and certain of its affiliates, or on the number of subscribers subscribing to the particular service. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Company's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors. Management believes that the Company will continue to have access to programming services at reasonable price levels.

FRANCHISES.

The Company's cable television systems are operated primarily under nonexclusive franchise agreements with local governmental franchising authorities, in some cases with the approval of state cable television authorities. Franchising authorities generally charge a fee of up to 5% based on a percentage of certain revenues of the franchisee. In 1994 franchise fee payments made by the Company aggregated approximately 4% of total revenues.

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

COMPETITION.

The Company's cable television systems generally compete with the direct reception of broadcast television signals by antenna and with other methods of delivering television signals to the home for a fee. The extent of such competition depends upon the number and quality of the signals available by direct antenna reception as compared to the number and quality of signals distributed by the cable system. The Company's cable television


                                      (9)
systems also compete to varying degrees with other communications and entertainment media, including movies, theater and other entertainment activities.

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

Numerous federal court decisions, including two at the appeals court level, have agreed with challenges to the constitutionality of the statutory ban on telephone company ownership of cable systems. These rulings apply to telephone company ownership of cable systems in several states in which the Company owns systems. Similar lawsuits have been filed in other states in which the Company owns systems. Legislation to repeal this ban, subject to certain regulatory requirements, was introduced in the U.S. Senate and House of Representatives in the last Congress; repeal has also been endorsed by the Clinton Administration. Under the terms of these bills, a telephone company could build and operate a cable system within the region or acquire an in-region cable operator, under certain circumstances. The bills would also, INTER ALIA, preempt state and locally-imposed barriers to the provision of intrastate and interstate telecommunications services by the Company and other cable systems operators, in competition with local telephone companies. Similar legislation has been introduced in the current Congress, and one version of such a bill has been approved by the Senate Commerce, Service and Transportation Committee.

In July 1992, the FCC voted to authorize additional competition to cable television by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. The FCC also reaffirmed an earlier holding, recently upheld on appeal by a federal court, that the programmers using such a telephone company-provided "video dialtone" system would not need to obtain a state or municipal franchise. Several telephone companies have sought approval from the FCC to build such "video dialtone" systems. Such a system has been proposed in several communities in which the Company currently holds a cable franchise and several of such systems have been approved by the FCC.

                                      (10)

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

                                      (11)

New higher power DBS systems providing transmissions over the Ku-Band permit the use of smaller receiver antennae and thus may be more appealing to customers. Three DBS systems are now operational in the United States. Both C-Band and Ku-Band DBS delivery of television signals are competitive alternatives to cable television.

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

                                      (12)

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

1992 CABLE ACT. On October 5, 1992, Congress enacted the 1992 Cable Act which represents a significant change in the regulatory framework under which cable television systems operate.

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

The 1992 Cable Act requires each cable system to establish a basic service package consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals that the cable system wishes to carry, and all public, educational and governmental access programming. The rates for the basic service package are subject to regulation by local franchising authorities. Under the FCC's April 1, 1993 rate regulation rules, a cable operator whose per channel rates as of September 30, 1992 exceeded an FCC established benchmark was required to reduce its per channel rates for the basic service package by up to 10% unless it could justify higher rates on the basis of its costs. On February 22, 1994, after reconsideration, the FCC ordered a further reduction of 7% in rates for the basic service tier in effect on September 30, 1992, for an overall reduction of 17% from those rates. The amount of this 17% decrease that is below a new per channel benchmark need not be implemented pending completion of FCC

                                      (13)
studies of the costs of below-benchmark cable systems. In the interim, however, the amount of the 17% decrease that is below this benchmark must be computed by the cable system and must be offset against otherwise allowable rate increases by these systems. Franchise authorities (local municipalities or state cable television regulators) are also empowered to regulate the rates charged for the installation and lease of the equipment used by subscribers to receive the basic service package (including a converter box, a remote control unit and, if requested by a subscriber, an addressable converter box or other equipment required to access programming offered on a per channel or per program basis), including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets. The FCC's rules require franchise authorities to regulate rates for equipment and connections for additional television sets on the basis of an actual cost formula developed by the FCC, plus a return of 11.25%. No additional charge is permitted for the delivery of regulated services to additional sets unless the operator incurs additional programming costs in connection with the delivery of such services to multiple sets.

The FCC may, in response to complaints by a subscriber, municipality or other governmental entity, reduce the rates for service packages other than the basic service package if it finds that such rates are unreasonable. The FCC will in response to complaints also regulate, on the basis of actual cost, the rates for equipment used only to receive these higher packages. Services offered on a per channel or per program basis or packages comprised only of services that are also available on a per channel or per program basis are not subject to rate regulation by either municipalities or the FCC. The FCC on February 22, 1994 adopted criteria to assess whether certain discounted packages of "a la carte" or per channel offerings should be regulated as a tier of services by the FCC or should be treated as unregulated per channel offerings.

The regulations adopted by the FCC on April 1, 1993, including the original rate benchmarks, became effective on September 1, 1993. The new rate regulations adopted by the FCC on February 22, 1994, including the new benchmarks, became effective in May, 1994.

The FCC's rules provide that, unless a cable operator can justify higher rates on the basis of its costs, increases in the rates charged by the operator for the basic service package or any other regulated package of service may not exceed an inflation indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs that exceed the inflation index. A cable operator may not pass through to subscribers any amounts paid by the operator on or before October 6, 1994, to broadcast stations for the retransmission of their signals. Increases in retransmission fees above those in effect on that day may be passed through to subscribers. As part of the implementation of its rate regulations, the FCC froze all cable service rates until May 15, 1994 and provided cable operators with the option to defer refund liabilities by continuing rates in effect until July 15, 1994. The Company elected to defer its refund liabilities.

                                      (14)

On February 22, 1994, the FCC adopted guidelines for cost-of-service showings that establish a regulatory framework pursuant to which a cable television operator may attempt to justify rates in excess of the benchmarks. Such justification would be based upon (i) the operator's costs in operating a cable television system (including certain operating expenses, depreciation and taxes) and (ii) a return on the investment the operator has made to provide regulated cable television services in such system (such investment being referred to as its "ratebase", which includes working capital and certain costs associated with the construction of such system). The guidelines (1) create a rebuttable presumption that excludes from a cable television operator's ratebase any "excess acquisition costs" (equal to the excess of the purchase price for a cable television system over the original construction cost of such system, or its book value at the time of acquisition), (2) include in the rate base the costs associated with certain intangibles such as franchise rights and customer lists, and (3) set a uniform rate of return for regulated cable television service of 11.25% after taxes. The interim guidelines originally included a "productivity offset feature" that could reduce otherwise justifiable rate increases based on a claimed increase in a cable television system's operational efficiencies. The FCC dropped this proposal in September, 1994.

On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC. In light of the uncertainty created by the various criteria that the FCC previously applied to a la carte packages, the FCC, in those cases in which it was not clear how the FCC's previous criteria should have been applied to the package at issue, and where only a "small number" of channels were moved from a previously regulated tier to the package, will allow cable operators to treat existing packages as new product tiers ("NPT") as discussed below.

The FCC, in addition to revising its rules governing a la carte channels, also on November 10, 1994 revised its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. The FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services in addition to the present formula for calculating the permissible rate for new services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a markup of up to 20 cents per channel over actual programming costs, but may not make adjustments to monthly rates for these new services totaling more than $1.20, plus an additional 30 cents solely for programming license fees, per subscriber over the first two years of the three-year period. Cable operators may charge an additional 20 cents in the third year only for channels added in that year. Cable operators electing to use the 20 cent per channel adjustment may not take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC requested further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

Additionally, the FCC will permit cable operators to offer NPTs at rates which they elect so long as, among other conditions, other service tiers that are subject to rate regulation

                                      (15)
are priced in conformity with applicable FCC regulations and cable operators do not remove programming services from existing service tiers and offer them on the NPT.

Under the 1992 Cable Act, systems may not require subscribers to purchase any service package other than the basic service package as a condition of access to video programming offered on a per channel or per program basis. Cable systems are allowed up to ten years to the extent necessary to implement the necessary technology to facilitate this access. Substantially all of the Company's systems are currently capable of implementing the technology mandated by the 1992 Cable Act.

In addition, the 1992 Cable Act (i) requires cable programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS, and prohibits new exclusive contracts with program suppliers without FCC approval, (ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator,
(iii) bars municipalities from unreasonably refusing to grant additional competitive franchises, (iv) requires cable television operators to carry ("Must Carry") all local broadcast stations (including home shopping broadcast stations), or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal ("Retransmission Consent"), (v) requires cable television operators to obtain the consent of any non-local broadcast station prior to retransmitting its signal, and (vi) regulates the ownership by cable operators of other media such as MMDS and SMATV. In connection with clause (ii) above concerning limitations on affiliated programming, the FCC has established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of households that any cable company can serve. In connection with clause (iv) above concerning retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by the Company's cable television systems and have elected to negotiate with the Company for Retransmission Consent. Although the Company has obtained Retransmission Consent agreements with all broadcast stations it currently carries, a number of these agreements are temporary in nature and the potential remains for discontinuation of carriage if an agreement is not ultimately reached.

The FCC has imposed new regulations under the 1992 Cable Act in the areas of customer service, technical standards, equal employment opportunity, privacy, rates for leased access channels, obscenity and indecency, disposition of a customer's home wiring and compatibility between cable systems and other consumer electronic equipment such as "cable ready" television sets and videocassette recorders.

A number of lawsuits have been filed in federal court challenging the constitutionality of various provisions of the 1992 Cable Act. A challenge to the constitutionality of the 1992 Cable Act's Must Carry rules was denied by a federal court in April 1993. On appeal, the United States Supreme Court returned this decision to the lower court for further proceedings. Most other challenged provisions of the 1992 Cable Act have been upheld

                                      (16)
at the federal district court level, including provisions governing rate regulation and retransmission consent, but an appeal to the U.S. Court of Appeals for the District of Columbia Circuit of that decision has been filed. Other challenges to the FCC's rate regulation scheme have been separately brought directly to the District of Columbia Circuit. The Company cannot predict the outcome of any of the foregoing litigation affecting the 1992 Cable Act. The material provisions of the 1992 Cable Act remain in effect during the pendency of the litigation.

Legislation recently approved by the Senate Commerce, Service and Transportation Committee would significantly modify the rate regulation provisions of the 1992 Cable Act. The Company cannot predict the likelihood of passage of this or other legislation that would reduce the regulatory restrictions on the Company's ability to market and price its services.

OTHER FCC REGULATION. In addition to the rules and regulations promulgated by the FCC under the 1984 Cable Act and the 1992 Cable Act, the FCC has promulgated other rules affecting the Company. FCC rules require that cable systems black out certain network and sports programming on imported distant broadcast signals upon request. The FCC also requires that cable systems delete syndicated programming carried on distant signals upon the request of any local station holding the exclusive right to broadcast the same program within the local television market and, in certain cases, upon the request of the copyright owner of such programs. These rules affect the diversity and cost of the Company's programming options for its cable systems.

FCC regulation also includes matters regarding restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; home wiring and limitations on advertising contained in nonbroadcast children's programming.

Implementing provisions of the 1993 Budget Act, the FCC has adopted requirements for payment of annual "regulatory fees". For 1994, cable television systems are required to pay regulatory fees of $0.37 per subscriber, which may be passed on to subscribers as "external cost" adjustments to basic cable service. This fee is proposed to be increased to $0.51 per subscriber for 1995. Fees are also assessed for other licenses, including licenses for business radio, cable television relay systems (CARS) and earth stations, which, however, may not be collected directly from subscribers.

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

                                      (17)

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

CABLE TELEVISION CROSS-MEDIA OWNERSHIP LIMITATIONS. The 1984 Cable Act prohibits any person or entity from owning broadcast television and cable properties in the same market. The 1984 Cable Act also bars co-ownership of telephone companies and cable television systems operating in the same service areas, with limited exceptions for rural areas. The FCC may also expand the rural exemption for telephone companies offering cable service within their service areas. The FCC has modified its rule that formerly barred the commercial broadcasting networks (NBC, CBS and ABC) from owning cable television systems. The FCC rule does not allow the networks to acquire cable systems in markets in which they already own a broadcast station, and sets limitations on the percentage of homes that can be passed, both nationally and locally, by network-owned cable systems. The 1992 Cable Act imposed limits on new acquisitions of SMATV or MMDS systems by cable operators in their franchise areas. There is no federal bar to newspaper ownership of cable television systems. The Company does not have any prohibited cross-ownership interests. A bill recently approved by the Senate Commerce, Service and Transportation Committee would eliminate or modify these cross-ownership limitations.

STATE AND MUNICIPAL REGULATION OF CABLE TELEVISION. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, system design and construction, safety, and consumer services remains with either state or local officials and, in some jurisdictions, with both. The 1992 Cable Act expands the factors that a franchising authority can consider in deciding whether to renew a franchise and limits the damages for certain constitutional claims against franchising authorities for their franchising activities. New York law provides for comprehensive state-wide regulation, including approval of transfers of cable franchises and consumer protection legislation. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with the provisions of the 1984 Cable Act and the 1992 Cable Act. Among the more significant restrictions that the Cable Act imposes on the regulatory jurisdiction of local franchising authorities is a 5% ceiling on franchise fees and mandatory renegotiation of certain franchise requirements if warranted by changed circumstances.

                                      (18)

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

In connection with the V Cable Reorganization, on December 31, 1997 V Cable will assume approximately $121.0 million face value ($87.3 million present value as of December 31, 1994) of debt of U.S. Cable (all of which is owed to GECC), which amount is subject to adjustment, upward or downward, depending on U.S. Cable's ratio of debt to cash flow (as defined) in 1997. Each year thereafter, until the final adjustment upon occurrence of an exchange described below, the amount of U.S. Cable debt assumed by V Cable may be similarly adjusted, upward or downward. V Cable's agreement to assume the U.S. Cable debt was made in connection with, and in consideration for, the restructuring of V Cable's credit facilities with GECC.

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

                                      (19)

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

CNYC holds franchises that permit construction of the franchised areas in specified phases. Construction of the systems in the Brooklyn and The Bronx franchises has been substantially completed.

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

The Company has the right to make payment of the put or call exercise price in the form of shares of the Company's Class B Common Stock or, if Mr. Dolan so elects, Class A

                                      (20)

Common Stock, except that all Annual Payments must be paid in cash to the extent permitted under the Company's Credit Agreement (as defined below). Under the Credit Agreement, the Company is currently prohibited from paying the Preferred Payment in cash and, accordingly, without the consent of the bank lenders, would be required to pay it in shares of the Company's Common Stock.

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

CABLEVISION MFR. In August 1994, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision") and Riverview Cablevision Associates, L.P. ("Riverview Cablevision") consisting of cable television systems in New Jersey. The operations of Monmouth Cablevision and Riverview Cablevision are consolidated with those of the Company as of the date of acquisition. The aggregate purchase price for the two New Jersey systems was $391.2 million. Approximately $237.8 million of such purchase price was financed by a senior credit facility of newly formed subsidiaries of Cablevision MFR secured solely by the assets of the systems. The remaining $153.4 million of such purchase price was paid with cash of approximately $12.1 million and the issuance, by Cablevision MFR, of subordinated promissory notes (the "MFR Notes") totalling $141.3 million due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter increasing to 8% and 10%, respectively, if the Company exercises its option to pay interest in shares of the Company's Class A common stock.

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

                                      (21)

CABLEVISION CLEVELAND. In March, 1994, Cablevision of Cleveland, L.P. ("Cablevision Cleveland"), a partnership comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operates a cable television system in Cleveland, Ohio (the "North Coast Cable Acquisition"). The net cash purchase price for interests not previously owned by the Company (and excluding excess liabilities assumed by the Company) aggregated approximately $103.4 million including expenses. The cost of the acquisition was financed principally by borrowings under the Company's Credit Agreement. Cablevision Cleveland is part of the Restricted Group.

OTHER CABLE AFFILIATES

A-R CABLE. In May 1992, the Company and A-R Cable consummated a restructuring and refinancing transaction that had the effect of retiring a substantial portion of A-R Cable's subordinated debt and reducing the Company's economic and voting interest in A-R Cable. Among other things, Warburg, Pincus Investors, L.P. ("Warburg Pincus") purchased a new Series A Preferred Stock of A-R Cable for a cash investment of $105.0 million, and the Company purchased a new
Series B Preferred Stock of A-R Cable for a cash investment of $45.0 million. The Company acquired the funds for its investment in A-R Cable through borrowings under the Company's credit agreement. In addition, GECC provided A-R Cable with an additional $70.0 million under a secured revolving credit line.

In connection with Warburg Pincus' investment in A-R Cable, upon the receipt of certain regulatory approvals, Warburg Pincus will be permitted to elect three of the six members of the A-R Cable board of directors, will have approval rights over certain major corporate decisions of A-R Cable and will be entitled to 60% of the vote on all matters on which holders of capital stock are entitled to vote (other than the election of directors). A-R Cable Investments, Inc., a wholly-owned subsidiary of the Company owns all of the common stock, as well as the Series B Preferred Stock, of A-R Cable and the Company continues to manage A-R Cable under a management agreement that provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid annual amounts thereon at a rate of 10% per annum. The 3-1/2% fee and interest thereon is payable by A-R Cable only after repayment in full of its senior debt and certain other obligations. Under certain circumstances, the fee is subject to reduction to 2-1/2% of gross receipts.

During 1994, Warburg Pincus purchased additional shares of Series A Preferred Stock for a cash investment of approximately $1.0 million and CSC purchased additional shares of Series B Preferred Stock for a cash investment of approximately $0.4 million.

After May 11, 1997, either Warburg Pincus or the Company may irrevocably cause the sale of A-R Cable, subject to certain conditions. In certain circumstances, Warburg Pincus may cause the sale of A-R Cable prior to that date. If Warburg Pincus initiates the sale, the Company will have the right to purchase A-R Cable through an appraisal procedure. The Company's purchase right may be forfeited in certain circumstances. Upon the sale

                                      (22)
of A-R Cable, the net sales proceeds, after repayment of all outstanding indebtedness and other liabilities, will be used as follows: first, to repay Warburg Pincus' investment in the Series A Preferred Stock; second, to repay the Company's investment in the Series B Preferred Stock; third, to repay the accumulated unpaid dividends on the Series A Preferred Stock (19% annual rate); fourth, to repay the accumulated unpaid dividends on the Series B Preferred Stock (12% annual rate); fifth, to pay the Company for all accrued and unpaid management fees together with accrued but unpaid interest thereon; sixth, pro rata 60% to the Series A Preferred Stockholders, 4% to the Series B Preferred Stockholders and 36% to the common stockholder(s).

Also in connection with the purchase of the A-R Cable Notes, A-R Cable retired its previously outstanding preferred stock (undesignated as to series) which it had purchased from an affiliate, a wholly-owned subsidiary of V Cable, Inc., for nominal consideration. In connection with the purchase of the preferred stock, a transaction fee agreement between A-R Cable and GECC was terminated and A-R Cable's obligations thereunder were extinguished.

As a result of the rights to which Warburg Pincus is entitled discussed above, the Company no longer has financial or voting control over A-R Cable's operations. Accordingly, the Company no longer consolidates the financial position or results of operations of A-R Cable. For reporting purposes, the Company is accounting for its investment using the equity method of accounting.

The Company continues to guarantee the debt of A-R Cable to GECC under a limited recourse guarantee wherein recourse to the Company is limited solely to the common stock and Series B Preferred Stock of A-R Cable owned by a wholly-owned subsidiary of the Company.

                                      (23)

CABLEVISION OF BOSTON. Cablevision of Boston, a Massachusetts limited partnership, is engaged in the construction, ownership and operation of cable television systems in Boston and Brookline, Massachusetts. The Company had advanced net funds to Cablevision of Boston as of December 31, 1994 amounting to approximately $52.2 million. Due to uncertainties existing during 1985 (which subsequently were resolved), the Company wrote off for accounting purposes its entire investment in and advances to Cablevision of Boston of $34.5 million as of September 30, 1985. Subsequent to 1985, a subsidiary of the Company exchanged $45.7 million of advances, consisting of amounts previously written off of $34.5 million, interest of $3.2 million that had not been recognized for accounting purposes, and $8.0 million of subsequent advances, for $45.7 million of preferred equity in Cablevision of Boston. After this exchange, the Company advanced an additional $9.7 million to Cablevision of Boston; in addition, at December 31, 1994, $101.0 million of unpaid distributions had accrued on the Company's preferred equity. At December 31, 1994, as a result of the write-off referred to above and non-recognition for accounting purposes of the unpaid distributions, the Company's consolidated financial statements reflects $17.7 million due from Cablevision of Boston. The contractual terms of the preferred equity provide that the Company is to receive (i) cumulative distributions equal to an annual rate of 15% (compounded semi-annually) on its investment, (ii) the right to a priority return of the equity investment and any amounts of unpaid cumulative distributions when permitted to be paid and (iii) the right to receive 20% of all amounts available for postpayout distribution. Certain questions exist as to whether the preferred equity is entitled to its full contractual rights. In connection with the proposed acquisition of Cablevision of Boston by the Company discussed below, the Company has agreed to substantial reductions in the amounts that it would otherwise be entitled to receive in that transaction in respect of its preferred equity interests in order to induce the Limited Partners of Cablevision of Boston to approve the transaction. The Company's preferred equity is subordinated to the indebtedness of Cablevision of Boston (including the Company's $9.7 million of advances accruing interest at an annual rate of 10.5% (with no set maturity date) not converted to preferred equity) and accrued but unpaid management fees due to a corporation owned by Charles F. Dolan, the managing general partner, which indebtedness and management fees aggregated approximately $90.8 million at December 31, 1994, and any working capital deficit incurred in the ordinary course of business.

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

In June 1994, the Company and Cablevision of Boston entered into an agreement which is designed to give the Company full ownership of Cablevision Boston. The agreement provides for the acquisition by the Company of the interests of Cablevision Boston which it does not already own in a series of transactions. The Company and Cablevision Boston

                                      (24)
have filed with the Securities and Exchange Commission a Consent Solicitation Statement/Prospectus with respect to the proposed transactions. Each of the transactions is subject to a number of conditions, including the approval by the limited partners of Cablevision Boston who are unaffiliated with the general partners of Cablevision Boston. Consummation of the transactions would result in the limited partners in Cablevision Boston receiving Class A Common Stock of the Company with an expected aggregate market value of approximately $40 million.

CABLEVISION OF CHICAGO. Cablevision of Chicago owns cable television systems operating in the suburban Chicago area. The Company does not have a material ownership interest in Cablevision of Chicago but had loans and advances outstanding to Cablevision of Chicago in the amount of $12.3 million (plus $13.4 million in accrued interest which the Company has fully reserved) as of December 31, 1994, which loans and advances are subordinated to Cablevision of Chicago's senior credit facility, accrue interest at an annual rate of 14% and have no set maturity date. Mr. Dolan currently holds directly or indirectly an approximate 1% prepayout and a 32.7% postpayout general partnership interest in the cable television systems owned and operated by Cablevision of Chicago. With respect to Cablevision of Chicago, "payout" means the date on which the limited partners in Cablevision of Chicago are distributed the amount of their original investment, plus interest thereon, if applicable.

In January, 1995, Cablevision of Chicago signed a definitive agreement to sell its cable systems to Continental Cablevision, Inc. The transfer is subject to franchise approvals and is expected to close later in 1995.

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

A-R CABLE PARTNERS. In June 1994, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and E.M. Warburg, Pincus & Co., Inc. completed the purchase of certain assets of Nashoba Communications, a group of three limited partnerships, for a purchase price of approximately $90.5 million of which $46.7 million

                                      (25)
was provided by a senior credit facility secured by the assets of such systems. The remainder of the purchase price was provided by equity contributions and subordinated loans from the partners in A-R Cable Partners. The Company provided $11.9 million for its 30% interest in A-R Cable Partners and $1.5 million in loans. The Company manages the operations of A-R Cable Partners pursuant to a management agreement which provides for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses.

CABLEVISION OF FRAMINGHAM. On August 8, 1994, Cablevision of Framingham Holdings, Inc. ("CFHI"), a corporation owned by the Company and E.M. Warburg, Pincus Investors, L.P., acquired substantially all of the assets of Framingham Cablevision Associates, L.P. ("Framingham Cablevision") consisting of cable television systems in Massachusetts. The aggregate purchase price, including fees and expenses, for Framingham Cablevision's assets was $37.5 million. Approximately $22.7 million of such purchase price was financed by a senior credit facility of a wholly-owned subsidiary of CFHI secured by the assets of such system. Approximately $9.7 million of such purchase price was paid by the issuance by CFHI of a promissory note, guaranteed by the Company, (the "CFHI Note") due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10%, respectively, if interest is paid in shares of the Company's Class A Common Stock). The remaining amount was financed by loans and capital contributions from its stockholders, of which the Company provided approximately $1.3 million as a capital contribution and $0.3 million as a loan for its 30% interest in CFHI. The Company manages the operations of CFHI pursuant to a management agreement which provides for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses.

                                      (26)

PROGRAMMING OPERATIONS

GENERAL.

The Company conducts its programming activities through Rainbow Programming, its wholly owned subsidiary, and through subsidiaries of Rainbow Programming in partnership with certain unaffiliated entities, including National Broadcasting Company, Inc. ("NBC") and Tele-Communications, Inc. ("TCI"). Rainbow Programming's businesses include eight regional SportsChannel services, four national entertainment services (American Movie Classics Company ("AMCC"), Bravo Network ("Bravo") Much Music ("MM") and the Independent Film Channel ("IFC")), News 12 Long Island (a regional news service serving Long Island, New York) and the national backdrop sports services of Prime SportsChannel Networks ("Prime SportsChannel"). Rainbow Programming also owns an interest in Courtroom Television Network and in Madison Square Garden (discussed below). Rainbow Programming's SportsChannel services provide regional sports programming to the New York, Philadelphia, New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas. AMCC is a national program service featuring classic, unedited and non-colorized films from the 1930's through the 1970's. Bravo is a national program service offering international films and performing arts programs, including jazz, dance, classical music, opera and theatrical programs. MM is a Canadian music service featuring music primarily from Canadian artists. IFC is a national program service that airs independent films made outside the Hollywood system.

Rainbow Programming acts as managing partner for each of these programming businesses, other than Courtroom Television Network (which is managed by Time Warner) and Madison Square Garden (which is managed jointly with ITT), and reflects its share of the profits or losses in these businesses using the equity method of accounting except for AMCC, whose operations are now consolidated with those of the Company. Certain of Rainbow Programming's programming interests are held through Rainbow Program Enterprises ("RPE"), which is substantially wholly owned by Rainbow Programming.

In March 1995, subsidiaries of Rainbow Programming and ITT completed a transaction to purchase Madison Square Garden. For a complete description, see "Recent Developments", above.

Rainbow Programming and NBC formed a venture to exploit the pay-per-view television rights to the 1992 Summer Olympics. Rainbow Programming's share of the losses of the venture amounted to its maximum obligation of $50 million and this payment was made to NBC in January 1993.

In July 1994, Rainbow Programming completed the purchase of a 50% interest held by Liberty Media Corporation ("Liberty") in AMCC for a purchase price of approximately $181.0 million, increasing Rainbow Programming's interest in AMCC to approximately 75%. The results of AMCC's operations are consolidated with those of the Company as

                                      (27)
of the date of acquisition. The acquisition was financed with a separate $105 million credit facility entered into by Rainbow Programming and by an equity infusion of $76.0 million by the Company into Rainbow Programming.

Rainbow Programming's financing needs have been funded by the Restricted Group's investments in and advances to Rainbow Programming, by sales of equity interests in the programming businesses and, through separate, external debt financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

REGULATION.

Cable television program distributors such as Rainbow Programming are not regulated by the FCC under the Communications Act of 1934. To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, the business of Rainbow Programming will be directly affected. As discussed above under "Business - Cable Television Operations - Regulation", the 1992 Cable Act limits in certain ways the Company's ability to freely manage the Rainbow Programming services or carry the Rainbow Programming services on their affiliates' systems and imposes or could impose other regulations on the Rainbow Programming companies.

                                      (28)

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

                                      (29)

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

OTHER AFFILIATES

ATLANTIC PUBLISHING. Atlantic Cable Television Publishing Corporation ("Atlantic Publishing") holds a minority equity interest and a debt interest in a company that publishes a weekly cable television guide which is offered to the Company's subscribers and to other unaffiliated cable television operators. As of December 31, 1994, the Company had advanced an aggregate of approximately $17.7 million to Atlantic Publishing, reflecting approximately $0.6 million and $0.5 million paid back during 1994 and 1993, respectively. The Company has written off all of its advances to Atlantic Publishing other than $3.4 million. Atlantic Publishing is owned by a trust for certain Dolan family members; however, the Company has the option to purchase Atlantic Publishing for an amount equal to the owner's net investment therein plus interest. The current owner has made only a nominal investment in Atlantic Publishing to date.

RADIO STATION WKNR. The Company is the owner of Cleveland Radio Associates ("WKNR"), an AM radio station serving the Cleveland metropolitan area with an all-sports format.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 1994, the Company had 4,096 full-time, 453 part-time and 149 temporary employees. During 1991, the International Brotherhood of Electrical Workers ("IBEW") conducted an organizing campaign among employees involved in the operation of News 12 Long Island. In connection with that campaign, the IBEW claimed that various unfair labor practices were committed. An NLRB administrative law judge found that News 12's downsizing of its work force in 1991 was based upon valid economic factors and was not an unfair labor practice. The administrative law judge has also found that News 12 offered improper promises to certain employees and improper threats of retaliation to others. These decisions have been upheld upon appeal to the NLRB. Each of News 12 and the IBEW may appeal these decisions to Federal Court. As of December 31, 1994, News 12 Long Island had 99 full-time, 11 part-time and 79 temporary employees.

There are no collective bargaining agreements with employees of the Company. The Company believes that its relations with its employees are satisfactory.

                                      (30)

ITEM 2.  PROPERTIES

The Company generally leases the real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. Significant leasehold properties include eleven business offices, comprising the Company's headquarters located in Woodbury, New York with approximately 264,000 square feet of space, and the headend sites. The Company believes its properties are adequate for its use.

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

Substantially all of the assets of the Restricted Group, V Cable, VC Holding and Cablevision MFR are pledged to secure borrowings under their respective credit agreements.


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

                                  1994                       1993
                              ----------------         ----------------
               Quarter         High      Low            High      Low
               --------       ------    ------         ------    ------
               First          67-7/8    52-3/8         44        34-3/8
               Second         52-7/8    39             38-7/8    29-3/8
               Third          61-3/8    45-7/8         49-5/8    37-1/2
               Fourth         59-7/8    45-7/8         72        48-1/4


As of March 16, 1995, there were 653 holders of record of Class A Common Stock.

There is no public trading market for the Company's Class B Common Stock, par value $.01 per share ("Class B Common Stock"). As of March 16, 1995, there were 25 holders of record of Class B Common Stock.

DIVIDENDS. The Company has not paid any dividends on shares of Class A or Class B Common Stock. The Company intends to retain earnings to fund the growth of its business and does not anticipate paying any cash dividends on shares of Class A or Class B Common Stock in the foreseeable future.

The Company may pay cash dividends on its capital stock only from surplus as determined under Delaware law. Holders of Class A and Class B Common Stock are entitled to receive dividends equally on a per share basis if and when such dividends are declared by the Board of Directors of the Company from funds legally available therefor. No dividend may be declared or paid in cash or property on shares of either Class A or Class B Common Stock unless the same dividend is paid simultaneously on each share of the other class of common stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock). The Company is restricted from paying dividends on its preferred stock (other than on the Company's 8% Series C Cumulative Preferred Stock and on the Company's Series E Redeemable Exchangeable Convertible Preferred Stock) under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, the Company's senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.

Dividends may not be paid in respect of shares of Class A or Class B Common Stock unless all dividends due and payable in respect of the preferred stock of the Company have been paid or provided for. Further, dividends may not be paid in respect of shares

                                      (32)
of Class A or Class B Common Stock under the Company's senior credit agreement. See Item 7.-"Management's Discussion and Analysis - Liquidity and Capital Resources-Restricted Group."

                                      (33)

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND STATISTICAL DATA

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of the Company. Acquisitions made by the Company were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Mr. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. The operating data for 1992 reflects the deconsolidation of the Company's A-R Cable subsidiary for reporting purposes, effective January 1, 1992. The selected financial data presented below should be read in conjunction with the financial statements of the Company and notes thereto included in Item 8 of this Report.


                                                                                CABLEVISION SYSTEMS CORPORATION
                                                        ----------------------------------------------------------------------
                                                                                       December 31,
                                                        ----------------------------------------------------------------------
                                                          1994            1993          1992           1991            1990
                                                        ---------      ---------      ---------      ---------      ----------
                                                                         (Dollars in thousands, except per share data)

OPERATING DATA:
Revenues . . . . . . . . . . . . . . . . . . . . .      $ 837,169      $ 666,724      $ 572,487      $ 603,272      $ 562,989
Operating expenses . . . . . . . . . . . . . . . .
   Technical . . . . . . . . . . . . . . . . . . .        302,885        241,877        204,449        213,059        202,850
   Selling, general and administrative . . . . . .        195,942        172,687        120,356        121,527        118,825
   Restructuring charge. . . . . . . . . . . . . .          4,306              -              -              -              -
   Depreciation and amortization . . . . . . . . .        271,343        194,904        168,538        215,326        216,288
                                                        ---------      ---------      ---------      ---------      ----------
Operating profit . . . . . . . . . . . . . . . . .         62,693         57,256         79,144         53,360         25,026
Other income (expense):. . . . . . . . . . . . . .
   Interest expense, net . . . . . . . . . . . . .       (261,781)      (230,327)      (193,379)      (257,189)      (261,114)
   Share of affiliates' net loss . . . . . . . . .        (82,864)       (61,017)       (47,278)       (23,780)       (39,980)
   Gain (loss) on sale of programming interests,
    net. . . . . . . . . . . . . . . . . . . . . .              -           (330)         7,053         15,505              -
   Gain on sale of marketable securities, net. . .              -              -            733          5,806              -
   Provision for loss on Olympics venture. . . . .              -              -        (50,000)             -              -
   Loss on sale of preferred stock . . . . . . . .              -              -        (20,000)             -              -
   Write off of deferred financing costs . . . . .         (9,884)        (1,044)       (12,284)             -              -
   Loss on redemption of debentures. . . . . . . .         (7,088)             -              -              -              -
   Settlement of litigation and related matters. .              -              -         (5,655)        (9,677)             -
   Provision for preferential payment to related
    party. . . . . . . . . . . . . . . . . . . . .         (5,600)        (5,600)        (2,662)             -              -
   Minority interest . . . . . . . . . . . . . . .         (3,429)         3,000              -              -              -
   Miscellaneous, net. . . . . . . . . . . . . . .         (7,198)        (8,720)        (6,175)       (11,224)       (10,066)
                                                        ---------      ---------      ---------      ---------      ----------
Net loss . . . . . . . . . . . . . . . . . . . . .       (315,151)      (246,782)      (250,503)      (227,199)      (271,375)
Preferred dividend requirement . . . . . . . . . .         (6,385)          (885)          (885)        (4,464)        (4,065)
                                                        ---------      ---------      ---------      ---------      ----------
Net loss applicable to common shareholders . . . .      $(321,536)     $(247,667)     $(251,388)     $(231,663)     $(275,440)
                                                        ---------      ---------      ---------      ---------      ----------
                                                        ---------      ---------      ---------      ---------      ----------
Net loss per common share. . . . . . . . . . . . .      $  (13.72)     $  (10.83)     $  (11.17)     $  (10.32)     $  (12.36)
                                                        ---------      ---------      ---------      ---------      ----------
                                                        ---------      ---------      ---------      ---------      ----------
Average number of common shares outstanding
 (in thousands). . . . . . . . . . . . . . . . . .         23,444         22,859         22,512         22,446         22,290
                                                        ---------      ---------      ---------      ---------      ----------
                                                        ---------      ---------      ---------      ---------      ----------

Cash dividends declared per common share . . . . .      $       -      $       -      $       -      $       -      $        -
                                                        ---------      ---------      ---------      ---------      ----------
                                                        ---------      ---------      ---------      ---------      ----------


                                       (34)



                                                                                CABLEVISION SYSTEMS CORPORATION
                                                       -----------------------------------------------------------------------
                                                                                       December 31,
                                                       -----------------------------------------------------------------------
                                                          1994           1993            1992          1991            1990
                                                        ---------      ---------      ---------      ---------      ----------
                                                                                  (Dollars in thousands)
BALANCE SHEET DATA:
Total assets . . . . . . . . . . . . . . . . . . .     $2,176,413     $1,327,418    $ 1,251,157     $1,475,672     $1,641,612
Total debt . . . . . . . . . . . . . . . . . . . .      3,169,236      2,235,499      2,004,452      2,211,056      2,170,275
Deficit investment in affiliates . . . . . . . . .        393,637        325,732        251,679              -              -
Cumulative Redeemable Preferred Stock. . . . . . .              -              -              -         32,094         28,515
Stockholders' deficiency . . . . . . . . . . . . .     (1,818,535)    (1,503,244)    (1,250,248)      (932,428)      (702,448)



STATISTICAL DATA:
Homes passed by cable. . . . . . . . . . . . . . .      2,899,000      2,240,000      2,019,000      2,005,000      1,976,000
Basic service subscribers. . . . . . . . . . . . .      1,768,000      1,379,000      1,262,000      1,372,000      1,326,000
Basic service subscribers as a percentage of
   homes passed. . . . . . . . . . . . . . . . . .          61.0%          61.6%          62.5%          68.4%          67.1%
Number of premium television units . . . . . . . .      3,208,000      3,003,000      2,802,000      2,326,000      2,401,000
Average number of premium units per basic
   subscriber at period end. . . . . . . . . . . .            1.8            2.2            2.2            1.7            1.8
Average monthly revenue per basic subscriber (1) .         $36.33         $36.59         $37.64         $34.43         $34.09

-------------------------------------------

(1)  Based on recurring service revenues divided by average subscribers for the month of December.


                                       (35)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
RECENT CABLE REGULATORY DEVELOPMENTS

The most recent round of FCC rate regulations (which was implemented in July, 1994) resulted in a regulated revenue decrease of approximately 4% on an annualized basis, or less than 2% of total revenues. For a further description see Item 1 - "Business - Cable Television Operations - Competition and Regulation".

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

1994 ACQUISITIONS In March 1994, the Company completed the North Coast Cable Acquisition. In July 1994, the Company through its wholly-owned subsidiary Rainbow Programming, purchased an additional 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC and in August 1994, the Company consummated the acquisition of Monmouth Cablevision and Riverview Cablevision. The foregoing acquisitions will collectively be referred to as the "1994 Acquisitions".

For a description of the Company's recent acquisitions and restructurings, see
Item 1 - "Business - Recent Developments, Consolidated Cable Affiliates and Other Cable Affiliates" and Note 2 of Notes to Consolidated Financial Statements.

                                       (36)

RESULTS OF OPERATIONS

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.



STATEMENT OF OPERATIONS DATA                                                    Years Ended December 31,
                                                        ----------------------------------------------------------------------
                                                                     1994                      1993
                                                        --------------------------    -------------------------     (Increase)
                                                                          % of Net                     % of Net      Decrease
                                                            Amount        Revenues      Amount         Revenues    in Net loss
                                                        ----------        --------    ---------        --------    -----------
                                                                                      (Dollars in thousands)
Revenues . . . . . . . . . . . . . . . . . . . . .      $ 837,169           100%      $ 666,724           100%       $170,445

Operating expenses:. . . . . . . . . . . . . . . .
   Technical . . . . . . . . . . . . . . . . . . .        302,885             36        241,877             36        (61,008)
   Selling, general & administrative . . . . . . .        195,942             23        172,687             26        (23,255)
   Restructuring charge. . . . . . . . . . . . . .          4,306              1              -              -         (4,306)
   Depreciation and amortization . . . . . . . . .        271,343             32        194,904             29        (76,439)
                                                        ---------            ---      ---------            ---       --------
Operating profit . . . . . . . . . . . . . . . . .         62,693              8         57,256              9          5,437
Other income (expense):. . . . . . . . . . . . . .
   Interest expense, net . . . . . . . . . . . . .       (261,781)           (31)      (230,327)           (35)       (31,454)
   Share of affiliates' net loss . . . . . . . . .        (82,864)           (10)       (61,017)            (9)       (21,847)
   Gain (loss) on sale of programming interests, net            -              -           (330)             -            330
   Write off of deferred financing costs . . . . .         (9,884)            (1)        (1,044)             -        (15,928)
   Loss on redemption of debt. . . . . . . . . . .         (7,088)            (1)             -              -              -
   Provision for preferential payment to related party     (5,600)            (1)        (5,600)            (1)             -
   Minority interest . . . . . . . . . . . . . . .         (3,429)             -          3,000              -         (6,429)
   Miscellaneous . . . . . . . . . . . . . . . . .         (7,198)            (1)        (8,720)            (1)         1,522
                                                        ---------            ---      ---------            ---       --------
Net loss . . . . . . . . . . . . . . . . . . . . .      $(315,151)           (38)%    $(246,782)           (37)%     $(68,369)
                                                        ---------            ---      ---------            ---       --------
                                                        ---------            ---      ---------            ---       --------

OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1). . . . . . . . . . . . . .       $334,036                      $252,160

Currently payable interest expense, net. . . . . .        208,685                       182,225

Net cash provided by operating activities (2). . .        126,625                        85,822

Net cash used in investing activities (2). . . . .        953,870                       243,022

Net cash provided by financing activities (2). . .        825,651                       167,423

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

(2)  See Item 8. - "Consolidated Statements of Cash Flows".


                                       (37)

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1993.

REVENUES for the year ended December 31, 1994 increased $170.4 million (26%) as compared to net revenues for the prior year. Approximately $105.0 million (16%) of the increase was attributable to the 1994 Acquisitions; approximately $58.4 million (9%) to internal growth of 129,200 (10%) in the average number of subscribers during the year; and approximately $23.6 million (4%) resulted from an increase in other revenue sources such as advertising. These increases were partially offset by a decrease of approximately $16.6 million (3%) attributable to lower revenue per subscriber resulting primarily from rate reductions effected in compliance with FCC regulations and to subscribers purchasing, on average, lower levels of service.

TECHNICAL EXPENSES for 1994 increased $61.0 million (25%) over 1993. Approximately 16% was attributable to 1994 Acquisitions; the remaining 9% was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above. As a percentage of net revenues, technical expenses remained relatively constant during 1994 as compared to 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $23.3 million (13%) in
1994 as compared to the 1993 level.    Increases of $27.3 million (15%) directly
attributable to the 1994 Acquisitions, $11.8 million (7%) relating to the Company's growing New York City operations and $5.6 million (3%) resulting from other general cost increases were partially offset by a $21.4 million (12%) decrease in net expenses incurred in connection with incentive stock plans, primarily due to a decrease in the market price of the Company's Class A Common stock at December 31, 1994 compared to its market price at December 31, 1993. The net decrease in such stock plan expenses reflects a charge of $13.2 million made in the fourth quarter of 1994 attributable to the Company's cash settlement of executive stock options granted under the Company's Amended and Restated Employee Stock Plan. See Note 10 of Notes to Consolidated Financial Statements.

RESTRUCTURING CHARGE The Company recorded a one time charge in the first quarter of 1994 to provide for employee severance and related costs, resulting from a restructuring of its operations. This restructuring was undertaken in response to recent FCC mandated rate reductions in substantially all of the Company's cable television systems.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $81.9 million (32%) to $334.0 million in 1994 from $252.2 million in 1993. The increase was comprised of $39.8 million (16%) attributable to the 1994 Acquisitions, with the remaining increase resulting from the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

                                       (38)

DEPRECIATION AND AMORTIZATION EXPENSE increased $76.4 million (39%) during 1994 as compared to 1993. Approximately $53.3 million (27%) of this increase was a direct result of the 1994 Acquisitions. The remaining $23.1 million (12%) increase consisted of increased depreciation charges (including $12.6 million (6%) for CNYC) relating to capital expenditures made throughout 1994 and 1993 offset partially by a decrease in amortization expense due to certain intangible assets becoming fully amortized.

NET INTEREST EXPENSE increased $31.5 million (14%) during 1994 compared to 1993. Approximately $26.0 million (11%) of the increase is attributable to the 1994 Acquisitions. The remaining increase of $5.5 million was the combined result of the increasing accretion of interest on certain components of V Cable's debt and the net effect of the Company's issuances of senior subordinated debentures during 1993, the proceeds of which bore generally higher average interest rates than the bank debt they replaced.

SHARE OF AFFILIATES' NET LOSSES increased $21.8 million (36%) in 1994 compared to 1993. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the years ended December 31, 1994 and 1993, amounted to $81.9 million and $69.8 million, respectively, and in the net (income) or losses of certain programming businesses (in which the Company has varying ownership interests) which aggregated $1.0 million and $(8.8) million for the respective 1994 and 1993 years.

MINORITY INTEREST in 1994 represents NBC's 25% share in the net income of AMCC from the date that the Company purchased its additional 50% interest in AMCC and therefore began consolidating AMCC's results of operations. See Note 4 of Notes to Consolidated Financial Statements. In 1993 minority interest represents U.S. Cable's share of losses in a subsidiary of V Cable, limited to its $3.0 million investment.

OTHER ITEMS

During 1994, the Company wrote off net deferred financing charges of approximately $9.9 million associated with the Company's former credit facility. The Company entered into a new $1.5 billion Restricted Group Credit facility on October 14, 1994. See "Liquidity and Capital Resources", below, and Note 4 of Notes to Consolidated Financial Statements.

In November 1994, the Company incurred a loss of $7.1 million related to the redemption of its $200 million Senior Subordinated Reset Debentures (the "Reset Debentures"). The loss reflects the payment of a $2.0 million premium over the face amount; the write off of $4.5 million in unamortized deferred finance costs incurred in connection with their issuance in November, 1988; and $0.6 million representing the unamortized portion of their original issue discount.

In connection with the acquisition of CNYC, the Company expensed $5.6 million in 1994 representing the amount due with respect to the Annual Payment. For the year ended December 31, 1994, the Company has provided for an additional $100.3 million due Mr. Dolan in respect of the Preferred Payment that would be due him as further described under "Business - Cable Television Operations - Consolidated Cable Affiliates -

                                       (39)

Cablevision of New York City". The additional provision is based on management's estimate of the Appraised Equity Value of the system at December 31, 1994 and has been charged to par value in excess of capital contributed in the accompanying consolidated financial statements. The total amount due Mr. Dolan as of December 31, 1994 in respect of the Preferred Payment amounted to $150 million. See Note 2 of Notes to Consolidated Financial Statements.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, other than those accounted for under the equity method or as investments in consolidated subsidiaries, and all investments in debt securities. SFAS 115 is effective for fiscal years beginning after December 15, 1993. The effect of initially adopting SFAS 115 is reported in a manner similar to a cumulative effect of a change in accounting principle. The implementation of SFAS 115 did not have a material effect on the financial position and results of operations of the Company.

In November 1992, the FASB issued SFAS No. 112 "Employers Accounting for Post-employment Benefits". This statement is effective for fiscal years beginning after December 15, 1993. The implementation of this statement did not have a significant impact on the results of operations or financial position of the Company.

INFLATION. The effects of inflation on the Company's costs have generally been offset by increases in subscriber rates.

                                       (40)

RESULTS OF OPERATIONS

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated. The results of operations of CNYC are included in 1992 from the date of acquisition.


STATEMENT OF OPERATIONS DATA                                            Years Ended December 31,
                                                        -----------------------------------------------------
                                                                   1993                      1992
                                                        -------------------------     -----------------------     (Increase)
                                                                          % of Net                 % of Net        Decrease
                                                            Amount        Revenues    Amount        Revenues      in Net loss
                                                            ------        --------    ------        --------      -----------
                                                                                (Dollars in thousands)
Revenues . . . . . . . . . . . . . . . . . . . . .      $ 666,724           100%      $ 572,487           100%       $ 94,237

Operating expenses:
   Technical . . . . . . . . . . . . . . . . . . .        241,877             36        204,449             36        (37,428)
   Selling, general & administrative . . . . . . .        172,687             26        120,356             21        (52,331)
   Depreciation and amortization . . . . . . . . .        194,904             29        168,538             29        (26,366)
                                                        ---------                    ----------                     ----------
Operating profit . . . . . . . . . . . . . . . . .         57,256              9         79,144             14        (21,888)
Other income (expense):
   Interest expense, net . . . . . . . . . . . . .       (230,327)           (35)      (193,379)           (34)       (36,948)
   Share of affiliates' net loss . . . . . . . . .        (61,017)            (9)       (47,278)            (8)       (13,739)
   Gain (loss) on sale of programming interests, net         (330)             -          7,053              1         (7,383)
   Gain on sale of marketable securities, net. . .              -              -            733              -           (733)
   Provision for loss on Olympics venture. . . . .              -              -        (50,000)            (9)        50,000
   Loss on sale of preferred stock . . . . . . . .              -              -        (20,000)            (3)        20,000
   Write off of deferred financing costs . . . . .         (1,044)             -        (12,284)            (2)        11,240
   Settlement of litigation and related matters. .              -              -         (5,655)            (1)         5,655
   Provision for preferential payment to related party     (5,600)            (1)        (2,662)             -         (2,938)
   Minority interest . . . . . . . . . . . . . . .          3,000              -              -              -          3,000
   Miscellaneous . . . . . . . . . . . . . . . . .         (8,720)            (1)        (6,175)            (1)        (2,545)
                                                        ---------                     ---------                      --------

Net loss . . . . . . . . . . . . . . . . . . . . .      $(246,782)           (37)%    $(250,503)           (44)%     $  3,721

                                                        ---------                     ---------                      --------
                                                        ---------                     ---------                      --------


OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1). . . . . . . . . . . . . .       $252,160                      $247,682

Currently payable interest expense, net. . . . . .        182,225                       141,843

Net cash provided by operating activities (2). . .         85,822                        83,555

Net cash used in investing activities (2). . . . .        243,022                       159,291

Net cash provided by financing activities (2). . .        167,423                        75,818

(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should not be considered as an alternative to net income as an indicator of operating performance, or as an alternative to cash flows, as such would be determined pursuant to generally accepted accounting principles, as a measure of liquidity.

(2)  See Item 8. - "Consolidated Statements of Cash Flows".


                                       (41)

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

TECHNICAL EXPENSES for 1993 increased $37.4 million (18%) over the 1992 amount. Approximately 11% is attributable to the CNYC acquisition (whose programming costs reflect high premium service penetration); the remaining 7% is attributable to increased costs directly associated with the growth in subscribers and revenues discussed above. As a percentage of net revenues, technical expenses increased less than 1% during 1993 as compared to 1992; excluding the effect of the CNYC Acquisition, such expenses would have remained relatively constant during 1993.

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

DEPRECIATION AND AMORTIZATION EXPENSE increased $26.4 million (16%) during 1993 as compared to the 1992 amount. The acquisition of CNYC contributed $8.6 million (5%) of this increase. The components of the remaining increase in depreciation and

                                       (42)
amortization of $17.8 million (11%) are as follows: Depreciation expense for the Company, excluding CNYC, increased $10.7 million during 1993 resulting primarily from depreciation charges on capital expenditures made during 1993 and 1992. Amortization expense, excluding CNYC, increased $7.1 million, reflecting an increase of $10.1 million due to the implementation of SFAS 109 during 1993 offset to some extent by a decrease of $3.0 million primarily due to certain intangible assets becoming fully amortized.

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

OTHER ITEMS

During 1993, net deferred financing charges of approximately $1.0 million, associated with the reduction of the Company's credit facility with proceeds from the issuance of the Company's $150 million debentures in April, were written off.

In connection with the acquisition of CNYC, the Company expensed $5.6 million for the year ended December 31, 1993, representing the proportionate amount due with respect to the Annual Payment. For the year ended December 31, 1993, the Company has provided for an additional $22.7 million due Mr. Dolan in respect of the Preferred Payment that would be due him in the event he exercises his "put" as further described under "Business - Cable Television Operations - Consolidated Cable Affiliates - Cablevision of New York City". The additional provision was based on management's estimate of the Appraised Equity Value of the system as of December 31, 1993 and has been charged to par value in excess of capital contributed in the accompanying

                                       (43)
consolidated financial statements. The total amount due Mr. Dolan as of December 31, 1993 in respect of the Preferred Payment amounted to $91.6 million, reflecting a reduction of $3.7 million in 1993 representing Mr. Dolan's obligation to reimburse the Company in connection with certain claims paid or owing by CNYC. See Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an unrestricted group of certain subsidiaries which includes V Cable (including VC Holding), Rainbow Programming and Cablevision MFR. On October 14, 1994, CNYC, formerly an unrestricted subsidiary, became a member of the Restricted Group.

The Restricted Group has executed limited recourse guarantees with respect to A-R Cable and V Cable, as described below, and has guaranteed the MFR Notes and the CFHI Note. Otherwise, the Restricted Group does not guarantee the indebtedness of any unrestricted subsidiary nor does any unrestricted subsidiary guarantee the indebtedness of the Restricted Group.

                                       (44)

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the year ended December 31, 1994. (Rainbow Programming, Rainbow Advertising, WKNR and AMCC are included in "Other Unrestricted Subsidiaries").

                                                               Total                                   Other      Cablevision
                                Restricted                   Restricted                 Monmouth/    Unrestricted Systems
                                  Group        CNYC            Group       V Cable     Riverview     Subsidiaries Corporation
                                ---------      -------       ----------    -------     ---------     ------------ -----------
                                                                (Dollars in thousands)

Revenues                        $435,171       $149,396      $ 584,567     $140,691     $ 29,135        $ 82,776  $   837,169

Operating expenses:
  Technical                      154,638         67,098        221,736       53,433        9,638          18,078      302,885
  Selling, general and
   administrative                 64,032         45,370        109,402       18,473        3,157          64,910      195,942
  Restructuring charge             4,113              -          4,113          193            -               -        4,306
  Depreciation and
   amortization                  119,760         34,427        154,187       79,732       26,206          11,218      271,343
                                --------       --------      ---------     --------     --------        --------   ----------
Operating profit
  (loss)                        $ 92,628 (1)   $  2,501 (1)  $  95,129     $(11,140)    $ (9,866)       $(11,430)  $   62,693
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------
Currently payable
  interest expense              $134,305       $ 11,558      $ 145,863     $ 47,190     $ 10,210        $  5,422   $  208,685
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------

Total interest expense          $138,154       $ 12,472      $ 150,626     $ 96,723     $ 10,377        $  5,573   $  263,299
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------

Senior debt                     $829,895       $140,000      $ 969,895     $862,440     $230,000        $149,020   $2,211,355
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------

Subordinated debt               $623,534       $      -      $ 623,534     $      -     $141,268 (3)    $      -   $  764,802
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------
Obligation to related
  party                         $      -       $193,079 (2)  $ 193,079     $      -     $      -        $      -   $  193,079
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------
Deficit investment in
  affiliates                    $379,345       $      -      $ 379,345     $      -     $      -        $ 14,292   $  393,637
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------

Capital expenditures            $147,534       $103,544      $ 251,078     $ 19,981    $   4,214        $ 10,226   $  284,858 (4)
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------

Ending Cable subscribers         928,000        315,000      1,243,000      364,000      161,000               -    1,768,000
                                --------       --------      ---------     --------     --------        --------   ----------
                                --------       --------      ---------     --------     --------        --------   ----------

_______________________

(1)  Includes management fees from CNYC of $5,228.

(2) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC Acquisition.

(3)  Guaranteed by the Restricted Group.

(4)  Includes intercompany elimination of $641.

                                       (45)

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

RESTRICTED GROUP

On March 10, 1995 the Company invested $110 million in the MSG acquisition. The funds were provided by borrowings under the Credit Agreement. See Item 1 - "Business - Recent Developments".

On November 15, 1994 the Company redeemed all of its Reset Debentures at 101% of principal plus accrued interest aggregating $216 million. Funds for the redemption were provided by borrowings under the Credit Agreement.

On March 31, 1994, the Company issued and sold 100,000 shares of a new series of preferred stock to Toronto-Dominion Investments, Inc. in a private transaction. The proceeds of $100 million were used to repay bank debt. See Note 5 of Notes to Consolidated Financial Statements.

On October 14, 1994, the Company entered into new $1.5 billion Restricted Group credit facilities with a group of banks led by Toronto-Dominion (Texas) as agent. The Credit Agreement consists of a $750 million Term Loan and Reducing Revolver facilities aggregating $750 million. The Term Loan has a final maturity of June 30, 2003 and begins amortizing on a scheduled quarterly basis on June 30, 1997 with 24% being amortized by December 31, 1998. The Reducing Revolver facilities have final maturities on June 30, 2003 and the facilities begin to reduce on December 31, 1996.

CNYC, which became a restricted subsidiary on October 14, 1994, continues to have a separate bank credit agreement which is guaranteed by the Company. The CNYC facility converted to a term loan on December 31, 1994 with amortization beginning on March 31, 1995 and has a final maturity of June 30, 2000. Reductions in the CNYC facility are funded by borrowings under the Company's Revolver. At March 20, 1995 CNYC had $140 million outstanding on its term loan and outstanding Letters of Credit of $7 million.

On March 20, 1995 the Restricted Group, including CNYC, had total usage under the Credit Agreement of $1,098 million and Letters of Credit of $22.7 million issued on behalf of the Company and CNYC. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $379 million at March 20, 1995. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

                                       (46)

As of March 20, 1995 the Company and CNYC had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $285 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of two years. The average effective annual interest rate on all bank debt outstanding as of February 28, 1995 was approximately 8.4%.

The Restricted Group, excluding CNYC, made capital expenditures of approximately $147.5 million in 1994 and $106.4 million in 1993, primarily in connection with system rebuilds and upgrades, the expansion of existing cable plant to pass additional homes and other general capital needs. On October 31, 1994 CNYC gave notice that it had completed construction of the last phase of each franchise in accordance with the franchise agreements. CNYC made capital expenditures of $103.5 million in 1994 and $86.7 million in 1993.

The cable systems located in New York State that are owned by the Restricted Group and VC Holding are subject to agreements (the "New York Upgrade Agreements") with the New York State Commission on Cable Television (the "New York Cable Commission"). The New York Upgrade Agreements applicable to the Restricted Group requires the substantial upgrade of its systems, ultimately to a 77 channel capacity by 1995-1996, subject to certain minor exceptions. As part of this planned upgrade of the Restricted Group's New York systems, the Company expects to use fiber optic cable extensively in its trunk and distribution networks. The upgrade of portions of the Restricted Group's cable television systems in Westchester, Putnam and Dutchess counties, which were required to have been completed by year-end 1994 under the New York Upgrade Agreements, were not completed at that time. Additionally, the Company anticipates that the upgrade of portions of certain other cable television systems that are required to be completed by year-end 1995, will not be completed at that time. The Company has requested an amendment to the New York Upgrade Agreements to provide additional time to complete the upgrades, and is confident that such amendment will be obtained, although there can be no assurance that such amendment will be so obtained. The Company believes that the remaining portion of the upgrade, as of December 31, 1994, will cost up to an additional $68 million. In addition, the Company anticipates upgrading certain of its New York systems beyond the level required by the New York Upgrade Agreements along with upgrading certain other of its Restricted Group systems. The Company anticipates that the capital costs of these additional upgrades may be substantial.

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

                                       (47)

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through December 31, 1996 (i) to meet its debt service requirements including its amortization requirements under the Credit Agreement, (ii) to fund its ongoing capital expenditures, including CNYC and the required upgrades under the New York Upgrade Agreement, (iii) to fund its anticipated investments including the $5.6 million Annual Payment to Charles Dolan in connection with the CNYC acquisition, (iv) to fund payments with respect to the proposed Cablevision of Boston transactions and (v) to fund any anticipated equity requirements through 1996 in A-R Cable, V Cable and/or Monmouth/Riverview.

Further acquisitions and other investments by the Company, if any, will be funded by undrawn borrowing capacity and by possible increases in the amount available under the Credit Agreement, additional borrowings from other sources, and/or possible future sales of debt, equity or equity related securities.

The senior secured indebtedness incurred by A-R Cable and V Cable is guaranteed by the Restricted Group, but recourse against the Restricted Group is limited solely to the common stock of A-R Cable and of V Cable pledged to A-R Cable's and V Cable's senior secured lenders, respectively. The Cablevision MFR and CFHI promissory notes are guaranteed by the Company and the obligations under the guarantees rank pari passu with the Company's public subordinated debt. The promissory notes are payable in cash or, at the Company's option through the first anniversary of the notes, in shares of the Company's Class A common stock.

Under the terms of its Credit Agreement, as amended, the Company is permitted to make unspecified investments of up to $250 million, which include any future investment in Rainbow Programming (including the $110 million investment for the MSG acquisition) and in any other unrestricted subsidiaries or affiliates.

The terms of the instruments governing A-R Cable's, V Cable's, Cablevision MFR's and CFHI's indebtedness prohibit transfer of funds (except for certain payments, related to corporate overhead allocations, by A-R Cable, V Cable, Cablevision MFR and CFHI and payments pursuant to income tax allocation agreements with respect to V Cable and Cablevision MFR) from A-R Cable, V Cable, Cablevision MFR and CFHI to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. Payments to the Restricted Group in respect of its investments in and advances to Cablevision of Chicago and Cablevision of Boston are also presently prohibited by the terms of those companies' applicable debt instruments and are expected to be prohibited for the foreseeable future, although upon consummation of the proposed sale of Cablevision of Chicago, the Company expects it will be repaid its unpaid advances and accrued interest thereon aggregating $25.7 million as of December 31, 1994. The Restricted Group does not expect that such limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

                                       (48)

V CABLE

The existing long-term credit facilities extended by General Electric Capital Corporation ("GECC") to V Cable and VC Holding on December 31, 1992, refinanced all of V Cable's pre-existing debt. Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $24.6 million, as of December 31, 1994, which loan accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. Under the credit agreement between VC Holding and GECC, GECC has extended to VC Holding a $505 million term loan (the "Series A Term Loan"), a $245.5 million term loan (the "Series B Term Loan") and a $25 million revolving line of credit (the "Revolving Line"). The Series A Term Loan and any amounts drawn under the Revolving Line pay current cash interest and mature on December 31, 2001. The Series B Term Loan does not pay cash interest but rather accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. On March 6, 1995 VC Holding had no amounts outstanding under the Revolving Line and had letters of credit issued approximating $1.8 million. Accordingly, unrestricted and undrawn funds under the VC Holding Revolving Line amounted to approximately $23.2 million on March 6, 1995.

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable, the present value of which amounted to $87.3 million at December 31, 1994.

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

V Cable made capital expenditures of approximately $20.0 million during 1994 and $20.3 million during 1993, primarily in connection with the expansion of existing cable plant to pass additional homes and for system upgrades and other general capital needs. The New York Upgrade Agreement applicable to V Cable requires the substantial upgrade of its systems in New York State, ultimately to a 77 channel capacity in 1995.

In 1992 V Cable completed the first phase of this required upgrade, under which it expanded all of its New York cable systems to a 52 channel capacity. The Company believes that the upgrade of V Cable's New York systems from 52 to 77 channels will

                                       (49)
cost up to an additional $4.5 million, as of December 31, 1994, which would be spent during 1995.

After taking into account the reductions to regulated revenue arising from the latest round of FCC regulation, V Cable believes that it is likely that it will be unable to meet certain of its financial covenants during 1995. To remedy the anticipated covenant defaults, V Cable may request waivers and/or amendments to its credit agreement and/or seek equity contributions from the Restricted Group. There can be no assurance as to V Cable's ability to accomplish any of these alternatives in the future or the terms or timing of such alternatives.
Assuming any covenant defaults are waived or cured, V Cable anticipates that its cash flow from operations and amounts available under the VC Holding Revolving Line will be sufficient to service its debt, to fund its capital expenditures and to meet its working capital requirements through 1996.

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

Monmouth/Riverview are party to a credit facility with a group of banks led by Nations Bank of Texas, N.A., as agent (the "Monmouth/Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of March 20, 1995, Monmouth/Riverview had outstanding bank borrowings of $230 million. Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility amounted to approximately $55 million at March 20, 1995. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/Riverview to maintain certain financial ratios. Under the terms of the Monmouth/Riverview Credit Facility, Monmouth/Riverview is prohibited from transferring funds to Cablevision MFR.

As of March 20, 1995, Monmouth Cablevision and Riverview Cablevision have entered into interest rate swap and cap agreements with several banks on a notional amount of $130 million. The weighted average interest rate on all bank indebtedness as of February 28, 1995 was approximately 8.9%.

On February 24, 1995 Monmouth/Riverview obtained a waiver from the banks party to the Monmouth/Riverview Credit facility of a default under a financial covenant and an amendment to other covenants through April 30, 1995. Monmouth/Riverview anticipates

                                       (50)
that it will be in default of certain of its financial covenants in 1995. Monmouth/Riverview intends to seek an amendment of its credit agreement which may require equity contributions by the Restricted Group. There can be no assurance that such amendment can be obtained or that the Restricted Group will provide an equity contribution. The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement, assuming such amendment is obtained, will be sufficient to meet its debt service requirements including its amortization requirements and to fund its capital expenditures through 1996.

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

RAINBOW PROGRAMMING

Rainbow Programming's financing needs have been funded by the Restricted Group's investments in and advances to Rainbow Programming, by sales of equity interests in the programming businesses and, in the case of one of the programming businesses, through separate external debt financing. The Company expects that the future cash needs of Rainbow Programming's current programming partnerships will increasingly be met by internally generated funds, although certain of such partnerships will at least in the near future rely to some extent upon their partners (including Rainbow Programming) for certain cash needs. The partners' contributions may be supplemented through the sale of additional equity interests in, or through the incurrence of indebtedness by, such programming businesses.

On July 11, 1994, Rainbow Programming entered into a $105 million credit facility with a group of banks. On January 27, 1995 Rainbow entered into an amended and restated credit facility with Toronto-Dominion (Texas), Inc., and Canadian Imperial Bank of Commerce, as co-agents and a group of banks for $202 million of which $108 million was drawn on such date to refinance the original facility. The balance of the funds are available only to purchase NBC's 50% interest in SportsChannel (New York) Associates if NBC decides to exercise its option to sell such interests. The proceeds of the initial $105 million loan plus $76 million of equity from the Company were used to purchase Liberty Media's 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC. The credit facility is payable in full at maturity on December 31, 1996 and bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement. Repayment of the loan is anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing Rainbow Programming $202 million credit

                                       (51)
facility; (iii) refinancing the existing $59 million credit agreement of AMCC;
(iv) the sale of equity interests in, or assets of, the programming businesses; and (v) advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted.

On March 10, 1995, MSG Holdings, L.P. ("Holdings"), a partnership between a subsidiary of Rainbow Programming and a subsidiary of ITT Corporation, a Delaware corporation ("ITT"), acquired Madison Square Garden Corporation ("MSG") in a transaction in which MSG merged with and into Holdings. The purchase price paid by Holdings for MSG was $1,009.1 million. See Item 1.-"Business - Recent Developments".

In connection with obtaining the consent of the National Hockey League (the "NHL") and the National Basketball Association ("NBA") to the indirect transfers of the New York Rangers and the New York Knickerbockers, respectively, resulting from the merger, the Company and Rainbow Programming entered into agreements with the NHL and the NBA, agreeing, among other things, to conduct themselves in accordance with the relevant rules of each league.

Pursuant to an agreement between Rainbow Programming and National Broadcasting Company, Inc. ("NBC"), NBC may require Rainbow Programming, by notice given on or before April 13, 1995, to purchase its interests in SportsChannel (New York) Associates ("SCNY") and Rainbow News 12 Company (the "NBC Put") for an aggregate purchase price which, as of February 28, 1995, would amount to approximately $93 million. In the event that NBC elects to require Rainbow Programming to purchase such interest, Rainbow Programming will have 120 days to consummate the acquisition. On January 27, 1995, Rainbow Programming entered into an amended and restated credit agreement with Toronto Dominion (Texas), Inc. and the Canadian Imperial Bank of Commerce, as co-agents, and a group of banks increasing Rainbow Programming's credit facility from $105 million to $202 million to provide funds in the event the NBC Put is exercised. The facility will reduce to $108 million if the NBC Put is not exercised.

                                       (52)

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS.


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----

    Independent Auditors' Report . . . . . . . . . . . . . . . . .      54

    Consolidated Balance Sheets - December 31, 1994 and 1993 . . .      55

    Consolidated Statements of Operations - years
       ended December 31, 1994, 1993 and 1992. . . . . . . . . . .      57

    Consolidated Statements of Stockholders' Deficiency - years
       ended December 31, 1994, 1993 and 1992. . . . . . . . . . .      58

    Consolidated Statements of Cash Flows - years ended
       December 31, 1994, 1993 and 1992. . . . . . . . . . . . . .      59

    Notes to Consolidated Financial Statements . . . . . . . . . .      61

                                       (53)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cablevision Systems Corporation


We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1994.
In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           /s/  KPMG Peat Marwick LLP
                                           --------------------------
                                                KPMG Peat Marwick LLP
Jericho, New York
March 10, 1995

                                       (54)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993
                             (Dollars in thousands)



    ASSETS                                                 1994        1993
                                                           ----        ----
Cash and cash equivalents. . . . . . . . . . . .     $   11,350  $   12,944

Accounts receivable trade (less allowance
  for doubtful accounts of $10,087 and $5,055) .         72,881      49,211

Notes receivable affiliates. . . . . . . . . . .          2,143       2,858

Notes and other receivables. . . . . . . . . . .         14,280       8,730

Prepaid expenses and other assets. . . . . . . .         18,950       9,042

Property, plant and equipment, net . . . . . . .        886,028     643,499

Investments in affiliates. . . . . . . . . . . .         42,954      45,548

Advances to affiliates . . . . . . . . . . . . .         36,681      38,157

Acquisition related costs and deposits . . . . .          1,844      16,737

Feature film inventory . . . . . . . . . . . . .        129,496           -

Subscriber lists, net of accumulated
  amortization of $266,528 and $237,456. . . . .         10,727      39,799

Franchises, net of accumulated amortization
  of $240,609 and $183,599 . . . . . . . . . . .        436,686     131,362

Excess costs over fair value of net
  assets acquired and other intangible
  assets, net of accumulated amortization of
  $209,145 and $174,211. . . . . . . . . . . . .        419,301     221,790

Deferred financing, acquisition and other
  costs, net of accumulated amortization of
  $18,422 and $20,780. . . . . . . . . . . . . .         50,949      51,550

Deferred interest expense, net of
  accumulated amortization of
  $28,095 and $14,047. . . . . . . . . . . . . .         42,143      56,191
                                                    ----------- -----------
                                                    $ 2,176,413 $ 1,327,418
                                                    ----------- -----------
                                                    ----------- -----------





                      See accompanying notes to
                consolidated financial statements.

                                       (55)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993
                             (Dollars in thousands)


                                                                1994           1993
                                                                ----           ----

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable . . . . . . . . . . . . . . . . . . . . .  $  120,627    $   100,017
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . .      39,322         29,172
  Payroll and related benefits . . . . . . . . . . . . . .      34,085         27,068
  Franchise fees . . . . . . . . . . . . . . . . . . . . .      19,179         18,809
  Litigation settlement and related matters. . . . . . . .       4,227          4,227
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      81,820         73,902
Accounts payable to affiliates . . . . . . . . . . . . . .      22,273         16,236
Feature film rights payable. . . . . . . . . . . . . . . .     110,542              -
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . .   1,335,419        480,079
Senior debt. . . . . . . . . . . . . . . . . . . . . . . .     862,440        832,866
Subordinated debentures. . . . . . . . . . . . . . . . . .     623,534        822,781
Subordinated notes payable . . . . . . . . . . . . . . . .     141,268              -
Obligation to related party. . . . . . . . . . . . . . . .     193,079         91,619
Capital lease obligations and other debt . . . . . . . . .      13,496          8,154
                                                           -----------    -----------
  Total liabilities. . . . . . . . . . . . . . . . . . . .   3,601,311      2,504,930
                                                           -----------    -----------
Deficit investment in affiliates . . . . . . . . . . . . .     393,637        325,732
                                                           -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par
     value, 112,500 shares authorized, 110,622 shares
     issued ($100 per share liquidation preference). . . .           1              1
  8% Series D Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, none issued ($100 per
    share liquidation preference). . . . . . . . . . . . .           -              -
  Series E Redeemable Exchangeable Convertible Preferred
    Stock, $.01 par value, 100,000 shares authorized and
    issued ($1,000 per share liquidation preference) . . .           1              -
  Class A Common Stock, $.01 par value, 50,000,000
    shares authorized, 11,850,242 and 10,853,607 shares
    issued . . . . . . . . . . . . . . . . . . . . . . . .         119            108
  Class B Common Stock, $.01 par value, 20,000,000
    shares authorized, 11,787,622 and 12,411,532 shares
    issued . . . . . . . . . . . . . . . . . . . . . . . .         118            124
  Par value in excess of capital contributed . . . . . . .     (74,016)       (80,255)
  Accumulated deficit. . . . . . . . . . . . . . . . . . .  (1,741,521)    (1,419,985)
                                                           -----------    -----------
                                                            (1,815,298)    (1,500,007)
  Less treasury stock, at cost (50,000 shares) . . . . . .      (3,237)        (3,237)
                                                           -----------    -----------
  Total stockholders' deficiency . . . . . . . . . . . . .  (1,818,535)    (1,503,244)
                                                           -----------    -----------
                                                           $ 2,176,413    $ 1,327,418
                                                           -----------    -----------
                                                           -----------    -----------



                             See accompanying notes
                      to consolidated financial statements.

                                      (56)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                  (Dollars in thousands except per share data)


                                                                                           1994           1993          1992
                                                                                           ----           ----          ----
Revenues (including affiliate amounts of $8,290, $7,558 and
     $6,441)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   837,169    $   666,724    $   572,487
                                                                                        -----------    -----------    -----------
Operating expenses:
     Technical (including affiliate amounts of $20,232, $26,732 and
          $23,388) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        302,885        241,877        204,449
     Selling, general and administrative (including affiliate amounts of
          $(1,003), $(1,479) and $(2,332)) . . . . . . . . . . . . . . . . . . . . .        195,942        172,687        120,356
     Restructuring charge. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,306              -              -
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .        271,343        194,904        168,538
                                                                                        -----------    -----------    -----------
                                                                                            774,476        609,468        493,343
                                                                                        -----------    -----------    -----------

     Operating profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,693         57,256         79,144
                                                                                        -----------    -----------    -----------

Other income (expense):
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (263,299)      (232,434)      (194,628)
     Interest income (including affiliate amounts of $493, $567 and $882). . . . . .          1,518          2,107          1,249
     Share of affiliates' net loss . . . . . . . . . . . . . . . . . . . . . . . . .        (82,864)       (61,017)       (47,278)
     Gain (loss) on sale of programming interests, net . . . . . . . . . . . . . . .              -           (330)         7,053
     Gain on sale of marketable securities, net. . . . . . . . . . . . . . . . . . .              -              -            733
     Provision for loss on Olympics venture. . . . . . . . . . . . . . . . . . . . .              -              -        (50,000)
     Loss on sale of preferred stock . . . . . . . . . . . . . . . . . . . . . . . .              -              -        (20,000)
     Write off of deferred financing costs . . . . . . . . . . . . . . . . . . . . .         (9,884)        (1,044)       (12,284)
     Loss on redemption of debentures. . . . . . . . . . . . . . . . . . . . . . . .         (7,088)             -              -
     Settlement of litigation and related matters. . . . . . . . . . . . . . . . . .              -              -         (5,655)
     Provision for preferential payment to related party . . . . . . . . . . . . . .         (5,600)        (5,600)        (2,662)
     Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,429)         3,000              -
     Miscellaneous, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,198)        (8,720)        (6,175)
                                                                                        -----------    -----------    -----------
                                                                                           (377,844)      (304,038)      (329,647)
                                                                                        -----------    -----------    -----------

Net loss. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (315,151)      (246,782)      (250,503)

Dividend requirements applicable to preferred stocks . . . . . . . . . . . . . . . .         (6,385)          (885)          (885)
                                                                                        -----------    -----------    -----------
Net loss applicable to common shareholders . . . . . . . . . . . . . . . . . . . . .    $  (321,536)   $  (247,667)   $  (251,388)
                                                                                        -----------    -----------    -----------
                                                                                        -----------    -----------    -----------
Net loss per common share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (13.72)   $    (10.83)   $    (11.17)
                                                                                        -----------    -----------    -----------
                                                                                        -----------    -----------    -----------
Average number of common shares outstanding (in thousands) . . . . . . . . . . . . .         23,444         22,859         22,512
                                                                                        -----------    -----------    -----------
                                                                                        -----------    -----------    -----------


                             See accompanying notes
                      to consolidated financial statements.

                                      (57)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  Years Ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)


                                                                                     Par Value
                                           Series C   Series E   Class A   Class B   in Excess
                                           Preferred  Preferred  Common    Common   of Capital   Accumulated  Treasury
                                             Stock      Stock     Stock     Stock   Contributed    Deficit     Stock       Total
                                           ---------  --------- --------- --------- ----------- ------------- ---------   -------
Balance December 31, 1991. . . . . . . .    $   1       $ -     $  98     $ 127      $(11,724)   $ (920,930) $     -   $ (932,428)

   Net loss. . . . . . . . . . . . . . .        -         -         -         -             -      (250,503)       -     (250,503)
   Cost of acquisitions. . . . . . . . .        -         -         -         -       (71,333)            -        -      (71,333)
   Employee stock transactions . . . . .        -         -         4        (3)        4,900             -        -        4,901
   Preferred dividend requirement. . . .        -         -         -         -             -          (885)       -         (885)
                                            -----     -----     -----     -----    ----------   -----------  ------- ------------

Balance December 31, 1992. . . . . . . .        1         -       102       124       (78,157)   (1,172,318)       -   (1,250,248)

   Net loss. . . . . . . . . . . . . . .        -         -         -         -             -      (246,782)       -     (246,782)
   Cost of acquisitions. . . . . . . . .        -         -         2         -       (11,977)            -        -      (11,975)
   Employee stock transactions . . . . .        -         -         2         2         9,879             -        -        9,883
   Purchase of treasury stock. . . . . .                  -                                               -   (3,237)      (3,237)
   Conversion of Class B to Class A. . .        -         -         2        (2)            -             -        -            -
   Preferred dividend requirement. . . .        -         -         -         -             -          (885)        -        (885)
                                            -----     -----     -----     -----    ----------   -----------  ------- ------------

Balance December 31, 1993. . . . . . . .        1         -       108       124       (80,255)   (1,419,985)  (3,237)  (1,503,244)

   Net loss. . . . . . . . . . . . . . .        -         -         -         -             -      (315,151)       -     (315,151)
   Issuance of Series E preferred
   stock . . . . . . . . . . . . . . . .        -         1         -         -        98,406             -        -       98,407
   Cost of acquisition . . . . . . . . .        -         -         -         -      (101,600)            -        -     (101,600)
   Employee stock transactions . . . . .        -         -         5         -         9,433             -        -        9,438
   Conversion of Class B to Class A. . .        -         -         6        (6)            -             -        -            -
   Preferred dividend requirements . . .        -         -         -         -             -        (6,385)        -       (6,385)
                                            -----     -----     -----     -----    ----------   -----------  ------- ------------

Balance December 31, 1994. . . . . . . .    $   1     $   1      $119      $118      $(74,016)  $(1,741,521) $(3,237) $(1,818,535)
                                            -----     -----     -----     -----    ----------   -----------  -------- -----------
                                            -----     -----     -----     -----    ----------   -----------  -------- -----------


                             See accompanying notes
                      to consolidated financial statements.

                                      (58)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                             (Dollars in thousands)

                                                                                             1994           1993           1992
                                                                                           --------       --------       --------
Cash flows from operating activities:

      Net loss     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(315,151)     $(246,782)     $(250,503)
                                                                                          ---------      ---------      ---------
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .        271,343        194,904        168,538
         Share of affiliates' net loss . . . . . . . . . . . . . . . . . . . . . . .         82,864         61,017         47,278
         Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,429         (3,000)             -
         Loss (gain) on sale of programming interests, net . . . . . . . . . . . . .              -            330         (7,053)
         Gain on sale of marketable securities, net. . . . . . . . . . . . . . . . .              -              -           (733)
         Write off of deferred financing costs . . . . . . . . . . . . . . . . . . .          9,884          1,044         12,284
         Loss on redemption of debentures. . . . . . . . . . . . . . . . . . . . . .          7,088              -              -
         Loss on sale of equipment, net. . . . . . . . . . . . . . . . . . . . . . .          3,844          2,106          1,185
         Amortization of deferred financing. . . . . . . . . . . . . . . . . . . . .          4,844          3,950          4,134
         Amortization of deferred interest expense . . . . . . . . . . . . . . . . .         14,048         14,047              -
         Amortization of debenture discount. . . . . . . . . . . . . . . . . . . . .            148            138             74
         Accretion of interest on debt . . . . . . . . . . . . . . . . . . . . . . .         35,574         32,074              -
         Amortization of original issue discount on subordinated notes payable . . .              -              -         47,203
         Change in assets and liabilities, net of effects of acquisitions:
               Increase in accounts receivable trade . . . . . . . . . . . . . . . .         (3,923)        (6,888)        (8,351)
               Decrease in notes receivable affiliates . . . . . . . . . . . . . . .            715            812            722
               (Increase) decrease in notes and other receivables. . . . . . . . . .         (3,076)           753         (3,944)
               (Increase) decrease in prepaid expenses and other assets. . . . . . .         (8,675)         1,058           (495)
               (Increase) decrease in advances to affiliates . . . . . . . . . . . .          1,326          3,275           (221)
               Decrease in feature film inventory. . . . . . . . . . . . . . . . . .          7,760              -              -
               Increase in accounts payable. . . . . . . . . . . . . . . . . . . . .         19,069         27,070         28,513
               Increase (decrease) in accrued liabilities. . . . . . . . . . . . . .         (2,126)        48,463         (6,093)
               Increase (decrease) in accrued obligation, Olympics venture . . . . .              -        (50,000)        50,000
               Increase (decrease) in accounts payable to affiliates . . . . . . . .          6,037          1,451          1,017
               Decrease in feature film rights payable . . . . . . . . . . . . . . .         (8,397)             -              -
                                                                                          ---------      ---------      ---------

      Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        441,776        332,604        334,058
                                                                                          ---------      ---------      ---------

      Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .        126,625         85,822         83,555
                                                                                          ---------      ---------      ---------

Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (284,858)      (214,604)      (108,802)
   Payments for acquisitions, net of cash acquired . . . . . . . . . . . . . . . . .       (688,504)       (14,464)          (292)
   Proceeds from sale of programming interests . . . . . . . . . . . . . . . . . . .              -            543          8,254
   Proceeds from sale of securities. . . . . . . . . . . . . . . . . . . . . . . . .              -              -          4,096
   Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . . . . . . .          1,515          3,643          3,576
   Increase in investments in affiliates, net. . . . . . . . . . . . . . . . . . . .          3,457           (425)       (66,123)
   (Increase) decrease in acquisition related costs and deposits . . . . . . . . . .         14,893        (16,737)             -
   Additions to intangible assets, net . . . . . . . . . . . . . . . . . . . . . . .           (373)          (978)             -
                                                                                          ---------      ---------      ---------
      Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .       (953,870)      (243,022)      (159,291)
                                                                                          ---------      ---------      ---------


                             See accompanying notes
                      to consolidated financial statements.

                                      (59)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                             (Dollars in thousands)
                                   (continued)


                                                                                   1994                1993                1992
                                                                                 --------            --------            --------
Cash flows from financing activities:
   Issuance of bank debt to finance acquisitions . . . . . . . . . . .          $ 542,608           $       -           $       -
   Proceeds from bank debt . . . . . . . . . . . . . . . . . . . . . .            965,654             197,286             185,301
   Repayment of bank debt. . . . . . . . . . . . . . . . . . . . . . .           (698,435)           (373,479)           (393,632)
   Proceeds from senior debt . . . . . . . . . . . . . . . . . . . . .              2,500              25,750              46,236
   Repayment of senior debt. . . . . . . . . . . . . . . . . . . . . .             (8,500)            (23,750)            (16,950)
   Redemption of debentures. . . . . . . . . . . . . . . . . . . . . .           (202,000)                  -                   -
   Issuance of subordinated notes payable and other debt . . . . . . .            145,268                   -                   -
   Issuance of subordinated debentures . . . . . . . . . . . . . . . .                  -             348,396             275,000
   Net proceeds from issuance of redeemable exchangeable
      convertible preferred stock. . . . . . . . . . . . . . . . . . .             98,407                   -                   -
   Preferred stock dividends . . . . . . . . . . . . . . . . . . . . .             (6,385)               (885)               (885)
   Issuance of common stock. . . . . . . . . . . . . . . . . . . . . .              9,438               9,883               4,901
   Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . .                  -              (3,237)                  -
   Obligation to related party . . . . . . . . . . . . . . . . . . . .                  -               5,600                   -
   Payments on capital lease obligations and other debt. . . . . . . .             (2,678)             (2,682)             (4,920)
   Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .                  -                   -               3,000
   Additions to deferred financing and other . . . . . . . . . . . . .            (20,226)            (15,459)            (22,233)
                                                                               ----------           ---------           ---------

      Net cash provided by financing activities. . . . . . . . . . . .            825,651             167,423              75,818
                                                                               ----------           ---------           ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . . .             (1,594)             10,223                  82

Cash and cash equivalents at beginning of year . . . . . . . . . . . .             12,944               2,721               2,639
                                                                               ----------           ---------           ---------

Cash and cash equivalents at end of year . . . . . . . . . . . . . . .         $   11,350           $  12,944           $   2,721
                                                                               ----------           ---------           ---------
                                                                               ----------           ---------           ---------



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

FEATURE FILM INVENTORY

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized on the straight-line method over either the contract period or the intended number of days to be aired.

DEFERRED FINANCING COSTS

Costs incurred to obtain debt are deferred and amortized, on the straight-line basis, over the life of the related debt.

SUBSCRIBER LISTS, FRANCHISES, AND OTHER INTANGIBLE ASSETS

Subscriber lists are amortized on the straight-line basis over varying periods (4 to 8 years) during which subscribers are expected to remain connected to the systems. Franchises are amortized on the straight-line basis over the average remaining terms (7 to 11 years) of the franchises at the time of acquisition. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 10 years). Excess costs over fair value of net assets acquired are being amortized over periods ranging from 5 to 20 years on the straight line basis. The Company assesses the recoverability of such excess costs based upon undiscounted anticipated future cash flows of the businesses acquired.

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

CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $198,535, $173,073 and $142,807 during 1994, 1993 and 1992, respectively. During 1994, 1993 and 1992, the Company's noncash investing and financing activities included obligations to related party of $101,460, $19,019 and $67,000, respectively, and capital lease obligations of $4,020, $2,695 and $5,953, respectively, incurred when the Company entered into leases for new equipment, the issuance in 1993 of 164,051 shares of the Company's Class A Common Stock (fair value of $10,725) for the remaining interests in Cablevision of Connecticut (see Note 2) and the $70,238 present value of debt to be assumed by V Cable in 1997, recorded in 1992 (see Note 4).

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

                                    (62)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 2.    ACQUISITIONS, RESTRUCTURINGS AND DISPOSITIONS

1994 ACQUISITIONS:

In March 1994, Cablevision of Cleveland, L.P. ("Cablevision Cleveland"), a partnership whose partners are subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operates a cable television system in Cleveland, Ohio (the "North Coast Cable Acquisition"). The operations of North Coast Cable are consolidated with those of the Company as of the date of acquisition. The net cash purchase price for interests not previously owned by the Company (and excluding excess liabilities assumed by the Company) aggregated approximately $103,359 including expenses. The cost of the acquisition was financed principally by borrowings under the Company's credit agreement.

In June 1994, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and E.M. Warburg, Pincus & Co., Inc. completed the purchase of certain assets of Nashoba Communications, a group of three limited partnerships, for a purchase price of approximately $90,500, of which approximately $47,000 was provided by a senior credit facility secured by the assets of such systems. The remainder of the purchase price was provided by equity contributions and subordinated loans from the partners in A-R Cable Partners. The Company provided approximately $12,000 for its 30% interest in A-R Cable Partners and $1,500 in loans.

In July 1994, Rainbow Programming Holdings, Inc. ("Rainbow Programming"), a wholly-owned subsidiary of the Company, purchased an additional 50% interest in American Movie Classics Company ("AMCC") for a purchase price of approximately $181,000, increasing Rainbow Programming's interest in AMCC to approximately 75%. The results of AMCC's operations are consolidated with those of the Company as of the date of acquisition. The acquisition was financed with a separate $105,000 credit facility entered into by Rainbow Programming and by borrowings under the Company's credit agreement of approximately $76,000 which was contributed to Rainbow Programming.

In August 1994, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision") and Riverview Cablevision Associates, L.P. ("Riverview Cablevision") consisting of cable television systems in New Jersey. The operations of Monmouth Cablevision and Riverview Cablevision are consolidated with those of the Company as of the date of acquisition. The aggregate purchase price for the two New Jersey systems was $391,215. Approximately $237,800 of such purchase price was financed by a senior credit facility of newly formed subsidiaries of Cablevision MFR secured solely by the assets of the systems. The remaining $153,415 of such purchase

                                    (63)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)


price was paid with cash of approximately $12,147 and the issuance, by Cablevision MFR, of subordinated promissory notes (the "MFR Notes") totalling $141,268 due in 1998.

Also in August 1994, Cablevision of Framingham Holdings, Inc. ("CFHI"), a corporation owned 30% by the Company and 70% by E.M. Warburg, Pincus Investors, L.P., acquired substantially all of the assets of Framingham Cablevision Associates, L.P. ("Framingham Cablevision") consisting of cable television systems in Massachusetts. The aggregate purchase price, including fees and expenses, for Framingham Cablevision's assets was $37,517. Approximately $22,700 of the purchase price was financed by a senior credit facility of a wholly-owned subsidiary of CFHI secured by the assets of Framingham Cablevision; approximately $9,732 was paid by the issuance by CFHI of a promissory note, guaranteed by the Company, due in 1998 and the remaining amount was financed by capital contributions and loans to CFHI from its stockholders. The Company provided a capital contribution of approximately $1,320 and $300 as a loan for its 30% interest in CFHI.

The acquisitions of North Coast Cable, AMCC, Monmouth Cablevision and Riverview Cablevision were accounted for as purchases whereby the acquisition costs were allocated to the various assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the book value of net assets acquired of these entities, aggregating $625,946, has been allocated to the specific assets acquired as follows:

  Plant and equipment                                $  31,200
  Franchises                                           362,301
  Excess cost over fair value of net assets acquired   232,445
                                                      --------
                                                      $625,946
                                                      --------
                                                      --------

With the exception of AMCC, for which an appraisal is being prepared, the allocations of fair value have been based on independent appraisals.

1993 ACQUISITIONS:

In December 1986, the Company had purchased substantially all the limited partnership interests in Cablevision of Connecticut. In November 1993, the Company purchased the remaining interests in exchange for 164,051 shares of the Company's Class A Common Stock which had a fair market value of approximately $10,725. Such amount was charged to excess cost over fair value of net assets acquired and is being amortized over the remaining original amortization period.

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

1992 ACQUISITION:

In July 1992, the Company acquired (the "CNYC Acquisition") substantially all of the remaining interests in Cablevision of New York City - Phase I through Phase V (collectively, "CNYC" or "Phase Partnerships"), the operator of a cable television system in The Bronx and parts of Brooklyn, New York. Prior to the CNYC Acquisition, the Company had a 15% interest in CNYC and Charles F. Dolan, the chief executive officer and principal shareholder of the Company, owned the remaining interests. Mr. Dolan remains a partner in CNYC with a 1% interest and the right to certain preferential payments.

Mr. Dolan's preferential rights entitle him to an annual cash payment (the "Annual Payment") of 14% multiplied by the outstanding balance of his "Minimum Payment". The Minimum Payment is $40,000 and is to be paid to Mr. Dolan prior to any distributions to partners other than Mr. Dolan. In addition, Mr. Dolan has the right, exercisable beginning on December 31, 1997, to require the Company to purchase his interest. Mr. Dolan would be entitled to receive from the Company the Minimum Payment, any accrued but unpaid Annual Payments, a guaranteed return on certain of his investments in CNYC and a Preferred Payment defined as a payment (not exceeding $150,000) equal to 40% of the Appraised Equity Value (as defined) of CNYC after making certain deductions.

The Company accounted for the purchase of CNYC in 1992 in a manner similar to a pooling of interests whereby the assets and liabilities of CNYC were recorded at historical values and the excess of the purchase price over the book value of the net assets acquired, amounting to approximately $44,000, was charged to par value in excess of capital contributed. Based upon estimates for accounting purposes of the Appraised Equity Value of CNYC made by the Company at December 31, 1994, 1993 and 1992, approximately $101,600, $22,700 and $27,000, respectively, was accrued as additional obligations to Mr. Dolan relating to the Company's purchase of CNYC, which have also been charged to par value in excess of capital contributed. The total amount owed to Mr. Dolan at December 31, 1994 of approximately $193,100 in respect of the Preferred Payment, the Minimum Payment and the Annual Payment reflects a reduction of approximately $3,800 at December 31, 1994 representing Mr. Dolan's obligation to reimburse the Company in connection with certain claims paid or owed by CNYC.

                                    (65)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

1992 RESTRUCTURINGS:

V CABLE, INC.

On December 31, 1992, the Company consummated a significant restructuring and reorganization (the "V Cable Reorganization") involving its subsidiary, V Cable, Inc. ("V Cable"), U.S. Cable Television Group, L.P. ("U.S. Cable") and General Electric Capital Corporation ("GECC"), V Cable's principal creditor. In the
V Cable Reorganization, V Cable acquired a 20% interest in U.S. Cable for $20,000 and U.S. Cable acquired a 19% non-voting interest in a newly incorporated subsidiary of V Cable that holds substantially all of V Cable's assets ("VC Holding") for $3,000. As a result, V Cable now owns an effective 84.8% interest in VC Holding. GECC has provided long-term credit facilities to each of V Cable, VC Holding and U.S. Cable, secured in each case by the assets of the borrower and in most cases cross-collateralized by the assets of the other two entities. The credit facilities are non-recourse to the Company other than with respect to the common stock of V Cable owned by the Company (see Note
4). The Company has management responsibility for the U.S. Cable properties and for the V Cable systems. The Company accounts for its investment in U.S. Cable using the equity method of accounting and accordingly its share of losses in U.S. Cable for 1994 and 1993 amounted to $8,594 and $8,566, respectively. Also in 1993, included in the accompanying consolidated statements of operations is U.S. Cable's share of losses in VC Holding, limited to its $3,000 investment described above.

In contemplation of the V Cable Reorganization, in May, 1992 GECC provided a $20,000 loan to V Cable, which lent the proceeds to one of its operating subsidiaries which, in turn, paid GECC an aggregate of $20,000 in order to acquire all of the then outstanding shares of A-R Cable Services, Inc. ("A-R Cable") preferred stock from GECC and to obtain the termination of certain transaction fee agreements pursuant to which GECC was entitled under certain circumstances to receive payments from V Cable and A-R Cable. On May 11, 1992, A-R Cable purchased, for a nominal amount, the shares of A-R Cable preferred stock held by the operating subsidiary of V Cable. For the purposes of these consolidated financial statements, the Company recognized a net loss of $20,000 on the purchase and retirement of the shares of A-R Cable's preferred stock.

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

A-R CABLE. In May 1992 the Company and A-R Cable consummated a restructuring and refinancing transaction (the "A-R Cable Restructuring") that had the effect of retiring a substantial portion of A-R Cable's subordinated debt and reducing the Company's economic and voting interest in A-R Cable. Among other things, this transaction involved an additional $45,000 investment in A-R Cable by the Company to purchase a new Series B Preferred Stock and the purchase of a new Series A Preferred Stock in A-R Cable by Warburg Pincus Investors, L.P. ("Warburg Pincus") for $105,000. After the receipt of certain regulatory approvals, the Company will have a 40% economic and voting interest in A-R Cable. As a result of the A-R Cable Restructuring, the Company no longer has financial or voting control over A-R Cable's operations. For reporting purposes, the Company accounts for its investment in A-R Cable using the equity method of accounting whereby the Company records 100% of the net losses of A-R Cable since it continues to own 100% of A-R Cable's outstanding common stock.

Included in share of affiliates' net loss in the accompanying consolidated statements of operations for the years ended December 31, 1994, 1993 and 1992 is $67,092, $56,420 and $30,326, respectively, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which is not owned by the Company. Included in deficit investment in affiliates is $374,423 and $307,758 at December 31, 1994 and 1993, respectively, representing A-R Cable losses and external dividend requirements recorded by the Company in excess of amounts invested by the Company therein. At December 31, 1994 and 1993 and for the years then ended, A-R Cable's total assets, liabilities (including preferred stock) and net revenues amounted to $246,125 and $288,348; $681,717 and $650,099; $107,026 and $108,711, respectively.

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

                                    (67)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

During 1994, Warburg Pincus purchased additional shares of Series A Preferred Stock for a cash investment of $998 and CSC purchased additional shares of Series B Preferred Stock for a cash investment of $427.

After May 11, 1997, either Warburg Pincus or the Company may irrevocably cause the sale of A-R Cable, subject to certain conditions. In certain circumstances, Warburg Pincus may cause the sale of A-R Cable prior to that date. Upon the sale of A-R Cable, the net sales proceeds, after repayment of all outstanding indebtedness and other liabilities, will be used as follows: first, to repay Warburg Pincus' investment in the Series A Preferred Stock; second, to repay the Company's investment in the Series B Preferred Stock; third, to repay the accumulated unpaid dividends on the Series A Preferred Stock (19% annual rate); fourth, to repay the accumulated unpaid dividends on the Series B Preferred Stock (12% annual rate); fifth, to pay the Company for all accrued and unpaid management fees together with accrued but unpaid interest thereon; sixth, pro rata 60% to the Series A Preferred Stockholders, 4% to the Series B Preferred Stockholders and 36% to the common stockholder(s).

SALE OF PROGRAMMING INTERESTS:

In October 1992 and January 1993, Tele-Communications, Inc. ("TCI") exercised its option to purchase from each of a subsidiary of National Broadcasting Co. ("NBC") and Rainbow Programming an additional 12.5% of SportsChannel Chicago Associates for an aggregate purchase price of approximately $15,000 plus approximately $1,600 in interest. In connection with this transaction, the Company recorded a net gain of approximately $7,100.

PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma condensed results of operations are presented for the years ended December 31, 1994 and 1993 as if the acquisitions of Monmouth Cablevision and Riverview Cablevision; the purchase of the 50% interest in AMCC; and the North Coast Cable Acquisition had occurred on January 1, 1994 and 1993, respectively.

                                  Years Ended December 31,
                                ----------------------------
                                  1994                1993
                                --------           ---------
    Net revenues                $ 941,948           $ 864,534
                                ---------           ---------
                                ---------           ---------
    Net loss                    $(359,732)          $(346,259)
                                ---------           ---------
                                ---------           ---------
    Net loss per common share   $ (15.62)           $ (15.19)
                                ---------           ---------
                                ---------           ---------

                                    (68)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:


                                                      December 31,
                                                  ---------------------     Estimated
                                                    1994        1993      Useful Lives
                                                 -----------  ---------  --------------
    Cable television transmission
     and distribution systems:
            Converters . . . . . . . .           $  270,660  $  189,287   3 to 5 years
            Headends . . . . . . . . .               66,583      52,100   6 to 9 years
            Distribution systems . . .              963,545     764,717   10 to 15 years
            Program, service and test
             equipment . . . . . . . .               80,384      64,302   4 to 7 years
            Microwave equipment. . . .                5,082       4,787   7 1/2 years
            Construction in progress (including
             materials and supplies) .               54,709      22,112        -
     Furniture and fixtures . . . . . . . .          20,758      16,540   5 to 12 years
     Transportation equipment . . . . . . .          33,508      19,482   2 to 12 years
     Building and building improvements . .          19,446      10,569   22 to 39 years
     Leasehold improvements . . . . . . . .          34,627      27,878   Term of lease
     Land and land improvements . . . . . .           8,995       3,971        -
                                                 -----------  ---------
                                                  1,558,297   1,175,745
     Less accumulated depreciation and
           amortization. . . . . . . .              672,269     532,246
                                                 -----------  ---------
                                                 $  886,028   $ 643,499
                                                 -----------  ---------
                                                 -----------  ---------

NOTE 4.    DEBT

BANK DEBT

RESTRICTED GROUP

For financing purposes, Cablevision Systems Corporation and certain of its subsidiaries are collectively referred to as the "Restricted Group". On October 14, 1994, the Restricted Group entered into new $1.5 billion credit facilities (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), as agent.


                                    (69)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

The Credit Agreement consists of a $750,000 Term Loan and Reducing Revolver facilities aggregating $750,000. The Term Loan has a final maturity of June 30, 2003 and begins amortizing on a scheduled quarterly basis on June 30, 1997. The Reducing Revolver facilities begin to reduce on December 31, 1996 and have a final maturity of June 30, 2003. The total amount of bank debt outstanding (including CNYC) at December 31, 1994 and 1993 was $956,419 and $480,079, respectively. As of December 31, 1994, approximately $24,700 was restricted for certain letters of credit issued for the Company and CNYC.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $523,300 at December 31, 1994. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are limitations on the amount of investments that may be made in affiliated entities and certain other subsidiaries, the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends. The Company is restricted from paying any dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreements at December 31, 1994.


Interest on outstanding amounts may be paid, at the option of the Company, based on various formulas which relate to the prime rate, rates for certificates of deposit or other prescribed rates. In addition, the Company has entered into interest rate swap agreements with several banks on a notional amount of $235,000 as of December 31, 1994 whereby the Company pays a fixed rate of interest and receives a variable rate. Interest rates and terms vary in accordance with each of the agreements. The Company enters into interest rate swap agreements to hedge against interest rate risk, as required by its credit agreements, and therefore accounts for these agreements as hedges of floating rate debt, whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. As of December 31, 1994, the interest rate agreements expire at various times through the year 2000 and have a weighted average life of approximately two years. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on all indebtedness was 8.2% and 8.9% on December 31, 1994 and 1993, respectively. The Company is also obligated to pay fees of 3/8 of 1% per annum on the unused loan commitment and from 1-3/8% to 1-5/8% per annum on letters of credit issued under the Credit Agreement.

                                    (70)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Substantially all of the assets of the Restricted Group (excluding the assets of CNYC), amounting to approximately $929,400 at December 31, 1994, have been pledged to secure the borrowings under the Credit Agreement.

CNYC, which became part of the Restricted Group in October 1994, continues to have a separate bank credit agreement which is guaranteed by the Company. The amount outstanding under the CNYC facility is restricted under the Reducing Revolver facilities. Reductions in the CNYC facility increase availability in the Reducing Revolver facilities. At December 31, 1994 and 1993, CNYC had outstanding bank borrowings of $140,000 and $129,023, respectively, and outstanding letters of credit totalling $7,000 at December 31, 1994. The CNYC facility converted to a term loan on December 31, 1994 with amortization beginning on March 31, 1995 with a final maturity of June 30, 2000.

Substantially all of the assets of CNYC, amounting to approximately $279,529 at December 31, 1994, have been pledged to secure the borrowings under the CNYC credit agreement. The CNYC credit agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests and limitations on various payments. CNYC was in compliance with all the covenants of the CNYC credit agreement at December 31, 1994.

CABLEVISION MFR

Cablevision MFR and its subsidiaries, Monmouth Cablevision and Riverview Cablevision, are party to a credit facility with a group of banks led by Nations Bank of Texas, N.A., as agent (the "MFR Credit Facility"). The maximum amount available to Cablevision MFR under the MFR Credit Facility is $285,000 with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of December 31, 1994, Cablevision MFR had outstanding bank borrowings of $230,000. Unrestricted and undrawn funds available to Cablevision MFR under the MFR Credit Facility amounted to approximately $55,000 at December 31, 1994. The MFR Credit Facility contains certain financial covenants that may limit Cablevision MFR's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision MFR to maintain certain financial ratios. Under the terms of the MFR Credit Facility, Monmouth Cablevision and Riverview Cablevision are prohibited from transferring funds to the Company. The loan is secured by a pledge of the Company's stock in Cablevision MFR and substantially all of Cablevision MFR's assets which amounted to approximately $376,000 at December 31, 1994. Monmouth Cablevision and Riverview Cablevision have entered into interest rate swap and cap agreements with several banks on a notional amount of $130,000 as of December 31, 1994, whereby Monmouth Cablevision and

                                    (71)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Riverview Cablevision pay a fixed rate of interest and receive a variable rate. Monmouth Cablevision and Riverview Cablevision account for their interest rate swap and cap agreements as hedging of floating rate debt, as may be required under the MFR Credit Facility whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. Cablevision MFR is exposed to credit loss in the event of nonperformance by the other parties to the agreements; however, Cablevision MFR does not anticipate nonperformance by the counterparties. The interest rate agreements expire in 1997. The weighted average interest rate on all bank indebtedness was approximately 8.3% on December 31, 1994. The MFR Credit Facility contains various restrictive covenants with which Cablevision MFR was in compliance or had obtained waivers of compliance at December 31, 1994.

RAINBOW PROGRAMMING

On July 11, 1994, Rainbow Programming entered into a $105,000 credit facility with a group of banks. At December 31, 1994, $105,000 was outstanding under this facility. On January 27, 1995 Rainbow Programming entered into an amended and restated credit facility for $202,000. The credit facility is payable on December 31, 1996 and bears interest at varying rates based upon the banks' Base Rate or LIBOR Rate, as defined in the credit agreement. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted. The weighted average interest rate during 1994 was 7.8%. The credit agreement contains various restrictive covenants with which Rainbow Programming was in compliance at December 31, 1994.

AMERICAN MOVIE CLASSICS COMPANY

AMCC is party to a loan agreement (The "AMCC Loan Agreement") with a group of banks (with the Toronto Dominion Bank as Lead Bank). The AMCC Loan Agreement, which permits maximum borrowings of $59,000 and matures on June 30, 1998, is comprised of a $44,000 term loan and a $15,000 revolver. At December 31, 1994, there were no borrowings under the revolver and an outstanding balance of $44,000 under the term loan. Borrowings under the AMCC Loan Agreement bear interest at varying rates above the Lead Bank's Base, CD or LIBOR rate depending on the ratio of debt to cash flow, as defined in the Loan Agreement. AMCC has entered into an interest rate swap agreement on a notional amount of $20,000 under which AMCC pays a fixed rate and receives a variable rate. The interest rate swap agreement expires on October 6, 1997. AMCC is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement; however, it does not anticipate nonperformance by the counterparties. At December 31, 1994 the weighted average interest rate on bank indebtedness approximated 7.3%. Substantially all of the assets of AMCC, amounting to

                                    (72)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

$148,270 at December 31, 1994, have been pledged to secure the borrowings under the AMCC Loan Agreement. The AMCC Loan Agreement contains various restrictive covenants with which AMCC was in compliance at December 31, 1994.

SUBORDINATED DEBENTURES

In February 1993, the Company issued $200,000 face amount $(198,867 amortized amount at December 31, 1994) of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). Interest is payable on the 2013 Debentures semi-annually on February 15 and August 15. The 2013 Debentures are redeemable, at the Company's option, on February 15, 2003, February 15, 2004, February 15, 2005 and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40% and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The indenture under which the 2013 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1994. The 2013 Debentures are not entitled to the benefits of a sinking fund. The net proceeds of approximately $193,150 were used to reduce bank borrowings.

Also in 1993, the Company issued $150,000 face amount ($149,667 amortized amount at December 31, 1994) of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). Interest is payable on the 2023 Debentures semi-annually on April 1 and October 1. The 2023 Debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date. The indenture under which the 2023 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1994. The 2023 Debentures are not entitled to the benefits of a sinking fund. Approximately $105,000 of the net proceeds of $145,896 were used to reduce bank and commercial paper borrowings. In connection with such repayment, the Company wrote off approximately $1,044 of deferred financing costs.

In April 1992, the Company issued $275,000 of its 10-3/4% Senior Subordinated Debentures due 2004 (the "2004 Debentures"). Interest is payable on the 2004 Debentures semi-annually on April 1 and October 1. The 2004 Debentures are redeemable, at the Company's option, on April 1, 1997 and April 1, 1998 at the redemption price of 103.071% and 101.536%, respectively, of the principal amount, and on April 1, 1999 and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The Indenture under which the 2004

                                    (73)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1994. The Indenture requires a sinking fund providing for the redemption on April 1, 2002 and April 1, 2003 of $68,750 principal amount of the 2004 Debentures, at a redemption price equal to 100% of the principal amount, plus accrued interest to the redemption date. The net proceeds of approximately $267,000 from the offering were used to repay borrowings under the Company's Credit Agreement. In connection with such repayment, the Company wrote off approximately $4,783 of deferred financing costs.

In October 1994, the Company redeemed its $200,000 face amount 12-1/4% Senior Subordinated Reset Debentures due November 15, 2003, (the "Reset Debentures"). In connection with the redemption, the Company paid a premium over face amounting to $2,000, incurred a loss of $605 representing the unamortized portion of the original issue discount and wrote off $4,483 of deferred finance costs. The total loss incurred related to the redemption of the Reset Debentures amounted to $7,088.

SENIOR DEBT

Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $20,000 to V Cable, which accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date). In addition, GECC has extended to VC Holding a $505,000 term loan (the "Series A Term Loan), a $25,000 revolving line of credit (the "Revolving Line") and a $202,554 term loan (the "Series B Term Loan"), all of which comprise the VC Holding Credit Agreement. Interest on the Series A Term Loan and on any amounts drawn under the Revolving Line of credit is payable currently. Interest on the Series B Term Loan accretes at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. At December 31, 1994 and 1993, amounts outstanding under the V Cable Term Loan, the Series A Term Loan, the Series B Term Loan and the Revolving Line were $24,606 and $22,187; $505,000 and $505,000; $245,507 and $221,373; and $-0- and
$6,000, respectively. Unrestricted and undrawn funds available to VC Holding at December 31, 1994 amounted to $23,200.

In 1992, approximately $7,501 of deferred financing costs related to V Cable's debt prior to its restructuring with GECC was written off.

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

Also in connection with the V Cable Reorganization, V Cable agreed to assume, on December 31, 1997, approximately $121,000 of debt of U.S. Cable, which amount is subject to adjustment, upward or downward, depending on U.S. Cable's ratio of debt to cash flow (as defined) in 1997 and thereafter. Included in Senior Debt at December 31,1994 and 1993 is $87,327 and $78,306, respectively, representing the present value of debt of U.S. Cable to be assumed in 1997. The difference at December 31, 1994 of approximately $33,673 will be charged to interest expense during the period from January 1, 1995 to December 31, 1997. The effective interest rate on this debt is approximately 11%. This debt matures on December 31, 2001. Amortization of deferred interest expense in connection with the assumption of U.S. Cable's debt, which is being amortized on a straight line basis through December 31, 1997, amounted to $14,048 and $14,047 for 1994 and 1993, respectively.

The debt of V Cable and VC Holding is guaranteed by, and secured by a pledge of all of the assets of, V Cable, VC Holding and each of their subsidiaries, including a pledge of all direct and indirect ownership interests in such subsidiaries. U.S. Cable's debt is also guaranteed and cross-collateralized by each of V Cable, VC Holding and each of their subsidiaries. All of the V Cable, VC Holding and U.S. Cable credit facilities are non-recourse to the Company other than with respect to the common stock of V Cable owned by the Company. Substantially all of the assets of V Cable, amounting to approximately $447,400 at December 31, 1994, have been pledged to secure borrowings under the V Cable and VC Holding Credit Agreements. At December 31, 1994 V Cable's liabilities exceeded its assets by approximately $451,900.

The V Cable and VC Holding Credit Agreements contain various restrictive covenants, among which are the maintenance of certain financial ratios, limitations regarding certain transactions, prohibitions against the transfer of funds to the parent company (except for reimbursement of certain expenses), and limitations on levels of permitted capital expenditures. V Cable and VC Holding were in compliance or had obtained waivers of compliance with all of the covenants of their loan agreements at December 31, 1994.

Due to reductions to regulated revenue arising from the latest round of FCC regulation, V Cable believes that it is likely that it will be unable to meet several of its financial covenants during 1995. To remedy the anticipated covenant defaults, V Cable may request waivers and/or amendments to its credit agreement and/or seek equity contributions from the Company. In January 1995, the Company contributed $700 to

                                    (75)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

V Cable, thereby enabling it to remain in compliance with its financial covenants at December 31, 1994.


SUBORDINATED NOTES PAYABLE

In connection with the acquisition of Monmouth Cablevision and Riverview Cablevision, in August 1994, Cablevision MFR issued promissory notes totalling $141,268, due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8%and 10% respectively, if interest is paid in shares of the Company's Class A Common Stock). Principal and interest on the notes is payable, at Cablevision MFR's election, in cash or in shares of the Company's Class A Common Stock. The promissory notes are guaranteed by the Company and the obligations under the guarantee rank pari passu with the Company's subordinated debentures. In certain circumstances, Cablevision MFR may extend the maturity date of the promissory notes until 2003 for certain additional consideration.

SUMMARY OF FIVE YEAR DEBT MATURITIES

Total amounts payable by the Company and its subsidiaries under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1994 are as follows:


          Restricted             Cablevision      Rainbow
            Group     V Cable        MFR        Programming      AMCC       Total
          --------    -------    -----------    -----------    --------    --------
1995      $  6,464    $   -      $  -             $     11     $  8,000    $ 14,475
1996         2,517        -         -              105,009       17,000     124,526
1997        70,015     18,000       -                 -          13,000     101,015
1998       114,154     20,000     141,268             -           6,000     281,422
1999       159,326     30,000      30,500             -              -      219,826


NOTE 5.    PREFERRED STOCK

On March 31, 1994, the Company issued and sold 100,000 shares of its Series E Redeemable Exchangeable Convertible Preferred Stock (the "Series E Preferred Stock") to Toronto-Dominion Investments, Inc. in a private transaction. The Series E Preferred Stock was sold for a purchase price of $1,000 per share and carries a liquidation

                                    (76)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

preference of a like amount plus accrued and unpaid dividends. Dividends accrue at a floating rate of LIBOR plus 2.5 percent and are payable, at the Company's option, either in cash or in registered shares of Class A common stock with a value equalling 105 percent of the required dividend. Additional dividend payments may be required with respect to the availability of the dividend received deduction. The Series E Preferred Stock is redeemable at any time at the option of the Company at par plus accrued and unpaid dividends to the redemption date and are convertible after March 31, 1995 into Class A common stock, at the option of the holder, at a conversion rate based on 95 percent of the average closing price of the Class A Common Stock for the twenty business days prior to conversion. Additionally, the holders of the Series E Preferred Stock have the right to convert their shares in connection with certain change in control transactions (regardless of when they occur) into a number of shares of Class A Common Stock which would yield $100,000 based upon an auction process involving the Class A Common Stock issuable on such conversion or, at the holder's election, at a conversion rate based on 95 percent of the average closing price of the Class A Common Stock for the twenty business days prior to conversion. The Company has the right to suspend the conversion of the Series E Preferred Stock from March 31, 1995 through March 31, 1997 as long as it is in compliance with its Restricted Group Credit Agreement financial covenants and is current in dividend payments on the Series E Preferred Stock.

The Company paid cash dividends on the Series E Preferred Stock during 1994 of approximately $5,500.

The holders of the Company's 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") may require the Company to redeem for cash at any time commencing December 31, 1997 all or a portion of the outstanding shares of the Series C Preferred Stock. The Company has the right, upon notice to the holders requesting redemption, to convert all or a part of such shares into shares of Class B Common Stock. If, in the future, holders require the Company to redeem their Series C Preferred Stock, it is the Company's intention to convert such shares into Class B Common Stock. The Company paid cash dividends on the Series C Preferred Stock during each of 1994 and 1993 of $885.

                                    (77)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (continued)



NOTE 6.    INCOME TAXES

The Company and its majority-owned subsidiaries file consolidated federal income tax returns. At December 31, 1994 the Company had consolidated net operating loss carry forwards for tax purposes of approximately $867,909, which expire between 2001 and 2009.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1994 and 1993 are as follows:


                                                1994         1993
                                             ---------    ---------
          DEFERRED ASSET (LIABILITY)

        Depreciation and amortization        $(74,833)    $(108,327)
        Receivables from affiliates            19,312        29,135
        Benefit plans                          15,046        17,939
        Allowance for doubtful accounts         3,192         2,210
        Deficit investment in affiliate       200,111       168,975
        Benefits of tax loss carry forwards   364,522       299,852
        Other                                   8,643         5,562
                                             ---------    ---------
           Net deferred tax assets            535,993       415,346
        Valuation allowance                  (535,993)     (415,346)
                                             ---------    ---------
                                             $    -       $   -
                                             ---------    ---------
                                             ---------    ---------


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

                                    (78)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)



NOTE 7.    OPERATING LEASES

The Company leases certain office, production and transmission facilities under terms of leases expiring at various dates through 2004. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1994, 1993 and 1992 amounted to $12,036, $10,849 and $10,071, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $6,947, $6,177 and $5,042, respectively. The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 1995 through December 31, 1999, and thereafter, at rates now in force are approximately: 1995, $16,123; 1996, $14,531; 1997, $12,810; 1998, $11,684,
1999, $11,070; thereafter, $7,278.

NOTE 8.    AFFILIATE TRANSACTIONS

The Company has affiliation agreements with certain cable television programming companies, varying ownership interests in which were held, directly or indirectly, by Rainbow Programming during the three years ended December 31, 1994. Rainbow Programming's investment in these programming companies is accounted for on the equity basis of accounting. Accordingly, the Company recorded income (losses) of approximately $(1,007), $8,828 and $(12,428) in 1994, 1993 and 1992, respectively, representing its percentage interests in the results of operations of these programming companies. Such amounts include $4,304, $5,656 and $3,919 for 1994, 1993 and 1992, respectively, of the
Company's share of the net income of AMCC prior to its consolidation with the Company in July 1994. At December 31, 1994 and 1993, the Company's investment in these programming companies amounted to approximately $31,258 and $17,721, respectively. Costs incurred by the Company for programming services provided by these affiliates and included in technical expense for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $20,232, $26,732 and $23,388, respectively. At December 31, 1994 and 1993, amounts due from certain of these programming affiliates aggregated $62 and $1,367, respectively, and are included in advances to affiliates. Also, at December 31, 1994 and 1993 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $13,731 and $16,236, respectively, and are included in accounts payable to affiliates.

                                    (79)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)



Summarized combined financial information relating to these programming companies at December 31, 1994, 1993 and 1992 and for the years then ended is as follows:

                                            1994       1993         1992
                                       ---------     --------     --------
              Current assets           $  97,184     $133,060     $115,806
              Noncurrent assets        $  33,815     $126,826     $ 86,812
              Current liabilities      $  64,000     $ 93,071     $ 95,841
              Noncurrent liabilities   $   6,257     $123,184     $102,847
              Net revenues             $ 270,676     $363,727     $322,019
              Net income (loss)        $   3,473     $ 39,423     $ (9,272)


NBC and Rainbow Programming formed a partnership which distributed on a multi-channel, pay-per-view basis certain events of the 1992 Summer Olympics. Pursuant to the agreement, profits and losses from the broadcast network coverage and the pay-per-view coverage of the 1992 Summer Games were shared equally by NBC and Rainbow Programming; however, Rainbow Programming's liability under this agreement was limited to $50,000. The Company paid its share of the loss ($50,000) in January 1993 with borrowings under the Credit Agreement.

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

As of December 31, 1994 and 1993, the Company's consolidated financial statements reflect advances ($8,000 of which were converted to Preferred Equity in Cablevision Boston) to Cablevision Boston of approximately $17,718 and $17,540, respectively. Such amounts are fully subordinated to certain of Cablevision Boston's obligations to other lenders aggregating approximately $63,000 and $68,250 plus accrued interest at December 31, 1994 and 1993, respectively.

In June 1994, the Company and Cablevision Boston entered into an agreement which is designed to give the Company full ownership of Cablevision Boston. The agreement provides for the acquisition by the Company of the interests in Cablevision Boston which it does not already own in a series of transactions. The Company and Cablevision Boston have filed with the Securities and Exchange Commission a Consent Solicitation
                                    (80)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Statement/Prospectus with respect to the proposed transactions. Each of the transactions is subject to a number of conditions, including the approval by the limited partners of Cablevision Boston who are unaffiliated with the general partners of Cablevision Boston. Consummation of the transactions would result in the limited partners in Cablevision Boston receiving Class A Common Stock of the Company with an expected aggregate market value of approximately $40,000.

The Company has also advanced funds to Cablevision of Chicago ("Cablevision Chicago"), an Illinois limited partnership and an affiliate whose general partner is Mr. Dolan. At December 31, 1994 and 1993 a net of approximately $12,310 and $12,445, respectively, was owed the Company and is included in advances to affiliates in the accompanying consolidated balance sheets. Of the amount owed, approximately $12,300 principal amount is evidenced by a subordinated note bearing interest at the rate of 14% per annum, payable as to principal and interest on demand. Repayment of this subordinated note and accrued interest thereon is restricted until repayment of Cablevision Chicago's bank indebtedness. The Company has reserved all amounts in respect of accrued interest on this note.

In January, 1995, Cablevision of Chicago signed a definitive agreement to sell its cable television systems to Continental Cablevision, Inc. The sale is subject to franchise approvals and is expected to close in 1995. Upon consummation of the sale, the Company expects that it will be repaid its advances together with accrued interest thereon and would accordingly recognize a gain (which, if recognized at December 31, 1994, would amount to approximately $13,394) representing the cumulative unpaid interest reserved on the advances as of that date.

During 1994, 1993 and 1992, the Company made advances to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $6,591 and $6,805 at December 31, 1994 and 1993, respectively and are included in advances to affiliates.

Cablevision of Newark, a partnership 25% owned and managed by the Company and 75% owned by an affiliate of Warburg Pincus, owns cable television systems located in Newark and South Orange, New Jersey. The Company's share of the net losses of Cablevision of Newark amounted to $3,631, $4,206 and $3,070 in 1994, 1993 and 1992, respectively. The Company manages the operations of Cablevision of Newark for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. For 1994, 1993 and 1992, such management fees and expenses amounted to $1,822, $1,632 and $1,526, respectively, of which $904, $800 and $506, respectively, representing management fees, has been fully reserved by the Company.
                                    (81)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)



In connection with the V Cable Reorganization (see Note 2), V Cable acquired for $20,000, a 20% interest in U.S. Cable. The Company manages the properties of U.S. Cable under management agreements that provide for cost reimbursement, including an allocation of overhead charges. For 1994, 1993 and 1992, such cost reimbursement amounted to $5,803, $4,894 and $2,160, respectively, which included an allocation of overhead charges of $2,720, $2,604 and $1,200, respectively.

The Company also manages A-R Cable under a management agreement that provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid annual amounts thereon at a rate of 10% per annum beginning in 1993. Such management fees amounted to $3,738 and $3,801 for 1994 and 1993, respectively and interest thereon amounted to $659 and $244 for 1994 and 1993, respectively. Management fees and interest thereon have been fully reserved by the Company.

In connection with its 30% interest in A-R Cable Partners (see note 2), the Company recorded its share of the losses of A-R Cable Partners amounting to $1,886 for the period from acquisition through December 31, 1994. The Company manages the operations of A-R Cable Partners for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. For 1994 such management fees and expenses amounted to approximately $249 of which $137, representing management fees, was fully reserved by the Company.

Also, in connection with its 30% interest in CFHI (see note 2), the Company recorded its share of the losses of CFHI amounting to $654 from the date of acquisition through December 31, 1994. The Company manages the operations of CFHI for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. For 1994 such management fees and expenses amounted to approximately $108 of which $98, representing management fees, was fully reserved by the Company.

On December 14, 1993, the Company purchased 50,000 shares of Class A Common Stock from John Tatta, a director of the Company, at a price equal to the closing price of a share of Class A Common Stock on such date. These shares are being held as treasury stock.
                                    (82)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)



NOTE 9.    BENEFIT PLANS

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


                                                  1994       1993      1992
                                                  ----      -----     -----
           Service cost for benefits earned
             during the year                      $269       $350       $378
           Interest cost on projected benefit
             obligation                            308        346        373
           Actual return on plan assets            (89)    (1,292)    (1,091)
           Net amortization and deferral          (385)       964        756
                                                  ----      -----      -----
                Total pension cost                $103       $368       $416
                                                  ----      -----      -----
                                                  ----      -----      -----


The following table sets forth the funded status of the Benefit Plan at December 31, 1994 and 1993:


                                                          1994       1993
                                                         ------     ------
           Actuarial present value of:
             Vested benefit obligation                   $3,770     $3,843
             Non vested benefits                              -         10
                                                        -------    -------
           Projected benefit obligation                   3,770      3,853
           Plan assets at fair value                      5,542      5,578
                                                        -------    -------
           Assets greater than
             projected benefit obligation                 1,772      1,725
           Unrecognized net gain                         (1,526)    (1,602)
           Remaining unrecognized obligation                504        567
                                                        -------    -------
           Prepaid pension cost                         $   750    $   690
                                                        -------    -------
                                                        -------    -------

The projected benefit obligation for the plan was determined using an assumed discount rate and assumed long range rate of return of 8% in each of 1994 and 1993. No assumed rate of salary increase was used to compute the projected benefit obligation, since substantially all participants are currently at their maximum benefit level.
                                    (83)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)
                                   (continued)



In addition, the Company accrues a liability in the amount of 7% of certain officers' and employees' compensation, as defined. Each year the Company also accrues for the benefit of these officers and employees interest on such amounts. The officer or employee will receive such amounts upon termination of employment. Such benefits will vest 40% after four years of service and 10% each additional year of service. The cost associated with this plan for the years ended December 31, 1994, 1993 and 1992 was approximately $337, $497 and $358, respectively.

Prior to 1993, the Company, with other affiliates, maintained a defined contribution pension plan covering substantially all employees. The Company contributed 3% of eligible employees' annual compensation (as defined), and employees could voluntarily contribute up to 10% of their annual compensation.

Effective January 1, 1993, the Board of Directors of the Company approved the adoption of an amended and restated Pension and 401(K) Savings Plan (the "Plan"), in part to permit employees of the Company and its affiliates to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(K) of the Internal Revenue Code, and to introduce new investment options under the Plan. The Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan (the "Pension Plan") and an equivalent amount to the Section 401(K) portion of the Plan (the "Savings Plan"). Employees may voluntarily contribute up to 15% of eligible compensation, subject to certain restrictions, to the Savings Plan, with an additional matching contribution by the Company of 1/4 of 1% for each 1% contributed by the employee, up to a maximum contribution by the Company of 1/2 of 1% of eligible base pay. Employee contributions are fully vested as are employer base contributions to the Savings Plan. Employer contributions to the Pension Plan and matching contributions to the Savings Plan become vested in years three through seven. The cost associated with these plans was approximately $3,125, $2,905 and $2,322 for the years ended
December 31, 1994, 1993 and 1992, respectively.

NOTE 10.    STOCK BENEFIT PLANS

In June 1992, the Stockholders of the Company approved the Amended and Restated Employee Stock Plan (the "Amended Plan") which consolidated the Company's prior Stock Plan, Nonqualified Plan and Bonus Award Plan (the "Prior Plans"). Under the Amended Plan, the Company is authorized to issue a maximum of 3,500,000 shares. The
                                    (84)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)
                                   (continued)

Company may grant incentive stock options, nonqualified stock options, restricted stock, conjunctive stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options may not be less than the fair market value per share of class A common stock on the date the option is granted and the options expire no longer than ten years from date of grant. Conjunctive stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option or in addition to the stock received upon the exercise of such option, equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price. Pursuant to its terms, no awards may be granted under the Amended Plan after December 5, 1995.

Under the Amended Plan, during 1994 the Company issued options to purchase 525,400 shares of Class A common stock, stock appreciation rights related to 525,400 shares under option and stock awards of 68,400 common shares. 95,400 of the options and related conjunctive stock appreciation rights are exercisable at $42.00 per share and vest in 25% annual increments beginning from the date of grant. 430,000 options and conjunctive rights are exercisable at $56.50 per share and are currently vested. The stock awards vest 100% in May 1998.

In November 1994, the Company entered into agreements with three employees to pay the value, as of that date, of options exercised with respect to 405,000 shares of the Company's Class A Common Stock, and to replace those options with a combination of stock appreciation rights and newly issued options, with the exercise price set at the market price of such stock on that date. In accordance with the agreement, one-third of the value of the exercised options was paid in cash with the remaining portion payable in equal installments on November 18, 1995 and November 18, 1996. Accordingly, the Company recorded expense related to the purchase of these options amounting to $13,215 in 1994, representing the cash payment of approximately $4,673 and a liability for future payments, included in accounts payable to affiliates in the accompanying financial statements, amounting to approximately $8,542.

Under the Amended Plan, during 1993 the Company issued options to purchase 15,225 shares of class A common stock, stock appreciation rights related to 15,225 shares under option and stock awards of 10,225 common shares. The options and related conjunctive stock appreciation rights are exercisable at various prices ranging from $27.625 to $38.25 per share in 25% and 33% annual increments beginning from the date of grant. The stock awards vest 100% by May 1996.

Under the Amended Plan, during 1992 the Company issued options to purchase 211,350 shares of class A common stock, stock appreciation rights related to 211,350 shares under option and stock awards of 211,350 common shares. The options and related conjunctive
                                    (84)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)
                                   (continued)


stock appreciation rights are exercisable at $27.625 per share in 25% annual increments beginning one year from the date of grant. The stock awards vest 100% four years from date of grant. Also, during 1992 the Company granted to certain employees conjunctive stock appreciation rights with respect to 472,500 shares under options granted in prior years under the Company's 1985 Employee Stock Plan. Those options are exercisable at prices ranging from $16.625 to $36.00 and vest at various times during the period from October 1992 through October 1996.

Pursuant to a Bonus Award Plan ("Bonus Plan"), adopted in 1986, in 1990 the Company granted to fifteen employees the right to receive 118,900 shares of class A common stock or, at the election of the Stock Option Committee, cash equal to the product of such number of shares times the closing price of a share of Class A Common Stock at the time of issuance. In May 1992, in accordance with the provisions of the Bonus Plan, the Company paid in cash the value of 59,450 shares based on a market price of $28-6/8, totalling $1,709. Rights to the remaining 49,969 shares (after cancellation of 9,481 shares resulting from employee terminations) vested on May 17, 1994 and were paid in cash based on a market price of $42.00 (for 43,800 shares on that date) and $64.00 (for 6,169 shares vested on a pro rata basis on February 28, 1994), totalling $2,234.

Stock transactions under the Amended Plan and Prior Plans are as follows:


                              Shares         Stock       Stock or
                               Under      Appreciation     Bonus     Available       Option
                              Option        Rights         Awards    For Grant     Price Range
                             ----------   ------------   ---------  ----------   --------------
Balance, December 31, 1991   2,249,988      274,938       325,650     354,994     $14.50-$37.13
  Granted                      211,350      683,850       211,350    (422,700)    $16.63-$36.00
  Exercised/issued            (132,537)      (8,387)      (92,825)                $14.50-$24.50
Cancelled                       (6,675)      (6,675)      (85,700)     92,375     $24.50-$27.625
                             ----------   ----------     ---------   ---------

Balance, December 31, 1992   2,322,126      943,726       358,475      24,669     $14.50-$37.13
  Granted                       15,225       15,225        10,225     (25,450)    $27.63-$38.25
  Exercised/issued            (478,582)     (84,017)      (15,000)                $14.50-$36.00
  Cancelled                   (124,074)     (19,989)      (28,050)    152,124     $16.63-$37.13
                             ----------   ----------     ---------   ---------

Balance, December 31, 1993   1,734,695      854,945       325,650     151,343     $14.50-$38.25
  Granted                      525,400      525,400        68,400    (593,800)    $42.00-$56.50
  Exercised/issued            (358,528)    (161,952)      (48,430)          -     $14.50-$36.00
  Cancelled                   (434,390)     (59,866)     (109,241)    543,631     $16.63-$42.00
                             ----------   ----------     ---------   ---------

Balance, December 31, 1994   1,467,177    1,158,527       236,379     101,174     $14.50-$56.50
                             ----------   ----------     ---------  ---------
                             ----------   ----------     ---------  ---------

                                    (86)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)
                                   (continued)



At December 31, 1994, options for approximately 1,060,000 shares were exercisable. As a result of the stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company expensed approximately $6,814, $28,234 and $9,656 in 1994, 1993 and 1992, respectively. The 1994 amount reflects a credit of approximately $6,401 primarily resulting from a decline in the market price of the Company's Class A Common Stock.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Programming, has entered into several contracts relating to feature film rights and has guaranteed rights payments to professional and other sports teams. These contracts typically require substantial payments over extended periods of time. Amounts payable by AMCC or guaranteed by the Company during the five years subsequent to December 31, 1994 relating to feature film rights and rights payments to professional and other sports teams amount to $33,313 in 1995, $28,691 in 1996, $24,280 in 1997,
$11,578 in 1998, and $7,188 in 1999.

The Company has employment agreements with certain of its executive officers expiring at various dates through December 31, 1997. The agreements provide for minimum annual salaries and, in certain cases, additional amounts and acceleration of certain stock options, stock appreciation rights and stock awards in the event of a change in control of the Company, as defined in the agreements. Aggregate minimum payments under the salary portion of these agreements amount to $1,830 in 1995, $1,230 in 1996 and $2,130 in 1997.

The Company does not provide post-retirement benefits to any of its employees.

NOTE 12.    OTHER MATTERS

During 1992, the Company recorded expenses of $5,655 in connection with the settlement of certain litigation pending against Mr. Dolan and the Company and other related matters. The litigation was based upon an alleged breach of fiduciary duty by Mr. Dolan, as the general partner of Cablevision Programming Investments and Rainbow Program Enterprises ("RPE"), involving the allocation of partnership profits from 1983 through 1986 and Rainbow Programming's offer to purchase limited partnership interests in 1986. The amounts provided also include an estimated value of certain untendered interests in RPE based upon the values utilized in connection with the settlements relating to Cablevision Programming Investments.
                                    (87)

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

The cable systems located in New York State that are owned by the Company are subject to agreements (the "New York Upgrade Agreements") with the New York State Commission on Cable Television (the "New York Cable Commission"). The New York Upgrade Agreements require the substantial upgrade of certain cable systems by 1995-1996, subject to certain minor exceptions. The upgrade of portions of these cable television systems, which were required to have been completed by year-end 1994 under the New York Upgrade Agreements, were not completed at that time. Additionally, the Company anticipates that the upgrade of portions of certain other cable television systems that are required to be completed by year-end 1995, will not be completed at that time. The Company has requested an amendment to the New York Upgrade Agreements to provide additional time to complete the upgrades and based upon conversations with the New York Cable Commission, is confident that such amendment will be obtained, although there can be no assurance that such amendment will be so obtained. Management of the Company does not expect that the resolution of these matters will have a material adverse effect on the financial position of the Company.

The Company recorded a one time charge of $4,306 during 1994 to provide for severance and related costs, attributable entirely to terminated employees, resulting from a restructuring of its operations. Substantially all of such amounts were paid during 1994.

NOTE 13.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL
            INSTRUMENTS

CASH AND CASH EQUIVALENTS, TRADE ACCOUNTS RECEIVABLE, NOTES AND OTHER RECEIVABLES, ACCOUNTS PAYABLE, ACCRUED LIABILITIES, ACCOUNTS PAYABLE TO AFFILIATES, FEATURE FILM RIGHTS PAYABLE AND OBLIGATION TO RELATED PARTY

The carrying amount approximates fair value due to the short maturity of these instruments.

BANK DEBT, SENIOR DEBT, SENIOR SUBORDINATED DEBENTURES, AND SUBORDINATED NOTES PAYABLE

The fair values of each of the Company's long-term debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
                                    (88)

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

The fair value of the Company's financial instruments are summarized as follows:


                                                       December 31, 1994
                                                  ----------------------------
                                                    Carrying       Estimated
                                                     Amount        Fair Value
                                                  ----------      -----------
           Long term debt instruments:
            Bank debt                             $1,335,419      $1,335,419
            Senior debt                              862,440         862,440
            Senior subordinated debentures           623,534         587,000
            Subordinated notes payable               141,268         122,700
                                                  ----------      ----------
                                                  $2,962,661      $2,907,559
                                                  ----------      ----------
                                                  ----------      ----------
           Interest rate swap and cap agreements:
            In a net receivable position          $        -      $    1,126
                                                  ----------      ----------
                                                  ----------      ----------


Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 14.    RECENT CABLE TELEVISION REGULATIONS

In October, 1992, the Congress of the United States passed the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which among other matters, provides for the regulation of basic and certain other cable programming services. In April 1993, the Federal Communications Commission ("FCC") adopted regulations governing rates for basic and certain other cable programming services which became effective September 1, 1993. Under the provisions of these regulations, certain revenues derived from cable television are determined under either a "benchmark" or "cost of service" method. Effective September 1, 1993 the Company's systems had set their
                                    (89)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)



rates using the benchmark method which compares the Company's rates to those which are in effect at cable systems deemed to face effective competition by the FCC.

In February 1994 and November 1994, the FCC significantly modified the September 1993 rate regulations. These modifications were designed to further reduce subscriber rates and most annual basic and cable programming service rate increases (other than per-event and per-channel services), as well as to provide cable television system operators financial incentive to introduce new programming services. Management has implemented the rules in a manner it believes to be consistent with the regulations promulgated by the FCC and, accordingly, does not expect such modifications to have a material adverse effect on the future operations of the Company.

NOTE 15.    SUBSEQUENT EVENTS

On March 10, 1995, MSG Holdings, L.P. ("Holdings"), a partnership between a subsidiary of Rainbow Programming and a subsidiary of ITT Corporation, a Delaware corporation ("ITT"), acquired Madison Square Garden Corporation ("MSG") in a transaction in which MSG merged with and into Holdings. The purchase price paid by Holdings for MSG was $1,009,100.

Holdings funded the purchase price of the acquisition through (i) borrowings of $289,100 under a $450,000 credit agreement among Holdings, various lending institutions and Chemical Bank as administrative agent, (ii) an equity contribution from Rainbow Programming of $110,000, and (iii) an equity contribution from ITT of $610,000. ITT, Rainbow Programming and the Company are parties to an agreement made as of August 15, 1994 (the "Bid Agreement") pursuant to which it has been agreed that within 12 months following the MSG closing, Rainbow Programming may elect to acquire interests in Holdings from ITT sufficient to equalize the equity ownership of ITT and Rainbow Programming in Holdings (the "Equalization Interest"). Rainbow Programming has the option during the 12 months following the MSG acquisition closing to (i) acquire all or a portion of the Equalization Interest for cash (including interest on such Equalization Interest at the rate of 11 1/2% per year calculated from the MSG acquisition closing date), (ii) maintain its investment at the initial level, or
(iii) require ITT to purchase one half of Rainbow Programming's initial interest in Holdings at the price paid by Rainbow Programming plus an adjustment for Rainbow Programming's share of Holdings' operating income after interest expense following the MSG acquisition closing. Rainbow Programming has until one year from the time of the MSG closing to make its election and has not yet decided which alternative it will pursue.
                                    (90)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)



Initially Holdings will be managed on a 50-50 basis by Rainbow Programming and ITT. If, as discussed above, Rainbow Programming does not equalize its ownership interest in Holdings by the first anniversary of the closing, its management role will be effectively eliminated. Rainbow Programming also has the right to voluntarily relinquish any power to direct the management and policies of Holdings.

Pursuant to an agreement between Rainbow Programming and National Broadcasting Company, Inc. ("NBC"), NBC may require Rainbow Programming, by notice given on or before April 13, 1995, to purchase its interests in SportsChannel (New York) Associates ("SCNY") and Rainbow News 12 Company (the "NBC Put") for an aggregate purchase price which, as of February 28, 1995, would amount to approximately $93,000. In the event that NBC elects to require Rainbow Programming to purchase such interest, Rainbow Programming will have 120 days to consummate the acquisition. On January 27, 1995, Rainbow Programming entered into an amended and restated credit agreement with Toronto Dominion (Texas), Inc., and the Canadian Imperial Bank of Commerce, as co-agents and a group of banks increasing Rainbow Programming's credit facility from $105,000 to $202,000 to provide funds in the event the NBC Put is exercised. The facility will reduce to $108,000 if the NBC Put is not exercised.












                                    (91)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)



NOTE 16.    INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended December 31, 1994 and 1993.


                               MARCH 31,           JUNE 30,         SEPTEMBER 30,        DECEMBER 31,             TOTAL
                          ------------------  ------------------  ------------------  -------------------  --------------------
                            1994      1993      1994      1993      1994      1993      1994       1993      1994        1993
                          --------  --------  --------  --------  --------  --------  --------   --------  ---------  ---------
Revenues   . . . . . . .  $176,087  $157,023  $192,090  $168,170  $223,468  $169,563  $245,524   $171,968  $ 837,169  $ 666,724
Operating expenses . . .   154,934   139,850   166,511   147,465   195,818   149,083   257,213    173,070    774,476    609,468
                          --------  --------  --------  --------  --------  --------  --------   --------  ---------  ---------
Operating profit (loss).  $ 21,153  $ 17,173  $ 25,579  $ 20,705  $ 27,650  $ 20,480  $(11,689)  $ (1,102) $  62,693  $  57,256
                          --------  --------  --------  --------  --------  --------  --------   --------  ---------  ---------
                          --------  --------  --------  --------  --------  --------  --------   --------  ---------  ---------
Net loss applicable to
 common shareholders . .  $(57,348) $(55,910) $(56,557) $(49,007) $(68,925) $(55,649) $(138,706) $(87,101) $(321,536) $(247,667)
                          --------  --------  --------  --------  --------  --------  --------   --------  ---------  ---------
                          --------  --------  --------  --------  --------  --------  --------   --------  ---------  ---------
Net loss per common
 share . . . . . . . . .  $  (2.46) $  (2.46) $  (2.42) $  (2.15) $  (2.93) $  (2.44) $   (5.87) $  (3.78) $  (13.72) $  (10.83)
                          --------  --------  --------  --------  --------  --------  --------   --------  ---------  ---------
                          --------  --------  --------  --------  --------  --------  --------   --------  ---------  ---------

                                    (92)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE.

None.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June, 1995 or if such definitive proxy statement is not filed with the Commission prior to April 30, 1995, to an amendment to this report on Form 10-K405 filed under cover of Form 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)        The following documents are filed as part of this report:

           1. The financial statements as indicated in the index is set forth on page 53.
           2.   Financial Statement schedule:
                                                                        Page
                                                                         No.
                                                                        ----

                Schedule supporting consolidated financial statements:
                  Schedule II - Valuation and Qualifying Accounts. . . . 94



Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

           3. Independent auditors report and accompanying financial statements of A-R Cable Services, Inc. are filed as part of this report on page 95.
           4.  The Index to Exhibits is on page 115.

(b)       Reports on Form 8-K:

There were no reports on Form 8k filed during the last quarter of the fiscal period covered by this report.

                                    (93)

                                                CABLEVISION SYSTEMS CORPORATION
                                                          SCHEDULE II
                                               VALUATION AND QUALIFYING ACCOUNTS
                                                    (Dollars in thousands)




                                     Balance at
                                     Beginning     Charged to Costs     Charged to     Deductions-    Balance at
                                     of Period       and Expenses     Other Accounts   Write-Offs    End of Period
                                     -----------   ----------------   --------------   -----------   -------------

YEAR ENDED DECEMBER 31, 1994

    Allowance for doubtful
      accounts. . . . . . . .         $5,055           $11,849           $    -         $(6,817)        $10,087
                                      ------           -------           ------         --------        -------
                                      ------           -------           ------         --------        -------

YEAR ENDED DECEMBER 31, 1993

    Allowance for doubtful
      accounts. . . . . . . .         $3,232           $ 9,138           $    -         $(7,315)        $ 5,055
                                      ------           -------           ------         --------        -------
                                      ------           -------           ------         --------        -------

YEAR ENDED DECEMBER 31, 1992

    Allowance for doubtful
      accounts. . . . . . . .         $1,965           $ 5,654           $1,972         $(6,359)        $ 3,232
                                      ------           -------           ------         --------        -------
                                      ------           -------           ------         --------        -------










                                    (94)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
                          (a wholly-owned subsidiary of
                        Cablevision Systems Corporation)

                        Consolidated Financial Statements

                           December 31, 1994 and 1993

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
A-R Cable Services, Inc.


We have audited the accompanying consolidated balance sheets of A-R Cable Services, Inc. (a wholly-owned subsidiary of Cablevision Systems Corporation) and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-R Cable Services, Inc. and subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As described in Note 7 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a prospective basis in 1993.

                                               /s/  KPMG Peat Marwick LLP
                                               ---------------------------
                                                    KPMG Peat Marwick LLP

Jericho, New York
March 10, 1995
                                    (96)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                                 (in thousands)


                                                                 1994        1993
                                                               ---------    --------
             ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . .      $     41    $    398

Accounts receivable trade (less allowance for doubtful . .
           accounts of $321 and $260). . . . . . . . . . .         1,345       1,369

Notes and other receivables. . . . . . . . . . . . . . . .         1,616       1,524

Prepaid expenses . . . . . . . . . . . . . . . . . . . . .           621         647

Property, plant and equipment, net . . . . . . . . . . . .       107,004      99,109

Subscriber lists, net of accumulated amortization of . . .
           $53,760 and $46,080 . . . . . . . . . . . . . .         7,040      14,720

Franchises, net of accumulated amortization of . . . . . .
           $226,707 and $194,320 . . . . . . . . . . . . .        13,493      45,880

Excess costs over fair value of net assets acquired, net of
           accumulated amortization of $60,683 and $52,077       111,833     120,439

Deferred financing and other costs, net of accumulated . .
           amortization of $6,295 and $4,665 . . . . . . .         3,132       4,262
                                                                --------    --------
                                                                $246,125    $288,348
                                                                --------    --------
                                                                --------    --------







                            See accompanying notes to
                       consolidated financial statements.


                                    (97)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                                 (in thousands)

                                                            1994          1993
                                                          --------     --------
             LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Accounts payable . . . . . . . . . . . . . . . . . . . .  $ 14,175     $ 14,566
Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . .     6,475        1,754
           Payroll and related benefits. . . . . . . . .     1,677        1,956
           Franchise fees. . . . . . . . . . . . . . . .     1,424        1,556
           Insurance . . . . . . . . . . . . . . . . . .       942          989
           Other . . . . . . . . . . . . . . . . . . . .     5,461        6,673
Amounts payable to affiliates, net . . . . . . . . . . .       238          602
Due to parent. . . . . . . . . . . . . . . . . . . . . .    11,325        7,191
Senior term loan . . . . . . . . . . . . . . . . . . . .   400,575      397,500
Capital lease obligations. . . . . . . . . . . . . . . .        71          232
Subscriber deposits. . . . . . . . . . . . . . . . . . .       782          873
Deferred income taxes. . . . . . . . . . . . . . . . . .     6,082       20,127
                                                          --------     --------
           Total liabilities . . . . . . . . . . . . . .   449,227      454,019
                                                          --------     --------
Commitments and contingencies

Preferred Stock - Series A . . . . . . . . . . . . . . .   170,812      141,578
                                                          --------     --------
Preferred Stock - Series B . . . . . . . . . . . . . . .    61,678       54,502
                                                          --------     --------
Stockholder's deficiency:
           Common stock $.50 par value, 20,000 shares
             authorized, 19,000 shares issued and
             outstanding . . . . . . . . . . . . . . . .     9,500        9,500
           Paid-in capital . . . . . . . . . . . . . . .    41,350       41,350
           Accumulated deficit . . . . . . . . . . . . .  (486,442)    (412,601)
                                                          --------     --------
             Total stockholder's deficiency. . . . . . .  (435,592)    (361,751)
                                                          --------     --------
                                                         $ 246,125    $ 288,348
                                                          --------     --------
                                                          --------     --------



                             See accompanying notes
                      to consolidated financial statements.


                                    (98)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)


                                                                      1994        1993       1992
                                                                     --------   --------   --------
Revenues (including affiliate amounts of
           $1,306, $1,090 and $862). . . . . . . . . . . . . .       $107,026   $108,711   $105,629
                                                                     --------   --------   --------
Operating expenses:
           Technical expenses (including affiliate amounts of
            $2,246, $2,787 and $2,690) . . . . . . . . . . . .         38,269     38,316     36,107
           Selling, general and administrative expenses (including
            affiliate amounts of $7,262, $7,174 and $5,102). .         22,592     24,664     19,860
           Depreciation and amortization . . . . . . . . . . .         64,695     63,731     50,204
                                                                     --------   --------   --------
                                                                      125,556    126,711    106,171
                                                                     --------   --------   --------

             Operating loss. . . . . . . . . . . . . . . . . .        (18,530)   (18,000)      (542)

Other income (expense):
           Interest expense, net (including affiliate amounts of
            $659, $244 and $0) . . . . . . . . . . . . . . . .        (33,572)   (27,894)   (44,326)
           Loss on retirement of debt. . . . . . . . . . . . .              -       (390)    (2,435)
           Gain on retirement of 1987 Cumulative Preferred
            Stock. . . . . . . . . . . . . . . . . . . . . . .                         -     33,509
           Miscellaneous, net. . . . . . . . . . . . . . . . .           (799)      (792)    (2,051)
                                                                     --------   --------   --------
Net loss before income tax benefit . . . . . . . . . . . . . .        (52,901)   (47,076)   (15,845)

Income tax benefit . . . . . . . . . . . . . . . . . . . . . .         14,045     14,168          -
                                                                     --------   --------   --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .        (38,856)   (32,908)   (15,845)
                                                                     --------   --------   --------
Dividend requirements applicable to:
           1987 Cumulative Preferred Stock . . . . . . . . . .              -          -     (1,415)
           Series A Preferred Stock. . . . . . . . . . . . . .        (28,236)   (23,512)   (13,066)
           Series B Preferred Stock. . . . . . . . . . . . . .         (6,749)    (5,998)    (3,504)
                                                                     --------   --------   --------
                                                                      (34,985)   (29,510)   (17,985)
                                                                     --------   --------   --------
Net loss applicable to common stockholder. . . . . . . . . . .       $(73,841)  $(62,418)  $(33,830)
                                                                     --------   --------   --------
                                                                     --------   --------   --------



                             See accompanying notes
                      to consolidated financial statements.


                                    (99)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)

                                               Common Stock
                                              ---------------   Paid-In   Accumulated
                                              Shares   Amount   Capital     Deficit       Total
                                              ------   ------   -------   -----------   ----------

Balance December 31, 1991. . . . . . . . .    19,000   $9,500   $40,500    $(316,353)   $(266,353)

           Preferred dividend requirements         -        -         -      (17,985)     (17,985)
           Net loss. . . . . . . . . . . .         -        -         -      (15,845)     (15,845)
                                              ------   ------   -------    ----------   ---------
Balance December 31, 1992. . . . . . . . .    19,000    9,500    40,500     (350,183)    (300,183)

           Preferred dividend requirements         -        -         -      (29,510)     (29,510)
           Net loss. . . . . . . . . . . .         -        -         -      (32,908)     (32,908)
           Capital contributions . . . . .         -       -        850            -          850
                                              ------   ------   -------    ----------   ---------
Balance December 31, 1993. . . . . . . . .    19,000    9,500    41,350     (412,601)    (361,751)

           Preferred dividend requirements         -        -         -      (34,985)     (34,985)
           Net loss. . . . . . . . . . . .         -        -         -      (38,856)     (38,856)
                                              ------   ------   -------    ----------   ---------
Balance December 31, 1994. . . . . . . . .    19,000   $9,500   $41,350    $(486,442)   $(435,592)
                                              ------   ------   -------    ----------   ---------
                                              ------   ------   -------    ----------   ---------
















                             See accompanying notes
                      to consolidated financial statements.

                                    (100)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)


                                                                 1994        1993        1992
                                                               --------    --------    --------
Cash flows from operating activities:
           Net loss. . . . . . . . . . . . . . . . . . . . .   $(38,856)   $(32,908)   $(15,845)
           Adjustments to reconcile net loss to net
            cash provided by operating activities:
             Income tax benefit. . . . . . . . . . . . . . .    (14,045)    (14,168)        -
             Depreciation and amortization . . . . . . . . .     64,695      63,731     50,204
             Amortization of deferred financing costs. . . .      1,630       1,577      1,487
             Amortization of original issue discount
              on subordinated notes payable. . . . . . . . .          -           -     16,911
             Loss on retirement of debt. . . . . . . . . . .          -         390      2,435
             Gain on retirement of cumulative preferred
              stock. . . . . . . . . . . . . . . . . . . . .          -           -    (33,509)
             (Gain) loss on sale of equipment. . . . . . . .        165        (104)       449
           Change in assets and liabilities:
             Decrease in accounts receivable trade . . . . .         24          24        371
             Increase in notes and other receivables . . . .        (92)       (463)      (238)
             Decrease (increase) in prepaid expenses . . . .         26         (32)        60
             Increase (decrease) in accounts payable . . . .       (391)      5,298      1,112
             Increase (decrease) in accrued liabilities. . .      3,051       3,800     (5,316)
             Increase (decrease) in amounts payable to
              affiliates, net. . . . . . . . . . . . . . . .       (364)       (192)        73
             Increase in due to parent . . . . . . . . . . .      4,134       4,292      2,034
             Decrease in subscriber deposits . . . . . . . .        (91)        (77)       (69)
                                                               --------    --------    --------
              Total adjustments. . . . . . . . . . . . . . .     58,742      64,076     36,004
                                                               --------    --------    --------
              Net cash provided by operating activities. . .     19,886      31,168     20,159
                                                               --------    --------    --------
Cash flows from investing activities:
           Capital expenditures. . . . . . . . . . . . . . .    (24,404)    (25,220)   (10,724)
           Proceeds from sale of equipment . . . . . . . . .        322         242        137
                                                               --------    --------    --------
            Net cash used in investing activities. . . . . .   $(24,082)   $(24,978)  $(10,587)
                                                               --------    --------    --------
                                                               --------    --------    --------






                             See accompanying notes
                      to consolidated financial statements.


                                    (101)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)
                                   (continued)



                                                            1994        1993       1992
                                                           -------    --------   --------
Cash flows from financing activities:
           Proceeds from senior debt . . . . . . . . . .   $ 9,500    $ 39,639   $ 95,803
           Repayments of senior debt . . . . . . . . . .    (6,425)    (17,500)   (31,692)
           Redemption of subordinated notes payable. . .         -     (28,793)  (219,861)
           Proceeds from issuance of Series A Preferred
            Stock. . . . . . . . . . . . . . . . . . . .       998           -    105,000
           Proceeds from issuance of Series B Preferred
            Stock. . . . . . . . . . . . . . . . . . . .       427           -     45,000
           Capital contributions . . . . . . . . . . . .         -         850          -
           Repayment of capital lease obligations. . . .      (161)       (299)      (451)
           Additions to deferred financing and other costs    (500)       (206)    (3,611)
                                                           -------    --------   --------
            Net cash provided by (used in) financing
             activities. . . . . . . . . . . . . . . . .     3,839      (6,309)    (9,812)
                                                           -------    --------   --------

Net decrease in cash and cash equivalents. . . . . . . .      (357)       (119)      (240)

Cash and cash equivalents at beginning of year . . . . .       398         517        757
                                                           -------    --------   --------

Cash and cash equivalents at end of year . . . . . . . .    $   41     $   398   $    517
                                                           -------    --------   --------
                                                           -------    --------   --------















                             See accompanying notes
                      to consolidated financial statements.

                                    (102)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)


NOTE 1.    THE COMPANY

A-R Cable Services, Inc. ("A-R Cable" or the "Company") a wholly-owned subsidiary of Cablevision Systems Corporation ("CSC") or ("Parent") was organized for the purpose of constructing and operating cable television systems.

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

In connection with Warburg Pincus' investment in the Company, upon the receipt of certain regulatory approvals, Warburg Pincus will be permitted to elect three of the six members of the Company's board of directors, will have approval rights over certain major corporate decisions of the Company and will be entitled to 60% of the vote on all matters on which holders of capital stock are entitled to vote (other than the election of directors). CSC (through a wholly- owned subsidiary) continues to own the common stock, as well as the Series B Preferred Stock, and CSC continues to manage the Company under a management agreement that provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid annual amounts thereon at a rate of 10% per annum. The 3-1/2% fee is payable by the Company only after repayment in full of its senior debt and certain other obligations. Under certain circumstances, the fee is subject to reduction to 2-1/2% of gross receipts.

After May 11, 1997, either Warburg Pincus or CSC may irrevocably cause the sale of the Company, subject to certain conditions. In certain circumstances, Warburg Pincus may cause the sale of the Company prior to that date. If Warburg Pincus initiates the sale, CSC will have the right to purchase the Company through an appraisal procedure. CSC's purchase right may be forfeited in certain circumstances. Upon the sale of the

                                    (103)

                     A-R CABLE SERVICES, INC. AND SUBSIDIARIES
          (a wholly-owned subsidiary of Cablevision Systems Corporation)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in thousands)
                                   (continued)

Company, the net sales proceeds, after repayment of all outstanding indebtedness and other liabilities, will be used as follows: first, to repay Warburg Pincus' investment in the Series A Preferred Stock; second, to repay CSC's investment in the Series B Preferred Stock; third, to repay the accumulated unpaid dividends on the Series A Preferred Stock (19% annual rate); fourth, to repay the accumulated unpaid dividends on the Series B Preferred Stock (12% annual rate); fifth, to pay CSC for all accrued and unpaid management fees together with accrued but unpaid interest thereon; sixth, pro rata 60% to the Series A Preferred Stockholders, 4% to the Series B Preferred Stockholders and 36% to the common stockholder(s).

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

In October and November 1992, the Company repurchased approximately $6,900 principal amount of the A-R Cable Notes and in February 1993, the Company redeemed all of its remaining outstanding A-R Cable Notes in the aggregate principal amount of $28,793 (plus accrued interest of $522) in accordance with the terms of the Indenture with respect to the A-R Cable Notes. The funds for such redemptions were obtained from the proceeds of additional borrowings provided by GECC under the Company's secured revolving credit line.

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

Property, plant and equipment are being depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases.

DEFERRED FINANCING COSTS

Costs incurred to obtain debt are deferred and amortized on the straight-line basis over the life of the related debt.

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

INCOME TAXES

The Company is not a member of the CSC consolidated group for federal tax purposes and, accordingly, files a separate federal income tax return on behalf of itself and its consolidated subsidiaries.

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

CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $26,672, $25,030 and $43,008 during the years ended December 31, 1994, 1993 and 1992, respectively. The Company's noncash investing and financing activities included preferred stock dividend requirements of $34,985, $29,510 and $17,985 in 1994, 1993 and 1992,
respectively.

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items which are depreciated over the estimated useful lives shown below:

                                December 31,   December 31,    Estimated
                                   1994           1993        Useful Lives
                                ------------   ------------   ------------
Distribution systems . . . . . . $199,702       $178,469      5-15 years
Machinery and equipment. . . . .   6,038           5,532      5-7 years
Furniture and fixtures . . . . .   1,327           1,229      7 years
Vehicles . . . . . . . . . . . .   7,256           6,387      4 years
Buildings. . . . . . . . . . . .   2,047           2,047      25 years
Leasehold improvements . . . . .   1,273           1,075      Life of lease
Land . . . . . . . . . . . . . .     920             920      -
                                --------        --------
                                 218,563         195,659
Less accumulated depreciation
  and amortization . . . . . . . 111,559          96,550
                                --------        --------
                                $107,004        $ 99,109
                                --------        --------
                                --------        --------

NOTE 5.    SENIOR TERM LOAN

The Company's outstanding borrowings under its senior term loan and revolving lines of credit (the "Senior Term Loan") with GECC amounted to $400,575 and $397,500 at December 31, 1994 and 1993, respectively. The facility consists of a $285,000 senior term loan, $95,000 in special funding advances and a $45,000 revolving line of credit. The Senior Term Loan and revolving line of credit are non-amortizing and mature on December 30, 1997. The special funding advances require amortization, amounting to $3,750 per quarter, commencing January 1, 1997. The balance is due on December 30, 1997. Aggregate undrawn funds available under the revolving line of credit at December 31, 1994 amounted to approximately $24,425 of which $191 was restricted for certain letters of credit issued on behalf of the Company.

                                    (106)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)


Interest rates on $400,575 of the Senior Term Loan are at floating rates based on either GECC's LIBOR (as defined in the agreement) or Index Rate plus applicable percentages, which vary depending upon certain prescribed financial ratios. The weighted average interest rate approximated 9.05% at December 31, 1994. In addition, the Company entered into an interest rate cap agreement with a bank on a notional amount of $155,000 which limits the interest rate the Company will pay on that amount to 7.25%. The cap agreement terminates in May 1995. The Company is exposed to credit loss in the event of nonperformance by the other party to the cap agreement.
However, the Company does not anticipate nonperformance by the counterparty.

Substantially all of the assets of the Company have been pledged to secure the borrowings under the Senior Term Loan agreement.

The Senior Term Loan agreement contains various restrictive covenants, among which are the maintenance of certain financial ratios, limitations regarding certain transactions by the Company, prohibitions against the transfer of funds to the parent company (except for reimbursement of certain expenses) and limitations on levels of permitted capital expenditures. The Company was in compliance with all of the covenants of its Senior Term Loan agreement at December 31, 1994.

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

In connection with the consummation of the tender offer for the A-R Cable Notes, Warburg Pincus purchased a new Series A Preferred Stock of the Company for a cash investment of $105,000, and CSC purchased a new Series B Preferred Stock of the Company for a cash investment of $45,000. During 1994, Warburg Pincus purchased additional shares of the new Series A Preferred Stock for a cash investment of $998 and CSC purchased additional shares of the new Series B Preferred Stock for a cash investment of $427. The Series A Preferred Stock is entitled to a 19% annual dividend.

                                    (107)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

The Series B Preferred Stock is entitled to a 12% annual dividend. Dividends on the Series A and Series B Preferred Stock are not payable until the repayment in full of all outstanding indebtedness to GECC (see Note 5).

NOTE 7.    INCOME TAXES

The Company's tax returns for the years 1984 to 1989 have been examined by the Internal Revenue Service and certain issues related to the amortization of intangible assets are being appealed by the Company. Management believes that any settlement arising out of this examination will not have a material adverse effect on the financial position of the Company.

At December 31, 1994, the Company had a net operating loss carry forward of approximately $217,644, which expires in varying amounts from 2003 to 2009. Due to the 1992 transaction (Note 2), the Company underwent an ownership change within the meaning of Internal Revenue Code Section 382. This would limit the amount of net operating loss carry forward from the period prior to the transaction that could be utilized to offset any taxable income in periods subsequent to the transaction. There is a pro rata allocation in the year that the ownership change occurs. Therefore, of the $217,644 of net operating loss carry forwards for tax purposes, $201,588 is restricted and $16,056 is currently available.

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

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1994 and 1993 are as follows:

  DEFERRED ASSET (LIABILITY)                1994            1993
  --------------------------              --------       --------
    Depreciation and amortization         $(23,760)      $(39,294)
    Benefit plans                              674          1,111
    Allowance for doubtful accounts            148            118
    Benefits of tax loss carry forwards     82,705         78,566
    Other                                     (701)         1,055
                                          --------       --------
      Net deferred tax assets               59,066         41,556
    Valuation allowance                    (65,148)       (61,683)
                                          --------       --------
      Net deferred tax liabilities        $ (6,082)      $(20,127)
                                          --------       --------
                                          --------       --------



The Company has provided a valuation allowance of $65,148 for deferred tax assets since realization of these assets was not assured due to the Company's history of operating losses. Also, in connection with the acquisition of the Company by CSC in January 1988, the Company recorded certain fair value adjustments net of their tax effects. In accordance with SFAS 109, these assets have been adjusted to their remaining pre tax amounts at January 1, 1993, the date the Company adopted SFAS 109. Amortization of these amounts in 1994 and 1993 resulted in the recognition of income tax benefits of $14,045 and $14,168, respectively.

NOTE 8.    AFFILIATE TRANSACTIONS

The Company has an agreement with CSC whereby commencing January 1, 1993 the Company is managed by CSC in exchange for a management fee of 3-1/2% of gross receipts, as defined. Interest on unpaid amounts accumulates at a rate of 10% per annum.

Such management fees amounted to $3,738 and $3,801 in 1994 and 1993, respectively, and interest thereon amounted to $659 and $244 in 1994 and 1993, respectively.

The Company is also charged for cost reimbursement and an allocation of certain selling, general and administrative expenses by CSC. For the years ended December 31, 1994, 1993 and 1992 these cost reimbursements and expense allocations approximated $3,524, $3,373, and $2,719, respectively. In accordance with certain restrictive covenants

                                    (109)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)


contained in its Senior Term Loan agreement, the Company may not pay in excess of specified amounts, subject to certain escalation provisions, of allocated corporate overhead expenses charged by CSC in any fiscal year. At December 31, 1994 and 1993, the total balance due CSC for management fees, interest, cost reimbursement and such allocated expenses amounted to $11,325 and $7,191, respectively.

CSC has interests in several companies engaged in providing cable television services and programming services to the cable television industry, including the Company. During 1994, 1993 and 1992, the Company was charged approximately $2,246, $2,787 and $2,690, respectively, by these companies for these services and the total amount due these companies as of December 31, 1994 and 1993 was $238 and $602, respectively.

NOTE 9.    BENEFIT PLANS

Prior to 1993, the Company was a participant, with other affiliates, in a defined contribution pension plan covering substantially all of its employees. The Company contributed three percent of each eligible employee's annual compensation, as defined, and employees could voluntarily contribute up to ten percent of their annual compensation.

Effective January 1, 1993, the Board of Directors of CSC approved the adoption of an amended and restated Pension and 401(K) Savings Plan (the "Plan"), in part to permit employees of CSC and its affiliates to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(K) of the Internal Revenue Code, and to introduce new investment options under the Plan. The Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan (the "Pension Plan") and an equivalent amount to the section 401(K) portion of the Plan (the "Savings Plan"). Employees may voluntarily contribute up to 15% of eligible compensation, subject to certain restrictions, to the Savings Plan, with an additional matching contribution by the Company of 1/4 of 1% for each 1% contributed by the employee, up to a maximum contribution by the Company of 1/2 of 1%. Employee contributions are fully vested as are employer base contributions to the Savings Plan. Employer contributions to the Pension Plan and matching contributions to the Savings Plan become vested in years three through seven. Total expense related to these plans for the years ended December 31, 1994, 1993 and 1992 was approximately $334, $339 and $234, respectively.

The Company does not provide any postretirement benefits to its employees.

                                    (110)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 10.    OPERATING LEASES

The Company leases certain office, production, satellite transponder, and transmission facilities under terms of operating leases expiring at various dates. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1994, 1993 and 1992 was approximately $1,240, $842 and $910, respectively.

In addition, the Company rents space on utility poles for its operations.
The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1994, 1993 and 1992 was approximately $1,745, $1,507 and $1,265, respectively.

The minimum future annual rentals for all operating leases, including pole rentals, from January 1, 1995 through December 31, 1999 at rates now in force are approximately: 1995, $2,621; 1996, $2,553; 1997, $2,128; 1998, $1,882;
1999, $1,757.

NOTE 11.    RECENT CABLE TELEVISION REGULATIONS

In October, 1992, the Congress of the United States passed the Cable Television Consumer Protection and Competition Act of 1992 (Cable Act) which among other matters, provides for the regulation of basic and cable programming services. In April 1993, the Federal Communications Commission ("FCC") adopted regulations governing rates for basic and cable programming services which became effective September 1, 1993. Under the provisions of these regulations, certain revenues derived from cable television are determined under either a "benchmark" or "cost of service" method. Effective September 1, 1993 the Company's systems had set their rates using the benchmark method which compares the Company's rates to those which are in effect at cable systems deemed to face effective competition by the FCC.

In February 1994 and November 1994, the FCC significantly modified the September 1993 rate regulations. These modifications were designed to further reduce subscriber rates and most annual basic and cable programming service rate increases (other than per-event and per-channel services), as well as to provide cable television system operators financial incentive to introduce new programming services. Management has implemented the rules in a manner it believes to be consistent with the regulations promulgated by the FCC and, accordingly, does not expect such modifications to have a material adverse effect on the future operations of the Company.

                                    (111)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 12.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL
            INSTRUMENTS

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

INTEREST RATE CAP AGREEMENT

The fair value of the interest rate cap agreement is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current credit worthiness of the counterparties.

The fair value of the Company's financial instruments are summarized as follows:

                                             December 31, 1994
                                          -----------------------
                                          Carrying     Estimated
                                           Amount      Fair Value
                                          ---------    ----------
  Long term debt instruments:
   Senior term loans . . . . . . . . .     $400,575     $400,575
                                           --------     --------
  Interest rate cap agreement
   In a net receivable position. . . .     $    -0-     $     21
                                           --------     --------
                                           --------     --------

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                    (112)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1995.

                                              Cablevision Systems Corporation

                                              By:/s/  William J. Bell
                                                 -----------------------
                                              Name:   William J. Bell
                                              Title:  Vice Chairman

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

           Name                       Title                          Date
           ----                       -----                          ----
/s/  Charles F. Dolan         Chairman of the Board of Directors  March 29, 1995
     ------------------------ and Chief Executive Officer
     Charles F. Dolan         (Principal Executive Officer)

/s/  Barry J. O'Leary         Senior Vice President-Finance and   March 29, 1995
     ------------------------ Treasurer (Principal Financial
     Barry J. O'Leary         Officer)

/s/  Jerry Shaw               Vice President and Controller       March 29, 1995
     ------------------------ (Principal Accounting Officer)
     Jerry Shaw


                                    (113)

                                 SIGNATURES
                                 (continued)

/s/  William J. Bell          Vice Chairman and Director          March 29, 1995
     ------------------------
     William J. Bell

/s/  Marc A. Lustgarten       Vice Chairman and Director          March 29, 1995
     ------------------------
     Marc A. Lustgarten

/s/  Robert S. Lemle          Executive Vice President, General   March 29, 1995
     ------------------------ Counsel, Secretary and Director
     Robert S. Lemle

/s/  Sheila A. Mahony         Vice President and Director         March 29, 1995
     ------------------------
     Sheila A. Mahony

/s/  John Tatta               Director and Chairman of the        March 29, 1995
     ------------------------ Executive Committee
     John Tatta

/s/                           Director
     ------------------------
     James L. Dolan

/s/  Patrick F. Dolan         Director                            March 29, 1995
     ------------------------
     Patrick F. Dolan

/s/  Francis F. Randolph, Jr. Director                            March 29, 1995
     ------------------------
     Francis F. Randolph, Jr.

/s/  Daniel T. Sweeney        Director                            March 29, 1995
     ------------------------
     Daniel T. Sweeney

/s/  Charles D. Ferris        Director                            March 29, 1995
     ------------------------
     Charles D. Ferris

/s/  Richard H. Hochman       Director                            March 29, 1995
     ------------------------
     Richard H. Hochman

     Victor Oristano          Director                            March 29, 1995
     ------------------------
     Victor Oristano

/s/  A. Jerrold Perenchio     Director                            March 29, 1995
     ------------------------
     A. Jerrold Perenchio


                                    (114)

                                INDEX TO EXHIBITS


EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
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

3.1B                --Certificate of Designations for the Series E Redeemable
                    Exchangeable Convertible Preferred Stock (incorporated
                    herein by reference to the Company's Report on form 10-K/A for the year ended December 31, 1993, filed on April 13,
                    1994)

3.1C                --Certificate of Designations for the Series F Redeemable
                    Preferred Stock (incorporated herein by reference to the Company's Report on Form 10-K/A for the year ended December
                    31, 1993, filed on April 13, 1994)

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

3.2C --Amendment to By-laws and complete copy of amended and restated By-laws.

4.1 --Indenture dated as of November 10, 1988 relating to the Registrant's $200,000,000 Senior Subordinated Debentures due October 15, 2003 (incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9046
                    (the "1988 10-K").

                                    (115)


                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
-------                            -----------                                       ----
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

10.21 --New Ventures Agreement, dated as of April 20, 1989, among the Registrant and certain of its subsidiaries, and National Broadcasting Company, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit
                    2.3 to the April 1989 8-K)

10.22               --Letter Agreement dated as of December 19, 1991 among U.S.
                    Cable Television Group, L.P., V Cable, Inc. and General
                    Electric Capital Corporation (incorporated herein by reference to Exhibit 2(a) to the January 1992 8-K).

10.23               --Letter Agreement dated as of December 19, 1991 among
                    General Electric Capital Corporation, the Registrant and
                    V Cable, Inc. (incorporated herein by reference to Exhibit
                    2(b) to the January 1992 8-K).

10.24 --Amendment dated February 12, 1992 to Letter Agreement dated as of December 19, 1991 among General Electric
                    Capital Corporation, the Registrant and V Cable, Inc.
                    (incorporated herein by reference to Exhibit 2(b) to the March 1992 Form 8).

                                    (118)


                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
-------                            -----------                                       ----
10.25               --Purchase and Reorganization Agreement dated as of
                    December 20, 1991 between the Registrant and Charles F.
                    Dolan (incorporated herein by reference to Exhibit 2(c) to the January 1992 8-K).

10.26 --Amendment No. 1 dated as of March 28, 1992 to Purchase and Reorganization Agreement dated as of December 20, 1991 between the Registrant and Charles F. Dolan (incorporated herein by reference to Exhibit 2(g) to the March 1992 Form
                    8).

10.27               --Letter Agreement dated February 12, 1992, among the
                    Registrant, A-R Cable Services, Inc. and Warburg Pincus
                    Investors, L.P. (incorporated herein by reference to Exhibit 28(a) to the Registrant's Current Report on Form
                    8-K under the Securities Exchange Act of 1934 dated
                    February 21, 1992 (the "February 1992 8-K")).

10.28               --Letter Agreement dated February 12, 1992 among the
                    Registrant, A-R Cable Services, Inc. and General Electric
                    Capital Corporation (incorporated herein by reference to Exhibit 28(b) to the February 1992 8-K).

10.29               --Letter Agreement dated February 12, 1992 among the
                    Registrant and A-R Cable Services, Inc. (incorporated herein by reference to Exhibit 28(b) to the February 1992
                    8-K).

10.30 --Non-Competition Agreement, dated as of December 31, 1992, among V Cable, Inc., VC Holding, Inc. and the Registrant, for the benefit of V Cable, Inc., VC Holding, Inc. and
                    General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.37 to the 1992 10-K).

10.31 --Non-Competition Agreement, dated as of December 31, 1992, between U.S. Cable Television Group, L.P. and the
                    Registrant, for the benefit of U.S. Cable Television Group,
                    L.P. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.38 to the 1992 10-K).

10.32 --CSC Nonrecourse Guaranty and Pledge Agreement, dated as of December 31, 1992, between the Registrant and General
                    Electric Capital Corporation, as Agent for the Lenders
                    (incorporated herein by reference to Exhibit 10.39 to the 1992 10-K).

                                    (119)


                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
-------                            -----------                                       ----
10.33               --U.S. Cable Investment Agreement, dated as of June 30,
                    1992, among V Cable, Inc., V Cable GP, Inc., U.S. Cable
                    Television Group, L.P. and U.S. Cable Partners
                    (incorporated herein by reference to Exhibit 10.40 to the
                    1992 10-K).

10.34               --Newco Investment Agreement, dated as of December 31,
                    1992, among VC Holding, Inc., V Cable, Inc. and U.S. Cable
                    Television Group (incorporated herein by reference to Exhibit 10.41 to the 1992 10-K).

10.35 --Senior Loan Agreement, dated as of December 31, 1992, among V Cable, Inc., the Lenders named therein and General
                    Electric Capital Corporation, as Agent for the Lenders and as Lender (incorporated herein by reference to Exhibit
                    10.42 to the 1992 10-K).

10.36 --Senior Loan Agreement, dated as of December 31, 1992, among U.S. Cable Television Group, L.P., the Lenders named therein and General Electric Capital Corporation, as Agent for the Lenders and as Lender (incorporated herein by reference to Exhibit 10.43 to the 1992 10-K).

10.37               --Cablevision Systems Corporation Amended and Restated
                    Employee Stock Plan (incorporated herein by reference to Exhibit 10.46 to the 1992 10-K).

10.38               --Cablevision Systems Corporation 401(K) Savings Plan
                    (incorporated herein by reference to Exhibit 10.47 to the 1992 10-K).

10.39               --Fourth Amended and Restated Credit Agreement, dated as of
                    June 18, 1993, among Cablevision of New York City - Phase I
                    L.P., Cablevision Systems New York City Corporation,
                    Cablevision of New York City- Master L.P., each of the
                    Banks signatory thereto, The Chase Manhattan Bank (National
                    Associates) as Agent and The First National Bank of Chicago and CIBC, Inc. each as Co-Agent (incorporated herein by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

                                    (120)


                                INDEX TO EXHIBITS
                                   (continued)


EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
-------                            -----------                                       ----
10.40               --Asset Purchase Agreement, dated as of July 23, 1993, by
                    and between Cablevision of Cleveland, L.P. and North Coast
                    Cable Limited Partnership (incorporated herein by reference to Exhibit 10.50 to the Company's Quarterly Report on Form
                    10-Q for the fiscal quarter ended June 30, 1993).

10.41               --Master Agreement, dated as of October 26, 1993, between
                    Cablevision MFR, Inc., Monmouth Cablevision Associates,
                    Framingham Cablevision Associates and Riverview Cablevision
                    Associates, L.P. (incorporated herein by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-
                    Q for the fiscal quarter ended September 30, 1993 (the
                    "September 1993 10-Q").

10.42 --Asset Purchase Agreement, dated as of October 26, 1993, between Monmouth Cablevision Associates and Cablevision
                    MFR, Inc. (incorporated herein by reference to Exhibit
                    10.52 to the September 1993 10-Q).

10.43 --Asset Purchase Agreement, dated as of October 26, 1993, between Framingham Cablevision Associates, Limited
                    Partnership and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.53 to the September 1993 10-Q).

10.44 --Asset Purchase Agreement, dated as of October 26, 1993 between Riverview Cablevision Associates, L.P. and
                    Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.54 to the September 1993 10-Q).

10.45               --Asset Purchase Agreement among A-R Cable Partners,
                    Nashoba Communications Limited Partnership, Nashoba
                    Communications Limited Partnership No. 7 and Nashoba
                    Communications of Belmont Limited Partnership dated as of November 5, 1993 (incorporated herein by reference to Exhibit 10.55 to the September 1993 10-Q).

10.46               --Preferred Stock Purchase Agreement, dated as of March 30,
                    1994, by and among the Company and Toronto Dominion
                    Investments, Inc. (incorporated herein by reference to Exhibit 10.56 of the Company's Report on Form 10-K/A for the year ended December 31, 1993 filed on April 13, 1994).

                                    (121)


                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
-------                            -----------                                       ----
10.47               --Registration Rights Agreement, dated as of March 30,
                    1994, by and among the Company and Toronto Dominion
                    Investments, Inc. (Incorporated herein by reference to
                    Exhibit 10.57 of the Company's Report on Form 10-K/A for
                    the year ended December 31, 1993, filed on April 13, 1994).

10.48               --Loan Agreement, dated as of June 30, 1994 among Rainbow
                    Programming Holdings, Inc., the Guarantors as defined therein, Toronto-Dominion Bank, the other banks party thereto and Toronto-Dominion (Texas), Inc., as Agent
                    (incorporated herein by reference to Exhibit 10.58 to the Company's June 30, 1994 10-Q).

10.49               --Acquisition Agreement and Plan of Merger and
                    Reorganization, dated as of June 14, 1994, among Cablevision of Boston Limited Partnership, Cablevision of
                    Boston, Inc., Charles F. Dolan, Cablevision Systems Boston
                    Corporation, Cablevision Systems Corporation, COB, Inc.,
                    Cablevision Systems Services Corporation and Cablevision
                    Finance Limited Partnership (incorporated herein by reference to Exhibit 10.59 to the Company's June 30, 1994
                    10-Q).

10.50               --Credit Agreement, dated as of June 15, 1994, among
                    Cablevision of Framingham, Inc., the several lenders parties thereto, The Chase Manhattan Bank, N.A., as Agent and CIBC Inc., as Co-Agent (incorporated herein by reference to Exhibit 10.60 to the Company's June 30, 1994
                    10-Q).

10.51               --Amendment No. 1, dated as of August 8, 1994, to the
                    Credit Agreement, dated as of June 15, 1994, among
                    Cablevision of Framingham, Inc., the several lenders parties thereto, the Chase Manhattan Bank, N.A., as Agent and CIBC, Inc., as Co-Agent (incorporated herein by reference to Exhibit 10.61 to the Company's June 30, 1994
                    10-Q).

10.52 --Asset Purchase Agreement, dated as of October 26, 1993, between Monmouth Cablevision Associates and Cablevision
                    MFR, Inc. as amended by Amendment No. 1 thereto, dated as of April 6, 1994 and Amendment No. 2 thereto, dated as of June 3, 1994 (restated) (incorporated herein by reference to Exhibit 10.62 to the Company's June 30, 1994 10-Q).

                                    (122)


                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
-------                            -----------                                       ----
10.53               --Asset Purchase Agreement, dated as of October 26, 1993,
                    between Riverview Cablevision Associates, Limited
                    Partnership, and Cablevision MFR, Inc., as amended by
                    Amendment No. 1 thereto, dated as of April 6, 1994 and
                    Amendment No. 2 thereto, dated as of June 3, 1994
                    (restated) (incorporated herein by reference to Exhibit
                    10.63 to the Company's June 30, 1994 10-Q).

10.54 --Asset Purchase Agreement, dated as of October 26, 1993, between Framingham Cablevision Associates, Limited
                    Partnership, and Cablevision MFR, Inc., as amended and assigned to Cablevision Framingham Holdings, Inc. by
                    Amendment No. 1 thereto, dated as of April 6, 1994, and as further amended by Amendment No. 2 thereto, dated as of June 3, 1994 (restated) (incorporated herein by reference to Exhibit 10.64 to the Company's June 30, 1994 10-Q).

10.55               --Credit Agreement, dated as of June 15, 1994 (the "Credit
                    Agreement"), by and among Cablevision MFR, Inc.,
                    Cablevision of Riverview, Inc. and Cablevision of Monmouth,
                    Inc., the Lenders from time to time party thereto and NationsBank of Texas, N.A., as Administrative Lender
                    (incorporated herein by reference to Exhibit 10.65 to the Company's June 30, 1994 10-Q).

10.56               --Agreement, dated as of August 15, 1994 among ITT
                    Corporation, the Registrant and Rainbow Programming
                    Holdings, Inc. (incorporated herein by reference to Exhibit
                    10.65 of the Registrants report on Form 8-K dated September
                    21, 1994.

10.57               --Amendment Agreement, dated as of September 12, 1994 among
                    ITT Corporation, the Registrant and Rainbow Programming
                    Holdings, Inc. (incorporated herein by reference to Exhibit
                    10.66 of the Registrants report on Form 8-K dated September
                    21, 1994.

10.58               --Agreement and Plan of Merger, (the "MSG Merger
                    Agreement") dated as of August 27, 1994 among Viacom Inc.,
                    Paramount Communications Realty Corporation, ITT
                    Corporation, Rainbow Garden Corporation and MSG Holdings,
                    Inc. (incorporated herein by reference to Exhibit 10.67 of the Registrants report on Form 8-K dated September 21,
                    1994.


                                    (123)


                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
-------                            -----------                                       ----
10.59               --Fourth Amended and Restated Credit Agreement, dated as of
                    October 14, 1994, among Cablevision Systems Corporation,
                    the Restricted Subsidiaries (as defined therein) banks
                    party thereto, Toronto Dominion (Texas), Inc., as Agent,
                    and Bank of Montreal, Chicago Branch, The Bank of New York,
                    The Bank of Nova Scotia, The Canadian Imperial Bank of
                    Commerce and NationsBank of Texas, N.A., as Co-Agents
                    (incorporated herein by reference to Exhibit 10.68 to the
                    Company's September 30, 1994 10-Q).

10.60               --First Amended and Restated Credit Agreement, dated as of
                    October 14, 1994, among Cablevision of New Jersey, Inc.
                    Cablevision Systems Corp., the banks party thereto, Toronto
                    Dominion (Texas), Inc., as Agent and Bank of Montreal,
                    Chicago Branch, The Bank of New York, The Bank of Nova
                    Scotia, The Canadian Imperial Bank of Commerce and
                    NationsBank of Texas, N.A., as Co-Agents (incorporated herein by reference to Exhibit 10.69 to the Company's
                    September 30, 1994 10-Q).

10.61               --Amendment No. 1 to Fourth Amended and Restated Credit
                    Agreement, dated as of October 14, 1994, among Cablevision
                    Systems Corporation, the Restricted Subsidiaries (as defined therein) banks party thereto, Toronto Dominion
                    (Texas), Inc., as Agent, and Bank of Montreal, Chicago
                    Branch, The Bank of New York, The Bank of Nova Scotia, The
                    Canadian Imperial Bank of Commerce and NationsBank of
                    Texas, N.A., as Co-Agents.

10.62               --Amendment No. 1 to First Amended and Restated Credit
                    Agreement, dated as of October 14, 1994, among Cablevision of New Jersey, Inc. Cablevision Systems Corp., the banks party thereto, Toronto Dominion (Texas), Inc., as Agent and
                    Bank of Montreal, Chicago Branch, The Bank of New York, The
                    Bank of Nova Scotia, The Canadian Imperial Bank of Commerce and NationsBank of Texas, N.A., as Co-Agents.

10.63               --Amended and Restated Loan Agreement, dated as of January
                    27, 1995 among Rainbow Programming Holdings, Inc., the guarantors (as defined therein), Toronto Dominion (Texas)
                    Inc. and Canadian Imperial Bank of Commerce, as co-agents and Toronto Dominion (Texas), Inc., as administrative agent.

                                    (124)


                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                              PAGE
  NO.                              DESCRIPTION                                        NO.
-------                            -----------                                       ----
10.64               --Amendment No. 1 dated as of March 10, 1995 to the MSG
                    Merger Agreement

10.65               --Amendment No. 2 dated as of March 10, 1995 to the MSG
                    Merger Agreement

10.66 --Agreement and undertaking, dated as of March 10, 1995 from MSG Holdings, LP, MSG Eden Corporation, the
                    Registrant, Rainbow Programming Holdings, Inc., Rainbow
                    Garden Corporation, Garden L.P. Holdings Corp., ITT
                    Corporation, ITT Eden Corp. in favor of the National
                    Basketball Association (the "NBA"), the member terms of the NBA, NBA Properties, Inc., the NBA Market Extension
                    Partnership and Planet Insurance, Ltd.

10.67 --Consent Agreement, dated as of March 10, 1995 by and among the National Hockey League, MSG Holdings, L.P., MSG
                    Eden Corporation, ITT Eden Corporation, ITT MSG Inc., ITT
                    Corporation, Garden L.P. Holdings Corp., Rainbow Garden
                    Corporation, Rainbow Programming Holdings Inc. and the
                    Registrant.

10.68               --Amendment to consulting agreement dated as of November
                    28, 1994 between the Company and John Tatta.

10.69 --Employment Agreement, dated as of November 30, 1994, between the Registrant and William J. Bell.

10.70 --Employment Agreement, dated as of November 30, 1994, between the Registrant and Marc A. Lustgarten.

10.71 --Employment Agreement, dated as of November 30, 1994, between the Registrant and Robert S. Lemle.

22                  --Subsidiaries of the Registrant

23.1                --Consent of Independent Auditors

27                  --Financial Data Schedule

28.1                --Form of Guarantee and Indemnification Agreement among
                    Dolan, the Registrant and directors and officers of the Registrant (incorporated herein by reference to Exhibit 28 to the S-1)

                                    (125)