Form 10-Q
period 1995-03-31
CABLEVISION SYSTEMS CORP
filed 1995-05-05
CIK 784681

                                    FORM 10-Q

(Mark One)
[   X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1995
                               -------------------------------------------------
                                       OR

[        ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    --------------------

                 Commission File Number:          1-9046
                                          ----------------------
                          Cablevision Systems Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          11-2776686
- -------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                       11797
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (516) 364-8450
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


Number of shares of common stock outstanding as of April 27, 1995:
                    Class A Common Stock 12,047,335
                    Class B Common Stock 11,678,922


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1995 and 1994
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                         1995           1994
                                                                         ----           ----

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  245,401      $ 176,087
                                                                      ----------      ---------
Operating expenses:
  Technical. . . . . . . . . . . . . . . . . . . . . . . . . . .          93,225         66,036
  Selling, general and
    administrative . . . . . . . . . . . . . . . . . . . . . . .          55,817         29,819
  Restructuring charge . . . . . . . . . . . . . . . . . . . . .              --          4,306
  Depreciation and amortization. . . . . . . . . . . . . . . . .          82,654         54,773
                                                                      ----------      ---------
                                                                         231,696        154,934
                                                                      ----------      ---------

      Operating profit . . . . . . . . . . . . . . . . . . . . .          13,705         21,153
                                                                      ----------      ---------

Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . .         (75,728)       (58,668)
  Interest income. . . . . . . . . . . . . . . . . . . . . . . .             400            221
  Share of affiliates' net losses. . . . . . . . . . . . . . . .         (29,105)       (17,282)
  Write off of deferred financing costs. . . . . . . . . . . . .          (2,888)            --
  Provision for preferential payment to
    related party. . . . . . . . . . . . . . . . . . . . . . . .          (1,400)        (1,400)
  Minority interest. . . . . . . . . . . . . . . . . . . . . . .          (2,110)            --
  Miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .          (1,376)        (1,151)
                                                                      ----------      ---------
                                                                        (112,207)       (78,280)
                                                                      ----------      ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (98,502)       (57,127)

Dividend requirements applicable to preferred
  stocks . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,471)          (221)
                                                                      ----------      ---------
Net loss applicable to common
  shareholders . . . . . . . . . . . . . . . . . . . . . . . . .      $ (100,973)     $ (57,348)
                                                                      ----------      ---------
                                                                      ----------      ---------

Net loss per common share. . . . . . . . . . . . . . . . . . . .      $    (4.27)     $   (2.46)
                                                                      ----------      ---------
                                                                      ----------      ---------

Average number of common shares
  outstanding (in thousands) . . . . . . . . . . . . . . . . . .          23,669         23,277
                                                                      ----------      ---------
                                                                      ----------      ---------

                           See accompanying notes to
                       consolidated financial statements.


                                      (2)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



      ASSETS                                                                          March 31,    December 31,
                                                                                        1995           1994
                                                                                       ------         ------
                                                                                     (unaudited)

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  21,533     $   11,350

Accounts receivable trade (less allowance for doubtful accounts of
  $10,648 and $10,087) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,790         72,881

Notes receivable affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,964          2,143

Notes and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .         15,813         14,280

Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . .         15,066         18,950

Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . .        893,065        886,028

Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .        149,030         42,954

Advances to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,265         36,681

Acquisition related costs and deposits . . . . . . . . . . . . . . . . . . . . .             --          1,844

Feature film inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        152,398        129,496

Franchises, net of accumulated amortization of
  $260,042 and $240,609. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        417,253        436,686

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
  $494,155 and $475,673. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        411,235        430,028

Deferred financing, acquisition and other costs, net of
  accumulated amortization of $19,888 and $18,422. . . . . . . . . . . . . . . .         49,681         50,949

Deferred interest expense, net of accumulated amortization of
  $31,607 and $28,095. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,631         42,143
                                                                                    -----------    -----------
                                                                                    $ 2,269,724    $ 2,176,413
                                                                                    -----------    -----------
                                                                                    -----------    -----------


                           See accompanying notes to
                       consolidated financial statements.


                                      (3)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     March 31,     December 31,
                                                                                       1995           1994
                                                                                      ------         ------
                                                                                    (unaudited)


      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   111,423     $  120,627
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42,163         39,322
  Payroll and related benefits . . . . . . . . . . . . . . . . . . . . . . . . .         34,630         34,085
  Franchise fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,982         19,179
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,319         86,047
Accounts payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .         25,979         22,273
Feature film rights payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        129,992        110,542
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,478,103      1,335,419
Senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        871,919        862,440
Subordinated debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        623,552        623,534
Subordinated notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        141,268        141,268
Obligation to related party. . . . . . . . . . . . . . . . . . . . . . . . . . .        188,845        193,079
Capital lease obligations and other debt . . . . . . . . . . . . . . . . . . . .         10,870         13,496
                                                                                    -----------    -----------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,772,045      3,601,311
                                                                                    -----------    -----------

Deficit investment in affiliates . . . . . . . . . . . . . . . . . . . . . . . .        416,922        393,637
                                                                                    -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, 110,622 shares issued
    ($100 per share liquidation preference). . . . . . . . . . . . . . . . . . .              1              1
  8% Series D Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, none issued ($100 per
    share liquidation preference). . . . . . . . . . . . . . . . . . . . . . . .             --             --
  Series E Redeemable Exchangeable Convertible Preferred
    Stock, $.01 par value, 100,000 shares authorized and
    issued ($1,000 per share liquidation preference) . . . . . . . . . . . . . .              1              1
  Class A Common Stock, $.01 par value, 50,000,000 shares
    authorized, 12,019,010 and 11,850,242 shares issued. . . . . . . . . . . . .            120            119
  Class B Common Stock, $.01 par value, 20,000,000 shares
    authorized, 11,678,781 and 11,787,622 shares issued. . . . . . . . . . . . .            117            118
  Par value in excess of capital contributed . . . . . . . . . . . . . . . . . .        (73,530)       (74,016)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,842,715)    (1,741,521)
                                                                                    -----------    -----------
                                                                                     (1,916,006)    (1,815,298)
  Less treasury stock, at cost (50,000 shares) . . . . . . . . . . . . . . . . .         (3,237)        (3,237)
                                                                                    -----------    -----------
  Total stockholders' deficiency . . . . . . . . . . . . . . . . . . . . . . . .     (1,919,243)    (1,818,535)
                                                                                    -----------    -----------
                                                                                    $ 2,269,724    $ 2,176,413
                                                                                    -----------    -----------
                                                                                    -----------    -----------


                             See accompanying notes
                     to consolidated financial statements.


                                      (4)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                         1995           1994
                                                                                        ------         ------

Cash flows from operating activities:
  Net loss. . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($98,502)      $(57,127)
                                                                                       --------       --------

  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .         82,654         54,773
      Share of affiliates' net losses. . . . . . . . . . . . . . . . . . . . . .         29,105         17,282
      Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,110             --
      Amortization of deferred financing . . . . . . . . . . . . . . . . . . . .          1,236          1,040
      Amortization of deferred interest. . . . . . . . . . . . . . . . . . . . .          3,512          3,512
      Amortization of debenture discount . . . . . . . . . . . . . . . . . . . .             18             36
      Accretion of interest on debt. . . . . . . . . . . . . . . . . . . . . . .          9,479          8,617
      Write off of deferred finance costs. . . . . . . . . . . . . . . . . . . .          2,888             --
      Loss on sale of equpiment. . . . . . . . . . . . . . . . . . . . . . . . .          1,029            753
      Changes in assets and liabilities net of effects
        of acquisitions:
          Decrease in accounts receivable trade. . . . . . . . . . . . . . . . .          6,091          6,069
          Decrease in notes receivable, affiliates . . . . . . . . . . . . . . .            179            179
          Increase in notes and other receivables. . . . . . . . . . . . . . . .         (2,151)        (1,269)
          Decrease (increase) in prepaid expenses and
            other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,774           (903)
          Decrease (increase) in advances to affiliates. . . . . . . . . . . . .           (584)           350
          Increase in feature film inventory . . . . . . . . . . . . . . . . . .        (22,902)            --
          Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . .         (9,204)        (7,842)
          Increase in accrued interest . . . . . . . . . . . . . . . . . . . . .          2,841         11,143
          Increase (decrease) in accrued payroll and
           related benefits. . . . . . . . . . . . . . . . . . . . . . . . . . .            545         (2,722)
          Decrease in accrued franchise fees . . . . . . . . . . . . . . . . . .         (6,197)        (6,245)
          Increase (decrease) in accrued liabilities, other. . . . . . . . . . .         14,272         (6,290)
          Increase in accounts payable to affiliates . . . . . . . . . . . . . .          3,706          1,970
          Increase in feature film rights payable. . . . . . . . . . . . . . . .         19,450             --
                                                                                       --------       --------
            Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . .        139,851         80,453
                                                                                       --------       --------

    Net cash provided by operating activities. . . . . . . . . . . . . . . . . .      $  41,349    $    23,326
                                                                                       --------       --------



                             See accompanying notes
                     to consolidated financial statements.


                                      (5)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             (Dollars in thousands)
                                   (Unaudited)
                                    continued


                                                                                         1995           1994
                                                                                        ------         ------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (52,264)     $ (66,026)
  Proceeds from sale of plant and equipment. . . . . . . . . . . . . . . . . . .            123            620
  Additions to intangible assets . . . . . . . . . . . . . . . . . . . . . . . .             (9)           (11)
  (Increase) decrease in acquisition related costs and deposits. . . . . . . . .          1,844            (63)
  (Increase) decrease in investments in affiliates, net. . . . . . . . . . . . .            (52)         3,056
  Payments for acquisition, net of cash acquired . . . . . . . . . . . . . . . .       (110,906)       (98,911)
                                                                                      ---------      ---------

    Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .       (161,264)      (161,335)
                                                                                      ---------      ---------

Cash flows from financing activities:
  Proceeds from bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .        257,732        174,463
  Repayment of bank debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (115,048)      (108,579)
  Proceeds from senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000          2,500
  Repayment of senior debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,000)        (6,000)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,692)          (442)
  Issuance of Redeemable Exchangeable Convertible
    Preferred Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        100,000
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .            986            374
  Decrease in obligation to related party. . . . . . . . . . . . . . . . . . . .         (4,234)        (4,218)
  Payments of capital lease obligations and other debt . . . . . . . . . . . . .         (2,626)          (641)
  Additions to deferred financing and other costs. . . . . . . . . . . . . . . .         (4,020)          (798)
                                                                                      ---------      ---------

    Net cash provided by financing activities. . . . . . . . . . . . . . . . . .        130,098        156,659
                                                                                      ---------      ---------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .         10,183         18,650

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .         11,350         12,944
                                                                                      ---------      ---------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .      $  21,533      $  31,594
                                                                                      ---------      ---------
                                                                                      ---------      ---------



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


Note 2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1995 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1995.


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


Note 4.   CASH FLOWS (continued)

$58,642 and $33,998 for the three months ended March 31, 1995 and 1994, respectively. The Company's noncash financing activities for the three months ended March 31, 1994 included capital lease obligations of $22 incurred when the Company entered into leases for new equipment.


Note 5.   RECENT DEVELOPMENTS

On March 10, 1995, MSG Holdings, L.P. ("Holdings"), a partnership between a subsidiary of Rainbow Programming Holdings, Inc. ("Rainbow Programming"), a wholly owned subsidiary of the Company, and a subsidiary of ITT Corporation, a Delaware corporation ("ITT"), acquired Madison Square Garden Corporation ("MSG") in a transaction in which MSG merged with and into Holdings. The purchase price paid by Holdings for MSG was $1,009,100.

Holdings funded the purchase price of the acquisition through (i) borrowings of $289,100 under a $450,000 credit agreement among Holdings, various lending institutions and Chemical Bank as administrative agent, (ii) an equity contribution from Rainbow Programming of $110,000 and (iii) an equity contribution from ITT of $610,000. ITT, Rainbow Programming and the Company are parties to an agreement made as of August 15, 1994 (the "Bid Agreement") pursuant to which it has been agreed that within 12 months following the MSG closing, Rainbow Programming may elect to acquire interests in Holdings from ITT sufficient to equalize the equity ownership of ITT and Rainbow Programming in Holdings (the "Equalization Interest"). Rainbow Programming has the option during the 12 months following the MSG acquisition closing to (i) acquire all or a portion of the Equalization Interest for cash (including interest on such Equalization Interest at the rate of 11 1/2% per year calculated from the MSG acquisition closing date), (ii) maintain its investment at the initial level, or
(iii) require ITT to purchase one half of Rainbow Programming's initial interest in Holdings at the price paid by Rainbow Programming plus an adjustment for Rainbow Programming's share of Holdings' operating income after interest expense following the MSG acquisition closing. Rainbow Programming has until one year from the time of the MSG acquisition closing to make its election and has not yet decided which alternative it will pursue.

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

Pursuant to an agreement between Rainbow Programming and National Broadcasting Company, Inc. ("NBC"), NBC may require Rainbow Programming, by notice given on or before April 13, 1995, to purchase its interests in SportsChannel (New York) Associates ("SCNY") and Rainbow News 12 Company (the "NBC Put") for an aggregate purchase price which, as of April 7, 1995, would amount to approximately $93,000 subject to certain adjustments. On April 7, 1995 NBC elected to require Rainbow Programming to purchase such interests. Rainbow Programming has 120 days from April 7, 1995 to consummate the acquisition. On January 27, 1995, Rainbow Programming entered into an amended and restated credit agreement with Toronto Dominion (Texas), Inc. and the Canadian Imperial Bank of Commerce, as co-agents, and a group of banks increasing Rainbow Programming's credit facility from $105,000 to $202,000 to provide funds in the event the NBC Put was exercised.


                                       (9)

                         CABLEVISION SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA


                                                                       Three Months Ended March 31,
                                                          -----------------------------------------------------
                                                                   1995                         1994
                                                          -----------------------      ------------------------     (Increase)
                                                                         % of Net                      % of Net      Decrease
                                                          Amount         Revenues      Amount          Revenues     in Net loss
                                                          ------         --------      ------          --------     -----------
                                                                          (Dollars in thousands)

Revenues . . . . . . . . . . . . . . . . . . . . .      $ 245,401           100%      $ 176,087           100%       $ 69,314

Operating expenses:
  Technical. . . . . . . . . . . . . . . . . . . .         93,225             38         66,036             37        (27,189)
  Selling, general &
    administrative . . . . . . . . . . . . . . . .         55,817             23         29,819             17        (25,998)
  Restructuring charge . . . . . . . . . . . . . .             --             --          4,306              2          4,306
  Depreciation and
    amortization . . . . . . . . . . . . . . . . .         82,654             34         54,773             31        (27,881)
                                                        ---------                     ---------                      --------
Operating profit . . . . . . . . . . . . . . . . .         13,705              6         21,153             12         (7,448)
Other expense:
  Interest expense, net. . . . . . . . . . . . . .        (75,328)           (31)       (58,447)           (33)       (16,881)
  Share of affiliates' net loss. . . . . . . . . .        (29,105)           (12)       (17,282)           (10)       (11,823)
  Write-off of deferred financing
    costs. . . . . . . . . . . . . . . . . . . . .         (2,888)            (1)            --             --         (2,888)
  Provision for preferential
    payment to related party . . . . . . . . . . .         (1,400)            (1)        (1,400)            (1)            --
  Minority interest. . . . . . . . . . . . . . . .         (2,110)            (1)            --             --         (2,110)
  Miscellaneous, net . . . . . . . . . . . . . . .         (1,376)            (1)        (1,151)            (1)          (225)
                                                        ---------                     ---------                      --------
Net loss . . . . . . . . . . . . . . . . . . . . .      $ (98,502)           (40)%    $ (57,127)           (32)%     $(41,375)
                                                        ---------                     ---------                      --------
                                                        ---------                     ---------                      --------

OTHER OPERATING DATA:

Operating profit before depreciation
  and amortization (1) . . . . . . . . . . . . . . . . . . . . .        $ 96,359                     $  75,926

Currently payable interest expense, net. . . . . . . . . . . . .          61,483                        45,463

Net cash provided by operating activities (2). . . . . . . . . .          41,349                        23,326

Net cash used in investing activities (2). . . . . . . . . . . .         161,264                       161,335

Net cash provided by financing activities (2). . . . . . . . . .         130,098                       156,659


(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.
(2)  See Item 1. - "Consolidated Statements of Cash Flows".



                                      (10)

                         CABLEVISION SYSTEMS CORPORATION



1994 ACQUISITIONS In March 1994, the Company completed the acquisition of North Coast Cable; in July 1994, the Company through Rainbow Programming purchased an additional approximate 50% interest in American Movie Classics Company ("AMCC"), giving Rainbow Programming a 75% ownership interest in AMCC; and in August 1994, the Company consummated the acquisition of Monmouth Cablevision and Riverview Cablevision. The foregoing acquisitions will collectively be referred to as the "1994 Acquisitions".

REVENUES for the three months ended March 31, 1995 increased $69.3 million (39%) over the corresponding 1994 period. Approximately $51.8 million (29%) of the increase was attributable to the 1994 Acquisitions, with the remaining increase of approximately 10% resulting primarily from internal growth of 146,500 in the average number of subscribers during the three month 1995 period over the same period in 1994.

TECHNICAL EXPENSES increased $27.2 million (41%) for the three months ended March 31, 1995 compared to the same period in 1994. Approximately $18.8 million (29%) of the increase was a direct result of the 1994 Acquisitions. The remaining 12% increase was due primarily to increases in those costs directly associated with the internal growth in the average number of subscribers mentioned above. As a percentage of revenues, technical expenses remained relatively constant for the periods presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $26.0 million (87%) for the three months ended March 31, 1995 when compared to the same 1994 period. Approximately $12.7 million (43%) of the increase was related to the 1994 Acquisitions. Approximately $10.0 million (33%) of the increase shown in the 1995 period resulted from a credit adjustment made during the first quarter of 1994 in connection with an incentive stock plan. The remaining increase of $3.3 million (11%) resulted from higher administrative expenses and general cost increases. Excluding the effects of the credit adjustment in 1994 and the related incentive stock plan expense in 1995, selling, general and administrative expenses, as a percentage of revenues, would have remained relatively constant for the periods presented.

RESTRUCTURING CHARGE The Company recorded a one time charge in the first quarter of 1994 to provide for employee severance and related costs, resulting from a restructuring of its operations, which was undertaken in response to FCC-mandated rate reductions in substantially all of the Company's cable television systems.


                                      (11)

                         CABLEVISION SYSTEMS CORPORATION


OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $20.4 million (27%) to $96.4 million in the first quarter of 1995 from $75.9 million in the comparable 1994 period resulting from the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $27.9 million (51%) for the three months ended March 31, 1995 as compared to the same 1994 period, with 39% of the increase arising from the 1994 Acquisitions and the remaining 12% increase resulting from increased depreciation charges on capital expenditures made during 1995 and 1994, offset to some extent by decreased depreciation and amortization charges on assets which became fully depreciated during the periods.

NET INTEREST EXPENSE increased $16.9 million (29%) for the three months ended March 31, 1995 over the comparable 1994 period. An increase of 19% was attributable to the 1994 Acquisitions. The remaining 10% increase was primarily the result of generally higher interest rates during the 1995 period as compared to the same 1994 period.

SHARE OF AFFILIATES' NET LOSSES increased from $17.3 million to $29.1 million for the three months ended March 31, 1995 compared to the same 1994 period. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the three months ended March 31, 1995 and 1994 amounted to $27.3 million and $17.1 million, respectively, and in the net losses of certain programming businesses, in which the Company has varying ownership interests, which aggregated $1.8 million and $.2 million for the respective periods.

WRITE OFF OF DEFERRED FINANCING COSTS in 1995 relates primarily to costs associated with Rainbow Programming's original $105 million credit facility which was replaced in January 1995 with a new $202 million facility.

PROVISION FOR PREFERENTIAL PAYMENT TO RELATED PARTY consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992.

MINORITY INTEREST in 1995 represents NBC's share of the net income of AMCC.


                                      (12)

                         CABLEVISION SYSTEMS CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an unrestricted group of certain subsidiaries which includes V Cable, Inc. (including VC Holding), Rainbow Programming and Cablevision MFR, Inc. On October 14, 1994, CNYC, formerly an unrestricted subsidiary, became a member of the Restricted Group.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the three months ended March 31, 1995. (Rainbow Programming, Rainbow Advertising, WKNR and AMCC are included in"Other Unrestricted Subsidiaries").


                             Core                          Total                                        Other      Cablevision
                          Restricted                    Restricted                    Cablevision   Unrestricted     Systems
                             Group          CNYC           Group      V Cable,Inc.        MFR       Subsidiaries   Corporation
                          ----------        ----        ----------    ------------    -----------   ------------   -----------
                                                                (Dollars in thousands)


Net revenues               $111,756       $ 45,981     $  157,737       $ 35,528       $ 18,096       $ 34,040     $  245,401

Operating expenses:
  Technical                  41,278         21,190         62,468         14,223          5,890         10,644         93,225
  Selling, general and
  administrative             14,908         11,320         26,228          5,056          3,054         21,479         55,817
  Depreciation and
  amortization               31,634          9,997         41,631         18,946         16,327          5,750         82,654
                           --------       --------     ----------       --------       --------       --------     ----------

Operating profit
  (loss)                   $ 23,936 (1)   $  3,474 (1) $   27,410       $ (2,697)      $ (7,175)      $ (3,833)    $   13,705
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------

Currently payable
  interest expense         $ 35,430       $  2,793     $   38,223       $ 12,679       $  7,257       $  3,324     $   61,483
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------
Total interest expense     $ 36,067       $  3,021     $   39,088       $ 25,649       $  7,361       $  3,630     $   75,728
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------
Senior debt                $969,650       $139,300     $1,108,950       $871,919       $230,000       $150,023     $2,360,892
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------
Subordinated debt          $623,552       $     --     $  623,552       $     --       $141,268 (3)   $     --     $  764,820
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------

Obligation to related
  party                    $     --       $188,845 (2) $  188,845       $     --       $     --       $     --     $  188,845
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------

Deficit investment in
  affiliates               $401,608       $     --     $  401,608       $     --       $     --       $ 15,314     $  416,922
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------

Capital expenditures       $ 26,537       $ 17,516     $   44,053       $  4,892       $  2,387       $    937     $   52,264 (4)
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------
Ending Cable subscribers    936,000        335,000      1,271,000        367,000        165,000            --       1,803,000
                           --------       --------     ----------       --------       --------       --------     ----------
                           --------       --------     ----------       --------       --------       --------     ----------


(1)  Includes management fees from CNYC of $1,605.

(2) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC acquisition.

(3)  Guaranteed by the Restricted Group.

(4)  Includes intercompany elimination of $5



                                      (13)

                         CABLEVISION SYSTEMS CORPORATION


RESTRICTED GROUP

On March 10, 1995 the Company invested $110 million in the MSG acquisition. The funds were provided by borrowings under the Restricted Group's $1.5 billion credit agreement (the "Credit Agreement"). See Note 5 "Recent Developments".

On May 1, 1995 the Restricted Group, including CNYC, had total usage under the Credit Agreement of $1,126.3 million and Letters of Credit of $22.7 million issued on behalf of the Company and CNYC. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $351.0 million at May 1, 1995. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of May 1, 1995 the Company and CNYC had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $285 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of two years. The average effective annual interest rate on all bank debt outstanding as of March 31, 1995 was approximately 8.3%.

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


                                      (14)

                         CABLEVISION SYSTEMS CORPORATION


V CABLE

The long-term credit facilities extended by General Electric Capital Corporation ("GECC") to V Cable and VC Holding on December 31, 1992, refinanced all of
V Cable's pre-existing debt. Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $25.3 million, as of March 31, 1995, which loan accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. Under the credit agreement between VC Holding and GECC, GECC has extended to VC Holding a $505 million term loan (the "Series A Term Loan"), a $251.9 million term loan (the "Series B Term Loan") and a $25 million revolving line of credit (the "Revolving Line"). The Series A Term Loan and any amounts drawn under the Revolving Line pay current cash interest and mature on December 31, 2001. The Series B Term Loan does not pay cash interest but rather accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. On May 1, 1995 VC Holding had no amounts outstanding under the Revolving Line and had letters of credit issued approximating $1.8 million. Accordingly, unrestricted and undrawn funds under the VC Holding Revolving Line amounted to approximately $23.2 million on May 1, 1995.

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable, the present value of which amounted to $89.7 million at March 31, 1995. VC Holding and V Cable are required to apply all consolidated available cash flow (as defined), as well as the net proceeds of any disposition of assets, to the reduction of the VC Holding Term Loans and the V Cable Term Loan. A mandatory prepayment of the Series A Term Loan amounting to approximately $3.1 million was made on April 14, 1995 in accordance with this requirement.

After taking into account the reductions to regulated revenue arising from the latest round of FCC regulation, V Cable believes that it is likely that it will be unable to meet certain of its financial covenants during 1995. To remedy the anticipated covenant defaults, V Cable may request waivers and/or amendments to its credit agreement and/or seek equity contributions from the Restricted Group. In April 1995, the Restricted Group made an equity contribution of $1.2 million to enable V Cable to meet certain of its financial covenants. There can be no assurance as to V Cable's ability to accomplish any of these alternatives in the future or the terms or timing of such alternatives. Assuming any covenant defaults are waived or cured, V Cable anticipates that its cash flow from operations and amounts available under the VC Holding Revolving Line will be sufficient to service its debt, to fund its capital expenditures and to meet its working capital requirements through 1996.


                                      (15)

                         CABLEVISION SYSTEMS CORPORATION

MONMOUTH AND RIVERVIEW

Monmouth/Riverview are party to a credit facility with a group of banks led by Nations Bank of Texas, N.A., as agent (the "Monmouth/Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of May 1, 1995, Monmouth/Riverview had outstanding bank borrowings of $227 million. Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility amounted to approximately $58 million at May 1, 1995. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/Riverview to maintain certain financial ratios. Under the terms of the Monmouth/Riverview Credit Facility, Monmouth/Riverview is prohibited from transferring funds to Cablevision MFR. The weighted average interest rate on all bank indebtedness as of April 30, 1995 was approximately 8.7%.

On February 24, 1995 Monmouth/Riverview obtained a waiver from the banks party to the Monmouth/Riverview Credit facility of a default under a financial covenant and an amendment to other covenants through May 15, 1995. Monmouth/Riverview anticipates that it will be in default of certain of its financial covenants in 1995. Monmouth/Riverview is seeking an amendment of its credit agreement which will require equity contributions by the Restricted Group. There can be no assurance that such amendment can be obtained or that the Restricted Group will provide an equity contribution. The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement, assuming such amendment is obtained, will be sufficient to meet its debt service requirements including its amortization requirements and to fund its capital expenditures through 1996.

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


                                      (16)

                         CABLEVISION SYSTEMS CORPORATION


On July 11, 1994, Rainbow Programming entered into a $105 million credit facility with a group of banks. On January 27, 1995 Rainbow entered into an amended and restated credit facility with Toronto-Dominion (Texas), Inc., and Canadian Imperial Bank of Commerce, as co-agents and a group of banks for $202 million of which $108 million was drawn on such date to refinance the original facility. The balance of the funds could be used only to purchase NBC's 50% interest in SportsChannel (New York) Associates in the event NBC decided to exercise its option to sell such interests. The proceeds of the initial $105 million loan plus $76 million of equity from the Company were used to purchase Liberty Media's 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC. The credit facility is payable in full at maturity on December 31, 1996 and bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement. Repayment of the loan is anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing Rainbow Programming $202 million credit facility; (iii) refinancing the existing $57 million credit agreement of AMCC; (iv) the sale of equity interests in, or assets of, the programming businesses; and (v) advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted.

On March 10, 1995, MSG Holdings, L.P. ("Holdings"), a partnership between a subsidiary of Rainbow Programming and a subsidiary of ITT Corporation, a Delaware corporation ("ITT"), acquired Madison Square Garden Corporation ("MSG") in a transaction in which MSG merged with and into Holdings. The purchase price paid by Holdings for MSG was $1,009.1 million.

Pursuant to an agreement between Rainbow Programming and National Broadcasting Company, Inc. ("NBC"), NBC could require Rainbow Programming, by notice given on or before April 13, 1995, to purchase its interests in SportsChannel (New York) Associates ("SCNY") and Rainbow News 12 Company (the "NBC Put") for an aggregate purchase price which, as of April 7, 1995, would amount to approximately $93 million subject to certain adjustments. On April 7, 1995 NBC elected to require Rainbow Programming to purchase such interests. Rainbow Programming has 120 days from April 7, 1995 to consummate the acquisition.


                                      (17)

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

          The index to exhibits is on page 19.

     (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.


                                      (18)

                         CABLEVISION SYSTEMS CORPORATION

                                INDEX TO EXHIBITS




EXHIBIT                                                     PAGE
  NO.     DESCRIPTION                                       NO.
- -------   -----------                                       ----

27        Financial Data Schedule


                                      (19)

                         CABLEVISION SYSTEMS CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CABLEVISION SYSTEMS CORPORATION
                                                  Registrant




Date:      May 4, 1995              /s/William J. Bell
       --------------------        ------------------------------------------
                                   By:  William J. Bell, as Vice Chairman of
                                        Cablevision Systems Corporation




Date:      May 4, 1995              /s/Barry J. O'Leary
       --------------------        ------------------------------------------
                                   By:  Barry J. O'Leary, as Senior Vice
                                        President - Finance and Treasurer and
                                        Principal Financial Officer of
                                        Cablevision Systems Corporation




Date:      May 4, 1995              /s/Jerry Shaw
       --------------------        ------------------------------------------
                                   By:  Jerry Shaw, as Vice President and
                                        Controller and Chief Accounting
                                        Officer of Cablevision Systems
                                        Corporation


                                      (20)