Form 10-Q
period 1995-06-30
CABLEVISION SYSTEMS CORP
filed 1995-08-09
CIK 784681

                                    FORM 10-Q

(Mark One)
[   X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995
                               ----------------------------------------

                                       OR

[        ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    --------------------

                 Commission File Number:          1-9046
                                          ----------------------

                          Cablevision Systems Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            11-2776686
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York               11797
---------------------------------------           -------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:           (516) 364-8450
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
                           Yes  X           No
                              -----           -----

Number of shares of common stock outstanding as of August 4, 1995:
                        Class A Common Stock   12,220,055
                        Class B Common Stock   11,573,922


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                    Six Months Ended       Three Months Ended
                                        June 30,               June 30,
                                    ----------------       ------------------
                                    1995       1994        1995         1994
                                    ----       ----        ----         ----
Revenues . . . . . . . . . . . . . .$ 509,135 $ 368,177   $ 263,734    $ 192,090
                                   ---------  ---------   ---------    ---------
Operating expenses:
 Technical . . . . . . . . . . . . . 193,243    134,640     100,018       68,604
 Selling, general and
  administrative . . . . . . . . . . 131,611     72,404      75,794       42,585
 Restructuring charge. . . . . . . .      -       4,306           -            -
 Depreciation and amortization . . . 159,537    110,095      76,883       55,322
                                   ---------  ---------   ---------    ---------
                                     483,391    321,445     252,695      166,511
                                   ---------  ---------   ---------    ---------

     Operating profit. . . . . . . .  24,744     46,732      11,039       25,579
                                   ---------  ---------   ---------    ---------

Other income (expense):
 Interest expense. . . . . . . . . .(155,318)  (118,586)    (79,590)     (59,918)
 Interest income . . . . . . . . . .     790        492         390          271
 Share of affiliates' net losses . . (52,692)   (34,257)    (23,587)     (16,975)
 Write off on deferred financing
   costs . . . . . . . . . . . . . .  (2,888)         -           -            -
 Provision for preferential
   payment to related party. . . . .  (2,800)    (2,800)     (1,400)      (1,400)
 Minority interest . . . . . . . . .  (4,276)         -      (2,166)           -
 Miscellaneous . . . . . . . . . . .  (2,999)    (3,432)     (1,623)      (2,281)
                                   ---------  ---------   ---------    ---------
                                    (220,183)  (158,583)   (107,976)     (80,303)
                                   ---------  ---------   ---------    ---------

Net loss . . . . . . . . . . . . .  (195,439)  (111,851)    (96,937)     (54,724)

Dividend requirements applicable
  to preferred stocks. . . . . . .    (4,918)    (2,054)     (2,447)      (1,833)
                                   ---------  ---------   ---------    ---------
Net loss applicable to common
 shareholders. . . . . . . . . . . $(200,357) $(113,905) $  (99,384)  $  (56,557)
                                   ---------  ---------   ---------    ---------
                                   ---------  ---------   ---------    ---------
Net loss per common share. . . . . $   (8.45) $   (4.88) $    (4.18)  $    (2.42)
                                   ---------  ---------   ---------    ---------
                                   ---------  ---------   ---------    ---------
Average number of common shares
 outstanding (in thousands). . . .    23,710     23,323      23,751       23,368
                                   ---------  ---------   ---------    ---------
                                   ---------  ---------   ---------    ---------


                            See accompanying notes to
                       consolidated financial statements.

                                       (2)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


               ASSETS                                          June 30,        December 31,
                                                                 1995             1994
                                                               --------         --------
                                                             (unaudited)
Cash and cash equivalents. . . . . . . . . . . . . . . . .    $  23,487       $   11,350

Accounts receivable trade (less allowance for doubtful
  accounts of $11,210 and $10,087) . . . . . . . . . . . .       71,406           72,881

Notes receivable affiliates. . . . . . . . . . . . . . . .        1,786            2,143

Notes and other receivables. . . . . . . . . . . . . . . .       16,086           14,280

Prepaid expenses and other assets. . . . . . . . . . . . .       13,256           18,950

Property, plant and equipment, net . . . . . . . . . . . .      916,312          886,028

Investments in affiliates. . . . . . . . . . . . . . . . .      144,541           42,954

Advances to affiliates . . . . . . . . . . . . . . . . . .       37,539           36,681

Acquisition related costs and deposits . . . . . . . . . .          -              1,844

Feature film inventory . . . . . . . . . . . . . . . . . .      151,113          129,496

Franchises, net of accumulated amortization of
  $278,674 and $240,609. . . . . . . . . . . . . . . . . .      398,621          436,686

Excess costs over fair value of net assets acquired and
  other intangible assets, net of accumulated
  amortization of $509,299 and $475,673. . . . . . . . . .      397,010          430,028

Deferred financing, acquisition and other costs, net of
  accumulated amortization of $21,887 and $18,422. . . . .       48,592           50,949

Deferred interest expense, net of accumulated
  amortization of $35,119 and $28,095. . . . . . . . . . .       35,119           42,143
                                                            -----------      -----------
                                                            $ 2,254,868      $ 2,176,413
                                                            -----------      -----------
                                                            -----------      -----------


                            See accompanying notes to
                       consolidated financial statements.

                                       (3)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                               June 30,     December 31,
                                                                1995            1994
                                                             -----------    -----------
                                                             (unaudited)
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable                                            $   117,203    $  120,627
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . .         42,250        39,322
  Payroll and related benefits . . . . . . . . . . . . .         41,445        34,085
  Franchise fees . . . . . . . . . . . . . . . . . . . .         16,854        19,179
  Other. . . . . . . . . . . . . . . . . . . . . . . . .        113,013        86,047
Accounts payable to affiliates . . . . . . . . . . . . .         27,577        22,273
Feature film rights payable. . . . . . . . . . . . . . .        131,026       110,542
Bank debt. . . . . . . . . . . . . . . . . . . . . . . .      1,499,762     1,335,419
Senior debt. . . . . . . . . . . . . . . . . . . . . . .        880,888       862,440
Subordinated debentures. . . . . . . . . . . . . . . . .        623,571       623,534
Subordinated notes payable . . . . . . . . . . . . . . .        141,268       141,268
Obligation to related party. . . . . . . . . . . . . . .        190,212       193,079
Capital lease obligations and other debt . . . . . . . .         10,241        13,496
                                                          -------------   -----------
  Total liabilities. . . . . . . . . . . . . . . . . . .      3,835,310     3,601,311
                                                           ------------   -----------
Deficit investment in affiliates . . . . . . . . . . . .        436,321       393,637
                                                           ------------   -----------
Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par
    value, 112,500 shares authorized, 110,622 shares
    issued ($100 per share liquidation preference) . . .              1             1
  8% Series D Cumulative Preferred Stock, $.01 par
    value, 112,500 shares authorized, none issued
    ($100 per share liquidation preference). . . . . . .              -             -
  Series E Redeemable Exchangeable Convertible
    Preferred Stock, $.01 par value, 100,000 shares
    authorized and issued ($1,000 per share liquidation
    preference). . . . . . . . . . . . . . . . . . . . .              1             1
  Class A Common Stock, $.01 par value, 50,000,000
    shares authorized, 12,116,867 and 11,850,242 shares
    issued . . . . . . . . . . . . . . . . . . . . . . .            121           119
  Class B Common Stock, $.01 par value, 20,000,000
    shares authorized, 11,673,922 and 11,787,622 shares
    issued . . . . . . . . . . . . . . . . . . . . . . .            117           118
  Par value in excess of capital contributed . . . . . .        (71,888)      (74,016)
  Accumulated deficit. . . . . . . . . . . . . . . . . .     (1,941,878)   (1,741,521)
                                                            -----------   -----------
                                                             (2,013,526)   (1,815,298)
  Less treasury stock, at cost (50,000 shares) . . . . .         (3,237)       (3,237)
                                                            -----------   -----------
  Total stockholders' deficiency . . . . . . . . . . . .     (2,016,763)   (1,818,535)
                                                            -----------   -----------
                                                            $ 2,254,868   $ 2,176,413
                                                            -----------   -----------
                                                            -----------   -----------

                             See accompanying notes
                      to consolidated financial statements.

                                       (4)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Dollars in thousands)
                                   (Unaudited)


                                                               1995                1994
                                                             --------            --------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . .      ($195,439)          $(111,851)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization.       . . . . . . .        159,537             110,095
    Share of affiliates' net losses. . .     . . . . .         52,692              34,257
    Minority interest. . . . . . . . . . . . . . . . .          4,276                  -
    Amortization of deferred financing . . . . . . . .          2,619               2,105
    Amortization of deferred interest. . . . . . . . .          7,024               7,024
    Amortization of debenture discount .     . . . . .             37                  74
    Accretion of interest on debt.       . . . . . . .         19,065              17,190
    Write off of deferred finance costs. . . . . . . .          2,888                   -
    Loss on sale of equpiment. . .   . . . . . . . . .          1,933               1,405
    Changes in assets and liabilities net of effects
     of acquisitions:
        Decrease (increase) in accounts receivable
         trade . . . . . . . . . . . . . . . . . . . .         1,475               (4,202)
        Decrease in notes receivable, affiliates . . .           357                  354
        Increase in notes and other receivables. . . .        (2,424)              (2,513)
        Decrease in prepaid expenses and other assets.         1,418                  258
        Decrease (increase) in advances to affiliates.          (858)                   7
        Increase in feature film inventory . . . . . .       (21,617)                   -
        Decrease in accounts payable . . . . . . . . .        (3,424)              (6,776)
        Increase in accrued interest . . . . . . . . .         2,928                  609
        Increase in accrued payroll and related
         benefits. . . . . . . . . . . . . . . . . . .         7,360                2,882
        Decrease in accrued franchise fees . . . . . .        (2,325)              (4,475)
        Increase (decrease) in accrued liabilities, other     26,966               (9,457)
        Increase in accounts payable to affiliates . .         5,304                6,958
        Increase in feature film rights payable. . . .        20,484                    -
                                                           ---------            ---------
          Total adjustments. . . . . . . . . . . . . .       285,715              155,795
                                                           ---------            ---------
Net cash provided by operating activities. . . . . . .     $  90,276            $  43,944
                                                           ---------            ---------

                             See accompanying notes
                      to consolidated financial statements.

                                       (5)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Dollars in thousands)
                                   (Unaudited)
                                    continued


                                                            1995                 1994
                                                         ----------            ----------
Cash flows from investing activities:
 Capital expenditures. . . . . . . . . . . . . . . . .   $ (119,180)           $(122,575)
 Proceeds from sale of plant and equipment . . . . . .          397                  832
 Additions to intangible assets. . . . . . . . . . . .         (928)                 (44)
 (Increase) decrease in acquisition related costs
   and deposits. . . . . . . . . . . . . . . . . . . .        1,844              (26,483)
 (Increase) decrease in investments in
   affiliates, net . . . . . . . . . . . . . . . . . .          249                2,513
 Payments for acquisition, net of cash acquired. . . .     (110,906)            (120,848)
                                                           ---------            --------
  Net cash used in investing activities. . . . . . . .     (228,524)            (266,605)
                                                           ---------            --------
Cash flows from financing activities:
 Proceeds from bank debt . . . . . . . . . . . . . . .      319,078              261,325
 Repayment of bank debt. . . . . . . . . . . . . . . .     (154,735)            (125,079)
 Proceeds from senior debt . . . . . . . . . . . . . .        6,500                2,500
 Repayment of senior debt. . . . . . . . . . . . . . .       (7,117)              (8,500)
 Preferred stock dividends . . . . . . . . . . . . . .       (4,918)              (2,054)
 Issuance of Redeemable Exchangeable Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .            -               98,625
 Issuance of common stock. . . . . . . . . . . . . . .        2,629                6,661
 Decrease in obligation to related party . . . . . . .       (2,867)              (2,871)
 Payments of capital lease obligations and other debt.       (3,255)              (1,323)
 Additions to deferred financing and other costs . . .       (4,930)              (2,168)
                                                           --------             --------

   Net cash provided by financing activities . . . . .      150,385              227,116
                                                           --------             --------

Net increase in cash and cash equivalents. . . . . . .       12,137                4,455

Cash and cash equivalents at beginning of year . . . .       11,350               12,944
                                                           --------             --------
Cash and cash equivalents at end of period . . . . . .   $   23,487           $   17,399
                                                           --------             --------
                                                           --------             --------



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


Note 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 1995 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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


Note 4.  CASH FLOWS (continued)

$123,645 and $91,262 for the six months ended June 30, 1995 and 1994, respectively. The Company's noncash financing activities for the six months ended June 30, 1994 included capital lease obligations of $4,020 incurred when the Company entered into leases for new equipment.


Note 5.  RECENT DEVELOPMENTS

Pursuant to an agreement between Rainbow Programming and National Broadcasting Company, Inc. ("NBC"), NBC had the right to require Rainbow Programming, by notice given on or before April 13, 1995, to purchase its interests in SportsChannel (New York) Associates ("SCNY") and Rainbow News 12 Company ("RN12") at a predetermined purchase price, subject to certain adjustments. On April 7, 1995 NBC elected to require Rainbow Programming to purchase such interests. On July 12, 1995, Rainbow Programming consummated the purchase of such interests, and, effective that date, the Company will consolidate the results of operations of SCNY and RN12. The aggregate purchase price amounted to approximately $95,500. Funds for the purchase and related fees were made available under Rainbow Programming's $202,000 amended and restated credit agreement and by an equity contribution of $2,500 from the Company. See Item 2.
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Rainbow Programming".


                                       (8)

                         CABLEVISION SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA
----------------------------
                                               Six Months Ended June 30,
                                        -----------------------------------------
                                              1995                   1994
                                        ------------------    -------------------     (Increase)
                                                    % of                   % of        Decrease
                                        Amount    Revenues    Amount     Revenues     in Net loss
                                        ------    --------    ------     --------     -----------
                                                   (Dollars in thousands)
Revenues . . . . . . . . . . . . . .  $ 509,135     100%    $ 368,177       100%       $140,958

Operating expenses:
  Technical. . . . . . . . . . . . .    193,243      38       134,640         37        (58,603)
  Selling, general &
    administrative . . . . . . . . .    131,611      26        72,404         20        (59,207)
  Restructuring charge . . . . . . .          -       -         4,306          1          4,306
  Depreciation and
    amortization . . . . . . . . . .    159,537      31       110,095         30        (49,442)
                                      ---------             ---------                  --------
Operating profit . . . . . . . . . .     24,744       5        46,732         13        (21,988)
Other expense:
  Interest expense, net. . . . . . .   (154,528)    (30)     (118,094)       (32)       (36,434)
  Share of affiliates' net loss. . .    (52,692)    (10)      (34,257)        (9)       (18,435)
  Write-off of deferred financing
    costs. . . . . . . . . . . . . .     (2,888)     (1)            -          -         (2,888)
  Provision for preferential
    payment to related party . . . .     (2,800)     (1)       (2,800)        (1)             -
  Minority interest. . . . . . . . .     (4,276)     (1)            -           -        (4,276)
  Miscellaneous, net . . . . . . . .     (2,999)     (1)       (3,432)        (1)           433
                                      ---------             ---------                  --------
Net loss . . . . . . . . . . . . . .  $(195,439)    (38)%   $(111,851)       (30)%     $(83,588)
                                      ---------             ---------                  --------
                                      ---------             ---------                  --------

OTHER OPERATING DATA:
---------------------

Operating profit before depreciation
  and amortization (1) . . . . . . .   $184,281             $ 156,827
Currently payable interest expense,
  net. . . . . . . . . . . . . . . .    126,573                92,193
Net cash provided by operating
  activities (2) . . . . . . . . . .     90,276                43,944
Net cash used in investing
  activities (2) . . . . . . . . . .    228,524               266,605
Net cash provided by financing
  activities (2) . . . . . . . . . .    150,385               227,116

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

                                       (9)

                         CABLEVISION SYSTEMS CORPORATION

STATEMENT OF OPERATIONS DATA
----------------------------
                                               Three Months Ended June 30,
                                        -----------------------------------------
                                              1995                   1994
                                        ------------------    -------------------     (Increase)
                                                    % of                   % of        Decrease
                                        Amount    Revenues    Amount     Revenues     in Net loss
                                        ------    --------    ------     --------     -----------
                                                   (Dollars in thousands)
Revenues . . . . . . . . . . . . . .  $ 263,734     100%    $ 192,090       100%       $ 71,644

Operating expenses:
 Technical . . . . . . . . . . . . .    100,018      38        68,604         36        (31,414)
 Selling, general &
   administrative. . . . . . . . . .     75,794      29        42,585         22        (33,209)
 Depreciation and
   amortization. . . . . . . . . . .     76,883      29        55,322         29        (21,561)
                                      ---------             ---------                  --------
Operating profit . . . . . . . . . .     11,039       4        25,579         13        (14,540)
Other expense:
 Interest expense, net . . . . . . .    (79,200)    (30)      (59,647)       (31)       (19,553)
 Share of affiliates' net loss . . .    (23,587)     (9)      (16,975)        (9)        (6,612)
 Provision for preferential
   payment to related party. . . . .     (1,400)      -        (1,400)        (1)             -
 Minority interest . . . . . . . . .     (2,166)     (1)            -           -        (2,166)
 Miscellaneous, net. . . . . . . . .     (1,623)     (1)       (2,281)        (1)           658
                                      ---------             ---------                  --------
Net loss . . . . . . . . . . . . . .  $ (96,937)    (37)%   $ (54,724)       (28)%     $(42,213)
                                      ---------             ---------                  --------
                                      ---------             ---------                  --------

OTHER OPERATING DATA:

Operating profit before depreciation
 and amortization (1). . . . . . . .   $ 87,922             $  80,901
Currently payable interest expense,
 net . . . . . . . . . . . . . . . .     65,090                46,730
Net cash provided by operating
 activities. . . . . . . . . . . . .     48,927                20,618
Net cash used in investing
 activities. . . . . . . . . . . . .     67,260               105,270
Net cash provided by financing
 activities. . . . . . . . . . . . .     20,287                70,457

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

REVENUES for the six and three months ended June 30, 1995 increased $141.0 million (38%) and $71.6 million (37%), respectively, when compared to the same periods in 1994. Increases of 26% and 24%, respectively, for the six and three month periods were attributable to the 1994 Acquisitions, with the remaining increases of 12% and 13%, respectively, resulting primarily from internal growth in the average number of subscribers (approximately 148,500 (11%) for the six month period).

TECHNICAL EXPENSES increased 43% and 46%, respectively, for the six and three months ended June 30, 1995 over the corresponding 1994 periods. Increases of approximately 25% and 23% for the respective six and three month periods were directly attributable to the 1994 Acquisitions. The remaining 18% and 23% increases were due primarily to increases in those costs directly associated with the internal growth in the average number of subscribers mentioned above. As a percentage of revenues, technical expenses increased 1% and 2%, respectively, for the six and three months ended June 30, 1995 over the same 1994 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 82% and 78%, respectively, for the six and three months ended June 30, 1995 over the comparable 1994 periods. Increases of 35% and 29% for the respective periods resulted from the 1994 Acquisitions. During 1995 and 1994, adjustments were made related to an incentive stock plan. Excluding these adjustments, and the effects of the 1994 Acquisitions, discussed above, selling, general and administrative expenses would have increased 14% and 18%, respectively, for the six and three months ended June 30, 1995 over the same 1994 periods primarily due to higher administrative and customer service costs, and as a percentage of revenues, would have increased less than 1% for each of the periods presented.

RESTRUCTURING CHARGE The Company recorded a one time charge in the first quarter of 1994 to provide for employee severance and related costs, resulting from a restructuring of its operations, which was undertaken in response to FCC-mandated rate reductions in substantially all of the Company's cable television systems.

                                      (11)

                         CABLEVISION SYSTEMS CORPORATION


OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased 18% and 9%, respectively, for the six and three months ended June 30, 1995 compared to the same periods in 1994 as a result of the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased 45% and 39%, respectively, for the six and three months ended June 30, 1995 over the comparable 1994 periods. Approximately 36% and 32% of the respective increases were attributable to the 1994 Acquisitions, with the remaining 9% and 7% increases resulting from increased depreciation charges on capital expenditures made during 1995 and 1994, offset to some extent by decreased depreciation and amortization charges on assets which became fully depreciated or amortized during the periods.

NET INTEREST EXPENSE increased 31% and 33%, respectively, for the six and three months ended June 30, 1995 compared to the same 1994 periods. Increases of 18% and 16%, respectively, were related to the 1994 Acquisitions. Remaining increases of 13% and 17%, respectively, resulted primarily from higher average debt levels, reflecting the increased capital expenditures referred to above, as well as from generally higher interest rates.

SHARE OF AFFILIATES' NET LOSSES increased from $34.3 million to $52.7 million for the six months ended June 30, 1995 compared to the same 1994 period. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the six months ended June 30, 1995 and 1994 amounted to $47.7 million and $35.5 million, respectively, and in the net (income) losses of certain programming businesses, in which the Company has varying ownership interests, which aggregated $5.0 million and $(1.2) million for the respective periods.

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

                                      (12)

                         CABLEVISION SYSTEMS CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an unrestricted group of certain subsidiaries which includes V Cable, Inc., Rainbow Programming and Cablevision MFR, Inc. On October 14, 1994, CNYC, formerly an unrestricted subsidiary, became a member of the Restricted Group.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the six months ended June 30, 1995. (Rainbow Programming, Rainbow Advertising, AMCC, and a radio station located in Cleveland, Ohio are included in "Other Unrestricted Subsidiaries").

                             Core                           Total                                         Other       Cablevision
                           Restricted                     Restricted                     Cablevision   Unrestricted     Systems
                             Group           CNYC           Group          V Cable,Inc.      MFR       Subsidiaries   Corporation
                           ----------       ------        ----------      ------------   -----------   ------------   -----------
                                                       (Dollars in thousands)
Net revenues             $  229,381        $ 97,725     $  327,106      $  72,789        $ 37,570        $ 71,670     $  509,135

Operating expenses:
   Technical                 85,261          45,150        130,411         29,016          12,200          21,616        193,243
   Selling, general and
      administrative         37,106          25,779         62,885         10,844           5,924          51,958        131,611
   Depreciation and
      amortization           60,846          20,637         81,483         33,965          32,657          11,432        159,537
                         ----------        --------     ----------       --------       ---------       ---------     ----------
Operating profit
   (loss)                $   46,168 (1)    $  6,159 (1) $   52,327       $ (1,036)      $ (13,211)      $ (13,336)    $   24,744
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

Currently payable
   interest expense      $   74,541        $  5,751     $   80,292       $ 25,450       $  14,119       $   6,712     $  126,573
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

Total interest expense   $   75,829        $  6,207     $   82,036       $ 51,496       $  14,328       $   7,458     $  155,318
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

Senior debt              $1,014,375        $138,600     $1,152,975       $880,888       $ 209,000       $ 148,028     $2,390,891
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

Subordinated debt        $  623,571        $      -     $  623,571       $      -       $ 141,268 (3)   $       -     $  764,839
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

Obligation to related
   party                 $         -       $190,212 (2) $  190,212       $      -       $       -       $       -     $  190,212
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

Deficit investment in
   affiliates            $  420,098        $      -     $  420,098       $      -       $       -       $  16,223     $  436,321
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

Capital expenditures     $   52,015        $ 45,213     $   97,228       $ 13,163       $   5,840       $   2,955     $  119,180 (4)
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

Ending Cable subscribers    950,000         371,000      1,321,000        372,000         173,000               -      1,866,000
                         ----------        --------     ----------       --------       ---------       ---------     ----------
                         ----------        --------     ----------       --------       ---------       ---------     ----------

(1) Includes management fees from CNYC of $3,420.

(2) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the
       CNYC acquisition.

(3) Guaranteed by the Restricted Group.

(4)   Includes intercompany elimination of $6


                                      (13)

                         CABLEVISION SYSTEMS CORPORATION


RESTRICTED GROUP

On March 10, 1995 the Company, through Rainbow Programming, invested $110 million in the MSG acquisition. The funds were provided by borrowings under the Restricted Group's $1.5 billion credit agreement (the "Credit Agreement").

On August 4, 1995 the Restricted Group, including CNYC, had total usage under the Credit Agreement of $1,149.6 million and Letters of Credit of $22.4 million issued on behalf of the Company and CNYC. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $328 million at August 4, 1995. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of August 4, 1995 the Company and CNYC had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $275 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of two years. The average effective annual interest rate on all bank debt outstanding as of July 31, 1995 was approximately 8.4%.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through December 31, 1996 (i) to meet its debt service requirements including its amortization requirements under the Credit Agreement, (ii) to fund its ongoing capital expenditures, including CNYC and the required upgrades under the New York Upgrade Agreement, (iii) to fund its anticipated investments including the $5.6 million Annual Payment to Charles Dolan in connection with the CNYC acquisition, (iv) to fund payments with respect to the proposed Cablevision of Boston transactions and (v) to fund any anticipated equity requirements through 1996 in A-R Cable and/or V Cable.

Further acquisitions and other investments by the Company, if any, will be funded by undrawn borrowing capacity and by possible increases in the amount available under the Credit Agreement, additional borrowings from other sources, and/or possible future sales of debt, equity or equity related securities.

                                      (14)

                         CABLEVISION SYSTEMS CORPORATION


V CABLE

The long-term credit facilities extended by General Electric Capital Corporation ("GECC") to V Cable and VC Holding on December 31, 1992, refinanced all of
V Cable's pre-existing debt. Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $25.9 million, as of June 30, 1995, which loan accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. Under the credit agreement between VC Holding and GECC, GECC has extended to VC Holding a $501.9 million term loan (the "Series A Term Loan"), a $258.4 million term loan (the "Series B Term Loan") and a $25 million revolving line of credit (the "Revolving Line"). The Series A Term Loan and any amounts drawn under the Revolving Line pay current cash interest and mature on December 31, 2001. The Series B Term Loan does not pay cash interest but rather accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. On August 1, 1995 VC Holding had $2.5 million outstanding under the Revolving Line and had letters of credit issued approximating $1.1 million. Accordingly, unrestricted and undrawn funds under the VC Holding Revolving Line amounted to approximately $21.4 million on August 1, 1995.

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable, the present value of which amounted to $92.2 million at June 30, 1995. VC Holding and V Cable are required to apply all consolidated available cash flow (as defined), as well as the net proceeds of any disposition of assets, to the reduction of the VC Holding Term Loans and the V Cable Term Loan. A mandatory prepayment of the Series A Term Loan amounting to approximately $3.1 million was made on April 14, 1995 in accordance with this requirement.

After taking into account the reductions to regulated revenue arising from the latest round of FCC regulation, V Cable believes that it is likely that it will be unable to meet certain of its financial covenants during 1995. To remedy the anticipated covenant defaults, V Cable may request waivers and/or amendments to its credit agreement and/or seek equity contributions from the Restricted Group. During 1995, the Restricted Group has made equity contributions aggregating $1.9 million to enable V Cable to meet certain of its financial covenants. There can be no assurance as to V Cable's ability to accomplish any of these alternatives in the future or the terms or timing of such alternatives. Assuming any covenant defaults are waived or cured, V Cable anticipates that its cash flow from operations and amounts available under the VC Holding Revolving Line will be sufficient to service its debt, to fund its capital expenditures and to meet its working capital requirements through 1996.

                                      (15)

                         CABLEVISION SYSTEMS CORPORATION


MONMOUTH AND RIVERVIEW

Monmouth/Riverview are party to a credit facility, as amended on May 12, 1995, with a group of banks led by NationsBank of Texas, N.A., as agent (the "Monmouth/Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of August 4, 1995, Monmouth/Riverview had outstanding bank borrowings of $207 million.
Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility amounted to approximately $78 million at August 4, 1995. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/Riverview to maintain certain financial ratios. Under the terms of the Monmouth/Riverview Credit Facility, Monmouth/Riverview is prohibited from transferring funds to Cablevision MFR. The weighted average interest rate on all bank indebtedness as of July 31, 1995 was approximately 8.6%.

Monmouth/Riverview have entered into interest rate swap and cap agreements with several banks on a notional amount of $130 million on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 16 months.

The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements including its amortization requirements and to fund its capital expenditures through 1996.

RAINBOW PROGRAMMING

In July 1994, Rainbow Programming entered into a $105 million credit facility with a group of banks. On January 27, 1995 Rainbow entered into an amended and restated credit facility with Toronto-Dominion (Texas), Inc., and Canadian Imperial Bank of Commerce, as co-agents and a group of banks for $202 million of which $108 million was drawn on such date to refinance the original facility.
On July 12, 1995 Rainbow Programming consummated the purchase of National Broadcasting Company's (NBC") interests in SCNY and RN12 for approximately $95.5 million, giving Rainbow Programming a 100% interest in SCNY and RN12. The purchase was financed by an additional drawdown of $94 million under Rainbow's $202 million amended and restated credit facility and by a $2.5 million equity contribution from the Company for the balance of the purchase price and related fees. The proceeds of the initial $105 million loan plus $76 million of equity from the Company were used to purchase Liberty Media's 50% interest in AMCC giving Rainbow Programming a 75%

                                      (16)

                         CABLEVISION SYSTEMS CORPORATION


ownership interest in AMCC. The credit facility is payable in full at maturity on December 31, 1996 and bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement. Repayment of the loan is anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing Rainbow Programming $202 million credit facility; (iii) refinancing the existing $57 million credit agreement of AMCC; (iv) the sale of equity interests in, or assets of, the programming businesses; and (v) advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted.

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



Item 4.   Submission of Matters to a Vote of Security-Holders.

          The Company's Annual Meeting of Shareholders was held on June 20,
          1995.

          The following matters were voted upon at the company's Annual Meeting of Shareholders, indicating the number of votes cast for and against as well as the number of abstentions:

               Election of Directors:
               ---------------------
                  Class A Directors:
                     Charles D. Ferris:           For: 10,034,840
                                                  Votes withheld: 97,196
                     Richard H. Hochman:          For: 10,050,240
                                                  Votes withheld: 81,796
                     Victor Oristano:             For: 10,049,740
                                                  Votes withheld: 82,296
                     A. Jerrold Perenchio:        For: 10,050,340
                                                  Votes withheld: 81,696

                  Class B Directors:              For: 116,404,220
                                                  Against: 0

                  Each nominee for election by the Class B common stockholders received the same vote on each proxy.


                                      (18)

                         CABLEVISION SYSTEMS CORPORATION

               AUTHORIZE AND APPROVE THE AMENDMENT TO THE COMPANY'S AMENDED AND RESTATED EMPLOYEE STOCK PLAN PERMITTING THE EXTENSION OF THE DURATION OF CERTAIN NONQUALIFIED STOCK OPTIONS AND/OR SARS GRANTED UNDER THE PLAN FOR UP TO TWO YEARS:

                    Class A Common Stock:
                      For: 7,424,251
                      Against: 2,650,322
                      Abstain: 37,129
                      Broker non-vote: 20,334

                    Class B Common Stock:
                      For: 116,404,220
                      Against: 0
                      Abstain: 0


               RATIFICATION AND APPROVAL OF KPMG PEAT MARWICK LLP

                    Class A Common Stock:
                      For: 10,121,380
                      Against: 6,400
                      Abstain: 4,256

                    Class B Common Stock
                      For: 116,404,220
                      Against: 0
                      Abstain: 0


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               The index to exhibits is on page 21.

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




                                   CABLEVISION SYSTEMS CORPORATION
                                       Registrant




Date:  August 8, 1995                 /s/William J. Bell
       --------------------        -----------------------------------------
                                   By:   William J. Bell, as Vice Chairman of
                                         Cablevision Systems Corporation



Date:  August 8, 1995                 /s/Barry J. O'Leary
       --------------------        -----------------------------------------
                                   By:   Barry J. O'Leary, as Senior Vice
                                         President - Finance and Treasurer and
                                         Principal Financial Officer of
                                         Cablevision Systems Corporation



Date:  August 8, 1995                 /s/Jerry Shaw
       --------------------        -----------------------------------------
                                   By:   Jerry Shaw, as Vice President and
                                         Controller and Chief Accounting
                                         Officer of Cablevision Systems
                                         Corporation


                                      (20)

                         CABLEVISION SYSTEMS CORPORATION

                                INDEX TO EXHIBITS



EXHIBIT                                                               PAGE
  NO.             DESCRIPTION                                         NO.
-------           -----------                                         ----
27                Financial Data Schedule


                                      (21)