Form 10-Q
period 1995-09-30
CABLEVISION SYSTEMS CORP
filed 1995-10-31
CIK 784681

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1995
-----------------------------------------------------------------------

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    --------------------
                 Commission File Number:          1-9046
                                          ----------------------
                          Cablevision Systems Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            11-2776686
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                         11797
---------------------------------------                     --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (516) 364-8450
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
                           Yes  X           No
                              -----           -----

Number of shares of common stock outstanding as of October 25, 1995:
                        Class A Common Stock   12,390,236
                        Class B Common Stock   11,573,709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                 Nine Months Ended     Three Months Ended
                                                    September 30,          September 30,
                                              ---------------------   ---------------------

                                                 1995        1994        1995       1994
                                                ------      ------      ------     ------
Revenues . . . . . . . . . . . . . . . . .    $ 787,293   $ 591,645   $ 278,158   $ 223,468
                                              ---------   ---------   ---------   ---------
Operating expenses:
 Technical . . . . . . . . . . . . . . . .      302,385     215,202     109,142      80,562
 Selling, general and. . . . . . . . . . .
  administrative . . . . . . . . . . . . .      194,821     121,801      63,210      49,397
 Restructuring charge. . . . . . . . . . .            -       4,306           -           -
 Depreciation and amortization . . . . . .      236,788     175,954      77,251      65,859
                                              ---------   ---------   ---------   ---------
                                                733,994     517,263     249,603     195,818
                                              ---------   ---------   ---------   ---------

     Operating profit. . . . . . . . . . .       53,299      74,382      28,555      27,650
                                              ---------   ---------   ---------   ---------

Other income (expense):
 Interest expense. . . . . . . . . . . . .     (236,680)   (188,724)    (81,362)    (70,138)
 Interest income . . . . . . . . . . . . .        1,308       1,013         518         521
 Share of affiliates' net losses . . . . .      (73,090)    (54,662)    (20,398)    (20,405)
 Gain on sale of affiliate interests . . .       36,198           -      36,198           -
 Write off of deferred financing costs . .       (2,888)          -           -           -
 Provision for preferential payment to
  related party. . . . . . . . . . . . . .       (4,200)     (4,200)     (1,400)     (1,400)
 Minority interest . . . . . . . . . . . .       (6,229)     (1,656)     (1,953)     (1,656)
 Miscellaneous . . . . . . . . . . . . . .       (4,836)     (4,885)     (1,837)     (1,453)
                                              ---------   ---------   ---------   ---------
                                               (290,417)   (253,114)    (70,234)    (94,531)
                                              ---------   ---------   ---------   ---------

Net loss . . . . . . . . . . . . . . . . .     (237,118)   (178,732)    (41,679)    (66,881)

Dividend requirements applicable to
 preferred stocks. . . . . . . . . . . . .       (7,272)     (4,098)     (2,354)     (2,044)
                                              ---------   ---------   ---------   ---------
Net loss applicable to common
 shareholders. . . . . . . . . . . . . . .    $(244,390)  $(182,830)  $ (44,033)  $ (68,925)
                                              ---------   ---------   ---------   ---------
                                              ---------   ---------   ---------   ---------

Net loss per common share. . . . . . . . .    $  (10.29)  $   (7.82)  $   (1.85)  $   (2.93)
                                              ---------   ---------   ---------   ---------
                                              ---------   ---------   ---------   ---------

Average number of common shares
 outstanding (in thousands). . . . . . . .       23,745      23,386      23,812      23,511
                                              ---------   ---------   ---------   ---------
                                              ---------   ---------   ---------   ---------

                            See accompanying notes to
                       consolidated financial statements.

                                       (2)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


     ASSETS                                                              September 30,     December 31,
                                                                             1995             1994
                                                                           --------         --------
                                                                         (unaudited)
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $    21,950       $    11,350

Accounts receivable trade (less allowance for doubtful accounts of
  $12,216 and $10,087) . . . . . . . . . . . . . . . . . . . . . . . .       84,949            72,881

Notes receivable affiliates. . . . . . . . . . . . . . . . . . . . . .            -             2,143

Notes and other receivables. . . . . . . . . . . . . . . . . . . . . .       18,543            14,280

Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . .       18,244            20,794

Property, plant and equipment, net . . . . . . . . . . . . . . . . . .      941,853           886,028

Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . .      143,141            42,954

Advances to affiliates . . . . . . . . . . . . . . . . . . . . . . . .       29,421            36,681

Feature film inventory . . . . . . . . . . . . . . . . . . . . . . . .      144,219           129,496

Franchises, net of accumulated amortization of
  $296,447 and $240,609. . . . . . . . . . . . . . . . . . . . . . . .      380,848           436,686

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
  $523,861 and $475,673. . . . . . . . . . . . . . . . . . . . . . . .      478,815           430,028

Deferred financing, acquisition and other costs, net of
  accumulated amortization of $23,953 and $18,422. . . . . . . . . . .       48,853            50,949

Deferred interest expense, net of accumulated amortization of
  $38,630 and $28,095. . . . . . . . . . . . . . . . . . . . . . . . .       31,608            42,143
                                                                        -----------       -----------
                                                                        $ 2,342,444       $ 2,176,413
                                                                        -----------       -----------
                                                                        -----------       -----------


                            See accompanying notes to
                       consolidated financial statements.

                                       (3)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                     September 30,      December 31,
                                                                          1995              1994
                                                                      -----------       -----------
                                                                      (unaudited)

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable                                                      $   119,634        $  120,627
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,826            39,322
  Payroll and related benefits . . . . . . . . . . . . . . . . . . . .     45,668            34,085
  Franchise fees . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,796            19,179
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    113,576            86,047
Accounts payable to affiliates . . . . . . . . . . . . . . . . . . . .     16,235            22,273
Feature film rights payable. . . . . . . . . . . . . . . . . . . . . .    136,355           110,542
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,371,585         1,335,419
Senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    888,596           862,440
Subordinated debentures. . . . . . . . . . . . . . . . . . . . . . . .    623,590           623,534
Subordinated notes payable . . . . . . . . . . . . . . . . . . . . . .    141,268           141,268
Obligation to related party. . . . . . . . . . . . . . . . . . . . . .    191,579           193,079
Capital lease obligations and other debt . . . . . . . . . . . . . . .      7,610            13,496
                                                                      -----------       -----------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .  3,723,318         3,601,311
                                                                      -----------       -----------
Deficit investment in affiliates . . . . . . . . . . . . . . . . . . .    437,732           393,637
                                                                      -----------       -----------
Series G Redeemable Exchangeable Preferred Stock, $.01
  par value, 4,500,000 shares authorized, 2,500,000
  shares issued at September 30, 1995 ($100 per
  share liquidation preference). . . . . . . . . . . . . . . . . . . .    250,000                 -
                                                                      -----------       -----------
Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par value,
     112,500 shares authorized, 110,622 shares issued
     ($100 per share liquidation preference) . . . . . . . . . . . . .          1                 1
  8% Series D Cumulative Preferred Stock, $.01 par value,
     112,500 shares authorized, none issued ($100 per
     share liquidation preference) . . . . . . . . . . . . . . . . . .          -                 -
  Series E Redeemable Exchangeable Convertible Preferred
     Stock, $.01 par value, 100,000 shares authorized and
     issued ($1,000 per share liquidation preference). . . . . . . . .          1                 1
  Class A Common Stock, $.01 par value, 50,000,000 shares
     authorized, 12,338,111 and 11,850,242 shares issued . . . . . . .        123               119
  Class B Common Stock, $.01 par value, 20,000,000 shares
     authorized, 11,573,909 and 11,787,622 shares issued . . . . . . .        116               118
  Par value in excess of capital contributed . . . . . . . . . . . . .    (79,478)          (74,016)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . (1,986,132)       (1,741,521)
                                                                      -----------       -----------
                                                                       (2,065,369)       (1,815,298)
  Less treasury stock, at cost (50,000 shares) . . . . . . . . . . . .     (3,237)           (3,237)
                                                                      -----------       -----------
  Total stockholders' deficiency . . . . . . . . . . . . . . . . . . . (2,068,606)       (1,818,535)
                                                                      -----------       -----------

                                                                      $ 2,342,444       $ 2,176,413
                                                                      -----------       -----------
                                                                      -----------       -----------

                             See accompanying notes
                      to consolidated financial statements.

                                       (4)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          1995               1994
                                                                         ------             ------
Cash flows from operating activities:
  Net loss. . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .  $(237,118)        $(178,732)
                                                                        ---------         ---------
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .    236,788           175,954
    Share of affiliates' net losses. . . . . . . . . . . . . . . . . .     73,090            54,662
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .      6,229             1,656
    Amortization of deferred financing . . . . . . . . . . . . . . . .      4,023             3,285
    Amortization of deferred interest. . . . . . . . . . . . . . . . .     10,535            10,536
    Amortization of debenture discount . . . . . . . . . . . . . . . .         56               111
    Accretion of interest on debt. . . . . . . . . . . . . . . . . . .     29,272            26,382
    Write off of deferred finance costs. . . . . . . . . . . . . . . .      2,888                 -
    Loss on sale of equipment. . . . . . . . . . . . . . . . . . . . .      3,174             2,098
    Gain on sale of affiliate interests. . . . . . . . . . . . . . . .    (36,198)                -
    Changes in assets and liabilities net of effects
      of acquisitions:
        Decrease (increase) in accounts receivable
         trade . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,488)            8,753
        Decrease in notes receivable, affiliates . . . . . . . . . . .        357               536
        Increase in notes and other receivables. . . . . . . . . . . .     (5,095)           (5,981)
        Decrease (increase) in prepaid expenses and
         other assets. . . . . . . . . . . . . . . . . . . . . . . . .        454            (2,942)
        Decrease (increase) in advances to affiliates. . . . . . . . .     (4,335)            1,049
        Decrease (increase) in feature film inventory. . . . . . . . .    (14,723)            4,057
        Increase (decrease) in accounts payable. . . . . . . . . . . .     (2,167)            4,606
        Increase in accrued interest . . . . . . . . . . . . . . . . .     11,504            19,049
        Increase in accrued payroll and related
         benefits. . . . . . . . . . . . . . . . . . . . . . . . . . .      9,536             2,713
        Decrease in accrued franchise fees . . . . . . . . . . . . . .     (2,383)           (5,191)
        Increase (decrease) in accrued liabilities, other. . . . . . .     17,196            (6,622)
        Increase (decrease) in feature film rights
         payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,941            (4,283)
        Increase in accounts payable to affiliates . . . . . . . . . .      1,434             2,925
                                                                        ---------         ---------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . .    352,088           293,353
                                                                        ---------         ---------

    Net cash provided by operating activities. . . . . . . . . . . . .  $ 114,970        $  114,621
                                                                        ---------         ---------


                             See accompanying notes
                      to consolidated financial statements.

                                       (5)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Dollars in thousands)
                                   (Unaudited)
                                    continued



                                                                          1995               1994
                                                                         ------             ------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .  $(188,946)        $(198,913)
  Proceeds from sale of plant and equipment. . . . . . . . . . . . . .      1,225             1,233
  Additions to intangible assets . . . . . . . . . . . . . . . . . . .       (928)             (145)
  (Increase) decrease in investments in affiliates, net. . . . . . . .     (1,966)            2,615
  Payments for acquisitions, net of cash acquired. . . . . . . . . . .   (203,549)         (675,627)
  Proceeds from sale of affiliate interests. . . . . . . . . . . . . .     32,850                 -
                                                                         --------          --------
    Net cash used in investing activities. . . . . . . . . . . . . . .   (361,314)         (870,837)
                                                                         --------          --------
Cash flows from financing activities:
  Issuance of bank debt to finance acquisitions. . . . . . . . . . . .    203,549           544,701
  Issuance of subordinated notes payable and other debt. . . . . . . .          -           145,268
  Proceeds from bank debt. . . . . . . . . . . . . . . . . . . . . . .    264,292           168,912
  Repayment of bank debt . . . . . . . . . . . . . . . . . . . . . . .   (431,675)         (170,804)
  Proceeds from senior debt. . . . . . . . . . . . . . . . . . . . . .      6,500             2,500
  Repayment of senior debt . . . . . . . . . . . . . . . . . . . . . .     (9,616)           (8,500)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . .     (7,493)           (4,319)
  Net proceeds from issuance of redeemable
    exchangeable convertible preferred stock . . . . . . . . . . . . .    239,462            98,521
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . .      5,078             7,954
  Decrease in obligation to related party. . . . . . . . . . . . . . .     (1,500)           (1,505)
  Payments of capital lease obligations and other debt . . . . . . . .     (5,886)           (2,039)
  Additions to deferred financing and other costs. . . . . . . . . . .     (5,767)           (2,972)
                                                                         --------          --------

    Net cash provided by financing activities. . . . . . . . . . . . .    256,944           777,717
                                                                         --------          --------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . .     10,600            21,501

Cash and cash equivalents at beginning of year . . . . . . . . . . . .     11,350            12,944
                                                                         --------          --------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . $   21,950        $   34,445
                                                                       ----------        ----------
                                                                       ----------        ----------


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


Note 2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The consolidated financial statements as of September 30, 1995 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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


Note 4.   CASH FLOWS (continued)

$181,290 and $129,361 for the nine months ended September 30, 1995 and 1994, respectively. The Company's noncash financing activities for the nine months ended September 30, 1994 included capital lease obligations of $4,020 incurred when the Company entered into leases for new equipment.


Note 5.   RECENT DEVELOPMENTS

On October 16, 1995, the Board of Directors of the Company elected
James L. Dolan to succeed Charles F. Dolan as Chief Executive Officer of the Company effective immediately. Charles F. Dolan remains as Chairman of the Board of the Company. James L. Dolan, a son of Charles F. Dolan, has been Chief Executive Officer of Rainbow Programming Holdings, Inc. since 1992 and has been a member of the Board of Directors of the Company since 1991.

On September 26, 1995, the Company issued 2.5 million shares of its 11-3/4% Series G Redeemable Exchangeable Preferred Stock (the "Series G Preferred Stock") with an aggregate liquidation preference of $250,000. The Company is required to redeem the Series G Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series G Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series G Preferred Stock permit the Company, at its option, after January 1, 1996, to exchange the Series G Preferred Stock for the Company's 11-3/4% Senior Subordinated Debentures due 2007 (the "11-3/4% Debentures") in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series G Preferred Stock. The net proceeds of approximately $240,000 were initially used to repay bank debt. The Company reborrowed $103,000 on October 26, 1995 to redeem its outstanding Series E Preferred Stock.


                                       (8)

                         CABLEVISION SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.



STATEMENT OF OPERATIONS DATA
                                      Nine Months Ended September 30,
                              ---------------------------------------------
                                      1995                     1994
                              ----------------------    -------------------   (Increase)
                                              % of                   % of     Decrease
                              Amount        Revenues    Amount     Revenues  in Net Loss
                              ------        --------    ------     --------  -----------
                                                (Dollars in thousands)
Revenues . . . . . . . . . .$ 787,293         100%   $ 591,645        100%   $195,648

Operating expenses:
Technical. . . . . . . . . .  302,385          38      215,202         36     (87,183)
  Selling, general &
    administrative . . . . .  194,821          25      121,801         21     (73,020)
  Restructuring charge . . .        -           -        4,306          1       4,306
  Depreciation and
    amortization . . . . . .  236,788          30      175,954         30     (60,834)
                            ---------                ---------               --------
Operating profit . . . . . .   53,299           7       74,382         13     (21,083)
Other expense:
  Interest expense, net. . . (235,372)        (30)    (187,711)       (32)    (47,661)
  Share of affiliates' net
     loss. . . . . . . . . .  (73,090)         (9)     (54,662)        (9)    (18,428)
  Gain on sale of affiliate
     interests . . . . . . .   36,198           5            -                 36,198
  Write-off of deferred
     financing costs . . . .   (2,888)          -            -          -      (2,888)
  Provision for preferential
    payment to related party   (4,200)         (1)      (4,200)        (1)          -
  Minority interest. . . . .   (6,229)         (1)      (1,656)         -      (4,573)
  Miscellaneous, net . . . .    4,836)         (1)      (4,885)        (1)         49
                            ---------                ---------               --------
Net loss . . . . . . . . . .$(237,118)        (30)%  $(178,732)       (30)%  $(58,386)
                            ---------                ---------               --------
                            ---------                ---------               --------

OTHER OPERATING DATA:

Operating profit before
  depreciation
  and amortization (1) . . . $290,087                $ 250,336
Currently payable interest
  expense, net . . . . . . .  192,794                  148,410
Net cash provided by
  operating activities (2) .  114,970                  114,621
Net cash used in investing
  activities (2) . . . . . .  361,314                  870,837
Net cash provided by
  financing activities (2) .  256,944                  777,717

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

(2)  See Item 1. - "Consolidated Statements of Cash Flows".

                                       (9)

                         CABLEVISION SYSTEMS CORPORATION


STATEMENT OF OPERATIONS DATA
                                           Three Months Ended September 30,
                                      ---------------------------------------------
                                              1995                      1994
                                      ----------------------     -------------------    (Increase)
                                                     % of                   % of         Decrease
                                      Amount       Revenues      Amount     Revenues   in Net Loss
                                      ------       --------      ------     --------   -----------
                                                          (Dollars in thousands)
Revenues. . . . . . . . . . . . . .  $ 278,158       100%      $ 223,468      100%      $ 54,690

Operating expenses:
  Technical . . . . . . . . . . . .    109,142        39          80,562       36        (28,580)
  Selling, general &
    administrative. . . . . . . . .     63,210        23          49,397       22        (13,813)
  Depreciation and
    amortization. . . . . . . . . .     77,251        28          65,859       29        (11,392)
                                     ---------                 ---------                 --------
Operating profit. . . . . . . . . .     28,555        10          27,650       12            905
Other expense:
  Interest expense, net . . . . . .    (80,844)      (29)        (69,617)     (31)       (11,227)
  Share of affiliates' net loss . .    (20,398)       (7)        (20,405)      (9)             7
  Gain on sale of affiliate
     interests. . . . . . . . . . .     36,198        13               -        -         36,198
  Provision for preferential
    payment to related party. . . .     (1,400)        -          (1,400)      (1)             -
  Minority interest . . . . . . . .     (1,953)       (1)         (1,656)      (1)          (297)
  Miscellaneous, net. . . . . . . .     (1,837)       (1)         (1,453)      (1)          (384)
                                     ---------                 ---------                 --------
Net loss. . . . . . . . . . . . . .  $ (41,679)      (15)%     $ (66,881)     (30)%     $ 25,202
                                     ---------                 ---------                 --------
                                     ---------                 ---------                 --------

OTHER OPERATING DATA:

Operating profit before
  depreciation
  and amortization (1). . . . . . .   $105,806                $  93,509
Currently payable interest
  expense, net. . . . . . . . . . .     66,221                   56,217
Net cash provided by
  operating activities. . . . . . .     24,694                   70,677
Net cash used in investing
  activities. . . . . . . . . . . .    132,790                  604,232
Net cash provided by
  financing activities. . . . . . .    106,559                  550,601

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

                                      (10)

                         CABLEVISION SYSTEMS CORPORATION

ACQUISITIONS. In March 1994, the Company completed the acquisition of North Coast Cable; in July 1994, the Company through Rainbow Programming Holdings, Inc. ("Rainbow Programming") purchased an additional approximate 50% interest in American Movie Classics Company ("AMCC"), giving Rainbow Programming a 75% ownership interest in AMCC; and in August 1994, the Company consummated the acquisition of Monmouth Cablevision Associates ("Monmouth Cable") and Riverview Cablevision Associates, L.P. ("Riverview Cable" and collectively with Monmouth Cable, "Monmouth/Riverview"). In addition, in July 1995, Rainbow Programming consummated the purchase of the 50% interest in SportsChannel (New York) Associates ("SCNY") and Rainbow News 12 Company ("RN12") that was previously owned by National Broadcasting Company ("NBC"), whose results are now consolidated with those of the Company. The foregoing acquisitions will collectively be referred to as the "Acquisitions".

REVENUES for the nine and three months ended September 30, 1995 increased $195.6 million (33%) and $54.7 million (24%), respectively, when compared to the same periods in 1994. Increases of 21% and 12%, respectively, for the nine and three month periods were attributable to the Acquisitions, with the remaining increase of 12% in each period resulting primarily from internal growth in the average number of subscribers (approximately 147,500 (10%) for the nine month period) and to increases in revenues attributable to other sources such as pay-per-view and advertising.

TECHNICAL EXPENSES increased 40% and 35%, respectively, for the nine and three months ended September 30, 1995 over the corresponding 1994 periods. Increases of approximately 22% and 17% for the respective nine and three month periods were directly attributable to the Acquisitions. The remaining 18% increase in each period was due primarily to increases in those costs directly associated with the internal growth in the average number of subscribers mentioned above as well as to increases in programming rates for certain of the Company's cable television services. As a percentage of revenues, technical expenses increased 2% and 3%, respectively, for the nine and three months ended September 30, 1995 over the same 1994 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 60% and 28%, respectively, for the nine and three months ended September 30, 1995 over the comparable 1994 periods. Increases of 24% and 9% for the respective periods resulted from the Acquisitions. During 1995 and 1994, selling general and administrative expenses include non-cash adjustments related to an incentive stock plan. Excluding these adjustments, and the effects of the Acquisitions discussed above, selling, general and administrative expenses would have increased 20% and 34%, respectively, for the nine and three months ended September 30, 1995 over the same 1994 periods primarily due to higher administrative and customer service costs, and as a percentage of revenues, would have increased 1% and 3% for the respective periods.

RESTRUCTURING CHARGE The Company recorded a one time charge in the first quarter of 1994 to provide for employee severance and related costs, resulting from a restructuring of its operations, which was undertaken in response to FCC-mandated rate reductions in substantially all of the Company's cable television systems.

                                      (11)

                         CABLEVISION SYSTEMS CORPORATION


OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased 16% and 13%, respectively, for the nine and three months ended September 30, 1995 compared to the same periods in 1994 as a result of the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased 35% and 17%, respectively, for the nine and three months ended September 30, 1995 over the comparable 1994 periods. Increases of approximately 36% and 37% were attributable to the Acquisitions. Decreases of 1% and 20%, respectively, for the nine and three month periods were the net result of increased depreciation charges on capital expenditures made during 1995 and 1994, being more than offset by decreased depreciation and amortization charges on assets which became fully depreciated or amortized during the periods.

NET INTEREST EXPENSE increased 25% and 16%, respectively, for the nine and three months ended September 30, 1995 compared to the same 1994 periods. Increases of 14% and 8%, respectively, were related to the Acquisitions. Remaining increases of 11% and 8%, respectively, resulted primarily from higher average debt levels, reflecting the capital expenditures referred to above, as well as from generally higher interest rates.

SHARE OF AFFILIATES' NET LOSSES increased from $54.7 million to $73.1 million for the nine months ended September 30, 1995 compared to the same 1994 period. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the nine months ended September 30, 1995 and 1994 amounted to $66.0 million and $55.8 million, respectively, and in the net (income) losses of certain programming businesses, in which the Company has varying ownership interests, which aggregated $7.1 million and $(1.1) million for the respective periods.

GAIN ON SALE OF AFFILIATE INTERESTS resulted from the collection of previously reserved interest of $15.5 million on advances to a cable television affiliate which was sold during the third quarter of 1995 and to a gain of $20.7 million on the sale of the Company's interests in a programming partnership.

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

                                      (12)

                         CABLEVISION SYSTEMS CORPORATION


MINORITY INTEREST in 1995 represents NBC's share of the net income of AMCC.

LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries, as well as an unrestricted group of certain subsidiaries which includes V Cable, Inc. ("V Cable"), Rainbow Programming and Cablevision MFR, Inc. On October 14, 1994, Cablevision of New York City ("CNYC"), formerly an unrestricted subsidiary, became a member of the Restricted Group.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities for the nine months ended September 30, 1995. (Rainbow Programming, Rainbow Advertising Sales Corporation ("Rainbow Advertising"), AMCC, SCNY, and a radio station located in Cleveland, Ohio are included in "Other Unrestricted Subsidiaries").


                             Core                         Total                                            Other      Cablevision
                          Restricted                    Restricted                      Cablevision    Unrestricted     Systems
                            Group         CNYC            Group            V Cable          MFR        Subsidiaries   Corporation
                          ----------    ---------       ----------        ---------     -----------    ------------   -----------
                                                   (Dollars in thousands)
Net revenues               $348,773      $151,112       $  499,885        $110,612       $ 57,526        $119,270     $  787,293

Operating expenses:
   Technical                128,761        69,946          198,707          44,122         19,074          40,482        302,385
   Selling,
     general and
     administrative          53,330        38,555           91,885          15,760          8,769          78,407        194,821
   Depreciation and
      amortization           89,952        31,863          121,815          47,208         48,968          18,797        236,788
                           --------      --------       ----------        --------       --------        --------     ----------
Operating profit
   (loss)                  $ 76,730 (1)  $ 10,748 (1)   $   87,478        $  3,522       $(19,285)       $(18,416)    $   53,299
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

Currently payable
   interest expense        $113,048      $  8,643       $  121,691        $ 38,228       $ 20,956        $ 11,919     $  192,794
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

Total interest
   expense                 $114,970      $  9,327       $  124,297        $ 77,972       $ 21,302        $ 13,109     $  236,680
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

Senior debt                $814,363      $118,600       $  932,963        $888,596       $206,200        $240,032     $2,267,791
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

Subordinated debt          $623,590      $      -       $  623,590        $      -       $141,268 (3)    $      -     $  764,858
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

Obligation to related                             (2)
   party                   $      -      $191,579 (3)   $  191,579        $      -       $      -        $      -     $  191,579
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

Deficit investment in
   affiliates              $436,000      $      -       $  436,000        $      -       $      -        $  1,132     $  437,132
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

Capital expenditures       $ 91,083      $ 65,392       $  156,475        $ 18,694       $  9,226        $  4,738     $  188,946 (4)
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

Ending Cable subscribers    957,000      382,000        $1,339,000         374,000        174,000               -      1,887,000
                           --------      --------       ----------        --------       --------        --------     ----------
                           --------      --------       ----------        --------       --------        --------     ----------

(1)  Includes management fees from CNYC of $5,287.
(2) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC acquisition.
(3)  Guaranteed by the Restricted Group.
(4)  Includes intercompany elimination of $187.

                                      (13)

                         CABLEVISION SYSTEMS CORPORATION

RESTRICTED GROUP

On September 26, 1995, the Company issued 2,500,000 shares of its 11-3/4% Series G Redeemable Exchangeable Preferred Stock (the "Series G Preferred Stock"). The net proceeds of approximately $240 million were initially used to repay bank debt. The Company reborrowed $103 million on October 26, 1995 to redeem its outstanding Series E Preferred Stock.

On October 24, 1995, the Company commenced a public offering of its Series I Cumulative Convertible Exchangeable Preferred Stock with an aggregate liquidation preference of $300 million and of $250 million principal amount of its Senior Subordinated Notes due 2005. The proceeds from these two offerings, if completed, will be used to reduce existing bank debt and for general corporate purposes. The Preferred Stock and the Notes are being offered under the Company's Registration Statement on Form S-3, declared effective on October 18, 1995.

On October 26, 1995, the Restricted Group, including CNYC, had total usage under its $1.5 billion credit agreement (including credit facilities for CNYC and CNJ, collectively the "Credit Agreement") of $1,046 million and letters of credit of $20.4 million issued on behalf of the Company and CNYC. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $433.6 million at October 26, 1995. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of October 26, 1995, the Company and CNYC had outstanding interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $275 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of two years. The average effective annual interest rate on all bank debt outstanding as of September 30, 1995 was approximately 8.3%.

The Company believes for the Restricted Group that internally generated funds together with funds available under its existing Credit Agreement will be sufficient through December 31, 1996 to (i) meet its debt service and preferred stock dividend requirements, including amortization requirements under the Credit Agreement, (ii) fund its ongoing capital expenditures, including those related to CNYC and the required upgrades under the New York upgrade agreement,
(iii) fund its anticipated investments in CNYC and the $5.6 million annual payment to Charles F. Dolan in connection with the CNYC acquisition, (iv) fund payments with respect to the proposed Cablevision of Boston Limited Partnership acquisition and (v) fund any anticipated equity requirements in A-R Cable Services, Inc. ("A-R Cable") and/or V Cable.

                                      (14)

                         CABLEVISION SYSTEMS CORPORATION


The Company intends to incur additional expenditures to sufficiently upgrade its plant to significantly increase its analog channel capacity and add new digital channel capacity that will facilitate the startup of such adjunct businesses as information services, video on demand and near video on demand, and residential telephony. To implement successfully and roll out these adjunct new businesses beyond the initial development phases, the Company will require additional capital from the sale of equity in the capital markets or to a strategic investor.

V CABLE

General Electric Capital Corporation ("GECC") has provided a term loan (the "V Cable Term Loan") to V Cable in the amount of $26.6 million, as of September 30, 1995, which loan accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. Under the credit agreement between VC Holding, Inc. ("VC Holding") and GECC, GECC has extended to VC Holding a $501.9 million term loan (the "Series A Term Loan"), a $265.4 million term loan (the "Series B Term Loan") and a
$25 million revolving line of credit (the "Revolving Line"). The Series A Term Loan and any amounts drawn under the Revolving Line pay current cash interest and mature on December 31, 2001. The Series B Term Loan does not pay cash interest but rather accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. On October 26, 1995, VC Holding had no amounts outstanding under the Revolving Line but did have letters of credit issued approximating $0.9 million. Accordingly, unrestricted and undrawn funds under the VC Holding Revolving Line amounted to approximately $24.1 million on October 26, 1995.

The VC Holding Credit Agreement also provides for the assumption by VC Holding of certain loans of U.S. Cable Television Group, L.P. ("U.S. Cable"), the present value of which amounted to $94.7 million at September 30, 1995.

The Company, V Cable and VC Holding have entered into a general, non-binding letter of intent with GECC. In the transactions contemplated by the letter of intent, the Company would issue to GECC preferred stock having an initial aggregate liquidation preference of $500 million for an aggregate purchase price of %500 million. Fifty percent of the preferred stock would become convertible into the Company's Class A Common Stock four years after the date of issuance and the remaining fifty percent would become convertible into the Company's Class A Common Stock six years after the date of issuance (unless conversion is accelerated upon an event of default), in each case, in whole or in part, and at a conversion rate based upon the trading value of the Class A Common Stock at the time of conversion. The terms of the preferred stock would give the Company the right to redeem the preferred stock for cash at any time prior to conversion although there can be no assurance that the Company will be able to do so. It is also anticipated that the Company would grant GECC registration rights with respect to the preferred stock and to the Class A Common

                                      (15)

                         CABLEVISION SYSTEMS CORPORATION

Stock issuable upon any conversion of such preferred stock. The Company would make an equity capial contribution to V Cable of the gross proceeds from such issuance and V Cable would apply such amounts as set forth below.

As part of the proposed transactions contemplated by the letter of intent (together with the issuance of the preferred stock to GECC, the "Proposed
V Cable Transactions"), the $500 million capital contribution received by V Cable would be applied as follows: (i) approximately $27 million to repay
V Cable's outstanding indebtedness to GECC; (ii) approximately $95 million to repay to GECC a portion of the debt of U.S. Cable payable by V Cable under certain circumstances; (iii) approximately $328 million to repay to GECC a portion of VC Holding's indebtedness; and (iv) approximately $50 million would be used by VC Holding to make a preferred capital contribution to U.S. Cable as discussed below.

The Proposed V Cable Transactions also contemplate that V Cable will enter into one or more agreements pursuant to which, following the receipt of any required franchise and regulatory approvals, (i) the U.S. Cable partnership will redeem the 80% of U.S. Cable's partnership interests not already owned by V Cable for approximately $4 million, (ii) VC Holding will make a preferred capital contribution to U.S. Cable of approximately $50 million, and (iii) the U.S. Cable partnership will refinance $165 million of U.S. Cable indebtedness payable to GECC.

As part of the Proposed V Cable Transactions, GECC would also agree to provide two new credit facilities, a $325 million three year revolving credit facility for V Cable's Ohio subsidiary (approximately $215 million of which would be drawn upon entering into such agreement) and a $260 million two year revolving credit facility for V Cable's Long Island subsidiary (approximately $224 million of which would be drawn upon entering into such agreement). The initial amounts drawn under the respective revolving credit facilities will be used to repay all remaining VC Holding debt to GECC. Both the Ohio and Long Island credit facilities would be entered into upon completion of final documentation and the receipt of any required franchise or regulatory approvals.

The letter of intent between the Company and GECC is a general, non-binding letter of intent. There can be no assurance that the Proposed V Cable Transactions will be consummated or will be consummated in the form described in the letter of intent. If the Proposed V Cable Transactions, or similar transactions with respect to V Cable, fail to occur, then V Cable believes that it is likely that it will be unable to meet certain of its financial covenants as of December 31, 1995. To remedy the anticipated covenant defaults, V Cable may request waivers and/or amendments to its credit agreement and/or seek equity contributions from the Company's Restricted Group. During 1995, the Restricted Group has made equity contributions aggregating $2.3 million to enable V Cable to meet certain of its financial covenants. There can be no

                                      (16)

                         CABLEVISION SYSTEMS CORPORATION


assurance as to V Cable's ability to accomplish either of these alternatives in the future or the terms or timing of such alternatives. Assuming any covenant defaults are waived or cured, V Cable anticipates that its cash flow from operations and amounts available under the VC Holding revolving credit line will be sufficient to service its debt, to fund its capital expenditures and to meet its working capital requirements through 1996.


MONMOUTH AND RIVERVIEW

Monmouth/Riverview are party to a credit facility, as amended on May 12, 1995, with a group of banks led by NationsBank of Texas, N.A., as agent (the "Monmouth/Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of October 26, 1995, Monmouth/Riverview had outstanding bank borrowings of $206.2 million. Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility amounted to approximately $78.8 million at October 26, 1995. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/Riverview to maintain certain financial ratios. Under the terms of the Monmouth/Riverview Credit Facility, Monmouth/Riverview is prohibited from transferring funds to Cablevision MFR. The weighted average interest rate on all bank indebtedness as of September 30, 1995 was approximately 8.5%.

Monmouth/Riverview has outstanding interest rate swap and cap agreements with several banks on a notional amount of $130 million on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of approximately one year.

The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements including its amortization requirements and to fund its capital expenditures through 1996.


                                      (17)

                         CABLEVISION SYSTEMS CORPORATION


RAINBOW PROGRAMMING

On January 27, 1995, Rainbow entered into an amended and restated credit facility with Toronto-Dominion (Texas), Inc., and Canadian Imperial Bank of Commerce, as co-agents, and a group of banks for $202 million of which $108 million was drawn on such date to refinance Rainbow Programming's original $105 million credit facility. On July 12, 1995 Rainbow Programming consummated the purchase of NBC's interests in SCNY and RN12 for approximately $95.5 million, giving Rainbow Programming a 100% interest in SCNY and RN12. The purchase was financed by an additional drawdown of $94 million under Rainbow Programming's $202 million amended and restated credit facility and by a $2.5 million equity contribution from the Company for the balance of the purchase price and related fees. In July 1994, the proceeds of the initial $105 million loan under the original facility plus $76 million of equity from the Company were used to purchase Liberty Media Corporation's 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC. The credit facility is payable in full at maturity on December 31, 1996 and bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement. Repayment of the loan is anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing Rainbow Programming $202 million credit facility; (iii) refinancing the existing $53 million credit agreement of AMCC ($38 million outstanding as of September 30, 1995); (iv) the sale of equity interests in, or assets of, the programming businesses; and (v) advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted.

Rainbow Programming's financing needs have been funded by the Restricted Group's investments in and advances to Rainbow Programming, by sales of equity interests in the programming businesses and through separate external debt financing. The Company expects that the future cash needs of Rainbow Programming's current programming partnerships will increasingly be met by internally generated funds, although certain of such partnerships will at least in the near future rely to some extent upon their partners (including Rainbow Programming) for certain cash needs. The partners' contributions may be supplemented through the sale of additional equity interests in, or through the incurrence of indebtedness by, such programming businesses.

                                      (18)

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



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

          The index to exhibits is on page 21.

          (b) The Company has filed Current Reports on Form 8-K with the Commission on September 1, 1995, September 7, 1995 and on October 17, 1995.

                                      (19)

                         CABLEVISION SYSTEMS CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CABLEVISION SYSTEMS CORPORATION
                                             Registrant




Date:  October 27, 1995                     /s/William J. Bell
      ---------------------             ---------------------------------------
                                        By:  William J. Bell, as Vice Chairman
                                             of Cablevision Systems Corporation



Date: October 27, 1995                     /s/Barry J. O'Leary
     ----------------------          ---------------------------------------
                                        By:  Barry J. O'Leary, as Senior Vice
                                             President - Finance and Treasurer
                                             and Principal Financial Officer of
                                             Cablevision Systems Corporation



Date: October 27, 1995                     /s/Jerry Shaw
     ----------------------          ------------------------------------------
                                        By:  Jerry Shaw, as Vice President and
                                             Controller and Chief Accounting
                                             Officer of Cablevision Systems
                                             Corporation

                                      (20)

                         CABLEVISION SYSTEMS CORPORATION

                                INDEX TO EXHIBITS




EXHIBIT                                                                   PAGE
  NO.             DESCRIPTION                                             NO.
-------           -----------                                             ----
4.4               Certificate of Designations of the 11-3/4% Series G
                  Redeemable Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3.1(d) to the Company's
                  Registration Statement on Form S-4 dated October 17,
                  1995, File No. 33-62717).

27                Financial Data Schedule


                                      (21)