Form 10-K
period 1995-12-31
CABLEVISION SYSTEMS CORP
filed 1996-03-25
CIK 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             FORM 10-K
(Mark One)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1995
                                             -----------------
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _________________to _________________.

                         Commission File Number:  1-9046
                                                  ------

                          Cablevision Systems Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      11-2776686
--------------------------------------                 -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                    11797
---------------------------------------                -------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (516) 364-8450
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class:                              Class A Common Stock
     Name of each exchange on which registered:        American Stock Exchange
Securities registered pursuant to Section 12(g)
     of the Act:                                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X            No
                                            -------           -------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     -------

Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock Exchange on March 15, 1996: $745,341,699

Number of shares of common stock outstanding as of March 15, 1996:
                    Class A Common Stock - 14,340,782
                    Class B Common Stock - 11,572,709

Documents incorporated by reference - The Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment on Form 8 to this report containing the information required to be disclosed under Part III of Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
          Item 1.   Business.                                                  3

               2.   Properties.                                               28

               3.   Legal Proceedings.                                        28

               4.   Submission of Matters to a Vote of
                    Security Holders.                                         28

PART II
               5.   Market for the Registrant's Common Equity
                    and Related Stockholder Matters.                          29

               6.   Selected Financial Data.                                  31

               7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.            33

               8.   Consolidated Financial Statements.                        48

               9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.                   89

PART III
               10.  Directors and Executive Officers of the                    *
                    Registrant.

               11.  Executive Compensation.                                    *

               12.  Security Ownership of Certain Beneficial
                    Owners and Management.                                     *

               13.  Certain Relationships and Related
                    Transactions.                                              *

PART IV
               14.  Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K.                                  89



   * These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment on Form 8 to this report containing the information required to be disclosed under
     Part III of Form 10-K.


                                      (2)

                                     PART I


ITEM 1.    BUSINESS

THE COMPANY

Cablevision Systems Corporation, a Delaware corporation and its majority owned subsidiaries (the "Company") own and operate cable television systems in six states with approximately 2,061,000 subscribers at December 31, 1995. The Company also has ownership interests in and/or manages other cable television systems which served an aggregate of approximately 662,000 subscribers at December 31, 1995 and has interests in companies that produce and distribute national and regional programming services and that provide advertising sales services for the cable television industry. The Company was formed in 1985 to effect a reorganization of its predecessors.

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

The Company's cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, satellite-delivered "superstations" such as WTBS (Atlanta), certain other news, information and entertainment channels such as CNN, CNBC, ESPN, MTV, and certain premium services such as HBO, Showtime, The Movie Channel and Cinemax.

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

For financing purposes, the Company is structured as a restricted group and an unrestricted group of subsidiaries. The restricted group consists of Cablevision Systems Corporation and certain of its subsidiaries, including Cablevision of New York City ("CNYC") and, as of December 15, 1995, a subsidiary holding the cable television assets previously a part of Cablevision of Boston Limited Partnership ("Cablevision of Boston") (the "Restricted Group"). The unrestricted group of subsidiaries consists primarily of V Cable, Inc. ("V Cable"), Cablevision MFR, Inc. ("Cablevision MFR"), and Rainbow Programming Holdings, Inc. (including Rainbow Advertising Sales Corporation ("Rainbow


                                      (3)

Advertising"), American Movie Classics Company ("AMCC") and SportsChannel Associates (New York) ("SportsChannel New York")) (collectively, "Rainbow Programming"). In addition, the Company has an unrestricted group of investments, consisting of investments in A-R Cable Services, Inc. ("A-R Cable"), U.S. Cable Television Group, L.P. ("U.S. Cable"), Cablevision of Framingham Holdings, Inc. ("CFHI"), A-R Cable Partners and Cablevision of Newark.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the financing of the Company including a discussion of restrictions on investments by the Restricted Group.

The Company's consolidated cable television systems are concentrated in the New York City greater metropolitan area (74.6% of the Company's total subscribers) and the greater Cleveland metropolitan area (14.8% of total subscribers). The Company believes that its cable systems on Long Island comprise the largest group of contiguous cable television systems under common ownership in the United States (measured by number of subscribers).

RECENT DEVELOPMENTS

V CABLE TRANSACTIONS

On February 2, 1996, the Company entered into an agreement, as amended, (the "GECC Agreement") with General Electric Capital Corporation ("GECC"), pursuant to which the Company plans to effect a reorganization and recapitalization relating to its V Cable subsidiary. As of December 31, 1995, V Cable served approximately 378,000 subscribers, principally in the suburbs of Cleveland, Ohio and on Long Island. As part of this reorganization and recapitalization, (i) On March 18, 1996 the Company paid $500 million of V Cable debt and $70 million of U.S. Cable debt, together with accrued interest, with proceeds from the Company's issuance in February 1996 of $650 million aggregate liquidation preference of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock");
(ii) all remaining indebtedness of V Cable (which would have amounted to $399 million at December 31, 1995 after giving effect to the March 18, 1996 repayment of $500 million) will be paid with the remainder of the proceeds of the Series L Preferred Stock, additional borrowings under the Restricted Group's credit agreement and from funds available under a new Cablevision of Ohio credit facility, referred to below; (iii) the Company will contribute its North Coast Cable television system (which served approximately 88,000 subscribers in the Cleveland metropolitan area as of December 31, 1995), which is currently part of the Company's Restricted Group, to a new unrestricted subsidiary, Cablevision of Ohio which will also hold V Cable's Ohio cable television systems and Cablevision of Ohio will enter into a new $450 million credit facility with a group of banks; (iv) the Long Island cable television systems of V Cable (161,000 subscribers as of December 31, 1995) will be designated as part of the Company's Restricted Group and the balance of the debt owed to GECC associated with those systems will be repaid with the proceeds of Restricted Group borrowings under the Company's credit agreement; and (v) the 80% interest in U.S. Cable (which served


                                      (4)
approximately 242,000 subscribers as of December 31, 1995), including U.S. Cable's 19% interest in VC Holdings, will be acquired for an aggregate additional cost of $151 million which will be raised through a separate bank facility (U.S. Cable will be part of the Company's Unrestricted Group).

NEW CABLEVISION OF OHIO CREDIT FACILITY

As part of the V Cable reorganization and recapitalization, the Company will combine its existing North Coast Cable television system and the Ohio cable television systems of V Cable into Cablevision of Ohio, which will be a wholly-owned subsidiary of the Company and a member of the Unrestricted Group. A group of banks has committed to provide a $450 million credit facility to Cablevision of Ohio, consisting of a $375 million nine-year reducing revolving credit facility and a $75 million 9-1/2 year term loan.
In connection with the consummation of the reorganization and recapitalization of V Cable, Cablevision of Ohio expects to draw approximately $289 million under the $450 million credit facility which will be used to repay outstanding V Cable debt to GECC and to repay Restricted Group debt assumed by Cablevision of Ohio in connection with the contribution of North Coast Cable.

U.S. CABLE ACQUISITION

On March 18, 1996, the Company contributed $70 million of proceeds of the Series L Preferred Stock mentioned above to U.S. Cable. U.S. Cable applied the $70 million to the prepayment to GECC of a portion of the indebtedness under its credit facility.

The GECC Agreement contemplates that following the receipt of any required franchise and regulatory approvals, the U.S. Cable partnership will (i) redeem the 80% of U.S. Cable's partnership interests not already owned by V Cable for approximately $4 million, (ii) refinance the remaining $151 million of U.S. Cable indebtedness payable to GECC. The funds to redeem the partnership interest and to repay indebtedness owed to GECC will be provided by a drawdown under a $175 million credit facility arranged with a new group of banks. As part of the acquisition of the 80% interest in U.S. Cable which the Company does not already own, the Company will acquire the 19% interest in VC Holdings currently held by U.S. Cable.

There can be no assurance that the V Cable reorganization, including the acquisition of U.S. Cable partners' interests, will be consummated or will be consummated in the form presently contemplated.

OFFERINGS AND ACQUISITION

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Preferred Stock with an aggregate liquidation preference of $650 million. The depository shares are exchangeable, in whole but not in part, at the option of the Company, on or after April 1, 1996, for the Company's 11-1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series L


                                     (5)

Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series L Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. The net proceeds of approximately $626 million was used to repay $570 million of V Cable and U.S. Cable indebtedness in connection with the V Cable Transactions, as discussed above, with the balance of approximately $56 million initially used to repay borrowings under the Company's Credit Agreement. Such amount is expected to be reborrowed at the time of consummation of the V Cable Transactions, which is expected to occur during the third quarter of 1996.

On December 15, 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own. Cablevision of Boston served approximately 146,300 subscribers on the date of acquisition. In connection with the acquisition, Cablevision of Boston became a member of the Restricted Group, all outstanding subordinated advances made by the Company to Cablevision of Boston became intercompany indebtedness and, effective December 15, 1995, the results of operations of Cablevision of Boston are consolidated with those of the Company. See "Consolidated Cable Affiliates - Cablevision of Boston".

In November 1995, the Company issued 13,800,000 depositary shares representing 1,380,000 shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock with an aggregate liquidation preference of $345 million (the "Series I Preferred Stock"). The depositary shares are convertible into shares of the Company's Class A Common Stock at an initial conversion price of $67.44 per share of Class A Common Stock. The Company applied the net proceeds of approximately $334 million to the repayment of Restricted Group bank indebtedness.

Also in November 1995, the Company issued $300 million aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2005 (the "2005 Notes"). The Company applied the net proceeds of approximately $292 million of the 2005 Notes to the repayment of Restricted Group bank indebtedness.

In September 1995, the Company issued 2,500,000 shares of its 11-3/4% Series G Redeemable Exchangeable Preferred Stock with an aggregate liquidation preference of $250 million (the "Series G Preferred Stock"). The net proceeds of approximately $239 million were initially used to repay bank borrowings.


                                     (6)

CABLE TELEVISION OPERATIONS

GENERAL.

As of December 31, 1995, the Company's consolidated cable television systems served approximately 2,061,000 subscribers in New York, Ohio, Connecticut, New Jersey, Michigan, and Massachusetts.

The following table sets forth certain statistical data regarding the Company's cable television operations (1). During 1995 Cablevision of Boston, formerly an unconsolidated affiliate, became part of the Restricted Group and Cablevision of Chicago was sold. During 1994 CNYC and North Coast Cable became part of the Restricted Group.

                                                   As of December 31,
                                             ------------------------------
                                               1995      1994       1993
                                               ----      ----       ----
Homes passed (2):
           Restricted group. . . . . . . .   2,549,000 2,139,000  1,086,000
           Unrestricted group. . . . . . .     779,000   760,000    509,000
                                             --------- ---------  ---------
           Company consolidated. . . . . .   3,328,000 2,899,000  1,595,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------
           Managed unconsolidated cable
             affiliates. . . . . . . . . .     988,000 1,427,000  2,181,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------

Basic service subscribers: . . . . . . . .
           Restricted group. . . . . . . .   1,512,000 1,243,000    815,000
           Unrestricted group. . . . . . .     549,000   525,000    350,000
                                             --------- ---------  ---------
           Company consolidated. . . . . .   2,061,000 1,768,000  1,165,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------
           Managed unconsolidated cable
             affiliates. . . . . . . . . .     662,000  861,000   1,067,000
                                             --------- ---------  ---------
                                             --------- ---------  ---------

Average number of premium units per. . . .
  basic subscriber:. . . . . . . . . . . .
           Restricted group. . . . . . . .         2.2       2.2        1.8
           Unrestricted group. . . . . . .         1.1       1.0        1.3
           Company consolidated. . . . . .         1.9       1.8        2.2
           Managed unconsolidated cable
            affiliates . . . . . . . . . .         1.1       1.2        2.0

Average revenue per basic subscriber (3):.
           Restricted group. . . . . . . .      $38.82    $38.29     $38.01
           Unrestricted group. . . . . . .      $32.45    $31.72     $30.56
           Company consolidated. . . . . .      $37.07    $36.33     $36.59
           Managed unconsolidated cable
             affiliates. . . . . . . . . .      $28.68    $29.71     $32.50

--------------
(1) No information is provided in this table for any period in which an entity was not a consolidated subsidiary of the Company.

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

In certain areas with sufficient system capacity, the Company has branded a new product offering called OptimumTV. OptimumTV, which includes a minimum of 77 analog channels, offers the Basic and Family packages noted above, as well as premium services, and a group of three new packages containing premium networks and ad-supported news, information and entertainment channels. Depending upon the market, OptimumTV offers customers anywhere from 20 to 30 new cable channels, including additional pay-per-view channels that offer new films and sporting events on a transactional basis.

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

SYSTEM CAPACITY.

The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming


                                     (8)
and new services. The Company's cable television systems have a minimum capacity of 35 channels and 85% of its subscribers are currently served by systems having a capacity of at least 52 channels. As a result of currently ongoing upgrades, the Company expects that by December 1996 approximately 70% of its subscribers will be served by systems having a capacity of at least 77 channels. A substantial portion of the system upgrades either completed or underway will utilize fiber optic cable.

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

FRANCHISES.

The Company's cable television systems are operated primarily under nonexclusive franchise agreements with local governmental franchising authorities, in some cases with the approval of state cable television authorities. Franchising authorities generally charge a fee of up to 5% based on a percentage of certain revenues of the franchisee. In 1995 franchise fee payments made by the Company aggregated approximately 4% of total revenues.

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

The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provide significant procedural protections for cable operators seeking renewal of their franchises. See "Business - Cable Television Operations -Regulation". In connection with a renewal, a franchising authority may impose different and more stringent terms. The Company has never lost a franchise as a result of a failure to obtain a renewal.


                                     (9)

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

The recently adopted Telecommunications Act of 1996 ("1996 Telecom Act") signed into law on February 8, 1996, repeals the 1984 Act prohibition against telco-cable cross-ownership and provides that a local exchange telephone company may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based (MMDS or DBS) multichannel video programming distributor; (2) as a cable operator, fully subject to the franchising, rate regulation and other provisions of the 1984 and 1992 Cable Acts; and (3) through an "open video system" that is certified by the FCC to be offering nondiscriminatory access to a portion of its channel capacity for unaffiliated program distributors, subject only to selected portions of the regulations applicable to cable operators. A local telephone company also may provide the "transmission of video programming" on a common carrier basis. Telephone companies in several of the Company's franchise areas have applied for franchises to offer cable service fully subject to the 1984 and 1992 Cable Acts.

The 1996 Telecom Act also prohibits a telephone company or a cable system operator in the same market from acquiring each other, except in limited circumstances, such as areas of smaller population.

Cable television also competes with the home video industry. Owners of videocassette recorders are able to rent many of the same movies, special events and music videos that are available on certain premium services. The availability of videocassettes has affected the degree to which the Company is able to sell premium service units and pay-per-view offerings to some of its subscribers.

Multipoint distribution services ("MDS"), which deliver premium television programming over microwave superhigh frequency channels received by subscribers with a special antenna, and multichannel multipoint distribution service ("MMDS"), which is capable of carrying four channels of television programming, also compete with certain services provided by the Company's cable television systems. By acquiring several MMDS licenses or subleasing from several MMDS operators and holders of other types of microwave licenses, a single entity can increase channel capacity to a level more competitive with cable systems. MDS and MMDS systems are not required to obtain a municipal franchise, are less capital intensive, require lower up-front capital expenditures and are subject to fewer local and FCC regulatory requirements than cable systems. The ability of MDS and MMDS systems to serve homes and to appeal to consumers is affected by their less extensive channel capacity and the need for unobstructed line of sight


                                     (10)
over-the-air transmission. The Company competes with MDS and MMDS operators generally in its metropolitan service areas.

Satellite master antenna systems ("SMATV") generally serve large multiple dwelling units. The FCC has preempted all state and local regulation of SMATV operations. SMATV is limited to the buildings within which the operator has received permission from the building owner to provide service. The FCC has recently streamlined its MDS regulations and opened substantially more microwave channels to MDS and SMATV operators, which could increase the strength of their competition with cable television systems. The Company competes with SMATV operators primarily in the New York City metropolitan service area. The 1996 Telecom Act amends the definition of cable system to exclude facilities that do not use public rights-of-way (e.g., SMATV operators serving multiple buildings not under common ownership or control), thus exempting such facilities from franchise and other requirements applicable to cable operators.

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

The 1984 Cable Act specifically legalized, under certain circumstances, reception by private home earth stations of satellite-delivered cable programming services. By law, dish owners have the right to receive broadcast superstations and network affiliate transmissions in return for a compulsory copyright fee. Cable programmers have developed new marketing efforts to reach these viewers. Direct broadcast satellite ("DBS") systems currently permit satellite transmissions from the low-power C-Band to be received by antennae approximately 60 to 72 inches in diameter at the viewer's home. New higher power DBS systems providing transmissions over the Ku-Band permit the use of smaller receiver antennae and thus may be more appealing to customers. Four DBS systems are now operational in the United States. Both C-Band and Ku-Band DBS delivery of television signals are competitive alternatives to cable television.

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

The full extent to which developing media will compete with cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete. In particular, certain major telephone


                                     (11)
companies have demonstrated an interest in acquiring cable television systems or providing video services to the home through fiber optic technology. Changes in the laws and regulations mentioned above governing telephone companies could allow these companies in the future to provide information and entertainment services to the home.

Although substantially all the Company's cable television franchises are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the Company operates or a municipality could build a competing cable system. One company has applied for and obtained a franchise to build and operate a competing cable television system in several communities in Connecticut in which the Company currently holds a cable franchise. This franchise is subject to cancellation if the holders do not provide by August 1996, evidence of their ability to finance the construction of the cable system. The Company has challenged the grant of this franchise in state court. As mentioned above, telephone companies in several of the Company's franchise areas have applied for franchises to offer cable service. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable systems or municipally-owned cable systems. See "Regulation - 1992 Cable Act," below.

REGULATION.

1984 CABLE ACT. In 1984, Congress enacted the 1984 Cable Act, which set uniform national guidelines for cable regulation under the Communications Act of 1934. While several of the provisions of the 1984 Cable Act have been amended or superseded by the 1992 Cable Act and/or the 1996 Telecom Act, each described below, other provisions of the 1984 Act, including the principal provisions relating to the franchising of cable television systems, remain in place. The 1984 Cable Act authorizes states or localities to franchise cable television systems but sets limits on their franchising powers. It sets a ceiling on cable franchise fees of 5% of gross revenues and prohibits localities from requiring cable operators to carry specific programming services. The 1984 Cable Act protects cable operators seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial. The 1984 Cable Act does not, however, prevent another cable operator from being authorized to build a competing system.
The 1992 Cable Act prohibits franchising authorities from granting exclusive cable franchises and from unreasonably refusing to award an additional competitive franchise.

The 1984 Cable Act allows localities to require free access to public, educational or governmental channels, but sets limits on the number of commercial leased access channels cable television operators must make available for potentially competitive services. The 1984 Cable Act prohibits obscene programming and requires the sale or lease of devices to block programming considered offensive.


                                     (12)

1992 CABLE ACT. On October 5, 1992, Congress enacted the 1992 Cable Act which represents a significant change in the regulatory framework under which cable television systems operate.

After the effective date of the 1984 Cable Act, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of the Company's systems. The 1992 Cable Act reintroduced rate regulation for certain services and equipment provided by most cable systems in the United States, including substantially all of the Company's systems. On April 1, 1993, the FCC adopted rules implementing the rate regulation provisions of the 1992 Cable Act. While several of the provisions of the 1992 Cable Act have been amended or superseded by the 1996 Telecom Act, other provisions remain in place.

The 1992 Cable Act requires each cable system to establish a basic service package consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals that the cable system wishes to carry, and all public, educational and governmental access programming. The rates for the basic service package are subject to regulation by local franchising authorities. Under the FCC's April 1, 1993 rate regulation rules, a cable operator whose per channel rates as of September 30, 1992 exceeded an FCC established benchmark was required to reduce its per channel rates for the basic service package by up to 10% unless it could justify higher rates on the basis of its costs. On February 22, 1994, after reconsideration, the FCC ordered a further reduction of 7% in rates for the basic service tier in effect on September 30, 1992, for an overall reduction of 17% from those rates. The amount of this 17% decrease that is below a new per channel benchmark need not be implemented pending completion of FCC studies of the costs of below-benchmark cable systems. In the interim, however, the amount of the 17% decrease that is below this benchmark must be computed by the cable system and must be offset against otherwise allowable rate increases by these systems. Franchise authorities (local municipalities or state cable television regulators) are also empowered to regulate the rates charged for the installation and lease of the equipment used by subscribers to receive the basic service package (including a converter box, a remote control unit and, if requested by a subscriber, an addressable converter box or other equipment required to access programming offered on a per channel or per program basis), including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets. The FCC's rules require franchise authorities to regulate rates for equipment and connections for additional television sets on the basis of an actual cost formula developed by the FCC, plus a return of 11.25%. No additional charge is permitted for the delivery of regulated services to additional sets unless the operator incurs additional programming costs in connection with the delivery of such services to multiple sets.

The FCC may, in response to complaints by a subscriber, municipality or other governmental entity, reduce the rates for service packages other than the basic service package if it finds that such rates are unreasonable. The FCC will in response to complaints also regulate, on the basis of actual cost, the rates for equipment used only to receive these higher packages. Services offered on a per channel or per program basis or


                                      (13)
packages comprised only of services that are also available on a per channel or per program basis are not subject to rate regulation by either municipalities or the FCC. The FCC on February 22, 1994 adopted criteria to assess whether certain discounted packages of "a la carte" or per channel offerings should be regulated as a tier of services by the FCC or should be treated as unregulated per channel offerings.

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

On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC. In light of the uncertainty created by the various criteria that the FCC previously applied to a la carte packages, the FCC, in those cases in which


                                      (14)
it was not clear how the FCC's previous criteria should have been applied to the package at issue, and where only a "small number" of channels were moved from a previously regulated tier to the package, will allow cable operators to treat existing packages as new product tiers ("NPT") as discussed below.

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

Additionally, the FCC will permit cable operators to offer NPTs at rates which they elect so long as, among other conditions, other service tiers that are subject to rate regulation are priced in conformity with applicable FCC regulations and cable operators do not remove programming services from existing service tiers and offer them on the NPT.

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

In addition, the 1992 Cable Act (i) requires cable programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS, and prohibits new exclusive contracts with program suppliers without FCC approval, (ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator, (iii) bars municipalities from unreasonably refusing to grant additional competitive franchises, (iv) requires cable television operators to carry ("Must Carry") all local broadcast stations (including home shopping broadcast stations), or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal ("Retransmission Consent"), (v) requires cable television operators to obtain the consent of any non-local broadcast station prior to retransmitting its signal, and (vi) regulates the ownership by cable operators of


                                     (15)
other media such as MMDS and SMATV. In connection with clause (ii) above concerning limitations on affiliated programming, the FCC has established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of households that any cable company can serve. In connection with clause (iv) above concerning retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by the Company's cable television systems and have elected to negotiate with the Company for Retransmission Consent. Although the Company has obtained Retransmission Consent agreements with all broadcast stations it currently carries, a number of these agreements are temporary in nature and the potential remains for discontinuation of carriage if an agreement is not renewed following their expiration. Renewal periods for several of these agreements expire in October 1996.

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

A number of lawsuits have been filed in federal court challenging the constitutionality of various provisions of the 1992 Cable Act. A challenge to the constitutionality of the 1992 Cable Act's Must Carry rules was denied by a federal court in April 1993. On appeal, the United States Supreme Court returned this decision to the lower court for further proceedings. The lower court again upheld the Must Carry rules, but this decision is on appeal to the Supreme Court. Most other challenged provisions of the 1992 Cable Act have been upheld at the federal district court level, including provisions governing rate regulation and retransmission consent, and appeal of the rate regulation decision was unsuccessful. The Company cannot predict the outcome of any of the foregoing litigation affecting the 1992 Cable Act.

1996 TELECOM ACT. The 1996 Telecom Act deregulates the rates for non-basic tiers of service provided by all cable operators after March 31, 1999 and immediately deregulates the upper tier rates of entities that operate small cable systems as defined under the statute. It permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. The 1996 Telecom act eliminates the right of individual subscribers to file rate complaints with the FCC concerning certain nonbasic cable programming service tiers.

The 1992 Cable Act provided that all rate regulation, for both the upper tiers and for basic service, is eliminated when a cable system is subject to "effective competition" from another multichannel video programming provider such as MMDS, DBS, a telephone company, or a combination of all of these. The 1996 Telecom Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliates) offers comparable video programming


                                      (16)
directly to subscribers by any means (other than DBS) in the cable operator's franchise area. Since telephone companies are providing or planning to provide video services in several of the Company's franchise areas, this provision will allow the Company greater flexibility in packaging and pricing its product in those markets.

The 1996 Telecom Act also eliminates the uniform rate structure requirements of the 1992 Cable Act for cable operators in areas subject to effective competition or to video programming offered on a per channel or per program basis, and allows non-uniform bulk discount rates to be offered to multiple dwelling units.

OTHER FCC REGULATION. In addition to the rules and regulations promulgated by the FCC under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act, the FCC has promulgated other rules affecting the Company. FCC rules require that cable systems black out certain network and sports programming on imported distant broadcast signals upon request. The FCC also requires that cable systems delete syndicated programming carried on distant signals upon the request of any local station holding the exclusive right to broadcast the same program within the local television market and, in certain cases, upon the request of the copyright owner of such programs. These rules affect the diversity and cost of the Company's programming options for its cable systems.

FCC regulation also includes matters regarding restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; home wiring and limitations on advertising contained in nonbroadcast children's programming.

Implementing provisions of the 1993 Budget Act, the FCC has adopted requirements for payment of annual "regulatory fees". For 1994, cable television systems were required to pay regulatory fees of $0.37 per subscriber, which may be passed on to subscribers as "external cost" adjustments to basic cable service. This fee was increased to $0.51 per subscriber for 1995, and may be further increased in 1996. Fees are also assessed for other licenses, including licenses for business radio, cable television relay systems (CARS) and earth stations, which, however, may not be collected directly from subscribers.

The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area, and the states in which the Company's cable television systems operate have done so. The 1996 Telecom Act modifies the current pole attachment provisions of the Communications Act by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC is required to adopt new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations are likely to increase the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations will not become effective, however, until five years after enactment of the 1996 Telecom Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years.


                                      (17)

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

CABLE TELEVISION CROSS-MEDIA OWNERSHIP LIMITATIONS. In addition to the prohibition on telephone company-cable cross-ownership, now removed by the 1996 Telecom Act, the 1984 Cable Act prohibited any person or entity from owning broadcast television and cable properties in the same market. The 1992 Cable Act imposed limits on new acquisitions of SMATV or MMDS systems by cable operators in their franchise areas. The 1996 Telecom Act repeals the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas. The 1996 Telecom Act leaves in place, however, the cable system-television station cross-ownership restriction contained in the FCC's rules and does not prejudge the Commission's review of the regulation, which will occur this year. The 1996 Telecom Act also directs the FCC to revise its existing regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system. The 1996 Telecom Act removes the statutory ban on cable-MMDS cross-ownership on any cable operator in a franchise area where one cable operator is subject to effective competition.

STATE AND MUNICIPAL REGULATION OF CABLE TELEVISION. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, system design and construction, safety, and consumer services remains with either state or local officials and, in some jurisdictions, with both. The 1992 Cable Act expanded the factors that a franchising authority can consider in deciding whether to renew a franchise and limits the damages for certain constitutional claims against franchising authorities for their franchising activities. New York law provides for comprehensive state-wide regulation, including approval of transfers of cable franchises and consumer protection legislation. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with the provisions of the 1984 Cable Act and the 1992 Cable Act. Among the more significant restrictions that the Cable Act imposes on the regulatory jurisdiction of local franchising authorities is a 5% ceiling on franchise fees and mandatory renegotiation of certain franchise requirements if warranted by changed circumstances.

TELECOMMUNICATIONS REGULATION. The 1996 Telecom Act removes barriers to entry in the local telephone market that is now monopolized by the BOCs and other local exchange


                                     (18)
carriers by preempting state and local laws that restrict competition and by requiring incumbent local exchange telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. At the same time, the new law eliminates the Modified Final Judgment and permits the BOCs to enter the market for long distance service (through a separate subsidiary) after they satisfy a "competitive checklist." The 1996 Telecom Act also permits interstate utility companies to enter the telecommunications market for the first time.

The 1996 Telecom Act also eliminates or streamlines many of the requirements applicable to local exchange carriers, and requires the FCC and states to review universal service programs and encourage access to advanced telecommunications services provided by all entities, including cable companies, by schools, libraries and other public institutions. The FCC and, in some cases, states are required to conduct numerous rulemaking proceedings to implement these provisions.

CONSOLIDATED CABLE AFFILIATES

V CABLE. In February 1996, the Company entered into the GECC Agreement pursuant to which the Company plans to effect a reorganization and recapitalization relating to V Cable and U.S. Cable. For a description see "Recent Developments - V Cable Transactions" above and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". For a description of V Cable's debt at December 31, 1995 see Note 4 of Notes to Financial Statements.

CABLEVISION OF BOSTON. On December 15, 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own pursuant to an agreement entered into by the Company and Cablevision of Boston. In connection with the acquisition, the limited partners (other than the Company) of Cablevision of Boston received 682,454 shares (of which 680,266 shares were issued by December 31, 1995) of the Company's Class A Common Stock and the Company paid approximately $83 million, (including fees and expenses) primarily with funds borrowed under the Company's Credit Agreement, to repay existing Cablevision of Boston indebtedness and to make certain payments to Charles F. Dolan, ("Mr. Dolan") referred to below. Upon consummation of the acquisition, Cablevision of Boston became a member of the Restricted Group and all outstanding subordinated advances made by the Company to Cablevision of Boston became intercompany indebtedness. Mr. Dolan, a former general partner of Cablevision of Boston and the Chairman of the Board of the Company, received 7,357 shares of the Company's Class A Common Stock and approximately $20.8 million in cash to repay a portion of Cablevision of Boston's indebtedness to him in connection with the acquisition. The Company and its affiliates (other than Cablevision of Boston's former general partners and their affiliates) received 1,041,553 shares of the Company's Class A Common Stock (such shares are reflected as treasury shares at December 31, 1995) and assumed approximately $42.9 million of intercompany indebtedness referred to above. As part of the acquisition of Cablevision of Boston, the Company entered into an agreement with Mr. Dolan with respect to his 0.5% general partnership interest in Cablevision of Brookline


                                   (19)

Limited Partnership ("Cablevision of Brookline"), a partnership affiliated with Cablevision of Boston. The Company acquired the remaining 99.5% of the partnership interests in Cablevision of Brookline in the acquisition of Cablevision of Boston. Under the agreement, the Company has a right of first refusal to acquire Mr. Dolan's general partnership interest and a right to acquire such interest on the earlier to occur of Mr. Dolan's death or January 1, 2002 at the greater of $10,000 or the book value of such interest. Mr. Dolan's estate has the right to put the interest to the Company at the same price. Additionally, in the event of a change of control of the Company or Cablevision of Brookline, Mr. Dolan will have the right to put his general partnership interest in Cablevision of Brookline to the Company at the greater of (i) prices declining from $3.9 million for the year ended December 15, 1996 to $10,000 for the year ended December 15, 2002 and
(ii) the book value of such interest.

CABLEVISION MFR. In August 1994, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision") and Riverview Cablevision Associates, L.P. ("Riverview Cablevision") (collectively, "Monmouth/Riverview") consisting of cable television systems in New Jersey. The operations of Monmouth Cablevision and Riverview Cablevision are consolidated with those of the Company as of the date of acquisition. The aggregate purchase price for the two New Jersey systems was $391.2 million. Approximately $237.8 million of such purchase price was financed by a senior credit facility of newly formed subsidiaries of Cablevision MFR secured solely by the assets of the systems. The remaining $153.4 million of such purchase price was paid with cash of approximately $12.1 million and the issuance, by Cablevision MFR, of subordinated promissory notes (the "MFR Notes") totalling $141.3 million due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter increasing to 8% and 10%, respectively, if the Company exercises its option to pay interest in shares of the Company's Class A common stock.

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

CABLEVISION CLEVELAND. In March, 1994, Cablevision of Cleveland, L.P. ("Cablevision Cleveland"), a partnership comprised of subsidiaries of the Company, purchased substantially all of the assets and assumed certain liabilities of North Coast Cable Limited Partnership, which operates a cable television system in Cleveland, Ohio (the "North Coast Cable Acquisition"). The net cash purchase price for interests not previously owned by the Company (and excluding excess liabilities assumed by the Company) aggregated approximately $103.4 million including expenses. The cost of the acquisition was financed principally by borrowings under the Company's Credit Agreement. Cablevision Cleveland was part of the Restricted Group at December 31, 1995.


                                     (20)

CABLEVISION OF NEW YORK CITY. In July 1992, the Company acquired (the "CNYC Acquisition") substantially all of the remaining interests in Cablevision of New York City - Phase I through Phase V ("CNYC"), the operator of a cable television system that is under development in The Bronx and parts of Brooklyn, New York. Prior to the CNYC Acquisition, the Company had a 15% interest in CNYC and Mr. Dolan owned the remaining interests. Mr. Dolan remains a partner in CNYC, with a 1% interest and the right to certain preferential payments.

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

The Company has the right to make payment of the put or call exercise price in the form of shares of the Company's Class B Common Stock or, if Mr. Dolan so elects, Class A Common Stock, except that all Annual Payments must be paid in cash to the extent permitted under the Company's Credit Agreement (as defined below). Under the Credit Agreement, the Company is currently prohibited from paying the Preferred Payment in


                                     (21)
cash and, accordingly, without the consent of the bank lenders, would be required to pay it in shares of the Company's Common Stock.

The Company has agreed to invest in CNYC LP sufficient funds to permit CNYC LP to make the required Annual Payments to Mr. Dolan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Restricted Group."

OTHER CABLE AFFILIATES

A-R CABLE. In May 1992, the Company and A-R Cable consummated a restructuring and refinancing transaction that had the effect of retiring a substantial portion of A-R Cable's subordinated debt and reducing the Company's economic and voting interest in A-R Cable. See Note 2 of Notes to Consolidated Financial Statements.

CABLEVISION OF NEWARK. Cablevision of Newark is a partnership 25% owned and managed by the Company and 75% owned by an affiliate of Warburg Pincus, operating cable television systems located in Newark and South Orange, New Jersey. The Company manages the operations of Cablevision of Newark for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses.

U.S. CABLE. In connection with the V Cable Reorganization, V Cable acquired for $20.0 million a 20% interest in U.S. Cable. See Note 2 of Notes to Financial Statements. The Company manages the properties of U.S. Cable under management agreements that provide for cost reimbursement, including an allocation of overhead charges.

In February 1996, the Company entered into the GECC Agreement, as amended, pursuant to which the Company plans to effect a reorganization and recapitalization relating to V Cable and U.S. Cable. For a further description see "Business - Recent Developments - V Cable Transactions".

A-R CABLE PARTNERS. In June 1994, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and E.M. Warburg, Pincus & Co., Inc. completed the purchase of certain assets of Nashoba Communications, a group of three limited partnerships, for a purchase price of approximately $90.5 million of which $46.7 million was provided by a senior credit facility secured by the assets of such systems. The remainder of the purchase price was provided by equity contributions and subordinated loans from the partners in A-R Cable Partners. The Company provided $11.9 million for its 30% interest in A-R Cable Partners and $1.5 million in loans. The Company manages the operations of A-R Cable Partners pursuant to a management agreement which provides for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses.

CABLEVISION OF FRAMINGHAM. In August 1994, Cablevision of Framingham Holdings, Inc. ("CFHI"), a corporation owned by the Company and E.M. Warburg, Pincus Investors,


                                      (22)

L.P., acquired substantially all of the assets of Framingham Cablevision Associates, L.P. ("Framingham Cablevision") consisting of cable television systems in Massachusetts. The aggregate purchase price, including fees and expenses, for Framingham Cablevision's assets was $37.5 million. Approximately $22.7 million of such purchase price was financed by a senior credit facility of a wholly-owned subsidiary of CFHI secured by the assets of such system. Approximately $9.7 million of such purchase price was paid by the issuance by CFHI of a promissory note, guaranteed by the Company, (the "CFHI Note") due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10%, respectively, if interest is paid in shares of the Company's Class A Common Stock). The remaining amount was financed by loans and capital contributions from its stockholders, of which the Company provided approximately $1.3 million as a capital contribution and $0.3 million as a loan for its 30% interest in CFHI. The Company manages the operations of CFHI pursuant to a management agreement which provides for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses.

CABLEVISION OF CHICAGO. Cablevision of Chicago owned cable television systems operating in the suburban Chicago area. The Company did not have a material ownership interest in Cablevision of Chicago but had loans and advances outstanding to Cablevision of Chicago in the amount of $12.3 million (plus accrued interest which the Company had fully reserved). In August 1995, Cablevision of Chicago sold its cable television systems to Continental Cablevision, Inc. and the loans from the Company to Cablevision of Chicago, together with accrued interest reserved by the Company, were repaid in full. Accordingly, the Company recognized a net gain of approximately $15.3 million representing the accrued interest which the Company had reserved.

PROGRAMMING OPERATIONS

GENERAL.

The Company conducts its programming activities through Rainbow Programming, its wholly owned subsidiary, and through subsidiaries of Rainbow Programming in partnership with certain unaffiliated entities, including National Broadcasting Company, Inc. ("NBC") and Liberty Media Corporation. Rainbow Programming's businesses include eight regional SportsChannel services, four national entertainment services (American Movie Classics Company ("AMCC"), Bravo Network ("Bravo") Much Music ("MM") and the Independent Film Channel ("IFC")), Rainbow News 12 (regional news services serving the suburban areas surrounding New York City) and the sports services of Prime SportsChannel Networks (Prime Network and NewSport). Rainbow Programming also owns an interest in Madison Square Garden Corporation ("MSG") (discussed below).

Rainbow Programming acts as managing partner for each of these programming businesses, other than MSG (which is managed jointly with ITT) and SportsChannel Florida Associates (which is managed by Front Row
Communications, Inc.), and reflects its share of the profits or losses in these businesses using the equity method of accounting


                                     (23)
except for AMCC, SportsChannel New York and News 12 Long Island, whose operations are consolidated with those of the Company. Certain of Rainbow Programming's programming interests are held through Rainbow Program Enterprises ("RPE"), which is substantially wholly owned by Rainbow Programming.

In March 1995, MSG Holdings, L.P. ("MSG Holdings"), a partnership among subsidiaries of Rainbow Programming and subsidiaries of ITT Corporation, a Delaware corporation ("ITT"), acquired the business and assets of MSG in a transaction in which MSG merged with and into MSG Holdings. MSG owns the Madison Square Garden Arena and the adjoining Paramount Theater, the New York Rangers professional hockey team, the New York Knicks professional basketball team and the Madison Square Garden Network, a sports programming network with over five million subscribers. The purchase price paid by MSG Holdings for MSG was $1,009.1 million. The name of MSG Holdings has been changed to Madison Square Garden, L.P.

MSG Holdings funded the purchase price of the acquisition through (i) borrowings of $289.1 million under a $450 million credit agreement among MSG Holdings, various lending institutions and Chemical Bank as administrative agent, (ii) an equity contribution from Rainbow Programming of $110 million, and (iii) an equity contribution from ITT of $610 million. ITT, Rainbow Programming and the Company are parties to an agreement made as of August 15, 1994 as amended, (the "Bid Agreement") that, as amended, provides Rainbow Programming the right to acquire interests in MSG Holdings from ITT sufficient to equalize the interests of ITT and Rainbow Programming in MSG Holdings by making certain scheduled payments totalling $250 million (plus interest on any unpaid portion thereof) on specified dates up to and including March 17, 1997. Rainbow Programming may acquire all or part of such interests in MSG Holdings through (i) the payment of cash to ITT, (ii) the delivery to ITT, at the option of the Company, of common or preferred stock of the Company (together with the commitment of a nationally recognized underwriter to promptly purchase such common or preferred stock for cash), or a combination of cash and common or preferred stock (with such a commitment), or (iii) the delivery to ITT, at the option of ITT, subject to certain conditions and in lieu of payment of a limited amount of the required cash or common or preferred stock for the purchase of a portion of such interests, of certain designated programming interests of Rainbow Programming. If any scheduled payment is not made on the applicable due date, then Rainbow Programming will forfeit (a) its right to equalize the interests in MSG Holdings and (b) certain minority rights. The Company and Rainbow Programming may fund the interest payments on the unpaid portion of the $250 million amount required to equalize the interests of ITT and Rainbow Programming in MSG Holdings from available cash balances or from funds available from the Restricted Group's principal bank credit agreement. Accordingly, the Company funded an approximate $29 million interest payment on March 11, 1996 from funds available under the Restricted Group's principal bank credit agreement. If certain conditions are met and Rainbow Programming has forfeited its right to equalize the interests in MSG Holdings, then Rainbow Programming will also have the right to require ITT to purchase all of Rainbow Programming's interest in MSG Holdings for an amount equal to (i) the price paid by Rainbow Programming for


                                      (24)
such interest plus (ii) all interest paid by Rainbow Programming on the unpaid portion of the $250 million of scheduled payments (as described above).

Initially MSG Holdings will be managed on a 50-50 basis by Rainbow Programming and ITT. If, as discussed above, Rainbow Programming does not equalize its ownership interest in MSG Holdings, its management role will be effectively eliminated. Rainbow Programming also has the right to voluntarily relinquish any power to direct the management and policies of MSG Holdings.

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

In July 1995 Rainbow Programming consummated the purchase of NBC's interests in SportsChannel New York and Rainbow News 12 Company for approximately $95.5 million, giving Rainbow Programming a 100% interest in SportsChannel New York and Rainbow News 12 Company. The purchase was financed by an additional drawdown of $94 million under Rainbow Programming's $202 million amended and restated credit facility and by a $2.5 million equity contribution from the Company for the balance of the purchase price and related fees.

In July 1994, the proceeds of the initial $105 million loan under the original Rainbow Programming facility plus $76 million of equity from the Company were used to purchase Liberty Media Corporation's 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC.

Rainbow Programming's financing needs have been funded by the Restricted Group's investments in and advances to Rainbow Programming, by sales of equity interests in the programming businesses and, through separate, external debt financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

COMPETITION.

There are numerous programming services with which Rainbow Programming competes for cable television system distribution and for subscribers, including network television, other national and regional cable services, independent broadcast television stations, television superstations, the home videocassette industry, and developing pay-per-view


                                      (25)
services. Rainbow Programming and the other programming services are competing for limited channel capacity and for inclusion in the basic service tier of the systems offering their programming services. Many of these program distributors are large, publicly-held companies which have greater financial resources than Rainbow Programming.

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

REGULATION.

Cable television program distributors such as Rainbow Programming are not regulated by the FCC under the Communications Act of 1934. To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, the business of Rainbow Programming will be directly affected. As discussed above under "Business - Cable Television Operations - Regulation", the 1992 Cable Act limits in certain ways the Company's ability to freely manage the Rainbow Programming services or carry the Rainbow Programming services on their affiliates' systems and imposes or could impose other regulations on the Rainbow Programming companies. The "program access" provisions of the 1992 Cable Act require that Rainbow Programming services be sold, under certain circumstances, to multichannel video programming providers that compete with the Company's local cable systems. The 1996 Telecom Act extends the program access requirements of the 1992 Cable Act to a telephone company that provides video programming by any means directly to subscribers, and to programming in which such a company holds an attributable ownership interest, thus allowing the Company's cable systems similar access to programming developed by their telephone company competitors.

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

Satellite common carriers, from whom Rainbow Programming and its affiliates obtain transponder channel time to distribute their programming, are directly regulated by the FCC. All common carriers must obtain from the FCC a certificate for the construction


                                      (26)
and operation of their interstate communications facilities. Satellite common carriers must also obtain FCC authorization to utilize satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite service and the number of channels available for program producers and distributors such as Rainbow Programming and its affiliates. Nevertheless, there are at present numerous competing satellite services that provide transponders for video services to the cable industry.

All common carriers must offer their communications service to Rainbow Programming and others on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.

ADVERTISING SERVICES

Rainbow Advertising sells advertising time to national, regional and local advertisers on behalf of the Company's cable television systems and SportsChannel and Rainbow News 12 programming services, as well as on behalf of unaffiliated cable television systems.

OTHER AFFILIATES

ATLANTIC PUBLISHING. Atlantic Cable Television Publishing Corporation ("Atlantic Publishing") holds a minority equity interest and a debt interest in a company that publishes a weekly cable television guide which is offered to the Company's subscribers and to other unaffiliated cable television operators. As of December 31, 1995, the Company had advanced an aggregate of approximately $16.7 million to Atlantic Publishing, reflecting approximately $1.0 million, $0.6 million and $0.5 million, net, paid back during 1995, 1994 and 1993, respectively. The Company has written off all of its advances to Atlantic Publishing other than $2.4 million. Atlantic Publishing is owned by a trust for certain Dolan family members; however, the Company has the option to purchase Atlantic Publishing for an amount equal to the owner's net investment therein plus interest. The current owner has made only a nominal investment in Atlantic Publishing to date.

RADIO STATION WKNR. The Company is the owner of Cleveland Radio Associates ("WKNR"), an AM radio station serving the Cleveland metropolitan area with an all-sports format.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 1995, the Company had 4,934 full-time, 567 part-time and 300 temporary employees. There are no collective bargaining agreements with employees of the Company. The Company believes that its relations with its employees are satisfactory.


                                      (27)

ITEM 2.  PROPERTIES

The Company generally leases the real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. Significant leasehold properties include fourteen business offices, comprising the Company's headquarters located in Woodbury, New York with approximately 291,000 square feet of space, and the headend sites. The Company believes its properties are adequate for its use.

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


                                      (28)

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

                                   1995                     1994
                              -------------            -------------
               Quarter        High      Low            High      Low
               -------        ----      ---            ----      ---
               First          58-3/4    48-7/8         67-7/8    52-3/8
               Second         63-3/4    52-1/4         52-7/8    39
               Third          69-3/4    58             61-3/8    45-7/8
               Fourth         61        49-3/4         59-7/8    45-7/8

As of March 15, 1996, there were 915 holders of record of Class A Common Stock.

There is no public trading market for the Company's Class B Common Stock, par value $.01 per share ("Class B Common Stock"). As of March 15, 1996, there were 25 holders of record of Class B Common Stock.

DIVIDENDS. The Company has not paid any dividends on shares of Class A or Class B Common Stock. The Company intends to retain earnings to fund the growth of its business and does not anticipate paying any cash dividends on shares of Class A or Class B Common Stock in the foreseeable future.

The Company may pay cash dividends on its capital stock only from surplus as determined under Delaware law. Holders of Class A and Class B Common Stock are entitled to receive dividends equally on a per share basis if and when such dividends are declared by the Board of Directors of the Company from funds legally available therefor. No dividend may be declared or paid in cash or property on shares of either Class A or Class B Common Stock unless the same dividend is paid simultaneously on each share of the other class of common stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock). The Company paid $4.4 million of cash dividends on the Series I Preferred Stock and $7.8 million of dividends in additional shares of Series G Preferred Stock. The Company is restricted from paying dividends on its preferred stock (other than on the Company's 8% Series C Cumulative Preferred Stock) under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, the Company's senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.


                                      (29)

Dividends may not be paid in respect of shares of Class A or Class B Common Stock unless all dividends due and payable in respect of the preferred stock of the Company have been paid or provided for. Further, dividends may not be paid in respect of shares of Class A or Class B Common Stock under the Company's senior credit agreement. See Item 7.-"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Restricted Group."


                                     (30)

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

                                                              Cablevision Systems Corporation
                                                 -------------------------------------------------------------
                                                                        December 31,
                                                 -------------------------------------------------------------
                                                    1995           1994         1993         1992        1991
                                                    ----           ----         ----         ----        ----
                                                       (Dollars in thousands, except per share data)
OPERATING DATA:
Revenues.......................................  $1,078,060      $ 837,169    $ 666,724    $ 572,487   $ 603,272
Operating expenses
  Technical....................................     412,479        302,885      241,877      204,449     213,059
  Selling, general and administrative..........     266,209        195,942      172,687      120,356     121,527
  Restructuring charge.........................           -          4,306            -            -           -
  Depreciation and amortization................     319,929        271,343      194,904      168,538     215,326
                                                 ----------      ---------    ---------    ---------    --------

Operating profit...............................      79,443         62,693       57,256       79,144      53,360
Other income (expense):
  Interest expense, net........................    (311,887)      (261,781)    (230,327)    (193,379)   (257,189)
  Share of affiliates' net loss................     (93,024)       (82,864)     (61,017)     (47,278)    (23,780)
  Gain (loss) on sale of programming and
   affiliate interests, net....................      35,989              -         (330)       7,053      15,505
  Gain on sale of marketable securities, net...           -              -            -          733       5,806
  Provision for loss on Olympics venture.......           -              -            -      (50,000)          -
  Loss on sale of preferred stock..............           -              -            -      (20,000)          -
  Write off of deferred financing costs........      (5,517)        (9,884)      (1,044)     (12,284)          -
  Loss on redemption of debentures.............           -         (7,088)           -            -           -
  Settlement of litigation and
   related matters.............................           -              -            -       (5,655)     (9,677)
  Provision for preferential payment
   to related party............................      (5,600)        (5,600)      (5,600)      (2,662)          -
  Minority interest.....................,,,....      (8,637)        (3,429)       3,000            -           -
  Miscellaneous, net...........................      (8,225)        (7,198)      (8,720)      (6,175)    (11,224)
                                                 ----------      ---------    ---------    ---------    --------

Net loss.......................................    (317,458)      (315,151)    (246,782)    (250,503)   (227,199)
Preferred dividend requirement.................     (20,249)        (6,385)        (885)        (885)     (4,464)
                                                 ----------      ---------    ---------    ---------    --------

Net loss applicable to common shareholders.....  $ (337,707)     $(321,536)   $(247,667)   $(251,388)  $(231,663)
                                                 ----------      ---------    ---------    ---------    --------
                                                 ----------      ---------    ---------    ---------    --------

Net loss per common share......................  $   (14.17)     $  (13.72)   $  (10.83)   $  (11.17)  $  (10.32)
                                                 ----------      ---------    ---------    ---------    --------
                                                 ----------      ---------    ---------    ---------    --------

Average number of common shares outstanding
 (in thousands)................................      23,826         23,444       22,859       22,512      22,446
                                                 ----------      ---------    ---------    ---------    --------
                                                 ----------      ---------    ---------    ---------    --------

Cash dividends declared per common share.......  $        -      $       -    $       -    $       -    $      -
                                                 ----------      ---------    ---------    ---------    --------
                                                 ----------      ---------    ---------    ---------    --------



                                     (31)

                                                           Cablevision Systems Corporation
                                              -------------------------------------------------------------
                                                                     December 31,
                                              -------------------------------------------------------------
                                              1995           1994         1993         1992        1991
                                              ----           ----         ----         ----        ----
                                                    (Dollars in thousands, except per share data)
BALANCE SHEET DATA:
Total assets................................   $2,502,305   $2,176,413   $1,327,418   $1,251,157  $1,475,672
Total debt..................................    3,157,107    3,169,236    2,235,499    2,004,452   2,211,056
Deficit investment in affiliates............      453,935      393,637      325,732      251,679           -
Redeemable preferred stock..................      257,751            -            -            -      32,094
Stockholders' deficiency....................   (1,891,676)  (1,818,535)  (1,503,244)  (1,250,248)   (932,428)



STATISTICAL DATA:
Homes passed by cable.......................    3,328,000    2,899,000    2,240,000    2,019,000   2,005,000
Basic service subscribers...................    2,061,000    1,768,000    1,379,000    1,262,000   1,372,000
Basic service subscribers as a percentage of
 homes passed...............................        61.9%        61.0%        61.6%        62.5%       68.4%
Number of premium television units..........    3,990,000    3,208,000    3,003,000    2,802,000   2,326,000
Average number of premium units per basic
 subscriber at period end...................          1.9          1.8          2.2          2.2         1.7
Average monthly revenue per basic
subscriber (1)..............................       $37.07       $36.33        $36.59      $37.64      $34.43

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

1995 ACQUISITIONS In July 1995, the Company, through its wholly-owned subsidiary Rainbow Programming, purchased NBC's interests in SportsChannel New York and Rainbow News 12 Company, giving Rainbow Programming a 100% interest in these companies. In December 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own and upon consummation of the acquisition, Cablevision of Boston became a member of the Restricted Group. The foregoing acquisitions will be referred to as the "1995 Acquisitions".

1994 ACQUISITIONS In March 1994, the Company completed the North Coast Cable Acquisition. In July 1994, the Company through Rainbow Programming, purchased an additional 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC and in August 1994, the Company consummated the acquisition of Monmouth Cablevision and Riverview Cablevision. The foregoing acquisitions will collectively be referred to as the "1994 Acquisitions".

The 1995 Acquisitions and the 1994 Acquisitions will collectively be referred to as the "Acquisitions".

For a description of the Company's recent acquisitions and restructurings, see
Item 1 - "Business - Recent Developments, - Consolidated Cable Affiliates" and - "Other Cable Affiliates" and Note 2 of Notes to Consolidated Financial Statements.


                                      (33)

RESULTS OF OPERATIONS

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.



STATEMENT OF OPERATIONS DATA

                                                                 Years Ended December 31,
                                                          -------------------------------------
                                                                1995               1994
                                                          ------------------ ------------------   (Increase)
                                                                   % of Net           % of Net     Decrease
                                                          Amount   Revenues  Amount    Revenues   in Net loss
                                                          ------   --------  ------    --------   -----------
                                                                      (Dollars in thousands)
Revenues................................................  $1,078,060   100%   $ 837,169    100%    $ 240,891
Operating expenses:
 Technical..............................................     412,479    38      302,885     36      (109,594)
 Selling, general & administrative......................     266,209    25      195,942     23       (70,267)
 Restructuring charge...................................           -     -        4,306      1         4,306
 Depreciation and amortization..........................     319,929    30      271,343     32       (48,586)
                                                           ---------          ---------             --------
Operating profit........................................      79,443     7       62,693      8        16,750
Other income (expense):
 Interest expense, net..................................    (311,887)  (29)    (261,781)   (31)      (50,106)
 Share of affiliates' net loss..........................     (93,024)   (9)     (82,864)   (10)      (10,160)
 Gain on sale of affiliate interests, net...............      35,98      3            -      -        35,989
 Write off of deferred financing costs..................      (5,517)    -       (9,884)    (1)        4,367
 Loss on redemption of debt.............................           -     -       (7,088)    (1)        7,088
 Provision for preferential payment to related party....      (5,600)    -       (5,600)    (1)            -
 Minority interest......................................      (8,637)   (1)      (3,429)     -        (5,208)
 Miscellaneous..........................................      (8,225)   (1)      (7,198)    (1)       (1,027)
                                                           ---------          ---------             --------
Net loss................................................   $(317,458)  (29)%  $(315,151)   (38)%    $ (2,307)
                                                           ---------          ---------             --------
                                                           ---------          ---------             --------
OTHER OPERATING DATA:

Operating profit before depreciation
 and amortization (1)...................................    $399,372           $334,036
Currently payable interest expense, net.................     254,930            208,685
Net cash provided by operating activities (2)...........     154,715            126,625
Net cash used in investing activities (2)...............     551,234            953,870
Net cash provided by financing activities (2)...........     400,501            825,651


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

(2) See Item 8. - "Consolidated Statements of Cash Flows".


                                      (34)

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994.

REVENUES for the year ended December 31, 1995 increased $240.9 million (29%) as compared to net revenues for the prior year. Approximately $148.0 million (18%) of the increase was attributable to the Acquisitions; approximately $64.3 million (8%) to internal growth of over 145,800 in the average number of subscribers during the year; and approximately $28.6 million (3%) resulted from higher revenue per subscriber as a result of rate increases and to increases in other revenue sources such as advertising and pay per view.

TECHNICAL EXPENSES for 1995 increased $109.6 million (36%) over the 1994 amount. Approximately 19% was attributable to the Acquisitions with the remaining 17% attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming rates for certain of the Company's cable television services. As a percentage of revenues, technical expenses increased 2% during 1995 as compared to 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $70.3 million (36%) for 1995 as compared to the 1994 level. Approximately 18% was directly attributable to the Acquisitions. The remaining 18% increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 1% in 1995 compared to 1994.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $65.3 million (20%) to $399.4 million for 1995 from $334.0 million (including a $4.3 million restructuring charge) for 1994. The 1995 increases were primarily the result of the Acquisitions. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $48.6 million (18%) during 1995 as compared to 1994 primarily as a result of the Acquisitions. Increased depreciation charges on capital expenditures made during 1995 and 1994 were completely offset by decreased amortization expense, primarily the result of certain intangible assets which became fully amortized during the periods.

NET INTEREST EXPENSE increased $50.1 million (19%) during 1995 compared to 1994. Approximately $29.8 million (11%) of the increase was attributable to the Acquisitions. The remaining increase of 8% was due to higher average debt balances (including borrowings of $110 million in March 1995 to acquire an interest in MSG) and higher interest rates in 1995 compared to 1994, and to the increasing accretion of interest on certain components of V Cable's debt which require no current cash outlays.


                                      (35)

SHARE OF AFFILIATES' NET LOSSES of $93.0 million for 1995 and $82.9 million for 1994 consist primarily of the Company's share of net losses in certain cable affiliates, primarily A-R Cable ($83.1 million in 1995 and $81.9 million in 1994), and the Company's net share of the profits and losses in certain programming businesses in which the Company has varying ownership interests, whose net losses amounted to $9.9 million in 1995 and $1.0 million in 1994.

GAIN ON SALE OF AFFILIATE INTERESTS in 1995 resulted from the collection of previously reserved interest, net of certain expenses, of $15.3 million on advances to Cablevision of Chicago, a cable television affiliate which was sold during 1995, and to a gain of $20.7 million on the sale of the Company's interests in a programming partnership.

WRITE OFF OF DEFERRED FINANCING COSTS in 1995 relates primarily to costs associated with former credit facilities of subsidiaries of the Company which are now members of the Restricted Group's Credit Agreement and to costs associated with Rainbow Programming's original $105 million credit facility which was replaced in January 1995 with a new $202 million facility.

PROVISION FOR PREFERENTIAL PAYMENT TO RELATED PARTY in 1995 consists of the expensing of $5.6 million representing the amount due with respect to an annual payment made in connection with the CNYC Acquisition in 1992.

MINORITY INTEREST in 1995 represents NBC's share of the net income of AMCC.


                                      (36)

RESULTS OF OPERATIONS

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.


STATEMENT OF OPERATIONS DATA

                                                                 Years Ended December 31,
                                                         -------------------------------------
                                                               1994               1993
                                                         ------------------ ------------------   (Increase)
                                                                  % of Net           % of Net     Decrease
                                                         Amount   Revenues  Amount    Revenues   in Net loss
                                                         ------   --------  ------    --------   -----------
                                                                     (Dollars in thousands)
Revenues..............................................    $ 837,169   100%   $ 666,724    100%    $ 170,445
Operating expenses:
 Technical............................................      302,885    36      241,877     36       (61,008)
 Selling, general & administrative....................      195,942    23      172,687     26       (23,255)
 Restructuring charge.................................        4,306     1            -      -        (4,306)
 Depreciation and amortization........................      271,343    32      194,904     29       (76,439)
                                                          ---------          ---------              --------
Operating profit......................................       62,693     8       57,256      9         5,437
Other income (expense):
 Interest expense, net................................     (261,781)  (31)    (230,327)   (35)      (31,454)
 Share of affiliates' net loss........................      (82,864)  (10)     (61,017)    (9)      (21,847)
 Gain (loss) on sale of programming interests, net....            -     -         (330)     -           330
 Write off of deferred financing costs................       (9,884)   (1)      (1,044)     -        (8,840)
 Loss on redemption of debt...........................       (7,088)   (1)           -      -        (7,088)
 Provision for preferential payment to
  related party.......................................       (5,600)   (1)      (5,600)    (1)            -
 Minority interest....................................       (3,429)    -        3,000      -        (6,429)
 Miscellaneous........................................       (7,198)   (1)      (8,720)    (1)        1,522
                                                          ---------          ---------             --------
Net loss..............................................    $(315,151)  (38)%  $(246,782)   (37)%    $(68,369)
                                                          ---------          ---------             --------
                                                          ---------          ---------             --------

OTHER OPERATING DATA:

Operating profit before depreciation
 and amortization (1).................................     $334,036           $252,160
Currently payable interest expense, net...............      208,685            182,225
Net cash provided by operating activities (2).........      126,625             85,822
Net cash used in investing activities (2).............      953,870            243,022
Net cash provided by financing activities (2).........      825,651            167,423

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

(2) See Item 8. - "Consolidated Statements of Cash Flows".


                                     (37)

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1993.

REVENUES for the year ended December 31, 1994 increased $170.4 million (26%) as compared to net revenues for the prior year. Approximately $105.0 million (16%) of the increase was attributable to the 1994 Acquisitions; approximately $58.4 million (9%) to internal growth of 129,200 in the average number of subscribers during the year; and approximately $23.6 million (4%) resulted from an increase in other revenue sources such as advertising. These increases were partially offset by a decrease of approximately $16.6 million (3%) attributable to lower revenue per subscriber resulting primarily from rate reductions effected in compliance with FCC regulations and to subscribers purchasing, on average, lower levels of service.

TECHNICAL EXPENSES for 1994 increased $61.0 million (25%) over 1993. Approximately 16% was attributable to 1994 Acquisitions; the remaining 9% was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above. As a percentage of net revenues, technical expenses remained relatively constant during 1994 as compared to 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $23.3 million (13%) in
1994 as compared to the 1993 level.    Increases of $27.3 million (15%) directly
attributable to the 1994 Acquisitions, $11.8 million (7%) relating to the Company's growing New York City operations and $5.6 million (3%) resulting from other general cost increases were partially offset by a $21.4 million (12%) decrease in net expenses incurred in connection with incentive stock plans, primarily due to a decrease in the market price of the Company's Class A Common stock at December 31, 1994 compared to its market price at December 31, 1993. The net decrease in such stock plan expenses reflects a charge of $13.2 million made in the fourth quarter of 1994 attributable to the Company's cash settlement of executive stock options granted under the Company's Employee Stock Plan. See
Note 10 of Notes to Consolidated Financial Statements.

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

In connection with the CNYC Acquisition, the Company expensed $5.6 million in 1994 representing the amount due with respect to the Annual Payment. For the year ended December 31, 1994, the Company has provided for an additional $100.3 million due Mr. Dolan in respect of the Preferred Payment that would be due him as further described under "Business - Cable Television Operations
- Consolidated Cable Affiliates -


                                      (39)

Cablevision of New York City". The additional provision is based on management's estimate of the Appraised Equity Value of the system at December 31, 1994 and has been charged to par value in excess of capital contributed in the accompanying consolidated financial statements. The total amount due Mr. Dolan as of December 31, 1994 in respect of the Preferred Payment amounted to $150 million. See Note 8 of Notes to Consolidated Financial Statements.

EXPECTED IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

In March and October 1995 the Financial Accounting Standards Board issued its Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and 123, "Accounting for Stock-Based Compensation," respectively.

Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management does not expect that the adoption of Statement 121, effective January 1, 1996, will have a significant impact on the Company's financial position or results of operations.

Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. Management currently intends to continue accounting for stock-based compensation awarded to employees using the intrinsic value based method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" and to present, beginning in 1996, the pro forma net income and earnings per share disclosures as if the fair value method defined in Statement 123 had been applied.

INFLATION. The effects of inflation on the Company's costs have generally been offset by increases in subscriber rates.

LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries (including Cablevision of Boston as of December 15, 1995) and an unrestricted group of certain subsidiaries which includes V Cable, Rainbow Programming and Cablevision MFR.

The Restricted Group has executed limited recourse guarantees with respect to A-R Cable and V Cable, as described below, and has guaranteed the MFR Notes and the CFHI Note. Otherwise, the Restricted Group does not guarantee the indebtedness of any unrestricted subsidiary nor does any unrestricted subsidiary guarantee the indebtedness of the Restricted Group.


                                      (40)

The following table presents selected unaudited historical results of operations and other financial information related to the captioned groups or entities for the year ended December 31, 1995. Unrestricted Cable consists of V Cable and Cablevision MFR. Rainbow Programming (including Rainbow Advertising, SportsChannel New York and AMCC) is included in "Other Unrestricted Subsidiaries".

                                                            Other
                                Restricted  Unrestricted  Unrestricted   Total
                                  Group        Cable      Subsidiaries  Company
                               -----------  ------------  ------------  -------
                                               (Dollars in thousands)
Revenues                   $  679,025     $  226,130     $ 172,905    $1,078,060
Operating expenses:
 Technical                    267,929         85,927        58,623       412,479
 Selling, general and
  administrative              125,773         33,110       107,326       266,209
 Depreciation and
   amortization               168,067        124,488        27,374       319,929
                           ----------     ----------     ---------    ----------
Operating profit (loss)      $117,256     $  (17,395)    $ (20,418)     $  79,443
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Currently payable
 interest expense            $159,302     $   78,362     $  17,266    $  254,930
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Total interest expense       $162,340     $  132,264     $  19,246    $  313,850
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Senior debt                  $567,249     $1,094,003     $ 238,034    $1,899,286
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Subordinated debt            $923,608     $  141,268(2)  $       -    $1,064,876
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Obligation to related
 party                       $192,945(1)  $        -     $       -    $  192,945
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Deficit investment in
 affiliates                  $451,933     $        -     $   2,002    $  453,935
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Redeemable Exchangeable
 Preferred Stock             $257,751     $        -     $       -    $  257,751
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Capital expenditures         $234,516     $   43,707     $   9,095    $  287,138(3)
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------
Ending Cable subscribers    1,512,000        549,000             -     2,061,000
                           ----------     ----------     ---------    ----------
                           ----------     ----------     ---------    ----------

-----------------

(1) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC Acquisition.
(2) Guaranteed by the Restricted Group.
(3) Includes intercompany elimination of $180.


                                       (41)

RESTRICTED GROUP

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Preferred Stock with an aggregate liquidation preference of $650 million. The net proceeds of approximately $626 million was used to repay $570 million of V Cable and U.S. Cable indebtedness in connection with the V Cable Transactions, (see Item 1. "Business - Recent Developments - V Cable Transactions") with the balance of $56 million initially used to repay borrowings under the Company's Credit Agreement. Such amount is expected to be reborrowed at the time of consummation of the V Cable Transactions, which is expected to occur during the third quarter of 1996.

In December 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own. In connection with the acquisition of Cablevision of Boston, the Company paid approximately $83 million primarily with funds borrowed under the Credit Agreement and upon consummation of the acquisition of Cablevision of Boston, Cablevision of Boston became a member of the Restricted Group and all outstanding subordinated advances made by the Company to Cablevision of Boston became intercompany indebtedness. See "Consolidated Cable Affiliates - Cablevision of Boston".

In November 1995, the Company issued 13,800,000 depositary shares representing 1,380,000 shares of 8-1/2% Series I Preferred Stock with an aggregate liquidation preference of $345 million. The depositary shares are convertible into shares of the Company's Class A Common Stock at an initial conversion price of $67.44 per share of Class A Common Stock. The Company applied the net proceeds of approximately $334 million to the repayment of bank indebtedness.

Also in November 1995, the Company issued $300 million aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2005 (the "2005 Notes"). The Company applied the net proceeds of approximately $292 million to the repayment of bank indebtedness.

In September 1995, the Company issued 2,500,000 shares of its 11-3/4% Series G Redeemable Exchangeable Preferred Stock with an aggregate liquidation preference of $100 per share (the "Series G Preferred Stock"). The net proceeds of approximately $239 million were initially used to repay bank debt. The Company reborrowed $103 million on October 26, 1995 to redeem its outstanding Series E Preferred Stock.

On March 18, 1996, the Restricted Group had total usage under its $1.5 billion credit agreement (including the credit facility for Cablevision of New Jersey, collectively the "Credit Agreement") of $573 million and letters of credit of $17 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $910 million at March 18, 1996. The Credit Agreement consists of a $250 million Term Loan and $1.250 billion Reducing Revolver facilities aggregating $1.5 billion. The Term Loan has a final maturity of June 30, 2003 and begins amortizing on a scheduled quarterly basis on June 30, 1997 with 24% being amortized by December 31, 1998. The Reducing Revolver facilities have final maturities on June 30, 2003 and the facilities begin to reduce on December 31, 1996. The


                                      (42)

Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of March 18, 1996 the Company had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $120 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of two and one half years. The average effective annual interest rate on all bank debt outstanding as of February 29, 1996 was approximately 8.1%.

The Restricted Group, excluding CNYC, made capital expenditures of approximately $150.2 million in 1995 and $147.5 million in 1994, primarily in connection with system rebuilds and upgrades, the expansion of existing cable plant to pass additional homes and other general capital needs. CNYC made capital expenditures of $84.3 million in 1995 and $103.5 million in 1994.

The cable systems located in New York State that are owned by the Restricted Group are subject to agreements, as amended, (the "New York Upgrade Agreements") with the New York State Commission on Cable Television (the "New York Cable Commission"). The New York Upgrade Agreements applicable to the Restricted Group requires the substantial upgrade of its systems to a 750
MHz capacity by the end of 1998 subject to certain minor exceptions. As part of this planned upgrade of the Restricted Group's New York systems, the Company expects to use fiber optic cable extensively in its trunk and distribution networks. The Company believes that the remaining portion of the upgrade, as of December 31, 1995, will cost up to an additional $195 million. The Company intends to upgrade certain other of its Restricted Group systems as well as certain systems in the unrestricted group. The Company anticipates that the capital costs of these additional upgrades may be substantial.

Under the CNYC purchase agreement, the Restricted Group has guaranteed certain payments to Mr. Dolan, consisting of an annual payment of $5.6 million (the "Annual Payment") a $40 million minimum payment (the "Minimum Payment") and a preferred payment (not to exceed $150 million) based upon an appraised value of CNYC (the "Preferred Payment"). The Minimum Payment and the Preferred Payment are each payable in cash or common stock at the Company's election. Under the Credit Agreement, the Company is currently prohibited from paying amounts in respect of the Preferred Payment in cash.

During 1995 the Restricted Group contributed $26 million to Monmouth/Riverview which was used by Monmouth/Riverview to reduce bank debt. In addition, the Restricted Group contributed $8.7 million to Cablevision MFR in order for Cablevision MFR to make cash interest payments on its promissory notes.


                                     (43)

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through 1997 to meet its debt service and preferred stock dividend requirements including amortization requirements under the Credit Agreement, and to fund its planned capital expenditures.

The Company intends to incur additional expenditures to sufficiently upgrade its plant to significantly increase its analog channel capacity and add new digital channel capacity that will facilitate the startup of such adjunct businesses as information services, video on demand and near video on demand, and residential telephony. To successfully roll out these adjunct new businesses significantly beyond the initial development phases, the Company will require additional capital from the sale of equity in the capital markets or to a strategic investor.

Any further acquisitions and/or other investments by the Company will be funded by undrawn borrowing capacity and by possible increases in the amount available under the Credit Agreement, additional borrowings from other sources, and/or possible future sales of debt, equity or equity related securities.

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

Under the terms of its Credit Agreement, as amended, the Company is permitted to make unspecified investments of up to $250 million, subject to increase at the Company's election arising from issuance of preferred stock, which includes any future investment in Rainbow Programming and in any other unrestricted subsidiaries or affiliates.

The terms of the instruments governing A-R Cable's, V Cable's, and Cablevision MFR's indebtedness prohibit transfer of funds (except for certain payments, related to corporate overhead allocations, by A-R Cable, V Cable and Cablevision MFR and payments pursuant to income tax allocation agreements with respect to V Cable and Cablevision MFR) from A-R Cable, V Cable, Cablevision MFR and CFHI to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. The Restricted Group does not expect that such limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

V CABLE

In connection with the V Cable Transactions (see "Business-Recent
Developments-V Cable Transactions"), on March 18, 1996 the Company made a $570 million capital contribution to V Cable which was used to repay $570 million of debt and accrued interest owed to


                                     (44)

GECC under the V Cable, VC Holding and US Cable credit facilities. The Company obtained the $570 capital contribution from the net proceeds (approximately $626 million) of the Series L Preferred Stock issued in February 1996. The contributions made by the Company were applied as follows: 1) approximately $500 million was used to repay a portion of V Cable and VC Holding debt (including certain U.S. Cable debt assumed by V Cable) leaving a balance outstanding of $415.1 million and, 2) approximately $70 million was contributed by V Cable and VC Holding to repay a portion of US Cable's debt and accrued interest leaving a balance outstanding of approximately $151 million of U.S. Cable debt.

Upon the repayment of V Cable's, VC Holding's and US Cable's debt referenced above, each Company's credit agreement was amended to reflect such prepayments and the cross-guarantees, cross-collateralization and cross-default provisions previously in each agreement were amended and/or terminated. The amended credit agreements expire on December 31, 2001. The amended VC Holding credit agreement provides for a $409 million term loan and a $125 million revolving loan. The term loan requires principal repayments commencing in 1999. On March 18, 1996, VC Holding had approximately $6 million outstanding under its revolving line and had letters of credit issued for approximately $1 million. Accordingly, unrestricted and undrawn funds under the VC Holding revolving line amounted to approximately $118 million. The amended VC Holding credit agreement contains certain financial covenants that may limit VC Holding's ability to utilize all of the undrawn funds available thereunder, including covenants requiring VC Holding to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

V Cable made capital expenditures of approximately $27.3 million during 1995 and $20.0 million during 1994, primarily in connection with the expansion of existing cable plant to pass additional homes and for system upgrades and other general capital needs. The New York Upgrade Agreement applicable to V Cable required that by the end of 1995, the substantial upgrade of its systems in New York State to 77 channel capacity be completed. This requirement was met and certified by the State of New York in 1995. V Cable plans to make significant capital expenditures for its Ohio properties over the next several years in order to upgrade or rebuild its plant and increase capacity. VC Holding believes that internally generated funds together with funds available under the amended credit agreements will be sufficient through June 30, 1997 to meet its debt service requirements and to fund its capital expenditures through such date.

MONMOUTH AND RIVERVIEW

Monmouth/Riverview are party to a credit facility, as amended on May 12, 1995, with a group of banks led by Nations Bank of Texas, N.A., as agent (the "Monmouth/Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As


                                      (45)
of March 18, 1996, Monmouth/Riverview had outstanding bank borrowings of $194.7 million. Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility amounted to approximately $90.3 million at March 18, 1996. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/Riverview to maintain certain financial ratios. Under the terms of the Monmouth/Riverview Credit Facility, Monmouth/Riverview is prohibited from transferring funds to Cablevision MFR. The weighted average interest rate on all bank indebtedness as of December 31, 1995 was approximately 8.1%.

As of March 18, 1996, Monmouth Cablevision and Riverview Cablevision have entered into interest rate swap and cap agreements with several banks on a notional amount of $130 million on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified period,with an average maturity of approximately one year.

The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement, will be sufficient to meet its debt service requirements including its amortization requirements and to fund its capital expenditures through 1997.

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

RAINBOW PROGRAMMING

On January 27, 1995, Rainbow entered into an amended and restated credit facility with Toronto-Dominion (Texas), Inc., and Canadian Imperial Bank of Commerce, as co-agents, and a group of banks for $202 million of which $108 million was drawn on such date to refinance Rainbow Programming's original $105 million credit facility. On July 12, 1995 Rainbow Programming consummated the purchase of NBC's interests in SportsChannel New York and Rainbow News 12 Company for approximately $95.5 million, giving Rainbow Programming a 100% interest in SportsChannel New York and Rainbow News 12 Company. The purchase was financed by an additional drawdown of $94 million under Rainbow Programming's $202 million amended and restated credit facility and by a $2.5 million equity contribution from the Company for the balance of the purchase price and related fees.


                                     (46)

In July 1994, the proceeds of the initial $105 million loan under the original facility plus $76 million of equity from the Company were used to purchase Liberty Media Corporation's 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC. The credit facility is payable in full at maturity on December 31, 1996 and bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement. Repayment of the loan is anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing Rainbow Programming $202 million credit facility; (iii) refinancing the existing $51 million credit agreement of AMCC ($36 million outstanding as of December 31, 1995); (iv) the sale of equity interests in, or assets of, the programming businesses; and
(v) investments or advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted.

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

On March 10, 1995, MSG Holdings, L.P. ("Holdings"), a partnership between a subsidiary of Rainbow Programming and a subsidiary of ITT Corporation, a Delaware corporation ("ITT"), acquired Madison Square Garden Corporation ("MSG") in a transaction in which MSG merged with and into Holdings. The purchase price paid by Holdings for MSG was $1,009.1 million. See
Item 1.-"Business -Programming Operations".


                                     (47)

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS.


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page
                                                                  ----

    Independent Auditors' Report . . . . . . . . . . . . . . . .   49

    Consolidated Balance Sheets - December 31, 1995 and 1994 . .   50

    Consolidated Statements of Operations - years
       ended December 31, 1995, 1994 and 1993. . . . . . . . . .   52

    Consolidated Statements of Stockholders' Deficiency -
      years ended December 31, 1995, 1994 and 1993 . . . . . . .   53

    Consolidated Statements of Cash Flows - years ended
       December 31, 1995, 1994 and 1993. . . . . . . . . . . . .   54

    Notes to Consolidated Financial Statements . . . . . . . . .   56


                                     (48)

                           INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cablevision Systems Corporation


We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                 /s/  KPMG Peat Marwick LLP
                                  -------------------------
                                      KPMG Peat Marwick LLP
Jericho, New York
March 18, 1996


                                      (49)

             CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1994
                          (Dollars in thousands)


     ASSETS                                                  1995         1994
                                                             ----         ----
Cash and cash equivalents. . . . . . . . . . . . . . .   $   15,332   $   11,350

Accounts receivable trade (less allowance for
 doubtful accounts of $12,678 and $10,087) . . . . . .      100,506       72,881

Notes receivable affiliates. . . . . . . . . . . . . .            -        2,143

Notes and other receivables. . . . . . . . . . . . . .       16,762       14,280

Prepaid expenses and other assets. . . . . . . . . . .       19,353       20,794

Property, plant and equipment, net . . . . . . . . . .    1,026,355      886,028

Investments in affiliates. . . . . . . . . . . . . . .      141,345       42,954

Advances to affiliates . . . . . . . . . . . . . . . .        6,909       36,681

Feature film inventory . . . . . . . . . . . . . . . .      143,916      129,496

Franchises, net of accumulated amortization of
 $314,218 and $240,609 . . . . . . . . . . . . . . . .      363,077      436,686

Affiliation agreements, net of accumulated
 amortization of $20,598 and $6,053. . . . . . . . . .      124,848      139,097

Excess costs over fair value of net assets
 acquired and other intangible assets, net of
 accumulated amortization of $518,178 and $469,620 . .      468,133      290,931

Deferred financing, acquisition and other
 costs, net of accumulated amortization of
 $23,899 and $18,422. . . . . . . . . . . . . . . . . .      47,673       50,949

Deferred interest expense, net of accumulated
 amortization of $42,142 and $28,095. . . . . . . . . .      28,096       42,143
                                                         ----------   ----------

                                                         $2,502,305   $2,176,413
                                                         ----------   ----------
                                                         ----------   ----------




                         See accompanying notes to
                     consolidated financial statements.


                                      (50)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1995 and 1994
             (Dollars in thousands, except per share amounts)


                                                                           1995              1994
                                                                           ----              ----
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .       $ 156,470      $   120,627
Accrued liabilities:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,908           39,322
  Payroll and related benefits. . . . . . . . . . . . . . . . . .          47,997           34,085
  Franchise fees. . . . . . . . . . . . . . . . . . . . . . . . .          21,980           19,179
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         116,125           86,047
Accounts payable to affiliates. . . . . . . . . . . . . . . . . .          12,708           22,273
Feature film rights payable . . . . . . . . . . . . . . . . . . .         128,000          110,542
Bank debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         992,469        1,335,419
Senior debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         898,803          862,440
Subordinated debentures . . . . . . . . . . . . . . . . . . . . .         923,608          623,534
Subordinated notes payable. . . . . . . . . . . . . . . . . . . .         141,268          141,268
Obligation to related party . . . . . . . . . . . . . . . . . . .         192,945          193,079
Capital lease obligations and other debt. . . . . . . . . . . . .           8,014           13,496
                                                                      -----------       ----------
  Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       3,682,295        3,601,311
                                                                      -----------       ----------

Deficit investment in affiliates. . . . . . . . . . . . . . . . .         453,935          393,637
                                                                      -----------       ----------

Series G Redeemable Exchangeable Preferred Stock . . . . . . . . .        257,751                -
                                                                      -----------       ----------

Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, 110,622 shares issued
    ($100 per share liquidation preference). . . . . . . . . . . .              1                1
  8% Series D Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, none issued ($100 per
    share liquidation preference). . . . . . . . . . . . . . . . .              -                -
  Series E Redeemable Exchangeable Convertible Preferred
    Stock, $.01 par value, 100,000 shares authorized, 100,000
    shares issued at December 31, 1994 ($1,000 per share
    liquidation preference). . . . . . . . . . . . . . . . . . . .              -                1
  8-1/2% Series I Cumulative Convertible Exchangeable Preferred
    Stock, $.01 par value, 1,380,000 shares authorized,
    1,380,000 shares issued at December 31, 1995 ($250
    per share liquidation preference). . . . . . . . . . . . . . .             14                -
  Class A Common Stock, $.01 par value, 50,000,000 shares
    authorized, 14,210,599 and 11,850,242 shares issued. . . . . .            142              119
  Class B Common Stock, $.01 par value,
    20,000,000 shares authorized, 11,572,709 and
    11,787,622 shares issued . . . . . . . . . . . . . . . . . . .            116              118
  Paid-in capital (par value in excess of
    capital contributed) . . . . . . . . . . . . . . . . . . . . .        247,671          (74,016)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .     (2,079,228)      (1,741,521)
                                                                      -----------       ----------
                                                                       (1,831,284)      (1,815,298)
  Less treasury stock, at cost (1,091,553 and
    50,000 shares) . . . . . . . . . . . . . . . . . . . . . . . .        (60,392)          (3,237)
                                                                      -----------       ----------
  Total stockholders' deficiency . . . . . . . . . . . . . . . . .     (1,891,676)      (1,818,535)
                                                                      -----------       ----------
                                                                      $ 2,502,305       $2,176,413
                                                                      -----------       ----------
                                                                      -----------       ----------


                           See accompanying notes
                     to consolidated financial statements.


                                      (51)

        CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
        (Dollars in thousands, except per share amounts)

                                                  1995       1994        1993
                                                  ----       ----        ----
Revenues (including affiliate amounts of
  $7,087, $8,290 and  $7,558). . . . . . . . . $1,078,060  $ 837,169  $ 666,724
                                               ----------  ---------  ---------

Operating expenses:. . . . . . . . . . . . . .
 Technical (including affiliate amounts of
  $37,756, $20,232 and   $26,732). . . . . . .    412,479    302,885    241,877
 Selling, general and administrative
  (including affiliate amounts of $0,
  $(1,003) and $(1,479)) . . . . . . . . . . .    266,209    195,942    172,687
 Restructuring charge. . . . . . . . . . . . .          -      4,306          -
 Depreciation and amortization . . . . . . . .    319,929    271,343    194,904
                                               ----------  ---------  ---------
                                                  998,617    774,476    609,468
                                               ----------  ---------  ---------

 Operating profit. . . . . . . . . . . . . . .     79,443     62,693     57,256
                                               ----------  ---------  ---------

Other income (expense):. . . . . . . . . . . .
 Interest expense. . . . . . . . . . . . . . .   (313,850)  (263,299)  (232,434)
 Interest income (including affiliate amounts
   of $468, $493 and $567) . . . . . . . . . .      1,963      1,518      2,107
 Share of affiliates' net loss . . . . . . . .    (93,024)   (82,864)   (61,017)
 Gain (loss) on sale of programming and
   affiliate interests, net. . . . . . . . . .     35,989          -       (330)
 Write off of deferred financing costs . . . .     (5,517)    (9,884)    (1,044)
 Loss on redemption of debentures. . . . . . .          -     (7,088)         -
 Provision for preferential payment to
   related party . . . . . . . . . . . . . . .     (5,600)    (5,600)    (5,600)
 Minority interest . . . . . . . . . . . . . .     (8,637)    (3,429)     3,000
 Miscellaneous, net. . . . . . . . . . . . . .     (8,225)    (7,198)    (8,720)
                                               ----------  ---------  ---------
                                                 (396,901)  (377,844)  (304,038)
                                               ----------  ---------  ---------

Net loss . . . . . . . . . . . . . . . . . . .   (317,458)  (315,151)  (246,782)

Dividend requirements applicable to
  preferred stock. . . . . . . . . . . . . . .    (20,249)    (6,385)      (885)
                                               ----------  ---------  ---------

Net loss applicable to common shareholders . . $ (337,707) $(321,536) $(247,667)
                                               ----------  ---------  ---------
                                               ----------  ---------  ---------

Net loss per common share. . . . . . . . . . . $   (14.17) $  (13.72) $  (10.83)
                                               ----------  ---------  ---------
                                               ----------  ---------  ---------

Average number of common shares outstanding
  (in thousands) . . . . . . . . . . . . . . .     23,826     23,444     22,859
                                               ----------  ---------  ---------
                                               ----------  ---------  ---------




                              See accompanying notes
                       to consolidated financial statements.


                                     (52)

                    CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      Years Ended December 31, 1995, 1994 and 1993
                                (Dollars in thousands)



                                                                                 Paid-in Capital
                                                                                   (Par Value
                                 Series C  Series E  Series I   Class A  Class B   in Excess
                                 Preferred Preferred Preferred  Common   Common    of Capital   Accumulated  Treasury
                                   Stock     Stock     Stock     Stock   Stock    Contributed)    Deficit     Stock    Total
                                 --------- --------- ---------  -------  -------  ------------- -----------  --------- -----

Balance December 31, 1992 . .    $   1     $ -       $ -        $ 102    $ 124     $ (78,157)   $(1,172,318)  $     -  $(1,250,248)

  Net loss. . . . . . . . . .        -       -         -            -        -             -       (246,782)        -     (246,782)
  Cost of acquisitions. . . .        -       -         -            2        -       (11,977)             -         -      (11,975)
  Employee stock
   transactions . . . . . . .        -       -         -            2        2         9,879              -         -        9,883
  Purchase of treasury
   stock. . . . . . . . . . .        -       -         -            -        -             -              -    (3,237)      (3,237)
  Conversion of Class B to
   Class A. . . . . . . . . .        -       -         -            2       (2)            -              -         -            -
  Preferred dividend
   requirement. . . . . . . .        -       -         -            -        -             -           (885)        -         (885)
                                 -----   -----      ----         ----     ----      --------    -----------  --------   ----------

Balance December 31, 1993. .         1       -         -          108      124       (80,255)    (1,419,985)   (3,237)  (1,503,244)
  Net loss . . . . . . . . .         -       -         -            -        -             -       (315,151)        -     (315,151)
  Issuance of Series E
   preferred stock . . . . .         -       1         -            -        -        98,406              -         -       98,407
  Cost of acquisition. . . .         -       -         -            -        -      (101,600)             -         -     (101,600)
  Employee stock
   transactions. . . . . . .         -       -         -            5        -         9,433              -         -        9,438
  Conversion of Class B to
   Class A . . . . . . . . .         -       -         -            6       (6)            -              -         -            -
  Preferred dividend
   requirements. . . . . . .         -       -         -            -        -             -         (6,385)        -       (6,385)
                                 -----   -----      ----         ----     ----      --------    -----------  --------   ----------

Balance December 31, 1994. .         1       1         -          119      118       (74,016)    (1,741,521)   (3,237)  (1,818,535)

  Net loss . . . . . . . . .         -       -         -            -        -             -       (317,458)        -     (317,458)
  Issuances of preferred
   stock . . . . . . . . . .         -       -        14            -        -       323,317              -         -      323,331
  Redemption of Series E
   preferred stock . . . . .         -      (1)        -            -        -      (103,002)             -         -     (103,003)
  Employee stock
   transactions. . . . . . .         -       -         -            5        -         7,715              -         -        7,720
  Payment for acquisition,
   net . . . . . . . . . . .         -       -         -           16        -        93,657              -   (57,155)      36,518
  Conversion of Class B to
   Class A . . . . . . . . .         -       -         -            2       (2)            -              -         -            -
  Preferred dividend
   requirements. . . . . . .         -       -         -            -        -             -        (20,249)        -      (20,249)
                                 -----   -----      ----         ----     ----      --------    -----------  --------   ----------

Balance December 31, 1995. .     $   1   $   -      $ 14         $142     $116      $247,671    $(2,079,228) $(60,392) $(1,891,676)
                                 -----   -----      ----         ----     ----      --------    -----------  --------   ----------
                                 -----   -----      ----         ----     ----      --------    -----------  --------   ----------



                             See accompanying notes
                        to consolidated financial statements.


                                       (53)

                   CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                               (Dollars in thousands)


                                                  1995         1994        1993
                                                  ----         ----        ----

Cash flows from operating activities:

  Net loss . . . . . . . . . . . . . . . . .    $(317,458)   $(315,151)   $(246,782)
                                                ---------    ---------    ---------
 Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
    Depreciation and amortization. . . . . .      319,929      271,343      194,904
    Share of affiliates' net loss. . . . . .       93,024       82,864       61,017
    Minority interest. . . . . . . . . . . .        8,637        3,429       (3,000)
    (Gain) loss on sale of programming
      and affiliates interests, net. . . . .      (35,989)           -          330
    Write off of deferred financing
      costs. . . . . . . . . . . . . . . . .        5,517        9,884        1,044
    Loss on redemption of debentures . . . .            -        7,088            -
    Loss on sale of equipment, net . . . . .        4,077        3,844        2,106
    Amortization of deferred financing . . .        5,320        4,844        3,950
    Amortization of deferred interest
      expense. . . . . . . . . . . . . . . .       14,047       14,048       14,047
    Amortization of debenture discount . . .           74          148          138
    Accretion of interest on debt. . . . . .       39,479       35,574       32,074
    Change in assets and liabilities,
      net of effects of acquisitions:
      Increase in accounts receivable
        trade. . . . . . . . . . . . . . . .      (17,200)      (3,923)      (6,888)
      Decrease in notes receivable
        affiliates . . . . . . . . . . . . .          357          715          812
      (Increase) decrease in notes and
        other receivables. . . . . . . . . .       (2,421)      (3,076)         753
      (Increase) decrease in prepaid
        expenses and other assets. . . . . .       (3,189)      (8,675)       1,058
      Decrease in advances to
        affiliates . . . . . . . . . . . . .        3,994        1,326        3,275
      Increase (decrease) in feature
        film inventory . . . . . . . . . . .      (14,420)       7,760            -
      Increase in accounts payable . . . . .       24,685       19,069       27,070
      Increase (decrease) in accrued
        liabilities. . . . . . . . . . . . .       22,412       (2,126)      48,463
      Decrease in accrued obligation,
        Olympics venture . . . . . . . . . .            -            -      (50,000)
      Increase (decrease) in accounts
        payable to affiliates. . . . . . . .       (2,746)       6,037        1,451
      Increase (decrease) in feature
        film rights payable                         6,586       (8,397)           -
                                                ---------    ---------    ---------

  Total adjustments. . . . . . . . . . . . .      472,173      441,776      332,604
                                                ---------    ---------    ---------

  Net cash provided by operating
    activities . . . . . . . . . . . . . . .      154,715      126,625       85,822
                                                ---------    ---------    ---------

Cash flows from investing activities:
 Capital expenditures. . . . . . . . . . . .     (287,138)    (284,858)    (214,604)
 Payments for acquisitions, net of
    cash acquired. . . . . . . . . . . . . .     (293,902)    (673,611)     (31,201)
 Proceeds from sale of programming and
   affiliate interests . . . . . . . . . . .       32,850            -          543
 Proceeds from sale of equipment . . . . . .        1,873        1,515        3,643
 (Increase) decrease in investments
   in affiliates, net. . . . . . . . . . . .       (3,901)       3,457         (425)
 Additions to intangible assets, net . . . .       (1,016)        (373)        (978)
                                                ---------    ---------    ---------

  Net cash used in investing activities. . .     (551,234)    (953,870)    (243,022)
                                                ---------    ---------    ---------



                            See accompanying notes
                     to consolidated financial statements.


                                      (54)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                           (Dollars in thousands)
                               (continued)


                                                                                  1995            1994          1993
                                                                                  ----            ----          ----

Cash flows from financing activities:
 Issuance of bank debt to finance acquisitions . . . . . . . . . . . . . . .  $   293,902      $ 542,608     $       -
 Proceeds from bank debt . . . . . . . . . . . . . . . . . . . . . . . . . .      425,916        965,654       197,286
 Repayment of bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,062,768)      (698,435)     (373,479)
 Proceeds from senior debt . . . . . . . . . . . . . . . . . . . . . . . . .       10,000          2,500        25,750
 Repayment of senior debt. . . . . . . . . . . . . . . . . . . . . . . . . .      (13,116)        (8,500)      (23,750)
 Redemption of debentures. . . . . . . . . . . . . . . . . . . . . . . . . .            -       (202,000)            -
 Issuance of subordinated notes payable and  other debt. . . . . . . . . . .            -        145,268             -
 Issuance of subordinated debentures . . . . . . . . . . . . . . . . . . . .      300,000              -       348,396
 Net proceeds from issuances of redeemable
  exchangeable convertible preferred stock . . . . . . . . . . . . . . . . .      573,331         98,407             -
 Redemption of redeemable exchangeable
  convertible preferred stock. . . . . . . . . . . . . . . . . . . . . . . .     (103,003)             -             -
 Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . .      (12,498)        (6,385)         (885)
 Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . .        7,720          9,438         9,883
 Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .            -              -        (3,237)
 Obligation to related party . . . . . . . . . . . . . . . . . . . . . . . .         (134)             -         5,600
 Payments on capital lease obligations and  other debt . . . . . . . . . . .       (6,583)        (2,678)       (2,682)
 Additions to deferred financing and other . . . . . . . . . . . . . . . . .      (12,266)       (20,226)      (15,459)
                                                                              -----------      ---------     ---------

  Net cash provided by financing activities. . . . . . . . . . . . . . . . .      400,501        825,651       167,423
                                                                              -----------      ---------     ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . .        3,982         (1,594)       10,223

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . .       11,350         12,944         2,721
                                                                              -----------      ---------     ---------

Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . .  $    15,332      $  11,350     $  12,944
                                                                              -----------      ---------     ---------
                                                                              -----------      ---------     ---------



                           See accompanying notes
                    to consolidated financial statements.


                                      (55)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per amounts)



NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND RELATED MATTERS

Cablevision Systems Corporation and its majority-owned subsidiaries (the "Company") own and operate cable television systems. The Company also has ownership interests in and manages other cable television systems and has interests in companies that produce and distribute national and regional programming services and that provide advertising sales services for the cable television industry. The Company's revenues are derived principally from the provision of cable television services, which include recurring monthly fees paid by subscribers. For financing purposes, Cablevision Systems Corporation and certain of its subsidiaries are structured as a restricted group and an unrestricted group (see Note 4).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cablevision Systems Corporation and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities and its 100% common stock interest in A-R Cable Services, Inc. (see Note 2) are carried on the equity method. Advances to affiliates are recorded at cost, adjusted when recoverability is doubtful. All significant intercompany transactions and balances are eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes cable television and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations.

FEATURE FILM INVENTORY

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized on the straight-line


                                      (56)

             CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)
                              (continued)

method over either the contract period or the intended number of days to be aired. Amounts payable during the five years subsequent to December 31, 1995 related to feature film telecast rights amount to $20,994 in 1996, $23,126 in 1997, $16,505 in 1998, $15,320 in 1999 and $13,790 in 2000.

DEFERRED FINANCING COSTS

Costs incurred to obtain debt are deferred and amortized, on the straight-line basis, over the life of the related debt.

FRANCHISES, AFFILIATION AGREEMENTS AND OTHER INTANGIBLE ASSETS

Franchises are amortized on the straight-line basis over the average remaining terms (7 to 11 years) of the franchises at the time of acquisition. Affiliation agreements are amortized on a straight-line basis over an average life of approximately 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 10 years), except that excess costs over fair value of net assets acquired are being amortized on the straight line basis over periods ranging from 5 to 20 years. The Company assesses the recoverability of such excess costs based upon undiscounted anticipated future cash flows of the businesses acquired.

INCOME TAXES

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

LOSS PER SHARE

Net loss per common share is computed based on the average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock. Common stock equivalents were not included in the computation as their effect would be to decrease net loss per share.


                                      (57)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)



CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $252,344, $198,535 and $173,073 during 1995, 1994 and 1993, respectively. During 1995, 1994 and 1993, the Company's noncash investing and financing activities included capital lease obligations of $1,086, $4,020 and $2,695, respectively, incurred when the Company entered into leases for new equipment; obligations to related party of $101,460 and $19,019 during 1994 and 1993 (see Note 8), respectively; Series G preferred stock dividend requirements in 1995 of $7,751 (See Note 5); the issuance in 1995 of 687,623 shares of the Company's Class A Common Stock (fair value of $37,733) for the acquisition of Cablevision of Boston (See Note 2); and the issuance in 1993 of 164,051 shares of the Company's Class A Common Stock (fair value of $10,725) for the remaining interests in Cablevision of Connecticut (see Note 2).

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the 1995 presentation.


                                      (58)

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)
                                  (continued)



NOTE 2.    ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS

ACQUISITIONS

1995 ACQUISITIONS:

In March 1995, MSG Holdings, L.P. ("MSG Holdings"), a partnership among subsidiaries of Rainbow Programming Holdings, Inc., a wholly-owned subsidiary of the Company, ("Rainbow Programming") and subsidiaries of ITT Corporation, a Delaware corporation ("ITT"), acquired the business and assets of Madison Square Garden Corporation ("MSG") in a transaction in which MSG merged with and into MSG Holdings. The purchase price paid by MSG Holdings for MSG was $1,009,100. MSG Holdings funded the purchase price of the acquisition through (i) borrowings of $289,100 under a $450,000 credit agreement among MSG Holdings, various lending institutions and Chemical Bank as administrative agent, (ii) an equity contribution from Rainbow Programming of $110,000, and (iii) an equity contribution from ITT of $610,000. ITT, Rainbow Programming and the Company are parties to an agreement made as of August 15, 1994, as amended, (the "Bid Agreement") that provides Rainbow Programming the right to acquire interests in MSG Holdings from ITT sufficient to equalize the interests of ITT and Rainbow Programming in MSG Holdings by making certain scheduled payments totalling $250,000 (plus interest on any unpaid portion thereof) on specified dates up to and including March 17, 1997. Rainbow Programming may acquire all or part of such interests in MSG Holdings through (i) the payment of cash to ITT, (ii) the delivery to ITT, at the option of the Company, of common or preferred stock of the Company (together with the commitment of a nationally recognized underwriter to promptly purchase such common or preferred stock for cash), or a combination of cash and common or preferred stock (with such a commitment), or (iii) the delivery to ITT, at the option of ITT, subject to certain conditions and in lieu of payment of a limited amount of the required cash or common or preferred stock for the purchase of a portion of such interests, of certain designated programming interests of Rainbow Programming. If any scheduled payment is not made on the applicable due date, then Rainbow Programming will forfeit
(a) its right to equalize the interests in MSG Holdings and (b) certain minority rights. The Company funded an approximate $29,000 interest payment on March 11, 1996 from funds available under the Restricted Group's principal bank credit agreement. If certain conditions are met and Rainbow Programming has forfeited its right to equalize the interests in MSG Holdings, then Rainbow Programming will also have the right to require ITT to purchase all of Rainbow Programming's interest in MSG Holdings for an amount equal to (i) the price paid by Rainbow Programming for such interest plus (ii) all interest


                                      (59)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

paid by Rainbow Programming on the unpaid portion of the $250,000 of scheduled payments (as described above).

In July 1995, Rainbow Programming consummated the purchase from National Broadcasting Company ("NBC") of the approximate 50% interests in each of SportsChannel Associates (New York) ("SportsChannel New York") and Rainbow News 12 Company ("Rainbow News 12") that NBC owned for approximately $95,500, giving Rainbow Programming a 100% interest in SportsChannel New York and Rainbow News 12. The purchase was financed by an additional drawdown of $94,000 under Rainbow Programming's $202,000 amended and restated credit facility and by a $2,500 equity contribution from the Company for the balance of the purchase price and related fees.

In December 1995, the Company acquired the interests in Cablevision of Boston Limited Partnership ("Cablevision of Boston") that it did not previously own pursuant to an agreement entered into by the Company and Cablevision of Boston. In connection with the acquisition, the limited partners (other than the Company) of Cablevision of Boston received approximately 680,266 shares of the Company's Class A Common Stock valued at $37,329 and the Company paid approximately $83,456 for the repayment of bank debt, fees and expenses and to fund payments to Charles F. Dolan ("Mr. Dolan"), as described below, primarily with funds borrowed under the Company's Credit Agreement. Upon consummation of the acquisition, Cablevision of Boston became a member of the Restricted Group (see Note 4). Mr. Dolan, a former general partner of Cablevision of Boston and the Chairman of the Board of the Company, received 7,357 shares of the Company's Class A Common Stock valued at $404 and approximately $20,782 in cash to repay a portion of Cablevision of Boston's indebtedness to him. In connection with the acquisition, the Company received 1,041,553 shares of its Class A Common Stock valued at $57,155 (such shares are reflected as treasury shares at December 31, 1995). As part of the acquisition of Cablevision of Boston, the Company acquired 99.5% of the partnership interests in Cablevision of Brookline Limited Partnership ("Cablevision of Brookline"), a partnership affiliated with Cablevision of Boston, and entered into an agreement with Mr. Dolan with respect to his remaining 0.5% general partnership interest in Cablevision of Brookline, whereby the Company has a right of first refusal to acquire such interest through January 1, 2002.


                                 (60)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                             (continued)



The acquisition of Cablevision of Boston and the purchase of interests in SportsChannel New York and Rainbow News 12 were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition dates. The excess of the purchase price over the book value of assets acquired approximates $210,976 ($115,759 for the acquisition of Cablevision of Boston and $95,217 for the acquisition of SportsChannel New York and Rainbow News 12) and will be allocated to the specific assets acquired when independent appraisals are completed. For purposes of the 1995 consolidated financial statements, the excess purchase price has been recorded as excess costs over fair value of net assets acquired and is being amortized over an average period of approximately 10 years.

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

In July 1994, Rainbow Programming purchased an additional 50% interest in American Movie Classics Company ("AMCC") for a purchase price of approximately $181,000, increasing Rainbow Programming's interest in AMCC to approximately 75%. The results of AMCC's operations are consolidated with those of the Company as of the date of acquisition. The acquisition was financed with a separate $105,000 credit facility entered into by Rainbow Programming and by borrowings under the Company's credit agreement of approximately $76,000 which was contributed to Rainbow Programming.


                                      (61)

              CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                                 (continued)

In August 1994, Cablevision MFR, Inc. ("Cablevision MFR"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Monmouth Cablevision Associates, L.P. ("Monmouth Cablevision") and Riverview Cablevision Associates, L.P. ("Riverview Cablevision") consisting of cable television systems in New Jersey. The operations of Monmouth Cablevision and Riverview Cablevision are consolidated with those of the Company as of the date of acquisition. The aggregate purchase price for the two New Jersey systems was $391,215. Approximately $237,800 of such purchase price was financed by a senior credit facility of newly formed subsidiaries of Cablevision MFR secured solely by the assets of the systems. The remaining $153,415 of such purchase price was paid with cash of approximately $12,147 and the issuance, by Cablevision MFR, of subordinated promissory notes (the "MFR Notes") totalling $141,268 due in 1998.

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

The acquisitions of North Coast Cable, AMCC, Monmouth Cablevision and Riverview Cablevision were accounted for as purchases whereby the acquisition costs were allocated to the various assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the book value of net assets acquired of these entities, aggregating $625,946, has been allocated to the specific assets acquired based on independent appraisals as follows:

   Plant and equipment                      $  31,200
   Affiliation agreements                     145,150
   Franchises                                 362,301
   Excess cost over fair value of
     net assets acquired                       87,295
                                            ---------
                                            $ 625,946
                                            ---------
                                            ---------

                                     (62)

              CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)
                                 (continued)


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

PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma condensed results of operations are presented for the years ended December 31, 1995 and 1994 as if the acquisition of Cablevision of Boston had occurred on January 1, 1995 and 1994, respectively, and as if the acquisitions of Monmouth Cablevision and Riverview Cablevision; the purchase of the 50% interest in AMCC; and the North Coast Cable Acquisition had occurred on January 1, 1994.

                                   Years Ended December 31,
                                   ------------------------
                                   1995                1994
                                   ----                ----

     Net revenues               $1,137,878          $1,001,187
                                ----------          ----------
                                ----------          ----------

     Net loss                   $ (327,312)         $ (369,137)
                                ----------          ----------
                                ----------          ----------

     Net loss per common share  $   (14.20)         $   (15.56)
                                ----------          ----------
                                ----------          ----------


The proforma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets and increased interest expense on acquisition debt. The proforma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisitions been made at the beginning of the periods indicated, or which may occur in the future.

                                     (63)

              CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)
                                (continued)



DISPOSITIONS

In July 1995, Rainbow Programming sold a minority general partnership interest in Courtroom Television Network to NBC for cash totalling $5,000. The Company recognized a net gain of $20,662 on the sale.

In August 1995, Cablevision of Chicago ("Cablevision of Chicago"), an affiliate of the Company, sold its cable television systems to Continental Cablevision, Inc. The Company did not have a material ownership interest in Cablevision of Chicago but had loans and advances outstanding to Cablevision of Chicago in the amount of $12,346 (plus accrued interest which the Company had fully reserved). The Company recognized a net gain of approximately $15,327 on the sale, representing the accrued interest which the Company had reserved.

RESTRUCTURINGS

V CABLE, INC.

On December 31, 1992, the Company consummated a significant restructuring and reorganization (the "V Cable Reorganization") involving its subsidiary, V Cable, Inc. ("V Cable"), U.S. Cable Television Group, L.P. ("U.S. Cable") and General Electric Capital Corporation ("GECC"), V Cable's principal creditor. In the V Cable Reorganization, V Cable acquired a 20% interest in U.S. Cable for $20,000 and U.S. Cable acquired a 19% non-voting interest in a newly incorporated subsidiary of V Cable that holds substantially all of V Cable's assets ("VC Holding") for $3,000. As a result, V Cable owns an effective 84.8% interest in VC Holding. GECC has provided long-term credit facilities to each of V Cable, VC Holding and U.S. Cable, secured in each case by the assets of the borrower and in most cases cross-collateralized by the assets of the other two entities. The credit facilities are non-recourse to the Company other than with respect to the common stock of V Cable owned by the Company (see Note 4). The Company accounts for its investment in U.S. Cable using the equity method of accounting and, accordingly, recorded its share of losses in U.S. Cable for 1995, 1994 and 1993 amounting to $2,840, $8,594 and $8,566, respectively. Also in 1993, included in the accompanying consolidated statements of operations is U.S. Cable's share of losses in VC Holding, limited to its $3,000 investment described above.

In February 1996, the Company entered into an agreement with GECC (the "GECC Agreement"), as amended in March 1996, pursuant to which the Company plans to effect a reorganization and recapitalization relating to V Cable and U.S. Cable (See Note 14).


                                      (64)

             CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)
                                 (continued)



A-R CABLE. In 1992 the Company and A-R Cable Services, Inc. ("A-R Cable") consummated a restructuring and refinancing transaction (the "A-R Cable Restructuring"). Among other things, this transaction involved an additional $45,000 investment in A-R Cable by the Company to purchase a new Series B Preferred Stock and the purchase of a new Series A Preferred Stock in A-R Cable by Warburg Pincus Investors, L.P. ("Warburg Pincus") for $105,000. After the receipt of certain regulatory approvals, the Company will have a 40% economic and voting interest in A-R Cable. As a result of the A-R Cable Restructuring, the Company no longer has financial or voting control over A-R Cable's operations. For reporting purposes, the Company accounts for its investment in A-R Cable using the equity method of accounting whereby the Company records 100% of the net losses of A-R Cable since it continues to own 100% of A-R Cable's outstanding common stock.

Included in share of affiliates' net loss in the accompanying consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993 is $72,257, $67,092 and $56,420, respectively, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which is not owned by the Company. Included in deficit investment in affiliates is $442,940 and $374,423 at December 31, 1995 and 1994, respectively, representing A-R Cable losses and external dividend requirements recorded by the Company in excess of amounts invested by the Company therein. At December 31, 1995 and 1994 and for the years then ended, A-R Cable's total assets, liabilities (including preferred stock) and net revenues amounted to $222,831 and $246,125; $738,581 and $681,717; $113,292
and $107,026, respectively.

The Company continues to guarantee the debt of A-R Cable to GECC under a limited recourse guarantee wherein recourse to the Company is limited solely to the common and Series B Preferred Stock of A-R Cable owned by the Company.

The Company manages A-R Cable under a management agreement that provides for cost reimbursement, an allocation of overhead charges and a management fee of 3-1/2% of gross receipts, as defined, with interest on unpaid amounts thereon at a rate of 10% per annum. The 3-1/2% fee and interest thereon is payable by A-R Cable only after repayment in full of its senior debt and certain other obligations. Under certain circumstances, the fee is subject to reduction to 2-1/2% of gross receipts.

During 1995 and 1994, Warburg Pincus purchased additional shares of Series A Preferred Stock for a cash investment of $210 and $998, respectively, and CSC purchased additional shares of Series B Preferred Stock for a cash investment of $3,740 and $427, respectively.


                                     (65)

             CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)
                                (continued)



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

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                                   December 31,
                                                             ----------------------      Estimated
                                                                 1995        1994       Useful Lives
                                                                 ----        ----       -------------
Cable television transmission
 and distribution systems:
  Converters . . . . . . . . . . . . . . . .                 $  329,091  $  270,660     3 to 5 years
  Headends . . . . . . . . . . . . . . . . .                     85,763      66,583     6 to 9 years
  Distribution systems . . . . . . . . . . .                  1,127,836     963,545     10 to 15 years
  Program, service and test
   equipment . . . . . . . . . . . . . . . .                    105,759      80,384     4 to 7 years
  Microwave equipment. . . . . . . . . . . .                      5,442       5,082     7 1/2 years
  Construction in progress (including
   materials and supplies) . . . . . . . . .                     74,499      54,709          -
Furniture and fixtures . . . . . . . . . . .                     26,038      20,758     5 to 12 years
Transportation equipment . . . . . . . . . .                     41,352      33,508     2 to 12 years
Building and building improvements . . . . .                     23,033      19,446     22 to 39 years
Leasehold improvements . . . . . . . . . . .                     41,939      34,627     Term of lease
Land and land improvements . . . . . . . . .                      9,118       8,995          -
                                                              1,869,870   1,558,297
                                                             ----------  ----------
Less accumulated depreciation and
 amortization  . . . . . . . . . . . . . . .                    843,515     672,269
                                                             ----------  ----------

                                                             $1,026,355  $  886,028
                                                             ----------  ----------
                                                             ----------  ----------



                                     (66)

                   CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share amounts)
                                  (continued)


NOTE 4.    DEBT

BANK DEBT

RESTRICTED GROUP

For financing purposes, Cablevision Systems Corporation and certain of its subsidiaries (including Cablevision of Boston as of December 15, 1995) are collectively referred to as the "Restricted Group". On October 14, 1994, the Restricted Group entered into new $1.5 billion credit facilities (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), as agent.

The Credit Agreement consists of a $400,000 Term Loan and Reducing Revolver facilities aggregating $1,100,000. The Term Loan has a final maturity of June 30, 2003 and begins amortizing on a scheduled quarterly basis on June 30, 1997. The Reducing Revolver facilities begin to reduce on December 31, 1996 and have a final maturity of June 30, 2003. The total amount of bank debt outstanding at December 31, 1995 and 1994 was $559,244 and $956,419, respectively. As of December 31, 1995, approximately $20,400 was restricted for certain letters of credit issued for the Company.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $929,600 at December 31, 1995. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are limitations on the amount of investments that may be made in affiliated entities and certain other subsidiaries, the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends. The Company is restricted from paying any dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreements at December 31, 1995.

Interest on outstanding amounts may be paid, at the option of the Company, based on various formulas which relate to the prime rate, rates for certificates of deposit or other prescribed rates. In addition, the Company has entered into interest rate swap agreements with several banks on a notional amount of $270,000 as of December 31, 1995 whereby the Company pays a fixed rate of interest and receives a variable rate. Interest rates and terms vary in accordance with each of the agreements. The Company enters into interest


                                     (67)

              CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)
                             (continued)


rate swap agreements to hedge against interest rate risk, as required by its credit agreements, and therefore accounts for these agreements as hedges of floating rate debt, whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. As of December 31, 1995, the interest rate agreements expire at various times through the year 2000 and have a weighted average life of approximately two years. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on all bank indebtedness was 8.6% and 8.2% on December 31, 1995 and 1994, respectively. The Company is also obligated to pay fees of 3/8 of 1% per annum on the unused loan commitment and from 1-3/8% to 1-5/8% per annum on letters of credit issued under the Credit Agreement.

Substantially all of the assets of the Restricted Group (excluding the assets of CNYC), amounting to approximately $1,356,100 at December 31, 1995, have been pledged to secure the borrowings under the Credit Agreement.

CABLEVISION MFR

Cablevision MFR and its subsidiaries, Monmouth Cablevision and Riverview Cablevision, are party to a credit facility with a group of banks led by Nations Bank of Texas, N.A., as agent (the "MFR Credit Facility"). The maximum amount available to Cablevision MFR under the MFR Credit Facility is $285,000 with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of December 31, 1995, Cablevision MFR had outstanding bank borrowings of $195,200. Unrestricted and undrawn funds available to Cablevision MFR under the MFR Credit Facility amounted to approximately $89,800 at December 31, 1995. The MFR Credit Facility contains certain financial covenants that may limit Cablevision MFR's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision MFR to maintain certain financial ratios. Under the terms of the MFR Credit Facility, Monmouth Cablevision and Riverview Cablevision are prohibited from transferring funds to the Company. The loan is secured by a pledge of the Company's stock in Cablevision MFR and substantially all of Cablevision MFR's assets which amounted to approximately $324,800 at December 31, 1995. Monmouth Cablevision and Riverview Cablevision have entered into interest rate swap and cap agreements with several banks on a notional amount of $130,000 as of December 31, 1995, whereby Monmouth Cablevision and


                                     (68)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                 (continued)



Riverview Cablevision pay a fixed rate of interest and receive a variable rate. Monmouth Cablevision and Riverview Cablevision account for their interest rate swap and cap agreements as hedging of floating rate debt, as may be required under the MFR Credit Facility whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. Cablevision MFR is exposed to credit loss in the event of nonperformance by the other parties to the agreements; however, Cablevision MFR does not anticipate nonperformance by the counterparties. The interest rate agreements expire in 1997. The weighted average interest rate on all bank indebtedness was approximately 8.1% and 8.3%, on December 31, 1995 and 1994, respectively. The MFR Credit Facility contains various restrictive covenants with which Cablevision MFR was in compliance or had obtained waivers of compliance at December 31, 1995.

RAINBOW PROGRAMMING

In July 1994, Rainbow Programming entered into a $105,000 credit facility with a group of banks. At December 31, 1994, $105,000 was outstanding under this facility. On January 27, 1995 Rainbow Programming entered into an amended and restated credit facility for $202,000, the entire amount of which was outstanding on December 31, 1995. The credit facility is payable on December 31, 1996 and bears interest at varying rates based upon the banks' Base Rate or LIBOR Rate, as defined in the credit agreement. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted. The weighted average interest rate during 1995 and 1994 was 8.7% and 7.8%, respectively. The credit agreement contains various restrictive covenants with which Rainbow Programming was in compliance at December 31, 1995.

AMERICAN MOVIE CLASSICS COMPANY

AMCC is party to a loan agreement (the "AMCC Loan Agreement") with a group of banks (with the Toronto Dominion Bank as Lead Bank). The AMCC Loan Agreement, which permits maximum borrowings of $51,025 and matures on June 30, 1998, is comprised of a $36,025 term loan and a $15,000 revolver. At December 31, 1995 and 1994, there were no borrowings under the revolver and an outstanding balance of $36,025 and $44,000, respectively under the term loan. Borrowings under the AMCC Loan Agreement bear interest at varying rates above the Lead Bank's Base, CD or LIBOR rate depending on the ratio of debt to cash flow, as defined in the Loan Agreement. AMCC has entered into an interest rate swap agreement on a notional amount of $20,000 under which AMCC pays a fixed rate and receives a variable rate. The interest rate swap agreement expires on October 6, 1997. AMCC is exposed to credit loss in the event of


                                     (69)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                 (continued)



nonperformance by the other parties to the interest rate swap agreement; however, it does not anticipate nonperformance by the counterparties. At December 31, 1995 and 1994 the weighted average interest rate on bank indebtedness approximated 6.8% and 7.3%, respectively. Substantially all of the assets of AMCC, amounting to $165,576 at December 31, 1995, have been pledged to secure the borrowings under the AMCC Loan Agreement. The AMCC Loan Agreement contains various restrictive covenants with which AMCC was in compliance at December 31, 1995.

SENIOR DEBT

Under the credit agreement between V Cable and GECC (the "V Cable Credit Agreement"), GECC has provided a term loan (the "V Cable Term Loan") in the amount of $20,000 to V Cable, which accretes interest at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date). In addition, GECC has extended to VC Holding a $505,000 term loan (the "Series A Term Loan), a $25,000 revolving line of credit (the "Revolving Line") and a $202,554 term loan (the "Series B Term Loan"), all of which comprise the VC Holding Credit Agreement. Interest on the Series A Term Loan and on any amounts drawn under the Revolving Line of credit is payable currently. Interest on the Series B Term Loan accretes at a rate of 10.62% compounded semi-annually until December 31, 1997 (the reset date) and is payable in full on December 31, 2001. At December 31, 1995 and 1994, amounts outstanding under the V Cable Term Loan, the Series A Term Loan and the Series B Term Loan were $27,288 and $24,606; $501,884 and $505,000; and 272,272 and
$245,507, respectively. There were no amounts outstanding under the Revolving Line at December 31, 1995 and 1994. Unrestricted and undrawn funds available to VC Holding at December 31, 1995 amounted to $24,105.

Interest rates on $254,000 of the Series A Term Loan are fixed at 10.12% through December 31, 1997. The remaining $247,884 bears interest at rates based on either GECC's Index Rate (as defined) or LIBOR plus applicable percentages. Interest on any borrowings under the Revolving Line is paid based on either GECC's Index Rate (as defined) or LIBOR plus applicable percentages which vary depending upon certain prescribed financial ratios. Scheduled quarterly principal payments on the Series A Term Loan commence June 30, 1997 and continue through December 31, 2001.

V Cable has agreed to assume, on December 31, 1997, approximately $121,000 of debt of U.S. Cable, which amount is subject to adjustment, upward or downward, depending on U.S. Cable's ratio of debt to cash flow (as defined) in 1997 and thereafter. Included in Senior Debt at December 31, 1995 and 1994 is $97,359 and $87,327, respectively,


                                     (70)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                 (continued)



representing the present value of debt of U.S. Cable to be assumed in 1997. The difference at December 31, 1995 of approximately $23,641 will be charged to interest expense during the period from January 1, 1996 to December 31, 1997. The effective interest rate on this debt is approximately 11%. This debt matures on December 31, 2001. Amortization of deferred interest expense in connection with the assumption of U.S. Cable's debt, which is being amortized on a straight line basis through December 31, 1997, amounted to $14,047, $14,048 and $14,047 in 1995, 1994 and 1993, respectively.

The debt of V Cable and VC Holding is guaranteed by, and secured by a pledge of all of the assets of, V Cable, VC Holding and each of their subsidiaries, including a pledge of all direct and indirect ownership interests in such subsidiaries. U.S. Cable's debt is also guaranteed and cross-collateralized by each of V Cable, VC Holding and each of their subsidiaries. All of the V Cable, VC Holding and U.S. Cable credit facilities are non-recourse to the Company other than with respect to the common stock of V Cable owned by the Company. Substantially all of the assets of V Cable, amounting to approximately $391,600 at December 31, 1995, have been pledged to secure borrowings under the V Cable and VC Holding Credit Agreements. At December 31, 1995 V Cable's liabilities exceeded its assets by approximately $551,800.

The V Cable and VC Holding Credit Agreements contain various restrictive covenants, among which are the maintenance of certain financial ratios, limitations regarding certain transactions, prohibitions against the transfer of funds to the parent company (except for reimbursement of certain expenses), and limitations on levels of permitted capital expenditures. V Cable and VC Holding were in compliance or had obtained waivers of compliance with all of the covenants of their loan agreements at December 31, 1995.


                                      (71)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                 (continued)



SUBORDINATED DEBENTURES

In November 1995, the Company issued $300,000 principal amount of 9-1/4% Senior Subordinated Notes due 2005 (the "2005 Notes"). The 2005 Notes are redeemable at the Company's option, in whole or in part, on November 1, 2000, November 1, 2001 and November 1, 2002 at the redemption price of 104.625%, 103.1% and 101.5%, respectively, of the principal amount and thereafter at 100% of the principal amount, in each case together with accrued interest to the redemption date. The indenture under which the 2005 Notes were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1995. The net proceeds of approximately $292,200 were used to reduce bank borrowings.

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

In February 1993, the Company issued $200,000 face amount ($198,930 and $198,867 amortized amounts at December 31, 1995 and 1994, respectively) of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). The 2013 Debentures are redeemable, at the Company's option, on February 15, 2003, February 15, 2004, February 15, 2005 and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40% and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The indenture under which the 2013 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1995.

Also in 1993, the Company issued $150,000 face amount ($149,678 and $149,667 amortized amounts at December 31, 1995 and 1994, respectively) of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). The 2023 Debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date. The indenture under


                                     (72)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                 (continued)



which the 2023 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1995.

In April 1992, the Company issued $275,000 of its 10-3/4% Senior Subordinated Debentures due 2004 (the "2004 Debentures"). The 2004 Debentures are redeemable, at the Company's option, on April 1, 1997 and April 1, 1998 at the redemption price of 103.071% and 101.536%, respectively, of the principal amount, and on April 1, 1999 and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The Indenture under which the 2004 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1995. The Indenture requires a sinking fund providing for the redemption on April 1, 2002 and April 1, 2003 of $68,750 principal amount of the 2004 Debentures, at a redemption price equal to 100% of the principal amount, plus accrued interest to the redemption date.

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


                                      (73)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)



SUMMARY OF FIVE YEAR DEBT MATURITIES

Total amounts payable by the Company and its subsidiaries under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1995 are as follows:

         Restricted            Cablevision     Rainbow
           Group      V Cable      MFR       Programming    AMCC       Total
         ----------   -------  -----------   -----------    ----       -----


1996       $ 2,810   $     -    $      -       $202,000    $16,995    $221,805

1997        38,796    18,000           -              -     12,980      69,776

1998        61,953    20,000     141,268              -      6,050     229,271

1999        84,455    30,000           -              -          -     114,455

2000        92,000    40,000      41,300              -          -     173,300


NOTE 5.    PREFERRED STOCK

In November 1995, the Company issued 13,800,000 depositary shares representing 1,380,000 shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock (the "Series I Preferred Stock") with an aggregate liquidation preference of $345,000. The depositary shares are convertible into shares of the Company's Class A Common Stock, at any time after January 8, 1996 at the option of the holder, at an initial conversion price of $67.44 per share of Class A Common Stock subject to adjustment under certain conditions. The Series I Preferred Stock is exchangeable into 8-1/2% Convertible Subordinated Debentures due 2007, at the option of the Company, in whole but not in part, on or after January 1, 1998 at a rate of $25.00 principal amount of exchange debentures for each depositary share. The
Series I Preferred Stock is redeemable at the option of the Company, in whole or in part, on November 1, 1999, November 1, 2000, and November 1, 2001 and thereafter at 102.8%, 101.4% and 100.0%, respectively, of the principal amount plus accrued and unpaid dividends thereon. The net proceeds of the Series I Preferred Stock of approximately $334,200 were used to repay bank borrowings. The Company paid a cash dividend of approximately $4,399 in 1995.


                                     (74)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                 (continued)



In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11-3/4% Series G Redeemable Exchangeable Preferred Stock (the "Series G Preferred Stock") with an aggregate liquidation preference of $100 per share.
 The Company is required to redeem the Series G Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series G Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.
On and after October 1, 2000, dividends must be paid in cash. The terms of the Series G Preferred Stock permit the Company, at its option, after January 1, 1996, to exchange the Series G Preferred Stock for the Company's 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series G Preferred Stock. The net proceeds of approximately $239,300 were initially used to repay bank debt. In 1995, the Company satisfied its dividend requirements by issuing 77,510 additional shares of Series G Preferred Stock.

In October, 1995, the Company borrowed approximately $103,000 under its Credit Agreement to redeem its outstanding Series E Redeemable Exchangeable Convertible Preferred Stock (the "Series E Preferred Stock") in the principal amount of $100,000 along with accrued dividends. The Company paid cash dividends on the Series E Preferred Stock during 1995 and 1994 of approximately $7,213 and $5,500, respectively.

The holders of the Company's 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") may require the Company to redeem for cash at any time commencing December 31, 1997 all or a portion of the outstanding shares of the Series C Preferred Stock. The Company has the right, upon notice to the holders requesting redemption, to convert all or a part of such shares into shares of Class B Common Stock. If, in the future, holders require the Company to redeem their Series C Preferred Stock, it is the Company's intention to convert such shares into Class B Common Stock. The Company paid cash dividends on the Series C Preferred Stock during each of 1995 and 1994 of $885.


                                      (75)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)



NOTE 6.    INCOME TAXES

The Company and its majority-owned subsidiaries file consolidated federal income tax returns. At December 31, 1995 the Company had consolidated net operating loss carry forwards for tax purposes of approximately $1,023,586, which expire between 2001 and 2010.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1995 and 1994 are as follows:

                                           1995          1994
                                           ----          ----
DEFERRED ASSET (LIABILITY)

Depreciation and amortization......... $ (45,358)    $ (74,833)
Receivables from affiliates...........    19,179        19,312
Benefit plans.........................    11,025        15,046
Allowance for doubtful accounts.......     5,202         3,192
Deficit investment in affiliate.......   226,662       200,111
Benefits of tax loss carry forwards...   429,906       364,522
Other.................................     2,180         8,643
                                       ---------     ---------
  Net deferred tax assets.............   648,796       535,993
Valuation allowance...................  (648,796)     (535,993)
                                       ---------     ---------
                                       $       -     $       -
                                       ---------     ---------
                                       ---------     ---------

The Company has provided a valuation allowance for the total amount of net deferred tax assets since realization of these assets was not assured due principally to the Company's history of operating losses.


                                     (76)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)



NOTE 7.    OPERATING LEASES

The Company leases certain office, production and transmission facilities under terms of leases expiring at various dates through 2004. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1995, 1994 and 1993 amounted to $16,823, $12,036 and $10,849, respectively.

In addition, the Company rents space on utility poles for its operations.
The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $7,790, $6,947 and $6,177, respectively. The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 1996 through December 31, 2000, and thereafter, at rates now in force are approximately: 1996, $20,480; 1997, $18,377; 1998, $16,315; 1999, $14,386;
2000, $12,677; thereafter, $8,800.

NOTE 8.    AFFILIATE TRANSACTIONS

The Company has affiliation agreements with certain cable television programming companies, including MSG Holdings, varying ownership interests in which were held, directly or indirectly, by Rainbow Programming during the three years ended December 31, 1995. Rainbow Programming's investment in these programming companies is accounted for on the equity method of accounting. Accordingly, the Company recorded income (losses) of approximately $(9,930), $(1,007) and $8,828 in 1995, 1994 and 1993,
respectively, representing its percentage interests in the results of operations of these programming companies. Such amounts include $4,304 and $5,656 for 1994 and 1993, respectively, of the Company's share of the net income of AMCC prior to its consolidation with the Company in July 1994. In addition, such amounts include $(3,293), $(175) and $5,240 for 1995, 1994 and 1993, respectively, of the Company's share of net income (losses) in SportsChannel New York and Rainbow News 12 prior to their consolidation with the Company in July 1995. At December 31, 1995 and 1994, the Company's investment in these programming companies amounted to approximately $134,969 and $30,096, respectively. Costs incurred by the Company for programming services provided by these non-consolidated affiliates and included in technical expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $37,756, $20,232 and $26,732, respectively. At December 31, 1995 and 1994, amounts due from certain of these programming affiliates aggregated $584 and $62, respectively, and are included in advances to affiliates. Also, at December 31, 1995 and 1994 amounts


                                     (77)

            CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)
                               (continued)


due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $12,607 and $13,731, respectively, and are included in accounts payable to affiliates.

Summarized combined financial information relating to these programming companies at December 31, 1995, 1994 and 1993 and for the years then ended is as follows:


                                 1995        1994        1993
                               --------    --------    --------
    Current assets..........   $ 73,232    $ 97,184    $133,060
                               --------    --------    --------
                               --------    --------    --------
    Noncurrent assets.......   $ 47,357    $ 33,815    $126,826
                               --------    --------    --------
                               --------    --------    --------
    Current liabilities.....   $ 60,286    $ 64,000    $ 93,071
                               --------    --------    --------
                               --------    --------    --------
    Noncurrent liabilities..   $ 16,490    $  6,257    $123,184
                               --------    --------    --------
                               --------    --------    --------
    Net revenues............   $240,518    $270,676    $363,727
                               --------    --------    --------
                               --------    --------    --------
    Net income (loss).......   $ (5,490)   $  3,473    $ 39,423
                               --------    --------    --------
                               --------    --------    --------


In 1992 the Company acquired from Mr. Dolan substantially all of the interests in Cablevision of New York City ("CNYC") that it did not previously own. Mr. Dolan remains a 1% partner in CNYC and is entitled to certain preferential payments. Mr. Dolan's preferential rights entitle him to an annual cash payment (the "Annual Payment") of 14% multiplied by the outstanding balance of his "Minimum Payment". The Minimum Payment is $40,000 and is to be paid to Mr. Dolan prior to any distributions to partners other than Mr. Dolan. In addition, Mr. Dolan has the right, exercisable beginning on December 31, 1997, to require the Company to purchase his interest. Mr. Dolan would be entitled to receive from the Company the Minimum Payment, any accrued but unpaid Annual Payments, a guaranteed return on certain of his investments in CNYC and a Preferred Payment defined as a payment (not exceeding $150,000) equal to 40% of the Appraised Equity Value (as defined) of CNYC after making certain deductions. Based upon estimates for accounting purposes of the Appraised Equity Value of CNYC made by the Company, the maximum amount of the Preferred Payment was accrued during 1992 through 1994 as an additional obligation to Mr. Dolan relating to the Company's purchase of CNYC, which has also been charged to par value in excess of capital contributed. The total amount owed to Mr. Dolan at December 31, 1995 of approximately $192,945 in respect of the Preferred Payment, the Minimum Payment and the Annual Payment reflects a reduction of approximately $3,955 at December 31, 1995 representing Mr. Dolan's obligation to reimburse the Company in connection with certain claims paid or owed by CNYC.


                                     (78)

             CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)
                                (continued)


During 1995, 1994 and 1993, the Company made advances to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $6,325 and $6,591 at December 31, 1995 and 1994, respectively and are included in advances to affiliates.

Cablevision of Newark, a partnership 25% owned and managed by the Company and 75% owned by an affiliate of Warburg Pincus, owns cable television systems located in Newark and South Orange, New Jersey. The Company's share of the net losses of Cablevision of Newark amounted to $2,957, $3,631 and $4,206 in 1995, 1994 and 1993, respectively.

In connection with its 30% interest in A-R Cable Partners (see note 2), the Company recorded its share of the losses of A-R Cable Partners amounting to $3,505 for 1995 and $1,886 for the period from acquisition through December 31, 1994.

Also, in connection with its 30% interest in CFHI (see note 2), the Company recorded its share of the losses of CFHI amounting to $1,535 for 1995 and $654 from the date of acquisition through December 31, 1994.

The Company manages the operations of Cablevision of Newark, A-R Cable, A-R Cable Partners and CFHI for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. In certain cases, interest is charged on unpaid amounts. For 1995, 1994 and 1993, such management fees, expenses and interest amounted to approximately $8,816, $6,576 and $5,677, respectively, of which $6,918, $5,536 and $4,845, respectively, were reserved by the Company.

In connection with the V Cable Reorganization (see Note 2), V Cable acquired for $20,000, a 20% interest in U.S. Cable. The Company manages the properties of U.S. Cable under management agreements that provide for cost reimbursement, including an allocation of overhead charges. For 1995, 1994 and 1993, such cost reimbursement amounted to $5,621, $5,803 and $4,894, respectively, which included an allocation of overhead charges of $2,881, $2,720 and $2,604, respectively.


                                     (79)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                              (continued)


NOTE 9.    BENEFIT PLANS

The Company maintains the CSSC Supplemental Benefit Plan (the "Benefit Plan") for the benefit of certain officers and employees of the Company. As part of the Benefit Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Benefit Plan. Net periodic pension cost for the years ended December 31, 1995, 1994 and 1993 amounted to $(9), $103 and $368, respectively. At December 31, 1995 and 1994, the fair value of Benefit Plan assets exceeded the projected benefit obligation by approximately $2,119 and $1,772, respectively.

In addition, the Company accrues a liability in the amount of 7% of certain officers' and employees' compensation, as defined. Each year the Company also accrues for the benefit of these officers and employees interest on such amounts. The officer or employee will receive such amounts upon termination of employment. All participants are 100% vested in this plan. The cost associated with this plan for the years ended December 31, 1995, 1994 and 1993 was approximately $495, $337 and $497, respectively.

The Company maintains a Pension and 401(K) Savings Plan (the "Plan"), to permit employees of the Company and its affiliates to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(K) of the Internal Revenue Code. The Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan (the "Pension Plan") and an equivalent amount to the Section 401(K) portion of the Plan (the "Savings Plan"). Employees may voluntarily contribute up to 15% of eligible compensation, subject to certain restrictions, to the Savings Plan, with an additional matching contribution by the Company of 1/4 of 1% for each 1% contributed by the employee, up to a maximum contribution by the Company of 1/2 of 1% of eligible base pay. Employee contributions are fully vested as are employer base contributions to the Savings Plan. Employer contributions to the Pension Plan and matching contributions to the Savings Plan become vested in years three through seven. The cost associated with these plans was approximately $4,287, $3,125 and $2,905 for the years ended December 31, 1995, 1994 and 1993, respectively.


                                     (80)

              CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)
                                (continued)



NOTE 10.    STOCK BENEFIT PLANS

The Company maintains an Employee Stock Plan (the "Stock Plan") under which the Company is authorized to issue a maximum of 3,500,000 shares. Pursuant to its terms, no awards may be granted under the Stock Plan after December 5, 1995. The Company granted under the Stock Plan incentive stock options, nonqualified stock options, restricted stock, conjunctive stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options could not be less than the fair market value per share of class A common stock on the date the option is granted and the options expire no longer than ten years from date of grant. Conjunctive stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option or in addition to the stock received upon the exercise of such option, equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

Under the Stock Plan, during 1995 the Company issued options to purchase 43,600 shares of Class A common stock, stock appreciation rights related to 43,600 shares under option and stock awards of 7,100 common shares. The options and related conjunctive stock appreciation rights are exercisable at $52.125 per share and vest in 33-1/3% annual increments beginning from the date of grant. The stock awards vest 100% in May 1998.

Under the Stock Plan, during 1994 the Company issued options to purchase 525,400 shares of Class A common stock, stock appreciation rights related to 525,400 shares under option and stock awards of 68,400 common shares. Of the options and related conjunctive stock appreciation rights, 95,400 are exercisable at $42.00 per share and vest in 25% annual increments beginning from the date of grant and 430,000 options and conjunctive rights are exercisable at $56.50 per share and are currently vested. The stock awards vest 100% in May 1998.


                                     (81)

              CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)
                                (continued)


In November 1994, the Company entered into agreements with three employees to pay the value, as of that date, of options exercised with respect to 405,000 shares of the Company's Class A Common Stock, and to replace those options with a combination of stock appreciation rights and newly issued options, with the exercise price set at the market price of such stock on that date. In accordance with the agreement, one-third of the value of the exercised options was paid in cash with the remaining portion payable in equal installments on November 18, 1995 and November 18, 1996. Accordingly, the Company recorded expense related to the purchase of these options amounting to $13,215 in 1994, representing the cash payment of approximately $4,673 and a liability for future payments, included in accounts payable to affiliates in the accompanying consolidated financial statements, amounting to approximately $8,542 at December 31, 1994. In November 1995, at the Company's option, final payments relating to these agreements were made.

Under the Stock Plan, during 1993 the Company issued options to purchase 15,225 shares of class A common stock, stock appreciation rights related to 15,225 shares under option and stock awards of 10,225 common shares. The options and related conjunctive stock appreciation rights are exercisable at various prices ranging from $27.625 to $38.25 per share in 25% and 33% annual increments beginning from the date of grant. The stock awards vest 100% by May 1996.

On February 13, 1996 the Company's Board of Directors adopted, subject to the approval of the Company's stockholders, the 1996 Employee Stock Plan (the "1996 Plan") under which, the Company would be authorized to issue a maximum of 2,500,000 shares. Under the 1996 Plan, the Company would be able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive stock appreciation rights, stock grants and stock bonus awards. The other terms of the 1996 Plan are substantially identical to those of the Stock Plan except that under the 1996 Plan the Compensation Committee would have the authority, in its discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the 1996 Plan.


                                     (82)

              CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)
                                (continued)



Stock transactions under the Stock Plan are as follows:

                             Shares        Stock
                             Under      Appreciation    Stock    Available      Option
                             Option        Rights       Awards   For Grant    Price Range
                            --------    ------------   -------   ---------    -------------
Balance, December 31, 1992  2,322,126     943,726      358,475      24,669    $14.50-$37.13

 Granted                       15,225      15,225       10,225     (25,450)   $27.63-$38.25
 Exercised/issued            (478,582)    (84,017)     (15,000)               $14.50-$36.00
 Cancelled                   (124,074)    (19,989)     (28,050)    152,124    $16.63-$37.13
                            ---------    --------      -------    --------
Balance, December 31, 1993  1,734,695     854,945      325,650     151,343    $14.50-$38.25

 Granted                      525,400     525,400       68,400    (593,800)   $42.00-$56.50
 Exercised/issued            (358,528)   (161,952)     (48,430)          -    $14.50-$36.00
 Cancelled                   (434,390)    (59,866)    (109,241)    543,631    $16.63-$42.00
                            ---------   ---------      -------    --------
Balance, December 31, 1994  1,467,177   1,158,527      236,379     101,174    $14.50-$56.50

 Granted                       43,600      43,600        7,100     (50,700)   $52.13
 Exercised/issued            (418,102)    (55,764)      17,302           -    $14.50-$42.00
 Cancelled                    (40,343)    (32,026)    (115,231)    155,574    $16.63-$42.00
                            ---------   ---------     --------    --------
Balance, December 31, 1995  1,052,332   1,114,337      145,550     206,048    $14.50-$56.50
                            ---------   ---------     --------    --------
                            ---------   ---------     --------    --------


At December 31, 1995, options for approximately 749,000 shares were exercisable. As a result of the stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company expensed approximately $7,757, $6,814 and $28,234 in 1995, 1994 and 1993, respectively. The 1994 amount reflects a credit of approximately $6,401 primarily resulting from a decline in the market price of the Company's Class A Common Stock.


                                     (83)

                   CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share amounts)
                                 (continued)



NOTE 11.    COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Programming, has entered into several contracts with professional and other sports teams relating to cable television programming including rights agreements. Amounts payable under these contracts during the five years subsequent to December 31, 1995 amount to $36,767 in 1996, $32,098 in 1997, $33,122 in 1998, $31,568 in 1999 and
$23,790 in 2000.

In addition, Rainbow Programming has guaranteed rights payments to several professional sports teams relating to certain affiliated sports programming companies. Amounts guaranteed on behalf of such affiliated sports programming companies during the five years subsequent to December 31, 1995 amount to $10,126 in 1996, $9,133 in 1997, $3,681 in 1998, $2,578 in 1999 and
$340 in 2000.

The Company and its cable television affiliates have an affiliation agreement with a program supplier whereby the Company is obligated to make Base Rate Annual Payments, as defined and subject to certain adjustments pursuant to the agreement, through 2004. The Company would be contingently liable for its proportionate share of Base Rate Annual Payments, based on subscriber usage, of approximately $10,848 in 1996; $11,241 in 1997; $11,646 in 1998; 12,065 in
1999 and for the years 2000 through 2004, such payments would increase by percentage increases in the Consumer Price Index, or five percent, whichever is less, over the prior year's Base Rate Annual Payment.

The Company has employment agreements with certain of its executive officers expiring at various dates through December 31, 1997. The agreements provide for minimum annual salaries and, in certain cases, additional amounts and acceleration of certain stock options, stock appreciation rights and stock awards in the event of a change in control of the Company, as defined in the agreements. Aggregate minimum payments under the salary portion of these agreements amount to $1,230 in 1996 and $2,130 in 1997.

The Company does not provide post-retirement benefits to any of its employees.


                                      (84)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                                  (continued)


NOTE 12.    OTHER MATTERS

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

BANK DEBT, SENIOR DEBT, SUBORDINATED DEBENTURES, SUBORDINATED NOTES PAYABLE AND REDEEMABLE EXCHANGEABLE PREFERRED STOCK

The fair values of each of the Company's long-term debt instruments and redeemable preferred stock are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

INTEREST RATE SWAP AGREEMENTS

The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.


                                      (85)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                                  (continued)


The fair value of the Company's financial instruments are summarized as follows:

                                                   December 31, 1995
                                              ---------------------------
                                                Carrying       Estimated
                                                 Amount       Fair Value
                                               ----------      -----------
Long term debt instruments:
  Bank debt                                    $  992,469      $  992,469
  Senior debt                                     898,803         898,803
  Subordinated debentures                         923,608         972,125
  Subordinated notes payable                      141,268         135,400
  Redeemable exchangeable preferred stock         257,751         266,772
                                               ----------      ----------
                                               $3,213,899      $3,265,569
                                               ----------      ----------
                                               ----------      ----------
Interest rate swap and cap agreements:
  In a net payable position                    $        -      $   11,055
                                               ----------      ----------
                                               ----------      ----------


Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 14.    SUBSEQUENT EVENTS

In February 1996, the Company entered into the GECC Agreement, as amended, pursuant to which the Company plans to effect a reorganization and recapitalization relating to V Cable and U.S. Cable (the "V Cable Transactions"). The terms of the V Cable transactions provide for, among other things, (i) the payment of all existing indebtedness of V Cable (amounting to $899,000 at December 31, 1995); (ii) the formation of a new unrestricted subsidiary ("Cablevision of Ohio") which will enter into a separate $450,000 credit facility with a group of banks; and (iii) the outside interests in U.S. Cable which the Company does not already own will be acquired, facilitated by another separate bank credit facility of $151,000. On March 18, 1996, approximately $500,000 of V Cable indebtedness and $70,000 of U.S. Cable indebtedness (which includes accrued interest in both cases) was paid with funds made available from the proceeds of the Company's issuance of Series L Preferred Stock, described below. The remaining indebtedness of V Cable and U.S. Cable will be paid from borrowings under the Credit Agreement and from funds available under the new credit facilities mentioned above. The new credit facilities contain certain financial covenants that may limit the utilization of undrawn funds


                                      (86)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                                  (continued)


available thereunder, including requirements to maintain certain financial ratios and restrictions on permitted uses of borrowed funds. It is expected that the V Cable Transactions will be consummated during the third quarter of 1996.

Also in February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"). The depositary shares are exchangeable, in whole but not in part, at the option of the Company, on or after April 1, 1996, for the Company's 11-1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series L Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series L Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption.


                                      (87)

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                                  (continued)



NOTE 15.    INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended December 31, 1995 and 1994.

                              MARCH 31,            JUNE 30,        SEPTEMBER 30,        DECEMBER 31,             TOTAL
                         ------------------  ------------------  ------------------  -------------------  ---------------------
                           1995      1994      1995      1994      1995      1994      1995      1994       1995        1994
                         --------  --------  --------  --------  --------  ---------  --------  --------  ----------  ---------

Revenues............... $ 245,401  $176,087  $263,734  $192,090  $278,158  $ 223,468  $290,767  $ 245,524  $1,078,060  $ 837,169
Operating expenses.....   231,696   154,934   252,695   166,511   249,603    195,818   264,623    257,213     998,617    774,476
                        ---------  --------  --------  --------  --------  ---------  --------  ---------  ----------  ---------
Operating profit
 (loss)................ $  13,705  $ 21,153  $ 11,039  $ 25,579  $ 28,555  $  27,650  $ 26,144  $ (11,689) $   79,443  $  62,693
                        ---------  --------  --------  --------  --------  ---------  --------  ---------  ----------  ---------
                        ---------  --------  --------  --------  --------  ---------  --------  ---------  ----------  ---------
Net loss applicable to
 common shareholders... $(100,973) $(57,348) $(99,384) $(56,557) $(44,033) $ (68,925) $(93,317) $(138,706) $ (337,707) $(321,536)
                        ---------  --------  --------  --------  --------  ---------  --------  ---------  ----------  ---------
                        ---------  --------  --------  --------  --------  ---------  --------  ---------  ----------  ---------
Net loss per common
 share................. $   (4.27) $  (2.46) $  (4.18) $  (2.42) $  (1.85) $   (2.93) $  (3.88) $   (5.87) $   (14.17) $  (13.72)
                        ---------  --------  --------  --------  --------  ---------  --------  ---------  ----------  ---------
                        ---------  --------  --------  --------  --------  ---------  --------  ---------  ----------  ---------


                                     (88)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June, 1996 or if such definitive proxy statement is not filed with the Commission prior to April 30, 1996, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1. The financial statements as indicated in the index is set forth on page 48.
     2.   Financial Statement schedule:
                                                                      Page
                                                                       No.
                                                                      -----

          Schedule supporting consolidated financial statements:
            Schedule II - Valuation and Qualifying Accounts..........   90

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

      3. Independent auditors report and accompanying financial statements of A-R Cable Services, Inc. are filed as part of this report on page 91.
      4.  The Index to Exhibits is on page 110.

(b)  Reports on Form 8-K:

The Company filed reports on Form 8-K during the last quarter of the fiscal period covered by this report on October 16, 1995 and November 7, 1995.


                                      (89)

                        CABLEVISION SYSTEMS CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)


                                Balance at
                                Beginning    Charged to Costs    Charged to    Deductions-   Balance at
                                of Period      and Expenses    Other Accounts  Write-Offs   End of Period
                                -----------  ----------------  --------------  -----------  -------------
YEAR ENDED DECEMBER 31, 1995

 Allowance for doubtful
  accounts....................    $10,087          $14,551          $   -       $(11,960)       $12,678
                                  -------          -------          -----       ---------       -------
                                  -------          -------          -----       ---------       -------

YEAR ENDED DECEMBER 31, 1994

 Allowance for doubtful
  accounts....................    $ 5,055          $11,849          $   -       $ (6,817)       $10,087
                                  -------          -------          -----       ---------       -------
                                  -------          -------          -----       ---------       -------


YEAR ENDED DECEMBER 31, 1993

 Allowance for doubtful
  accounts....................    $ 3,232          $ 9,138          $   -       $ (7,315)       $ 5,055
                                  -------          -------          -----       ---------       -------
                                  -------          -------          -----       ---------       -------



                                      (90)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
                         (a wholly-owned subsidiary of
                        Cablevision Systems Corporation)

                       Consolidated Financial Statements

                          December 31, 1995 and 1994

                  (With Independent Auditors' Report Thereon)


                                      (91)

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors
A-R Cable Services, Inc.


We have audited the accompanying consolidated balance sheets of A-R Cable Services, Inc. (a wholly-owned subsidiary of Cablevision Systems Corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-R Cable Services, Inc. and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                       /s/ KPMG Peat Marwick LLP
                                       -------------------------
                                           KPMG Peat Marwick LLP
Jericho, New York
March 18, 1996


                                      (92)

               A-R CABLE SERVICES, INC. AND SUBSIDIARIES
     (a wholly-owned subsidiary of Cablevision Systems Corporation)
                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994
                             (in thousands)

                                                            1995      1994
                                                          --------  --------
  ASSETS
Cash and cash equivalents...............................  $     25  $     41
Accounts receivable trade (less allowance for
 doubtful accounts of $376 and $321)....................     2,089     1,345
Notes and other receivables.............................     1,179     1,616
Prepaid expenses........................................       661       621
Property, plant and equipment, net......................   113,787   107,004
Subscriber lists, net of accumulated amortization of
 $60,800 and $53,760....................................         -     7,040
Franchises, net of accumulated amortization of
 $240,200 and $226,707..................................         -    13,493
Excess costs over fair value of net assets acquired,
 net of accumulated amortization of $69,290 and $60,683.   103,226   111,833
Deferred financing and other costs, net of accumulated
 amortization of $7,563 and $6,295......................     1,864     3,132
                                                          --------  --------
                                                          $222,831  $246,125
                                                          --------  --------
                                                          --------  --------




                    See accompanying notes to
               consolidated financial statements.


                                (93)

                  A-R CABLE SERVICES, INC. AND SUBSIDIARIES
       (a wholly-owned subsidiary of Cablevision Systems Corporation)
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1995 AND 1994
                              (in thousands)

                                                    1995       1994
                                                 ---------  ---------

   LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Accounts payable...............................  $  15,714  $  14,175
Accrued liabilities:
 Interest......................................      5,316      6,475
 Payroll and related benefits..................      2,167      1,677
 Franchise fees................................      1,607      1,424
 Insurance.....................................      1,262        942
 Other.........................................      5,338      5,461
Amounts payable to affiliates, net.............        293        238
Due to parent..................................     17,799     11,325
Senior term loan...............................    410,000    400,575
Capital lease obligations......................         10         71
Subscriber deposits............................        705        782
Deferred income taxes..........................          -      6,082
                                                 ---------  ---------
 Total liabilities.............................    460,211    449,227
                                                 ---------  ---------
Commitments and contingencies

Preferred Stock - Series A.....................    205,051    170,812
                                                 ---------  ---------
Preferred Stock - Series B.....................     73,319     61,678
                                                 ---------  ---------

Stockholder's deficiency:
 Common stock $.50 par value, 20,000 shares
   authorized, 19,000 shares issued and
   outstanding.................................      9,500      9,500
 Paid-in capital...............................     41,350     41,350
 Accumulated deficit...........................   (566,600)  (486,442)
                                                 ---------  ---------

   Total stockholder's deficiency..............   (515,750)  (435,592)
                                                 ---------  ---------
                                                 $ 222,831   $246,125
                                                 ---------  ---------
                                                 ---------  ---------


                          See accompanying notes
                   to consolidated financial statements.


                                     (94)

                 A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              (in thousands)

                                                1995      1994      1993
                                              --------  --------  --------
Revenues (including affiliate amounts of
 $1,268, $1,306 and $1,090).................  $113,292  $107,026  $108,711
                                              --------  --------  --------

Operating expenses:
 Technical expenses (including affiliate
  amounts of $3,260, $2,246 and $2,787).....    43,808    38,269    38,316
 Selling, general and administrative
  expenses (including   affiliate amounts
  of $7,628, $7,262 and $7,174).............    26,104    22,592    24,664
 Depreciation and amortization..............    46,100    64,695    63,731
                                              --------  --------  --------
                                               116,012   125,556   126,711
                                              --------  --------  --------

   Operating loss...........................    (2,720)  (18,530)  (18,000)

Other income (expense):
 Interest expense, net (including affiliate
  amounts of $1,110, $659 and $244).........   (41,408)  (33,572)  (27,894)
 Loss on retirement of debt.................         -         -      (390)
 Miscellaneous, net.........................      (182)     (799)     (792)
                                              --------  --------  --------

Net loss before income tax benefit..........   (44,310)  (52,901)  (47,076)
Income tax benefit..........................     6,082    14,045    14,168
                                              --------  --------  --------
Net loss....................................   (38,228)  (38,856)  (32,908)
                                              --------  --------  --------

Dividend requirements applicable to:
 Series A Preferred Stock...................   (34,029)  (28,236)  (23,512)
 Series B Preferred Stock...................    (7,901)   (6,749)   (5,998)
                                              --------  --------  --------
                                               (41,930)  (34,985)  (29,510)
                                              --------  --------  --------

Net loss applicable to common stockholder...  $(80,158) $(73,841) $(62,418)
                                              --------  --------  --------
                                              --------  --------  --------




                         See accompanying notes
                  to consolidated financial statements.


                                     (95)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                (in thousands)


                                     Common Stock
                                    --------------  Paid-In  Accumulated
                                    Shares  Amount  Capital    Deficit       Total
                                    ------  ------  -------  -----------   ---------
Balance December 31, 1992.........  19,000   9,500   40,500    (350,183)    (300,183)

 Preferred dividend requirements..       -       -        -     (29,510)     (29,510)
 Net loss.........................       -       -        -     (32,908)     (32,908)
 Capital contributions............       -       -      850           -          850
                                    ------  ------  -------  -----------   ---------
Balance December 31, 1993.........  19,000   9,500   41,350    (412,601)    (361,751)

 Preferred dividend requirements..       -       -        -     (34,985)     (34,985)
 Net loss.........................       -       -        -     (38,856)     (38,856)
                                    ------  ------  -------  -----------   ---------
Balance December 31, 1994.........  19,000   9,500   41,350    (486,442)    (435,592)

 Preferred dividend requirements..       -       -        -     (41,930)     (41,930)
 Net loss.........................       -       -        -     (38,228)     (38,228)
                                    ------  ------  -------  -----------   ---------
Balance December 31, 1995.........  19,000  $9,500  $41,350   $(566,600)   $(515,750)
                                    ------  ------  -------  -----------   ---------
                                    ------  ------  -------  -----------   ---------



                            See accompanying notes
                      to consolidated financial statements.


                                      (96)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (in thousands)

                                                         1995       1994       1993
                                                       --------   --------   --------

Cash flows from operating activities:
 Net loss............................................  $(38,228)  $(38,856)  $(32,908)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Income tax benefit................................    (6,082)   (14,045)   (14,168)
   Depreciation and amortization.....................    46,100     64,695     63,731
   Amortization of deferred financing costs..........     1,268      1,630      1,577
   Loss on retirement of debt........................         -          -        390
   (Gain) loss on sale of equipment..................       (29)       165       (104)
 Change in assets and liabilities:
   Decrease (increase) in accounts receivable trade..      (744)        24         24
   Decrease (increase) in notes and other
    receivables......................................       437        (92)      (463)
   Decrease (increase) in prepaid expenses...........       (40)        26        (32)
   Increase (decrease) in accounts payable...........     1,539       (391)     5,298
   Increase (decrease) in accrued liabilities........      (289)     3,051      3,800
   Increase (decrease) in amounts payable to
    affiliates, net..................................        55       (364)      (192)
   Increase in due to parent.........................     6,474      4,134      4,292
   Decrease in subscriber deposits...................       (77)       (91)       (77)
                                                       --------   --------   --------
    Total adjustments................................    48,612     58,742     64,076
                                                       --------   --------   --------
    Net cash provided by operating activities........    10,384     19,886     31,168
                                                       --------   --------   --------
Cash flows from investing activities:
 Capital expenditures................................   (24,635)   (24,404)   (25,220)
 Proceeds from sale of equipment.....................       921        322        242
                                                       --------   --------   --------
  Net cash used in investing activities..............  $(23,714)  $(24,082)  $(24,978)
                                                       --------   --------   --------



                            See accompanying notes
                     to consolidated financial statements.


                                      (97)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (in thousands)
                                   (continued)

                                                       1995      1994      1993
                                                     --------  -------  --------

Cash flows from financing activities:
 Proceeds from senior debt.........................  $ 23,000  $ 9,500  $ 39,639
 Repayments of senior debt.........................   (13,575)  (6,425)  (17,500)
 Redemption of subordinated notes payable..........         -        -   (28,793)
 Proceeds from issuance of Series A Preferred
  Stock............................................       210      998         -
 Proceeds from issuance of Series B Preferred
  Stock............................................     3,740      427         -
 Capital contributions.............................         -        -       850
 Repayment of capital lease obligations............       (61)    (161)     (299)
 Additions to deferred financing and other costs...         -     (500)     (206)
                                                     --------  -------   -------
  Net cash provided by (used in) financing
   activities......................................    13,314    3,839    (6,309)
                                                     --------  -------   -------

Net decrease in cash and cash equivalents..........       (16)    (357)     (119)
Cash and cash equivalents at beginning of year.....        41      398       517
                                                     --------  -------   -------

Cash and cash equivalents at end of year...........  $     25  $    41   $   398
                                                     --------  -------   -------
                                                     --------  -------   -------





                            See accompanying notes
                     to consolidated financial statements.


                                      (98)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)


NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND RELATED MATTERS

A-R Cable Services, Inc. ("A-R Cable" or the "Company"), a wholly-owned subsidiary of Cablevision Systems Corporation ("CSC") or ("Parent"), was organized for the purpose of constructing and operating cable television systems. The Company's revenues are derived principally from its cable television operations which include recurring monthly fees paid by subscribers.

In May 1992, the Company and CSC consummated a restructuring and refinancing transaction. In connection with this restructuring, Warburg, Pincus Investors, L.P. ("Warburg Pincus") purchased a new Series A Preferred Stock of the Company for a cash investment of $105,000, and CSC purchased a new Series B Preferred Stock of the Company for a cash investment of $45,000. In addition, General Electric Capital Corporation ("GECC") provided the Company with an additional $70,000 under a secured revolving credit line.

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

After May 11, 1997, either Warburg Pincus or CSC may irrevocably cause the sale of the Company, subject to certain conditions. In certain circumstances, Warburg Pincus may cause the sale of the Company prior to that date. If Warburg Pincus initiates the sale, CSC will have the right to purchase the Company through an appraisal procedure. CSC's purchase right may be forfeited in certain circumstances. Upon the sale of the Company, the net sales proceeds, after repayment of all outstanding indebtedness and other liabilities, will be used as follows: first, to repay Warburg Pincus' investment in


                                      (99)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                 (continued)



the Series A Preferred Stock; second, to repay CSC's investment in the Series B Preferred Stock; third, to repay the accumulated unpaid dividends on the Series A Preferred Stock (19% annual rate); fourth, to repay the accumulated unpaid dividends on the Series B Preferred Stock (12% annual rate); fifth, to pay CSC for all accrued and unpaid management fees together with accrued but unpaid interest thereon; sixth, pro rata 60% to the Series A Preferred Stockholders, 4% to the Series B Preferred Stockholders and 36% to the common stockholder(s).

During 1995 and 1994, Warburg Pincus purchased additional shares of the new Series A Preferred Stock for a cash investment of $210 and $998, respectively, and CSC purchased additional shares of the new Series B Preferred Stock for a cash investment of $3,740 and $427, respectively. The Series A Preferred Stock is entitled to a 19% annual dividend. The Series B Preferred Stock is entitled to a 12% annual dividend. Dividends on the Series A and Series B Preferred Stock are not payable until the repayment in full of all outstanding indebtedness to GECC (see Note 3).

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

SUBSCRIBER LISTS, FRANCHISES, AND EXCESS COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

Subscriber lists were amortized on the straight-line basis over varying periods during which subscribers were expected to remain connected to the system (averaging approximately 8 years). Franchises are amortized on the straight-line basis over the original average remaining term of the franchises (approximately 7 years). Excess costs over fair value of net assets acquired are being amortized over 20 years on the straight-line basis. The Company assesses the recoverability of such excess costs based upon undiscounted anticipated future cash flows of the businesses acquired.

INCOME TAXES

The Company is not a member of the CSC consolidated group for federal tax purposes and, accordingly, files a separate federal income tax return on behalf of itself and its consolidated subsidiaries. Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $40,300, $26,672 and $25,030 during the years ended
December 31, 1995, 1994 and 1993, respectively. The Company's noncash investing and financing activities included preferred stock dividend requirements of $41,930, $34,985 and $29,510 in 1995, 1994 and 1993,
respectively.


                                      (101)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)



USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

NOTE 2.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items which are depreciated over the estimated useful lives shown below:

                                       December 31,
                                    ------------------    Estimated
                                      1995      1994     Useful Lives
                                    --------  --------   -------------

Distribution systems..............  $220,728  $199,702   5-15 years
Machinery and equipment...........     6,654     6,038   5-7 years
Furniture and fixtures............     1,472     1,327   7 years
Vehicles..........................     7,816     7,256   4 years
Buildings.........................     2,137     2,047   25 years
Leasehold improvements............     1,326     1,273   Life of lease
Land..............................       920       920        -
                                    --------  --------
                                     241,053   218,563

Less accumulated depreciation
 and amortization.................   127,266   111,559
                                    --------  --------
                                    $113,787  $107,004
                                    --------  --------
                                    --------  --------


NOTE 3.    SENIOR TERM LOAN

The Company's outstanding borrowings under its senior term loan and revolving lines of credit (the "Senior Term Loan") with GECC amounted to $410,000 and $400,575 at December 31, 1995 and 1994, respectively. The facility consists of a $285,000 senior term loan, $95,000 in special funding advances and a $45,000 revolving line of credit. The senior term loan and revolving line of credit are non-amortizing and mature on December 30, 1997. The special funding advances require amortization, amounting to $3,750 per quarter, commencing January 1, 1997, with the balance due on December 31, 1997. Aggregate undrawn funds available under the revolving line of credit at December 31, 1995 amounted to approximately $15,000 of which $200 was restricted for certain letters of credit issued on behalf of the Company.


                                      (102)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)



Interest rates on $410,000 of the Senior Term Loan are at floating rates based on either GECC's LIBOR (as defined in the agreement) or Index Rate plus applicable percentages, which vary depending upon certain prescribed financial ratios. The weighted average interest rate approximated 9.2% at December 31, 1995.

Substantially all of the assets of the Company have been pledged to secure the borrowings under the Senior Term Loan agreement.

The Senior Term Loan agreement contains various restrictive covenants, among which are the maintenance of certain financial ratios, limitations regarding certain transactions by the Company, prohibitions against the transfer of funds to the parent company (except for reimbursement of certain expenses) and limitations on levels of permitted capital expenditures. The Company was in compliance with all of the covenants of its Senior Term Loan agreement at December 31, 1995.

NOTE 4.    INCOME TAXES

The Company's tax returns for the years 1984 to 1989 have been examined by the Internal Revenue Service and certain issues related to the amortization of intangible assets are being appealed by the Company. Management believes that any settlement arising out of this examination will not have a material adverse effect on the financial position of the Company.

At December 31, 1995, the Company had a net operating loss carry forward of approximately $231,087, which expires in varying amounts from 2003 to 2010. Due to the 1992 transaction (Note 1), the Company underwent an ownership change within the meaning of Internal Revenue Code Section 382 which limits the amount of net operating loss carry forward from the period prior to the transaction that can be utilized to offset any taxable income in periods subsequent to the transaction. Therefore, of the $231,087 of net operating loss carry forwards for tax purposes, $201,588 is restricted and $29,499 is currently available.

Usage of the $201,588 net operating loss carry forward is limited to a fixed annual amount, calculated using the Federal long-term tax-exempt rate times the value of the Company prior to the ownership change. This amount is increased in any year in which the Company recognizes any built in gain from the sale of assets owned prior to the ownership change. Based on this formula, none of the $201,588 restricted net operating loss carry forward would currently be available to the Company.


                                     (103)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)



The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1995 and 1994 are as follows:


Deferred Asset (Liability)                  1995       1994
--------------------------                --------   --------
Depreciation and amortization...........  $(15,534)  $(23,760)
Benefit plans...........................       340        674
Allowance for doubtful accounts.........       169        148
Benefits of tax loss carry forwards.....    87,813     82,705
Other...................................      (338)      (701)
                                          --------   --------
  Net deferred tax assets...............    72,450     59,066
Valuation allowance.....................   (72,450)   (65,148)
                                          --------   --------
  Net deferred tax liabilities..........  $      -   $ (6,082)
                                          --------   --------
                                          --------   --------

The Company has provided a valuation allowance of $72,450 for deferred tax assets since realization of these assets was not assured due to the Company's history of operating losses. Also, in connection with the acquisition of the Company by CSC in January 1988, the Company recorded certain fair value adjustments net of their tax effects. In accordance with SFAS 109, these assets have been adjusted to their remaining pre tax amounts at January 1, 1993, the date the Company adopted SFAS 109. Amortization of these amounts in 1995, 1994 and 1993 resulted in the recognition of income tax benefits of $6,082, $14,045 and $14,168, respectively.

NOTE 5.    AFFILIATE TRANSACTIONS

The Company has an agreement with CSC whereby the Company is managed by CSC in exchange for a management fee of 3-1/2% of gross receipts, as defined. Interest on unpaid amounts accumulates at a rate of 10% per annum. Such management fees amounted to $3,963, $3,738 and $3,801 in 1995, 1994 and 1993, respectively, and interest thereon amounted to $1,110, $659 and $244 in 1995, 1994 and 1993, respectively.

The Company is also charged for cost reimbursement and an allocation of certain selling, general and administrative expenses by CSC. For the years ended December 31, 1995, 1994 and 1993 these cost reimbursements and expense allocations approximated $3,665, $3,524 and $3,373, respectively. In accordance with certain restrictive covenants contained in its Senior Term
Loan agreement, the Company may not pay in excess of


                                      (104)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)



specified amounts, subject to certain escalation provisions, of allocated corporate overhead expenses charged by CSC in any fiscal year. In addition, CSC also provided certain programming services to the Company during 1995.
At December 31, 1995 and 1994, the total balance due CSC for management fees, interest, cost reimbursement, allocated expenses and certain programming services amounted to $17,799 and $11,325, respectively.

CSC has interests in several companies engaged in providing cable television services and programming services to the cable television industry, including the Company. During 1995, 1994 and 1993, the Company was charged approximately $3,260, $2,246 and $2,787, respectively, by these companies for these services and the total amount due these companies as of December 31, 1995 and 1994 was $293 and $238, respectively.

NOTE 6.    BENEFIT PLANS

CSC maintains a Pension and 401(K) Savings Plan (the "Plan"), to permit employees of CSC and its affiliates to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of
Section 401(K) of the Internal Revenue Code. The Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan (the "Pension Plan") and an equivalent amount to the section 401(K) portion of the Plan (the "Savings Plan"). Employees may voluntarily contribute up to 15% of eligible compensation, subject to certain restrictions, to the Savings Plan, with an additional matching contribution by the Company of 1/4 of 1% for each 1% contributed by the employee, up to a maximum contribution by the Company of 1/2 of 1%. Employee contributions are fully vested as are employer base contributions to the Savings Plan. Employer contributions to the Pension Plan and matching contributions to the Savings Plan become vested in years three through seven. Total expense related to these plans for the years ended December 31, 1995, 1994 and 1993 was approximately $375, $334 and $339, respectively.

The Company does not provide any postretirement benefits to its employees.


                                     (105)

                   A-R CABLE SERVICES, INC. AND SUBSIDIARIES
        (a wholly-owned subsidiary of Cablevision Systems Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (continued)



NOTE 7.    OPERATING LEASES

The Company leases certain office, production, satellite transponder, and transmission facilities under terms of operating leases expiring at various dates. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1995, 1994 and 1993 was approximately $1,110, $1,240 and $842, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1995, 1994 and 1993 was approximately $2,311, $1,745 and $1,507, respectively.

The minimum future annual rentals for all operating leases, including pole rentals, from January 1, 1996 through December 31, 2000 at rates now in force are approximately: 1996, $3,124; 1997, $2,694; 1998, $2,448; 1999, $2,322;
2000, $2,320.

NOTE 8.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS, TRADE ACCOUNTS RECEIVABLE, NOTES AND OTHER RECEIVABLES, ACCOUNTS PAYABLE, ACCRUED LIABILITIES, ACCOUNTS PAYABLE TO AFFILIATES AND DUE TO PARENT

The carrying amount approximates fair value because of the short maturity of these instruments.

SENIOR TERM LOAN

The fair values of the Company's long-term debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.


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



The fair value of the Company's financial instruments are summarized as follows:

                                           December 31, 1995
                                          --------------------
                                          Carrying   Estimated
                                           Amount    Fair Value
                                          --------   ----------
Long term debt instruments:
  Senior term loans....................   $410,000    $410,000
                                          --------    --------
                                          --------    --------


Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

CSC and its cable television affiliates, including the Company, have an affiliation agreement with a program supplier whereby CSC and its cable television affiliates are obligated to make Base Rate Annual Payments, as defined and subject to certain adjustments pursuant to the agreement, through 2004. The Company would be contingently liable for its proportionate share of Base Rate Annual Payments, based on subscriber usage, of approximately $1,059 in 1996; $1,097 in 1997; $1,137 in 1998; $1,178 in 1999 and for the years 2000 through 2004, such payments would increase by percentage increases in the Consumer Price Index, or five percent, whichever is less, over the prior year's Base Annual Payment.

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.


                                     (107)

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 1996.

                                        Cablevision Systems Corporation

                                        By:  /s/  William J. Bell
                                           -----------------------
                                        Name:  William J. Bell
                                        Title:  Vice Chairman

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


       Name                        Title                         Date
       ----                        -----                         -----

/s/  James L. Dolan     Chief Executive Officer and Director   March 19, 1996
---------------------   (Principal Executive Officer)
     James L. Dolan

/s/  Barry J. O'Leary   Senior Vice President-Finance and      March 19, 1996
---------------------   Treasurer (Principal Financial
     Barry J. O'Leary   Officer)

/s/  William J. Bell    Vice Chairman and Director             March 19, 1996
---------------------   (Principal Accounting Officer)
     William J. Bell


                                     (108)

                                    SIGNATURES
                                   (continued)



/s/  Charles F. Dolan          Chairman of the Board of Directors    March 19, 1996
-----------------------------
     Charles F. Dolan

/s/  Marc A. Lustgarten        Vice Chairman and Director            March 19, 1996
-----------------------------
     Marc A. Lustgarten

/s/  Robert S. Lemle           Executive Vice President, General     March 19, 1996
-----------------------------  Counsel, Secretary and Director
     Robert S. Lemle

/s/  Sheila A. Mahony          Senior Vice President and Director    March 19, 1996
-----------------------------
     Sheila A. Mahony

/s/  John Tatta                Director and Chairman of the          March 19, 1996
-----------------------------  Executive Committee
     John Tatta

/s/  Patrick F. Dolan          Director                              March 19, 1996
-----------------------------
     Patrick F. Dolan

/s/  Francis F. Randolph, Jr.  Director                              March 19, 1996
-----------------------------
     Francis F. Randolph, Jr.

/s/  Daniel T. Sweeney         Director                              March 19, 1996
-----------------------------
     Daniel T. Sweeney

/s/  Charles D. Ferris         Director                              March 19, 1996
-----------------------------
     Charles D. Ferris

/s/  Richard H. Hochman        Director                              March 19, 1996
-----------------------------
     Richard H. Hochman

/s/  Victor Oristano           Director                              March 19, 1996
-----------------------------
     Victor Oristano



                                      (109)

                               INDEX TO EXHIBITS

EXHIBIT                                                                   PAGE
  NO.                         DESCRIPTION                                  NO.
-------                       -----------                                 -----

3.1 --Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 dated January 17, 1986, File No. 33-1936 (the "S-1")).

3.1A --Amendment to Certificate of Incorporation and complete copy of amended and restated Certificate of Incorporation (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 10-K")).

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

3.1D --Certificate of Designations for the Series G Redeemable Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3.1D to the Company's Registration Statement on Form S-4, File No. 33-62717).

3.1E      Certificate of Designations for the Series H Redeemable
          Exchangeable Preferred Stock (incorporated by reference to
          Exhibit 4.1E to the Company's Registration Statement on
          Form S-4, File No. 33-63691).

3.1F --Certificate of Designations for the Series I Cumulative Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed November 7, 1995).

3.1G --Certificate of Designations for the Series L Redeemable Exchangeable Preferred Stock.

3.2 --By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the S-1).


                                     (110)

                               INDEX TO EXHIBITS
                                  (continued)
EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            -----

3.2A --Amendment to By-laws and complete copy of amended and restated By-laws (incorporated herein by reference to Exhibit 3.2 to the 1989 10-K).

3.2B --Amendment to By-laws and complete copy of amended and restated By-laws (incorporated herein by reference to Exhibit 3.2B to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K").

3.2C --Amendment to By-laws and complete copy of amended and restated By-laws (incorporated herein by reference to Exhibit 3.2C to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

3.2D --Amendment to By-laws of the Registrant and complete copy of amended and restated By-laws (incorporated herein by reference to Exhibit 3.2D to the Company's Registration Statement on Form S-4, File No. 33-62717).

4.1 --Indenture dated as of April 1, 1992 relating to the Registrant's $275,000,000 10 3/4% Senior Subordinated
          Debentures due April 1, 2004 (incorporated herein by reference to Exhibit 4.2 to the 1992 10-K).

4.2 --Indenture dated as of February 15, 1993 relating to the Registrant's $200,000,000 9 7/8% Senior Subordinated
          Debentures due February 15, 2013 (incorporated herein by reference to Exhibit 4.3 to the 1992 10-K).

4.3 --Indenture dated as of April 1, 1993 relating to the Registrant's $150,000,000 9 7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to the Conpany's Registration Statement on Form S-4, File No. 33-61814).

4.4 --Supplemental indenture dated as of November 1, 1995 between the Company and the Bank of New York, Trustee, to the indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed November 1, 1995).


                                     (111)

                               INDEX TO EXHIBITS
                                   (continued)


EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            -----

4.5 --Registration Rights Agreement, dated September 26, 1995, between the Registrant and Bear, Stearns & Co., Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co., Incorporated (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, Registration No. 33-63691).

4.6 --Registration Rights Agreement, dated February 15, 1996 between the Registrant and Bear, Stearns & Co., Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co., Incorporated

10.1 --Registration Rights Agreement between Cablevision Systems Company and the Registrant (incorporated herein by reference to Exhibit 10.1 of the S-1).

10.2 --Registration Rights Agreement between CSC Holdings Company and the Registrant (incorporated herein by reference to Exhibit 10.2 to the S-1).

10.3 --Form of Right of First Refusal Agreement between Dolan and the Registrant (incorporated herein by reference to Exhibit 10.4 to the S-1).

10.4 --Supplemental Benefit Plan of the Registrant (incorporated herein by reference to Exhibit 10.7 to the S-1)

10.5 --Cablevision Money Purchase Pension Plan, and Trust Agreement dated as of December 1, 1983 between Cablevision Systems Development Company and Dolan and Tatta, as Trustees
          (incorporated herein by reference to Exhibit 10.8 to the S-1)

10.6 --Amendment to the Cablevision Money Purchase Pension Plan adopted November 6, 1992 (incorporated herein by reference to Exhibit 10.6A to the 1992 10-K).


                                     (112)

                               INDEX TO EXHIBITS
                                   (continued)


EXHIBIT                                                                   PAGE
  NO.                           DESCRIPTION                                NO.
-------                         -----------                               ----

10.7      --Employment Agreement between Charles F. Dolan and the
          Registrant dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to the S-1)

10.8 --Amended and Restated Agreement dated as of June 1, 1983 between SportsChannel Associates and Cablevision Systems Holdings Company (incorporated herein by reference to Exhibit 10.11 to the S-1)

10.9 --Lease Agreement dated as of October 9, 1978 between Cablevision Systems Development Company and Industrial and Research Associates Co. and amendment dated June 21, 1985 between Industrial and Research Associates Co. and Cablevision Company (incorporated herein by reference to Exhibit 10.18 to the S-1)

10.10 --Lease Agreement dated May 1, 1982 between Industrial and Research Associates Co. and Cablevision Systems Development Company (incorporated herein by reference to Exhibit 10.19 to the S-1)

10.11 --Agreement of Sublease dated as of July 9, 1982 between Cablevision Systems Development Company and Ontel
          Corporation (incorporated herein by reference to Exhibit 10.20 to the S-1)


                                      (113)

                               INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            -----

10.12 --Agreement of Sublease dated as of June 21, 1985 between Grumman Data Systems Corporation and Cablevision Company (incorporated herein by reference to Exhibit 10.21 to the S-1)

10.13 --Agreement dated as of June 21, 1985 between Industrial and Research Associates Co., Grumman Data Systems Corporation and Cablevision Company (incorporated herein by reference to Exhibit 10.22 to the S-1)

10.14 --Lease Agreement dated as of June 21, 1985 between Industrial and Research Associates Co. and Cablevision Company
          (incorporated herein by reference to Exhibit 10.23 to the S-1)

10.15     --Lease Agreement dated as of February 1, 1985 between
          Cablevision Company and County of Nassau (incorporated herein by reference to Exhibit 10.24 to the S-1)

10.16 --Lease Agreement dated as of January 1, 1981 between Cablevision Systems Development Company and Precision Dynamics Corporation and amendment dated January 15, 1985 between Cablevision Company and Nineteen New York Properties Limited Partnership (incorporated herein by reference to Exhibit 10.25 to the S-1)

10.17 --Option Certificate for 840,000 Shares Issued Pursuant to the 1986 Nonqualified Stock Option Plan of the Registrant
          (incorporated herein by reference to Exhibit 10.29 to the S-1)

10.18 --New Ventures Agreement, dated as of April 20, 1989, among the Registrant and certain of its subsidiaries, and National Broadcasting Company, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 2.3 to the April 1989 8-K)

10.19 --Purchase and Reorganization Agreement dated as of December 20, 1991 between the Registrant and Charles F. Dolan (incorporated herein by reference to Exhibit 2(c) to the January 1992 8-K).


                                      (114)

                               INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            ----

10.20 --Amendment No. 1 dated as of March 28, 1992 to Purchase and Reorganization Agreement dated as of December 20, 1991 between the Registrant and Charles F. Dolan (incorporated herein by reference to Exhibit 2(g) to the March 1992 Form 8).

10.21     --Letter Agreement dated February 12, 1992, among the
          Registrant, A-R Cable Services, Inc. and Warburg Pincus
          Investors, L.P. (incorporated herein by reference to Exhibit 28(a) to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 dated February 21, 1992 (the "February 1992 8-K")).

10.22 --Letter Agreement dated February 12, 1992 among the Registrant, A-R Cable Services, Inc. and General Electric Capital
          Corporation (incorporated herein by reference to Exhibit 28(b) to the February 1992 8-K).

10.23 --Letter Agreement dated February 12, 1992 among the Registrant and A-R Cable Services, Inc. (incorporated herein by reference to Exhibit 28(b) to the February 1992 8-K).

10.24 --Non-Competition Agreement, dated as of December 31, 1992, among V Cable, Inc., VC Holding, Inc. and the Registrant, for the benefit of V Cable, Inc., VC Holding, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.37 to the 1992 10-K).

10.25 --Non-Competition Agreement, dated as of December 31, 1992, between U.S. Cable Television Group, L.P. and the Registrant, for the benefit of U.S. Cable Television Group, L.P. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.38 to the 1992 10-K).

10.26 --CSC Nonrecourse Guaranty and Pledge Agreement, dated as of December 31, 1992, between the Registrant and General Electric Capital Corporation, as Agent for the Lenders (incorporated herein by reference to Exhibit 10.39 to the 1992 10-K).


                                     (115)

                               INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            ----


10.27 --U.S. Cable Investment Agreement, dated as of June 30, 1992, among V Cable, Inc., V Cable GP, Inc., U.S. Cable Television Group, L.P. and U.S. Cable Partners (incorporated herein by reference to Exhibit 10.40 to the 1992 10-K).

10.28 --Newco Investment Agreement, dated as of December 31, 1992, among VC Holding, Inc., V Cable, Inc. and U.S. Cable Television Group (incorporated herein by reference to Exhibit 10.41 to the 1992 10-K).

10.29 --Senior Loan Agreement, dated as of December 31, 1992, among V Cable, Inc., the Lenders named therein and General Electric Capital Corporation, as Agent for the Lenders and as Lender (incorporated herein by reference to Exhibit 10.42 to the 1992 10-K).

10.30 --Cablevision Systems Corporation Amended and Restated Employee Stock Plan (incorporated herein by reference to Exhibit 10.46 to the 1992 10-K).

10.31     --Cablevision Systems Corporation 401(K) Savings Plan
          (incorporated herein by reference to Exhibit 10.47 to the 1992
          10-K).

10.32     --Fourth Amended and Restated Credit Agreement, dated as of
          June 18, 1993, among Cablevision of New York City - Phase I L.P., Cablevision Systems New York City Corporation,
          Cablevision of New York City- Master L.P., each of the Banks signatory thereto, The Chase Manhattan Bank (National Association) as Agent and The First National Bank of Chicago and CIBC, Inc. each as Co-Agent (incorporated herein by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).


                                       (116)

                               INDEX TO EXHIBITS
                                   (continued)
EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            ----

10.33 --Asset Purchase Agreement, dated as of July 23, 1993, by and between Cablevision of Cleveland, L.P. and North Coast Cable Limited Partnership (incorporated herein by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993).

10.34 --Master Agreement, dated as of October 26, 1993, between Cablevision MFR, Inc., Monmouth Cablevision Associates, Framingham Cablevision Associates and Riverview Cablevision Associates, L.P. (incorporated herein by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (the "September 1993 10-Q").

10.35 --Asset Purchase Agreement, dated as of October 26, 1993, between Monmouth Cablevision Associates and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.52 to the September 1993 10-Q).

10.36 --Asset Purchase Agreement, dated as of October 26, 1993, between Framingham Cablevision Associates, Limited Partnership and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.53 to the September 1993 10-Q).

10.37 --Asset Purchase Agreement, dated as of October 26, 1993 between Riverview Cablevision Associates, L.P. and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.54 to the September 1993 10-Q).

10.38 --Asset Purchase Agreement among A-R Cable Partners, Nashoba Communications Limited Partnership, Nashoba Communications Limited Partnership No. 7 and Nashoba Communications of Belmont Limited Partnership dated as of November 5, 1993 (incorporated herein by reference to Exhibit 10.55 to the September 1993 10-Q).

10.39 --Loan Agreement, dated as of June 30, 1994 among Rainbow Programming Holdings, Inc., the Guarantors as defined therein, Toronto-Dominion Bank, the other banks party thereto and Toronto-Dominion (Texas), Inc., as Agent (incorporated herein by reference to Exhibit 10.58 to the Company's June 30, 1994 10-Q).


                                      (117)

                               INDEX TO EXHIBITS
                                   (continued)
EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            ----


10.40 --Acquisition Agreement and Plan of Merger and Reorganization, dated as of June 14, 1994, among Cablevision of Boston Limited Partnership, Cablevision of Boston, Inc., Charles F. Dolan, Cablevision Systems Boston Corporation, Cablevision Systems Corporation, COB, Inc., Cablevision Systems Services Corporation and Cablevision Finance Limited Partnership (incorporated herein by reference to Exhibit 10.59 to the Company's June 30, 1994 10-Q).

10.41 --Credit Agreement, dated as of June 15, 1994, among Cablevision of Framingham, Inc., the several lenders parties thereto, The Chase Manhattan Bank, N.A., as Agent and CIBC Inc., as Co-Agent (incorporated herein by reference to Exhibit 10.60 to the Company's June 30, 1994 10-Q).

10.42 --Amendment No. 1, dated as of August 8, 1994, to the Credit Agreement, dated as of June 15, 1994, among Cablevision of Framingham, Inc., the several lenders parties thereto, the Chase Manhattan Bank, N.A., as Agent and CIBC, Inc., as Co-Agent (incorporated herein by reference to Exhibit 10.61 to the Company's June 30, 1994 10-Q).

10.43 --Asset Purchase Agreement, dated as of October 26, 1993, between Monmouth Cablevision Associates and Cablevision MFR, Inc. as amended by Amendment No. 1 thereto, dated as of April 6, 1994 and Amendment No. 2 thereto, dated as of June 3, 1994 (restated) (incorporated herein by reference to Exhibit 10.62 to the Company's June 30, 1994 10-Q).

10.44 --Asset Purchase Agreement, dated as of October 26, 1993, between Riverview Cablevision Associates, Limited Partnership, and Cablevision MFR, Inc., as amended by Amendment No. 1 thereto, dated as of April 6, 1994 and Amendment No. 2 thereto, dated as of June 3, 1994 (restated) (incorporated herein by reference to Exhibit 10.63 to the Company's June 30, 1994 10-Q).


                                      (118)

                               INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            ----


10.45 --Asset Purchase Agreement, dated as of October 26, 1993, between Framingham Cablevision Associates, Limited Partnership, and Cablevision MFR, Inc., as amended and assigned to Cablevision Framingham Holdings, Inc. by Amendment No. 1 thereto, dated as of April 6, 1994, and as further amended by Amendment No. 2 thereto, dated as of June 3, 1994 (restated) (incorporated herein by reference to
          Exhibit 10.64 to the Company's June 30, 1994 10-Q).

10.46 --Credit Agreement, dated as of June 15, 1994 (the "Credit Agreement"), by and among Cablevision MFR, Inc., Cablevision of Riverview, Inc. and Cablevision of Monmouth, Inc., the Lenders from time to time party thereto and NationsBank of Texas, N.A., as Administrative Lender (incorporated herein by reference to Exhibit 10.65 to the Company's June 30, 1994 10-Q).

10.47 --Agreement, dated as of August 15, 1994 among ITT Corporation, the Registrant and Rainbow Programming Holdings, Inc.
          (incorporated herein by reference to Exhibit 10.65 of the Registrants report on Form 8-K dated September 21, 1994).

10.48 --Amendment Agreement, dated as of September 12, 1994 among ITT Corporation, the Registrant and Rainbow Programming Holdings, Inc. (incorporated herein by reference to Exhibit 10.66 of the Registrants report on Form 8-K dated September 21, 1994).

10.49 --Agreement and Plan of Merger, (the "MSG Merger Agreement") dated as of August 27, 1994 among Viacom Inc., Paramount Communications Realty Corporation, ITT Corporation, Rainbow Garden Corporation and MSG Holdings, Inc. (incorporated herein by reference to Exhibit 10.67 of the Registrants report on Form 8-K dated September 21, 1994).


                                      (119)

                               INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            ----


10.50 --Fourth Amended and Restated Credit Agreement, dated as of October 14, 1994 (the "Credit Agreement"), among Cablevision Systems Corporation, the Restricted Subsidiaries (as defined therein) banks party thereto, Toronto Dominion (Texas), Inc., as Agent, and Bank of Montreal, Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce and NationsBank of Texas, N.A., as Co-Agents (incorporated herein by reference to Exhibit 10.68 to the Company's September 30, 1994 10-Q).

10.51 --First Amended and Restated Credit Agreement, dated as of October 14, 1994, among Cablevision of New Jersey, Inc., Cablevision Systems Corporation, the banks party thereto, Toronto Dominion (Texas), Inc., as Agent and Bank of Montreal, Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce and NationsBank of Texas, N.A., as Co-Agents (incorporated herein by reference to Exhibit 10.69 to the Company's September 30, 1994 10-Q).

10.52 --Amendment No. 1 to the Credit Agreement (incorporated herein by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).


10.53 --Amendment No. 1 to First Amended and Restated Credit Agreement, dated as of October 14, 1994, among Cablevision of New Jersey, Inc., Cablevision Systems Corporation, the banks party thereto, Toronto Dominion (Texas), Inc., as Agent and
          Bank of Montreal, Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce and NationsBank of Texas, N.A., as Co-Agents (incorporated herein by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).


                                      (120)

                               INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            ----

10.54 --Amended and Restated Loan Agreement, dated as of January 27, 1995 among Rainbow Programming Holdings, Inc., the guarantors (as defined therein), Toronto Dominion (Texas) Inc. and Canadian Imperial Bank of Commerce, as co-agents and Toronto Dominion (Texas), Inc., as administrative agent (incorporated herein by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31,
          1994).

10.55 --Amendment No. 1 dated as of March 10, 1995 to the MSG Merger Agreement (incorporated herein by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.56 --Amendment No. 2 dated as of March 10, 1995 to the MSG Merger Agreement (incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.57 --Agreement and undertaking, dated as of March 10, 1995 from MSG Holdings, LP, MSG Eden Corporation, the Registrant, Rainbow Programming Holdings, Inc., Rainbow Garden Corporation, Garden L.P. Holdings Corp., ITT Corporation, ITT Eden Corp. in favor of the National Basketball Association (the "NBA"), the member terms of the NBA, NBA Properties, Inc., the NBA Market Extension Partnership and Planet Insurance, Ltd. (incorporated herein by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.58 --Consent Agreement, dated as of March 10, 1995 by and among the National Hockey League, MSG Holdings, L.P., MSG Eden
          Corporation, ITT Eden Corporation, ITT MSG Inc., ITT
          Corporation, Garden L.P. Holdings Corp., Rainbow Garden
          Corporation, Rainbow Programming Holdings Inc. and the
          Registrant (incorporated herein by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).


                                      (121)

                               INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            -----

10.59 --Amendment to consulting agreement dated as of November 28, 1994 between the Company and John Tatta (incorporated herein by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.60 --Employment Agreement, dated as of November 30, 1994, between the Registrant and William J. Bell (incorporated herein by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.61 --Employment Agreement, dated as of November 30, 1994, between the Registrant and Marc A. Lustgarten (incorporated herein by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.62 --Employment Agreement, dated as of November 30, 1994, between the Registrant and Robert S. Lemle (incorporated herein by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.63 --Amendment No. 2 and Waiver, dated as of September 28, 1995 to the Credit Agreement.

10.64 --Amendment No. 3 and Waiver, dated as of November 7, 1995, to the Credit Agreement.

10.65 --Amendment No. 4 and Waiver, dated as of March 4, 1996, to the Credit Agreement.

10.66     --Amended and Restated Senior Loan Agreement, dated as of
          March 15, 1996, among U.S. Cable Television Group, L.P., the Lenders named therein and General Electric Capital Corporation, as Agent and Lender.


                                      (122)

                               INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                                   PAGE
  NO.                              DESCRIPTION                             NO.
-------                            -----------                            ----


10.67 --Amended and Restated Loan Agreement, dated as of March 15, 1996, among VC Holding, Inc., the Lenders named therein and General Electric Capital Corporation, as Agent and Lender.

10.68 Partnership interests Redemption Agreement, dated as of March 15, 1996, among U.S. Cable Television Group, L.P., U.S. Cable Partners, Pompadur Trust No. 1, The Rule Trust, dated June 11, 1987, Elliot H. Stein, I. Martin Pompadur and General Electric Capital Corporation.

10.69 Second Amended and Restated Agreement of Limited Partnership of U.S. Cable Television Group, L.P., dated as of March 15, 1996.

10.70     --Cablevision Systems Corporation 1996 Employee Stock Plan.

22        --Subsidiaries of the Registrant

23.1      --Consent of Independent Auditors

27        --Financial Data Schedule

28.1 --Form of Guarantee and Indemnification Agreement among Dolan, the Registrant and directors and officers of the Registrant (incorporated herein by reference to Exhibit 28 to the S-1)


                                     (123)