Form 10-Q
period 1996-03-31
CABLEVISION SYSTEMS CORP
filed 1996-04-25
CIK 784681

                                    FORM 10-Q

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1996
                               -------------------------------------------------

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

Number of shares of common stock outstanding as of April 9, 1996:
                       Class A Common Stock -  13,304,891
                       Class B Common Stock -  11,572,709


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                        1996             1995
                                                        ----             ----
Revenues . . . . . . . . . . . . . . . . . . . .    $  304,165       $  245,401
                                                    ----------       ----------

Operating expenses:
  Technical. . . . . . . . . . . . . . . . . . .       128,690           93,225
  Selling, general and
     administrative. . . . . . . . . . . . . . .        72,888           55,817
  Depreciation and amortization. . . . . . . . .        84,694           82,654
                                                    ----------       ----------
                                                       286,272          231,696
                                                    ----------       ----------

        Operating profit . . . . . . . . . . . .        17,893           13,705
                                                    ----------       ----------

Other income (expense):
  Interest expense . . . . . . . . . . . . . . .       (69,697)         (75,728)
  Interest income. . . . . . . . . . . . . . . .         1,802              400
  Share of affiliates' net losses. . . . . . . .       (20,968)         (29,105)
  Write off of deferred financing costs. . . . .             -           (2,888)
  Provision for preferential payment to
     related party . . . . . . . . . . . . . . .        (1,400)          (1,400)
  Minority interest. . . . . . . . . . . . . . .        (2,355)          (2,110)
  Miscellaneous. . . . . . . . . . . . . . . . .        (1,577)          (1,376)
                                                    ----------       ----------
                                                       (94,195)        (112,207)
                                                    ----------       ----------

Net loss . . . . . . . . . . . . . . . . . . . .       (76,302)         (98,502)

Dividend requirements applicable to preferred
  stocks . . . . . . . . . . . . . . . . . . . .       (24,378)          (2,471)
                                                    ----------       ----------
Net loss applicable to common
  shareholders . . . . . . . . . . . . . . . . .    $ (100,680)      $ (100,973)
                                                    ----------       ----------
                                                    ----------       ----------

Net loss per common share. . . . . . . . . . . .    $    (4.06)      $    (4.27)
                                                    ----------       ----------
                                                    ----------       ----------

Average number of common shares
  outstanding (in thousands) . . . . . . . . . .        24,810           23,669
                                                    ----------       ----------
                                                    ----------       ----------

                            See accompanying notes to
                       consolidated financial statements.


                                       (2)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                March 31,     December 31,
       ASSETS                                                                     1996            1995
                                                                                  ----            ----
                                                                               (unaudited)
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .   $    28,017    $    15,332

Accounts receivable trade (less allowance for doubtful accounts of
  $11,884 and $12,678) . . . . . . . . . . . . . . . . . . . . . . . . . . .        84,842        100,506

Notes and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .        17,461         16,762

Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . .        25,075         19,353

Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . .     1,056,999      1,026,355

Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .       172,652        141,345

Advances to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,131          6,909

Feature film inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .       138,019        143,916

Franchises, net of accumulated amortization of
  $332,662 and $314,218. . . . . . . . . . . . . . . . . . . . . . . . . . .       353,857        363,077

Affiliation agreements, net of accumulated amortization of
  $24,234 and $20,598. . . . . . . . . . . . . . . . . . . . . . . . . . . .       121,212        124,848

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
  $529,765 and $518,178. . . . . . . . . . . . . . . . . . . . . . . . . . .       443,915        468,133

Deferred financing, acquisition and other costs, net of
  accumulated amortization of $25,814 and $23,899. . . . . . . . . . . . . .        47,342         47,673

Deferred interest expense, net of accumulated amortization of
  $45,654 and $42,142. . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,584         28,096
                                                                               -----------    -----------
                                                                               $ 2,593,106    $ 2,502,305
                                                                               -----------    -----------
                                                                               -----------    -----------


                            See accompanying notes to
                       consolidated financial statements.


                                       (3)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                        March 31,      December 31,
                                                                          1996             1995
                                                                       -----------     -----------
                                                                       (unaudited)
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       $   153,763     $   156,470
Accrued liabilities: . . . . . . . . . . . . . . . . . . . . . .
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .            49,421          41,908
   Payroll and related benefits. . . . . . . . . . . . . . . . .            44,962          47,997
   Franchise fees. . . . . . . . . . . . . . . . . . . . . . . .            15,299          21,980
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           107,568         116,125
Accounts payable to affiliates . . . . . . . . . . . . . . . . .            17,964          12,708
Feature film rights payable. . . . . . . . . . . . . . . . . . .           127,499         128,000
Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,019,026         992,469
Senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . .           414,660         898,803
Subordinated debentures. . . . . . . . . . . . . . . . . . . . .           923,627         923,608
Subordinated notes payable . . . . . . . . . . . . . . . . . . .           141,268         141,268
Obligation to related party. . . . . . . . . . . . . . . . . . .           188,713         192,945
Capital lease obligations and other debt . . . . . . . . . . . .             9,286           8,014
                                                                       -----------     -----------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . .         3,213,056       3,682,295
                                                                       -----------     -----------

Deficit investment in affiliates . . . . . . . . . . . . . . . .           470,369         453,935
                                                                       -----------     -----------

Series G Redeemable Exchangeable Preferred Stock . . . . . . . .           265,336         257,751
                                                                       -----------     -----------

Series L Redeemable Exchangeable Preferred Stock . . . . . . . .           659,238               -
                                                                       -----------     -----------

Commitments and contingencies. . . . . . . . . . . . . . . . . .

Stockholders' deficiency:. . . . . . . . . . . . . . . . . . . .
   8% Series C Cumulative Preferred Stock, $.01 par value, . . .
     112,500 shares authorized, 110,622 shares issued. . . . . .
     ($100 per share liquidation preference) . . . . . . . . . .                 1               1
   8% Series D Cumulative Preferred Stock, $.01 par value, . . .
     112,500 shares authorized, none issued ($100 per. . . . . .
     share liquidation preference) . . . . . . . . . . . . . . .                 -               -
   8-1/2% Series I Cumulative Convertible Exchangeable Preferred
     Stock, $.01 par value, 1,380,000 shares authorized, . . . .
     1,380,000 shares issued at December 31, 1995 ($250. . . . .
     per share liquidation preference) . . . . . . . . . . . . .                14              14
   Class A Common Stock, $.01 par value, 50,000,000 shares . . .
     authorized, 14,341,169 and 14,210,599 shares issued . . . .               143             142
   Class B Common Stock, $.01 par value, 20,000,000 shares . . .
     authorized, 11,572,709 shares issued. . . . . . . . . . . .               116             116
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .           225,354         247,671
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . .        (2,180,129)     (2,079,228)
                                                                       -----------     -----------
                                                                        (1,954,501)     (1,831,284)
   Less treasury stock, at cost (1,091,553 shares) . . . . . . .           (60,392)        (60,392)
                                                                       -----------     -----------
   Total stockholders' deficiency. . . . . . . . . . . . . . . .        (2,014,893)     (1,891,676)
                                                                       -----------     -----------
                                                                       $ 2,593,106     $ 2,502,305
                                                                       -----------     -----------
                                                                       -----------     -----------



                             See accompanying notes
                      to consolidated financial statements.


                                       (4)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    1996              1995
                                                                  ---------         ---------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . .          $ (76,302)        $ (98,502)
                                                                  ---------         ---------

 Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization . . . . . . . . . . .             84,694            82,654
     Share of affiliates' net losses . . . . . . . . . .             20,968            29,105
     Minority interest . . . . . . . . . . . . . . . . .              2,355             2,110
     Amortization of deferred financing. . . . . . . . .              1,214             1,236
     Amortization of deferred interest . . . . . . . . .              3,512             3,512
     Amortization of debenture discount. . . . . . . . .                 19                18
     Accretion of interest on debt . . . . . . . . . . .              6,828             9,479
     Write off of deferred finance costs . . . . . . . .                  -             2,888
     Loss on sale of equipment . . . . . . . . . . . . .              1,068             1,029
     Changes in assets and liabilities net of effects
       of acquisitions:
          Accounts receivable trade. . . . . . . . . . .             15,664             6,091
          Notes receivable, affiliates . . . . . . . . .                  -               179
          Notes and other receivables. . . . . . . . . .               (699)           (2,151)
          Prepaid expenses and other assets. . . . . . .             (8,077)            1,774
          Advances to affiliates . . . . . . . . . . . .             (2,222)             (584)
          Feature film inventory . . . . . . . . . . . .              5,897           (22,902)
          Accounts payable . . . . . . . . . . . . . . .             (6,076)           (9,204)
          Accrued interest . . . . . . . . . . . . . . .              7,513             2,841
          Accrued payroll and related benefits . . . . .             (3,035)              545
          Accrued franchise fees . . . . . . . . . . . .             (6,681)           (6,197)
          Accrued liabilities, other . . . . . . . . . .             (8,557)           14,272
          Accounts payable to affiliates . . . . . . . .              8,625             3,706
          Feature film rights payable. . . . . . . . . .               (501)           19,450
                                                                  ---------         ---------
           Total adjustments . . . . . . . . . . . . . .            122,509           139,851
                                                                  ---------         ---------

   Net cash provided by operating activities . . . . . .          $  46,207         $  41,349
                                                                  ---------         ---------


                             See accompanying notes
                      to consolidated financial statements.


                                       (5)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)
                                   (Unaudited)
                                    continued



                                                                          1996           1995
                                                                       ---------      ---------
Cash flows from investing activities:
 Advance related to acquisition. . . . . . . . . . . . . . . . .       $ (70,000)     $       -
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . .         (77,032)       (52,264)
 Proceeds from sale of plant and equipment . . . . . . . . . . .              55            123
 Additions to intangible assets. . . . . . . . . . . . . . . . .             (57)            (9)
 Decrease in acquisition related costs and deposits. . . . . . .               -          1,844
 Increase in investments in affiliates, net. . . . . . . . . . .         (35,327)           (52)
 Payments for acquisition, net of cash acquired. . . . . . . . .               -       (110,906)
                                                                       ---------      ---------

   Net cash used in investing activities . . . . . . . . . . . .        (182,361)      (161,264)
                                                                       ---------      ---------

Cash flows from financing activities:
 Proceeds from bank debt . . . . . . . . . . . . . . . . . . . .         344,750        257,732
 Repayment of bank debt. . . . . . . . . . . . . . . . . . . . .        (318,193)      (115,048)
 Proceeds from senior debt . . . . . . . . . . . . . . . . . . .           5,500          1,000
 Repayment of senior debt. . . . . . . . . . . . . . . . . . . .        (496,471)        (1,000)
 Preferred stock dividends . . . . . . . . . . . . . . . . . . .          (7,776)        (2,692)
 Net proceeds from issuance of redeemable
   exchangeable convertible preferred stock. . . . . . . . . . .         625,514              -
 Issuance of common stock. . . . . . . . . . . . . . . . . . . .           2,170            986
 Decrease in obligation to related party . . . . . . . . . . . .          (4,232)        (4,234)
 Payments of capital lease obligations and other debt. . . . . .            (839)        (2,626)
 Additions to deferred financing and other costs . . . . . . . .          (1,584)        (4,020)
                                                                       ---------      ---------

   Net cash provided by financing activities . . . . . . . . . .         148,839        130,098
                                                                       ---------      ---------

Net increase in cash and cash equivalents. . . . . . . . . . . .          12,685         10,183

Cash and cash equivalents at beginning of year . . . . . . . . .          15,332         11,350
                                                                       ---------      ---------

Cash and cash equivalents at end of period . . . . . . . . . . .       $  28,017      $  21,533
                                                                       ---------      ---------
                                                                       ---------      ---------

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


Note 2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1996 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1996.


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


Note 4.   CASH FLOWS (continued)

$57,439 and $58,642 for the three months ended March 31, 1996 and 1995, respectively. The Company's noncash financing activities for the three months ended March 31, 1996 included capital lease obligations of $2,111 incurred when the Company entered into leases for new equipment and preferred stock dividend requirements of $16,823.


Note 5.   RECENT DEVELOPMENTS

On March 18, 1996, the Company applied $570,000 of the $625,000 net proceeds from the issuance of the Series L Preferred Stock to the repayment of $500,000 of V Cable indebtedness and $70,000 of U.S. Cable indebtedness (which includes accrued interest in both cases). On April 17, 1996, Telerama Inc, Cablevision of the Midwest, Inc. and Cablevision of Cleveland, L.P. (collectively referred to as "Cablevision of Ohio") applied $209,000 obtained under the new Cablevision of Ohio credit facility (described under Liquidity and Capital Resources, below) to repay amounts outstanding under the V Cable and VC Holding credit facilities. Additionally, approximately $79,600 was drawn under the new Cablevision of Ohio credit facility of which $75,000 was used to pay Restricted Group bank debt related to the Cleveland system which is now part of Cablevision of Ohio and approximately $4,600 was paid for fees and expenses in connection with these transactions. In addition, the Restricted Group paid the remainder of V Cable's outstanding indebtedness amounting to approximately $215,000, including accrued interest, representing indebtedness associated with V Cable's Long Island System which is now part of the Company's Restricted Group. Such payment was made with funds available under the Company's Credit Agreement. See Item 2. - "Liquidity and Capital Resources."

The Company has periodically engaged and continues to engage in negotiations regarding the potential acquisition of the majority equity interests it does not currently own in certain cable television systems with the holder of those interests. No assurance can be given as to whether such negotiations will result in an agreement or what the terms of any agreement would be.


                                       (8)

                         CABLEVISION SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.


STATEMENT OF OPERATIONS DATA

                                                          Three Months Ended March 31,
                                                --------------------------------------------------
                                                          1996                         1995
                                                ------------------------     -------------------------    (Increase)
                                                                % of Net                      % of Net     Decrease
                                                Amount          Revenues     Amount           Revenues    in Net loss
                                                ------          --------     ------           --------    -----------
                                                                   (Dollars in thousands)
Revenues . . . . . . . . . . . . . . .        $ 304,165           100%      $ 245,401           100%       $ 58,764

Operating expenses:
  Technical. . . . . . . . . . . . . .          128,690             42         93,225             38        (35,465)
  Selling, general &
    administrative . . . . . . . . . .           72,888             24         55,817             23        (17,071)
  Depreciation and
    amortization . . . . . . . . . . .           84,694             28         82,654             34         (2,040)
                                              ---------                     ---------                      --------
Operating profit . . . . . . . . . . .           17,893              6         13,705              6          4,188
Other expense:
  Interest expense, net. . . . . . . .          (67,895)           (22)       (75,328)           (31)         7,433
  Share of affiliates' net loss. . . .          (20,968)            (7)       (29,105)           (12)         8,137
  Write-off of deferred financing
    costs. . . . . . . . . . . . . . .                -              -         (2,888)            (1)         2,888
  Provision for preferential
    payment to related party . . . . .           (1,400)             -         (1,400)            (1)             -
  Minority interest. . . . . . . . . .           (2,355)            (1)        (2,110)            (1)          (245)
  Miscellaneous, net . . . . . . . . .           (1,577)            (1)        (1,376)            (1)          (201)
                                              ---------                     ---------                      --------
Net loss . . . . . . . . . . . . . . .        $ (76,302)           (25)%    $ (98,502)           (40)%     $ 22,200
                                              ---------                     ---------                      --------
                                              ---------                     ---------                      --------
OTHER OPERATING DATA:

Operating profit before depreciation
  and amortization (1) . . . . . . . . . . . . . . . . . . .     $102,587                    $  96,359

Currently payable interest expense, net. . . . . . . . . . .       64,952                       61,483

Net cash provided by operating activities (2). . . . . . . .       46,207                       41,349

Net cash used in investing activities (2). . . . . . . . . .      182,361                      161,264

Net cash provided by financing activities (2). . . . . . . .      148,839                      130,098


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


                                       (9)

                         CABLEVISION SYSTEMS CORPORATION



1995 ACQUISITIONS.   In July 1995, the Company, through its wholly-owned
subsidiary Rainbow Programming, purchased NBC's interests in SportsChannel New York and Rainbow News 12 Company, giving Rainbow Programming a 100% interest in these companies. In December 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own, and upon consummation of the acquisition, Cablevision of Boston became a member of the Restricted Group. The foregoing acquisitions will be referred to as the "1995 Acquisitions".

REVENUES for the three months ended March 31, 1996 increased $58.8 million (24%) over the corresponding 1995 period. Approximately $31.5 million (13%) of the increase was attributable to the 1995 Acquisitions, with the remaining increase of approximately 11% resulting primarily from internal growth of 138,100 in the average number of subscribers and, to a lesser extent, from increases in other revenue sources during the three month 1996 period over the same period in 1995.

TECHNICAL EXPENSES increased $35.5 million (38%) for the three months ended March 31, 1996 compared to the same period in 1995. Approximately $19.8 million (21%) of the increase was a direct result of the 1995 Acquisitions. The remaining 17% increase was due primarily to increases in those costs directly associated with the internal growth in the average number of subscribers mentioned above along with higher engineering costs. As a percentage of revenues, technical expenses increased 4% in 1996 over 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $17.1 million (31%) for the three months ended March 31, 1996 when compared to the same 1995 period. Approximately $7.9 million (14%) of the increase was related to the 1995 Acquisitions. The remaining $9.2 million (17%) increase resulted from higher administrative, sales and marketing, and customer service costs. As a percentage of revenues, selling, general and administrative expenses increased 1% during the first three months of 1996 compared to the same 1995 period.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $6.2 million (6%) to $102.6 million in the first quarter of 1996 from $96.4 million in the comparable 1995 period resulting from the combined effect of the revenue and expense changes discussed above. Pro forma for the 1995 Acquisitions, operating profit before depreciation and amortization (in terms of the groupings presented under Liquidity and Capital Resources) would have increased 4.3% for the Restricted Group and 1.3% for Unrestricted Cable, would have decreased 41.8% for other unrestricted subsidiaries and would have increased 2.8% for the Company on a consolidated basis. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation


                                      (10)

                         CABLEVISION SYSTEMS CORPORATION



and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2.0 million (2%) for the three months ended March 31, 1996 as compared to the same 1995 period. Increases of 10% resulting from the 1995 Acquisitions, along with increases relating to depreciation on new plant assets, were substantially offset by decreases in depreciation and amortization expense associated with plant assets which became fully depreciated and certain intangible assets which become fully amortized.

NET INTEREST EXPENSE decreased $7.4 million (10%) for the three months ended March 31, 1996 over the comparable 1995 period. An increase of 5% attributable to the 1995 Acquisitions was more than offset by a decrease of 15% resulting primarily from the repayment of debt with the proceeds from the Company's issuance of preferred stock during 1995 and 1996.

SHARE OF AFFILIATES' NET LOSSES decreased to $21.0 million for the three months ended March 31, 1996 from $29.1 million for the same 1995 period. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the three months ended March 31, 1996 and 1995 amounted to $17.9 million and $27.3 million, respectively, and in the net losses of certain programming businesses, in which the Company has varying ownership interests, which aggregated $3.1 million and $1.8 million for the respective periods.

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

MINORITY INTEREST represents NBC's share of the net income of AMCC.

LIQUIDITY AND CAPITAL RESOURCES

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries (including Cablevision of Boston as of December 15, 1995) and an unrestricted group of certain subsidiaries. Unrestricted Cable consists of V Cable and Cablevision MFR. Other Unrestricted Subsidiaries consists primarily of Rainbow Programming and CSC Technology, Inc.


                                      (11)

                         CABLEVISION SYSTEMS CORPORATION



The following table presents selected unaudited historical results of operations and other financial information related to the captioned groups or entities for the three months ended March 31, 1996.

                                                                     Other
                                    Restricted    Unrestricted   Unrestricted     Total
                                       Group          Cable      Subsidiaries    Company
                                    ----------    ------------   ------------    -------
                                                     (Dollars in thousands)
Revenues                           $  194,181      $  57,657       $ 52,327     $  304,165

Operating expenses:
     Technical                         80,516         23,055         25,119        128,690
     Selling, general and
     administrative                    37,432          8,838         26,618         72,888
     Depreciation and
     amortization                      49,672         26,714          8,308         84,694
                                   ----------      ---------       --------     ----------
Operating profit
     (loss)                        $   26,561      $    (950)      $ (7,718)    $   17,893
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------
Currently payable
     interest expense              $   35,029      $  24,782       $  5,141     $   64,952
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------

Total interest expense             $   35,973      $  28,388       $  5,336     $   69,697
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------

Senior debt                        $  601,029      $ 608,160       $233,783     $1,442,972
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------

Subordinated debt                  $  923,627      $ 141,268(2)    $      -     $1,064,895
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------

Obligation to related
     party                         $  188,713(1)   $       -       $      -     $  188,713
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------

Deficit investment in
     affiliates                    $  467,849      $       -       $  2,520     $  470,369
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------

Redeemable Exchangeable
     Preferred Stock               $  924,574      $       -       $      -     $  924,574
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------

Capital expenditures               $   53,597      $  21,646       $  1,789     $   77,032
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------

Ending Cable subscribers            1,534,000        551,000              -      2,085,000
                                   ----------      ---------       --------     ----------
                                   ----------      ---------       --------     ----------


_________________________

(1) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC Acquisition.
(2)  Guaranteed by the Restricted Group.


                                      (12)

                         CABLEVISION SYSTEMS CORPORATION



RESTRICTED GROUP

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Preferred Stock with an aggregate liquidation preference of $650 million. The net proceeds of approximately $626 million was used to repay $570 million of V Cable and U.S. Cable indebtedness (see Note 5 - Recent Developments), with the balance of $56 million initially used to repay borrowings under the Company's Credit Agreement.

On April 17, 1996, the Long Island system of V Cable became a member of the Restricted Group, and the Cleveland System became a member of the Unrestricted Group and a party to the Cablevision of Ohio credit agreement. The Restricted Group paid V Cable $215 million for the Long Island system and received $75 million for the Cleveland system resulting in a net increase in borrowings of $140 million under the Restricted Group's Credit Agreement, defined below.

On April 23, 1996, the Restricted Group had total usage under its $1.5 billion credit agreement (including the credit facility for Cablevision of New Jersey, collectively the "Credit Agreement") of $757.5 million and letters of credit of $17.2 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $700.3 million at April 23, 1996. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of March 31, 1996 the Company had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $120 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of two and one half years. The average effective annual interest rate on all bank debt outstanding as of March 31, 1996 was approximately 7.7%.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through 1997 to meet its debt service and preferred stock dividend requirements including amortization requirements under the Credit Agreement, and to fund its planned capital expenditures.

The Company intends to incur additional expenditures to upgrade its plant to significantly increase its analog channel capacity and add new digital channel capacity that will facilitate the startup of such adjunct businesses as information services, video on demand and near video on demand, and residential telephony. To successfully roll


                                      (13)

                         CABLEVISION SYSTEMS CORPORATION



out these adjunct new businesses significantly beyond the initial development phases, the Company will require additional capital from the sale of equity in the capital markets or to a strategic investor.

UNRESTRICTED CABLE

CABLEVISION OF OHIO

On April 17, 1996, all remaining indebtedness of V Cable and VC Holding amounting to approximately $424 million, including accrued interest, was repaid. $209 million was made available under the new Cablevision of Ohio credit facility (see Cablevision of Ohio, below) with the balance of approximately $215 million provided by the Restricted Group. See Note 5 - Recent Developments. Upon payment and satisfaction of all outstanding indebtedness of V Cable and VC Holding described above, such credit agreements with GECC were terminated.

Cablevision of Ohio is party to a credit facility with a group of banks led by NationsBank of Texas, N.A., as agent (the "Cablevision of Ohio Credit Facility") which consists of a nine year $425 million reducing revolving credit facility which matures on June 30, 2005 and a nine and one half year $75 million term loan facility which matures on December 31, 2005. The reducing revolving facility has scheduled facility reductions beginning in 1999. The term loan facility requires repayments of $375,000 per year from 1997 through 2003 with the balance to be repaid in the final two years. As of April 23, 1996 Cablevision of Ohio had outstanding borrowings under its reducing revolving facility of $213.6 million, $0.9 million of outstanding letters of credit leaving unrestricted and undrawn funds available amounting to $210.5 million. The funds available under the reducing revolving credit facility will be used to rebuild the Cablevision of Ohio plant and for general corporate purposes. The Cablevision of Ohio Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision of Ohio to maintain certain financial ratios.

The Company believes that for Cablevision of Ohio, internally generated funds together with funds available under its existing credit agreement, will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1997.


                                      (14)

                         CABLEVISION SYSTEMS CORPORATION



MONMOUTH AND RIVERVIEW

Monmouth/Riverview are party to a credit facility, as amended on May 12, 1995, with a group of banks led by Nations Bank of Texas, N.A., as agent (the "Monmouth/ Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of April 23, 1996, Monmouth/Riverview had outstanding bank borrowings of $195 million. Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility amounted to approximately $88.2 million at April 23, 1996. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/ Riverview to maintain certain financial ratios. Under the terms of the Monmouth/ Riverview Credit Facility, Monmouth/Riverview is prohibited from transferring funds to Cablevision MFR. The weighted average interest rate on all bank indebtedness as of March 31, 1996 was approximately 7.8%.

As of March 31, 1996, Monmouth Cablevision and Riverview Cablevision have entered into interest rate swap and cap agreements with several banks on a notional amount of $130 million on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified period,with an average maturity of approximately one year.

The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement and capital contributions from the Restricted Group will be sufficient to meet its debt service requirements including its amortization requirements and to fund its capital expenditures through 1997.

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


                                      (15)

                         CABLEVISION SYSTEMS CORPORATION



UNRESTRICTED - OTHER

RAINBOW PROGRAMMING

On January 27, 1995, Rainbow entered into an amended and restated credit facility with Toronto-Dominion (Texas), Inc., and Canadian Imperial Bank of Commerce, as co-agents, and a group of banks for $202 million. The credit facility is payable in full at maturity on December 31, 1996 and bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement. Repayment of the loan, as well as the future cash needs of Rainbow Programming and its current programming partnerships, are anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing Rainbow Programming $202 million credit facility; (iii) refinancing the existing $46.8 million credit agreement of AMCC ($31.8 million outstanding as of March 31, 1996); (iv) the sale of debt or equity interests in Rainbow Programming or its businesses; and (v) investments or advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted.


                                      (16)

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



Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                  The index to exhibits is on page 19.

                  (b) The Company has filed Current Reports on Form 8-K with the Commission on February 6, 1996 and March 26, 1996.


                                      (17)

                         CABLEVISION SYSTEMS CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CABLEVISION SYSTEMS CORPORATION
                                        Registrant




Date:   April 24, 1996                     /s/William J. Bell
      -------------------               ---------------------------------------
                                        By:   William J. Bell, as Vice Chairman
                                              of Cablevision Systems Corporation




Date:   April 24, 1996                     /s/Barry J. O'Leary
      -------------------               ---------------------------------------
                                        By:   Barry J. O'Leary, as Senior Vice
                                              President - Finance and Treasurer
                                              and Principal Financial Officer of
                                              Cablevision Systems Corporation




Date:   April 24, 1996                     /s/Andrew B. Rosengard
      -------------------               ---------------------------------------
                                        By:   Andrew B. Rosengard, as Senior
                                              Vice President and Controller and
                                              Chief Accounting Officer of
                                              Cablevision Systems Corporation



                                      (18)

                         CABLEVISION SYSTEMS CORPORATION

                                INDEX TO EXHIBITS




EXHIBIT                                                                     PAGE
  NO.                   DESCRIPTION                                         NO.
- -------                 -----------                                         ----

10.71 Credit Agreement, dated as of April 17, 1996, among Cablevision of Cleveland, L.P., Telerama, Inc., Cablevision of the Midwest, Inc., the lenders from time to time party thereto, NationsBank of Texas, N.A., as Administrative Agent, Canadian Imperial Bank of Commerce as Documentation Agent, The Toronto-Dominion Bank as Syndication Agent, and The First National Bank of Boston, The Bank of Nova Scotia, Corestates Bank, N.A., Credit Lyonnais Cayman Island Branch, PNC Bank, National Association and Royal Bank of Canada, as Co-Agents.

27        Financial Data Schedule


                                      (19)