Form 10-K/A
period 1995-12-31
CABLEVISION SYSTEMS CORP
filed 1996-04-30
CIK 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --------- EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the Fiscal year ended December 31, 1995
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --------- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______ to ________.

                         Commission File Number: 1-9046
                                                 ------

                         Cablevision Systems Corporation
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                     11-2776686
- --------                                     ----------
(State of other jurisdiction                           (I.R.S. Employer
incorporation or organization                          Identification No.)

One Media Crossways, Woodbury, New York                            11797
- ---------------------------------------                            -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code                (516) 364-8450
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class:                              Class A Common Stock
     Name of each exchange on which registered:        American Stock Exchange
                                                       Securities
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock Exchange on April 1, 1996: $766,312,472.



Number of shares of common stock outstanding as of April 1, 1996:
         Class A Common Stock - 14,345,569
         Class B Common Stock - 11,572,709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         CABLEVISION SYSTEMS CORPORATION


                                 AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

     Item 10. -     Directors and Executive Officers of the Registrant.

     Item 11. -     Executive Compensation.

     Item 12. -     Security Ownership of Certain Beneficial Owners and
                    Management.

     Item 13. -     Certain Relationships and Related Transactions.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company met, or acted by written consent in lieu of meeting, seventeen times in 1995 and presently consists of 13 members, 7 of whom are officers of the Company or its subsidiaries.

BOARD COMMITTEES

     The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee.

     The Executive Committee consists of Messrs. Tatta, Bell, Lustgarten, Lemle and James Dolan. The Executive Committee is authorized to exercise, between meetings of the Board of Directors, all the powers thereof except as limited by Delaware law and except for certain specified exceptions including authorization of contracts with officers or directors, significant acquisitions, investments or guarantees, entering new businesses, the approval of operating budgets or the issuance of capital stock. The Executive Committee met, or acted by written consent in lieu of meeting, six times in 1995.

     The Audit Committee of the Board of Directors consists of Messrs. Hochman and Oristano. The functions of the Audit Committee are to review and report to the Board of Directors with respect to selection and the terms of engagement of the Company's independent public accountants, and to maintain communications among the Board of Directors, such independent public accountants and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of the Company's internal audit controls and related matters. The Audit Committee met two times in 1995.

     The Compensation Committee consists of Messrs. Charles Dolan, Hochman and Tatta. The functions of the Compensation Committee are (i) to represent the Board in discharging its responsibilities with respect to the Company's employee stock plans and, in doing so, to administer such plans with regard to, among other things, the determination of eligibility of employees, the granting of stock, SARs and/or options, and the termination of such plans and (ii) to determine the appropriate levels of compensation, including salaries, bonuses, stock and option rights and retirement benefits for members of the Company's senior management, subject to the approval of the Board of Directors. The Compensation Committee met, or acted by written consent in lieu of meeting, two times in 1995.

     Each member of the Board of Directors participated in not less than 75% of the aggregate number of meetings or consents in lieu of meeting of the Board of Directors and of each Board committee of which he or she was a member, during 1995.

COMPENSATION OF DIRECTORS

     Directors who are not employees are paid a fee of $20,000 per year for services rendered in that capacity, a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone. Members of the Audit Committee and members of the Compensation Committee who are not officers of the Company are paid a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone. Non-employee members of the Board of Directors who serve on the Cablevision Employee Benefit Plans Investment Committee receive a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone.

     John Tatta, a non-employee director, has a consulting agreement with the Company expiring in 1998 which provides for an annual consulting fee of $485,000, reimbursement of certain expenses and the continuation of certain life insurance and supplemental pension benefits provided to him when he was an employee. Pursuant to this consulting agreement, under which Mr. Tatta assists senior management of the Company in strategic planning and performs special projects relating to the Company's business, Mr. Tatta is to provide not more than 50 percent of his professional time to the Company.

     The following table sets forth the directors and executive officers of the Company as of April 1, 1995.


NAME                     AGE       POSITION
- ----                     ---       --------

James L. Dolan . . . . . 40   Chief Executive Officer and Director
Charles F. Dolan . . . . 69   Chairman and Director
William J. Bell. . . . . 56   Vice Chairman and Director
Marc A. Lustgarten . . . 49   Vice Chairman and Director
Robert S. Lemle. . . . . 43   Executive Vice President, General Counsel, Secretary
                              and Director
William J. Quinn . . . . 49   President, Cable Operations
Joseph W. Cece . . . . . 43   Senior Vice President, Strategic Planning
Patrick F. Dolan . . . . 44   Director and Vice President of News
Thomas C. Dolan. . . . . 43   Senior Vice President and Chief Information Officer
Sheila A. Mahony . . . . 54   Senior Vice President and Director
Barry J. O'Leary . . . . 52   Senior Vice President, Finance and Treasurer
Andrew B. Rosengard. . . 38   Senior Vice President and Controller
John Tatta . . . . . . . 75   Chairman of the Executive Committee and Director
Charles D. Ferris. . . . 62   Director
Richard H. Hochman . . . 50   Director
Victor Oristano. . . . . 79   Director
Francis F. Randolph, Jr. 68   Director
Daniel T. Sweeney. . . . 66   Director



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

     James L. Dolan -- Chief Executive Officer of the Company since October 1995 and Director of the Company since 1991. Vice President of the Company from 1987 to September 1992. Chief Executive Officer of Rainbow Programming Holdings, Inc., a subsidiary of the Company from September 1992 to October 1995.
Director of Advertising Sales from 1985 to September 1992.

Manager of Advertising Sales from 1983 to 1985. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and Thomas C. Dolan.

     Charles F. Dolan -- Chairman and Director of the Company since 1985. Chief Executive Officer of the Company from 1985 to October 1995. Founded and acted as the General Partner of the Company's predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Charles F. Dolan is the father of James L. Dolan, Patrick F. Dolan and Thomas C. Dolan.

     William J. Bell -- Vice Chairman and director of the Company since 1985. Joined the Company's predecessor in 1979.

     Marc A. Lustgarten -- Director of the Company since 1985. Vice Chairman of the Company since 1989. Executive Vice President of the Company from 1985 to 1989.

     Robert S. Lemle -- Director of the Company since 1988. Executive Vice President, General Counsel and Secretary since February 1994. Senior Vice President, General Counsel and Secretary of the Company from 1986 to February 1994 and Vice President, General Counsel and Secretary of the Company from 1985 to 1986.


     William J. Quinn -- President, Cable Operations of the Company since September 1991. Vice President, Cable Operations and General Manager of the Company's Long Island cable television systems from 1986 to September 1991.

     Joseph W. Cece -- Senior Vice President, Strategic Planning of the Company since February 1996. President and Chief Operating Officer of Cablevision Lightpath, Inc. from January 1994 to February 1996. Vice President, New Business of the Company from September 1993 to January 1994. President and Publisher of T.V. Guide from October 1988 to August 1993.

     Patrick F. Dolan -- Director of the Company since August 1991. Vice President of News since March 1995. News Director of News 12 Long Island, a subsidiary of the

     Thomas C. Dolan -- Senior Vice President and Chief Information Officer of the Company since February 1996. Vice President and Chief Information Officer of the Company from 1994 to February 1996. General Manager of the Company's East End Long Island cable system from 1991 through 1994. Thomas C. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and James L. Dolan.

     Sheila A. Mahony -- Director of the Company since 1988. Senior Vice President of the Company since June 1995. Vice President of Government Relations and Public Affairs of the Company and its predecessor from 1980 to June 1995.

     Barry J. O'Leary -- Senior Vice President of the Company since 1986, Vice President of the Company from 1985 to 1986 and Treasurer of the Company since December 1985. Joined the Company's predecessor in 1984.

     Andrew B. Rosengard -- Senior Vice President and Controller of the Company since February 1996. Senior Vice President, Finance for Rainbow Programming Holdings, Inc. from 1990 to February 1996.

company, from 1991 to March 1995 and Special Projects Director of News 12 Long Island from 1986 to 1991. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan and Thomas C. Dolan.

     John Tatta -- Director of the Company since 1985. Chairman of the Executive Committee of the Company and consultant to the Company since January 1992. President of the Company from 1985 through December 1991. Chief Operating Officer of the Company from 1985 to 1989 and of the Company's predecessor since 1973.


     Charles D. Ferris -- Director of the Company since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the FCC from October 1977 until April 1981.


     Richard H. Hochman -- Director of the Company since February 1986. Managing Partner of Regent Capital Partners, L.P. since April 1995. Managing Director of Paine Webber Incorporated from 1990 to April 1995. Mr. Hochman is also a member of the Board of Directors of Alliance Entertainment Corporation, Western Publishing Group, Inc. and The Cronos Group.

     Victor Oristano -- Director of the Company since 1985. Chairman of Alda Communications Corp., a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1975. Mr. Oristano is also a member of the Board of Directors of People's Choice TV, Corp.

     Francis F. Randolph, Jr. -- Director of the Company since 1985. Vice Chairman of the Company from 1985 to June 1994.

     Daniel T. Sweeney -- Director of the Company since 1985. Senior Vice President of the Company from 1985 through June 1995.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 1995, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure other than (i) a report on Form 3 filed by Joseph Cece on March 26, 1996 with respect to his election as an executive officer of the Company on February 13, 1996, (ii) reports on Form 3 filed by Thomas Dolan, the DC Thomas Trust, the Dolan Grandchildren Trust and the Dolan Spouse Trust, on March 22, 1996 with respect to Thomas Dolan's election as an executive officer of the Company on February 13, 1996, and (iii) reports on Form 4 filed by Sheila Mahony, Barry O'Leary, Robert Lemle and Patrick Dolan on April 26, 1996, with respect to stock awards granted to such individuals under the Company's Amended and Restated Employee Stock Plan.


ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal years ended December 31, 1995, 1994 and 1993, the cash compensation paid by the Company, and a summary of certain other compensation paid or accrued for such years, to Charles F. Dolan and James L. Dolan and to each of the Company's four other most highly compensated executive officers who were serving as executive officers at the end of 1995 (the "named executive officers") for service in all capacities with the Company.

                                   ANNUAL COMPENSATION           LONG TERM COMPENSATION AWARDS
                                   -------------------           -----------------------------
                                                                     RESTRICTED               ALL OTHER
NAME AND PRINCIPAL                                                STOCK           OPTIONS/    COMPEN-
POSITION                       YEAR     SALARY($)    BONUS($)     AWARDS($)       SARS (#)    SATION($)(1)
- ---------------------------------------------------------------------------------------------------------
James L. Dolan                   1995      360,000      275,000          0             0          5,425
Chief Executive
Officer and Director

Charles F. Dolan                 1995      516,667      390,000          0             0        150,796
Chairman and Director            1994      600,000      375,000          0             0        150,861
                                 1993      600,000      375,000          0             0        150,861

William J. Bell                  1995      500,000      390,000          0             0         94,092
Vice Chairman                    1994      450,000      360,000          0       192,000        100,197
and Director                     1993      450,000      340,000          0             0        100,324

Marc A. Lustgarten               1995      500,000      390,000          0             0         52,866
Vice Chairman                    1994      450,000      360,000          0       202,000         54,183
and Director                     1993      450,000      340,000          0             0         54,182

Robert S. Lemle                  1995      425,000      372,000          0         7,600         43,271
Executive Vice President,        1994      330,000      290,000          0       152,000         44,094
General Counsel, Secretary       1993      330,000      250,000          0             0         44,092
and Director

William J. Quinn                 1995      360,000      250,000          0             0         53,801
President of Cable Operations    1994      320,000      250,000          0        32,000         55,886



(1) For 1995, represents the sum of (i) for each individual, $2,250 contributed by the Company on behalf of such individual under the Company's Money Purchase Pension Plan (the "Pension Plan"), (ii) for each individual, $25,500 credited to such individual (other than Mr. James Dolan) on the books of the Company pursuant to the defined contribution portion of the Company's Supplemental Benefit Plan (the "Supplemental Plan"), (iii) for each individual, $2,250 in each case contributed by the Company on behalf of such individual as a basic company contribution under the Company's

     401(k) Plan, (iv) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company's 401(k) Plan: Mr. James Dolan $925; Mr. Charles Dolan $935; Mr. Bell $792; Mr. Lustgarten $1,202, Mr. Lemle $983, and Mr. Quinn $1,010 and (v) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by the Company for the executive officer to replace coverage under the integrated policy previously provided by the Company: Mr. Charles Dolan $119,861; Mr. Bell $63,300; Mr. Lustgarten $21,664, Mr. Lemle $12,288 and Mr. Quinn $22,791.

OPTION/SAR GRANTS TABLE

     The following table contains certain information with respect to stock options and SAR's granted to the named executive officers in 1995 under the Company's Amended and Restated Employee Stock Plan.


                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
- ----------------------------------------------------------------------------------------------------------------------

                                                                                          POTENTIAL REALIZABLE VALUE
                                                                                          AT ASSUMED ANNUAL RATES
                                                                                          OF STOCK PRICE APPRECIATION
                                      INDIVIDUAL GRANTS                                   FOR OPTION TERM (1)

- ----------------------------------------------------------------------------------------------------------------------

                                      % OF TOTAL
                                      OPTIONS/SARS
                                      GRANTED TO
                                      EMPLOYEES      EXERCISE OR   MARKET PRICE   EXPIR-
                        OPTION/SARS   IN FISCAL      BASE PRICE    ON DATE OF     ATION
                        GRANTED(#)    YEAR 1995      ($/SHARE)     GRANT($)       DATE       5%($)     10%($)

- ----------------------------------------------------------------------------------------------------------------------
Robert S. Lemle          7,600(2)         8.7%            52.125        52.125    11/02/05   249,130   631,330

(1) The dollar amounts shown under these columns are the result of calculations at 5% and 10% rates set by the SEC, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases the appreciation is calculated from the award date to the end of the option term.

(2) Options and SARs granted on November 2, 1995 under the Company's Amended and Restated Employee Stock Plan. Such options and SARs become exercisable in annual installments of 33 1/3 percent per year on each of the first three anniversaries of the grant date. One half of the amounts set forth are options and one half are SARs. Options and SARs may be independently exercised. Vesting of options and SARs may be accelerated upon a change of control of the Company (SEE "EMPLOYEE CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS" below).

FISCAL YEAR END OPTION/SAR VALUE TABLE

     The following table shows certain information with respect to the named executive officers concerning unexercised stock options and SARs held as of December 31, 1995. None of the named executive officers exercised stock options or SARs during 1995.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/
                                                                  OPTIONS/SARS AT 12/31/95(#)   SARS AT 12/31/95($)
                            SHARES ACQUIRED
NAME                        ON EXERCISE (#)   VALUE REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----                        ---------------   -----------------   -----------   -------------   -----------   -------------
James L. Dolan                       0                  0         9,125         27,375               111,781       335,344

Charles F. Dolan                     0                  0         0              0                   0

William J. Bell                      0                  0         130,500       224,600(1)           3,853,937     1,754,506

Marc A. Lustgarten                   0                  0         135,500       237,100(2)           4,042,062     1,848,569

Robert S. Lemle                      0                  0         102,150       185,850(3)           3,020,994     1,396,744

William J. Quinn                     0                  0          48,550        28,250              1,406,269       407,156

(1) Includes (i) an aggregate of 150,000 options and SARs that may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds the exercise price of $56.50 by at least 20 percent and (ii) 37,500 SARs as to which the distribution of proceeds upon any exercise is automatically deferred without interest until October 15, 1996.

(2) Includes (i) an aggregate of 160,000 options and SARs that may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds the exercise price of $56.50 by at least 20 percent and (ii) 40,000 SARs as to which the distribution of proceeds upon any exercise is automatically deferred without interest until October 15, 1996.

(3) Includes (i) an aggregate of 120,000 options and SARs that may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds the exercise price of $56.50 by at least 20 percent and (ii) 30,000 SARs as to which the distribution of proceeds is automatically deferred without interest until October 15, 1996.

     DEFINED BENEFIT PENSION PLAN

     The Company's, nonqualified Supplemental Benefit Plan provides actuarially-determined pension benefits, among other types of benefits, for 21 employees of the Company who were previously employed by Cablevision Systems Services Corporation ("CSSC"). CSSC, which is wholly-owned by Charles Dolan, provided management services to Cablevision Company (the Company's predecessor) and to certain affiliates of the Company. The Supplemental Plan is designed to provide these employees, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefit formulae they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. The Supplemental Plan provides that the Company may set aside assets for the purpose of paying benefits under the Supplemental Plan, but that any such assets remain subject to the claims of general creditors of the Company.

     The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Code (the maximum in 1995 is $120,000 for employees who retire at age 65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.

     The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Mr. Charles Dolan, $52,000; Mr. Bell, $92,431, Mr. Lustgarten, $99,996; Mr. Lemle, $105,150 and Mr.
Quinn, $103,720.

EMPLOYMENT CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS

     Charles Dolan has an employment agreement with the Company expiring in January 1997 with automatic renewals for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan's estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year's base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

     Under the applicable award agreements, the vesting of the bonus award shares, stock options and SARs granted to employees, including Messrs. James Dolan, Bell, Lustgarten, Lemle and Quinn, under the Company's Amended and Restated Employee Stock Plan and its predecessor plans, may be accelerated, in certain circumstances, upon a "change of control" of the Company. A "change of control" is defined as the acquisition by any person or group, other than Charles Dolan or members of his immediate family (or trusts for the benefit of Charles Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of (1) the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company's cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon such a change in control, the bonus award shares, stock options and SARs may be converted into either a right to receive an amount of cash based upon the highest price per share of common stock paid in the transaction resulting in the change of control, or into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee.

     The Company adopted as of May 1, 1994, a severance pay plan pursuant to which an employee whose employment is involuntary terminated (other than for cause) or who resigns with the approval of the Company, may receive a benefit in an amount determined by the Company.

     In November 1994, the Company entered into employment agreements with each of Messrs. Bell, Lustgarten and Lemle. The agreements are each for a three year term ending December 31, 1997 and may each be extended for additional one-year periods up until December 31, 2000, unless the Company or the executive notifies the other of its election not to extend by the preceding October 31. Under their respective agreements, these executives are to receive annual salaries of not less then $450,000 in the case of Mr. Bell, $450,000 in the case of Mr. Lustgarten, and $330,000 in the case of Mr. Lemle. Each agreement also provides that in the event that the executive leaves the Company involuntarily (other than for cause), following a change of control (as defined above), or because such executive's compensation, title or responsibilities are reduced without his consent, such executive shall be entitled to receive (1) a severance payment of not less than the salary due for the remainder of the employment agreement or one year's annual salary (or three times the sum of his annual salary plus his prior year's annual bonus in the event of a change of control), whatever is greater, (2) a pro-rated portion of his annual bonus, (3) acceleration of unvested stock options, conjunctive rights and bonus award shares, (4) three years payment of life insurance premiums and (5) the right to participate in the Company's health plan for retired executives.

     In February 1996, the Compensation Committee adopted the Cablevision Systems Corporation Supplemental Life Insurance Premium Payment Plan (the "Supplemental Life Insurance Premium Payment Plan"). Under the Supplemental Life Insurance Premium Payment Plan, at all times following a change of control (as detailed above) the Company would pay on behalf of certain executive officers of the Company, including Messrs. Charles Dolan, Bell, Lustgarten, Lemle and Quinn all premiums on life insurance policies purchased by the Company for such executive officers, up to the aggregate amount of additional premiums, if any, necessary to fund fully the face amount of such executive officer's policy as in effect immediately prior to the change of control.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As disclosed above, the Compensation Committee of the Board of Directors is comprised of Messrs. Charles Dolan, Tatta and Hochman. (See "Report of Compensation Committee," above.) Charles Dolan is the Chairman of the Company and also serves as an officer of certain of the Company's subsidiaries. Mr. Tatta, the Chairman of the Company's Executive

Committee and the former President of the Company, is currently a consultant to the Company. Mr. Hochman is not an employee of the Company. Certain relationships and transactions between the Company and these individuals or their affiliates and described under ITEM 13- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth (i) the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially as of March 31, 1996 by each director and each executive officer of the Company named in the summary compensation table below and (ii) the name, address and the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially by persons beneficially owning more than five (5%) percent of any class.


                                                                                                         COMBINED VOTING
                                          CLASS A              CLASS B            CLASS A & CLASS        POWER OF CLASS A
                                          COMMON STOCK         COMMON STOCK       B COMMON STOCK         & CLASS B COMMON
                                          BENEFICIALLY         BENEFICIALLY       BENEFICIALLY           STOCK BENEFICIALLY
NAME AND ADDRESS                          OWNED (1)            OWNED (1) (2)      OWNED (1) (2)          OWNED (1) (2)
- ----------------                          ------------         -------------      ---------------        ------------------

Charles F. Dolan (3)(4)(5)                  259,306    1.8%    6,346,281   54.8%    6,605,587   25.5%           49.0%
One Media Crossways
Woodbury, NY  11797

Charles F. Dolan                                ---            1,852,378   16.0%    1,852,378    7.1%           14.2%
1994 Grantor Retained
Annuity Trust (5)

Charles F. Dolan                                ---            2,147,622   18.6%    2,147,622    8.3%           16.6%
1996 Grantor Retained
Annuity Trust (5)

The Capital Group Companies               1,856,110   12.9%          ___  ___       1,856,110    7.2%            1.4%
Inc. (6)
Capital Research and
Management Company (6)
Capital Guardian Trust Company (6)
333 South Hope Street
Los Angeles, CA  90071

Putnam Investments, Inc. (7)                963,862    6.7%          ___  ___         963,862    3.7%             *
Putnam Investment Management, Inc. (7)
One Post Office Square
Boston, MA  02109

The Equitable Companies                   1,724,320   12.0%          ---  ---       1,724,320    6.7%            1.3%
Incorporated (8)
787 Seventh Avenue
New York, NY  10019

Gabelli Funds, Inc. (9)                   1,405,926    9.8%          ___  ___       1,405,926    5.4%            1.1%
Mario Gabelli (9)
One Corporate Center
Rye, New York 10580
John Tatta (10)                              20,000    *             ---  ---          20,000    *               *
William J. Bell(11)(12)                     111,099    *             ---  ---         111,099    *               *
Francis F. Randolph, Jr.(13)                 58,500    *             ---  ---          58,500    *               *
Robert S. Lemle (12)                         88,678    *             ---  ---          88,678    *               *
Marc Lustgarten(11)(12)                     116,813    *             ---  ---         104,313    *               *
Sheila A. Mahony (12)                        16,330    *             ---  ---          16,330    *               *
Daniel T. Sweeney(12)                        37,061    *             ---  ---          37,061    *               *
Charles D. Ferris                             1,000    *             ---  ---           1,000    *               *
Richard H. Hochman                            2,094    *             ---  ---           2,094    *               *
Victor Oristano (14)                          1,000    *             ---  ---           1,000    *               *
James L. Dolan (12)(15)(24)(25)              10,125    *         745,241    6.4%      755,366    2.9%            5.8%
Patrick F. Dolan (12)(16)(22)(26)             2,425    *         817,410    7.1%      819,835    3.2%            6.3%
William J. Quinn(12)                         39,858    *            ----  ---          39,858    *               *


All executive officers                      804,539    5.4%    8,778,618   75.9%    9,583,157   36.3%           67.9%
 and directors as a group
 (18) persons)(3)(4)(5)(10)
 (11)(12)(13)(14)(15)(16)(17)
 (22)
 (23)(24)(25)(26)(27)(28)


Helen A. Dolan(5)(18)                       243,425    1.7%    4,000,000   34.6%    4,246,150   16.4%           30.9%
One Media Crossways
Woodbury, NY  11797

Lawrence Dolan(5)                             - -              4,000,000   34.6%    4,000,000   15.4%           30.7%
100 Corporate Place Suite 150
Chardon, OH  44024

Paul J. Dolan(19)(24)(25)(26)(27)(28)         1,200    *       2,100,052   18.1%    2,101,252    8.1%           16.1%
100 Corporate Place Suite 150
Chardon, OH  44024

Kathleen M. Dolan(19)(25)                     1,000    *         716,741    6.2%      717,741    2.8%            5.5%
One Media Crossways
Woodbury, NY  11797

Mary S. Dolan(20)(22)                         2,500    *         597,401    5.2%      599,901    2.3%            4.6%
300 So. Riverside Plaza
Suite 1480
Chicago, IL  60606

Deborah A. Dolan(20)(26)                      1,000    *         816,741    7.1%      817,741    3.2%            6.3%
One Media Crossways
Woodbury, NY  11797

Matthew J. Dolan(21)(23)                      1,500    *         597,401    5.2%      598,901    2.3%            4.6%
231 Main Street
Court House Annex
Chardon, OH  44024


Marianne E. Weber(21)(27)(28)                 1,000    *         860,855    7.4%      861,855    3.3%            6.6%
One Media Crossways
Woodbury, NY  11797

Thomas C. Dolan(12)(17)(23)(27)(28)           1,883    *         869,686    7.5%      871,569    3.4%            6.7%
One Media Crossways
Woodbury, NY  11797

John MacPherson (29)                          3,000    *       1,893,074   16.4%    1,896,074    7.3%           14.6%
21 Old Town Lane
Halesite, NY  10019


- -----------------

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

(3) Includes 238,475 shares of Class A Common Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles Dolan and his wife, Helen Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof. Also includes 5,000 shares of Class A Common Stock owned directly by Mrs. Dolan.

(4) Does not include an aggregate of 5,225,928 shares of Class B Common Stock held by trusts for the benefit of Dolan family interests (the "Dolan Family Trusts"). The Dolan Family Trusts also own an aggregate of 94,026 shares of Series C Preferred Stock which, commencing on December 30, 1997, may be converted by the Company into shares of Class B Common Stock, in lieu of redeeming such shares for cash.

     Mr. Dolan disclaims beneficial ownership of the shares owned by the Dolan Family Trusts, in that he has neither voting nor investment power with respect to such shares. The amount shown includes the 1,852,378 shares of Class B Common Stock held by the Charles F. Dolan 1994 Grantor Retained Annuity Trust (the "1994 GRA Trust") and the 2,147,622 shares of Class B Common Stock held by the Charles F. Dolan 1996 Grantor Retained Annuity Trust (the "1996 GRA Trust", and together with the 1994 GRA Trust, the "GRA Trusts") described in footnote (5) below.

(5) Includes 1,852,378 shares of Class B common stock by the 1994 GRA Trust and 2,147,622 shares of Class B common stock by the 1996 GRA Trust. The GRA Trusts were created on December 31, 1994 and February 6, 1996, respectively by Charles Dolan for estate planning purposes. The GRA
     Trusts, through their trustees, have the sole power to vote and dispose of such shares. The two co-trustees of the GRA Trusts are Helen A. Dolan, the wife of Charle Dolan, and Lawrence Dolan. For two years, the GRA Trusts will pay to Charles Dolan, and in the event of his death, to his wife, Helen Dolan, a certain percentage of the fair market value of the property initially contributed to the GRA Trusts (the "Annuity"). In addition, the Trustees may pay to Mr. Dolan (or, if Mr. Dolan dies within such two-year term, to Mrs. Dolan) such amounts in excess of the Annuity as the Trustees in their discretion may deem advisable. If Mr. Dolan is living at the expiration of the term of a GRA Trust, the remainder will pass into another trust for the benefit of Mrs. Dolan and the descendants of Charles Dolan. If Mr. Dolan is not living at the expiration of the term of a GRA Trust, the then principal of the GRA Trust will revert to his estate.

(6) The Company has been informed that certain operating subsidiaries of The Capital Group Companies, Inc., exercised investment discretion over various institutional accounts which held as of December 29, 1995, 1,856,110 shares of Class A common stock. Capital Guardian Trust Company, a bank, and one of such operating companies, exercised investment discretion over 650,850 of said shares. Capital Research and Management Company, a registered investment adviser, and Capital International Limited and Capital International, S.A., other operating subsidiaries, have investment discretion with respect to 1,144,660, 30,100 and 30,500 shares, respectively, of the above shares.

(7) The Company has been informed that certain operating subsidiaries of Putnam Investments, Inc., a wholly owned subsidiary of Marsh & McLennan Companies, Inc., including Putnam Investment Management Inc., hold an aggregate of 963,862 shares of Class A Common Stock. Of these, 906,262 are held by Putnam Investment Management, Inc., which holds shared dispositive and voting power with respect to all such shares. The number of shares held as indicated includes 600,010 shares resulting from the assumed conversion of 1,618,600 shares of $2.125 Series I Convertible Preferred Stock (0.37070 shares of common stock for each share of $2.125 Series I Convertible Preferred Stock).

(8) The Company has been informed that certain operating subsidiaries of The Equitable Companies Incorporated exercise sole investment discretion over various institutional accounts which own 1,724,320 shares of Class A Common Stock, and that such operating subsidiaries exercise sole voting power with respect to 1,468,380 of such shares and sole dispositive power with respect to all of such shares.

(9) The Company has been informed that certain operating subsidiaries of Gabelli Funds, Inc, ("GFI") beneficially held, or exercised investment discretion over various institutional accounts which beneficially held as of February 28, 1996, an aggregate of 1,405,926 shares of Class A Common Stock, including approximately 137,255 shares of Class A Common Stock that may be obtained upon conversion of shares of the Company's Series I Cumulative Convertible Exchangeable Preferred Stock held by such entities on such date. The Company has been informed that Mario Gabelli, the majority stockholder and Chief Executive Officer of GFI, may be deemed to have beneficial ownership of the shares of Class A Common Stock beneficially held by such entities.

(10) Does not include 40,000 shares of Class A Common Stock held by the Tatta Family Group. The Tatta Family Group is a New York limited partnership, the general partners of which are six trusts for the benefit of Tatta family interests (the co-trustees of each of which are Stephen A. Carb, Esq. and either Deborah T. DeCabia or Lisa T. Crowley, each a daughter of John Tatta who has been a director since 1985 and was the President of the Company from 1985 until 1991), and the limited partners of which are trusts for the benefit of Mr. Tatta and Tatta family interests (the trustee of each of which is Stephen A. Carb, Esq.). Mr. Tatta, who, as of April 1, 1996, was the holder of 20,000 shares of Class A Common Stock, disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares.

(11) Includes shares owned by children of the individuals listed, which shares represent less than 1% of the outstanding Class A Common Stock.

(12) Includes shares of Common Stock issuable upon the exercise of options granted pursuant to the Company's Amended and Restated Employee Stock Plan or its predecessor plans which on April 1, 1996 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Mr. James Dolan 9,125; Mr. Bell 110,800; Mr. Lemle 88,467; Mr. Lustgarten 115,800; Ms. Mahony 16,183; Mr. Sweeney 28,300; Mr. Quinn 39,400; Mr.
     Patrick Dolan 425 and Mr. Thomas Dolan 833; all executive officers and directors as a group 447,700. Certain of these options held by Messrs. Bell, Lustgarten and Lemle may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds $67.80. These Options (which are include in the aggregate option amounts set forth above in this footnote (12) as follows: Mr. Bell 75,000; Mr. Lustgarten 80,000 and Mr. Lemle 60,000.

(13) Includes 500 shares of Class A Common Stock held by The Utopia Fund and 500 shares of Class A Common Stock held by The Sarah Tod Fund. The Utopia Fund and The Sarah Tod Fund are both private charitable trusts of which Mr. Randolph is the sole trustee. Mr. Randolph disclaims beneficial ownership of the shares of Class A Common Stock held by The Utopia Fund and The Sarah Tod Fund in that neither Mr. Randolph nor any member of his immediate family has a vested interest in the income or corpus of such trusts.

(14) The shares listed are owned by Alda Investment Company, a Florida partnership consisting of members of the Oristano family.

(15) Includes 28,500 shares of Class B Common Stock owned by trusts for minor children as to which James Dolan disclaims beneficial ownership. Also includes 716,741 shares of Class B Common Stock held by two family trusts of which James Dolan is a contingent beneficiary and a co-trustee, as to which James Dolan disclaims beneficial ownership, which shares are also described in footnotes (24) and (25).

(16) Includes 9,500 shares of Class B Common Stock owned by trust for a minor child as to which Patrick Dolan disclaims beneficial ownership. Also includes 807,910 shares of Class B Common Stock held by two family trusts of which Patrick Dolan is a contingent beneficiary and a co-trustee, as to which Patrick Dolan disclaims beneficial ownership, which shares are also described in footnotes (22) and (26).

(17) Includes 869,686 shares of Class B Common Stock held by three family trusts of which Thomas Dolan is a contingent beneficiary and a co-trustee, as to which Thomas Dolan disclaims beneficial ownership, which shares are also described in footnotes (23) (27) and (28).

(18) Includes 238,475 shares of Class A Common Stock owned by the Dolan Family Foundation, 5,000 shares of Class A Common stock owned directly by Mrs. Dolan and 4,000,000 shares of Class B Common Stock held by the GRA Trusts for which Mrs. Dolan is co-trustee, respectively.

(19) Includes 303,116 shares of Class B Common Stock held by the DC Kathleen Trust, the co-trustees of which are Kathleen Dolan and Paul Dolan.

(20) Includes 303,116 shares of Class B Common Stock held by the DC Deborah Trust, the co-trustees of which are Deborah Dolan and Mary Dolan.

(21) Includes 294,285 shares of Class B Common Stock held by the DC Marianne Trust, the co-trustees of which are Marianne Weber and Matthew Dolan.

(22) Includes 294,285 shares of Class B Common Stock held by the DC Patrick Trust, the co-trustees of which are Patrick Dolan and Mary Dolan.

(23) Includes 303,116 shares of Class B Common Stock held by the DC Thomas Trust, the co-trustees of which are Thomas Dolan and Matthew Dolan.

(24) Includes 303,116 shares of Class B Common Stock held by the DC James Trust, the co-trustees of which are James Dolan and Paul Dolan.

(25) Includes 413,625 shares of Class B Common Stock held by the Dolan Descendants Trust, the co-trustees of which are James Dolan, Kathleen Dolan and Paul Dolan.

(26) Includes 513,625 shares of Class B Common Stock held by the Dolan Progeny Trust, the co-trustees of which are Patrick Dolan, Deborah Dolan and Paul Dolan.

(27) Includes 513,625 shares of Class B Common Stock held by the Dolan Grandchildren Trust, the co-trustees of which are Thomas Dolan, Marianne Weber and Paul Dolan.

(28) Includes 52,945 shares of Class B Common Stock held by the Dolan Spouse Trust, the co-trustees of which are Thomas Dolan, Marianne Weber and Paul Dolan.

(29) Includes an aggregate of 1,893,074 shares of Class B Common Stock held by various trusts for the benefit of family members of Charles Dolan's family for which Mr. MacPherson serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares. Such trusts also own an aggregate of 38,724 shares of Series C Preferred Stock.

     The Dolan family interests (other than Charles Dolan and the GRA Trusts) have agreed with the Company that in the case of any sale or disposition by Dolan family interests (other than Charles Dolan and the GRA Trusts) of shares of Class B Common Stock to a holder other than Charles Dolan or Dolan family interests, the Class B Common Stock will be converted on the basis of one share of Class A Common Stock for each share of Class B Common Stock.

     Charles Dolan and trusts for the benefit of members of his family, by virtue of their ownership of Class B common stock, are able collectively to control stockholder decisions on matters in which holders of Class A and Class B common stock vote together as a class, and to elect 75% of the Company's Board of Directors.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Cablevision of Boston Limited Partnership, a Massachusetts limited partnership ("Cablevision Boston"), is engaged in the construction, ownership and operation of cable television systems in Boston and Brookline, Massachusetts. On December 15, 1995, the Company acquired the interests in Cablevision Boston that it did not previously own pursuant to an agreement entered into by the Company and Cablevision Boston. In connection with the acquisition, the limited partners (other than the Company) of Cablevision Boston received 682,454 shares (of which 680,266 shares were issued by December 31, 1995) of the Company's Class A Common Stock and the Company paid approximately $83 million, (including fees and expenses) primarily with funds borrowed under the Company's credit agreement, to repay existing Cablevision Boston indebtedness and to make certain payments to Charles F. Dolan, referred to below. Upon consummation of the acquisition of Cablevision Boston, all outstanding subordinated advances made by the Company to Cablevision Boston became intercompany indebtedness. Mr. Dolan, a former general partner of Cablevision Boston and the Chairman of the Board of the Company, received 7,357 shares of the Company's Class A Common Stock and approximately $20.8 million in cash to repay a portion of Cablevision Boston's indebtedness to him in connection with the acquisition. The Company and its affiliates (other than Cablevision Boston's former general partners and their affiliates) received 1,041,553 shares of the Company's Class A Common Stock (such shares are reflected as treasury shares at December 31, 1995) and assumed approximately $42.9 million of intercompany indebtedness referred to above. As part of the acquisition of Cablevision Boston, the Company entered into an agreement with Mr. Dolan with respect to his 0.5% general partnership interest in Cablevision of Brookline Limited Partnership

("Cablevision Brookline"), a partnership affiliated with Cablevision Boston. The Company acquired the remaining 99.5% of the partnership interests in Cablevision Brookline in the acquisition of Cablevision Boston. Under the Agreement, the Company has a right of first refusal to acquire Mr. Dolan's general partnership interest and a right to acquire such interest on the earlier to occur of Mr. Dolan's death or January 1, 2002 at the greater of $10,000 or the book value of such interest,. Mr. Dolan's estate has the right to put the interest to the Company at the same price. Additionally, in the event of a change of control of the Company or Cablevision Brookline, Mr. Dolan will have the right to put his general partnership interest in Cablevision Brookline to the Company at the greater of (i) prices declining from $3.9 million for the year ended December 15, 1996 to $10,000 for the year ended December 15, 2002 and (ii) the book value of such interest.

     Cablevision of Chicago ("Cablevision Chicago"), an Illinois limited partnership in which Charles F. Dolan held, directly or indirectly, an approximate 1% prepayout and a 32.7% postpayout general partnership interest, owned cable television systems operating in the suburban Chicago area. The Company did not have a material ownership interest in Cablevision Chicago but had loans and advances outstanding to Cablevision Chicago in the amount of $12.3 million (plus accrued interest which the Company had fully reserved). In August 1995, Cablevision Chicago sold its cable television systems to Continental Cablevision, Inc. and the loans from the Company to Cablevision Chicago, together with accrued interest reserved by the Company, were repaid in full. Accordingly, the Company recognized a net gain of approximately $15.3 million representing the accrued interest which the Company had reserved.

     Atlantic Publishing holds a minority equity interest in a company that publishes a cable television guide which is offered to the Company's subscribers and to unaffiliated cable television operators. As of December 31, 1995, the Company had advanced an aggregate of approximately $16.7 million to Atlantic Publishing, reflecting approximately $1.0 million, $0.6 million and $0.5 million, net paid back during 1995, 1994 and 1993, respectively. The Company has written off all of its advances to Atlantic Publishing other than $2.4 million. Atlantic Publishing is owned by a trust for certain Dolan family members; however, the Company has the option to purchase Atlantic Publishing for an amount equal to the owner's net investment therein plus interest. The current owner has made only a nominal investment in Atlantic Publishing to date.

     In July 1992, the Company acquired (the "CNYC Acquisition") substantially all of the remaining interests in Cablevision of New York City - Phase I through Phase V (collectively, "CNYC"), the operator of a cable television system in The Bronx and parts of Brooklyn, New York City. Prior to the CNYC Acquisition, the Company had a 15% interest in CNYC and Charles Dolan owned the remaining interests. Mr. Dolan remains a partner in CNYC with a 1% interest and the right to certain preferential payments.

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

     The Company has the right to make payment of the put or call exercise price in shares of the Company's Class B Common Stock or, if Mr. Dolan so elects, Class A Common Stock, except that all Annual Payments must be paid in cash to the extent permitted under the Company's senior credit agreement. Under the Company's senior credit agreement, the Company is currently prohibited from paying the Preferred Payment in cash and, accordingly, without the consent of the bank lenders, would be required to pay it in shares of the Company's Common Stock. The Company has agreed to invest in CNYC LP sufficient funds to permit CNYC LP to make the required Annual Payments to Mr. Dolan and to make certain equity contributions to CNYC.

     The Company's by-laws prohibit the making of further investments in or advances to entities owned or controlled by Charles Dolan without the approval of a majority of the members of the Board of Directors who are not employees of the Company or any of its affiliates.

     Richard H. Hochman, a director and a nominee for director, was, until recently, a Managing Director of PaineWebber Incorporated. PaineWebber Incorporated has performed investment banking services for entities affiliated with Charles Dolan.

     Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. provides legal services to the Company and certain of its subsidiaries.

Conflicts of Interest
- ---------------------

     Charles Dolan and certain other principal officers of the Company and various affiliates of the Company are subject to certain conflicts of interest. These conflicts include, but are not limited to, the following:

     BUSINESS OPPORTUNITIES. Charles Dolan may from time to time be presented with business opportunities which would be suitable for the Company and affiliates of the Company in which Mr. Dolan and his family have varying interests. Mr. Dolan has agreed that he will own and operate cable television systems only through the Company, except for cable television systems owned and operated under franchises held by Mr. Dolan or affiliates of Mr. Dolan as of January 27, 1986, any expansions of such systems within the same county or an adjacent county, and systems which the Company elects not to acquire under its right of first refusal. Except for any such expansions, Mr. Dolan will offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefor or interest therein that is offered or available to him or his family interests. If a majority of the members of the Board of Directors, who are not employees of the Company or any of its affiliates (the "Independent Directors") rejects such offer, Mr. Dolan or such family interests may acquire or invest in such cable television system or franchise therefor or interest therein individually or with others on terms no more favorable to Mr. Dolan than those offered to the Company. Mr. Dolan's interests in companies other than the Company, may conflict with his interest in the Company.

     Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan's time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 1995, approximately 90% of Mr. Dolan's professional time was devoted to the business of the Company.

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

     SERVICES RENDERED TO AFFILIATES. Cablevision Systems Services Corporation, a corporation wholly owned by Charles Dolan ("CSSC") was, during 1995, a party to management agreements with various affiliates of the Company. The agreements generally provided for payment of a specified percentage of revenues to CSSC for management services rendered to such affiliates and the reimbursement of certain expenses. The employees of CSSC have become employees of the Company. Accordingly, the Company paid the compensation of such employees and incured related overhead expenses. To the extent that such employees (other than Charles Dolan) rendered services to affiliated entities, such entities reimbursed the Company for an allocable portion of such employees' compensation and related expenses. The affiliated entities were not otherwise obligated to reimburse the Company for such employees' compensation and related expenses.

     The executive officers of the Company devote such time to the business of the Company as is reasonably required to fulfill the duties of their offices. However, pursuant to management agreements in effect during 1995, certain of the executive officers of the Company were involved in the management of affiliated entities, which required significant amounts of their time and which could have conflicted with their duties to the Company. To the extent that there were conflicting demands for the services of such executive officers, such conflicts were resolved in favor of the Company.

     CONTRACTS WITH AFFILIATES. The Company also entered into other arrangements with affiliates for the joint purchase or lease of equipment.
The terms of any such agreements were not fixed pursuant to arm's-length negotiations but were at least as favorable as arrangements which could be made with third parties.


     As noted above, Atlantic Publishing holds an interest in a company that publishes a weekly cable television guide that is sold to the Company's subscribers.

                         CABLEVISION SYSTEMS CORPORATION


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CABLEVISION SYSTEMS CORPORATION
                              Registrant


                                   /S/ Robert S. Lemle
Date: April 30, 1996               ------------------------------------------
                              By:  Robert S. Lemle
                                   Executive Vice President, General Counsel and
                                   Secretary

                                   /S/ Andrew B. Rosengard
Date: April 30, 1996               ------------------------------------------
                              By:  Andrew B. Rosengard
                                   Sr. Vice President and Controller