Form 10-Q
period 1996-06-30
CABLEVISION SYSTEMS CORP
filed 1996-08-06
CIK 784681

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                     FORM 10-Q
(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                               -----------------------------------------


                                              OR

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------     -----------------

Commission File Number:         1-9046
                         ------------------

                          Cablevision Systems Corporation
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      11-2776686
 ------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

One Media Crossways, Woodbury, New York                    11797
- ---------------------------------------                 ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (516) 364-8450
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

                                    Yes     X      No
                                         ------        -------

Number of shares of common stock outstanding as of July 3, 1996:

                          Class A Common Stock     13,257,163
                          Class B Common Stock     11,572,709

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in thousands, except per share data)
                                         (Unaudited)




                                        Six Months Ended                 Three Months Ended
                                            June 30,                           June 30,
                                    -------------------------          ------------------------

                                      1996              1995            1996              1995
                                      ----              ----            ----              ----

Revenues.........................    $  624,496    $  509,135          $   320,331    $  263,734
                                     ----------    ----------          -----------    ----------

Operating expenses:
  Technical......................       257,580       193,243              128,890       100,018
  Selling, general and
    administrative...............       146,439       131,611               73,551        75,794
  Depreciation and amortization..       175,168       159,537               90,474        76,883
                                     ----------    -----------          ------------ ------------
                                        579,187       484,391              292,915       252,695
                                     -----------   -----------          -----------  -----------

        Operating profit.........        45,309        24,744               27,416        11,039
                                     ------------  -----------          -----------  -----------

Other income (expense):
  Interest expense...............      (132,099)     (155,318)             (62,402)      (79,590)
  Interest income................         2,240           790                  438           390
  Share of affiliates' net losses       (40,061)      (52,692)             (19,093)      (23,587)
  Write off of deferred interest and
    financing costs..............       (24,012)       (2,888)             (24,012)            -
  Provision for preferential
    payment to related party.....        (2,800)       (2,800)              (1,400)       (1,400)
  Minority interest..............        (4,810)       (4,276)              (2,455)       (2,166)
  Miscellaneous..................        (4,243)       (2,999)              (2,666)       (1,623)
                                     ----------    ----------           ----------    ----------
                                       (205,785)     (220,183)            (111,590)     (107,976)
                                     ----------    ----------           ----------    ----------

Net loss.........................      (160,476)     (195,439)             (84,174)      (96,937)

Dividend requirements applicable to
  preferred stocks...............       (58,173)       (4,918)             (33,795)       (2,447)
                                     -----------    ---------           -----------    ----------

Net loss applicable to common
  shareholders...................     $(218,649)    $(200,357)          $ (117,969)   $  (99,384)
                                      =========     =========          ===========    ==========

Net loss per common share........     $   (8.81)  $     (8.45)          $    (4.75)   $    (4.18)
                                      ==========  ============         ============   ==========

Average number of common shares
  outstanding (in thousands).....        24,819         23,710              24,828        23,751
                                      =========   ============         ===========    ==========


                                  See accompanying notes to consolidated
                                          financial statements.


                                                  (2)

                       CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)
                                         (Unaudited)



                                                              June 30,            December 31,
                         ASSETS                                 1996                  1995
                                                                ----                  ----

Cash and cash equivalents.................................   $      17,136         $      15,332

Account receivable trade (less allowance for doubtful               99,745               100,506
  accounts of $11,050 and $12,678)........................

Notes and other receivables...............................          17,268                16,762

Prepaid expenses and other assets.........................          22,947                19,353

Property, plant and equipment, net........................       1,105,187             1,026,355

Investments in affiliates.................................         179,592               141,345

Advances to affiliates....................................          80,256                 6,909

Feature film inventory....................................         132,571               143,916
Franchises, net of accumulated amortization of
  $350,899 and $314,218...................................         335,620               363,077

Affiliation agreements, net of accumulated amortization
  of $31,372 and $20,598..................................         114,074               124,848

Excess costs over fair value of net assets acquired and
  other intangible assets, net of accumulated
  amortization of $542,569 and $518,178...................         432,719               468,133

Deferred financing, acquisition and other costs, net of
  accumulated amortization of $28,973 and $23,899.........          58,969                47,673

Deferred interest expense, net of accumulated                            -                28,096
  amortization of $42,142 in 1995.........................       ---------             ---------
                                                                $2,596,084            $2,502,305
                                                                ==========            ==========


                     See accompanying notes to consolidated
                              financial statements.

                                     (3)



                       CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)
                                         (Unaudited)

                                                              June 30,            December 31,
                                                                1996                  1995
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable......................................     $    153,633           $    156,470
Accrued liabilities:
    Interest..........................................           47,300                 41,908
    Payroll and related benefits......................           55,443                 47,997
    Franchise fees....................................           19,876                 21,980
    Other.............................................          100,338                116,125
Accounts payable to affiliates........................           18,099                 12,708
Feature film rights payable...........................          116,639                128,000
Bank debt.............................................        1,118,455                992,469
Senior debt...........................................                -                898,803
Subordinated debentures...............................        1,323,037                923,608
Subordinated notes payable............................          141,268                141,268
Obligation to related party...........................          190,081                192,945
Capital lease obligations and other debt..............            8,478                  8,014
                                                          -------------          -------------
    Total liabilities.................................        3,292,647              3,682,295
                                                          -------------          -------------

Deficit investment in affiliates......................          485,244                453,935
                                                          -------------          -------------

Series H Redeemable Exchangeable Preferred Stock......          273,221                257,751
                                                          -------------          -------------

Series L Redeemable Exchangeable Preferred Stock......          677,573                 --
                                                          -------------          -------------


Commitments and contingencies

Stockholders' deficiency:
    8% Series C Cumulative Preferred Stock, $.01 par
       value, 112,500 shares authorized, 110,622 shares
       issued ($100 per share liquidation preference).                1                      1
    8% Series D Cumulative Preferred Stock, $.01 par
       value, 112,500 shares authorized, none issued
       ($100 per share liquidation preference)........                -                      -
    8-1/2% Series I Cumulative Convertible Exchangeable
       Preferred Stock, $.01 par value, 1,380,000 shares
       authorized, 1,380,000 shares issued ($250
       per share liquidation preference)..............               14                     14
    Class A Common Stock, $.01 par value, 50,000,000
       shares authorized, 13,256,423 and 14,210,599
       shares issued..................................              133                    142
    Class B Common Stock, $.01 par value, 20,000,000
       shares authorized, 11,572,709 shares issued....              116                    116
    Paid-in capital...................................          165,012                247,671
    Accumulated deficit...............................       (2,297,877)            (2,079,228)
                                                           ------------           ------------
                                                             (2,132,601)            (1,831,284)
    Less treasury stock, at cost (1,091,553 shares at
        December 31, 1995)............................                -                (60,392)
                                                          -------------           ------------
    Total stockholders' deficiency....................       (2,132,601)            (1,891,676)
                                                           ------------           ------------
                                                           $  2,596,084           $  2,502,305
                                                           ============           ============


                      See accompanying notes to consolidated
                              financial statements.

                                      (4)


                       CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (Dollars in thousands)
                                         (Unaudited)



                                                                1996                 1995
                                                              --------              -------
Cash flows from operating activities:
  Net loss............................................       $(160,476)            $(195,439)
                                                             ---------             ---------

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization.....................         175,168               159,537
    Share of affiliates' net losses...................          40,061                52,692
    Minority interest.................................           4,810                 4,276
    Amortization of deferred financing................           3,331                 2,619
    Amortization of deferred interest.................           4,684                 7,024
    Amortization of debenture discount................              44                    37
    Accretion of interest on debt.....................           6,828                19,065
    Write off of deferred interest and finance costs..          24,012                 2,888
    Loss on sale of equipment.........................           2,004                 1,933
    Changes in assets and liabilities net of effects of
       acquisitions:
         Accounts receivable trade....................             761                 1,475
         Notes receivable, affiliates.................               -                   357
         Notes and other receivables..................            (506)               (2,424)
         Prepaid expenses and other assets............          (8,404)                1,418
         Advances to affiliates.......................          (3,347)                 (858)
         Feature film inventory.......................          11,345               (21,617)
         Accounts payable.............................          (2,837)               (3,424)
         Accrued interest.............................           5,392                 2,928
         Accrued payroll and related benefits.........           7,446                 7,360
         Accrued franchise fees.......................          (2,104)               (2,325)
         Accrued liabilities, other...................         (15,787)               26,966
         Accounts payable to affiliates...............           5,391                 5,304
         Feature film rights payable..................         (11,361)               20,484
                                                          ------------          ------------
          Total adjustments...........................         246,931               285,715
                                                           -----------           -----------

  Net cash provided by operating activities...........     $    86,455           $    90,276
                                                           -----------           -----------






                      See accompanying notes to consolidated
                              financial statements.

                                    (5)

                       CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (Dollars in thousands)
                                         (Unaudited)


                                                                 1996                  1995
                                                                ------                ------
Cash flows from investing activities:
  Capital expenditures................................       $(178,094)            $(119,180)
  Advance related to acquisition......................         (70,000)                    -
  Proceeds from sale of plant and equipment...........             399                   397
  Additions to intangible assets......................          (1,665)                 (928)
  (Increase) decrease in acquisition related costs and               -                 1,844
deposits
  (Increase) decrease in investments in affiliates, net        (46,485)                  249
  Payments for acquisitions, net of cash acquired.....                   -          (110,906)
                                                          ----------------        ----------

    Net cash used in investing activities.............        (295,845)             (228,524)
                                                            ----------            ----------

Cash flows from financing activities:
  Proceeds from bank debt.............................         914,676               319,078
  Repayment of bank debt..............................        (788,690)             (154,735)
  Proceeds from senior debt...........................           5,500                 6,500
  Repayment of senior debt............................        (911,131)               (7,117)
  Preferred stock dividends...........................         (15,130)               (4,918)
  Net proceeds from issuance of Redeemable
    Exchangeable Convertible Preferred Stock..........         624,734                     -
  Proceeds from issuance of senior subordinated debt..         399,385                     -
  Issuance of common stock............................           2,990                 2,629
  Decrease in obligation to related party.............          (2,864)               (2,867)
  Payments of capital lease obligations and other debt          (1,647)               (3,255)
  Additions to deferred financing and other costs.....         (16,629)               (4,930)
                                                          ------------          ------------

    Net cash provided by financing activities.........         211,194               150,385
                                                           -----------           -----------

Net increase in cash and cash equivalents.............           1,804                12,137

Cash and cash equivalents at beginning of year........          15,332                11,350
                                                          ------------          ------------

Cash and cash equivalents at end of period............     $    17,136           $    23,487
                                                           ===========           ===========







                     See accompanying notes to consolidated
                              financial statements.

                                      (6)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

Note 1.    Basis of Presentation
           ---------------------

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

Note 2.    Responsibility for Interim Financial Statements
           -----------------------------------------------

The financial statements as of and for the six and three month periods ended June 30, 1996 presented in this Form 10-Q are unaudited; however, in the opinion of management, such interim statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1996.

Note 3.    Loss Per Common Share
           ---------------------

Net loss per common share is computed based on the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation as their effect would be to decrease net loss per common share.

Note 4.    Cash Flows
           ----------

The Company paid cash interest expense of approximately $118,648 and $123,645 for the six months ended June 30, 1996 and 1995, respectively. The Company's noncash financing activities for the six months ended June 30, 1996 included capital lease obligations of $2,111 incurred when the Company entered into leases for new equipment and preferred stock dividend requirements of $43,043. Advance related to acquisition for the six months ended June 30, 1996 represents a payment of $70,000 made in March 1996 in connection with the Company's pending acquisition of the interest that it does not already own in U.S. Cable.

                                   (7)

              CABLEVISION SYSTEM CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.    Write off of Deferred Interest and Financing Costs
           --------------------------------------------------

During the second quarter of 1996 the Company wrote off $24,012 of deferred interest and financing costs in connection with a reorganization and refinancing of certain of the Company's subsidiaries. See "Liquidity and Capital Resources - Cablevision of Ohio." In connection with the refinancing and the formation of Cablevision of Ohio, all indebtedness to V Cable and VC Holding was repaid, and accordingly, all deferred costs related to V Cable were written off.

Note 6.    Recent Developments
           -------------------

In May 1996, the Company issued $250,000 principal amount of 10 1/2% Senior Subordinated Debentures due 2016 and $150,000 face amount ($149,392 amortized amount at June 30, 1996) of its 9 7/8% Senior Subordinated Notes due 2006. The net proceeds of approximately $389,000 were used to repay borrowings under the Company's Credit Agreement.

Also in May 1996, the Company entered into an agreement with Warburg, Pincus Investors, L.P. ("Warburg") to acquire from Warburg the approximately 70% of equity interests that the Company does not already own in A-R Cable Services, Inc., A-R Cable Partners, Cablevision of Newark and Cablevision of Framingham Holdings, Inc. for $183,000. In addition, in connection with the acquisition, the Company will assume the outstanding debt of the respective entities (approximately $513,000 as of June 30, 1996). These systems serve approximately 420,000 customers. The transaction is subject to receipt of necessary regulatory approvals.


                                       (8)

                          CABLEVISION SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA
- ----------------------------

                                                    Six Months Ended June 30,
                                       ----------------------------------------------
                                               1996                   1995
                                       ----------------------  ----------------------         (Increase)
                                                       % of                      % of          Decrease
                                       Amount        Revenues      Amount      Revenues       in Net Loss
                                       ------        --------      ------      --------       -----------
                                                         (Dollars in thousands)

Revenues.............................. $ 624,496       100%       $ 509,135      100%         $ 115,361

Operating expenses:
   Technical..........................   257,580        41          193,243       38            (64,337)
   Selling, general & administrative..   146,439        23          131,611       26            (14,828)
   Depreciation and amortization......   175,168        28          159,537       31            (15,631)
                                       ---------                  ---------                   ---------
Operating profit......................    45,309         7           24,744        5             20,565
Other expense:
   Interest expense, net..............  (129,859)      (21)        (154,528)     (30)            24,669
   Share of affiliates' net loss......   (40,061)       (6)         (52,692)     (10)            12,631
   Write-off of deferred interest and
     financing costs..................   (24,012)       (4)          (2,888)      (1)           (21,124)
   Provision for preferential payment
     to related party.................    (2,800)        -           (2,800)      (1)                 -
   Minority interest..................    (4,810)       (1)          (4,276)      (1)              (534)
   Miscellaneous, net.................    (4,243)       (1)          (2,999)      (1)            (1,244)
                                       ---------                  ---------                   ---------
Net loss..............................  (160,476)      (26)        (195,439)     (38)            34,963
Dividend requirements applicable to
   preferred stocks...................   (58,173)       (9)          (4,918)      (1)           (53,255)
                                       ---------                  ---------                   ---------
Net loss applicable to common
shareholders.......................... $(218,649)      (35)%      $(200,357)     (39)%        $ (18,292)
                                       =========                  =========                   =========

OTHER OPERATING DATA:
- --------------------

Operating profit before depreciation
   and amortization1..................  $220,477               $184,281
Net cash provided by operating
  activities2 ........................    86,455                 90,276
Net cash used in investing
  activities2 ........................   295,845                228,524
Net cash provided by financing
  activities2 ........................   211,194                150,385


- -----------------------------
1 Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.
2 See Item 1. - "Consolidated Statements of Cash Flows."

                                       (9)

                               CABLEVISION SYSTEMS CORPORATION



STATEMENT OF OPERATIONS DATA
- ----------------------------

                                                  Three Months Ended June 30,
                                       ----------------------------------------------
                                               1996                    1995
                                       ----------------------  ----------------------          (Increase)
                                                       % of                      % of          Decrease
                                       Amount        Revenues      Amount      Revenues       in Net Loss
                                       ------        --------      ------      --------       -----------
                                                         (Dollars in thousands)

Revenues.............................. $ 320,331       100%       $ 263,734      100%         $  56,597

Operating expenses:
   Technical..........................   128,890        40          100,018       38            (28,872)
   Selling, general & administrative..    73,551        23           75,794       29              2,243
   Depreciation and amortization......    90,474        28           76,883       29            (13,591)
                                       ---------                  ---------                   ---------
Operating profit......................    27,416         9           11,039        4             16,377
Other expense:
   Interest expense, net..............   (61,964)      (19)         (79,200)     (30)            17,236
   Share of affiliates' net loss......   (19,093)       (6)         (23,587)      (9)             4,494
   Write-off of deferred interest and
     financing costs..................   (24,012)       (8)               -        -            (24,012)
   Provision for preferential payment
     to related party.................    (1,400)        -           (1,400)       -                  -
   Minority interest..................    (2,455)       (1)          (2,166)      (1)              (289)
   Miscellaneous, net.................    (2,666)       (1)          (1,623)      (1)            (1,043)
                                       ---------                  ---------                   ---------
Net loss..............................   (84,174)      (26)         (96,937)     (37)            12,763
Dividend requirements applicable to
   preferred stocks...................   (33,795)      (11)          (2,447)      (1)           (31,348)
                                       ---------                  ---------                   ---------
Net loss applicable to common
shareholders.......................... $(117,969)      (37)%       $(99,384)     (38)%        $ (18,585)
                                       =========                  =========                   =========

OTHER OPERATING DATA:
- --------------------

Operating profit before depreciation
   and amortization1..................  $ 117,890               $ 87,922
Net cash provided by operating
  activities..........................     40,248                 48,927
Net cash used in investing
  activities..........................    113,484                 67,260
Net cash provided by financing
  activities..........................     62,355                 20,287


- -----------------------------
1 Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.


                                      (10)

                       CABLEVISION SYSTEMS CORPORATION



1995 acquisitions. In July 1995, the Company, through its wholly-owned
- -----------------
subsidiary Rainbow Programming, purchased NBC's interests in SportsChannel New York and Rainbow News 12 Company, giving Rainbow Programming a 100% interest in these companies. In December 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own, and upon consummation of the acquisition, Cablevision of Boston became a member of the Restricted Group. The foregoing acquisitions will be referred to as the "1995 Acquisitions."

Revenues for the six and three months ended June 30, 1996 increased $115.4
- --------
million (23%) and $56.6 million (21%), respectively, when compared to the same periods in 1995. Increases of 13% and 12%, respectively, for the six and three month periods were attributable to the 1995 Acquisitions, with the remaining increases of 10% and 9%, respectively, resulting primarily from internal growth in the average number of subscribers (approximately 133,000 for the six month period), increases in other revenue sources and rate increases.

Technical expenses increased 33% and 29%, respectively, for the six and three
- -----------------
months ended June 30, 1996 over the corresponding 1995 periods. Increases of approximately 20% and 19% for the respective six and three month periods were directly attributable to the 1995 Acquisitions. The remaining 13% and 9% increases were due primarily to increases in those costs directly associated with the internal growth in the average number of subscribers mentioned above along with higher engineering costs. As a percentage of revenues, technical expenses increased 3% and 2%, respectively, for the six and three months ended June 30, 1996 over the same 1995 periods.

Selling, general and administrative expenses increased 11% for the six months
- -------------------------------------------
and decreased 3% for the three months ended June 30, 1996 over the comparable 1995 periods. Increases of 12% and 10% for the respective periods resulted from the 1995 Acquisitions. During 1996 and 1995, adjustments were made related to an incentive stock plan. Excluding these adjustments, and the effects of the 1995 Acquisitions, discussed above, selling, general and administrative expenses would have increased 13% and 10%, respectively, for the six and three months ended June 30, 1996 over the same 1995 periods primarily due to higher administrative, sales and marketing and customer service costs, and as a percentage of revenues, would have increased 1% for the six month period and remained relatively constant for the three month period.

Operating profit before depreciation and amortization increased 20% and 34%,
- ----------------------------------------------------
respectively, for the six and three months ended June 30, 1996 compared to the same periods in 1995. Increases of approximately 5% and 6%, for the respective six and three month periods were a direct result of the 1995 Acquisitions. The remaining 15% and 28% increases resulted as the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the 1995 Acquisitions as if they had occurred on January 1, 1995 and the exclusion of incentive stock plan adjustments, referred to above, operating profit before depreciation and amortization would have increased 7% and 11% in the respective six and three month periods. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial

                                   (11)

                       CABLEVISION SYSTEMS CORPORATION


performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased 10% and 18%, respectively, for
- -------------------------------------
the six and three months ended June 30, 1996 over the comparable 1995 periods. Approximately 13% and 16% of the respective increases were attributable to acquisitions. A decrease of 3% for the six month period and an increase of 2% for the three month period were the net result of increased depreciation charges on new assets placed in service, which were more than offset for the six month period and partially offset in the three month period by a reduction in amortization charges on certain intangible assets which become fully amortized.

Net interest expense decreased 16% and 22%, respectively, for the six and three
- --------------------
months ended June 30, 1996 compared to the same 1995 periods. Increases of 5% in each period were directly attributable to the 1995 Acquisitions. Offsetting decreases of 21% and 27% for the respective six and three month periods resulted primarily from the repayment of bank debt with the proceeds from the Company's issuances of preferred stock in 1995 and 1996.

Share of affiliates' net losses decreased from $52.7 million and $23.6 million
- -------------------------------
for the six and three months ended June 30, 1995 to $40.1 million and $19.1 million for the six and three months ended June 30, 1996. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the six months ended June 30, 1996 and 1995 amounted to $34.1 million and $47.7 million, respectively, and in the net losses of certain programming businesses, in which the Company has varying ownership interests, which aggregated $6.0 million and $5.0 million for the respective six and three month periods.

Write off of deferred interest and financing costs in 1996 consists of such
- -------------------------------------------------
costs related to a refinancing of the Company's subsidiary, V Cable, in December 1992. In April 1996, Cablevision of Ohio was formed in connection with a new reorganization and refinancing involving certain of the Company's subsidiaries and accordingly all costs associated with the initial refinancing in December 1992, mentioned above, were written off during the second quarter of 1996. In 1995, deferred financing costs written off were associated with Rainbow Programming's replacement of its original $105 million credit facility in January 1995 with a new $202 million facility.

Provision for preferential payment to related party consists of the expensing of
- ---------------------------------------------
the proportionate amount due with respect to an annual payment ($5.6 million) made in connection with the acquisition of Cablevision of New York City in 1992.

Minority interest represents NBC's share of the net income of AMCC.
- -----------------

Dividend requirements applicable to preferred stocks increased from $4.9 million
- ----------------------------------------------------
to $58.2 million for the six months ended June 30, 1995 compared to the same 1996 period due to the Company's issuances of preferred stock during the fourth quarter of 1995 and first quarter of 1996.

                                   (12)

                       CABLEVISION SYSTEMS CORPORATION


Liquidity and Capital Resources
- -------------------------------

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries (including Cablevision of Boston as of December 15, 1995 and the Long Island system formerly included as part of V Cable) and an unrestricted group of certain subsidiaries. Unrestricted Cable consists of Cablevision of Ohio and Cablevision MFR. Other Unrestricted Subsidiaries consists primarily of Rainbow Programming and CSC Technology, Inc.


The following table presents selected unaudited historical results of operations and other financial information related to the captioned groups or entities as of and for the six months ended June 30, 1996. Adjustments have been made between the Restricted Group and Unrestricted Cable to reflect the transfer of certain cable television systems among the groups.



                                                                     Other
                                    Restricted    Unrestricted    Unrestricted       Total
                                      Group           Cable       Subsidiaries      Company
                                      -----           -----       ------------      -------
                                                        (Dollars in thousands)

Revenues.....................     $    412,787     $   102,246    $   109,463     $   624,496

Operating expenses:
    Technical................          168,272          41,069         48,239         257,580
    Selling, general and
       administrative........           73,732          18,816         53,891         146,439
    Depreciation and
       amortization..........          104,311          49,486         21,371         175,168
                                  ------------    ------------   ------------    ------------

Operating profit (loss)......     $     66,472    $     (7,125)  $    (14,038)   $     45,309
                                  ============    ============   ============    ============

Total interest expense.......     $     94,131    $     26,353   $     11,615    $    132,099
                                  ============    ============   ============    ============

Bank and other senior debt...     $    410,001     $   487,400    $   229,532    $  1,126,933
                                  ============     ===========    ===========    ============

Subordinated debt............     $  1,323,037     $   141,268(1) $              $  1,464,305
                                  ============     ===========    ===========    ============

Obligation to related party..     $    190,081(2)  $              $              $    190,081
                                  ============     ===========    ===========    ============

Deficit investment in affiliates  $    482,257     $              $     2,987    $    485,244
                                  ============     ===========    ===========    ============

Redeemable Exchangeable
    Preferred Stock..........     $    950,794     $              $              $    950,794
                                  ============     ===========    ===========    ============

Capital expenditures.........     $    118,361     $    54,974    $     4,777    $    178,094(3)
                                  ============     ===========    ===========    ============

Ending Cable subscribers.....        1,646,000         487,000                      2,133,000
                                  ============     ===========    ===========    ============



- ---------------------
(1) Guaranteed by the Restricted Group.
(2) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC Acquisition.
(3) Includes intercompany elimination of $18.


                                   (13)

                       CABLEVISION SYSTEMS CORPORATION


Restricted Group
- ----------------

On May 16, 1996, the Company issued $150 million of 9 7/8% Senior Subordinated Notes due 2006 and $250 million of 10 1/2% Senior Subordinated Debentures due 2016. The net proceeds of approximately $389 million were used to repay borrowings under the Company's Credit Agreement.

On April 17, 1996, the Long Island system of V Cable became a member of the Restricted Group, and the Cleveland System became a member of the Unrestricted Group and a party to the Cablevision of Ohio credit agreement. This resulted in a net increase in borrowings of $140 million under the Restricted Group's Credit Agreement, defined below.

On July 24, 1996, the Restricted Group had total usage under its $1.5 billion credit agreement (including the credit facility for Cablevision of New Jersey, collectively the "Credit Agreement") of $396 million and letters of credit of $17 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $1,062 million at July 24, 1996. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of June 30, 1996 the Company had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $120 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of two and one half years. The average effective annual interest rate on all bank debt outstanding as of June 30, 1996 was approximately 7.8%.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through 1997 to meet its debt service and preferred stock dividend requirements including amortization requirements under the Credit Agreement, and to fund its planned capital expenditures.

The Company intends to incur additional expenditures in order to facilitate the startup of such adjunct businesses as high speed data services, residential telephony, video on demand and near video on demand. To successfully roll out these adjunct businesses significantly beyond the development phases, the Company will require additional capital from the sale of equity in the capital markets or to a strategic investor.


                                   (14)

                       CABLEVISION SYSTEMS CORPORATION

UNRESTRICTED CABLE
- ------------------

Cablevision of Ohio
- -------------------

On April 17, 1996, all remaining indebtedness of V Cable and VC Holding amounting to approximately $424 million, including accrued interest, was repaid. Under the new Cablevision of Ohio credit facility (see Cablevision of Ohio, below), $209 million was made available with the balance of approximately $215 million provided by the Restricted Group. Upon payment and satisfaction of all outstanding indebtedness of V Cable and VC Holding described above, such credit agreements with GECC were terminated.

The Company's subsidiaries Telerama, Inc., Cablevision of the Midwest, Inc., and Cablevision of Cleveland L.P., (collectively "Cablevision of Ohio") are party to a credit facility with a group of banks led by NationsBank of Texas, N.A., as agent (the "Cablevision of Ohio Credit Facility") which consists of a nine year $425 million reducing revolving credit facility which matures on June 30, 2005 and a nine and one half year $75 million term loan facility which matures on December 31, 2005. The reducing revolving facility has scheduled facility reductions beginning in 1999. The term loan facility requires repayments of $375,000 per year from 1997 through 2003 with the balance to be repaid in the final two years. As of July 24, 1996 Cablevision of Ohio had outstanding borrowings under its reducing revolving facility of $227 million, $1 million of outstanding letters of credit leaving unrestricted and undrawn funds available amounting to $197 million. The funds available under the reducing revolving credit facility will be used to rebuild the Cablevision of Ohio plant and for general corporate purposes. The Cablevision of Ohio Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision of Ohio to maintain certain financial ratios.

The Company believes that for Cablevision of Ohio, internally generated funds together with funds available under its existing credit agreement, will be sufficient to meet its debt service requirements including amortization requirements under its credit agreement and to fund its capital expenditures through 1997.

Monmouth and Riverview
- ----------------------

Monmouth/Riverview are party to a credit facility, as amended on May 12, 1995, with a group of banks led by Nations Bank of Texas, N.A., as agent (the "Monmouth/Riverview Credit Facility"). The maximum amount available to Monmouth/Riverview under the Monmouth/Riverview Credit Facility is $285 million with a final maturity at June 30, 2003. The facility is a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of July 24, 1996, Monmouth/Riverview had outstanding bank borrowings of $198 million. Unrestricted and undrawn funds available to Monmouth/Riverview under the Monmouth/Riverview Credit


                                   (15)

                       CABLEVISION SYSTEMS CORPORATION


Facility amounted to approximately $84 million at July 24, 1996. The Monmouth/Riverview Credit Facility contains certain financial covenants that may limit Monmouth/Riverview's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Monmouth/Riverview to maintain certain financial ratios. The weighted average interest rate on all bank indebtedness as of June 30, 1996 was approximately 7.9%.


As of June 30, 1996, Monmouth Cablevision and Riverview Cablevision have entered into interest rate swap and cap agreements with several banks on a notional amount of $130 million on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified period, with an average maturity of approximately one year.

The Company believes that for Monmouth/Riverview, internally generated funds together with funds available under its existing credit agreement and capital contributions from the Restricted Group will be sufficient to meet its debt service requirements including its amortization requirements and to fund its capital expenditures through 1997.

On August 8, 1994, Cablevision MFR issued promissory notes totaling $141 million, due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10%, respectively, if interest is paid in shares of the Company's Class A Common Stock). Principal and interest on the notes is payable at Cablevision MFR's election, in cash or in shares of the Company's Class A Common Stock. The promissory notes are guaranteed by the Company and the obligations under the guarantee rank pari passu with the Company's public subordinated debt. In certain circumstances, Cablevision MFR may extend the maturity date of the promissory notes until 2003 for certain additional consideration.

UNRESTRICTED - OTHER
- --------------------


Rainbow Programming
- -------------------

On January 27, 1995, Rainbow entered into an amended and restated credit facility with Toronto-Dominion (Texas), Inc., and Canadian Imperial Bank of Commerce, as co-agents, and a group of banks for $202 million. The credit facility is payable in full at maturity on December 31, 1996, bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement, and contains certain restrictive covenants. Repayment of the loan, as well as the future cash needs of Rainbow Programming and its current programming partnerships including any payments in respect of its MSG option, are anticipated to be made by Rainbow Programming from one or a combination of the following: (i) internally generated funds; (ii) refinancing the existing Rainbow Programming $202 million credit facility; (iii) refinancing the existing $42 million credit agreement of AMCC ($27 million outstanding as of June 30, 1996); (iv) the sale of debt or equity interests in Rainbow Programming or its businesses; and (v) investments or advances from the Restricted Group. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted.


                                   (16)

                               CABLEVISION SYSTEMS CORPORATION

                                 PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

Item 4.    Submission of Matters to a Vote of Security-Holders.

           The Company's Annual Meeting of Shareholders was held on June 19,
           1996.

           The following matters were voted upon at the Company's Annual Meeting of Shareholders, indicating the number of votes cast for and against as well as the number of abstentions:

           Election of Directors:
           ----------------------

           Class A Directors:

           Charles D. Ferris:                  For:              10,520,810
                                               Votes withheld:      245,637
           Richard H. Hochman:                 For:              10,679,810
                                               Votes withheld:       86,637
           Victor Oristano:                    For:              10,679,510
                                               Votes withheld:       86,937
           Vincent Tese:                       For:              10,520,710
                                               Votes withheld:      245,737

           Class B Directors:

           William J. Bell     Marc A. Lustgarten       For:    115,342,090
           Charles F. Dolan    Sheila A. Mahony         Against:          0
           James L. Dolan      Francis F. Randolph, Jr.
           Patrick F. Dolan    Daniel T. Sweeney
           Robert S. Lemle     John Tatta

           Each nominee for election by the Class B common stockholders received the same vote as indicated above.



                                   (17)

                               CABLEVISION SYSTEMS CORPORATION


           Authorize and approve the Company's First Amended and Restated 1996
           Employee Stock Plan:

                Class A Common Stock:                          For:              6,243,463
                                                               Against:          2,844,122
                                                               Abstain:             32,895

                Class B Common Stock:                          For:            115,342,090
                                                               Against:                  0
                                                               Abstain:                  0

           Authorize and approve the Company's 1996 Non-Employee Director Stock Option Plan:

                Class A Common Stock:                          For:              6,897,178
                                                               Against:          2,296,116
                                                               Abstain:             33,464

                Class B Common Stock:                          For:            115,342,090
                                                               Against:                  0
                                                               Abstain:                  0


           Ratification and approval of KPMG Peat Marwick LLP

                Class A Common Stock:                          For:             10,738,684
                                                               Against:             11,777
                                                               Abstain:             15,986

                Class B Common Stock:                          For:            115,342,090
                                                               Against:                  0
                                                               Abstain:                  0

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits.

                 The index to exhibits is on page 20.

           (b) During the quarter, the Company filed a Current Report on Form 8-K with the Commission on May 17, 1996.


                                   (18)

                       CABLEVISION SYSTEMS CORPORATION

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       CABLEVISION SYSTEMS CORPORATION
                                            Registrant




Date:   July  31, 1996                  /s/William J. Bell
      ----------------------           ----------------------------------------
                                       By: William J. Bell, as Vice Chairman of
                                           Cablevision Systems Corporation




Date:   July 31, 1996                  /s/Barry J. O'Leary
      ----------------------           ----------------------------------------
                                       By: Barry J. O'Leary, as Senior Vice
                                           President - Finance and Treasurer and
                                           Principal Financial Officer of
                                           Cablevision Systems Corporation




Date:   July 31, 1996                  /s/Andrew B. Rosengard
      ----------------------           ----------------------------------------
                                       By: Andrew B. Rosengard, as Senior Vice
                                           President and Controller and Chief
                                           Accounting Officer of Cablevision
                                           Systems Corporation

                         CABLEVISION SYSTEMS CORPORATION

                               INDEX TO EXHIBITS

     EXHIBIT                                             PAGE
       NO.           DESCRIPTION                          NO.
    --------         -----------                         ----

         27          Financial Data Schedule