Form 10-K
period 1996-12-31
CABLEVISION SYSTEMS CORP
filed 1997-04-02
CIK 784681

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    X      EXCHANGE ACT OF 1934 [FEE REQUIRED]
---------          For the fiscal year ended December 31, 1996

                                       OR

--------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ___________.

                         Commission File Number: 1-9046

                         Cablevision Systems Corporation
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        11-2776686
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

One Media Crossways, Woodbury, New York                        11797
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (516) 364-8450
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:
        Title of each class:                             Class A Common Stock
        Name of each exchange on which registered:       American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock Exchange on March 18, 1997: $419,287,050.

Number of shares of common stock outstanding as of March 18, 1997:
                        Class A Common Stock - 13,587,151
                        Class B Common Stock - 11,251,234

Documents incorporated by reference - The Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment on Form 8 to this report containing the information required to be disclosed under Part III of Form 10-K.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I
              Item   1.     Business.                                         3

                     2.     Properties.                                      27

                     3.     Legal Proceedings.                               27

                     4.     Submission of Matters to a Vote of
                            Security Holders.                                27

Part II
                     5.     Market for the Registrant's Common Equity
                            and Related Stockholder Matters.                 28

                     6.     Selected Financial Data.                         30

                     7.     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.   32

                     8.     Consolidated Financial Statements.               45

                     9.     Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure.          82

Part III*
                     10.    Directors and Executive Officers of the
                            Registrant.                                      *

                     11.    Executive Compensation.                          *

                     12.    Security Ownership of Certain Beneficial
                            Owners and Management.                           *

                     13.    Certain Relationships and Related
                            Transactions.                                    *

Part IV
                     14.    Exhibits, Financial Statement Schedules,
                            and Reports on Form 8-K.                         82

      * These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment on Form 8 to this report containing the information required to be disclosed under Part III of Form 10-K.


                                       (2)

                                     PART I

Item 1. Business

The Company

Cablevision Systems Corporation, a Delaware corporation and its majority owned subsidiaries (the "Company") own and operate cable television systems in sixteen states with approximately 2,445,000 subscribers at December 31, 1996. The Company also has ownership interests in and/or manages other cable television systems which served an aggregate of approximately 381,000 subscribers at December 31, 1996. Through Rainbow Media Holdings, Inc. (successor to Rainbow Programming Holdings, Inc.), a company owned 75% by the Company and 25% by NBC Cable Holdings, Inc. ("NBC Cable") a subsidiary of National Broadcasting Company, Inc. ("NBC") and its majority owned subsidiaries ("Rainbow Media" or "Rainbow Programming"), the Company owns interests in and manages four nationally distributed 24 hour entertainment pay television networks, eight regional sports networks (one of which is not managed by Rainbow Media), two national sports networks, and four regional news networks. Rainbow Media also owns and operates Rainbow Advertising Sales Corporation, a cable advertising sales organization. In addition, Rainbow Media currently co-manages and has a 50% ownership interest in Madison Square Garden, L.P. ("MSG"), a sports entertainment company which owns and operates the Madison Square Garden Network, two New York based professional sports teams, the Madison Square Garden Arena and the adjoining Theater at MSG. The Company was formed in 1985 to effect a reorganization of its predecessors.

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


                                       (3)

The Company's consolidated cable television systems are concentrated in the New York City greater metropolitan area (69.1% of the Company's total subscribers) and the greater Cleveland metropolitan area (12.6% of total subscribers). The Company believes that its cable systems on Long Island comprise the largest group of contiguous cable television systems under common ownership in the United States (measured by number of subscribers).

Programming

Rainbow Media develops and provides nationally distributed programming networks that each serve a defined niche of the pay television viewing audience. Rainbow Media's owned and operated national networks are American Movie Classics ("AMCC"), Bravo, The Independent Film Channel and Much Music.

Rainbow Media produces and distributes regional and local programming. Under the SportsChannel brand name, the Company owns interests in and operates regional sports networks in New York, Chicago, New England, San Francisco, Cleveland, Cincinnati, Florida and Philadelphia. These services have obtained rights to distribute the games of various professional baseball, hockey and/or basketball games as well as local collegiate and high school events in their respective regions. In addition, the Company produces and distributes four regional news networks serving the surburban areas surrounding New York City.

Rainbow Media owns a 50% interest in, and together with ITT jointly manages, MSG, which owns the Madison Square Garden Network, the New York Knickerbockers, the New York Rangers, the Madison Square Garden Arena and the Theater at MSG (formerly known as the Paramount Theater).

Rainbow Media also owns and operates Rainbow Advertising Sales Corporation ("Rainbow Advertising"), a cable advertising sales organization, that serves as a national spot cable sales representative, the national and regional sales representative for various regional sports networks and the regional cable advertising representative for cable systems in the Cleveland and New York metropolitan areas.

Financing Structure

For financing purposes, the Company is structured as a restricted group and an unrestricted group of subsidiaries.

The restricted group consists of Cablevision Systems Corporation and certain of its subsidiaries, including Cablevision of New York City ("CNYC"), a subsidiary holding the cable television assets previously a part of Cablevision of Boston Limited Partnership ("Cablevision of Boston"), Cablevision of Newark as of September 27, 1996, and Cablevision MFR, Inc. ("Cablevision MFR") as of November 20, 1996 (collectively, the "Restricted Group").

The unrestricted group of subsidiaries consists primarily of Cablevision of Ohio as of April 17, 1996 (consisting of Telerama, Inc., Cablevision of the Midwest, Inc., and Cablevision of Cleveland L.P.), U.S. Cable Television Group, L.P. ("U.S. Cable") as of August 13, 1996, CSC Technology, Inc. and Rainbow Media. In addition, the Company has an unrestricted


                                       (4)
group of investments, consisting of investments in A-R Cable Services, Inc. ("A-R Cable"), Cablevision of Framingham Holdings, Inc. ("CFHI"), and A-R Cable Partners.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the financing of the Company including a discussion of restrictions on investments by the Restricted Group.

Recent Developments

On March 6, 1997, two wholly-owned subsidiaries of Rainbow Media entered into an agreement in principle (the "March 1997 Letter") with ITT Corporation ("ITT") to acquire a majority stake in the equity of MSG.

As discussed below, on February 18, 1997, Rainbow Media, on behalf of two of its wholly-owned subsidiaries, Rainbow Garden Corporation and Garden LP Holding Corp., made a payment of $168.75 million (plus accrued interest) to ITT, increasing its partnership interest in MSG from approximately 26.6% to 50% and thus equalizing its interest in MSG.

Under the March 1997 Letter, Rainbow Media would increase its equity interest in MSG from 50% to 88.5%. ITT would receive $500 million and maintain an 11.5% equity interest in MSG, with the right to require the Company to purchase ITT's remaining 11.5% equity interest in MSG for an aggregate of $150 million in the two years following the closing. The Company can satisfy the put in cash or the Company's Class A Common Stock. In three years, the Company also would have the right to purchase ITT's remaining equity interest in MSG if ITT chooses not to exercise its "put" option.

The Company has received a commitment letter from the Chase Manhattan Bank and Chase Securities Inc., for the provision to MSG of an $850 million stand alone senior secured credit facility. The facility would consist of a $650 million, seven and one-half year term loan and a $200 million revolving credit facility. The proceeds of the term loan would be used to redeem 77% of ITT's remaining 50% interest in MSG, as described above, and to refinance MSG's existing indebtedness. The proceeds of the revolving facility would be used to finance a portion of the above described transaction, and to finance MSG's working capital requirements and general corporate needs. The commitment letter is subject to a number of conditions precedent, including the execution of definitive loan documentation.

The transactions contemplated by the March 1997 Letter would close upon satisfaction of the conditions thereto, including the execution of a definitive acquisition agreement, the approval of the National Basketball Association and the National Hockey League and other customary conditions.


                                       (5)

On April 1, 1997, Rainbow Media consummated a transaction (the "NBC" Transaction") in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC received a 25% equity interest (which interest may be increased up to 27% under certain circumstances) in non-voting Class C common stock of Rainbow Media. The Company owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media.

On August 13, 1996, the Company acquired the partnership interests in U.S. Cable that it did not already own for approximately $4 million and repaid the debt owed to GECC of approximately $154 million with proceeds from a new $175 million U.S. Cable credit facility.

During 1996, Rainbow Media invested approximately $5.8 million in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. In the first quarter of 1997, Rainbow Media invested an additional $3.7 million in the joint venture.

In May 1996, the Company entered into an agreement (the "Warburg Agreement") with Warburg, Pincus Investors, L.P. ("Warburg") to acquire from Warburg interests that the Company does not already own in A-R Cable Services, Inc. ("A-R Cable"), A-R Cable Partners, Cablevision of Newark and Cablevision of Framingham Holdings, Inc. for $183 million subject to certain adjustments and regulatory approval. On September 27, 1996, the Company acquired from Warburg the equity interests that Warburg owned in Cablevision of Newark for approximately $37 million, giving the Company full ownership of Cablevision of Newark. In connection with the acquisition of the remaining Warburg Companies, the Company agreed to assume the outstanding debt of the respective entities (approximately $470 million as of December 31, 1996). These systems served approximately 381,000 subscribers as of December 31, 1996. On February 3, 1997, the Company made a non-refundable deposit of $30 million in partial payment of the purchase price under the Warburg Agreement. The transaction is expected to close in July 1997.

On August 23, 1996, the Company entered into an agreement with Northcoast Operating Co., Inc. ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $31 million to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. Northcoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and a cousin of James Dolan.


                                       (6)

Cable Television Operations

General.

As of December 31, 1996, the Company's consolidated cable television systems served approximately 2,445,000 subscribers in sixteen states, primarily in the metropolitan areas of New York, Ohio, Connecticut, New Jersey, Michigan, and Massachusetts.

The following table sets forth certain statistical data regarding the Company's cable television operations (1). During 1996, Cablevision of Newark and U.S. Cable, formerly unconsolidated affiliates, became part of the Restricted and Unrestricted Groups, respectively. North Coast Cable was transferred to the Unrestricted Group in exchange for V Cable's Long Island cable television system. Cable television systems in Lynbrook and Portchester, N.Y., formerly unconsolidated affiliates, became part of the Restricted Group in exchange for a cable television system located in Haverhill, MA. formerly owned by the Restricted Group. During 1995 Cablevision of Boston, formerly an unconsolidated affiliate, became part of the Restricted Group and Cablevision of Chicago was sold. During 1994 CNYC and North Coast Cable became part of the Restricted Group.
                                                    As of December 31,
                                                 ----------------------------
                                                  1996        1995       1994
                                                  ----        ----       ----
Homes passed (2):
               Restricted group                  2,982,000  2,796,000  2,370,000
               Unrestricted group                  876,000    532,000    529,000
                                                 ---------  ---------  ---------
               Company consolidated              3,858,000  3,328,000  2,899,000
                                                 =========  =========  =========
               Managed unconsolidated cable        539,000    988,000  1,427,000
                  affiliates                     =========  =========  =========

Basic service subscribers:
               Restricted group                  1,888,000  1,756,000  1,477,000
               Unrestricted group                  557,000    305,000    291,000
                                                 ---------  ---------  ---------
               Company consolidated              2,445,000  2,061,000  1,768,000
                                                 =========  =========  =========
               Managed unconsolidated cable        381,000    662,000    861,000
                 affiliates                      =========  =========  =========

Average number of premium units per basic subscriber:
               Restricted group                        1.7        2.0        1.9
               Unrestricted group                      1.3        1.3        1.1
               Company consolidated                    1.6        1.9        1.8
               Managed unconsolidated cable
                 affiliates                            0.9        1.1        1.2

Average revenue per basic subscriber (3):
               Restricted group                     $38.84     $38.08     $37.48
               Unrestricted group                   $29.54     $31.43     $30.52
               Company consolidated                 $36.71     $37.07     $36.33
               Managed unconsolidated cable         $29.89     $28.68     $29.71
                 affiliates
----------
(1) No information is provided in this table for any period in which an entity was not a consolidated subsidiary of the Company.
(2) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(3) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Business - Cable Television Operations - Subscriber Rates and Services; Marketing and Sales."


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

System Capacity.

The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. The Company's cable television systems have a minimum capacity of 35 channels and 86% of its


                                       (8)
subscribers are currently served by systems having a capacity of at least 52 channels. As a result of currently ongoing upgrades, the Company expects that by December 1997 approximately 79% (85% excluding U.S. Cable) of its subscribers will be served by systems having a capacity of at least 77 channels. A substantial portion of the system upgrades either completed or underway will utilize fiber optic cable.

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

Franchises.

The Company's cable television systems are operated primarily under nonexclusive franchise agreements with local governmental franchising authorities, in some cases with the approval of state cable television authorities. Franchising authorities generally charge a fee of up to 5% based on a percentage of certain revenues of the franchisee. In 1996 franchise fee payments made by the Company aggregated approximately 4% of total revenues.

The Company's franchise agreements are generally for a term of ten to fifteen years from the date of grant, although recently renewals have often been for five to ten year terms. Some of the franchises grant the Company an option to renew. Except for the Company's franchises for the Town of Brookhaven, New York which expired in 1991, the town of Islip which expired in 1994 and the City of Norwalk which expired in 1996, the expiration dates for the Company's ten largest franchises range from 1997 to 2001. In certain cases, including the Town of Brookhaven, the Company is operating under temporary licenses while negotiating renewal terms with the franchising authorities. Franchises usually require the consent of the franchising authority prior to the sale, assignment, transfer or change in ownership or operating control of the franchisee.

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

The Telecommunications Act of 1996 ("1996 Telecom Act") repealed the 1984 Act prohibition against telco-cable cross-ownership and provides that a local exchange telephone company may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based (MMDS or DBS) multichannel video programming distributor; (2) as a cable operator, fully subject to the franchising, rate regulation and other provisions of the 1984 and 1992 Cable Acts; and (3) through an "open video system" that is certified by the FCC to be offering nondiscriminatory access to a portion of its channel capacity for unaffiliated program distributors, subject only to selected portions of the regulations applicable to cable operators. Non-telephone companies may also become "open video systems" and provide video competition to cable systems without obtaining a franchise. A local telephone company also may provide the "transmission of video programming" on a common carrier basis. As noted below, telephone companies in several of the Company's franchise areas have applied for franchises to offer cable service fully subject to the 1984 and 1992 Cable Acts. Several companies have sought to become "open video systems" in areas in which the company operates cable systems in Boston, New York City and Westchester County, New York.

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

Multipoint distribution services ("MDS"), which deliver premium television programming over microwave superhigh frequency channels received by subscribers with a special antenna, and multichannel multipoint distribution service ("MMDS"), which is capable of carrying four channels of television programming, also compete with certain services provided by the Company's cable television systems. By acquiring several MMDS licenses or subleasing from several MMDS operators and holders of other types of microwave licenses, a single entity can increase channel capacity to a level more competitive with cable systems. MDS and MMDS systems are not required to obtain a municipal franchise, are less capital intensive, require lower up-front capital


                                      (10)
expenditures and are subject to fewer local and FCC regulatory requirements than cable systems. The ability of MDS and MMDS systems to serve homes and to appeal to consumers is affected by their less extensive channel capacity and the need for unobstructed line of sight over-the-air transmission. The Company competes with MDS and MMDS operators generally in its metropolitan service areas.

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

The FCC has proposed establishing a new local multipoint distribution service ("LMDS", sometimes referred to as "cellular cable") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with cable systems, as well as two-way communications services. The FCC has proposed using auctions to select licensees. Suite 12 Group, the originator of this service, currently holds an experimental license and has constructed a video transmission service using the 28 Ghz band in a portion of the Company's New York City service area. The FCC has proposed barring both telephone and cable companies from bidding for LMDS frequencies in their own service areas.

The 1984 Cable Act specifically legalized, under certain circumstances, reception by private home earth stations of satellite-delivered cable programming services. By law, dish owners have the right to receive broadcast superstations and network affiliate transmissions in return for a compulsory copyright fee. Cable programmers have developed new marketing efforts to reach these viewers. Direct broadcast satellite ("DBS") systems permit satellite transmissions from the low-power C-Band to be received by antennae approximately 60 to 72 inches in diameter at the viewer's home. Higher power DBS systems providing transmissions over the Ku-Band permit the use of smaller receiver antennae and thus are more appealing to customers. Four DBS systems are now operational in the United States, some with investment by companies with substantial resources such as Hughes Electronics Corp., AT&T Corp., News Corporation and MCI. Both C-Band and Ku-Band DBS delivery of television signals are competitive alternatives to cable television.

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


                                      (11)

The full extent to which developing media will compete with cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete.

Although substantially all the Company's cable television franchises are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the Company operates or a municipality could build a competing cable system. SNET, the dominant telephone company in Connecticut has obtained a statewide franchise to build and operate a competing cable television system in the communities in Connecticut in which the Company currently holds a cable franchise. Ameritech has applied for franchises to offer cable service in certain of the Company's franchise areas in the Midwest. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable systems or municipally-owned cable systems. See "Regulation - 1992 Cable Act," below.

Regulation.

1984 Cable Act. The 1984 Cable Act set uniform national guidelines for cable regulation under the Communications Act of 1934. While several of the provisions of the 1984 Cable Act have been amended or superseded by the 1992 Cable Act and/or the 1996 Telecom Act, each described below, other provisions of the 1984 Act, including the principal provisions relating to the franchising of cable television systems, remain in place. The 1984 Cable Act authorizes states or localities to franchise cable television systems but sets limits on their franchising powers. It sets a ceiling on cable franchise fees of 5% of gross revenues and prohibits localities from requiring cable operators to carry specific programming services. The 1984 Cable Act protects cable operators seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial. The 1984 Cable Act does not, however, prevent another cable operator from being authorized to build a competing system. The 1992 Cable Act prohibits franchising authorities from granting exclusive cable franchises and from unreasonably refusing to award an additional competitive franchise.

The 1984 Cable Act allows localities to require free access to public, educational or governmental channels, but sets limits on the number of commercial leased access channels cable television operators must make available for potentially competitive services. The 1984 Cable Act prohibits obscene programming and requires the sale or lease of devices to block programming considered offensive.

1992 Cable Act. The 1992 Cable Act represented a significant change in the regulatory framework under which cable television systems operate.

After the effective date of the 1984 Cable Act, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of the Company's systems. The 1992 Cable Act reintroduced rate regulation for certain services and equipment provided by most cable systems in the United States, including substantially all of the Company's systems. While several


                                      (12)
of the provisions of the 1992 Cable Act have been amended or superseded by the 1996 Telecom Act, other provisions remain in place.

The 1992 Cable Act requires each cable system to establish a basic service package consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals that the cable system wishes to carry, and all public, educational and governmental access programming. The rates for the basic service package are subject to regulation by local franchising authorities. Under the FCC's 1993 rate regulation rules, a cable operator whose per channel rates as of September 30, 1992 exceeded an FCC established benchmark was required to reduce its per channel rates for the basic service package by up to 10% unless it could justify higher rates on the basis of its costs. In 1994, after reconsideration, the FCC ordered a further reduction of 7% in rates for the basic service tier in effect on September 30, 1992, for an overall reduction of 17% from those rates. Franchise authorities (local municipalities or state cable television regulators) are also empowered to regulate the rates charged for the installation and lease of the equipment used by subscribers to receive the basic service package (including a converter box, a remote control unit and, if requested by a subscriber, an addressable converter box or other equipment required to access programming offered on a per channel or per program basis), including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets. The FCC's rules require franchise authorities to regulate rates for equipment and connections for additional television sets on the basis of an actual cost formula developed by the FCC, plus a return of 11.25%. No additional charge is permitted for the delivery of regulated services to additional sets unless the operator incurs additional programming costs in connection with the delivery of such services to multiple sets.

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

The FCC's rules provide that, unless a cable operator can justify higher rates on the basis of its costs, increases in the rates charged by the operator for the basic service package or any other regulated package of service may not exceed an inflation indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs that exceed the inflation index. Increases in fees paid to broadcast stations for the retransmission of their signals above those in effect on October 6, 1994 may be passed through to subscribers.

In 1994 the FCC also adopted guidelines for cost-of-service showings that establish a regulatory framework pursuant to which a cable television operator may attempt to justify rates in excess of the benchmarks. Such justification would be based upon (i) the operator's costs in operating a cable television system (including certain operating expenses, depreciation and taxes) and (ii) a return on the investment the operator has made to provide regulated cable television services in such system (such investment being referred to as its "ratebase", which includes working capital and certain


                                      (13)
costs associated with the construction of such system). The guidelines (1) create a rebuttable presumption that excludes from a cable television operator's ratebase any "excess acquisition costs" (equal to the excess of the purchase price for a cable television system over the original construction cost of such system, or its book value at the time of acquisition), (2) include in the rate base the costs associated with certain intangibles such as franchise rights and customer lists, and (3) set a uniform rate of return for regulated cable television service of 11.25% after taxes.

In 1994 the FCC also reversed its prior policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package are now subject to rate regulation by the FCC. In light of the uncertainty created by the various criteria that the FCC previously applied to a la carte packages, the FCC, in those cases in which it was not clear how the FCC's previous criteria should have been applied to the package at issue, and where only a "small number" of channels were moved from a previously regulated tier to the package, allowed cable operators to treat existing packages as new product tiers ("NPT") as discussed below.

The FCC, in addition to revising its rules governing a la carte channels, also revised its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. The FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services in addition to the present formula for calculating the permissible rate for new services. Commencing on January 1, 1995, operators could charge for new channels of cable programming services added after May 14, 1994 at a markup of up to 20 cents per channel over actual programming costs, but may not make adjustments to monthly rates for these new services totaling more than $1.20, plus an additional 30 cents solely for programming license fees, per subscriber over the first two years of the three-year period. Cable operators could charge an additional 20 cents in the third year, 1997, only for channels added in that year. Cable operators electing to use the 20 cent per channel adjustment may not take a 7.5% mark-up on programming cost increases, which was permitted under the FCC's prior rate regulations. The FCC requested further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

Additionally, the FCC permitted cable operators to offer NPTs at rates that they elect so long as, among other conditions, other service tiers that are subject to rate regulation are priced in conformity with applicable FCC regulations and cable operators do not remove programming services from existing service tiers and offer them on the NPT.

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

In addition, the 1992 Cable Act (i) requires cable programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS, and prohibits new exclusive contracts with program suppliers without FCC approval, (ii) directs the FCC to set standards for limiting the number of channels that a cable television system


                                      (14)
operator could program with programming services controlled by such operator,
(iii) bars municipalities from unreasonably refusing to grant additional competitive franchises, (iv) requires cable television operators to carry ("Must Carry") all local broadcast stations (including home shopping broadcast stations), or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal ("Retransmission Consent"), (v) requires cable television operators to obtain the consent of any non-local broadcast station prior to retransmitting its signal, and (vi) regulates the ownership by cable operators of other media such as MMDS and SMATV. In connection with clause (ii) above concerning limitations on affiliated programming, the FCC has established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of households that any cable company can serve. In connection with clause (iv) above concerning retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by the Company's cable television systems and have elected to negotiate with the Company for Retransmission Consent. The Company has obtained Retransmission Consent agreements with most broadcast stations it currently carries, but a number of these agreements are temporary in nature and the potential remains for discontinuation of carriage if an agreement is not renewed following their expiration. The Company has had to drop a few local stations because of failure to reach retransmission consent agreements.

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

A number of lawsuits have been filed in federal court challenging the constitutionality of various provisions of the 1992 Cable Act. A challenge to the constitutionality of the 1992 Cable Act's Must Carry rules was denied by a federal court in April 1993. On appeal, the United States Supreme Court returned this decision to the lower court for further proceedings. The lower court again upheld the Must Carry rules, but this decision is on appeal to the Supreme Court. Most other challenged provisions of the 1992 Cable Act have been upheld at the federal district court and federal Court of Appeals level, including provisions governing rate regulation and retransmission consent, and appeal of the rate regulation decision was unsuccessful. The Company cannot predict the outcome of any of the foregoing litigation affecting the 1992 Cable Act.

1996 Telecom Act. The 1996 Telecom Act deregulates the rates for non-basic tiers of service provided by all cable operators after March 31, 1999 and immediately deregulates the upper tier rates of entities that operate small cable systems as defined under the statute. It permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. The 1996 Telecom act eliminates the right of individual subscribers to file rate complaints with the FCC concerning certain nonbasic cable programming service tiers, and requires such complaints to be filed by municipalities.


                                      (15)

The 1992 Cable Act provided that all rate regulation, for both the upper tiers and for basic service, is eliminated when a cable system is subject to "effective competition" from another multichannel video programming provider such as MMDS, DBS, a telephone company, or a combination of all of these. The 1996 Telecom Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliates) offers comparable video programming directly to subscribers by any means (other than DBS) in the cable operator's franchise area. Since telephone companies are providing or planning to provide video services in several of the Company's franchise areas, this provision will allow the Company greater flexibility in packaging and pricing its product in those markets.

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

Implementing provisions of the 1993 Budget Act, the FCC has adopted requirements for payment of annual "regulatory fees" which may be passed on to subscribers as "external cost" adjustments to basic cable service. Fees are also assessed for other licenses, including licenses for business radio, cable television relay systems (CARS) and earth stations, which, however, may not be collected directly from subscribers.

The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area, and the states in which the Company's cable television systems operate have done so. The 1996 Telecom Act modifies the pole attachment provisions of the Communications Act by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC is required to adopt new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations are likely to increase the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations will not become effective, however, until five years after enactment of the 1996 Telecom Act, and any


                                      (16)
subsequent increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years.

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

Cable Television Cross-Media Ownership Limitations. In addition to the prohibition on telephone company-cable cross-ownership, now removed by the 1996 Telecom Act, the 1984 Cable Act prohibited any person or entity from owning broadcast television and cable properties in the same market. The 1992 Cable Act imposed limits on new acquisitions of SMATV or MMDS systems by cable operators in their franchise areas. The 1996 Telecom Act repeals the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas. The 1996 Telecom Act leaves in place, however, the cable system-television station cross-ownership restriction contained in the FCC's rules and does not prejudge the Commission's review of the regulation. The 1996 Telecom Act also directed the FCC to revise its existing regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system, which the FCC has done. The 1996 Telecom Act removes the statutory ban on cable-MMDS cross-ownership on any cable operator in a franchise area where one cable operator is subject to effective competition.

State and Municipal Regulation of Cable Television. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, system design and construction, safety, and consumer services remains with either state or local officials and, in some jurisdictions, with both. The 1992 Cable Act expanded the factors that a franchising authority can consider in deciding whether to renew a franchise and limits the damages for certain constitutional claims against franchising authorities for their franchising activities. New York law provides for comprehensive state-wide regulation, including approval of transfers of cable franchises and consumer protection legislation. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with the provisions of the 1984 Cable Act and the 1992 Cable Act. Among the more significant restrictions that the 1984 Cable Act imposes on the regulatory jurisdiction of local franchising authorities is a 5% ceiling on franchise fees and mandatory renegotiation of certain franchise requirements if warranted by changed circumstances.


                                      (17)

Telecommunications Regulation. The 1996 Telecom Act removes barriers to entry in the local telephone market that is now monopolized by the BOCs and other local exchange carriers by preempting state and local laws that restrict competition and by requiring incumbent local exchange telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. At the same time, the new law eliminates the Modified Final Judgment and permits the BOCs to enter the market for long distance service (through a separate subsidiary) after they satisfy a "competitive checklist." The 1996 Telecom Act also permits interstate utility companies to enter the telecommunications market for the first time.

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

Consolidated Cable Affiliates

Cablevision of New York City. In July 1992, the Company acquired (the "CNYC Acquisition") substantially all of the remaining interests in Cablevision of New York City - Phase I through Phase V ("CNYC"), the operator of a cable television system that was under development in The Bronx and parts of Brooklyn, New York. Prior to the CNYC Acquisition, the Company had a 15% interest in CNYC and Mr. Dolan owned the remaining interests. Mr. Dolan remains a partner in CNYC, with a 1% interest and the right to certain preferential payments. CNYC holds franchises that permit construction of the franchised areas in specified phases. Construction of the systems in the Brooklyn and The Bronx franchises has been substantially completed.

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


                                      (18)

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

Cablevision of Boston. On December 15, 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own pursuant to an agreement entered into by the Company and Cablevision of Boston. In connection with the acquisition, the limited partners (other than the Company) of Cablevision of Boston received 682,454 shares (of which 680,266 shares were issued by December 31, 1995) of the Company's Class A Common Stock and the Company paid approximately $83 million, (including fees and expenses) primarily with funds borrowed under the Company's Credit Agreement, to repay existing Cablevision of Boston indebtedness and to make certain payments to Charles F. Dolan, ("Mr. Dolan") referred to below. Upon consummation of the acquisition, Cablevision of Boston became a member of the Restricted Group and all outstanding subordinated advances made by the Company to Cablevision of Boston became intercompany indebtedness. Mr. Dolan, a former general partner of Cablevision of Boston and the Chairman of the Board of the Company, received 7,357 shares of the Company's Class A Common Stock and approximately $20.8 million in cash to repay a portion of Cablevision of Boston's indebtedness to him in connection with the acquisition. The Company and its affiliates (other than Cablevision of Boston's former general partners and their affiliates) received 1,041,553 shares of the Company's Class A Common Stock (such shares are reflected as treasury shares at December 31, 1995) and assumed approximately $42.9 million of intercompany indebtedness referred to above. As part of the acquisition of Cablevision of Boston, the Company entered into an agreement with Mr. Dolan with respect to his 0.5% general partnership interest in Cablevision of Brookline Limited Partnership ("Cablevision of Brookline"), a partnership affiliated with Cablevision of Boston. The Company acquired the remaining 99.5% of the partnership interests in Cablevision of Brookline in the acquisition of Cablevision of Boston. Under the agreement, the Company has a right of first refusal to acquire Mr. Dolan's general partnership interest and a right to acquire such interest on the earlier to occur of Mr. Dolan's death or January 1, 2002 at the greater of $10,000 or the book value of such interest. Mr. Dolan's estate has the right to put the interest to the Company at the same price. Additionally, in the event of a change of control of the Company or Cablevision of Brookline, Mr. Dolan will have the right to put his general partnership interest in


                                      (19)

Cablevision of Brookline to the Company at the greater of (i) prices declining from $3.9 million for the year ended December 15, 1996 to $10,000 for the year ended December 15, 2002 and (ii) the book value of such interest.

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

V Cable, Inc. In February 1996, the Company entered into an agreement with General Electric Capital Corporation ("GECC") pursuant to which the Company effected a reorganization and recapitalization of V Cable whereby all existing indebtedness of V Cable was repaid and V Cable's Cleveland area cable operations became part of Cablevision of Ohio and its remaining cable operations in the New York area became part of the Company's Restricted Group. V Cable's debt was repaid with $500 million from the Company's issuance of its 11 1/8% Series M Preferred Stock and borrowings under the Company's Credit Agreement.

Cablevision of Ohio. In March and April, 1996, Cablevision of Ohio was formed to hold the Company's interests in cable television systems in the Cleveland, Ohio metropolitan area. Cablevision of Ohio is comprised of Telerama Inc., (formerly a subsidiary of V Cable, Inc.), Cablevision of the Midwest, Inc. and Cablevision of Cleveland, L.P. For a description of the financing of Cablevision of Ohio, see Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cablevision of Ohio."

U.S. Cable. In March and August, 1996, U.S. Cable was refinanced and the Company purchased the partnership interests therein that it did not already own, with the result that U.S. Cable is now a


                                      (20)
wholly-owned and separately financed subsidiary of the Company. For a description of the financing of U.S. Cable, see Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - U.S. Cable."

Other Cable Affiliates

A-R Cable. A-R Cable comprises a group of cable television systems in which the Company holds a minority equity interest and Warburg holds the remaining equity interest. The Company expects to purchase the Warburg interests in July, 1997. For a description of the proposed transaction, see "Recent Developments."

A-R Cable Partners. In June 1994, A-R Cable Partners, a partnership comprised of subsidiaries of the Company and Warburg completed the purchase of certain assets of Nashoba Communications, a group of three limited partnerships, for a purchase price of approximately $90.5 million. The Company provided $11.9 million for its 30% interest in A-R Cable Partners and $1.5 million in loans. The Company manages the operations of A-R Cable Partners pursuant to a management agreement which provides for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. The Company expects to complete the purchase of Warburg's interests in A-R Cable Partners in July, 1997. See "Recent Developments."

Cablevision of Framingham. In August 1994, Cablevision of Framingham Holdings, Inc. ("CFHI"), a corporation 30% owned by the Company and 70% owned by Warburg, acquired substantially all of the assets of Framingham Cablevision Associates, L.P. ("Framingham Cablevision") consisting of cable television systems in Massachusetts. The aggregate purchase price, including fees and expenses, for Framingham Cablevision's assets was $37.5 million. Approximately $9.7 million of such purchase price was paid by the issuance by CFHI of a promissory note, guaranteed by the Company, (the "CFHI Note") due in 1998 and bearing interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10%, respectively, if interest is paid in shares of the Company's Class A Common Stock). The Company manages the operations of CFHI pursuant to a management agreement which provides for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. The Company intends to complete the purchase of Warburg's interests in CFHI in July, 1997. See "Recent Developments."

Programming Operations

General.

The Company conducts its programming activities through Rainbow Media and through subsidiaries of Rainbow Media in partnership with certain unaffiliated entities, including Liberty Media Corporation. Rainbow Media's businesses include eight regional SportsChannel services, four national


                                      (21)
entertainment services (AMCC, Bravo Network ("Bravo") Much Music ("MM") and the Independent Film Channel ("IFC")), Rainbow News 12 (regional news services serving the suburban areas surrounding New York City), and the national sports services of Prime SportsChannel Networks (Prime Network and NewSport). Rainbow Media also owns a 50% interest in MSG. See "The Company - Recent Developments".

Rainbow Media acts as managing partner for each of these programming businesses, other than MSG (which is managed jointly with ITT) and SportsChannel Florida Associates (which is managed by Front Row Communications, Inc.), and has reflected its share of the profits or losses in these businesses using the equity method of accounting except for AMCC, SportsChannel New York and News12 Long Island, Connecticut, and Westchester, whose operations were consolidated with those of the Company. Certain of Rainbow Media's programming interests are held through Rainbow Program Enterprises ("RPE"), which is substantially wholly owned by Rainbow Media. Effective with the closing of the NBC Transaction, all majority owned companies will be consolidated with the Company. See "Recent Developments".

The following table sets forth subscriber information as of December 31, 1996 and ownership information as of April 1, 1997 for each of the Company's programming businesses:

Programming
Businesses                     Subscribers       Ownership
----------                    -------------      ---------
                              (In Millions)
National Entertainment:

American Movie Classics            55.7          Company - 100%
Bravo                              21.6          Company - 100%
Bravo Latin America                 1.3          Company - 100%
The Independent Film Channel        2.4          Company - 100%
MuchMusic                           3.8          Company and Chum Ltd.- 50% each

Sports:

Madison Square Garden Network       5.5          Company and ITT - 50% each
SportsChannel New York              3.1          Company - 100%
SportsChannel Pacific               2.7          Company and Liberty - 50% each
Prism/SportsChannelPhiladelphia     2.5          Company - 66 2/3%; Liberty - 33 1/3%
SportsChannel Chicago               2.7          Company and Liberty - 50% each
SportsChannel New England           1.5          Company - 100%
SportsChannel Ohio/Cincinnati       3.6          Company - 100%
SportsChannel Florida               1.7          Company and Front Row - 50% each (1)
Prime Network/NewSport             60.3          Company and Liberty - 50% each

News Services:

News12 Long Island                    .7         Company - 100%
News12 Connecticut                    .2         Company - 100%
News12 New Jersey                     .4         Company and Newark Star Ledger - 50% each
News12 Westchester                    .1         Company - 100%

(1) Front Row has the option to acquire an additional 20% from the Company.


                                    (22)

In March 1995, MSG Holdings, L.P. ("MSG Holdings"), a partnership among subsidiaries of Rainbow Programming and subsidiaries of ITT acquired the business and assets of MSG in a transaction in which MSG merged with and into MSG Holdings. MSG owns the Madison Square Garden Arena and the adjoining Paramount Theater, the New York Rangers professional hockey team, the New York Knicks professional basketball team and the Madison Square Garden Network, a sports programming network with over five million subscribers. The purchase price paid by MSG Holdings for MSG was $1,009.1 million. The name of MSG Holdings has been changed to Madison Square Garden, L.P.

MSG Holdings funded the purchase price of the acquisition through (i) borrowings of $289.1 million under a $450 million credit agreement among MSG Holdings, various lending institutions and Chemical Bank as administrative agent, (ii) an equity contribution from Rainbow Programming of $110 million, and (iii) an equity contribution from ITT of $610 million. ITT, Rainbow Programming and the Company are parties to an agreement made as of August 15, 1994 as amended, (the "Bid Agreement") that, as amended, provided Rainbow Programming the right to acquire interests in MSG Holdings from ITT sufficient to equalize the interests of ITT and Rainbow Programming in MSG Holdings by making certain scheduled payments totalling $250 million (plus interest on any unpaid portion thereof) on specified dates up to and including March 17, 1997. As of February 18, 1997, the Company has made all such scheduled payments and has equalized the interests of ITT and Rainbow Programming in MSG Holdings from funds available from the Company's Restricted Group principal bank credit agreement. In addition, the Company, through Rainbow Programming, funded the periodic interest payments, aggregating approximately $47.7 million, on unpaid portions of the $250 million amount that was required to equalize the interests of ITT and Rainbow Programming in MSG Holdings. These payments were also made from funds available under the Company's Restricted Group principal bank credit agreement. MSG Holdings is managed on a 50-50 basis by Rainbow Programming and ITT.

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

As described under "Recent Developments," subsidiaries of Rainbow Programming have entered into an agreement in principle with ITT to acquire a majority state in the equity of MSG Holdings.

On April 1, 1997, Rainbow Media consummated the NBC Transaction in which
Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC received a 25% equity interest (which interest may be increased up to 27% under certain circumstances) in non-voting Class C common stock of Rainbow Media. The Company owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media.


                                      (23)

In July 1995 Rainbow Media consummated the purchase of NBC's interests in SportsChannel New York and Rainbow News 12 Company for approximately $95.5 million, giving Rainbow Media a 100% interest in SportsChannel New York and Rainbow News 12 Company. The purchase was financed by an additional drawdown of $94 million under Rainbow Media's $202 million amended and restated credit facility and by a $2.5 million equity contribution from the Company for the balance of the purchase price and related fees.

In July 1994, the proceeds of the initial $105 million loan under the original Rainbow Media facility plus $76 million of equity from the Company were used to purchase Liberty Media Corporation's 50% interest in AMCC giving Rainbow Media a 75% ownership interest in AMCC.

Rainbow Media's financing needs have been funded by the Restricted Group's investments in and advances to Rainbow Media, by sales of equity interests in the programming businesses and, through separate, external debt financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

Competition.

There are numerous programming services with which Rainbow Media competes for cable television system distribution and for subscribers, including network television, other national and regional cable services, independent broadcast television stations, television superstations, the home videocassette industry, and developing pay-per-view services. Rainbow Media and the other programming services are competing for limited channel capacity and for inclusion in the basic service tier of the systems offering their programming services. Many of these program distributors are large, publicly-held companies which have greater financial resources than Rainbow Media.

Rainbow Media also competes for the availability of programming, through competition for telecast rights to films and competition for rights agreements with sports teams. The Company anticipates that such competition will increase as the number of programming distributors increases.

In general, the programming services offered by Rainbow Media compete with other forms of television-related services and entertainment media on the basis of the price of services, the variety and quality of programming offered and the effectiveness of Rainbow Media's marketing efforts.

Regulation.

Cable television program distributors such as Rainbow Media are not regulated by the FCC under the Communications Act of 1934. To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, the business of Rainbow Media will be directly affected. As discussed above under "Business - Cable Television Operations Regulation", the 1992 Cable Act limits in certain ways the


                                      (24)

Company's ability to freely manage the Rainbow Media services or carry the Rainbow Media services on their affiliates' systems and imposes or could impose other regulations on the Rainbow Media companies. The "program access" provisions of the 1992 Cable Act require that Rainbow Media services be sold, under certain circumstances, to multichannel video programming providers that compete with the Company's local cable systems. The 1996 Telecom Act extends the program access requirements of the 1992 Cable Act to a telephone company that provides video programming by any means directly to subscribers, and to programming in which such a company holds an attributable ownership interest, thus allowing the Company's cable systems similar access to programming developed by their telephone company competitors.

The 1984 Cable Act prohibits localities from requiring carriage of specific programming services, providing a more open market for Rainbow Media and other cable program distributors. The 1984 Cable Act limits the number of commercial leased access channels that a cable television operator must make available for potentially competitive services but the 1992 Cable Act empowers the FCC to set the rates and conditions for such leased access channels. The reimposition of the FCC's rules requiring blackout of syndicated programming on distant broadcast signals for which a local broadcasting station has an exclusive contract opened new channels for Rainbow Media's services.

Satellite common carriers, from whom Rainbow Media and its affiliates obtain transponder channel time to distribute their programming, are directly regulated by the FCC. All common carriers must obtain from the FCC a certificate for the construction and operation of their interstate communications facilities. Satellite common carriers must also obtain FCC authorization to utilize satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite service and the number of channels available for program producers and distributors such as Rainbow Media and its affiliates. Nevertheless, there are at present numerous competing satellite services that provide transponders for video services to the cable industry.

All common carriers must offer their communications service to Rainbow Media and others on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.

Advertising Services

Rainbow Advertising sells advertising time to national, regional and local advertisers on behalf of the Company's cable television systems and SportsChannel and Rainbow News 12 programming services, as well as on behalf of unaffiliated cable television systems.

Other Affiliates

Atlantic Publishing. Atlantic Cable Television Publishing Corporation ("Atlantic Publishing") holds a minority equity interest and a debt interest in a company that publishes a weekly cable television guide which is offered to the Company's subscribers and to other unaffiliated cable


                                      (25)
television operators. As of December 31, 1996, the Company had advanced an aggregate of approximately $16.6 million to Atlantic Publishing, reflecting approximately $0.1 million, $1.0 million and $0.6 million, net, paid back during 1996, 1995 and 1994, respectively. The Company has written off all of its advances to Atlantic Publishing other than $2.4 million. Atlantic Publishing is owned by a trust for certain Dolan family members; however, the Company has the option to purchase Atlantic Publishing for an amount equal to the owner's net investment therein plus interest. The current owner has made only a nominal investment in Atlantic Publishing to date.

Radio Station WKNR. The Company is the owner of Cleveland Radio Associates ("WKNR"), an AM radio station serving the Cleveland metropolitan area with an all-sports format.

Employees and Labor Relations

As of December 31, 1996, the Company had 5,928 full-time, 704 part-time and 486 temporary employees. There are no collective bargaining agreements with employees of the Company. The Company believes that its relations with its employees are satisfactory.


                                      (26)

Item 2. Properties

The Company generally leases the real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. Significant leasehold properties include fourteen business offices, comprising the Company's headquarters located in Woodbury, New York with approximately 329,000 square feet of space, and the headend sites. The Company believes its properties are adequate for its use.

The Company generally owns all assets (other than real property) related to its cable television operations, including its program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment. Similarly, the unconsolidated entities managed by the Company generally own such assets related to their cable television operations. The Company generally leases its service and other vehicles.

Substantially all of the assets of Cablevision of Ohio, U.S. Cable, Rainbow Media and AMCC are pledged to secure borrowings under their respective credit agreements.

Item 3. Legal Proceedings

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                                      (27)

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

                                        1996                        1995
                                --------------------       ---------------------
      Quarter                   High           Low         High           Low
      -------                   ----           ---         ----           ---
      First                    60-3/8        52-3/4        58-3/4        48-7/8
      Second                       58            44        63-3/4        52-1/4
      Third                    46-1/4        38-7/8        69-3/4            58
      Fourth                   43-3/8            25            61        49-3/4

As of March 18, 1997, there were 883 holders of record of Class A Common Stock.

There is no public trading market for the Company's Class B Common Stock, par value $.01 per share ("Class B Common Stock"). As of March 18, 1997, there were 23 holders of record of Class B Common Stock.

Dividends. The Company has not paid any dividends on shares of Class A or Class B Common Stock. The Company intends to retain earnings to fund the growth of its business and does not anticipate paying any cash dividends on shares of Class A or Class B Common Stock in the foreseeable future.

The Company may pay cash dividends on its capital stock only from surplus as determined under Delaware law. Holders of Class A and Class B Common Stock are entitled to receive dividends equally on a per share basis if and when such dividends are declared by the Board of Directors of the Company from funds legally available therefor. No dividend may be declared or paid in cash or property on shares of either Class A or Class B Common Stock unless the same dividend is paid simultaneously on each share of the other class of common stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock). The Company paid $29.3 million of cash dividends on the Series I Preferred Stock and $97.5 million of dividends in additional shares of Series H and M Preferred Stock. The Company is restricted from paying dividends on its preferred stock (other than on the Company's 8% Series C Cumulative Preferred Stock) under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, the Company's senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.


                                      (28)

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


                                      (29)

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

                                                                              Cablevision Systems Corporation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          1996           1995          1994            1993         1992
                                                        --------       -----------    ------        ---------      -------
                                                                  (Dollars  in  thousands, except per share data)
Operating Data:
Revenues ..........................................   $ 1,315,142    $ 1,078,060     $ 837,169     $ 666,724     $ 572,487
Operating expenses
   Technical ......................................       538,272        412,479       302,885       241,877       204,449
   Selling, general and administrative ............       313,476        266,209       195,942       172,687       120,356
   Restructuring charge ...........................          --             --           4,306          --            --
   Depreciation and amortization ..................       388,982        319,929       271,343       194,904       168,538
                                                      -----------    -----------     ---------     ---------     ---------
Operating profit ..................................        74,412         79,443        62,693        57,256        79,144
Other income (expense):
   Interest expense, net ..........................      (265,015)      (311,887)     (261,781)     (230,327)     (193,379)
   Share of affiliates' net loss ..................       (82,028)       (93,024)      (82,864)      (61,017)      (47,278)
   Gain (loss) on sale of programming and
     affiliate interest, net ......................          --           35,989          --            (330)        7,053
   Gain on sale of marketable securities, net .....          --             --            --            --             733
   Provision for loss on Olympics venture .........          --             --            --            --         (50,000)
   Loss on sale of preferred stock ................          --             --            --            --         (20,000)
   Write off of deferred interest and
     financing costs ..............................       (37,784)        (5,517)       (9,884)       (1,044)      (12,284)
   Loss on redemption of debentures ...............          --             --          (7,088)         --            --
   Settlement of litigation and related matters ...          --             --            --            --          (5,655)
   Provision for preferential payment to
     related party ................................        (5,600)        (5,600)       (5,600)       (5,600)       (2,662)
   Minority interest ..............................        (9,417)        (8,637)       (3,429)        3,000          --
   Miscellaneous, net .............................        (6,647)        (8,225)       (7,198)       (8,720)       (6,175)
                                                      -----------    -----------     ---------     ---------     ---------
Net loss ..........................................      (332,079)      (317,458)     (315,151)     (246,782)     (250,503)
Preferred dividend requirement ....................      (127,780)       (20,249)       (6,385)         (885)         (885)
                                                      -----------    -----------     ---------     ---------     ---------
Net loss applicable to common shareholders ........   $  (459,859)   $  (337,707)    $(321,536)    $(247,667)    $(251,388)
                                                      ===========    ===========     =========     =========     =========
Net loss per common share .........................   $    (18.52)   $    (14.17)    $  (13.72)    $  (10.83)    $  (11.17)
                                                      ===========    ===========     =========     =========     =========
Average number of common shares outstanding
    (in thousands) ................................        24,827         23,826        23,444        22,859        22,512
                                                      ===========    ===========     =========     =========     =========
Cash dividends declared per common share.........$           --      $      --       $    --       $    --       $    --
                                                      ===========    ===========     =========     =========     =========


                                      (30)

                                                                              Cablevision Systems Corporation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                             1996           1995          1994            1993             1992
                                                            --------       -----------    ------        ---------         -------
                                                                                    (Dollars  in  thousands)


Balance Sheet Data:
Total assets .............................................   3,034,725    $ 2,502,305    $ 2,176,413    $ 1,327,418    $ 1,251,157
Total debt ...............................................   3,334,701      3,157,107      3,169,236      2,235,499      2,004,452
Deficit investment in affiliates .........................     512,800        453,935        393,637        325,732        251,679
Redeemable preferred stock ...............................   1,005,265        257,751           --             --             --
Stockholders' deficiency .................................  (2,374,285)    (1,891,676)    (1,818,535)    (1,503,244)    (1,250,248)

Statistical Data:
Homes passed by cable ....................................   3,858,000      3,328,000      2,899,000      2,240,000      2,019,000
Basic service subscribers ................................   2,445,000      2,061,000      1,768,000      1,379,000      1,262,000
Basic service subscribers as a percentage of
     homes passed ........................................        63.4%          61.9%          61.0%          61.6%          62.5%
Number of premium television units .......................   3,862,000      3,990,000      3,208,000      3,003,000      2,802,000
Average number of premium units per basic
     subscriber at period end ............................         1.6            1.9            1.8            2.2            2.2
Average monthly revenue per basic subscriber (1) .........  $    36.71    $     37.07    $     36.33    $     36.59    $     37.64


(1) Based on recurring service revenues divided by average subscribers for the month of December.


                                      (31)

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

1996 acquisitions. In September 1996, the Company acquired from Warburg the equity interests that Warburg owned in Cablevision of Newark giving the Company full ownership of Cablevision of Newark. In August 1996, the Company acquired the partnership interests in U.S. Cable that it did not already own.

1995 acquisitions. In July 1995, the Company, through Rainbow Programming, purchased NBC's interests in SportsChannel New York and Rainbow News 12 Company, giving Rainbow Programming a 100% interest in these companies. In December 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own and upon consummation of the acquisition, Cablevision of Boston became a member of the Restricted Group. The foregoing acquisitions will be referred to as the "1995 Acquisitions".

1994 acquisitions. In March 1994, the Company completed the North Coast Cable Acquisition. In July 1994, the Company through Rainbow Programming, purchased an additional 50% interest in AMCC giving Rainbow Programming a 75% ownership interest in AMCC and in August 1994, the Company consummated the acquisition of Monmouth Cablevision and Riverview Cablevision. The foregoing acquisitions will collectively be referred to as the "1994 Acquisitions".

The 1996 Acquisitions and the 1995 Acquisitions will collectively be referred to as the "Acquisitions".

For a description of the Company's recent acquisitions, see Item 1 - "Business - Recent Developments."


                                      (32)

Results of Operations

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.


STATEMENT OF OPERATIONS DATA

                                                                          Years Ended December 31,
                                                          ---------------------------------------------------
                                                                  1996                   1995
                                                          ---------------------    --------------------    (Increase)
                                                                       % of Net                % of Net    Decrease
                                                          Amount       Revenues    Amount     Revenues     in Net loss
                                                          ------       --------    ------     --------     -----------
                 (Dollars in thousands)
Revenues .............................................  $ 1,315,142    100%   $ 1,078,060      100%        $237,082

Operating expenses:
   Technical .........................................      538,272     41        412,479       38         (125,793)
   Selling, general & administrative .................      313,476     24        266,209       25          (47,267)
   Depreciation and amortization .....................      388,982     29        319,929       30          (69,053)
                                                        -----------             ---------                  --------
Operating profit .....................................       74,412      6         79,443        7           (5,031)
Other income (expense):
   Interest expense, net .............................     (265,015)   (20)      (311,887)     (29)          46,872
   Share of affiliates' net loss .....................      (82,028)    (6)       (93,024)      (9)          10,996
   Gain on sale of affiliate interests, net ..........            -      -         35,989        3          (35,989)
   Write off of deferred interest and financing costs       (37,784)    (3)        (5,517)       -          (32,267)
   Provision for preferential payment to related party       (5,600)     -         (5,600)       -                -
   Minority interest .................................       (9,417)    (1)        (8,637)      (1)            (780)
   Miscellaneous .....................................       (6,647)    (1)        (8,225)      (1)           1,578
                                                        -----------             ---------                  ---------
Net loss .............................................  $  (332,079)   (25%)  $  (317,458)     (29)%       $(14,621)
                                                        ===========             =========                  =========
OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1)..............................      $463,394              $399,372

Currently payable interest expense, net..............       255,986               254,930

Net cash provided by operating activities (2)........       200,380               154,715

Net cash used in investing activities (2)............       741,748               551,234

Net cash provided by financing activities (2)........       537,648               400,501

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

(2)  See Item 8. - "Consolidated Statements of Cash Flows".


                                      (33)

Comparison of Year Ended December 31, 1996 Versus Year Ended December 31, 1995.

Revenues for the year ended December 31, 1996 increased $237.1 million (22%) as compared to net revenues for the prior year. Approximately $136.8 million (13%) of the increase was attributable to the Acquisitions; approximately $52.4 million (4.9%) to internal growth of over 118,500 in the average number of subscribers during the year; approximately $19.1 million (2%) resulted from higher revenue per subscriber as a result of rate increases and new product launches; and approximately $28.8 million to increases in other revenue sources such as programming, advertising, pay per view and developing businesses.

Technical expenses for 1996 increased $125.8 million (30%) over the 1995 amount. Approximately 18% was attributable to the Acquisitions with the remaining 12% attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming rates for certain of the Company's cable television services. As a percentage of revenues, technical expenses increased 3% during 1996 as compared to 1995.

Selling, general and administrative expenses increased $47.3 million (18%) for 1996 as compared to the 1995 level. Approximately 13% was directly attributable to the Acquisitions. During 1996 adjustments were made related to an incentive stock plan which resulted in a decrease of (6%). The remaining 11% increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses decreased 1% in 1996 compared to 1995.

Operating profit before depreciation and amortization increased $64.0 million (16%) to $463.4 million for 1996 from $399.4 million for 1995. Approximately $28.0 million (7%) of the increase was attributable to the Acquisitions. The remaining $36.0 million (9%) resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Acquisitions as if they had occurred on January 1, 1995 and the exclusion of incentive stock plan adjustments, referred to above, operating profit before depreciation and amortization would have increased 6% in 1996. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $69.1 million (22%) during 1996 as compared to 1995. The entire increase was directly attributable to the Acquisitions. Depreciation charges of $12.5 million on capital expenditures made during 1996 and 1995 were substantially offset by decreased amortization expense resulting from certain intangible assets becoming fully amortized during the periods.

Net interest expense decreased $46.9 million (15%) during 1996 compared to 1995. A $80.1 million decrease that was due to the retirement of debt from the issuance of preferred stock in 1995


                                      (34)
and 1996, and $4.7 million due to lower average bank debt borrowing rates, was offset by interest on additional borrowings of $26.7 million for the Acquisitions and additional interest of $11.2 million due to higher average bank debt and the May 1996 debt restructurings.

Share of affiliates' net losses of $82.0 million for 1996 and $93.0 million for 1995 consist primarily of the Company's share of net losses in certain cable affiliates, primarily A-R Cable ($74.0 million in 1996 and $83.1 million in 1995) and the Company's net share of the profits and losses in certain programming businesses in which the Company has varying ownership interests, which share of net losses amounted to $8.0 million in 1996 and $9.9 million in 1995.

Write off of deferred interest and financing costs consists of the write off of deferred interest and financing costs of $24 million related to a refinancing of the Company's subsidiary, V Cable, Inc. Also, during the third and fourth quarters of 1996, approximately $10.7 million of deferred financing costs incurred in connection with the Company's former $1.5 billion Restricted Group credit facility were written off when the old facility was replaced with a new $1.7 billion credit facility (see "Liquidity and Capital Resources"). In addition, during the fourth quarter of 1996, $3.1 million of deferred financing costs associated with the 1993 acquisitions of the Company's MFR subsidiary were written off in connection with a new reorganization and refinancing involving certain of the Company's subsidiaries. In 1995, deferred financing costs written off were associated with Rainbow Programming's replacement of its original $105 million credit facility in January 1995 with a new $202 million facility.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) made in connection with the acquisition of Cablevision of New York City in 1992.

Minority interest represents NBC's share of the net income of AMCC.

Other Items

Dividend requirements applicable to preferred stocks amounted to $127.8 million for 1996, representing an increase of $107.5 for the year due to the Company's issuances of preferred stock during the fourth quarter of 1995 and first quarter of 1996.


                                      (35)

Results of Operations

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.



STATEMENT OF OPERATIONS DATA                                             Years Ended December 31,
                                                          -------------------------------------------------------
                                                                   1995                           1994
                                                          ----------------------            ---------------------
                                                                         % of Net                        % of Net      Decrease
                                                           Amount        Revenues           Amount       Revenues      in Net loss
                                                           ------        --------           ------       --------      -----------
                                                                                (Dollars in thousands)

Revenues................................................  1,078,060      100%             $ 837,169      100%          $ 240,891

Operating expenses:
   Technical ...........................................    412,479       38                302,885       36            (109,594)
   Selling, general & administrative ...................    266,209       25                195,942       23             (70,267)
   Restructuring charge ................................          -        -                  4,306        1               4,306
   Depreciation and amortization .......................    319,929       30                271,343       32             (48,586)
                                                           --------                        --------                     --------
Operating profit .......................................     79,443        7                 62,693        8              16,750
Other income (expense):
   Interest expense, net ...............................   (311,887)     (29)              (261,781)     (31)            (50,106)
   Share of affiliates' net loss .......................    (93,024)      (9)               (82,864)     (10)            (10,160)
   Gain on sale of affiliate interests, net ............     35,989        3                      -        -              35,989
   Write off of deferred financing costs ...............     (5,517)       -                 (9,884)      (1)              4,367
   Loss on redemption of debt ..........................          -        -                 (7,088)      (1)              7,088
   Provision for preferential payment to
     related party .....................................     (5,600)    --                   (5,600)      (1)                  -
   Minority interest ...................................     (8,637)      (1)                (3,429)       -              (5,208)
   Miscellaneous .......................................     (8,225)      (1)                (7,198)      (1)             (1,027)
                                                           --------                        --------                     --------
Net loss ...............................................  $(317,458)     (29)%            $(315,151)     (38)%         $  (2,307)
                                                          =========                       =========                    =========
OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1) ................................  $ 399,372                       $ 334,036

Currently payable interest expense, net ................    254,930                         208,685

Net cash provided by operating activities (2)  .........    154,715                         126,625

Net cash used in investing activities (2) ..............    551,234                         953,870

Net cash provided by financing activities (2)...........    400,501                         825,651

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

(2)  See Item 8. - "Consolidated Statements of Cash Flows."


                                      (36)

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


                                      (37)

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

Liquidity and Capital Resources

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an unrestricted group of certain subsidiaries. Unrestricted Cable consists of Cablevision of Ohio, U.S. Cable, Rainbow Media and CSC Technology, Inc.

The Restricted Group has executed limited recourse guarantees with respect to A-R Cable, as described below, and has guaranteed the MFR Notes and the CFHI Note. Otherwise, the Restricted Group does not guarantee the indebtedness of any unrestricted subsidiary nor does any unrestricted subsidiary guarantee the indebtedness of the Restricted Group.


                                      (38)

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the year ended December 31, 1996. Unrestricted Cable consists of Cablevision of Ohio and U.S. Cable. Rainbow Media (including Rainbow Advertising, SportsChannel New York and AMCC) and CSC Technology, Inc. is included in "Other Unrestricted Subsidiaries." Adjustments have been made between the Restricted Group and Unrestricted Cable to reflect the transfer of certain cable television systems among the groups.

                                                            Other
                             Restricted   Unrestricted   Unrestricted   Total
                                Group        Cable       Subsidiaries  Company
                             ----------   ------------   ------------  -------
                                           (Dollars in thousands)
Revenues ..................  $  938,252    $ 158,382     $ 218,508   $1,315,142

Operating expenses:
 Technical ................     376,507       66,897        94,868      538,272
 Selling, general and
     administrative .......     169,505       32,065       111,906      313,476
 Depreciation and
     amortization .........     283,404       61,837        43,741      388,982
                             ----------    ----------    ---------   ----------
Operating profit
 (loss) ...................  $  108,836    $  (2,417)    $ (32,007)  $   74,412
                             ==========    =========     =========   ==========

Currently payable
 interest expense .........  $  206,368    $  29,371     $  20,247   $  255,986
                             ==========    =========     =========   ==========

Total interest expense ....  $  213,723    $  31,737     $  22,717   $  268,177
                             ==========    =========     =========   ==========

Senior debt ...............  $  984,554    $ 471,881     $ 221,074   $1,677,509
                             ==========    =========     =========   ==========

Subordinated debt .........  $1,464,373    $    --       $    --     $1,464,373
                             ==========    =========     =========   ==========

Obligation to related
 party ....................  $  192,819(1) $    --       $     --    $  192,819
                             ==========    =========     =========   ==========

Deficit investment in
 affiliates ...............  $  506,919    $    --       $   5,881   $  512,800
                             ==========    =========     =========   ==========

Redeemable Exchangeable
 Preferred Stock ..........  $1,005,265    $    --       $    --     $1,005,265
                             ==========    =========     =========   ==========

Capital expenditures .....   $  338,468    $  84,855     $  26,332   $  449,165(2)
                             ==========    =========     =========   ==========

Ending Cable subscribers ..   1,888,000      557,000          --      2,445,000
                             ==========    =========     =========   ==========

----------
(1) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC Acquisition.
(2) Includes intercompany elimination of $490.


                                      (39)

Restricted Group

On April 17, 1996, the Long Island System of V Cable became a member of the Restricted Group and the Cleveland system became a member of the Unrestricted Group and a party to the Cablevision of Ohio Credit Agreement. This resulted in a net increase in borrowings of $140 million under the Restricted Group's Credit Agreement, defined below.

On September 5, 1996, the Company entered into a $1.7 billion reducing revolver credit facility with a group of banks led by Toronto Dominion (Texas), Inc. as Administrative and Arranging Agent. The total facility consists of a $1.3 billion facility ("Parent Facility") and a $400 million facility available to the Restricted Group's New Jersey systems. Both facilities start reducing on September 30, 1999, with a final maturity of September 30, 2005. The facilities are collectively referred to as the "Credit Agreement."

On November 26, 1996, the Company borrowed $298 million under its $400 million facility available to the Restricted Group's New Jersey systems and used the proceeds to repay the amounts outstanding under the Cablevision of Newark, Cablevision of Monmouth/Hudson and Cablevision of New Jersey credit facilities. All of the systems described became part of the Restricted Group's New Jersey systems ("Cablevision MFR").

On February 18, 1997, the Company advanced approximately $169 million to Rainbow Media, bringing to $250 million the total investment used by Rainbow Media to increase its ownership position in MSG to 50%. Rainbow Media expects to return the advance of $169 million to the Company upon consummation of a new credit facility. See Rainbow Media, below.

On February 3, 1997, the Company made a non-refundable deposit of $30 million in partial payment of the purchase price under the Warburg Agreement to acquire Warburg's ownership interests in A-R Cable, A-R Cable Partners and Cablevision of Framingham. The transaction is expected to close in July, 1997.

On March 18, 1997, the Restricted Group had total usage under its $1.7 billion Credit Agreement (including the credit facility for MFR, Inc., collectively the "Credit Agreement") of $1,220 million and letters of credit of $17 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $471 million at March 18, 1997.

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of March 18, 1997, the Company had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $225 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods,


                                      (40)
with an average maturity of one and one-third years. The average effective annual interest rate on all bank debt outstanding as of January 31, 1997 was approximately 7.4%.

The Restricted Group, excluding CNYC, made capital expenditures of approximately $289.8 million in 1996 and $150.2 million in 1995, primarily in connection with system rebuilds and upgrades, the expansion of existing cable plant to pass additional homes and other general capital needs. CNYC made capital expenditures of $48.7 million in 1996 and $84.3 million in 1995.

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

During 1996 the Restricted Group contributed a total of $10.2 million to Cablevision MFR, $8.5 million in order for Cablevision MFR to make cash interest payments on its promissory notes and $1.7 million to pay financing related costs on the new facility. In addition, the Restricted Group contributed $20 million during 1996, $10 million in February 1997 and $6 million in March 1997 to Cablevision of Ohio which was used by Cablevision of Ohio to reduce bank debt.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through 1998 to meet its debt service and preferred stock dividend requirements and to fund its planned capital expenditures.

The Company intends to incur additional costs to facilitate the startup of such adjunct businesses as high speed data service, residential telephony and digital video service. To roll out these businesses significantly beyond the development phases, the Company will require additional capital. Further participation in the PCS and DBS ventures will also require additional capital. The acquisition of ITT's remaining interest in MSG following an exercise by ITT of its put rights as described under "Business-Recent Developments" may be made, at the Company's election, in either cash or shares of the Company's Class A Common Stock. If such payment is made in cash, the Company would require up to $150 million of additional capital. See Item 1 - "Business - Recent Developments".

Any further acquisitions and/or other investments by the Company will be funded by undrawn borrowing capacity and by possible increases in the amount available under the Credit Agreement, additional borrowings from other sources, and/or possible future sales of debt, equity or equity related securities.

The senior secured indebtedness incurred by A-R Cable is guaranteed by the Restricted Group, but recourse against the Restricted Group is limited solely to the common stock of A-R Cable pledged to A-R Cable's senior secured lenders. The Cablevision MFR and CFHI promissory notes are guaranteed by the Company and the obligations under the guarantees rank pari passu with the


                                      (41)

Company's public subordinated debt. The promissory notes are payable in cash or, at the Company's option through the first anniversary of the notes, in shares of the Company's Class A Common Stock.

The terms of the instruments governing A-R Cable's, Cablevision of Ohio's and U.S. Cable's indebtedness prohibit transfer of funds (except for certain payments, related to corporate overhead allocations, by A-R Cable, Cablevision of Ohio and U.S. Cable) from A-R Cable, Cablevision of Ohio and U.S. Cable to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. The Restricted Group does not expect that such limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

V Cable, Inc.

In March and April 1996, all remaining indebtedness of V Cable and VC Holding amounting to approximately $924 million, including accrued interest, was repaid from borrowings of $209 million under the new Cablevision of Ohio Credit Facility (see Cablevision of Ohio, below), with the balance of approximately $715 million provided by the Restricted Group. Upon payment and satisfaction of all outstanding indebtedness of V Cable and VC Holding, such credit agreements with GECC were terminated.

Cablevision of Ohio

The Company's subsidiaries Telerama, Inc., Cablevision of the Midwest, Inc., and Cablevision of Cleveland, L.P., (collectively "Cablevision of Ohio") are party to a credit facility with a group of banks led by NationsBank of Texas, N.A., as agent (the "Cablevision of Ohio Credit Facility") which consists of a nine year $425 million reducing revolving credit facility which matures on June 30, 2005 and a nine and one half year $75 million term loan facility which matures on December 31, 2005. The reducing revolving facility has scheduled facility reductions beginning in 1999. The term loan facility requires repayments of $375,000 per year from 1997 through 2003 with the balance to be repaid in the final two years. As of March 18, 1997, Cablevision of Ohio had outstanding borrowings under its reducing revolving facility of $231 million, $1 million of outstanding letters of credit leaving unrestricted and undrawn funds available amounting to $193 million. The Restricted Group made a $20 million equity contribution to Cablevision of Ohio in October, 1996, $10 million in February, 1997, and an additional $6 million in March, 1997, the proceeds of which were used to pay down debt under the reducing revolving credit facility. The funds available under the reducing revolving credit facility will be used to rebuild the Cablevision of Ohio plant and for general corporate purposes. The Cablevision of Ohio Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision of Ohio to maintain certain financial ratios.

The Company believes that for Cablevision of Ohio, internally generated funds together with funds available under its existing credit agreement and capital contributions from the Restricted Group,


                                      (42)
will be sufficient to meet its debt service requirements including amortization requirements under its credit agreement and to fund its capital expenditures through 1998.

U.S. Cable

On August 13, 1996, the Company purchased the partnership interests in U.S. Cable that it did not already own for approximately $4 million and repaid the balance of the debt owned to GECC of approximately $154 million. The redemption of the partnership interests and repayment of the GECC debt was financed under a new $175 million U.S. Cable credit facility. The credit facility is led by The Bank of New York, as agent, and consists of a three year $175 million revolving credit facility maturing on August 13, 1999. The revolving facility is payable in full upon maturity. The funds available under the credit facility will be used to finance working capital and general corporate purposes.

At March 18, 1997, U.S. Cable had $158.8 million outstanding borrowings under its revolving credit facility leaving unrestricted and undrawn funds available amounting to $16.2 million. The U.S. Cable facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring U.S. Cable to maintain certain financial ratios.

The Company believes that for U.S. Cable, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1998.

Rainbow Media

Rainbow Media has executed a new $300 million, three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion (Texas), Inc. as co-agents, and a group of banks. The actual closing of the credit facility was subject to several conditions having been satisfied. Those conditions have now been satisfied and the closing of the new facility is anticipated shortly. Upon closing, approximately $172 million is expected to be drawn to refinance, in part, the previous $202 million credit facility. The balance of the funds utilized to fully repay the $202 million facility and to repay $169 million to the Restricted Group will come from a distribution by American Movie Classics Company. This distribution will be provided by funds made available under a new $250 million, seven year revolving credit and term loan facility maturing in 2004 and closing concurrently with the Rainbow Media credit facility.

The Rainbow Media three year revolving credit facility matures on March 31, 2000 and is payable in full on such date. The funds available under the credit facility will be used to finance working capital requirements and general corporate purposes.


                                      (43)

The credit facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Rainbow Media to maintain certain financial ratios.

The Company believes that for Rainbow Media, internally generated funds together with funds available under this credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1998.


                                      (44)

Item 8. Consolidated Financial Statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
       Independent Auditors' Report ..................................       46

      Consolidated Balance Sheets - December 31, 1996 and 1995 .......       47

      Consolidated Statements of Operations - years
           ended December 31, 1996, 1995 and 1994 ....................       49

      Consolidated Statements of Stockholders' Deficiency - years
           ended December 31, 1996, 1995 and 1994 ....................       50

      Consolidated Statements of Cash Flows - years ended
           December 31, 1996, 1995 and 1994 ..........................       51

      Notes to Consolidated Financial Statements .....................       53


                                      (45)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Cablevision Systems Corporation

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               /s/  KPMG Peat Marwick LLP
                                               --------------------------
                                                    KPMG Peat Marwick LLP
Jericho, New York
April 1, 1997


                                      (46)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (Dollars in thousands)


         ASSETS                                              1996        1995
                                                             ----        ----

Cash and cash equivalents .............................. $   11,612   $  15,332

Accounts receivable trade (less allowance for
   doubtful accounts of $12,955 and $12,678) ...........    105,406     100,506

Notes and other receivables ............................     19,368      16,762

Prepaid expenses and other assets ......................     23,053      19,353

Property, plant and equipment, net .....................  1,390,971   1,026,355

Investments in affiliates ..............................    311,865     141,345

Advances to affiliates .................................      7,855       6,909

Feature film inventory .................................    134,258     143,916

Franchises, net of accumulated
   amortization of $389,791 and $314,218 ...............    379,466     363,077

Affiliation agreements, net of accumulated
   amortization of $44,385 and $20,598 .................    162,388     124,848

Excess costs over fair value of net assets acquired
   and other intangible assets, net of accumulated
   amortization of $549,256 and $518,178 ...............    436,606     468,133

Deferred financing, acquisition and other costs, net
   of accumulated amortization of $29,755 and $23,899 ..     51,877      47,673

Deferred interest expense, net of accumulated
   amortization of $42,142 .............................          -      28,096
                                                         ----------  ----------
                                                         $3,034,725  $2,502,305
                                                         ==========  ==========
                            See accompanying notes to
                       consolidated financial statements.


                                      (47)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                (Dollars in thousands, except per share amounts)

                                                                          1996          1995
                                                                          ----          ----
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable .....................................................  $  186,409     $ 156,470
Accrued liabilities:
    Interest .........................................................      45,774        41,908
    Payroll and related benefits .....................................      63,987        47,997
    Franchise fees ...................................................      26,453        21,980
    Other ............................................................     104,172       116,125
Accounts payable to affiliates .......................................      14,012        12,708
Feature film rights payable ..........................................     115,437       128,000
Bank debt ............................................................   1,670,245       992,469
Senior debt ..........................................................        --         898,803
Subordinated debentures ..............................................   1,323,105       923,608
Subordinated notes payable ...........................................     141,268       141,268
Obligation to related party ..........................................     192,819       192,945
Capital lease obligations and other debt .............................       7,264         8,014
                                                                        ----------    ----------
    Total liabilities ................................................   3,890,945     3,682,295
                                                                        ----------    ----------
Deficit investment in affiliates .....................................     512,800       453,935
                                                                        ----------    ----------
Series H Redeemable Exchangeable Preferred Stock .....................     289,506       257,751
                                                                        ----------    ----------
Series M Redeemable Exchangeable Preferred Stock .....................     715,759             -
                                                                        ----------    ----------

Commitments and contingencies

Stockholders' deficiency:
    8%   Series C Cumulative Preferred Stock, $.01 par
        value, 112,500 shares authorized, 110,622 shares
        issued ($100 per share liquidation preference) ...............           1             1
    8% Series D Cumulative Preferred Stock, $.01 par
        value, 112,500 shares authorized, none issued
        ($100 per share liquidation preference)......................            -             -
    8-1/2% Series I Cumulative Convertible Exchangeable
        Preferred Stock, $.01 par value, 1,380,000 shares
        authorized and issued ($250 per share liquidation
        preference) ..................................................          14            14
    Class A Common Stock, $.01 par value, 50,000,000 shares
        authorized, 13,583,676 and 14,210,599 shares issued ..........         136           142
    Class B Common Stock, $.01 par value, 20,000,000 shares
        authorized, 11,254,709 and 11,572,709 shares issued ..........         113           116
    Paid-in capital ..................................................     164,538       247,671
    Accumulated deficit ..............................................  (2,539,087)   (2,079,228)
                                                                        ----------    ----------
                                                                        (2,374,285)   (1,831,284)
    Less treasury stock, at cost (1,091,553 shares) ..................        --         (60,392)
                                                                        ----------    ----------
    Total stockholders' deficiency ...................................  (2,374,285)   (1,891,676)
                                                                        ----------    ----------
                                                                        $3,034,725    $2,502,305
                                                                        ==========    ==========

                             See accompanying notes
                      to consolidated financial statements.


                                      (48)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED DECEMBER
                             31, 1996, 1995 AND 1994
                             (Dollars in thousands,
                            except per share amounts)


                                                              1996        1995          1994
                                                             -------    --------       ------
Revenues (including affiliate amounts of $9,487, $7,087
  and $8,290) .........................................  $ 1,315,142   $ 1,078,060   $ 837,169
                                                         -----------   -----------   --------

Operating expenses:
 Technical (including affiliate amounts of $37,610,
   $37,756, and $20,232) ..............................      538,272       412,479     302,885
 Selling, general and administrative
   (including affiliate amount of $(1,003) in 1994) ...      313,476       266,209     195,942
 Restructuring charge .................................         --            --         4,306
 Depreciation and amortization ........................      388,982       319,929     271,343
                                                         -----------   -----------   ----------
                                                           1,240,730       998,617     774,476
                                                         -----------   -----------   ----------

Operating profit ......................................       74,412        79,443      62,693
                                                         -----------   -----------   ----------

Other income (expense):
 Interest expense .....................................     (268,177)     (313,850)   (263,299)
 Interest income (including affiliate
 amounts of $568, $468 and $493) ......................        3,162         1,963       1,518
 Share of affiliates' net loss ........................      (82,028)      (93,024)    (82,864)
 Gain (loss) on sale of programming and affiliate
 interests, net .......................................         --          35,989        --
 Write off of deferred interest and financing costs ...      (37,784)       (5,517)     (9,884)
 Loss on redemption of debentures .....................         --            --        (7,088)
 Provision for preferential payment to related party ..       (5,600)       (5,600)     (5,600)
 Minority interest ....................................       (9,417)       (8,637)     (3,429)
 Miscellaneous, net ...................................       (6,647)       (8,225)     (7,198)
                                                         -----------     ---------   ----------
                                                            (406,491)     (396,901)    (377,844)
                                                         -----------     ---------   ----------
Net loss ..............................................     (332,079)     (317,458)   (315,151)

Dividend requirements applicable to preferred
  stock ...............................................     (127,780)      (20,249)     (6,385)

Net loss applicable to common shareholders ............  $  (459,859)  $  (337,707)  $(321,536)
                                                         ===========   ===========   ==========

Net loss per common share .............................  $    (18.52)  $    (14.17)  $  (13.72)
                                                         ===========   ===========   ==========

Average number of common shares outstanding
 (in thousands) .......................................       24,827        23,826      23,444
                                                         ===========   ===========   ==========

                             See accompanying notes
                      to consolidated financial statements.


                                      (49)

                                                       CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                         Years Ended December 31, 1996, 1995 and 1994
                                                                    (Dollars in thousands)

                                                                               Paid-in Capital
                                                                               (Par Value
                              Series C    Series E   Series I Class A Class B   in Excess
                              Preferred   Preferred  Preferred Common  Common   of Capital   Accumulated  Treasury
                               Stock       Stock      Stock    Stock   Stock    Contributed    Deficit     Stock         Total
                               -----       -----      -----    -----   -----    -----------    -------     -----         -----

Balance December 31, 1993 ....   $1         $ -      $ -      $ 108   $ 124     $(80,255)    $(1,419,985)  (3,237)      $(1,503,244)

 Net loss ....................   -            -        -          -       -            -        (315,151)      -          (315,151)
 Issuance of Series E
   preferred stock ...........   -            1        -          -       -       98,406               -        -            98,407
 Cost of acquisition .........   -            -        -          -       -     (101,600)              -        -          (101,600)
 Employee stock transactions .   -            -        -          5       -        9,433               -        -             9,438
 Conversion of Class B to
   Class A ...................   -            -        -          6      (6)           -               -        -                 -
 Preferred dividend
   requirements ..               -            -        -          -       -            -          (6,385)       -            (6,385)
                                ---          ---      ---       ---     ---     --------      ----------   ------         ---------
Balance December 31, 1994 ....   1            1        -        119     118      (74,016)     (1,741,521)  (3,237)        1,818,535)

 Net loss ....................   -            -        -          -       -            -        (317,458)       -          (317,458)
 Issuances of preferred stock.   -            -       14          -       -      323,317               -        -           323,331
 Redemption of Series E
   preferred stock ...........   -           (1)      -           -       -     (103,002)              -        -          (103,003)
 Employee stock transactions .   -            -       -           5       -        7,715               -        -             7,720
 Payment for acquisition, net    -            -       -          16       -       93,657               -  (57,155)           36,518
 Conversion of Class B to
   Class A ...................   -            -       -           2      (2)          -                -        -                 -
 Preferred dividend
    requirements .............   -            -       -           -       -           -          (20,249)       -           (20,249)
                                ---          ---      ---       ---     ---     --------      ----------   ------         ---------
Balance December 31, 1995 ....   1            -      14         142     116     247,671       (2,079,228) (60,392)         (189,676)

 Net loss ....................   -            -       -           -       -           -         (332,079)       -          (332,079)
 Issuances of preferred stock    -            -       -           -       -     (25,979)               -        -           (25,979)
 Employee stock transactions..   -            -       -           1       -       3,228                -        -             3,229
 Conversion of Class B to
   Class A....................   -            -       -           3      (3)          -                -        -                 -
 Retirement of treasury stock    -            -       -         (10)      -     (60,382)               -   60,392                 -
 Preferred dividend
   requirements ..............   -            -       -                   -           -         (127,780)       -          (127,780)
                                ---          ---      ---       ---     ---     --------      ----------   ------         ---------
Balance December 31, 1996 ....  $1          $ -     $14       $ 136   $ 113   $ 164,538      $(2,539,087)  $    -       $(2,374,285)
                                ===          ===    =====     =====   =====   =========      ===========   ======       ===========


                             See accompanying notes
                      to consolidated financial statements.


                                      (50)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                                               1996       1995        1994
                                                                             --------     -----       ------
Cash flows from operating activities:

     Net loss ...........................................................  $(332,079)  $(317,458)  $(315,151)
                                                                           ---------   ---------   ---------
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization ...................................    388,982     319,929     271,343
        Share of affiliates' net loss ...................................     82,028      93,024      82,864
        Minority interest ...............................................      9,417       8,637       3,429
        (Gain) loss on sale of programming and affiliates interests, net        --       (35,989)       --
        Write off of deferred interest and financing costs ..............     37,784       5,517       9,884
        Loss on redemption of debentures ................................       --          --         7,088
        Loss on sale of equipment, net ..................................      4,733       4,077       3,844
        Amortization of deferred financing ..............................      7,395       5,320       4,844
        Amortization of deferred interest expense .......................      4,684      14,047      14,048
        Amortization of debenture discount ..............................        112          74         148
        Accretion of interest on debt ...................................      6,828      39,479      35,574
        Change in assets and liabilities, net of effects of acquisitions:
            Increase in accounts receivable trade .......................     (2,709)    (17,200)     (3,923)
            Decrease in notes receivable affiliates .....................       --           357         715
            Increase in notes and other receivables .....................     (1,810)     (2,421)     (3,076)
            Increase in prepaid expenses and other assets ...............    (12,428)     (3,189)     (8,675)
            (Increase) decrease in advances to affiliates ...............     (2,168)      3,994       1,326
            Increase (decrease) in feature film inventory ...............      9,658     (14,420)      7,760
            Increase in accounts payable ................................     15,830      24,685      19,069
            Increase (decrease) in accrued liabilities ..................     (4,618)     22,412      (2,126)
            Increase (decrease) in accounts payable to affiliates .......      1,304      (2,746)      6,037
            Increase (decrease) in feature film rights payable ..........    (12,563)      6,586      (8,397)
                                                                           ---------   ---------   ---------
     Total adjustments ..................................................    532,459     472,173     441,776

     Net cash provided by operating activities ..........................    200,380     154,715     126,625
                                                                           ---------   ---------   ---------
Cash flows from investing activities:
   Capital expenditures .................................................   (449,165)   (287,138)   (284,858)
   Payments for acquisitions, net of cash acquired ......................   (113,095)   (293,902)   (673,611)
   Proceeds from sale of programming and affiliate interests ............       --        32,850        --
   Proceeds from sale of equipment ......................................        814       1,873       1,515
   (Increase) decrease in investments in affiliates, net ................   (179,536)     (3,901)      3,457
   Additions to intangible assets, net ..................................       (766)     (1,016)       (373)

     Net cash used in investing activities ..............................   (741,748)   (551,234)   (953,870)
                                                                           ---------   ---------   ---------

                             See accompanying notes
                      to consolidated financial statements.


                                      (51)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                             (Dollars in thousands)
                                   (continued)

                                                                    1996          1995        1994
                                                                   -------       ------      ------
Cash flows from financing activities:
   Issuance of bank debt to finance acquisitions ............  $   113,095   $   293,902   $ 542,608
   Proceeds from bank debt ..................................    1,940,471       425,916     965,654
   Repayment of bank debt ...................................   (1,576,585)   (1,062,768)   (698,435)
   Proceeds from senior debt ................................       12,500        10,000       2,500
   Repayment of senior debt .................................     (918,131)      (13,116)     (8,500)
   Redemption of debentures .................................         --            --      (202,000)
   Issuance of subordinated notes payable and other debt ....         --            --       145,268
   Issuance of subordinated debentures ......................      399,385       300,000        --
   Net proceeds from issuances of redeemable exchangeable
     convertible preferred stock ............................      624,021       573,331      98,407
   Redemption of redeemable exchangeable convertible
     preferred stock ........................................         --        (103,003)       --
   Preferred stock dividends ................................      (30,266)      (12,498)     (6,385)
   Issuance of common stock .................................        3,229         7,720       9,438
   Obligation to related party ..............................         (126)         (134)       --
   Payments on capital lease obligations and other debt .....       (3,321)       (6,583)     (2,678)
   Additions to deferred financing and other ................      (26,624)      (12,266)    (20,226)
                                                               -----------   -----------   ---------
     Net cash provided by financing activities ..............      537,648       400,501     825,651
                                                               -----------   -----------   ---------
Net increase (decrease) in cash and cash equivalents ........       (3,720)        3,982      (1,594)

Cash and cash equivalents at beginning of year ..............       15,332        11,350      12,944
                                                               -----------   -----------   ---------
Cash and cash equivalents at end of year....................   $    11,612   $    15,332   $  11,350
                                                               ===========   ===========   =========

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


                                      (52)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

Cablevision Systems Corporation and its majority-owned subsidiaries (the "Company") own and operate cable television systems. The Company also has ownership interests in and manages other cable television systems and has interests in companies that produce and distribute national and regional programming services and that provide advertising sales services for the cable television industry. The Company's revenues are derived principally from the provision of cable television and programming services, which include recurring monthly fees paid by subscribers. For financing purposes, Cablevision Systems Corporation and certain of its subsidiaries are structured as a restricted group and an unrestricted group (see Note 4).

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

Long-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations.

Franchises are amortized on the straight-line basis over the average remaining terms (7 to 11 years) of the franchises at the time of acquisition. Affiliation agreements are amortized on a straight-line basis over an average life of approximately 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 10 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 5 to 20 years.


                                      (53)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of Statement No. 121 had no impact on the Company's financial position or results of operations.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized on the straight-line method over either the contract period or the intended number of days to be aired. Amounts payable during the five years subsequent to December 31, 1996 related to feature film telecast rights amount to $24,369 in 1997, $18,464 in 1998, $16,790 in 1999, $6,067 in 2000 and $12,395 in 2001.

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


                                      (54)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $252,120, $252,344 and $198,535 during 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994, the Company's noncash investing and financing activities included capital lease obligations of $2,571, $1,086 and $4,020, respectively, incurred when the Company entered into leases for new equipment; obligation to related party of $101,460 in 1994 (see Note 8); Series H preferred stock dividend requirements of $31,755 and $7,751 in 1996 and 1995, respectively, and Series M preferred stock dividend requirements of $65,759 in 1996 (See Note 5); and the issuance in 1995 of 687,623 shares of the Company's Class A Common Stock (fair value of $37,733) for the acquisition of Cablevision of Boston (See Note 2).

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

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS

ACQUISITIONS

1996 Acquisitions:

In August, 1996, the Company acquired the remaining approximate 80% partnership interest in U.S. Cable that it did not already own for approximately $4,010 and repaid the debt owed by U.S. Cable to General Electric Capital Corporation ("GECC") of approximately $154,000 with proceeds from a new $175,000 credit facility (see Note 4).

See Note 8 - "Affiliate Transactions" for a discussion of the Company's investment in Northcoast Operating Co., Inc.

In May 1996, the Company entered into an agreement (the "Warburg Agreement") with Warburg, Pincus Investors, L.P. ("Warburg") to acquire from Warburg the interests that the Company does not already own in A-R Cable Services, Inc. ("A-R Cable"), A-R Cable Partners, Cablevision of Newark and Cablevision of Framingham (each a "Warburg Company") for an aggregate purchase


                                      (55)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

price of $183,000 subject to certain adjustments and regulatory approval. In September, 1996, the Company acquired the 75% equity interest that Warburg owned in Cablevision of Newark for approximately $37,000, giving the Company full ownership of Cablevision of Newark. At December 31, 1996, acquisition of the other Warburg Companies have not been completed (see Note 14).

The acquisitions of U.S. Cable and Cablevision of Newark were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition dates. The excess of the purchase price over the net book value of assets acquired approximates $211,707 ($148,439 for the acquisition of U.S. Cable and $63,268 for the acquisition of Cablevision of Newark) and will be allocated to the specific assets acquired when independent appraisals are completed. For purposes of the 1996 consolidated financial statements, the excess purchase price has been recorded as excess costs over fair value of net assets acquired and is being amortized over 7 years.

In October, 1996, Rainbow Programming Holdings, Inc., a wholly-owned subsidiary of the Company, ("Rainbow Programming") made a payment of $81.25 million to ITT Corporation, a Delaware Corporation ("ITT"), increasing its partnership interest in MSG Holdings, L.P. ("MSG Holdings") from approximately 15.2% to approximately 26.6%. See Note 14 for a description of the transaction in which Rainbow Programming equalized its interests in MSG Holdings and a discussion of plans to acquire a majority interest in MSG Holdings.

During 1996, Rainbow Programming invested approximately $5,756 in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Programming also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies.

1995 Acquisitions:

In March 1995, MSG Holdings, a partnership among subsidiaries of Rainbow Programming and subsidiaries of ITT acquired the business and assets of Madison Square Garden Corporation ("MSG") in a transaction in which MSG merged with and into MSG Holdings. The purchase price paid by MSG Holdings for MSG was $1,009,100. MSG Holdings funded the purchase price of the acquisition through
(i) borrowings of $289,100 under a $450,000 credit agreement among MSG Holdings, various lending institutions and Chemical Bank as administrative agent, (ii) an equity contribution from Rainbow Programming of $110,000, and (iii) an equity contribution from ITT of $610,000. ITT, Rainbow Programming and the Company were parties to an agreement made as of August 15, 1994, as amended, (the "Bid Agreement") that provided Rainbow Programming the right to acquire interests in MSG Holdings from ITT sufficient to equalize the interests of ITT and Rainbow Programming in MSG Holdings by making certain scheduled payments totalling


                                      (56)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

$250,000 (plus interest on any unpaid portion thereof) on specified dates up to and including March 17, 1997 (see Note 14).

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

The acquisition of Cablevision of Boston and the purchase of interests in SportsChannel New York and Rainbow News 12 were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition dates. The excess of the purchase price over the book value of assets acquired approximated $210,426 ($115,759 for the acquisition of Cablevision of Boston and $94,667 for the acquisition of SportsChannel New York and Rainbow News 12) and was allocated to the specific assets acquired when independent appraisals were completed in 1996. For purposes of the 1995 consolidated financial statements, the excess purchase price was recorded as excess costs over fair value of net assets acquired and amortization was calculated based on an average period of approximately 10 years.


                                      (57)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

For 1996, these excess costs have been allocated based upon independent appraisals as follows:

             Plant and equipment                                  $  23,181
             Affiliation agreements                                  61,327
             Franchises                                              93,889
             Excess cost over fair value of assets acquired          32,029
                                                                 ----------
                                                                   $210,426
                                                                 ==========
1994 Acquisitions:

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

      Plant and equipment                                     $  31,200
      Affiliation agreements                                    145,150
      Franchises                                                362,301
      Excess cost over fair value of net assets acquired         87,295
                                                              ---------
                                                              $ 625,946
                                                              =========



                                      (59)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the years ended December 31, 1996 and 1995 as if the acquisitions of U.S. Cable and Cablevision of Newark had occurred on January 1, 1996 and 1995, respectively, and as if the acquisition of Cablevision of Boston had occurred on January 1, 1995.

                                              Years Ended December 31,
                                        ---------------------------------
                                        1996                      1995
                                        ----                      ----
         Net revenues                   $1,382,571              $1,236,987
                                        ==========              ==========

         Net loss                       $ (356,953)            $  (365,875)
                                        ===========             ==========

         Net loss per common share      $   (19.52)          $      (15.77)
                                        =============        =============

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

RESTRUCTURING

A-R Cable. In 1992 the Company and A-R Cable consummated a restructuring and refinancing transaction (the "A-R Cable Restructuring"). Among other things, this transaction involved an


                                      (60)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

additional $45,000 investment in A-R Cable by the Company to purchase a new Series B Preferred Stock and the purchase of a new Series A Preferred Stock in A-R Cable by Warburg for $105,000. As a result of the A-R Cable Restructuring, the Company no longer has financial or voting control over A-R Cable's operations. For reporting purposes, the Company accounts for its investment in A-R Cable using the equity method of accounting whereby the Company records 100% of the net losses of A-R Cable since it continues to own 100% of A-R Cable's outstanding common stock.

Included in share of affiliates' net loss in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 is $68,492, $72,257 and $67,092, respectively, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which is not owned by the Company. Included in deficit investment in affiliates is $504,496 and $442,940 at December 31, 1996 and 1995, respectively, representing A-R Cable losses and external dividend requirements recorded by the Company in excess of amounts invested by the Company therein. At December 31, 1996 and 1995 and for the years then ended, A-R Cable's total assets, liabilities (including preferred stock) and net revenues amounted to $204,072 and $222,831; $792,564 and $738,581; $120,355 and $113,292, respectively.

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

During 1996 and 1995 CSC purchased additional shares of the new Series B Preferred Stock for a cash investment of $2,025 and $3,740, respectively, and during 1995 Warburg Pincus purchased additional shares of the new Series A Preferred Stock for a cash investment of $210.

As described in the "Acquisitions - 1996 Acquisitions" section of this Note 2, in May 1996, the Company entered into an agreement with Warburg to acquire from Warburg the interests that the Company does not own in certain companies, including A-R Cable. The A-R Cable acquisition had not been completed at December 31, 1996 (see Note 14). After July 2, 1997, if the Company has not completed the A-R Cable acquisition, Warburg may irrevocably cause the sale of A-R Cable.


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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:


                                                  December 31,
                                               ---------------     Estimated
Communication transmission                     1996       1995     Useful Lives
                                               ----       ----     ------------
  and distribution systems:
    Converters .........................  $  430,028  $  329,091    3 to 5 years
    Headends ...........................      88,386      59,320    6 to 9 years
    Central office equipment ...........      35,992      26,443        10 years
    Distribution systems ...............   1,416,468   1,127,836  10 to 15 years
    Program, service and test
      equipment ........................     150,433     105,759    4 to 7 years
    Microwave equipment ................       6,082       5,442     7 1/2 years
    Construction in progress (including
      materials and supplies) ..........     124,993      74,499            --
Furniture and fixtures .................      34,556      26,038   5 to 12 years
Transportation equipment ...............      53,854      41,352   2 to 12 years
Building and building improvements .....      34,076      23,033  22 to 39 years
Leasehold improvements .................      48,671      41,939   Term of lease
Land and land improvements .............      10,458       9,118            --
                                           ----------  ---------
                                           2,433,997   1,869,870
Less accumulated depreciation and
  amortization .........................   1,043,026     843,515
                                           ----------  ---------
                                           $1,390,971 $1,026,355
                                           ========== ==========

NOTE 4. DEBT

Bank Debt

Restricted Group

For financing purposes, Cablevision Systems Corporation and certain of its subsidiaries (including Cablevision of Boston as of December 15, 1995, the Long Island system formerly included as part of V Cable, as of April 17, 1996, Cablevision of Newark as well as Cablevision of Monmouth, Cablevision of Hudson and Cablevision MFR as of November 20, 1996) are collectively referred to as the "Restricted Group". On September 5, 1996, the Restricted Group entered into a new $1.7


                                      (62)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

billion reducing revolver credit facility (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc. ("Toronto-Dominion"), as administrative and arranging agent. This Credit Agreement replaced a $1.5 billion facility that was also with a group of banks led by Toronto-Dominion.

The Credit Agreement consists of a $1.3 billion facility ("Parent Facility") and a $400 million facility available to the Restricted Group's New Jersey systems. Both facilities start reducing on September 30, 1999, with a final maturity of September 30, 2005. The total amount of bank debt outstanding under the Credit Agreement at December 31, 1996 was $977,566 ($559,244 was outstanding at December 31, 1995 under the previous $1.5 billion credit facility). As of December 31, 1996, approximately $16,900 was restricted for certain letters of credit issued for the Company.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $705,500 at December 31, 1996. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends. The Company is restricted from paying any dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 1996.

Interest on outstanding amounts may be paid, at the option of the Company, based on various formulas which relate to the prime rate, rates for certificates of deposit or other prescribed rates. The Company has entered into interest rate swap agreements with several banks on a notional amount of $160,000 as of December 31, 1996 whereby the Company pays a fixed rate of interest and receives a variable rate. In addition, the Company has entered into interest rate cap agreements on a notional amount of $65,000 which limits the interest rate the Company will pay to 8%. Interest rates and terms vary in accordance with each of the agreements. The Company enters into interest rate swap agreements to hedge against interest rate risk, as required by its Credit Agreement, and therefore accounts for these agreements as hedges of floating rate debt, whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. As of December 31, 1996, the interest rate agreements expire at various times through the year 2000 and have a weighted average life of approximately one and one-third years. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on all bank indebtedness was 7.2% and 8.6% on December 31, 1996 and 1995, respectively. The Company is also obligated to pay fees of 3/8 of 1% per annum on the unused loan commitment and from 1-3/8% to 1-5/8% per annum on letters of credit issued under the Credit Agreement.

Substantially all of the assets of the Restricted Group, amounting to approximately $2,278,246 at December 31, 1996, support borrowings under the Credit Agreement.


                                      (63)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Cablevision MFR

Cablevision MFR and its subsidiaries, Monmouth Cablevision and Riverview Cablevision, were party to a credit facility with a group of banks led by Nations Bank of Texas, N.A., as agent (the "MFR Credit Facility"). The maximum amount available to Cablevision MFR under the MFR Credit Facility was $285,000 with a final maturity at June 30, 2003. The facility was a reducing revolving loan, with scheduled facility reductions beginning on March 31, 1996 resulting in a 15% reduction by December 31, 1998. As of December 31, 1995, Cablevision MFR had outstanding bank borrowings of $195,200. On November 26, 1996, the outstanding balance of $207,800 under the MFR credit facility was repaid from funds borrowed under the new restricted group facility and the MFR facility was terminated.

Unrestricted Cable

Cablevision of Ohio

The Company's subsidiaries Telerama, Inc., Cablevision of the Midwest, Inc. and Cablevision of Cleveland L.P., (collectively "Cablevision of Ohio") are party to a credit facility entered into during 1996 with a group of banks led by NationsBank of Texas, N.A., as agent, which consists of a nine year $425,000 reducing revolving credit facility which matures on June 30, 2005 and a nine and one half year $75,000 term loan facility which matures on December 31, 2005. The reducing revolving facility has scheduled facility reductions beginning in 1999. The term loan facility requires repayments of $375 per year from 1997 through 2003 with the balance to be repaid in the final two years. As of December 31, 1996, Cablevision of Ohio had outstanding borrowings under its reducing revolving facility of $237,189 and approximately $1,100 of outstanding letters of credit, leaving unrestricted and undrawn funds available amounting to approximately $186,700. Amounts outstanding under the facility bear interest at varying rates based upon the banks base rate or LIBOR rate, as defined in the facility. Cablevision of Ohio has entered into interest rate swap agreements with several banks on a notional amount of $175,000 as of December 31, 1996 whereby the Company pays a fixed rate of interest and receives a variable rate. Interest rates and terms vary in accordance with each of the agreements. Cablevision of Ohio enters into interest rate swap agreements to hedge against interest rate risk, and therefore accounts for these agreements as hedges of floating rate debt, whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. The interest rate agreements expire in November 1999. Cablevision of Ohio is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements, however, Cablevision of Ohio does not anticipate nonperformance by the counterparties. The weighted average interest rate was 7.9% on December 31, 1996.

Substantially all of the equity interests held by the Company in Cablevision of Ohio have been pledged to secure borrowings under the credit facility.


                                      (64)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Cablevision of Ohio Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision of Ohio to maintain certain financial ratios. Cablevision of Ohio was in compliance with all restrictive covenants of the credit facility at December 31, 1996.

U.S. Cable

In August 1996, the Company repaid the balance of the debt owed to GECC of approximately $154,000. The repayment of the GECC debt was financed under a new $175,000 U.S. Cable credit facility. The credit facility is with a group of banks led by the Bank of New York, as agent, and consists of a three year $175,000 revolving credit facility maturing on August 13, 1999. The revolving credit facility is payable in full upon maturity. As of December 31, 1996 U.S. Cable had outstanding borrowings under its revolving credit facility of approximately $159,500, leaving unrestricted and undrawn funds available amounting to $15,500. Amounts outstanding under the facility bear interest at varying rates based upon the banks base rate or LIBOR rate, as defined in the loan agreement. The weighted average interest rate was 7.6 % on December 31, 1996.

Substantially all of the partnership interests held by the Company in U.S. Cable are pledged to secure borrowings under the credit facility.

The U.S. Cable facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring U.S. Cable to maintain certain financial ratios. U.S. Cable was in compliance with all restrictive covenants of the credit facility at December 31, 1996.

Rainbow Programming

In January 1995, Rainbow Programming entered into an amended and restated credit facility for $202,000, the entire amount of which was outstanding on December 31, 1996 and 1995. The credit facility is payable in full on March 31, 1997 and can be extended to June 30, 1997 at Rainbow Programming's option and bears interest at varying rates based upon the banks' Base Rate or Eurodollar Rate, as defined in the credit agreement. The loan is secured by a pledge of the Company's stock in Rainbow Programming and is guaranteed by the subsidiaries of Rainbow Programming as permitted. The weighted average interest rate during 1996 and 1995 was 8.9% and 8.7%, respectively. The credit agreement contains various restrictive covenants with which Rainbow Programming was in compliance at December 31, 1996. See Note 14.


                                      (65)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

American Movie Classics Company

AMCC is party to a loan agreement (the "AMCC Loan Agreement") with a group of banks (with the Toronto Dominion Bank as Lead Bank). The AMCC Loan Agreement, which permits maximum borrowings of $34,030 and matures on June 30, 1998, is comprised of a $19,030 term loan and a $15,000 revolver. At December 31, 1996 and 1995, there were no borrowings under the revolver and an outstanding balance of $19,030 and $36,025, respectively under the term loan. Borrowings under the AMCC Loan Agreement bear interest at varying rates above the Lead Bank's Base, CD or LIBOR rate depending on the ratio of debt to cash flow, as defined in the Loan Agreement. AMCC has entered into an interest rate swap agreement on a notional amount of $20,000 under which AMCC pays a fixed rate and receives a variable rate. The interest rate swap agreement expires on October 6, 1997. AMCC is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement; however, it does not anticipate nonperformance by the counterparties. At December 31, 1996 and 1995 the weighted average interest rate on bank indebtedness approximated 7.0% and 6.8%, respectively. Substantially all of the assets of AMCC, amounting to $161,931 at December 31, 1996, have been pledged to secure the borrowings under the AMCC Loan Agreement. The AMCC Loan Agreement contains various restrictive covenants with which AMCC was in compliance at December 31, 1996. See Note 14.

Senior Debt

Under the credit agreement between V Cable, Inc. ("V Cable"), a subsidiary of the Company, and GECC (the "V Cable Credit Agreement"), GECC had provided a term loan (the "V Cable Term Loan") in the amount of $20,000 to V Cable. In addition, GECC had extended to VC Holding, a subsidiary of V Cable, a $505,000 term loan (the "Series A Term Loan), a $25,000 revolving line of credit (the "Revolving Line") and a $202,554 term loan (the "Series B Term Loan"), all of which comprised the VC Holding Credit Agreement. At December 31, 1995, amounts outstanding under the V Cable Term Loan, the Series A Term Loan and the Series B Term Loan were $801,444.

V Cable had agreed to assume, on December 31, 1997, approximately $121,000 of debt of U.S. Cable, which amount was subject to adjustment, upward or downward, depending on U.S. Cable's ratio of debt to cash flow (as defined) in 1997 and thereafter. Included in Senior Debt at December 31, 1995 was $97,359, representing the present value of debt of U.S. Cable that would have been assumed in 1997. The effective interest rate on this debt was approximately 11%. Amortization of deferred interest expense in connection with the assumption of U.S. Cable's debt amounted to $4,684 in 1996, $14,047 in 1995 and $14,048 in
1994.

In February 1996, the Company entered into the GECC Agreement, as amended, which provided for, among other things, the payment of all existing indebtedness of V Cable and the formation of Cablevision of Ohio, which entered into a separate $500,000 credit facility with a group of banks


                                      (66)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

(see section titled "Bank Debt - Unrestricted Cable - Cablevision of Ohio" of this Note 4). In March 1996, approximately $500,000 of V Cable indebtedness (which includes accrued interest) was paid with funds made available from the proceeds of the Company's issuance of Series M Preferred Stock (see Note 5), $209,000 was repaid from borrowings under the Cablevision of Ohio credit facility and the remaining indebtedness of V Cable was paid from borrowings under the Credit Agreement.

Subordinated Debentures

On May 16, 1996, the Company issued $150,000 principal amount ($149,422 amortized amount at December 31, 1996) of 9 7/8% Senior Subordinated Notes due 2006 (the "2006 Notes") and $250,000 principal amount of 10 1/2% Senior Subordinated Debentures due 2016 (the "2016 Debentures"). The 2006 Notes are redeemable at the Company's option, in whole or in part, on May 15, 2001, May 15, 2002 and May 15, 2003 at the redemption price of 104.938%, 103.292% and 101.646%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date. The 2016 Debentures are redeemable at the Company's option, in whole or in part, on May 15, 2006, May 15, 2007, May 15, 2008 and May 15, 2009,
at the redemption price of 105.25%, 103.938%, 102.625% and 101.313%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date. The indentures under which the 2006 Notes and 2016 Debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1996. The net proceeds of approximately $389,000 were used to repay borrowings under the Company's Credit Agreement.

In November 1995, the Company issued $300,000 principal amount of 9-1/4% Senior Subordinated Notes due 2005 (the "2005 Notes"). The 2005 Notes are redeemable at the Company's option, in whole or in part, on November 1, 2000, November 1, 2001 and November 1, 2002 at the redemption price of 104.625%, 103.1% and 101.5%, respectively, of the principal amount and thereafter at 100% of the principal amount, in each case together with accrued interest to the redemption date. The indenture under which the 2005 Notes were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1996. The net proceeds of approximately $292,500 were used to reduce bank borrowings.

In February 1993, the Company issued $200,000 face amount ($198,993 and $198,930 amortized amounts at December 31, 1996 and 1995, respectively) of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). The 2013 Debentures are redeemable, at the Company's option, on February 15, 2003, February 15, 2004, February 15, 2005 and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40% and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each


                                      (67)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

case together with accrued interest to the redemption date. The indenture under which the 2013 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1996.

Also in 1993, the Company issued $150,000 face amount ($149,690 and $149,678 amortized amounts at December 31, 1996 and 1995, respectively) of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). The 2023 Debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date. The indenture under which the 2023 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1996.

In April 1992, the Company issued $275,000 of its 10-3/4% Senior Subordinated Debentures due 2004 (the "2004 Debentures"). The 2004 Debentures are redeemable, at the Company's option, on April 1, 1997 and April 1, 1998 at the redemption price of 103.071% and 101.536%, respectively, of the principal amount, and on April 1, 1999 and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The Indenture under which the 2004 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1996. The Indenture requires a sinking fund providing for the redemption on April 1, 2002 and April 1, 2003 of $68,750 principal amount of the 2004 Debentures, at a redemption price equal to 100% of the principal amount, plus accrued interest to the redemption date.

Subordinated Notes Payable

In connection with the acquisition of Monmouth Cablevision and Riverview Cablevision, in August 1994, Cablevision MFR issued promissory notes totalling $141,268, due in 1998, which bear interest at 6% until the third anniversary and 8% thereafter (increasing to 8% and 10% respectively, if interest is paid in shares of the Company's Class A Common Stock). Principal and interest on the notes is payable, at Cablevision MFR's election, in cash or in shares of the Company's Class A Common Stock. The promissory notes are guaranteed by the Company and the obligations under the guarantee rank pari passu with the Company's subordinated debentures. In certain circumstances, Cablevision MFR may extend the maturity date of the promissory notes until 2003 for certain additional consideration.


                                      (68)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1996 are as follows:

        Restricted   Cablevision      U.S.    Rainbow
           Group         Ohio        Cable     Programming      AMCC       Total
        -----------  -----------  ---------    -----------    --------   -------
1997      $  3,691      $451      $      -      $202,008    $12,980    $219,130
1998       143,935       451             -           -        6,050     150,436
1999           996       451       159,460           -          -       160,907
2000           270       400             -           -          -           670
2001        40,550       375             -           -          -        40,925

NOTE 5. PREFERRED STOCK

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock") with a liquidation preference of $650,000, which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock on August 2, 1996 with terms identical to the Series L Preferred. Net proceeds were approximately $626,000. The depositary shares are exchangeable, in whole but not in part, at the option of the Company, on or after April 1, 1996, for the Company's 11-1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. The Company satisfied its dividend requirements by issuing 6,576 additional shares of Series M Preferred Stock in 1996.

In November 1995, the Company issued 13,800,000 depositary shares representing 1,380,000 shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock (the "Series I Preferred Stock") with an aggregate liquidation preference of $345,000. The depositary shares are convertible into shares of the Company's Class A Common Stock, at any time after January 8, 1996 at the option of the holder, at an initial conversion price of $67.44 per share of Class A Common Stock subject to adjustment under certain conditions. The Series I Preferred Stock is exchangeable into 8-1/2% Convertible Subordinated Debentures due 2007, at the option of the Company, in whole but not in part, on or after January 1, 1998 at a rate of $25.00 principal amount of exchange


                                      (69)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

debentures for each depositary share. The Series I Preferred Stock is redeemable at the option of the Company, in whole or in part, on November 1, 1999, November 1, 2000, and November 1, 2001 and thereafter at 102.8%, 101.4% and 100.0%, respectively, of the principal amount plus accrued and unpaid dividends thereon. The net proceeds of the Series I Preferred Stock of approximately $334,200 were used to repay bank borrowings. The Company paid a cash dividend of approximately $29,325 in 1996 and $4,399 in 1995.

In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. The Company is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit the Company, at its option, after January 1, 1996, to exchange the Series H Preferred Stock for the Company's 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The net proceeds of approximately $239,300 were used to repay bank debt. The Company satisfied its dividend requirements by issuing 317,549 and 77,510 additional shares of Series H Preferred Stock in 1996 and 1995, respectively.

The holders of the Company's 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") may require the Company to redeem for cash at any time commencing December 31, 1997 all or a portion of the outstanding shares of the Series C Preferred Stock. The Company has the right, upon notice to the holders requesting redemption, to convert all or a part of such shares into shares of Class B Common Stock. If, in the future, holders require the Company to redeem their Series C Preferred Stock, it is the Company's intention to convert such shares into Class B Common Stock. The Company paid cash dividends on the Series C Preferred Stock during each of 1996 and 1995 of $885.


                                      (70)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 6. INCOME TAXES

The Company and its majority-owned subsidiaries file consolidated federal income tax returns. At December 31, 1996 the Company had consolidated net operating loss carry forwards for tax purposes of approximately $1,222,876 , which expire between 2002 and 2011.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1996 and 1995 are as follows:

                                                           1996           1995
                                                         --------        -------
    Deferred Asset (Liability)

Depreciation and amortization                         $  (3,154)      $ (45,358)
Receivables from affiliates                              (8,221)         19,179
Benefit plans                                            11,951          11,025
Allowance for doubtful accounts                           5,228           5,202
Deficit investment in affiliate                         251,639         226,662
Benefits of tax loss carry forwards                     513,608         429,906
Other                                                     2,462           2,180
                                                      ---------       ---------
    Net deferred tax assets                             773,513         648,796
Valuation allowance                                    (773,513)       (648,796)
                                                      ---------       ---------
                                                      $       -       $       -
                                                      =========       =========

The Company has provided a valuation allowance for the total amount of net deferred tax assets since realization of these assets was not assured due principally to the Company's history of operating losses.

NOTE 7. OPERATING LEASES

The Company leases certain office, production and transmission facilities under terms of leases expiring at various dates through 2012. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $22,195, $16,823 and $12,036, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $8,585, $7,790 and $6,947, respectively. The minimum future annual rentals for all operating


                                      (71)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

leases during the next five years, including pole rentals from January 1, 1997 through December 31, 2001, and thereafter, at rates now in force are approximately: 1997, $24,466; 1998, $20,636; 1999, $19,149; 2000, $17,709; 2001,
$14,302; thereafter, $18,871.

NOTE 8. AFFILIATE TRANSACTIONS

The Company has affiliation agreements with certain cable television programming companies, including MSG Holdings, varying ownership interests in which were held, directly or indirectly, by Rainbow Programming during the three years ended December 31, 1996. Rainbow Programming's investment in these programming companies is accounted for on the equity method of accounting. Accordingly, the Company recorded losses of approximately $(8,018), $(9,930) and $(1,007) in 1996, 1995 and 1994, respectively, representing its percentage interests in the results of operations of these programming companies. Such amounts include $4,304 for 1994 of the Company's share of the net income of AMCC prior to its consolidation with the Company in July 1994. In addition, such amounts include $(3,293) and $(175) for 1995 and 1994, respectively, of the Company's share of net losses in SportsChannel New York and Rainbow News 12 prior to their consolidation with the Company in July 1995. At December 31, 1996 and 1995, the Company's investment in these programming companies amounted to approximately $277,241 and $134,969, respectively. Costs incurred by the Company for programming services provided by these non-consolidated affiliates and included in technical expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $37,610, $37,756 and $20,232, respectively. At December 31, 1996 and 1995, amounts due from certain of these programming affiliates aggregated $63 and $584, respectively, and are included in advances to affiliates. Also, at December 31, 1996 and 1995 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $14,012 and $12,607, respectively, and are included in accounts payable to affiliates.

Summarized combined financial information relating to these programming companies at December 31, 1996, 1995 and 1994 and for the years then ended is as follows:

                                           1996            1995          1994
                                        ---------       ---------       -------

Current assets                          $ 101,901       $  73,232       $ 97,184
                                        =========       =========       ========
Noncurrent assets                       $  54,116       $  47,387       $ 33,815
                                        =========       =========       ========
Current liabilities                     $  77,793       $  59,451       $ 64,000
                                        =========       =========       ========
Noncurrent liabilities                  $  23,984       $  16,490       $  6,257
                                        =========       =========       ========
Net revenues                            $ 269,542       $ 240,518       $270,676
                                        =========       =========       ========
Net income (loss)                       $ (13,943)      $  (5,490)      $  3,473
                                        =========       =========       ========

In 1992 the Company acquired from Mr. Dolan substantially all of the interests in Cablevision of New York City ("CNYC") that it did not previously own. Mr. Dolan remains a 1% partner in


                                      (72)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

CNYC and is entitled to certain preferential payments. Mr. Dolan's preferential rights entitle him to an annual cash payment (the "Annual Payment") of 14% multiplied by the outstanding balance of his "Minimum Payment". The Minimum Payment is $40,000 and is to be paid to Mr. Dolan prior to any distributions to partners other than Mr. Dolan. In addition, Mr. Dolan has the right, exercisable beginning on December 31, 1997, to require the Company to purchase his interest. Mr. Dolan would be entitled to receive from the Company the Minimum Payment, any accrued but unpaid Annual Payments, a guaranteed return on certain of his investments in CNYC and a Preferred Payment defined as a payment (not exceeding $150,000) equal to 40% of the Appraised Equity Value (as defined) of CNYC after making certain deductions. Based upon estimates for accounting purposes of the Appraised Equity Value of CNYC made by the Company, the maximum amount of the Preferred Payment was accrued during 1992 through 1994 as an additional obligation to Mr. Dolan relating to the Company's purchase of CNYC, which has also been charged to par value in excess of capital contributed. The total amount owed to Mr. Dolan at December 31, 1996 of approximately $192,819 in respect of the Preferred Payment, the Minimum Payment and the Annual Payment reflects a reduction of approximately $4,081 at December 31, 1996 representing Mr. Dolan's obligation to reimburse the Company in connection with certain claims paid or owed by CNYC.

During 1996, 1995 and 1994, the Company made advances to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $7,792 and $6,325 at December 31, 1996 and 1995, respectively and are included in advances to affiliates.

In September 1996, the Company acquired the interests in Cablevision of Newark that it did not previously own from an affiliate of Warburg. The Company's share of the net losses of Cablevision of Newark prior to its consolidation amounted to $844, $2,957 and $3,631 in 1996, 1995 and 1994, respectively.

In connection with its 30% interest in A-R Cable Partners (see note 2), the Company recorded its share of the losses of A-R Cable Partners amounting to $3,184 and $3,505 for 1996 and 1995 and $1,886 for the period from acquisition through December 31, 1994.

Also, in connection with its 30% interest in CFHI (see note 2), the Company recorded its share of the losses of CFHI amounting to $1,490 and $1,535 for 1996 and 1995 and $654 from the date of acquisition through December 31, 1994.

The Company manages the operations of A-R Cable, A-R Cable Partners, CFHI (and the operations of Cablevision of Newark through September 1996) for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. In certain cases, interest is charged on unpaid amounts. For 1996, 1995 and 1994, such management fees, expenses and interest amounted to approximately $12,436,


                                      (73)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

$11,531 and $9,457, respectively, of which $7,724, $6,918 and $5,536, respectively, were reserved by the Company.

The Company managed the properties of U.S. Cable, until its acquisition in August 1996, under management agreements that provided for cost reimbursement, including an allocation of overhead charges. For 1996, 1995 and 1994, such cost reimbursement amounted to $2,396, $3,538 and $3,344, respectively, which included an allocation of overhead charges of $1,829, $2,881 and $2,720, respectively.

On August 23, 1996, the Company entered into an agreement with Northcoast Operating Co., Inc. ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $31,000 to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. Northcoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and a cousin of James Dolan.

NOTE 9. BENEFIT PLANS

The Company maintains the CSSC Supplemental Benefit Plan (the "Benefit Plan") for the benefit of certain officers and employees of the Company. As part of the Benefit Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Benefit Plan. Net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 amounted to $(25), $(9) and $103, respectively. At December 31, 1996 and 1995, the fair value of Benefit Plan assets exceeded the projected benefit obligation by approximately $2,537 and $2,119, respectively.

In addition, the Company accrues a liability in the amount of 7% of certain officers' and employees' compensation, as defined. Each year the Company also accrues for the benefit of these officers and employees interest on such amounts. The officer or employee will receive such amounts upon termination of employment. All participants are 100% vested in this plan. The cost associated with this plan for the years ended December 31, 1996, 1995 and 1994 was approximately $400, $495 and $337, respectively.

The Company also maintains a pension plan and a 401(k) savings plan (collectively, the "Plan"), pursuant to which the Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution pension portion of the Plan and an equivalent amount to the Section 401(k) portion of the Plan. The Company also makes matching contributions for employee


                                      (74)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

voluntary contributions to the 401(k) portion of the Plan. The cost associated with the Plan was approximately $5,565 and $4,287 and $3,125 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 10. STOCK BENEFIT PLANS

On June 19, 1996 the Company's shareholders approved the First Amended and Restated 1996 Employee Stock Plan, as amended, (the "1996 Plan"), under which the Company is authorized to issue a maximum of 1,500,000 shares. Under the 1996 Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive and alternative stock appreciation rights, stock grants and stock bonus awards. The other terms of the 1996 Plan are substantially identical to those of the Company's Employee Stock Plan (described below) except that under the 1996 Plan the Compensation Committee has the authority, in its discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the 1996 Plan.

Under the 1996 Plan the Company issued options to purchase 548,555 shares of Class A Common Stock, stock appreciation rights related to 548,555 shares under option and 92,100 bonus award shares. The options and related conjunctive stock appreciation rights are exercisable at various prices ranging from $47.875 to $49.50 per share and vest in either 25% or 33 1/3% annual increments beginning from the date of the grant. The bonus awards vest primarily over a four year period.

Previously, the Company maintained an Employee Stock Plan (the "Stock Plan") under which the Company was authorized to issue a maximum of 3,500,000 shares. Pursuant to its terms, no awards could be granted under the Stock Plan after December 5, 1995. The Company granted under the Stock Plan incentive stock options, nonqualified stock options, restricted stock, conjunctive stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options could not be less than the fair market value per share of class A common stock on the date the option was granted and the options could expire no longer than ten years from date of grant. Conjunctive stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option or in addition to the stock received upon the exercise of such option, equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

Under the Stock Plan, during 1995 the Company issued options to purchase 56,950 shares of Class A common stock, stock appreciation rights related to 56,950 shares under option and stock awards of 11,350 common shares. The options and related conjunctive stock appreciation rights are exercisable at prices ranging from $50.00 to $56.50 per share and vest in 25% and 33-1/3% annual increments beginning from the date of grant. The stock awards vest 100% in May 1999.


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

In January 1996, three employees exercised stock appreciation rights on 213,750 shares. The closing market price on December 29, 1995 of $54.25 with an exercise price of $16.625 resulted in a total cash payment of approximately $8,042,000. Two-thirds was paid at the time of exercise and the balance in October 1996.

In November 1994, the Company entered into agreements with three employees to pay the value, as of that date, of options exercised with respect to 405,000 shares of the Company's Class A Common Stock, and to replace those options with a combination of stock appreciation rights and newly issued options, with the exercise price set at the market price of such stock on that date. In accordance with the agreement, one-third of the value of the exercised options was paid in cash with the remaining portion paid in November, 1995. Accordingly, the Company recorded expense related to the purchase of these options amounting to $13,215 in 1994, representing the cash payment of approximately $4,673 and a liability for future payments.

At December 31, 1996, options for approximately 668,907 shares were exercisable. As a result of stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company recorded (income)/expense of approximately $(8,558), $7,757 and $6,814 in 1996, 1995 and 1994, respectively. The yearly amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the Company's Class A Common Stock.

The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with Statement of Financial Accounting Standards No. 123, for options granted in 1995 and 1996, net loss would have increased by $4,191 in 1996 and by an insignificant amount in 1995. There was no material impact on net loss per share.

The per share weighted average value of stock options issued by the Company during 1996 and 1995, as determined by the Black-Scholes option pricing model, was $19.41 and $21.55, respectively, on the date of grant. In 1996 and 1995, the assumptions of no dividends, expected volatility of 34%, and an expected life of five years were used by the Company in determining the value of stock options granted by the Company. In addition, the calculations assumed a risk free interest rate of approximately 6.7% in each period.


                                      (76)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts discussed above because compensation cost is calculated over the options' vesting periods and compensation costs for options granted prior to January 1, 1995 are not considered. Stock transactions under the Stock Plan and the 1996 Plan are as follows:

                             Shares         Stock
                             Under      Appreciation  Stock      Available     Option
                             Option         Rights    Awards      For Grant  Price Range
                             ------         ------    ------      ---------  -----------
Balance, December 31, 1993   1,734,695      854,945    325,650    151,343   $14.50-$38.25

   Granted                     525,400      525,400     68,400   (593,800)  $42.00-$56.50
   Exercised/issued           (358,528)    (161,952)   (48,430)      --     $14.50-$36.00
   Cancelled                  (434,390)     (59,866)  (109,241)   543,631   $16.63-$42.00
                             ---------    ---------   --------    -------

Balance, December 31, 1994   1,467,177    1,158,527    236,379    101,174   $14.50-$56.50

   Granted                      56,950       56,950     11,350    (68,300)  $50.00-$56.50
   Exercised/issued           (418,102)     (55,764)    17,302          -   $14.50-$42.00
   Cancelled                   (40,343)     (32,026)  (115,231)   155,574   $16.63-$42.00
                             ---------    ---------   --------    -------

Balance, December 31, 1995   1,065,682    1,127,687    149,800          -   $14.50-$56.50

   1996 Stock Plan                                              1,500,000
   Granted                     548,555      548,555     92,100   (640,655)  $47.88-$49.50
   Exercised/issued           (187,141)    (238,641)  (147,444)         -   $14.50-$42.00
   Cancelled-Stock Plan        (44,142)     (21,797)    (6,206)         -   $24.50-$52.13
   Cancelled-1996 Plan          (9,800)      (9,800)      (300)    10,100   $49.50
                             ---------    ---------   --------    -------

Balance, December 31, 1996   1,373,154    1,406,004     87,950    869,445
                             =========    =========   ========    =======

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1996:

                              Options Outstanding            Options Exercisable
                   ------------------------------------- -----------------------
                                  Weighted      Weighted               Weighted
                                  Average       Average                Average
  Ranges of                      Remaining      Exercise               Exercise
Exercise Prices     Shares       Life in Years   Price      Shares      Price
================================================================================

$ 21.25 -  29.875   275,660          4.4        $25.94      275,660    $25.94
  32.75 -  42.00    345,889          7.5         40.46      162,939     41.11
  47.875 - 52.125   536,605          9.4         49.68       15,308     51.55
  56.50             215,000          7.8         56.50      215,000     56.50


                                      (77)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Programming, has entered into several contracts with professional and other sports teams relating to cable television programming including rights agreements. Amounts payable under these contracts during the five years subsequent to December 31, 1996 amount to $50,687 in 1997, $50,724 in 1998, $50,476 in 1999, $53,112 in 2000 and $55,018 in 2001.

In addition, Rainbow Programming has guaranteed rights payments to several professional sports teams relating to certain affiliated sports programming companies. Amounts guaranteed on behalf of such affiliated sports programming companies during the five years subsequent to December 31, 1996 amount to $9,133 in 1997, $3,681 in 1998, $2,846 in 1999, $340 in 2000 and $340 in 2001.

The Company and its cable television affiliates have an affiliation agreement with a program supplier whereby the Company is obligated to make Base Rate Annual Payments, as defined and subject to certain adjustments pursuant to the agreement, through 2004. The Company would be contingently liable for its proportionate share of Base Rate Annual Payments, based on subscriber usage, of approximately $12,714 in 1997; $13,158 in 1998; $13,617 in 1999 and for the
years 2000 through 2004. Such payments would increase by percentage increases in the Consumer Price Index, or five percent, whichever is less, over the prior year's Base Rate Annual Payment.

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


NOTE 13. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Trade Accounts Receivable, Notes and Other Receivables, Prepaid Expenses and Other Assets, Accounts Payable, Accrued Liabilities, Accounts Payable to Affiliates, Feature Film Rights Payable and Obligation to Related Party


                                      (78)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The carrying amount approximates fair value due to the short maturity of these instruments.

Bank Debt, Senior Debt, Subordinated Debentures, Subordinated Notes Payable and Redeemable Exchangeable Preferred Stock

The fair values of each of the Company's long-term debt instruments and redeemable preferred stock are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap and Cap Agreements

The fair values of interest rate swap and cap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

The fair value of the Company's financial instruments are summarized as follows:

                                                        December 31, 1996
                                                 ----------------------------
                                                  Carrying         Estimated
                                                   Amount          Fair Value
                                                  --------         ----------
   Long term debt instruments:
     Bank debt                                   $1,670,245        $1,670,245
     Subordinated debentures                      1,323,105         1,330,438
     Subordinated notes payable                     141,268           136,000
     Redeemable exchangeable preferred stock      1,005,265         1,195,981
                                                 ----------        ----------
                                                 $4,139,883        $4,332,664
                                                 ==========        ==========
   Interest rate swap and cap agreements:
     In a net payable position                   $        -        $    4,238
                                                 ==========        ==========

                                                     December 31, 1995
                                                 ---------------------------
                                                   Carrying        Estimated
                                                    Amount         Fair Value
                                                   ---------       ----------
   Long term debt instruments:
     Bank debt                                   $  992,469        $  992,469
     Senior debt                                    898,803           898,803
     Subordinated debentures                        923,608           972,125
     Subordinated notes payable                     141,268           135,400
     Redeemable exchangeable preferred stock        257,751           266,772
                                                 ----------        ----------
                                                 $3,213,899        $3,265,569
                                                 ==========        ==========
  Interest rate swap and cap agreements:
     In a net payable position                   $        -        $   11,055
                                                 ==========        ==========


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

NOTE 14. SUBSEQUENT EVENTS

On February 18, 1997, Rainbow Programming made a payment to ITT of $168,750 plus interest, fully equalizing its interest in MSG Holdings, and bringing the total of such payments to $360,000, plus interest payments aggregating $47,700. On March 6, 1997 Rainbow Programming entered into letter of intent (the "March 1997 Letter") with ITT to acquire a majority interest in the equity of MSG Holdings. The March 1997 Letter is a nonbinding letter of intent and is not an agreement to enter into a formal contract with respect to such transaction.

In February 1997, the Company made a nonrefundable deposit of $30,000 in partial payment of the purchase price under the Warburg Agreement. Acquisition of the remaining interests in the Warburg Companies that the Company does not already own is expected to close in July 1997.

On April 1, 1997, Rainbow Media Holdings, Inc. ("Rainbow Media") consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC received a 25% equity interest (which interest may be increased up to 27% under certain circumstances) in non-voting Class C common stock of Rainbow Media. The company owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media.

     Rainbow Media has executed a new $300 million three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion (Texas), Inc. as co-agents, and a group of banks. The actual closing of the credit facility was subject to several conditions having been satisfied. Those conditions have now been satisfied and the closing of the new facility is anticipated shortly. Upon closing, approximately $172 million is expected to be drawn to refinance, in part, the previous $202 million credit facility. The balance of the funds utilized to fully repay the $202 million facility and to repay $169 million to the Restricted Group will come from a distribution by American Movie Classics Company. This distribution will be provided by funds made available under a new $250 million, seven year revolving credit and term loan facility maturing in 2004 and closing concurrently with the Rainbow Media credit facility. The Rainbow Media three year revolving credit facility matures on March 31, 2000 and is payable in full on such date. The funds available under the credit facility will be used to finance working capital requirements and general corporate purposes. The credit facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Rainbow Media to maintain certain financial ratios.


                                      (80)

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)



NOTE 15. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 1996 and 1995.

                               MARCH 31,                  JUNE 30,            SEPTEMBER 30,        DECEMBER 31,
                         --------------------     ---------------------   ------------------    --------------------
                           1996       1995         1996         1995          1996    1995         1996       1995
                         --------    --------     --------     --------   --------  --------    ---------   --------
Revenues ...............$ 304,165   $ 245,401   $ 320,331   $ 263,734   $ 331,122   $ 278,158   $ 359,524   $ 290,767
Operating expenses .....  286,272     231,696     292,915     252,695     302,570     249,603     358,973     264,623

Operating profit
  (loss) ...............$  17,893   $  13,705   $  27,416   $  11,039   $  28,552   $  28,555   $     551   $  26,144

Net loss applicable to
  common shareholders ..$(100,680)  $(100,973)  $(117,969)  $ (99,384)  $(106,931)  $ (44,033)  $(134,279)  $ (93,317)


Net loss per common
  share ................$   (4.06)  $   (4.27)  $   (4.75)  $   (4.18)  $   (4.31)  $   (1.85)  $   (5.40)  $   (3.88)
                        =========   =========   =========   =========   =========   =========   =========   =========

                                    TOTAL
                           ---------------------
                              1996          1995
                           --------       ------

Revenues ...............$ 1,315,142   $ 1,078,060
Operating expenses .....  1,240,730       998,617

Operating profit
  (loss) ...............$    74,412   $    79,443

Net loss applicable to
  common shareholders ..$  (459,859)  $  (337,707)


Net loss per common
  share ................$    (18.52)  $    (14.17)
                        ===========   ===========

                                      (81)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial disclosure.

None.

                                    PART III

The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June, 1997 or if such definitive proxy statement is not filed with the Commission prior to April 30, 1997, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 1996, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure other than (i) a report on Form 3 filed by Margaret Albergo on November 18, 1996, with respect to her election as an executive officer of the Company on October 18, 1996, (ii) a report on Form 3 filed by Robert May on November 18, 1996, with respect to his election as an executive officer of the Company on October 18, 1996, and (iii) a report on Form 3 filed by Vincent Tese on October 8, 1996 with respect to his election as a director of the Company on June 19, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

      1. The financial statements as indicated in the index is set forth on page 45.

      2.    Financial Statement schedule:
                                                                          Page
                                                                           No.
                                                                          ----
      Schedule supporting consolidated financial statements:
         Schedule II - Valuation and Qualifying Accounts..............     84


                                      (82)

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

      3. Independent auditors report and accompanying financial statements of A-R Cable Services, Inc. are filed as part of this report on page 85.
      4.  The Index to Exhibits is on page 104.

(b) Reports on Form 8-K:

The Company did not file reports on Form 8-K during the last quarter of the fiscal period covered by this report.


                                      (83)

                         CABLEVISION SYSTEMS CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                               Balance at
                               Beginning   Charged to Costs  Charged to      Deductions-  Balance at
                               of Period   and Expenses      Other Accounts  Write-Offs   End of Period
                               ---------   ----------------  --------------  ----------   -------------
Year Ended December 31, 1996

   Allowance for doubtful
       accounts ..............   $12,678       $18,489          $     -        $(18,212)     $12,955
                                 =======       =======          =======         =======      =======


Year Ended December 31, 1995

   Allowance for doubtful
       accounts..............    $10,087       $14,551          $              $(11,960)     $12,678
                                 =======       =======          =======        ========      =======


Year Ended December 31, 1994

   Allowance for doubtful
       accounts..............    $ 5,055       $11,849          $     -        $ (6,817)     $10,087
                                 =======       =======          =======        ========      =======


                                      (84)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
                          (a wholly-owned subsidiary of
                        Cablevision Systems Corporation)

                        Consolidated Financial Statements

                           December 31, 1996 and 1995

                   (With Independent Auditors' Report Thereon)


                                      (85)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
A-R Cable Services, Inc.

We have audited the accompanying consolidated balance sheets of A-R Cable Services, Inc. (a wholly-owned subsidiary of Cablevision Systems Corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-R Cable Services, Inc. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       /s/ KPMG Peat Marwick LLP
                                       -------------------------
                                           KPMG Peat Marwick LLP
Jericho, New York
April 1, 1997


                                      (86)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (in thousands)


                                                                  1996     1995
                                                                  ----     ----
       ASSETS

Cash and cash equivalents ..................................  $     67   $    25

Accounts receivable trade (less allowance for doubtful
    accounts of $351 and $376) .............................     2,516     2,089

Notes and other receivables ................................     1,170     1,179

Prepaid expenses ...........................................       546       661

Property, plant and equipment, net .........................   107,776   113,787

Excess costs over fair value of net assets acquired, net of
    accumulated amortization of $75,222 and $69,290 ........    91,124   103,226

Deferred financing and other costs, net of accumulated
    amortization of $8,619 and $7,563 ......................       873     1,864
                                                              --------  --------

                                                              $204,072  $222,831
                                                              ========  ========


                            See accompanying notes to
                       consolidated financial statements.


                                      (87)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (in thousands)

                                                              1996       1995
                                                              ----       ----
       LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Accounts payable ...................................    $  17,813     $  15,714
Accrued liabilities:
    Interest .......................................        4,354         5,316
    Payroll and related benefits ...................        2,901         2,167
    Franchise fees .................................        1,690         1,607
    Insurance ......................................        1,403         1,262
    Other ..........................................        5,358         5,338
Amounts payable to affiliates, net .................          177           293
Due to parent ......................................       25,108        17,799
Senior term loan ...................................      402,967       410,000
Capital lease obligations ..........................            -            10
Subscriber deposits ................................          421           705
                                                        ---------     ---------
    Total liabilities ..............................      462,192       460,211
                                                        ---------     ---------

Commitments and contingencies

Preferred Stock - Series A .........................      245,867       205,051
                                                        ---------     ---------
Preferred Stock - Series B .........................       84,505        73,319
                                                        ---------     ---------

Stockholder's deficiency:
    Common stock $.50 par value, 20,000 shares
       authorized, 19,000 shares issued and
       outstanding .................................        9,500         9,500
    Paid-in capital ................................       46,261        41,350
    Accumulated deficit ............................     (644,253)     (566,600)
                                                        ---------     ---------
       Total stockholder's deficiency ..............     (588,492)     (515,750)
                                                        ---------     ---------
                                                        $ 204,072     $ 222,831
                                                        =========     =========


                            See accompanying notes to
                       consolidated financial statements.


                                      (88)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                        1996        1995        1994
                                                        ----        ----        ----
Revenues (including affiliate amounts of
   $1,433, $1,268 and $1,306) .....................  $ 120,355   $ 113,292   $ 107,026
                                                     ---------   ---------   --------
Operating expenses:
   Technical expenses (including affiliate amounts
     of $3,357, $3,260 and $2,246) ................     47,678      43,808      38,269
   Selling, general and administrative expenses
     (including affiliate amounts of $8,105, $7,628
      and $7,262) .................................     27,384      26,104      22,592
   Depreciation and amortization ..................     30,573      46,100      64,695
                                                      ---------   ---------   --------
                                                       105,635     116,012     125,556
                                                      --------   ---------    --------
       Operating profit (loss) ....................     14,720      (2,720)    (18,530)

Other income (expense):
   Interest expense, net (including affiliate
     amounts of $1,634, $1,110 and $659) ..........    (39,755)    (41,408)    (33,572)
   Miscellaneous, net .............................     (2,641)       (182)       (799)
                                                     ---------   ---------    --------
Net loss before income tax benefit ................    (27,676)    (44,310)    (52,901)
                                                     ---------   ---------    --------
Income tax benefit ................................          -       6,082      14,045
                                                     ---------   ---------    --------
Net loss ..........................................    (27,676)    (38,228)    (38,856)
                                                     ---------   ---------    --------

Dividend requirements applicable to:
   Series A Preferred Stock .......................    (40,816)    (34,029)    (28,236)
   Series B Preferred Stock .......................     (9,161)     (7,901)     (6,749)
                                                     ---------   ---------    --------
                                                       (49,977)    (41,930)   (34,985)
                                                     ---------   ---------    --------
Net loss applicable to common stockholder .........  $ (77,653)  $ (80,158)  $ (73,841)
                                                     =========   =========   =========


                             See accompanying notes
                      to consolidated financial statements.


                                      (89)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                     Common Stock
                                   -----------------    Paid-In    Accumulated
                                   Shares    Amount     Capital    Deficit      Total
                                   ------    ------     -------    -------      -----
Balance December 31, 1993 .......  19,000    $9,500      $41,350   $(412,601)   (361,751)

  Preferred dividend requirements       -         -            -   (34,985)    (34,985)
  Net loss ......................       -         -            -   (38,856)    (38,856)
                                   ------    ------      -------    ---------   ---------
Balance December 31, 1994 .......  19,000     9,500       41,350   (486,442)   (435,592)

  Preferred dividend requirements       -         -            -    (41,930)    (41,930)
  Net loss ......................       -         -            -    (38,228)    (38,228)
                                   ------    ------      -------   ---------   ---------
Balance December 31, 1995 .......  19,000     9,500       41,350   (566,600)   (515,750)

  Capital contribution ..........       -         -        4,911          -        4,911
  Preferred dividend requirements       -         -                  (49,977)    (49,977)
  Net loss ......................       -         -            -     (27,676)    (27,676)
                                   ------    ------      -------   ---------   ---------
Balance December 31, 1996 .......  19,000    $9,500      $46,261   $(644,253)  $(588,492)
                                   ======    ======      =======   =========   =========


                            See accompanying notes to
                       consolidated financial statements.


                                      (90)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                              1996       1995       1994
                                                              ----       ----       ----
Cash flows from operating activities:
 Net loss ...............................................  $(27,676)  $(38,228)  $(38,856)
                                                           --------   --------   --------
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Income tax benefit .................................         -     (6,082)   (14,045)
     Depreciation and amortization ......................    30,573     46,100     64,695
     Amortization of deferred financing
     costs ..............................................     1,045      1,268      1,630
   (Gain) loss on sale of equipment .....................       243        (29)       165
 Change in assets and liabilities:
     Decrease (increase) in accounts
     receivable trade ...................................      (418)      (744)        24
     Decrease (increase) in notes and other
       receivables ......................................        38        437        (92)
     Decrease (increase) in prepaid expenses ............        21        (40)        26
     Increase (decrease) in accounts payable ............     1,328      1,539       (391)
     Increase (decrease) in accrued liabilities .........       676       (289)     3,051
     Increase (decrease) in amounts payable to
       affiliates, net ..................................      (186)        55       (364)
     Increase in due to parent ..........................     7,309      6,474      4,134
     Decrease in subscriber deposits ....................      (284)       (77)       (91)
                                                           --------   --------   --------
       Total adjustments ................................    40,345     48,612     58,742
                                                           --------   --------   --------
       Net cash provided by operating
        activities ......................................    12,669     10,384     19,886
                                                           --------   --------   --------
Cash flows from investing activities:
  Cash received upon exchange of cable systems ..........     5,883          -          -
  Additions to intangible assets ........................      (108)         -          -
  Capital expenditures ..................................   (13,527)   (24,635)   (24,404)
  Proceeds from sale of equipment .......................       143        921        322
                                                           --------   --------   --------
    Net cash used in investing activities................  $ (7,609)  $(23,714)  $(24,082)
                                                           --------   --------   --------


                            See accompanying notes to
                       consolidated financial statements.


                                      (91)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)
                                   (continued)

                                                             1996       1995        1994
                                                             ----       ----        ----
Cash flows from financing activities:
  Proceeds from senior debt .............................  $ 23,000   $ 23,000   $ 9,500
  Repayments of senior debt .............................   (30,033)   (13,575)   (6,425)
  Proceeds from issuance of Series A Preferred
    Stock ...............................................         -        210       998
  Proceeds from issuance of Series B Preferred
    Stock ...............................................     2,025      3,740       427
  Repayment of capital lease obligations ................       (10)       (61)     (161)
  Additions to deferred financing and other costs .......         -          -      (500)
                                                           --------   --------   -------
    Net cash provided by (used in) financing
      activities ........................................    (5,018)    13,314     3,839
                                                           --------   --------   -------
Net decrease in cash and cash equivalents ...............        42        (16)     (357)

Cash and cash equivalents at beginning of year ..........        25         41       398
                                                           --------   --------   -------
Cash and cash equivalents at end of year.................  $     67   $     25   $    41
                                                           ========   ========   =======


                            See accompanying notes to
                       consolidated financial statements.


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

In October 1996, the Company agreed to exchange certain of its cable systems in New York for a cable system owned by CSC located in Massachusetts plus $5,883 of cash. The transaction was treated in a manner similar to a pooling of interests for accounting purposes whereby the net assets received were recorded at historical cost and the difference, amounting to $4,911, between the historical value of the assets transferred to CSC and the historical value of the assets received from CSC plus cash was recorded as a capital contribution from CSC.

In May 1992, the Company and CSC consummated a restructuring and refinancing transaction. In connection with this restructuring, Warburg, Pincus Investors, L.P. ("Warburg Pincus") purchased a new Series A Preferred Stock of the Company for a cash investment of $105,000, and CSC purchased a new Series B Preferred Stock of the Company for a cash investment of $45,000.

During 1996 and 1995 CSC purchased additional shares of the new Series B Preferred Stock for a cash investment of $2,025 and $3,740, respectively, and during 1995 Warburg Pincus purchased additional shares of the new Series A Preferred Stock for a cash investment of $210. The Series A Preferred Stock is entitled to a 19% annual dividend. The Series B Preferred Stock is entitled to a 12% annual dividend. Dividends on the Series A and Series B Preferred Stock are not payable until the repayment in full of all outstanding indebtedness to GECC (see Note 3).

In May 1996, CSC entered into an agreement with Warburg Pincus to acquire from Warburg Pincus the approximately 70% of equity interest in the Company that CSC does not already own for $106.7 million. In addition, in connection with the acquisition, CSC agreed to assume the outstanding debt of the Company. On February 3, 1997, CSC made a non-refundable deposit of approximately $22 million in partial payment of the purchase price for Warburg Pincus' interests in the Company. The transaction is expected to close in July 1997.

The balance of the Company's senior term loan, amounting to $402,967 at December 31, 1996, matures on December 30, 1997. The Company has the option, with a significant investment from CSC, to extend the senior term loan to April 1, 1998.


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

Long-Lived Assets

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

The Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of Statement No. 121 had no impact on the Company's financial positions or results of operations.

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

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $38,149, $40,300 and $26,672 during the years ended December 31, 1996, 1995 and 1994, respectively. The Company's noncash investing and financing activities included preferred stock dividend requirements of $49,977, $41,930 and $34,985 in 1996, 1995 and 1994, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.


                                      (95)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items which are depreciated over the estimated useful lives shown below:

                                            December 31,            Estimated
                                        1996             1995       Useful Lives
                                      ----------      ---------     ------------

Distribution systems..................$220,242        $220,728       5-15 years
Machinery and equipment...............   6,779           6,654        5-7 years
Furniture and fixtures................   1,487           1,472          7 years
Vehicles..............................   8,539           7,816          4 years
Buildings.............................   1,930           2,137         25 years
Leasehold improvements................   1,317           1,326    Life of lease
Land..................................     800             920          -
                                      --------       ---------
                                       241,094         241,053
Less accumulated depreciation
  and amortization.................... 133,318         127,266
                                      --------       ---------
                                      $107,776        $113,787
                                      ========        ========

NOTE 3. SENIOR TERM LOAN

The Company's outstanding borrowings under its senior term loan and revolving lines of credit (the "Senior Term Loan") with GECC amounted to $402,967 and $410,000 at December 31, 1996 and 1995, respectively. The facility consists of a $279,117 senior term loan, $91,250 in special funding advances and a $45,000 revolving line of credit. The senior term loan and revolving line of credit are non-amortizing and mature on December 30, 1997. The Company has the option, with a significant investment from CSC, to extend the senior term loan to April 1, 1998. The special funding advances require amortization, amounting to $3,750 per quarter, commencing December 31, 1996, with the balance due on December 30, 1997. Aggregate undrawn funds available under the revolving line of credit at December 31, 1996 amounted to approximately $12,400 of which $191 was restricted for certain letters of credit issued on behalf of the Company.

Interest rates on the Senior Term Loan are at floating rates based on either GECC's LIBOR (as defined in the agreement) or Index Rate plus applicable percentages, which vary depending upon certain prescribed financial ratios. The weighted average interest rate approximated 8.9% at December 31, 1996 and 9.2% at December 31, 1995.


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

The Senior Term Loan agreement contains various restrictive covenants, among which are the maintenance of certain financial ratios, limitations regarding certain transactions by the Company, prohibitions against the transfer of funds to the parent company (except for reimbursement of certain expenses) and limitations on levels of permitted capital expenditures. The Company was in compliance with all of the covenants of its Senior Term Loan agreement at December 31, 1996.

NOTE 4. INCOME TAXES

The Company's tax returns for the years 1984 to 1989 have been examined by the Internal Revenue Service and certain issues related to the amortization of intangible assets are being appealed by the Company. Management believes that any settlement arising out of this examination will not have a material adverse effect on the financial position of the Company.

At December 31, 1996, the Company had a net operating loss carry forward of approximately $242,858, which expires in varying amounts from 2003 to 2011. In 1992, the Company underwent an ownership change within the meaning of Internal Revenue Code Section 382 which limits the amount of net operating loss carry forward from the period prior to the transaction that can be utilized to offset any taxable income in periods subsequent to the transaction. Therefore, of the $242,858 of net operating loss carry forwards for tax purposes, $201,888 is restricted and $40,970 is currently available.

Usage of the $201,888 net operating loss carry forward is limited to a fixed annual amount, calculated using the Federal long-term tax-exempt rate times the value of the Company prior to the ownership change. This amount is increased in any year in which the Company recognizes any built in gain from the sale of assets owned prior to the ownership change. Based on this formula, none of the $201,888 restricted net operating loss carry forward would currently be available to the Company.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1996 and 1995 are as follows:


                                      (97)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)


    Deferred Asset (Liability)                            1996           1995
    --------------------------                            ----           ----

Depreciation and amortization ....................      $(10,829)      $(15,534)
Benefit plans ....................................           478            340
Allowance for doubtful accounts ..................           169            169
Benefits of tax loss carry forwards ..............        92,286         87,813
Other ............................................           (99)          (338)
                                                        --------       --------
   Net deferred tax assets .......................        82,005         72,450
Valuation allowance ..............................       (82,005)       (72,450)
                                                        --------       --------
   Net deferred tax liabilities ..................      $      -       $      -
                                                        ========       ========

The Company has provided a valuation allowance for the entire amount of the net deferred tax assets in 1996 and 1995 since realization of these assets was not assured due to the Company's history of operating losses. Also, in connection with the acquisition of the Company by CSC in January 1988, the Company recorded certain fair value adjustments net of their tax effects. In accordance with SFAS 109, these assets have been adjusted to their remaining pre tax amounts at January 1, 1993, the date the Company adopted SFAS 109. Amortization of these amounts in 1995 and 1994 resulted in the recognition of income tax benefits of $6,082 and $14,045, respectively. These amounts were fully amortized in 1995.

NOTE 5. AFFILIATE TRANSACTIONS

The Company has an agreement with CSC whereby the Company is managed by CSC in exchange for a management fee of 3-1/2% of gross receipts, as defined. Interest on unpaid amounts accumulates at a rate of 10% per annum. Such management fees amounted to $4,208, $3,963 and $3,738 in 1996, 1995 and 1994, respectively, and interest thereon amounted to $1,634, $1,110 and $659 in 1996, 1995 and 1994, respectively.

The Company is also charged for cost reimbursement and an allocation of certain selling, general and administrative expenses by CSC. For the years ended December 31, 1996, 1995 and 1994 these cost reimbursements and expense allocations approximated $3,897, $3,665 and $3,524, respectively. In accordance with certain restrictive covenants contained in its Senior Term Loan agreement, the Company may not pay in excess of specified amounts, subject to certain escalation provisions, of allocated corporate overhead expenses charged by CSC in any fiscal year. In addition, CSC also provided certain programming services to the Company. At December 31, 1996 and 1995, the total balance due CSC for management fees, interest, cost reimbursement, allocated expenses and certain programming services amounted to $25,108 and $17,799, respectively.


                                      (98)

                    A-R CABLE SERVICES, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

CSC has interests in several companies engaged in providing cable television services and programming services to the cable television industry, including the Company. During 1996, 1995 and 1994, the Company was charged approximately $3,357, $3,260 and $2,246, respectively, by these companies for these services and the total amount due these companies as of December 31, 1996 and 1995 was $221 and $293, respectively.

NOTE 6. BENEFIT PLANS

CSC maintains a pension and a 401(k) savings plan (collectively, the "Plan") pursuant to which the Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution pension portion of the Plan and an equivalent amount to the section 401(k) portion of the Plan. The Company also makes matching contributions to employee voluntary contributions to the 401(k) portion of the Plan. Total expense related to the Plan for the years ended December 31, 1996, 1995 and 1994 was approximately $387, $375 and $334, respectively.

The Company does not provide any postretirement benefits to its employees.


NOTE 7. OPERATING LEASES

The Company leases certain office, production, satellite transponder, and transmission facilities under terms of operating leases expiring at various dates. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,080, $1,110 and $1,240, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,894, $2,311 and $1,745, respectively.

The minimum future annual rentals for all operating leases, including pole rentals, from January 1, 1997 through December 31, 2001 at rates now in force are approximately: 1997, $2,699; 1998, $2,424; 1999, $2,243; 2000, $2,214; 2001,
$2,167.


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

The fair value of the Company's financial instruments are summarized as follows:

                                                        Carrying    Estimated
                                                         Amount     Fair Value
                                                         ------     ----------
    Long term debt instruments:
       Senior term loans, December 31, 1996..........   $402,967    $402,967
                                                        ========    ========
       Senior term loans, December 31, 1995..........   $410,000    $410,000
                                                        ========    ========

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 9. COMMITMENTS AND CONTINGENCIES

CSC and its cable television affiliates, including the Company, have an affiliation agreement with a program supplier whereby CSC and its cable television affiliates are obligated to make Base Rate Annual Payments, as defined, through 2004. The Company would be contingently liable for its proportionate share of Base Rate Annual Payments, based on subscriber usage, of approximately $1,099 in 1997; $1,137 in 1998; $1,177 in 1999 and for the years 2000 through 2004. Such payments would increase by percentage increases in the Consumer Price Index or five percent, whichever is less, over the prior year's Base Annual Payment.


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


                                     (101)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.

                                            Cablevision Systems Corporation

                                            By: /s/ William J. Bell
                                            ------------------------------
                                            Name:   William J. Bell
                                            Title:     Vice Chairman

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

              Name                   Title                             Date
              ----                   -----                             ----

/s/  James L. Dolan                  Chief Executive Officer      March 31, 1997
-----------------------              and Director
     James L. Dolan                 (Principal Executive
                                      Officer)
/s/  William J. Bell                 Vice Chairman and Director   March 31, 1997
-----------------------
     William J. Bell                (Principal Financial Officer)

/s/  Andrew B. Rosengard             Senior Vice President        March 31, 1997
-------------------------            and Controller
     Andrew B. Rosengard            (Principal Accounting Officer)


                                     (102)

                                   SIGNATURES
                                   (continued)

/s/  Charles F. Dolan                Chairman of the Board        March 31, 1997
---------------------------          of Directors
     Charles F. Dolan

     Marc A. Lustgarten              Vice Chairman and Director   March 31, 1997
---------------------------
     Marc A. Lustgarten

/s/  Robert May                      Chief Operating Officer      March 31, 1997
---------------------------
     Robert May

/s/  Robert S. Lemle                 Executive Vice President,    March 31, 1997
---------------------------          General Counsel, Secretary
     Robert S. Lemle                 and Director

/s/  Sheila A. Mahony                Senior Vice President        March 31, 1997
-----------------------------        and Director
     Sheila A. Mahony

/s/  John Tatta                      Director and Chairman of     March 31, 1997
-----------------------------        the Executive Committee
     John Tatta

     Patrick F. Dolan                Director                     March 31, 1997
-----------------------------
     Patrick F. Dolan

     Francis F. Randolph, Jr.        Director                     March 31, 1997
-----------------------------
     Francis F. Randolph, Jr.

/s/  Daniel T. Sweeney               Director                     March 31, 1997
-----------------------------
     Daniel T. Sweeney

/s/  Charles D. Ferris               Director                     March 31, 1997
-----------------------------
     Charles D. Ferris

/s/  Richard H. Hochman              Director                     March 31, 1997
-----------------------------
     Richard H. Hochman

/s/  Victor Oristano                 Director                     March 31, 1997
-----------------------------
     Victor Oristano

/s/  Vincent Tese                    Director                     March 31, 1997
-----------------------------
     Vincent Tese


                                     (103)

                         INDEX TO EXHIBITS
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

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

3.1B --Certificate of Designations for the Series E Redeemable Exchangeable Convertible Preferred Stock (incorporated herein by reference to the Company's Annual Report on form 10-K/A for the year ended December 31, 1993, filed on April 13, 1994).

3.1C        --Certificate of Designations for the Series F
            Redeemable Preferred Stock (incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, filed on April
            13, 1994).

3.1D        --Certificate of Designations for the Series G
            Redeemable Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3.1D to the Company's
            Registration Statement on Form S-4, File No. 33-62717).

3.1E        --Certificate of Designations for the Series H
            Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1E to the Company's
            Registration Statement on Form S-4, File No. 33-63691).

3.1F        --Certificate of Designations for the Series I
            Cumulative Convertible Exchangeable Preferred Stock
            (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated November 7,
            1995).

3.1G        --Certificate of Designations for the Series L
            Redeemable Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3.1G of the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1995).

3.1H        --Certificate of Designations for the Series M
            Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1(f) to the Company's
            Registration Statement on Form S-4, File No.
            333-00527).

3.2 --By-laws of the Registrant (incorporated hereby by reference to Exhibit 3.2 to the S-1).


                               (104)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

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

4.3 --Indenture dated as of April 1, 1993 relating to the Registrant's $150,000,000 9-7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to the Company's Registration Statement on Form S-4, File No. 33-61814).

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


                               (105)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

4.6 --Registration Rights Agreement, dated February 15, 1996 between the Registrant and Bear, Stearns & Co., Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co., Incorporated (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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


                               (106)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

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


                               (107)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

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

10.21 --Letter Agreement dated February 12, 1992, among the Registrant, A-R Cable Services, Inc. and Warburg Pincus Investors, L.P. (incorporated herein by reference to Exhibit 28(a) to the Registrant's Current Report on Form 8-K dated February 21, 1992 (the "February 1992 8-K")).

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


                               (108)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

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


                               (109)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

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


                               (110)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

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

10.47 --Agreement, dated as of August 15, 1994 among ITT Corporation, the Registrant and Rainbow Programming Holdings, Inc. (incorporated herein by reference to Exhibit 10.65 of the Company's Current Report on Form 8-K dated September 21, 1994).

10.48 --Amendment Agreement, dated as of September 12, 1994 among ITT Corporation, the Registrant and Rainbow Programming Holdings, Inc. (incorporated herein by reference to Exhibit 10.66 of the Company's Current Report on Form 8-K dated September 21, 1994).


                               (111)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

10.49 --Agreement and Plan of Merger, (the "MSG Merger Agreement") dated as of August 27, 1994 among Viacom Inc., Paramount Communications Realty Corporation, ITT Corporation, Rainbow Garden Corporation and MSG Holdings, Inc. (incorporated herein by reference to Exhibit 10.67 of the Company's Current Report on Form 8-K dated September 21, 1994).

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


                               (112)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

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


                               (113)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

            Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.62 --Employment Agreement, dated as of November 30, 1994, between the Registrant and Robert S. Lemle
            (incorporated herein by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1994).

10.63 --Amendment No. 2 and Waiver, dated as of September 28, 1995 to the Credit Agreement (incorporated herein by reference to Exhibit 10.63 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.64 --Amendment No. 3 and Waiver, dated as of November 7, 1995, to the Credit Agreement (incorporated herein by reference to Exhibit 10.64 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.65 --Amendment No. 4 and Waiver, dated as of March 4, 1996, to the Credit Agreement (incorporated herein by reference to Exhibit 10.65 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.66 --Amended and Restated Senior Loan Agreement, dated as of March 15, 1996, among U.S. Cable Television Group, L.P., the Lenders named therein and General Electric Capital Corporation, as Agent and Lender (incorporated herein by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.67 --Amended and Restated Loan Agreement, dated as of March 15, 1996, among VC Holding, Inc., the Lenders named therein and General Electric Capital Corporation, as Agent and Lender (incorporated herein by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.68 --Partnership interests Redemption Agreement, dated as of March 15, 1996, among U.S. Cable Television Group, L.P., U.S. Cable Partners, Pompadur Trust No. 1, The Rule Trust, dated June 11, 1987, Elliot H. Stein, I. Martin Pompadur and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.68 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).


                               (114)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

10.69 --Second Amended and Restated Agreement of Limited Partnership of U.S. Cable Television Group, L.P., dated as of March 15, 1996 (incorporated herein by reference to Exhibit 10.69 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.70       --Cablevision Systems Corporation 1996 Employee Stock
            Plan (incorporated herein by reference to Exhibit 10.70 of the Company's Annual Report on Form 10 -K for the fiscal year ended December 31, 1995).

10.71 --Credit Agreement, dated as of April 17, 1996, among Cablevision of Cleveland, L.P., Telerama, Inc., Cablevision of the Midwest, Inc., the lenders from time to time party thereto, NationsBank of Texas, N.A., as Administrative Agent, Canadian Imperial Bank of Commerce as Documentation Agent, The Toronto-Dominion Bank as Syndicate Agent, and The First National Bank of Boston, The Bank of Nova Scotia, Corcstatcs Bank, N.A., Credit Lyonnais Cayman Island Branch, PNC Bank, National Association and Royal Bank of Canada, as Co-Agents (incorporated herein by reference to Exhibit
            10.71 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

10.72 --Fifth Amended and Restated Credit Agreement, dated as of September 5, 1996, among Cablevision Systems Corporation, the Restricted Subsidiaries (as defined herein), the banks party thereto, and Toronto Dominion (Texas), Inc., as Arranging Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank of Texas, N.A., and The Chase Manhattan Bank, as Agents, Bank of Montreal, Chicago Branch, Fleet Bank, N.A., Mellon Bank, N.A., and Regal Bank of Canada, as Co-Agents, The Bank of Nova Scotia and The Canadian Imperial Bank of Commerce, as Co-Syndication Agents, and The Bank of New York, as Documentation Agent (incorporated herein by reference to Exhibit 10.72 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,
            1996).

10.73 --Credit Agreement, dated as of September 5, 1996, among Cablevision MFR, Inc., Cablevision Systems Corporation, the Guarantors (as defined therein), the banks party thereto, and Toronto Dominion (Texas), Inc. as Arranging Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank of Texas, N.A., and The Chase Manhattan Bank, as Agents, Bank of Montreal, Chicago Branch, Fleet Bank, N.A., Mellon Bank, N.A., and Regal Bank of Canada, as Co-Agents, The Bank of Nova Scotia and The Canadian Imperial Bank of Commerce, as Co-Syndication Agents, and The Bank


                               (115)

                         INDEX TO EXHIBITS
                            (continued)
EXHIBIT                                                                 PAGE
  NO.                      DESCRIPTION                                   NO.
-------                    -----------                                ------

            of New York, as Documentation Agent (incorporated herein by reference to Exhibit 10.73 to the Company's
            Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996).

10.74 --Agreement, dated February 4, 1996, among Cablevision Systems Corporation, Rainbow Programming Holdings, Inc. and ITT Corporation (incorporated herein by reference to Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,
            1996).

10.75 --Master Stock Purchase Agreement, dated as of May 10, 1996, between Warburg Pincus Investors, L.P., a
            Delaware limited partnership, and the Company
            (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated May 10,
            1996).

10.76 --Letter, dated March 6, 1997, among ITT MSG Inc., ITT Eden Corp., Rainbow Garden Corp. and Garden L.P. Holding Corp. (incorporated by reference to Exhibit
            99.2 of the Company's Current Report on Form 8-K dated
            March 6, 1997).

21          --Subsidiaries of the Registrant

23.1        --Consent of Independent Auditors

27          --Financial Data Schedule

28.1-- --Form of Guarantee and Indemnification Agreement among Dolan, the Registrant and directors and officers of the Registrant (incorporated herein by reference to Exhibit 28 to the S-1)


                                     (116)