Form 10-K/A
period 1996-12-31
CABLEVISION SYSTEMS CORP
filed 1997-05-06
CIK 784681

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ____________ TO _________.

                         Commission file number: 1-9046

                         Cablevision Systems Corporation
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     11-2776686
-----------------------------------------------------------  -------------------
(State of other jurisdiction incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

One Media Crossways, Woodbury, New York                      11797
----------------------------------------                     -------------------
(Address of principal executive Offices)                     (Zip Code)

Registrant's telephone number, including area code (516) 634-8450

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                                        Class A Common Stock
Name of each exchange on which registered:                  American Stock
                                                            Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|.

Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock Exchange on April 1, 1997: $369,446,664.

Number of shares of common stock outstanding as of April 1, 1997:
                       Class A common Stock - 13,587,151
                       Class B Common Stock - 11,251,234

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
               Filed pursuant to Section 12, 13, or 15(d) of the
                         Securities Exchange Act of 1934

                         CABLEVISION SYSTEMS CORPORATION

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

     Item 10. - Directors and Executive Officers of the Registrant.

     Item 11. - Executive Compensation.

     Item 12. - Security Ownership of Certain Beneficial Owners and Management.

     Item 13. - Certain Relationships and Related Transactions.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Board of Directors of the Company met, or acted by written consent in lieu of meeting, eighteen times in 1996 and presently consists of 15 members, 8 of whom are officers of the Company or its subsidiaries.

Board Committees

      The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee.

      The Executive Committee consists of Messrs. Tatta, Bell, , Lemle and James Dolan. The Executive Committee is authorized to exercise, between meetings of the Board of Directors, all the powers thereof except as limited by Delaware law and except for certain specified exceptions including authorization of contracts with officers or directors, significant acquisitions, investments or guarantees, entering new businesses, the approval of operating budgets or the issuance of capital stock. The Executive Committee met, or acted by written consent in lieu of meeting, three times in 1996.

      The Audit Committee of the Board of Directors consists of Messrs. Hochman and Oristano. The functions of the Audit Committee are to review and report to the Board of Directors with respect to selection and the terms of engagement of the Company's independent public accountants, and to maintain communications among the Board of Directors, such independent public accountants and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of the Company's internal audit controls and related matters. The Audit Committee met two times in 1996.

      The Compensation Committee consists of Messrs. Oristano, Hochman and Tatta. The functions of the Compensation Committee are (i) to represent the Board in discharging its responsibilities with respect to the Company's employee stock plan and, in doing so, to administer such plans with regard to, among other things, the determination of eligibility of employees, the granting of stock, SARs and/or options, and the termination of such plans and (ii) to determine the appropriate levels of compensation, including salaries, bonuses, stock and option rights and retirement benefits for members of the Company's senior management, subject to the approval of the Board of Directors. A subcommittee of the Compensation Committee consisting of Messrs. Oristano and Hochman, has exclusive authority and responsibility for, and with respect to, any grants or awards under the Company's employee stock plans to any executive officer of the Company, and to the Company's other most senior employees. The Compensation Committee met, or acted by written consent in lieu of meeting, five times in 1996.

      Each member of the Board of Directors participated in not less than 75% of the aggregate number of meetings or consents in lieu of meeting of the Board of Directors and of each Board committee of which he or she was a member, during 1996.

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

      The following table sets forth the directors and executive officers of the Company as of April 1, 1997.

NAME                      AGE      POSITION
----                      ---      --------
Charles F. Dolan..........70    Chairman and Director
James L. Dolan............41    Chief Executive Officer and Director
William J. Bell...........57    Vice Chairman and Director
Marc A. Lustgarten........50    Vice Chairman and Director
Robert P. May.............47    Chief Operating Officer and Director
Robert S. Lemle...........44    Executive Vice President, General Counsel,
                                Secretary and Director
Margaret Albergo..........43    Senior Vice President, Planning and Performance
Joseph W. Cece............44    Senior Vice President, Strategic Planning
Thomas C. Dolan...........44    Senior Vice President and Chief Information
                                Officer
Sheila A. Mahony..........55    Senior Vice President and Director
Barry J. O'Leary..........53    Senior Vice President, Finance and Treasurer
Andrew B. Rosengard.......39    Senior Vice President and Controller
Patrick F. Dolan..........45    Vice President of News and Director
John Tatta................76    Chairman of the Executive Committee and Director
Charles D. Ferris.........63    Director
Richard H. Hochman........51    Director
Victor Oristano...........80    Director
Francis F. Randolph, Jr...69    Director
Daniel T. Sweeney.........67    Director
Vincent Tese..............54    Director

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

      James L. Dolan -- Chief Executive Officer of the Company since October 1995 and Director of the Company since 1991. Chief Executive Officer of Rainbow Programming Holdings, Inc., a subsidiary of the Company, from September 1992 to October 1995. Vice President of the Company from 1987 to September 1992. Director of Advertising Sales from 1985 to September 1992. Manager of Advertising Sales from 1983 to 1985. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and Thomas C. Dolan.

      William J. Bell -- Vice Chairman and Director of the Company since 1985. Joined the Company's predecessor in 1979. Mr. Bell is a member of the Board of Governors of the American Stock Exchange.

      Marc A. Lustgarten -- Director of the Company since 1985. Vice Chairman of the Company since 1989. Executive Vice President of the Company from 1985 to 1989.

      Robert P. May -- Chief Operating Officer and Director of the Company since October 1996. Senior Vice President and member of the Board of Directors of Intelligent Electronics from 1993 to 1995. Senior Vice President of Federal Express Corporation from 1987 through 1993.

      Robert S. Lemle -- Director of the Company since 1988. Executive Vice President, General Counsel and Secretary since February 1994. Senior Vice President, General Counsel and Secretary of the Company from 1986 to February 1994 and Vice President, General Counsel and Secretary of the Company from 1985 to 1986.

      Margaret Albergo -- Senior Vice President, Planning and Performance of the Company since October 1996. Senior Vice President, Operations of Rainbow Programming Holdings, Inc. from August 1995 to October 1996. Vice President, Corporate Development of Rainbow Programming Holdings, Inc. from 1993 until August 1995. Director of Operations and Administration of News 12 Long Island from 1991 to 1993.

      Joseph W. Cece -- Senior Vice President, Strategic Planning of the Company since February 1996. President and Chief Operating Officer of Cablevision Lightpath, Inc. from January 1994 to February 1996. Vice President, New Business of the Company from September 1993 to January 1994. President and Publisher of T.V. Guide from October 1988 to August 1993.

      Thomas C. Dolan -- Senior Vice President and Chief Information Officer of the Company since February 1996. Vice President and Chief Information Officer of the Company from July 1994 to February 1996. General Manager of the Company's East End Long Island cable system from November 1991 through July 1994. Thomas
C. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and James L. Dolan.

      Sheila A. Mahony -- Director of the Company since 1988. Senior Vice President of the Company since June 1995. Vice President of Government Relations and Public Affairs of the Company and its predecessor from 1980 to June 1995.

      Barry J. O'Leary -- Senior Vice President, Finance of the Company since 1986. Vice President of the Company from 1985 to 1986 and Treasurer of the Company since December 1985. Joined the Company's predecessor in 1984.

      Andrew B. Rosengard -- Senior Vice President and Controller of the Company since February 1996. Senior Vice President, Finance for Rainbow Programming Holdings, Inc. from 1990 to February 1996. Vice President, Finance and Administration of Rainbow Programming Holdings, Inc. from 1988 to 1990. Prior to joining Rainbow Programming Holdings, Inc. in 1986, Mr. Rosengard was director of planning, business development and research of CBS Broadcasting Group, CBS, Inc.

      Patrick F. Dolan -- Director of the Company since August 1991. Vice President of News since September 1995. News Director of News 12 Long Island, a subsidiary of the company, from December 1991 to September 1995. Producer of Special Projects of News 12 Long Island from January 1990 to December 1991 and Special Projects Director of News 12 Long Island from May 1989 to January 1990. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan and Thomas C. Dolan.

      John Tatta -- Director of the Company since 1985. Chairman of the Executive Committee of the Company and consultant to the Company since January 1992. President of the Company from 1985 through December 1991. Chief Operating Officer of the Company from 1985 to 1989.

      Charles D. Ferris -- Director of the Company since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the FCC from October 1977 until April 1981.

      Richard H. Hochman -- Director of the Company since 1986. Managing Partner of Regent Capital Partners, L.P. since April 1995. Managing Director of Paine Webber Incorporated from 1990 to April 1995.

      Victor Oristano -- Director of the Company since 1985. Chairman of Alda Communications Corp., a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1975. Mr. Oristano is also a member of the Board of Directors of People's Choice TV, Corp.

      Francis F. Randolph, Jr. -- Director of the Company since 1985. Vice Chairman of the Company from 1985 to 1994.

      Daniel T. Sweeney -- Director of the Company since 1985. Senior Vice President of the Company from 1985 through June 1995.

      Vincent Tese -- Director of the Company since July 1996. Director of The Bear Stearns Companies, Inc. since December 1994. Chairman of Wireless Cable International, Inc. since July 1995. Chairman of Cross Country Wireless from December 1994 to July 1995. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987, and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese also serves on the Board of Directors of Quintel Entertainment, and Custodial Trust Company.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table shows, for the fiscal years ended December 31, 1996, 1995 and 1994, the cash compensation paid by the Company, and a summary of certain other compensation paid or accrued for such years, to James L. Dolan and to each of the Company's four other most highly compensated executive officers who were serving as executive officers at the end of 1996 (the "named executive officers") for service in all capacities with the Company.

                            Annual Compensation                        Long Term Compensation Awards
                            -------------------                   ---------------------------------------
                                                                  Restricted    All Other
Name and Principal                                                Stock         Options/       Compen-
Position                     Year     Salary($)      Bonus($)     Awards($)     SARs  (#)      sation($)
---------------------------------------------------------------------------------------------------------
James L. Dolan               1996     555,206        225,000           0                0       43,188(1)
Chief Executive              1995     360,000        275,000           0                0        5,425
Officer and Director

Charles F. Dolan             1996     525,000        225,000           0                0      150,934(1)
Chairman and Director        1995     516,667        390,000           0                0      150,796
                             1994     600,000        375,000           0                0      150,861

William J. Bell              1996     500,000        330,000           0                0      100,239(1)
Vice Chairman and            1995     500,000        390,000           0                0       94,092
Director                     1994     450,000        360,000           0          192,000      100,197

Marc A. Lustgarten           1996     525,000        330,000           0                0       58,635(1)
Vice Chairman and            1995     500,000        390,000           0                0       52,866
Director                     1994     450,000        360,000           0          202,000       54,183

Robert S. Lemle              1996     475,000        315,000           0                0       49,999(1)
Executive Vice President,    1995     425,000        372,000           0            7,600       43,271
General Counsel, Secretary   1994     330,000        290,000           0          152,000       44,094
and Director

(1) For 1996, represents the sum of (i) for each individual, $2,250 contributed by the Company on behalf of such individual under the Company's Money Purchase Pension Plan (the "Pension Plan"), (ii) for each individual, $25,500 credited to such individual (other than Mr. James Dolan) on the books of the Company pursuant to the defined contribution portion of the Company's Supplemental Benefit Plan (the "Supplemental Plan"), (iii) for each individual, $2,250 contributed by the Company on behalf of such individual as a basic company contribution under the Company's 401(k) Plan, (iv) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company's 401(k) Plan:
      Mr. James Dolan $983; Mr. Charles Dolan $1,073; Mr. Bell $854; Mr. Lustgarten $1,073 and Mr. Lemle $875 and (v) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by the Company for the executive officer to replace coverage under the integrated policy previously provided by the
      Company: Mr. James Dolan $37,705; Mr. Charles Dolan $119,861; Mr. Bell $69,385; Mr. Lustgarten $27,563 and Mr. Lemle $19,125.

Fiscal Year End Option/SAR Value Table

      The following table shows certain information with respect to the named executive officers concerning stock options and SARs held as of December 1996. None of the named executive officers exercised stock options or SARs during 1996.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------
                                                       Number of Securities
                                                      Underlying Unexercised         Value of Unexercised
                                                          Options/SARs at            In-The-Money Options/
                      Shares                                12/31/96 (#)             SARs at 12/31/96 ($)
                    Acquired On       Value         ---------------------------------------------------------
Name                 Exercise(#)    Realized($)     Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------
Charles F. Dolan           0                0              0               0               0           0
James L. Dolan             0                0         27,375           9,125               0           0
William J. Bell      75,000(1)      2,821,875        269,600(2)       10,500         291,488           0
Marc A. Lustgarten   82,500(1)      3,104,062        279,600(3)       10,500         291,488           0
Robert S. Lemle      56,250(1)      2,116,406        221,216(4)       10,532         269,263           0
-------------------------------------------------------------------------------------------------------------

(1) Exercise of SARs granted under the Company's Amended and Restated Employee Stock Plan.

(2) Includes an aggregate of 150,000 options and SARs that may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds the exercise price of $56.50 by at least 20 percent.

(3) Includes an aggregate of 160,000 options and SARs that may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds the exercise price of $56.50 by at least 20 percent.

(4) Includes an aggregate of 120,000 options and SARs that may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds the exercise price of $56.50 by at least 20 percent.

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

      The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Code (the maximum in 1996 is $120,000 for employees who retire at age
65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.

      The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Mr. Charles Dolan, $57,000; Mr. Bell, $97,098, Mr. Lustgarten, $104,663; and Mr. Lemle, $109,817.

Employment Contracts and Severance and Change-In-Control Arrangements

      Charles Dolan has an employment agreement with the Company expiring in January 1998 with automatic renewals for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan's estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year's base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

      Under the applicable award agreements, the vesting of the bonus award shares, stock options and SARs granted to employees, including Messrs. James Dolan, Bell and Lustgarten, Lemle, under the Company's Amended and Restated Employee Stock Plan and its predecessor plans, may be accelerated, in certain circumstances, upon a "change of control" of the Company. A "change of control" is defined as the acquisition by any person or group, other than Charles Dolan or members of his immediate family (or trusts for the benefit of Charles Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of (1) the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company's cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon such a change in control, the bonus award shares, stock options and SARs may be converted into either a right to receive an amount of cash based upon the highest price per share of common stock paid in the transaction resulting in the change of control, or into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee.

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

      In February 1996, the Compensation Committee adopted the Cablevision Systems Corporation Supplemental Life Insurance Premium Payment Plan (the "Supplemental Life Insurance Premium Payment Plan"). Under the Supplemental Life Insurance Premium Payment Plan, at all times following a change of control (as detailed above) the Company would pay on behalf of certain executive officers of the Company, including Messrs. Charles Dolan, James Dolan, Bell, Lustgarten and Lemle all premiums on life insurance policies purchased by the Company for such executive officers, up to the aggregate amount of additional premiums, if any, necessary to fund fully the face amount of such executive officer's policy as in effect immediately prior to the change of control.

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

Compensation Committee Interlocks and Insider Participation

      As disclosed above, the Compensation Committee of the Board of Directors is comprised of Messrs. Oristano, Tatta and Hochman. (See "Report of Compensation Committee," above.) Mr. Tatta, the Chairman of the Company's Executive Committee and the former President of the Company, is currently a consultant to the Company. Mr. Oristano and Mr. Hochman are not employees of the Company. Certain relationships and transactions between the Company and these individuals of their affiliates is described under Item 13 - Certain Relationships and Related Transactions.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially as of March 31, 1997 by each director and each executive officer of the Company named in the summary compensation table below and (ii) the name, address and the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially by persons beneficially owning more than five (5%) percent of any class.

                                                                                                           Combined Voting
                                                                                                               Power of
                                              Class A            Class B            Class A & Class B     Class A & Class B
                                           Common Stock        Common Stock            Common Stock         Common Stock
                                           Beneficially        Beneficially            Beneficially         Beneficially
           Name and Address                  Owned (1)         Owned (1) (2)           Owned (1) (2)        Owned (1) (2)
           ----------------                  ---------         -------------           -------------        -------------
Charles F. Dolan(3)(4)
One Media Crossways
Woodbury, NY 11797                        331,618    2.4%     6,234,281   55.4%      6,565,899   26.4%           49.7%

The Capital Group
 Companies,  Inc.(5)
Capital Research and
 Management Company(5)
Capital Guardian Trust Company(5)
333 South Hope Street
Los Angeles, CA 90071                   2,008,970   14.8%          --     --         2,008,970    8.1%            1.6%

The Equitable Companies,
 Incorporated(6)
787 Seventh Avenue
New York, NY 10019                      2,392,383   17.6%          --     --         2,392,383    9.6%            1.9%

Gabelli Funds, Inc.(7)
GAMCO Investors, Inc.(9)
One Corporate Center
Rye, NY 10580                           3,799,329   28.7%          --     --         3,779,329   15.2%            3.0%

John Tatta(8)                              20,000      *           --     --            20,000      *               *
William J. Bell(9)(10)                    116,349      *           --     --           116,349      *               *
Francis F. Randolph, Jr.(10, 11)           58,500      *           --     --            58,500      *               *
Robert S. Lemle(10)                        93,957      *           --     --            93,957      *               *
Marc Lustgarten(9)(10)                    122,063                                      122,063      *               *
Sheila A. Mahony(10)                       21,337      *           --     --            21,337      *               *
Robert P. May                                 200      *           --     --               200      *               *
Daniel T. Sweeney(10)                      31,351      *           --     --            31,351      *               *
Charles D. Ferris(12)                       9,000      *           --     --             9,000      *               *
Richard H. Hochman(12)                     10,094      *           --     --            10,094      *               *
Victor Oristano(12)(13)                     9,000      *           --     --             9,000      *               *
James L. Dolan(10)(14)(15)(21)(22)         14,688      *        745,241    6.6%        759,927    3.0%            5.9%
Patrick F. Dolan(10)(15)(19)(23)            4,100      *        817,410    7.3%        821,510    3.3%            6.5%
Thomas C. Dolan(10)(16)(20)(24)(25)         4,017      *        663,686    5.9%        667,703    2.7%            5.3%
Vincent Tese(12)                            2,500      *           --     --             2,500      *               *

All executive officers
and directors as a group
(20 persons)(3)(4)(8)(9)(10)(11)(12)
(13)(14)(15)(16)(20)(21)(22)(23)(24)
(25)(26)                                  902,287    6.4%     8,460,618   75.2%      9,362,905   37.1%           67.6%

Paul J. Dolan(17)(22)(23)(24)(25)(26)
100 Corporate Place Suite 150
Chardon, OH 44024                           1,700      *      1,894,063   16.8%      1,895,752    7.6%           15.0%

Kathleen M. Dolan(17)(23)
One Media Crossways
Woodbury, NY 11797                          1,000      *        716,741    6.4%        717,741    2.9%            5.7%

                                                                                                           Combined Voting
                                                                                                               Power of
                                              Class A            Class B            Class A & Class B     Class A & Class B
                                           Common Stock        Common Stock            Common Stock         Common Stock
                                           Beneficially        Beneficially            Beneficially         Beneficially
           Name and Address                  Owned (1)         Owned (1) (2)           Owned (1) (2)        Owned (1) (2)
           ----------------                  ---------         -------------           -------------        -------------
Mary S. Dolan(18)(20)
300 So. Riverside Plaza
Suite 1480
Chicago, IL 60606                           2,500      *        597,401    5.3%        599,901    2.4%            4.7%

Deborah A. Dolan(18)(24)
One Media Crossways
Woodbury, NY 11797                          1,000      *        816,741    7.3%        817,741    3.3%            6.5%

Matthew J. Dolan(19)(21)
231 Main Street
Court House Annex
Chardon, OH 44024                           1,500      *        597,401    5.3%        598,901    2.4%            4.7%

Marianne E. Weber(19)(25)(26)
One Media Crossways
Woodbury, NY 11797                          1,000      *        654,855    5.8%        655,855    2.6%            5.2%


John MacPherson(27)
21 Old Town Lane
Halesite, NY 10019                         43,000      *      1,883,074   16.7%      1,936,074    7.8%           14.9%

----------
(1) Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of Class A Common Stock is exclusive of the shares of Class A Common Stock that are issuable upon conversion of shares of Class B Common Stock.

(2) Class B Common Stock is convertible into Class A Common Stock at the option of the holder on a share for share basis. The holder of one share of Class A Common Stock is entitled to one vote at a meeting of stockholders of the Company, and the holder of one share of Class B Common Stock is entitled to ten votes at a meeting of stockholders of the Company except in the election of directors.

(3) Includes 247,475 shares of Class A Common Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles Dolan and his wife, Helen A. Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof. Also includes 5,000 shares of Class A Common Stock owned directly by Mrs. Dolan. The number of shares held as indicated includes 67,838 shares resulting from the assumed conversion of 183,000 shares of 8.5% Series I Convertible Exchangeable Preferred Stock ("Series I Preferred Stock") (0.37070 shares of common stock for each share of Series I Preferred Stock).

(4) Does not include an aggregate 4,981,928 shares of Class B Common Stock held by trusts for the benefit of Dolan family interests (the "Dolan Family Trusts"). The Dolan Family Trusts also own an aggregate of 94,026 shares of Series C Preferred Stock which, commencing on December 30, 1997, may be converted by the Company into shares of Class B Common Stock, in lieu of redeeming such shares for cash. Mr. Dolan disclaims beneficial ownership of the shares owned by the Dolan Family Trusts, in that he has neither voting nor investment power with respect to such shares.

(5) The Company has been informed that certain operating subsidiaries of The Capital Group Companies, Inc., exercised investment discretion over various institutional accounts which held as of December 31, 1996, 2,008,970 shares of Class A common stock. Capital Guardian Trust Company, a bank, and one of such operating companies, exercised investment discretion over 751,210 of such shares. Capital Research and Management Company, a registered investment adviser has investment discretion with respect to 1,184,660 of shares. The number of shares held as indicated includes 549,370 shares resulting from the assumed conversion of 1,482,000 shares of Series I Preferred Stock (0.37070 shares of common stock for each share of Series I Preferred Stock).

(6) The Company has been informed that certain operating subsidiaries of The Equitable Companies Incorporated exercise sole investment discretion over various institutional accounts which own 2,392,393 shares of Class A Common Stock, and that such operating subsidiaries exercise sole voting power with respect to 1,980,433 of such shares and sole dispositive power with respect to all of such shares. The number of shares held as indicated includes 938,083 shares resulting from the assumed conversion of 2,530,572 shares of Series I Preferred Stock (0.37070 shares of common stock for each share of Series I Preferred Stock).

(7) The Company has been informed that certain operating subsidiaries of Gabelli Funds, Inc., ("GFI") beneficially held, or exercise investment discretion over various institutional accounts which beneficially held as of March 7, 1997, an aggregate of 3,779,329 shares of Class A Common Stock, including approximately 24,745 shares of Class A Common Stock that may be obtained upon conversion of shares of Series I Preferred Stock held by such entities on such date. The Company has been informed that GAMCO Investors, Inc., an investment advisor registered under the Investment Advisors Act of 1940 and a wholly-owned subsidiary of GFI, held sole dispositive power over 2,951,450 of such shares and sole voting power over 2,809,350 of such shares.

(8) Does not include 40,000 shares of Class A Common Stock held by the Tatta Family Group. The Tatta Family Group is a New York limited partnership, the general partners of which are six trusts for the benefit of Tatta family interests (the co-trustees of each of which are Stephen A. Carb, Esq. and either Deborah T. DeCabia or Lisa T. Crowley, each a daughter of John Tatta who has been a director since 1985 and was the President of the Company from 1985 until 1991), and the limited partners of which are trusts for the benefit of Mr. Tatta and Tatta family interests (the trustee of each of which is Stephen A. Carb, Esq.). Mr. Tatta, who, as of April 1, 1995, was the holder of 20,000 shares of Class A Common Stock, disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares.

(9) Includes shares owned by children of the individuals listed, which shares represent less than 1% of the outstanding Class A Common Stock.

(10) Includes shares of Common Stock issuable upon the exercise of options granted pursuant to the Company's First Amended and Restated 1996 Employee Stock Plan or its predecessor plans which on April 1, 1997 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Mr. James Dolan 13,688; Mr. Bell 116,050; Mr. Lemle 93,733; Mr. Lustgarten 121,050; Ms. Mahony 21,191; Mr. Sweeney 14,800; Mr. Patrick Dolan 2,200 and Mr. Thomas Dolan 3,017; all executive officers and directors as a group 422,264. Certain of these options held by Messrs. Bell, Lustgarten and Lemle may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds $67.80. These Options (which are included in the aggregate option amounts set forth above in this footnote (10)) are as follows: Mr. Bell 75,000, Mr. Lustgarten 80,000 and Mr. Lemle 60,000. Certain of these options held by Ms. Mahony, Mr. Patrick Dolan, Mr. Thomas Dolan, and other executive officers, may be exercised only when the Fair Market Value (as defined) of a share of Class A Common Stock exceeds $59.375. These options (which are included in the aggregate option amounts set forth above in this footnote (10) are as follows: Ms. Mahony 2,500; Mr. Patrick Dolan 1,562; Mr. Thomas Dolan 1,375; all executive officers and directors as a group 16,373.

(11) Includes 500 shares of Class A Common Stock held by The Utopia Fund and 500 shares of Class A Common Stock held by The Sarah Tod Fund. The Utopia Fund and The Sarah Tod Fund are both private charitable trusts of which Mr. Randolph is the sole trustee. Mr. Randolph disclaims beneficial ownership of the shares of Class A Common Stock held by The Utopia Fund and The Sarah Tod Fund in that neither Mr. Randolph nor any member of his immediate family has a vested interest in the income or corpus of such trusts.

(12) Includes shares of Common Stock issuable upon the exercise of options granted pursuant to the Company's 1996 Stock Option Plan for Non-Employee Directors, which on April 1, were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals:
      Mr. Ferris 8,000; Mr. Hochman 8,000; Mr. Oristano 8,000; Mr. Tese 2,500.

(13) The shares listed are owned by Alda Investment Company, a Florida partnership consisting of members of the Oristano family.

(14) Includes 28,500 shares of Class B Common Stock owned by trusts for minor children as to which James L. Dolan disclaims beneficial ownership. Also includes 716,741 shares of Class B Common Stock held by two family trusts of which James L. Dolan is a contingent beneficiary and a co-trustee, as to which James L. Dolan disclaims beneficial ownership, which shares are also described in footnotes (22) and (23).

(15) Includes 9,500 shares of Class B Common Stock owned by trust for a minor child as to which Patrick F. Dolan disclaims beneficial ownership. Also includes 807,910 shares of Class B Common Stock held by two family trusts of which Patrick Dolan is a contingent beneficiary and a co-trustee, as to which Patrick F. Dolan disclaims beneficial ownership, which shares are also described in footnotes (20) and (24).

(16) Includes 663,686 shares of Class B Common Stock held by three family trusts of which Thomas C. Dolan is a contingent beneficiary and a co-trustee, as to which Thomas C. Dolan disclaims beneficial ownership, which shares are also described in footnotes (21) (25) and (26).

(17) Includes 303,116 shares of Class B Common Stock held by the DC Kathleen Trust, the co-trustees of which are Kathleen Dolan and Paul Dolan.

(18) Includes 303,116 shares of Class B Common Stock held by the DC Deborah Trust, the co-trustees of which are Deborah Dolan and Mary Dolan.

(19) Includes 294,285 shares of Class B Common Stock held by the DC Marianne Trust, the co-trustees of which are Marianne E. Weber and Matthew Dolan.

(20) Includes 294,285 shares of Class B Common Stock held by the DC Patrick Trust, the co-trustees of which are Patrick Dolan and Mary Dolan.

(21) Includes 303,116 shares of Class B Common Stock held by the DC Thomas Trust, the co-trustees of which are Thomas Dolan and Matthew Dolan.

(22) Includes 303,116 shares of Class B Common Stock held by the DC James Trust, the co-trustees of which are James Dolan and Paul Dolan.

(23) Includes 413,625 shares of Class B Common Stock held by the Dolan Descendants Trust, the co-trustees of which are James Dolan, Kathleen Dolan and Paul Dolan.

(24) Includes 513,625 shares of Class B Common Stock held by the Dolan Progeny Trust, the co-trustees of which are Patrick Dolan, Deborah Dolan and Paul Dolan.

(25)  Includes  307,625  shares  of Class B  Common  Stock  held by the  Dolan
      Grandchildren   Trust,  the  co-trustees  of  which  are  Thomas  Dolan,
      Marianne E. Weber and Paul Dolan.

(26) Includes 52,945 shares of Class B Common Stock held by the Dolan Spouse Trust, the co-trustees of which are Thomas Dolan, Marianne E. Weber and Paul Dolan.

(27) Includes an aggregate of 1,883,074 shares of Class B Common Stock held by various trusts for the benefit of family members of Charles F. Dolan's family for which Mr. MacPherson serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares. Such trusts also own an aggregate of 38,724 shares of Series C Preferred Stock.

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

      Atlantic Publishing holds a minority equity interest in a company that publishes a cable television guide which is offered to the Company's subscribers and to unaffiliated cable television operators. As of December 31, 1996, the Company had advanced an aggregate of approximately $16.7 million to Atlantic Publishing, reflecting approximately $0.1 million, $1.0 million and $0.6 million, net, paid back during 1996, 1995 and 1994, respectively. The Company has written off all of its advances to Atlantic Publishing other than $2.4 million. Atlantic Publishing is owned by a trust for certain Dolan family members; however, the Company has the option to purchase Atlantic Publishing for an amount equal to the owner's net investment therein plus interest. The current owner has made only a nominal investment in Atlantic Publishing to date.

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

      On August 23, 1996, the Company entered into an agreement with Northcoast Operating Co., Inc. ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $31 million to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. Northcoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and cousin of James Dolan.

      The Company's By-Laws prohibit the making of further investments in or advances to entities owned or controlled by Charles Dolan without the approval of a majority of the members of the Board of Directors who are not employees of the Company or any of its affiliates.

      Richard H. Hochman, a director and a nominee for director, was, until recently, a Managing Director of Paine Webber Incorporated. PaineWebber Incorporated has performed investment banking services for entities affiliated with Charles Dolan.

      Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. provides legal services to the Company and certain of its subsidiaries.

      Vincent Tese, a director and a nominee for director, is a director of The Bear Stearns Companies, Inc. Bear Stearns has performed investment banking services for the Company.

Conflict of Interest

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

      Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan's time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 1996, substantially all of Mr. Dolan's professional time was devoted to the business of the Company.

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

            As noted, Atlantic Publishing holds an interest in a company that publishes a weekly cable television guide that is sold to the Company's subscribers.

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

                                 CABLEVISION SYSTEMS CORPORATION
                                 Registrant


Date: May 6, 1997                /s/ Robert S. Lemle
                                 --------------------------------------
                                 By: Robert S. Lemle
                                 Executive Vice President, General Counsel and
                                 Secretary


Date: May 6, 1997                /s/ Andrew Rosengard
                                 --------------------------------------
                                 By: Andrew Rosengard
                                 Sr. Vice President and Controller