Form 10-Q
period 1997-03-31
CABLEVISION SYSTEMS CORP
filed 1997-05-15
CIK 784681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to__________________

                         Commission File Number: 1-9046

                         Cablevision Systems Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              11-2776686
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Media Crossways, Woodbury, New York                           11797
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (516) 364-8450


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes |X| No|_|


Number of shares of common stock outstanding as of May 9, 1997:
               Class A Common Stock - 13,587,151
               Class B Common Stock - 11,254,709

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                      1997                1996
                                                                                   ----------         ----------
Revenues  ...............................................................           $ 358,549          $ 304,165
                                                                                   ----------         ----------

Operating expenses:
   Technical.............................................................             151,399            128,690
   Selling, general and
       administrative....................................................              84,867             72,888
   Depreciation and amortization.........................................             108,005             84,694
                                                                                   ----------         ----------
                                                                                      344,271            286,272
                                                                                   ----------         ----------

          Operating profit...............................................              14,278             17,893
                                                                                   ----------         ----------
Other income (expense):
   Interest expense......................................................             (72,762)           (69,697)
   Interest income.......................................................                 423              1,802
   Share of affiliates' net losses.......................................             (12,623)           (20,968)
   Provision for preferential payment to related party...................              (1,400)            (1,400)
   Minority interest.....................................................              (2,275)            (2,355)
   Miscellaneous.........................................................              (1,597)            (1,577)
                                                                                   ----------         ----------
                                                                                      (90,234)           (94,195)
                                                                                   ----------         ----------

Net loss  ...............................................................             (75,956)           (76,302)

Dividend requirements applicable to preferred stocks.....................             (35,965)           (24,378)
                                                                                   ----------         ----------
Net loss applicable to common shareholders...............................           $(111,921)         $(100,680)
                                                                                   ==========         ==========

Net loss per common share................................................           $   (4.51)         $  (4.06)
                                                                                   ==========         ==========

Average number of common shares outstanding
   (in thousands)........................................................              24,841             24,810
                                                                                   ==========         ==========


                            See accompanying notes to
                       consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                          March 31,       December 31,
         ASSETS                                                                             1997              1996
                                                                                       -------------      -------------
Cash and cash equivalents.......................................................        $   13,486         $   11,612

Accounts receivable trade (less allowance for doubtful accounts of
   $14,209 and $12,955).........................................................           111,649            105,406

Notes and other receivables.....................................................            19,987             19,368

Prepaid expenses and other assets...............................................            63,728             23,053

Property, plant and equipment, net..............................................         1,429,710          1,390,971

Investments in affiliates.......................................................           482,454            311,865

Advances to affiliates..........................................................             8,096              7,855

Feature film inventory..........................................................           128,931            134,258

Franchises, net of accumulated amortization of
   $411,181 and $389,791........................................................           358,076            379,466

Affiliation agreements, net of accumulated amortization of
   $49,686 and $44,385..........................................................           157,087            162,388

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $564,796 and $549,256........................................................           421,485            436,606

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $27,602 and $29,755..............................            50,368             51,877
                                                                                         ----------         ----------
                                                                                         $3,245,057         $3,034,725
                                                                                         ==========         ==========


                            See accompanying notes to
                       consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                         March 31,         December 31,
                                                                                           1997                1996
                                                                                       ------------        -------------
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable................................................................       $    190,331         $    186,409
Accrued liabilities:
    Interest....................................................................             66,150               45,774
    Payroll and related benefits................................................             58,173               63,987
    Franchise fees..............................................................             19,993               26,453
    Other.......................................................................            111,781              104,172
Accounts payable to affiliates..................................................             22,707               14,012
Feature film rights payable.....................................................            116,023              115,437
Bank debt.......................................................................          1,914,560            1,670,245
Subordinated debentures.........................................................          1,323,138            1,323,105
Subordinated notes payable......................................................            141,268              141,268
Obligation to related party.....................................................            188,589              192,819
Capital lease obligations and other debt........................................             17,959                7,264
                                                                                       ------------        -------------
    Total liabilities...........................................................          4,170,672            3,890,945
                                                                                       ------------        -------------

Deficit investment in affiliates................................................            527,047              512,800
                                                                                       ------------        -------------

Series H Redeemable Exchangeable Preferred Stock................................            298,009              289,506
                                                                                       ------------        -------------

Series M Redeemable Exchangeable Preferred Stock................................            735,664              715,759
                                                                                       ------------        -------------
Commitments and contingencies

Stockholders' deficiency:
    8%  Series C Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, 110,622 shares issued
        ($100 per share liquidation preference).................................                  1                    1
    8% Series D Cumulative Preferred Stock, $.01 par value,
        112,500 shares authorized, none issued ($100 per
        share liquidation preference)...........................................                  -                    -
    8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock, $.01
        par value, 1,380,000 shares authorized and issued
        ($250 per share liquidation preference).................................                 14                   14
    Class A Common Stock, $.01 par value, 50,000,000 shares
        authorized, 13,587,151 and 13,583,676 shares issued.....................                136                  136
    Class B Common Stock, $.01 par value, 20,000,000 shares
        authorized, 11,254,709 shares issued....................................                113                  113
    Paid-in capital.............................................................            164,630              164,538
    Accumulated deficit.........................................................         (2,651,229)          (2,539,087)
                                                                                       ------------        -------------

    Total stockholders' deficiency..............................................         (2,486,335)          (2,374,285)
                                                                                       ------------        -------------

                                                                                         $3,245,057           $3,034,725
                                                                                       ============         ============


                             See accompanying notes
                      to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      1997                   1996
                                                                                 ------------            ------------

Cash flows from operating activities:
  Net loss   .........................................................             $ (75,956)               $(76,302)
                                                                                 ------------            ------------
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
        Depreciation and amortization.................................                108,005                  84,694
        Share of affiliates' net losses...............................                 12,623                  20,968
        Minority interest.............................................                  2,275                   2,355
        Amortization of deferred financing............................                  1,313                   1,214
        Amortization of deferred interest.............................                      -                   3,512
        Amortization of debenture discount............................                     33                      19
        Accretion of interest on debt.................................                      -                   6,828
        Loss on sale of equipment.....................................                  1,162                   1,068
        Changes in assets and liabilities net of effects
         of acquisitions:
             Accounts receivable trade................................                 (6,243)                 15,664
             Notes and other receivables..............................                   (619)                   (699)
             Prepaid expenses and other assets........................                (12,950)                 (8,077)
             Advances to affiliates...................................                   (241)                 (2,222)
             Feature film inventory...................................                  5,327                   5,897
             Accounts payable.........................................                  3,922                  (6,076)
             Accrued interest.........................................                 20,376                   7,513
             Accrued payroll and related benefits.....................                 (5,814)                 (3,035)
             Accrued franchise fees...................................                 (6,460)                 (6,681)
             Accrued liabilities, other...............................                  7,609                  (8,557)
             Accounts payable to affiliates...........................                  8,695                   8,625
             Feature film rights payable..............................                    586                    (501)
                                                                                 ------------            ------------
               Total adjustments......................................                139,599                 122,509
                                                                                 ------------            ------------

     Net cash provided by operating activities........................             $   63,643               $  46,207
                                                                                 ------------            ------------


                             See accompanying notes
                      to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)



                                                                                      1997                   1996
                                                                                -------------            ------------
Cash flows from investing activities:
  Advance related to acquisition......................................             $  (30,000)             $  (70,000)
  Capital expenditures................................................                (93,799)                (77,032)
  Proceeds from sale of plant and equipment...........................                    357                      55
  Additions to intangible assets......................................                   (419)                    (57)
  Increase in investments in affiliates, net..........................               (168,965)                (35,327)
                                                                                -------------            ------------

    Net cash used in investing activities.............................               (292,826)               (182,361)
                                                                                -------------            ------------

Cash flows from financing activities:
  Proceeds from bank debt.............................................                324,955                 344,750
  Repayment of bank debt..............................................                (80,640)               (318,193)
  Proceeds from senior debt...........................................                      -                   5,500
  Repayment of senior debt............................................                      -                (496,471)
  Preferred stock dividends...........................................                 (7,778)                 (7,776)
  Net proceeds from issuance of redeemable exchangeable
     convertible preferred stock......................................                      -                 625,514
  Issuance of common stock............................................                     95                   2,170
  Decrease in obligation to related party.............................                 (4,230)                 (4,232)
  Payments of capital lease obligations and other debt................                   (839)                   (839)
  Additions to deferred financing and other costs.....................                   (506)                 (1,584)
                                                                                -------------            ------------

    Net cash provided by financing activities.........................                231,057                 148,839
                                                                                -------------            ------------

Net increase in cash and cash equivalents.............................                  1,874                  12,685

Cash and cash equivalents at beginning of year........................                 11,612                  15,332
                                                                                -------------            ------------

Cash and cash equivalents at end of period............................             $   13,486              $   28,017
                                                                                =============            ============


                             See accompanying notes
                      to consolidated financial statements.

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


Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three month period ended March 31, 1997 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1997.


Note 3. Loss Per Common Share

Net loss per common share is computed based on the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation as their effect would be to decrease net loss per share. In February 1997, the Financial Accounting Standards Board issued its Statement No. 128, "Earnings per Share." Among other provisions, SFAS No. 128 simplifies the standards for computing earnings per share. The Company does not expect the adoption of SFAS No. 128 to have a material impact on its financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 4. Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $51,040 and $57,439 for the three months ended March 31, 1997 and 1996, respectively. The Company's noncash financing activities for the three months ended March 31, 1997 and March 31, 1996 included capital lease obligations of $11,534 and $2,111, respectively, incurred when the Company entered into leases for new equipment and preferred stock dividend requirements of $28,408 and $16,823, respectively.


Note 5. Recent Developments

On April 16, 1997 the Company and certain of its affiliates and ITT Corporation ("ITT") and certain of its affiliates, entered into definitive agreements ("MSG Agreement") relating to the acquisition by subsidiaries of Cablevision of ITT's 50 percent interest in Madison Square Garden L.P. ("MSG"). Under the MSG Agreement, the Company, through its subsidiary Rainbow Media Holdings, Inc. ("Rainbow Media"), would increase its equity interest in MSG from 50% to 88.5%. ITT would receive $500 million and maintain an 11.5% equity interest in MSG, with the right to require the Company to purchase ITT's remaining 11.5% equity interest in MSG for an aggregate of $188 million, (including the contribution of an aircraft currently owned by ITT, used to transport the Knicks and the Rangers professional sports teams) in the two years following the closing. The Company can satisfy the puts in cash or the Company's Class A Common Stock. In three years, the Company also would have the right to purchase for cash ITT's remaining equity interest in MSG if ITT chooses not to exercise its "put" option. The transaction is expected to be completed during the second quarter of 1997. The Company has obtained a commitment letter from The Chase Manhattan Bank for the provision to MSG of an $850 million stand alone senior secured credit facility to fund the initial purchase, refinance existing MSG indebtedness and to finance MSG's working capital requirements and general corporate needs. The closing is subject to approvals by the National Basketball Association, the National Hockey League, and other customary closing conditions. The definitive loan agreements also require Rainbow Media's contribution of its SportsChannel New York programming company to MSG, which will increase the Company's interest in MSG to 89.8% and reduce ITT's interest to 10.2%.

On May 8, 1997, A-R Cable Services-ME, Inc. ("A-R Maine"), a subsidiary of A-R Cable Services, Inc., entered into an agreement with Frontiervision Operating Partners, L.P. ("Frontiervision") to sell to Frontiervision the cable television systems in Maine owned by A-R Maine for approximately $78 million in cash. The transaction is subject to the receipt of regulatory and other customary approvals. See item 2. - "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Restricted Group."

                         CABLEVISION SYSTEMS CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                   Three Months Ended March 31,
                                       ----------------------------------------------------
                                                 1997                         1996
                                       -----------------------       -----------------------        (Increase)
                                                      % of Net                      % of Net         Decrease
                                       Amount         Revenues        Amount        Revenues        in Net loss
                                       ------         --------        ------        --------        -----------
                                                            (Dollars in thousands)
Revenues...........................    $ 358,549         100%        $ 304,165         100%          $   54,384

Operating expenses:
   Technical.......................      151,399          42           128,690          42              (22,709)
   Selling, general &
      administrative...............       84,867          24            72,888          24              (11,979)
   Depreciation and
      amortization.................      108,005          30            84,694          28              (23,311)
                                     -----------                   -----------                  ---------------
Operating profit...................       14,278           4            17,893           6               (3,615)
Other expense:
   Interest expense, net...........      (72,339)        (20)          (67,895)        (22)              (4,444)
   Share of affiliates' net loss...      (12,623)         (4)          (20,968)         (7)               8,345
   Provision for preferential
      payment to related party.....       (1,400)          -            (1,400)          -                    -
   Minority interest...............       (2,275)         (1)           (2,355)         (1)                  80
   Miscellaneous, net..............       (1,597)          -            (1,577)         (1)                 (20)
                                     -----------                   -----------                  ---------------
Net loss...........................    $ (75,956)        (21)%       $ (76,302)        (25)%      $         346
                                     ===========                   ===========                  ===============

OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1)..............................    $122,283                     $102,587

Currently payable interest expense, net..............      71,416                       64,952

Net cash provided by operating activities (2)........      63,643                       46,207

Net cash used in investing activities (2)............     292,826                      182,361

Net cash provided by financing activities (2)........     231,057                      148,839

----------

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

                        CABLEVISION SYSTEMS CORPORATION

1996 Acquisitions. In August and September 1996, the Company acquired all of the interests in U.S. Cable and Cablevision of Newark, respectively, that it did not already own. The foregoing acquisitions will be referred to as the "1996 Acquisitions."

Revenues for the three months ended March 31, 1997 increased $54.4 million (18%) over the corresponding 1996 period. Approximately $27.4 million (9%) of the increase was attributable to the 1996 Acquisitions; with the remaining increase of approximately $9.7 million (3%) to internal growth of over 87,700 in the average number of subscribers; approximately $7.6 million (3%) resulted from higher revenue per subscriber; and approximately $9.7 (3%) to increases in other revenue sources such as Rainbow Media's programming services, advertising and a developing commercial telephony business.

Technical expenses increased $22.7 million (18%) for the three months ended March 31, 1997 compared to the same 1996 period. Approximately $11.8 million (9%) of the increase was a direct result of the 1996 Acquisitions. The remaining 9% increase was attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and revenues mentioned above along with higher engineering costs. As a percentage of revenues, technical expenses decreased 0.1% in 1997 over 1996.

Selling, general and administrative expenses increased $12.0 million (17%) for the three months ended March 31, 1997 when compared to the same 1996 period. Approximately $5.7 million (8%) of the increase was related to the 1996 Acquisitions. The remaining $6.3 million (9%) increase resulted from higher administrative, sales and marketing, and customer service costs. As a percentage of revenues, selling, general and administrative expenses decreased 0.3% during the first three months of 1997 compared to the same 1996 period.

Operating profit before depreciation and amortization increased $19.7 million (19%) to $122.3 million for 1997 from $102.6 million in the same 1996 period. Approximately $9.8 million (9%) of the increase was attributable to the 1996 Acquisitions. The remaining $9.9 million (10%) resulted from the combined effect of the revenue and expense increases discussed above. On a pro forma basis, giving effect to the 1996 Acquisitions as if they had occurred on January 1, 1996 and the exclusion of incentive stock plan adjustments, operating profit before depreciation and amortization would have increased 10% in 1997. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $23.3 million (28%) for the three months ended March 31, 1997 as compared to the same 1996 period. Approximately 17% of the increase was attributable to the 1996 Acquisitions. The remaining 11% increase resulted primarily from depreciation on new plant assets.

                        CABLEVISION SYSTEMS CORPORATION

Net interest expense increased $4.4 million (7%) for the three months ended March 31, 1997 over the comparable 1996 period. Approximately $3.1 million (5%) is due to higher bank borrowings partly offset by lower interest rates and the remaining (2%) is due to lower interest income.

Share of affiliates' net losses decreased to $12.6 million for the three months ended March 31, 1997 from $21.0 million for the same 1996 period. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the three months ended March 31, 1997 and 1996 amounted to $17.9 million, for both periods, and in the net gains/losses of certain programming businesses, in which the Company has varying ownership interests, which amounted to a gain of $5.3 million and a loss of $3.1 million for the respective periods.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992.

Minority interest represents NBC's 25% share of the net income of AMCC.

                        CABLEVISION SYSTEMS CORPORATION

Liquidity and Capital Resources

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an Unrestricted Group of certain subsidiaries. The Unrestricted Group of subsidiaries consists primarily of Cablevision of Ohio, U.S. Cable, Rainbow Media and CSC Technology, Inc.

The Restricted Group has executed limited recourse guarantees with respect to A-R Cable, as described below, and has guaranteed the MFR Notes and the CFHI Note. Otherwise, the Restricted Group does not guarantee the indebtedness of any unrestricted subsidiary nor does any unrestricted subsidiary guarantee the indebtedness of the Restricted Group.

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the three months ended March 31, 1997. Unrestricted Cable consists of Cablevision of Ohio and U.S. Cable. "Other Unrestricted Subsidiaries" includes Rainbow Media (including American Movie Classics ("AMCC"), SportsChannel New York and Rainbow Advertising), CSC Technology, Inc. and other companies engaged in certain development activities.

                                                                                  Other
                                       Restricted          Unrestricted         Unrestricted          Total
                                         Group                 Cable            Subsidiaries         Company
                                     ------------           -----------       ------------        ------------
                                                                  (Dollars in thousands)
Revenues                              $   248,476           $    52,989        $    57,084        $    358,549

Operating expenses:
   Technical                              100,425                23,202             27,772             151,399
   Selling, general and
     administrative                        42,686                10,690             31,491              84,867
   Depreciation and
     amortization                          74,312                23,374             10,319             108,005
                                     ------------           -----------       ------------        ------------
Operating profit
   (loss)                            $     31,053           $    (4,277)       $   (12,498)       $     14,278
                                     ============           ===========         ==========        ============
Currently payable
   interest expense                  $     56,933           $     9,434        $     5,049        $     71,416
                                     ============           ===========         ==========        ============
Total interest expense               $     57,927           $     9,750        $     5,085        $     72,762
                                     ============           ===========         ==========        ============
Bank and other senior debt           $  1,245,584           $   457,575        $   229,360        $  1,932,519
                                     ============           ===========         ==========        ============
Subordinated debt                    $  1,464,406           $        -         $        -          $ 1,464,406
                                     ============           ===========         ==========        ============
Obligation to related
   party                             $    188,589  (1)      $        -         $         -        $    188,589
                                     ============           ===========         ==========        ============
Deficit investment in
   affiliates                        $    520,688           $        -         $     6,359        $    527,047
                                     ============           ===========         ==========        ============
Redeemable Exchangeable
   Preferred Stock                   $  1,033,673           $        -          $       -         $  1,033,673
                                     ============           ===========         ==========        ============
Capital expenditures                 $     69,924           $    18,400         $    5,475        $     93,799
                                     ============           ===========         ==========        ============
Ending Cable subscribers                1,907,000               562,000                  -           2,469,000
                                     ============           ===========         ==========        ============

----------

(1) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC Acquisition.

                        CABLEVISION SYSTEMS CORPORATION

Restricted Group

On February 3, 1997, the Company made a non-refundable deposit of $30 million in partial payment of the purchase price under the Warburg Agreement to acquire Warburg's ownership interests in A-R Cable, A-R Cable Partners and Cablevision of Framingham. The transaction is expected to close in July 1997.

On February 18, 1997, the Company advanced approximately $169 million to Rainbow Media, bringing to $250 million the total investment from the Company used by Rainbow Media to increase its ownership interests in MSG to 50%. Rainbow Media repaid the advance of $169 million to the Company at the closing of its new credit facility on April 2, 1997. See Rainbow Media.

On May 7, 1997, the Restricted Group had total usage under its $1.7 billion Credit Agreement (including the credit facility for MFR, Inc., collectively the "Credit Agreement") of approximately $1.1 billion and letters of credit of $21 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $575 million at May 7, 1997.

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of March 31, 1997, the Company had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $225 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of one and one-third years. The average effective annual interest rate on all bank debt outstanding as of March 31, 1997 was approximately 7.5%.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient through 1998 to meet its debt service and preferred stock dividend requirements and to fund its planned capital expenditures.

The Company intends to incur additional costs to facilitate the startup of such adjunct businesses as high speed data service, residential telephony and digital video service. To roll out these businesses significantly beyond the development phases, the Company will require additional capital. Further participation in the PCS and DBS ventures will also require additional capital. The acquisition of ITT's remaining interest in MSG following an exercise by ITT of its put rights may be made, at the Company's election, in either cash or shares of the Company's Class A Common Stock. If such payment is made in cash, the Company would require up to $188 million of additional capital. See Note 5 - "Recent Developments."

                        CABLEVISION SYSTEMS CORPORATION

Unrestricted Cable

Cablevision of Ohio

The Company's subsidiaries Telerama, Inc., Cablevision of the Midwest, Inc., and Cablevision of Cleveland, L.P., (collectively "Cablevision of Ohio") are party to a credit facility with a group of banks led by NationsBank of Texas, N.A., as agent (the "Cablevision of Ohio Credit Facility") which consists of a nine year $425 million reducing revolving credit facility which matures on June 30, 2005 and a nine and one half year $75 million term loan facility which matures on December 31, 2005. The reducing revolving facility has scheduled facility reductions beginning in 1999. The term loan facility requires repayments of $375,000 per year from 1997 through 2003 with the balance to be repaid in the final two years. As of May 7, 1997, Cablevision of Ohio had outstanding borrowings under its reducing revolving facility of $228 million, and $1 million of outstanding letters of credit leaving unrestricted and undrawn funds available amounting to $196 million. The Restricted Group made a $10 million equity contribution to Cablevision of Ohio in February, 1997 and an additional $6 million in March, 1997, the proceeds of which were used to pay down debt under the reducing revolving credit facility. The funds available under the reducing revolving credit facility will be used to rebuild the Cablevision of Ohio plant and for general corporate purposes. The Cablevision of Ohio Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision of Ohio to maintain certain financial ratios.

The Company believes that for Cablevision of Ohio, internally generated funds together with funds available under its existing credit agreement and capital contributions from the Restricted Group, will be sufficient to meet its debt service requirements including amortization requirements under its credit agreement and to fund its capital expenditures through 1998.

U.S. Cable

The U.S. Cable credit facility is led by The Bank of New York and Bank of Montreal, as co-agents, and consists of a three year $175 million revolving credit facility maturing on August 13, 1999. The revolving facility is payable in full upon maturity. The funds available under the credit facility will be used to finance working capital and general corporate purposes.

As of May 7, 1997, U.S. Cable had $155.6 million of outstanding borrowings under its revolving credit facility leaving unrestricted and undrawn funds available amounting to $19.4 million. The U.S. Cable facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring U.S. Cable to maintain certain financial ratios.

The Company believes that for U.S. Cable, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1998.

                        CABLEVISION SYSTEMS CORPORATION

Unrestricted - Other

Rainbow Media

Rainbow Media has executed a new $300 million, three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion (Texas), Inc. as co-agents, and a group of banks. On April 2, 1997 approximately $172 million was drawn to refinance, in part, the previous $202 million credit facility. The balance of the funds utilized to fully repay the $202 million facility and to repay $169 million to the Restricted Group came from a $205 million distribution by American Movie Classics Company. This distribution was provided by funds made available under a new AMCC $250 million, seven year revolving credit and term loan facility maturing in 2004 that closed concurrently with the Rainbow Media credit facility.

The Rainbow Media three year revolving credit facility matures on March 31, 2000 and is payable in full on such date. The funds available under the credit facility will be used to finance working capital requirements and for general corporate purposes.

As of May 7, 1997, Rainbow Media had outstanding borrowings of $168 million, leaving unrestricted funds available amounting to $132 million. As of May 7, 1997, American Movie Classics Company had outstanding borrowings of $222 million leaving unrestricted funds available of $28 million.

The credit facility contains certain financial covenants that limit Rainbow Media's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Rainbow Media to maintain certain financial ratios.

The Company believes that for Rainbow Media, internally generated funds together with funds available under its credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1998.

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


Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits.

                        The index to exhibits is on page 18.

               (b) The Company filed a Current Report on Form 8-K with the Commission on April 18, 1997.

                        CABLEVISION SYSTEMS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CABLEVISION SYSTEMS CORPORATION
                                 Registrant


Date:    May 14, 1997           /s/ William J. Bell
                             -------------------------------------------------
                             By: William J. Bell, as Vice Chairman,
                                 Director and Principal Financial Officer
                                 of Cablevision Systems Corporation


Date:    May 14, 1997           /s/ Andrew B. Rosengard
                             -------------------------------------------------
                             By: Andrew B. Rosengard, as Senior Vice
                                 President and Controller and Chief
                                 Accounting Officer of Cablevision
                                 Systems Corporation

                        CABLEVISION SYSTEMS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT                                                                                                   PAGE
  NO.                                       DESCRIPTION                                                   NO.
  ---                                       -----------                                                   ---
10.77          Loan Agreement, dated as of April 2, 1997, among Rainbow Media
               Holdings, Inc., the Guarantors, Canadian Imperial Bank of
               Commerce, and Toronto Dominion (Texas), Inc. as Arranging Agents
               and Documentation Agents, Canadian Imperial Bank of Commerce, as
               Syndication Agent, Toronto Dominion (Texas), Inc., as
               Administrative Agent and the other Credit Parties thereto.

27             Financial Data Schedule