Form 10-Q
period 1997-06-30
CABLEVISION SYSTEMS CORP
filed 1997-08-13
CIK 784681

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[   X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997
                                  --------------------------------

                                               OR

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                                                ------------    --------------

                       Commission File Number:          1-9046
                                                 -----------------

                             CABLEVISION SYSTEMS CORPORATION
               ---------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

          DELAWARE                                               11-2776686
--------------------------------                              (I.R.S. Employer
(State or other jurisdiction of                              Identification No.)
incorporation or organization)


One Media Crossways, Woodbury, New York                              11797
---------------------------------------                             -------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (516) 364-8450
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

                        Yes     X           No
                             -------       -----

Number of shares of common stock outstanding as of August 4,
1997:
                    Class A Common Stock -  13,778,687
                    Class B Common Stock -  11,109,709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands, except per share data)
                                          (Unaudited)

                                                    Six Months Ended          Three Months Ended
                                                         June 30,                 June 30,
                                                    ----------------          ------------------
                                                    1997        1996          1997          1996
                                                    ----        ----          ----          ----


Revenues.......................................  $  797,065  $  624,496    $ 438,516   $  320,331
                                                 ----------  ----------    ---------   ----------
Operating expenses:
  Technical......................................   340,430     257,580      189,031      128,890
  Selling, general and
    administrative...............................   214,619     146,439      129,752       73,551
Depreciation and amortization....................   222,581     175,168      114,576       90,474
                                                 ----------  ----------    ---------   ----------
                                                    777,630     579,187      433,359      292,915
                                                 ----------  ----------    ---------   ----------

        Operating profit.........................    19,435      45,309        5,157       27,416
                                                 ----------  ----------    ---------   ----------



Other income (expense):
  Interest expense...............................  (153,785)   (132,099)     (81,023)     (62,402)
  Interest income................................       828       2,240          405          438
  Share of affiliates' net losses................   (31,481)    (40,061)     (18,858)     (19,093)
  Write off of deferred interest and
    financing costs..............................         -     (24,012)           -      (24,012)
  Provision for preferential payment to
    related party................................    (2,800)     (2,800)      (1,400)      (1,400)
  Minority interest..............................     3,828      (4,810)       6,103       (2,455)
  Miscellaneous..................................    (3,991)     (4,243)      (2,394)      (2,666)
                                                 ----------  ----------    ---------   ----------
                                                   (187,401)   (205,785)     (97,167)    (111,590)
                                                 ----------  ----------    ---------   ----------


Net loss.........................................  (167,966)   (160,476)     (92,010)     (84,174)

Dividend requirements applicable to
  preferred stocks...............................   (72,731)    (58,173)     (36,766)     (33,795)
                                                 ----------  ----------    ---------   ----------
Net loss applicable to common
  shareholders................................... $(240,697)  $(218,649)   $(128,776)   $(117,969)
                                                 ----------  ----------    ---------   ----------
                                                 ----------  ----------    ---------   ----------
Net loss per common share........................ $   (9.69)  $   (8.81)   $   (5.18)   $   (4.75)
                                                 ----------  ----------    ---------   ----------
                                                 ----------  ----------    ---------   ----------
Average number of common shares
  outstanding (in thousands)                         24,842      24,819       24,843       24,828
                                                 ----------  ----------    ---------   ----------
                                                 ----------  ----------    ---------   ----------

                   See accompanying notes to
               consolidated financial statements.

           CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)
                             (Unaudited)


                                                                    June 30,      December 31,
     ASSETS                                                           1997            1996
                                                                      ----            ----

Cash and cash equivalents.......................................   $  34,460      $   11,612

Accounts receivable trade (less allowance for doubtful
 accounts of $25,434 and $12,955)...............................     188,976         105,406

Notes and other receivables (including affiliate amount of
 $7,764 in 1997)................................................      35,719          19,368

Prepaid expenses and other assets...............................      61,402          23,053

Property, plant and equipment, net..............................   1,698,710       1,390,971

Investments in affiliates.......................................      41,619         311,865

Advances to affiliates..........................................       7,128           7,855

Feature film inventory..........................................     159,142         134,258

Franchises, net of accumulated amortization of
 $427,613 and $389,791..........................................     392,007         379,466

Affiliation agreements, net of accumulated amortization of
 $114,315 and $44,385...........................................     245,457         162,388

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
 $627,994 and $549,256...........................................  1,675,650         436,606

Deferred financing, acquisition and other costs, net of
 accumulated amortization of $29,209 and $29,755.................    108,054          51,877
                                                                  ----------      ----------
                                                                  $4,648,324      $3,034,725
                                                                  ----------      ----------
                                                                  ----------      ----------

                       See accompanying notes to
                    consolidated financial statements.

            CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)
                              (Unaudited)



                                                          June 30,       December 31,
                                                            1997              1996
                                                            ----              ----

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable . . . . . . . . . . . . . . . . . .   $   215,961      $    186,409
Accrued liabilities:
  Interest . . . . . . . . . . . . . . . . . . . . .        53,212            45,774
  Payroll and related benefits . . . . . . . . . . .        76,396            63,987
  Franchise fees . . . . . . . . . . . . . . . . . .        25,194            26,453
  Other. . . . . . . . . . . . . . . . . . . . . . .       276,121           104,172
Accounts payable to affiliates . . . . . . . . . . .         8,791            14,012
Feature film and contract rights payable . . . . . .       256,817           115,437
Deferred revenue . . . . . . . . . . . . . . . . . .        30,536                 -
Bank debt. . . . . . . . . . . . . . . . . . . . . .     2,863,066         1,670,245
Subordinated debentures. . . . . . . . . . . . . . .     1,323,172         1,323,105
Subordinated notes payable . . . . . . . . . . . . .       151,000           141,268
Obligation to related party. . . . . . . . . . . . .       189,958           192,819
Capital lease obligations and other debt . . . . . .        45,095             7,264
Minority interest. . . . . . . . . . . . . . . . . .       134,110                 -
                                                        ----------        ----------
  Total liabilities. . . . . . . . . . . . . . . . .     5,649,429         3,890,945
                                                        ----------        ----------

Deficit investment in affiliates . . . . . . . . . .       550,581           512,800
                                                        ----------        ----------
Series H Redeemable Exchangeable Preferred Stock           306,762           289,506
                                                        ----------         ----------
Series M Redeemable Exchangeable Preferred Stock           756,122           715,759
                                                        ----------         ----------
Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, 110,622 shares issued
    ($100 per share liquidation preference). . . . .             1                 1
  8% Series D Cumulative Preferred Stock, $.01 par value,
    112,500 shares authorized, none issued ($100 per
    share liquidation preference). . . . . . . . . .             -                 -
  8-1/2% Series I Cumulative Convertible Exchangeable
    Preferred Stock, $.01 par value, 1,380,000 shares
    authorized and issued ($250 per share liquidation
    preference). . . . . . . . . . . . . . . . . . .            14                14
  Class A Common Stock, $.01 par value, 50,000,000 shares
    authorized, 13,733,347 and 13,583,676 shares issued. . .   137               136
  Class B Common Stock, $.01 par value, 20,000,000 shares
    authorized, 11,119,709 and 11,254,709 shares issued        112               113
  Paid-in capital. . . . . . . . . . . . . . . . . .       164,950           164,538
                                                        ----------        ----------
  Accumulated deficit. . . . . . . . . . . . . . . .    (2,779,784)       (2,539,087)
                                                        ----------        ----------

  Total stockholders' deficiency . . . . . . . . . .    (2,614,570)       (2,374,285)
                                                        ----------        ----------

                                                        $4,648,324        $3,034,725
                                                        ----------        ----------
                                                        ----------        ----------

                                See accompanying notes
                         to consolidated financial statements.

                     CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Dollars in thousands)
                                        (Unaudited)

                                                                            1997          1996
                                                                            ----          -----
Cash flows from operating activities:
  Net loss.........................................................     $(167,966)      $(160,476)
                                                                        ---------       ---------
Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation and amortization.................................       222,581         175,168
     Share of affiliates' net losses...............................        31,481          40,061
     Minority interest in earnings.................................        (3,828)          4,810
     Amortization of deferred financing............................         3,063           3,331
     Amortization of deferred interest.............................             -           4,684
     Amortization of debenture discount............................            67              44
     Accretion of interest on debt.................................             -           6,828
     Write off of deferred interest and finance costs..............             -          24,012
     Loss on sale of equipment.....................................         2,891           2,004
     Changes in assets and liabilities net of effects
        of acquisition:
          Accounts receivable trade................................       (17,295)            761
          Notes receivable, affiliates.............................        (7,764)              -
          Notes and other receivables..............................         2,497            (506)
          Prepaid expenses and other assets........................        (6,605)         (8,404)
          Advances to affiliates...................................        11,972          (3,347)
          Feature film inventory...................................        13,165          11,345
          Accounts payable.........................................        11,169          (2,837)
          Accrued interest.........................................         6,612           5,392
          Accrued payroll and related benefits.....................         5,876           7,446
          Accrued franchise fees...................................        (1,307)         (2,104)
          Accrued liabilities, other...............................        28,011         (15,787)
          Accounts payable to affiliates...........................        (8,625)          5,391
          Feature film rights payable..............................        (2,902)         (11,361)
          Deferred revenue.........................................        (5,209)              -
                                                                        ---------       ---------
            Total adjustments......................................       285,850         246,931
                                                                        ---------       ---------

     Net cash provided by operating activities.....................     $ 117,884        $ 86,455
                                                                        ---------       ---------
                                                                        ---------       ---------

                                     See accompanying notes
                             to consolidated financial statements.

                       CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (Dollars in thousands)
                                         (Unaudited)
                                         (continued)

                                                                          1997           1996
                                                                          ----           ----
Cash flows from investing activities:
  Capital expenditures...............................................    $(202,630)     $(178,094)
  Advance related to acquisition.....................................            -        (70,000)
  Proceeds from sale of plant and equipment..........................          406            399
  Additions to intangible assets.....................................         (860)        (1,665)
  (Increase) decrease in investments in affiliates, net..............       11,185        (46,485)
  Payments for acquisitions, net of cash acquired....................     (695,669)             -
                                                                         ---------      ---------

    Net cash used in investing activities............................   (887,568)      (295,845)
                                                                       ---------      ---------
Cash flows from financing activities:
  Proceeds from bank debt..........................................    1,700,913        914,676
  Repayment of bank debt...........................................     (839,667)      (788,690)
  Proceeds from senior debt........................................            -          5,500
  Repayment of senior debt.........................................            -       (911,131)
  Preferred stock dividends........................................      (15,112)       (15,130)
  Net proceeds from issuance of Redeemable
    Exchangeable Convertible Preferred Stock.......................            -        624,734
  Proceeds from issuance of senior subordinated debt...............            -        399,385
  Issuance of common stock.........................................          417          2,990
  Decrease in obligation to related party..........................       (2,861)        (2,864)
  Payments of capital lease obligations and other debt.............       (2,703)        (1,647)
  Additions to deferred financing and other costs..................      (48,455)       (16,629)
                                                                       ---------      ---------

    Net cash provided by financing activities........................    792,532        211,194
                                                                       ---------      ---------

Net increase in cash and cash equivalents..........................       22,848          1,804

Cash and cash equivalents at beginning of year.....................       11,612         15,332
                                                                       ---------      ---------




Cash and cash equivalents at end of period.........................    $  34,460      $  17,136
                                                                       ---------      ---------
                                                                       ---------      ---------

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

Note 2.   Responsibility for Interim Financial Statements
          -----------------------------------------------

The financial statements as of and for the three and six months ended June 30, 1997 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4.   Cash Flows
          ----------

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $143,217 and $118,648 for the six

             CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands)
                               (Unaudited)
                               (continued)

months ended June 30, 1997 and 1996, respectively. The Company's noncash financing activities for the six months ended June 30, 1997 and 1996 included capital lease obligations of $18,803 and $2,111, respectively, incurred when the Company entered into leases for new equipment and preferred stock dividend requirements of $57,619 and $43,043, respectively.

Note 5.   Acquisitions
          ------------

On April 1, 1997, Rainbow Media Holdings, Inc. ("Rainbow Media") consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC received a 25% equity interest (which interest may be increased up to 27% under certain circumstances) in non-voting Class C common stock of Rainbow Media. The Company owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media. As a result of the exchange of 25% of the Company's interest in Rainbow Media for NBC's interests in certain entities, the Company recorded goodwill of $54,108 which will be amortized over a 10 year period.

On April 16, 1997, the Company and certain of its affiliates and ITT Corporation ("ITT") and certain of its affiliates, entered into definitive agreements ("MSG Agreement") relating to the acquisition by subsidiaries of Cablevision of ITT's 50 percent interest in Madison Square Garden L.P. ("MSG"). The transaction closed on June 17, 1997 when MSG borrowed $799,000 under its credit facility which was used to redeem a portion of ITT's interest in MSG for $500,000 and to repay its existing indebtedness. Rainbow Media contributed its SportsChannel Associates programming company to MSG, which, together with the redemption, increased the Company's interest in MSG to 89.8% and reduced ITT's interest to 10.2%. The remaining 10.2% interest is subject to certain puts and calls as specified in the MSG agreement. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the net book value of assets acquired of approximately $266,039 will be allocated to the specific assets acquired when independent appraisals are obtained and will be amortized accordingly.

In June 1997, the Company acquired from Warburg Pincus Investors, L.P. ("Warburg") the interests that the Company did not already own in A-R Cable Partners ("Nashoba") and Cablevision of Framingham ("Framingham") for a purchase price of approximately $33,348 and $7,865, respectively. The acquisitions of Nashoba and Framingham were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition dates. The excess of the purchase price over the net book value of assets acquired approximates $22,815 and $11,743 for the acquisition of Nashoba and Framingham, respectively, and is being amortized over 10 years.

              CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)
                                (continued)


Pro Forma Results of Operations
-------------------------------

The following unaudited pro forma condensed results of operations are presented for the six months ended June 30, 1997 and 1996 as if the acquisitions of MSG, Nashoba and Framingham, the NBC transaction and the acquisition of A-R Cable (see Note 6) had occurred on January 1, 1997 and 1996, respectively.

                                  Six Months Ended June 30,
                                  -------------------------
                                 1997                   1996
                                 ----                   ----

   Net revenues                $ 1,096,813          $  962,265
                               -----------          ----------
                               -----------          ----------

   Net loss                    $  (242,099)         $ (227,603)
                               -----------          ----------
                               -----------          ----------

   Net loss per common share   $     (9.75)         $    (9.17)
                               -----------          ----------
                               -----------          ----------

The pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets and increased interest expense on acquisition debt. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the transactions been made at the beginning of the periods indicated, or which may occur in the future. These amounts do not reflect any gain that may be recognized on the liquidation of A-R Cable's preferred stock.

Note 6.   Recent Developments
          -------------------

On July 2, 1997 the Company acquired from Warburg the Series A preferred stock of A-R Cable Services, Inc. (A-R Cable) for an aggregate purchase price of approximately $112,301. The operations of A-R Cable (together with its debt of $398,617) will be consolidated with those of the Company as of July 2, 1997.

On June 6, 1997, the Company entered into an agreement with TCI Communications, Inc., a subsidiary of Tele-Communications, Inc. whereby the Company will issue 12,235,543 shares of Class A common stock, subject to adjustment in certain events, in exchange for cable television systems located in New Jersey, Long Island and New York's Rockland and Westchester counties serving approximately 824,000 subscribers at June 30, 1997 and having stipulated outstanding indebtedness of $669,000 at closing, with operating profit before depreciation and amortization for the six months ended June 30, 1997 of approximately $97,200. The closing is conditioned,

            CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands)
                              (Unaudited)
                              (continued)

among other things, upon expiration or termination of the waiting period under the Hart-Scott-Rodino ("HSR") Antitrust Improvements Act of 1976, receipt of approvals from federal, state and local governmental agencies and others, and approval of the Company's shareholders. On August 1, 1997, the United States Federal Trade Commission issued a second request with respect to the HSR Act filing, seeking additional information with respect to the pending transaction.

On June 22, 1997, Rainbow Media Sports Holdings, Inc. ("Rainbow Sports"), a wholly-owned subsidiary of Rainbow Media entered into an agreement with Fox Sports Net, LLC ("Fox Sports"), a subsidiary of Fox/Liberty Networks, LLC, to organize three partnerships, Regional Programming Partners, National Sports Partners and National Advertising Partners (the "Fox Liberty Transaction"). Upon the formation of Regional Programming Partners, Rainbow Media will contribute its partnership interests in its regional sports channels and MSG in exchange for a 60% interest in Regional Programming Partners. Fox Sports will contribute $850,000 in cash to Regional Programming Partners in exchange for a 40% interest in Regional Programming Partners. Upon the formation of National Sports Partners and National Advertising Partners, the Company and Fox Sports will each contribute certain assets to the partnerships for a 50% partnership interest. Consummation of the transaction is subject to regulatory approvals and third party consents.

On July 25, 1997, the Company paid $283,445 plus accrued interest of $9,361 to redeem its $275,000 10-3/4% Senior Subordinated Debentures due 2004. The payment included a redemption premium of $8,445.

        CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA
----------------------------

                                                                         Six Months Ended June 30,
                                                           ---------------------------------------------------
                                                                    1997                          1996
                                                           -----------------------       ----------------------         (Increase)
                                                                            % of%                       % of             Decrease
                                                           Amount          Revenue       Amount        Revenues         in Net Loss
                                                           ------          -------       ------        --------         -----------
                                                                                  (Dollars in thousands)
Revenues..............................................   $  797,065          100%         $ 624,496          100%       $  172,569

Operating expenses:
   Technical..........................................      340,430           43            257,580           41           (82,850)
   Selling, general & administrative..................      214,619           27            146,439           23           (68,180)
   Depreciation and amortization......................      222,581           28            175,168           28            (47,413)
                                                          ---------                      ----------                     ----------
Operating profit......................................       19,435            2             45,309            7           (25,874)
Other expense:
  Interest expense, net...............................     (152,957)         (19)          (129,859)         (21)          (23,098)
  Share of affiliates' net loss.......................      (31,481)          (4)           (40,061)          (6)            8,580
  Write-off of deferred interest
    financing costs...................................            -            -            (24,012)          (4)           24,012
Provision for preferential payment to related party          (2,800)           -             (2,800)           -                 -
  Minority interest...................................        3,828            1             (4,810)          (1)            8,638
  Miscellaneous, net..................................       (3,991)          (1)            (4,243)          (1)              252
                                                          ---------                      ----------                     ----------
Net loss..............................................     (167,966)         (21)          (160,476)         (26)           (7,490)
Dividend requirements applicable to preferred
   stocks.............................................      (72,731)          (9)           (58,173)          (9)          (14,558)
                                                          ---------                      ----------                     ----------
Net loss applicable to common shareholders............    $(240,697)         (30)%       $ (218,649)         (35)%      $  (22,048)
                                                          ---------                      ----------                     ----------
                                                          ---------                      ----------                     ----------
OTHER OPERATING DATA:
-----------------------

Operating profit before depreciation
  and amortization(1)..................................   $ 242,016                      $ 220,477
Net cash provided by operating activities..............     117,884                         86,455
Net cash used in investing activities(2)...............     887,568                        295,845
Net cash provided by financing activities(2)...........     792,532                        211,194


---------------------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.
(2)  See Item 1. - "Consolidated Statements of Cash Flows."

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS DATA
----------------------------

                                                                          Three Months Ended June 30,
                                                           ---------------------------------------------------
                                                                    1997                          1996
                                                           -----------------------       ----------------------        (Increase)
                                                                            % of%                       % of            Decrease
                                                           Amount          Revenue       Amount        Revenues       in Net Loss
                                                           ------          -------       ------        --------       -----------
                                                                                  (Dollars in thousands)
Revenues...............................................  $  438,516         100%       $  320,331          100%       $  118,185

Operating expense:
  Technical............................................     189,031          43           128,890           40           (60,141)
  Selling, general & administrative....................     129,752          30            73,551           22           (56,201)
  Depreciation and amortization........................     114,576          26            90,474           28           (24,102)
                                                          ---------                    ----------                     ----------
Operating profit.......................................       5,157           1            27,416            9           (22,259)
Other expense:
    Interest expense, net..............................     (80,618)         18           (61,964)         (19)          (18,654)
    Share of affiliates' net loss......................     (18,858)         (4)          (19,093)          (6)              235
    Write-off of deferred interest and
      financing costs..................................           -           -           (24,012)          (8)           24,012
    Provision for preferential payment to
      related party....................................      (1,400)          -            (1,400)           -                 -

    Minority interest..................................       6,103           1            (2,455)          (1)            8,558
    Miscellaneous, net.................................      (2,394)         (1)           (2,666)          (1)              272
                                                          ---------                    ----------                     ----------
Net loss...............................................     (92,010)        (21)          (84,174)         (26)           (7,836)
Dividend requirements applicable to preferred
  stocks...............................................      36,766          (8)          (33,795)         (11)           (2,971)
                                                          ---------                    ----------                     ----------
Net loss applicable to common shareholders.............   ($128,776)        (29)%      $ (117,969)         (37)%      $  (10,807)
                                                          ---------                    ----------                     ----------
                                                          ---------                    ----------                     ----------
OTHER OPERATING DATA:
---------------------

Operating profit before depreciation
  and amortization (1) .................................  $ 119,733                     $ 117,890
Net cash provided by operating activities...............     54,241                        40,248
Net cash used in investing activities...................    594,742                       113,484
Net cash provided by financing activities...............    561,475                        62,355


---------------------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Acquisitions In August and September 1996, the Company acquired all of the interests in U.S. Cable and Cablevision of Newark, respectively, that it did not already own. These acquisitions along with the transactions completed in the second quarter of 1997 discussed in Note 5 will be referred to as the "Acquisitions" in the following discussion.

Revenues for the three and six months ended June 30, 1997 increased $118.2 million (37%) and $172.6 million (28%), respectively, over the corresponding 1996 periods. Approximately $78.4 million (24%) and $105.8 million (17%) of the increase was attributable to the Acquisitions for the three and six months ended June 30, 1997, respectively, with the remaining increases of approximately $14.6 million (5%) and $22.2 million (4%) resulting from higher revenue per subscriber; and approximately $16.6 million (5%) and $26.2 million (4%) due to increases in other revenue sources such as Rainbow Media's programming services, advertising and a developing commercial telephony business, and approximately $8.6 million (3%) and $18.3 million (3%) attributable to internal growth of over 76,000 and 81,900 in the average number of subscribers.

Technical Expenses increased $60.1 million (47%) and $82.9 million (32%) for the three and six months ended June 30, 1997 compared to the same 1996 periods. Approximately $38.8 million (30%) and $50.7 million (20%) of the increase for the three and six months ended June 30, 1997, respectively, was a direct result of the Acquisitions. The remaining 17% and 12% of the increase was attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and revenues mentioned above. As a percentage of revenues, technical expenses increased 3% and 2%, respectively, for the three and six months ended June 30, 1997 over the same periods in 1996.

Selling, General And Administrative Expenses increased $56.2 million (76%) and $68.2 million (47%), respectively, for the three and six months ended June 30, 1997 when compared to the same 1996 periods. Approximately $26.9 million (37%) and $32.6 million (22%) of the increase was related to the Acquisitions. Approximately 37% and 17% of the increase, respectively, was due to adjustments related to an incentive stock plan. The remaining 2% and 8% of the increase resulted from higher administrative, sales and marketing, and customer service costs. As a percentage of revenues, selling, general and administrative expenses increased 7% and 4%, respectively, during the three and six months ended June 30, 1997 compared to the same 1996 periods; excluding the effects of the incentive stock plan, as a percentage of revenues such costs remained constant.

Operating Profit Before Depreciation And Amortization increased $1.9 million (2%) and $21.5 million (10%) for the three and six months ended June 30, 1997 over the same periods in 1996. Approximately $12.7 million and $22.5 million, respectively, of the increase is due to the Acquisitions and $15.1 million and $24.1 million, respectively, resulted from the combined effect of the revenue and expense increases discussed above. These increases were offset by a decrease in operating profit before depreciation and amortization of $25.9 million and $25.1 million, respectively, due to the adjustments to an incentive stock plan. On a pro forma basis, giving effect to the Acquisitions as if they had occurred on January 1, 1996 and the exclusion of

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

incentive stock plan adjustments, operating profit before depreciation and amortization would have increased 16% and 13%, respectively, for the three and six months ended June 30, 1997 over the same periods in the prior year. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $24.1 million (27%) and $47.4 million (27%) for the three and six months ended June 30, 1997 over the same periods in 1996. Approximately 22% and 20% of the respective increases were attributable to the Acquisitions. The remaining 5% and 7% of the increases resulted primarily from depreciation on new plant assets.

Net interest expense increased $18.7 million (30%) and $23.1 million (18%), respectively, for the three and six months ended June 30, 1997 over the comparable 1996 periods. Approximately 23% and 17% of the increase is attributable to the Acquisitions. The remaining increase of 7% and 1%, respectively, is due to higher bank borrowings partly offset by lower interest rates.

Share of affiliates' net losses decreased to $18.9 million and $31.5 million, respectively, for the three and six months ended June 30, 1997 from $19.1 million and $40.1 million for the same 1996 periods. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the three and six months ended June 30, 1997 amounted to $19.9 million and $37.9, respectively, and $16.2 million and $34.1 million, respectively, for the same periods in the prior year; and in the net gains/losses of certain programming businesses, in which the Company has varying ownership interests, which amounted to gains of $1 million and $6.4 million for the three and six months ended June 30, 1997 and net losses of $2.9 million and $6.0 million, respectively, for the same periods in the prior year.

Provision for preferential payment To Related Party consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992.

MINORITY interest represents NBC's 25% share of the net loss of Rainbow Media, ITT's share of net loss of MSG since the date of acquisition and SportsChannel Associates and Liberty's share of net income of Prism.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For financing purposes, the Company is structured as the Restricted Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an Unrestricted Group of certain subsidiaries. The Unrestricted Group of subsidiaries consists primarily of Cablevision of Ohio, U.S. Cable, Rainbow Media and CSC Technology, Inc.

The Restricted Group has executed limited recourse guarantees with respect to A-R Cable, as described below, and has guaranteed the MFR Inc. notes and the Cablevision of Framingham Holdings, Inc. note that had been issued in connection with the acquisition of interests in those companies. Otherwise, the Restricted Group does not guarantee the indebtedness of any unrestricted subsidiary nor does any unrestricted subsidiary guarantee the indebtedness of the Restricted Group.

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the six months ended June 30, 1997. Unrestricted Cable consists of Cablevision of Ohio, U.S. Cable, A-R Cable Partners and Cablevision of Framingham. "Other Unrestricted Subsidiaries" includes Rainbow Media, CSC Technology, Inc. and other companies engaged in certain development activities.


                                                                              Other
                                        Restricted       Unrestricted      Unrestricted         Total
                                          Group            Cable           Subsidiaries        Company
                                       ------------      ------------      ------------       ---------
                                                              (Dollars in thousands)


Revenues                               $   517,607       $   111,058        $   168,400        $  797,065

Operating expenses:
 Technical                                 212,222            48,004             80,204           340,430
 Selling, general and
  administrative                            94,492            23,806             96,321           214,619
 Depreciation and
  amortization                             148,424            47,778             26,379           222,581
                                       -----------       -----------        -----------        ----------
Operating profit
 (loss)                                $    62,469       $    (8,530)       $   (34,504)       $   19,435
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Currently payable
 interest expense                      $   115,152       $    19,285        $    16,418        $  150,855
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Total interest expense                 $   117,143       $    19,924        $    16,718        $  153,785
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Bank and other senior debt             $ 1,172,154       $   512,470        $ 1,223,537        $2,908,161
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Subordinated debt                      $ 1,474,172       $         -        $         -        $1,474,172
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Obligation to related
 party                                 $   189,958       $         -        $         -        $  189,958
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Deficit investment in
 affiliate                             $   534,403       $         -        $    16,178        $  550,581
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Redeemable Exchangeable
 Preferred Stock                       $ 1,062,884       $         -        $         -        $1,062,884
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Capital expenditures                   $   159,404       $    30,302        $    12,924        $  202,630
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------
Ending Cable subscribers                 1,937,348           623,119                  -         2,560,467
                                       -----------       -----------        -----------        ----------
                                       -----------       -----------        -----------        ----------

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Restricted Group

On July 25, 1997, the Company paid $283 million plus accrued interest to redeem its $275 million 10-3/4% Senior Subordinated Debentures due 2004. The payment included a redemption premium of approximately $8 million. All funds were obtained from borrowings under the Restricted Group's $1.3 billion credit facility.

On July 2, 1997, the Restricted Group made a payment of $90 million to Warburg for their remaining interests in A-R Cable Services increasing its ownership to 100%. A-R Cable became part of the Unrestricted Group.

On June 11, 1997, the Company made a payment of $33 million to Warburg for their remaining interests in Nashoba and Framingham increasing its ownership to 100%. Nashoba and Framingham became part of the Unrestricted Group.

On August 6, 1997, the Restricted Group had total usage under its $1.7 billion Credit Agreement (including the credit facility for MFR, Inc., collectively the "Credit Agreement") of approximately $1.5 billion and letters of credit of $17 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $136 million at August 6, 1997.

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of June 30, 1997, the Company had entered into interest exchange (swap and interest rate cap) agreements with several of their banks on a notional amount of $225 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of one and one-third years. The average effective annual interest rate on all Restricted Group bank debt outstanding as of June 30, 1997 was approximately 7.6%.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient to meet its debt service and preferred stock dividend requirements and to fund its planned capital expenditures through 1998.

The Company intends to incur additional costs to facilitate the startup of such adjunct businesses as high speed data service, digital video service and residential telephony. Depending upon the timing and scope of the roll out of these businesses, the Company may require additional capital. Depending on the scope of the Company's participation in the PCS and DBS ventures, additional capital may also be required. The acquisition of ITT's remaining interest in MSG following an exercise by ITT of its put rights may be made, at the Company's election, in either cash or shares

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

of the Company's Class A Common Stock. If such payment is made in cash, the Company would require up to $188 million of additional capital. See Note 5 - "Acquisitions."

Unrestricted Cable

Cablevision of Ohio
-------------------

The Company's subsidiaries Telerama, Inc., Cablevision of the Midwest, Inc., and Cablevision of Cleveland, L.P., (collectively "Cablevision of Ohio") are party to a credit facility with a group of banks led by NationsBank of Texas, N.A., as agent (the "Cablevision of Ohio Credit Facility") which consists of a nine year $425 million reducing revolving credit facility which matures on June 30, 2005 and a nine and one half year $75 million term loan facility which matures on December 31, 2005. The reducing revolving facility has scheduled facility reductions beginning in 1999. The term loan facility requires repayments of $375,000 per year from 1997 through 2003 with the balance to be repaid in the final two years. As of August 6, 1997, Cablevision of Ohio had outstanding borrowings under its reducing revolving facility of $226 million, and $1 million of outstanding letters of credit leaving unrestricted and undrawn funds available amounting to $198 million. The Restricted Group made a $10 million equity contribution to Cablevision of Ohio in February, 1997 and an additional $6 million in March, 1997, the proceeds of which were used to pay down debt under the reducing revolving credit facility. The funds available under the reducing revolving credit facility will be used to rebuild the Cablevision of Ohio plant and for general corporate purposes. The Cablevision of Ohio Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision of Ohio to maintain certain financial ratios.

The Company believes that for Cablevision of Ohio, internally generated funds together with funds available under its existing credit agreement and capital contributions from the Restricted Group, will be sufficient to meet its debt service requirements including amortization requirements under its credit agreement and to fund its capital expenditures through 1998.

U.S. Cable
----------

The U.S. Cable credit facility is led by The Bank of New York and Bank of Montreal, as co-agents, and consists of a three year $175 million revolving credit facility maturing on August 13, 1999. The revolving facility is payable in full upon maturity. The funds available under the credit facility will be used to finance working capital and general corporate purposes.

As of August 6, 1997, U.S. Cable had $154 million of outstanding borrowings under its revolving credit facility leaving unrestricted and undrawn funds available amounting to $21 million. The U.S. Cable facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring U.S. Cable to maintain certain financial ratios.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company believes that for U.S. Cable, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1998.

A-R Cable Group
---------------

As noted above, the Company acquired the interests in A-R Cable and Nashoba and Framingham it did not already own on July 2 and June 11, 1997, respectively.

On August 6, 1997, A-R Cable had outstanding borrowings of $398 million leaving unrestricted and undrawn funds amounting to $10 million. A-R Cable's credit facility remains in place with a maturity date of December 30, 1997 extendable by A-R Cable for one quarter. The Company believes it can refinance the credit facility at maturity but there can be no assurances that it will be able to do so.

Nashoba and Framingham's credit facilities remain in place and both have a maturity date of June 30, 2002. As of August 6, 1997, Nashoba and Framingham had outstanding borrowings aggregating $52 million, with unrestricted and undrawn funds aggregating $16 million.

The Company believes that for Nashoba and Framingham, internally generated funds together with funds available under their respective credit agreements, will be sufficient to meet their respective debt service and capital expenditure requirements through 1998.

Unrestricted - Other

Rainbow Media
-------------

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

As of August 6, 1997, Rainbow Media had outstanding borrowings of $157 million and $4 million in outstanding letters of credit, leaving unrestricted and undrawn funds available amounting to $139 million. As of August 6, 1997, AMCC had outstanding borrowings of $212 million leaving unrestricted funds available of $38 million.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Rainbow Media's credit facility contains certain financial covenants that limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Rainbow Media to maintain certain financial ratios.

The Company believes that for Rainbow Media, internally generated funds together with funds available under its credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1998.

Madison Square Garden
---------------------

On June 6, 1997 Madison Square Garden L.P. ("MSG") entered into an $850 million credit agreement (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent. The MSG Credit Facility expires on December 31, 2004. The Term Loan is due in 26 quarterly installments commencing September 30, 1998, of which $40 million is payable by December 31, 1998. On July 11, 1997 a new unrestricted subsidiary of MSG, Garden Programming, LLC, made a $40 million 14 year loan to a non-related entity. The proceeds for such loan came from a $20 million drawdown by MSG under the MSG Credit Facility, which was then loaned to Garden Programming LLC, and a $20 million five year term loan entered into directly by Garden Programming LLC with a group of banks.

As of August 6, 1997, outstanding debt under the MSG Credit Facility consisted of a $650 million term loan and a revolving credit loan of $146 million. In addition, MSG had outstanding letters of credit of $4.7 million as of August 6, 1997, resulting in unrestricted and undrawn funds available amounting to $49.3 million. The funds available will be used for general corporate purposes. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements under its credit agreement and to fund capital expenditures through 1998. In connection with the Fox Liberty Transactions discussed in Note 6 to the Consolidated Financial Statements, the Company intends to repay a portion of the MSG Credit Facility.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                        Part II.    Other Information

Item 1. Legal Proceedings

        The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.



Item 4. Submission of Matters to a Vote of Security-Holders

        The Company's Annual Meeting of Shareholders was held on June 11,
        1997.

        The following matters were voted upon at the Company's Annual Meeting of Shareholders, indicating the number of votes cast for and against as well as the number of abstentions:


        Election of Directors:
        ---------------------
           Class A Directors:

              Charles D. Ferris:                         For:             12,119,713
                                                         Votes withheld:      86,042
              Richard H. Hochman:                        For:             12,114,213
                                                         Votes withheld:      91,542
              Victor Oristano:                           For:             12,114,288
                                                         Votes withheld:      91,467
              Vincent Tese:                              For:             12,119,895
                                                         Votes withheld:      85,860

           Class B Directors:

              William J. Bell   Mare A. Lustgarten       For:             11,216,209
              Charles F. Dolan  Shelia A. Mahony         Against                   0
              James L. Dolan    Francis F. Randolph, Jr.
              Patrick F. Dolan  Daniel T. Sweeney
              Robert S. Lemle   John Tatta

        Each nominee for election by the Class B common stockholders received the same vote as indicated above.

        Authorize and approve the Company's 1997 Long-Term Incentive Plan
        -----------------------------------------------------------------

           Class A Common Stock:                        For:               7,776,128
                                                        Against:           1,257,807
                                                        Abstain:              51,736

           Class B Common Stock:                        For:             112,162,090
                                                        Against:                   0
                                                        Abstain:                   0


        Ratification and approval of KPMG Peat Marwick LLP
        --------------------------------------------------

           Class A Common Stock:                        For:              12,172,055
                                                        Against:              24,180
                                                        Abstain:               9,520

           Class B Common Stock:                        For:             112,162,090
                                                        Against:                   0
                                                        Abstain:                   0


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             The index to exhibits is on page 23.

        (b) The Company filed a Current Report on Form 8-K with the Commission on April 18, 1997, June 6, 1997 and
             June 22, 1997.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CABLEVISION SYSTEMS CORPORATION
                                           Registrant




Date:       August 12,1997             /s/ William J. Bell
      ------------------------     -------------------------------------------
                                   By:  William J. Bell, as Vice Chairman,
                                        Director and Principal Financial Officer
                                        of Cablevision Systems Corporation


Date:       August 12, 1997           /s/ Andrew B. Rosengard
      ------------------------     --------------------------------------------
                                   By:  Andrew B. Rosengard, as Senior Vice
                                        President and Controller and Chief
                                        Accounting Officer of Cablevision
                                        Systems Corporation

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                              INDEX TO EXHIBITS


EXHIBIT                                                     PAGE
  NO.                            DESCRIPTION                NO.
-------                          -----------                ----

  27                      Financial Data Schedule