Form 10-Q
period 1997-09-30
CABLEVISION SYSTEMS CORP
filed 1997-11-14
CIK 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                               -------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from ___________to___________

                          Commission File Number: 1-9046
                                                  -------

                         Cablevision Systems Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         11-2776686
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Media Crossways, Woodbury, New York                      11797
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (516) 364-8450
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

                               Yes X    No
                                  ---     ---

Number of shares of common stock outstanding as of November 7, 1997:
                     Class A Common Stock--13,929,503
                     Class B Common Stock--11,109,709

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                (Unaudited)

                                                                   Nine Months Ended        Three Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------  -----------------------
                                                                   1997         1996         1997        1996
                                                               ------------  -----------  ----------  -----------
Revenues.....................................................    $1,314,995    $ 955,618   $ 517,930    $ 331,122
                                                               ------------  -----------  ----------  -----------
Operating expenses:
 Technical...................................................       568,259      392,076     227,829      134,496
 Selling, general and administrative.........................       347,405      226,940     132,786       80,501
 Depreciation and amortization...............................       363,023      262,741     140,442       87,573
                                                               ------------  -----------  ----------  -----------
                                                                  1,278,687      881,757     501,057      302,570
                                                               ------------  -----------  ----------  -----------
   Operating profit..........................................        36,308       73,861      16,873       28,552
                                                               ------------  -----------  ----------  -----------
Other income (expense):
 Interest expense............................................      (261,533)    (196,750)   (107,748)     (64,651)
 Interest income.............................................         2,635        2,678       1,807          438
 Share of affiliates' net losses.............................       (32,243)     (59,403)       (762)     (19,342)
 Write off of deferred interest and financing costs..........       (13,710)     (34,341)    (13,710)     (10,329)
 Gain on redemption of subsidiary preferred stock............       181,738      --          181,738      --
 Provision for preferential payment to related party.........        (4,200)      (4,200)     (1,400)      (1,400)
 Minority interest...........................................        14,145       (7,385)     10,317       (2,575)
 Miscellaneous...............................................        (7,059)      (7,444)     (3,068)      (3,201)
                                                               ------------  -----------  ----------  -----------
                                                                   (120,227)    (306,845)     67,174     (101,060)
                                                               ------------  -----------  ----------  -----------
Net income (loss)............................................       (83,919)    (232,984)     84,047      (72,508)
Dividend requirements applicable to preferred stocks.........      (110,324)     (92,596)    (37,593)     (34,423)
                                                               ------------  -----------  ----------  -----------
Net income (loss) applicable to common shareholders..........    $ (194,243)   $(325,580)  $  46,454    $(106,931)
                                                               ------------  -----------  ----------  -----------
                                                               ------------  -----------  ----------  -----------
Net income (loss) per common share...........................    $    (7.81)   $  (13.12)  $    1.87    $   (4.31)
                                                               ------------  -----------  ----------  -----------
                                                               ------------  -----------  ----------  -----------
Average number of common shares outstanding (in thousands)...        24,858       24,823      24,892       24,828
                                                               ------------  -----------  ----------  -----------
                                                               ------------  -----------  ----------  -----------

                           See accompanying notes to
                       consolidated financial statements.

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                 (Unaudited)


                                                                     September 30,        December 31,
                                                                         1997                 1996
                                                                    ---------------      -------------
ASSETS
Cash and cash equivalents....................................         $    32,135          $   11,612
Accounts receivable trade (less allowance for doubtful
  accounts of $29,830 and $12,955)...........................             181,994             105,406
Notes and other receivables (including affiliate amount of
  $10,235 in 1997)...........................................              85,080              19,368
Prepaid expenses and other assets............................              64,424              23,053
Property, plant and equipment, net...........................           1,720,053           1,390,971
Investments in affiliates....................................              60,424             311,865
Advances to affiliates.......................................               4,923               7,855
Feature film inventory.......................................             149,630             134,258
Net assets held for sale.....................................             264,344                --
Franchises, net of accumulated amortization of
  $453,157 and $389,791......................................             366,588             379,466
Affiliation agreements, net of accumulated amortization of
  $125,483 and $44,385.......................................             234,289             162,388
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
  $677,953 and $549,256......................................           1,615,156             436,606
Deferred financing, acquisition and other costs, net of
  accumulated amortization of $38,168 and $29,755............              93,723              51,877
                                                                     --------------      --------------
                                                                       $4,872,763          $3,034,725
                                                                     --------------      --------------
                                                                     --------------      --------------

                           See accompanying notes to
                       consolidated financial statements.

            CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)
                             (Unaudited)

                                               September 30,     December 31,
                                                  1997               1996
                                               -------------     ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable..........................       $227,578         $186,409
Accrued liabilities:
  Interest................................         69,178           45,774
  Payroll and related benefits............         85,467           63,987
  Franchise fees..........................         26,518           26,453
  Other...................................        283,660          104,172
Accounts payable to affiliates............            915           14,012
Feature film and contract rights
  payable.................................        283,318          115,437
Deferred revenue..........................        114,770               --
Bank debt.................................      2,875,891        1,670,245
Senior debt...............................        397,617               --
Senior debentures.........................        398,518               --
Subordinated debentures...................      1,048,207        1,323,105
Subordinated notes payable................        151,000          141,268
Obligation to related party...............        191,328          192,819
Capital lease obligations and other debt..         48,951            7,264
Minority interest.........................        124,737               --
                                              -----------       ----------
    Total liabilities.....................      6,327,653        3,890,945
                                              -----------       ----------
Deficit investment in affiliates..........         18,225          512,800
                                              -----------       ----------
Series H Redeemable Exchangeable
  Preferred Stock.........................        315,772          289,506
                                              -----------       ----------
Series M Redeemable Exchangeable
  Preferred Stock.........................        777,149          715,759
                                              -----------       ----------
Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred
    Stock, $.01 par value, 112,500 shares
    authorized, 110,622 shares issued
    ($100 per share liquidation
    preference)...........................             1                 1
  8% Series D Cumulative Preferred
    Stock, $.01 par value, 112,500 shares
    authorized, none issued ($100 per
    share liquidation preference).........                              --
  8-1/2% Series I Cumulative Convertible
     Exchangeable Preferred Stock, $.01 par
     value, 1,380,000 shares authorized and
     issued ($250 per share liquidation
     preference)..........................            14                14
  Class A Common Stock, $.01 par value,
     50,000,000 shares authorized,
    13,823,172 and 13,583,676 shares
    issued................................            138              136
  Class B Common Stock, $.01 par value,
    20,000,000 shares authorized,
    11,109,709 and 11,254,709 shares
    issued................................            111              113
  Paid-in capital.........................        167,251          164,538
  Accumulated deficit.....................     (2,733,551)      (2,539,087)
                                              -----------       ----------
  Total stockholders' deficiency..........     (2,566,036)      (2,374,285)
                                              -----------       ----------
                                               $4,872,763       $3,034,725
                                              -----------       ----------
                                              -----------       ----------

                           See accompanying notes to
                       consolidated financial statements.

                    CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (Dollars in thousands)
                                    (Unaudited)

                                                                                            1997         1996
                                                                                         --------     ---------
Cash flows from operating activities:
  Net loss.............................................................................  $(83,919)    $(232,984)
                                                                                         --------     ---------
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization......................................................   363,023       262,741
    Share of affiliates' net losses....................................................    32,243        59,403
    Minority interest..................................................................   (14,145)        7,385
    Amortization of deferred financing.................................................     5,565         5,359
    Amortization of deferred interest..................................................       --          4,684
    Amortization of debenture discount.................................................       112            78
    Accretion of interest on debt......................................................       --          6,828
    Write off of deferred interest and financing costs.................................    13,710        34,341
    Loss on sale of equipment..........................................................     4,034         3,165
    Gain on redemption of subsidiary preferred stock...................................  (181,738)           --
Changes in assets and liabilities net of effects
  of acquisitions:
    Accounts receivable trade..........................................................   (10,771)        6,109
    Notes receivable, affiliates.......................................................   (10,235)           --
    Notes and other receivables........................................................   (43,965)         (882)
    Prepaid expenses and other assets..................................................   (10,982)       (7,898)
    Advances to affiliates.............................................................    14,372        (3,064)
    Feature film inventory.............................................................    22,677        16,067
    Accounts payable...................................................................    22,643         1,867
    Accrued interest...................................................................    17,364        22,852
    Accrued payroll and related benefits...............................................    16,694         9,707
    Accrued franchise fees.............................................................      (274)       (2,422)
    Accrued liabilities, other.........................................................    32,800       (10,663)
    Accounts payable to affiliates.....................................................   (19,552)        2,869
    Feature film rights payable........................................................    (9,660)      (16,464)
    Deferred revenue...................................................................    79,025            --
                                                                                         --------     ---------
         Total adjustments.............................................................   322,940       402,062
                                                                                         --------     ---------
Net cash provided by operating activities..............................................  $239,021      $169,078
                                                                                         --------     ---------

                          See accompanying notes
                    to consolidated financial statements.

                    CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (Dollars in thousands)
                                    (Unaudited)
                                    (continued)

                                                                                            1997         1996
                                                                                         ---------    ---------
Cash flows from investing activities:
  Capital expenditures............................................................       $(316,217)   $(294,183)
  Proceeds from sale of plant and equipment.......................................           1,959          525
  Additions to intangible assets..................................................            (922)      (1,681)
  Increase in investments in affiliates, net......................................        (174,817)     (85,948)
  Payments for acquisitions, net of cash acquired.................................        (533,853)    (107,062)
                                                                                        ----------   ----------
    Net cash used in investing activities.........................................      (1,023,850)    (488,349)
                                                                                        ----------   ----------
Cash flows from financing activities:
  Proceeds from bank debt.........................................................       2,271,614    1,186,328
  Repayment of bank debt..........................................................      (1,397,543)    (924,987)
  Proceeds from senior debt.......................................................          19,000       12,500
  Repayment of senior debt........................................................         (19,750)    (918,131)
  Preferred stock dividends.......................................................         (22,889)     (22,905)
  Net proceeds from issuance of redeemable exchangeable preferred stock...........              --      624,021
  Proceeds from issuance of senior subordinated debt...............................        398,508      399,385
  Redemption of senior subordinated debt...........................................       (283,445)          --
  Redemption of subsidiary preferred stock.........................................       (112,306)          --
  Issuance of common stock.........................................................          2,718        3,212
  Decrease in obligation to related party..........................................         (1,491)      (1,495)
  Payments of capital lease obligations and other debt.............................         (5,302)      (2,462)
  Additions to deferred financing and other costs..................................        (43,762)     (25,348)
                                                                                        ----------   ----------
    Net cash provided by financing activities........................................      805,352      330,118
                                                                                        ----------   ----------
Net increase in cash and cash equivalents.........................................          20,523       10,847

Cash and cash equivalents at beginning of year....................................          11,612       15,332
                                                                                       -----------  -----------
Cash and cash equivalents at end of period........................................     $    32,135  $    26,179
                                                                                       -----------  -----------
                                                                                       -----------  -----------

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

Note 2.  Responsibility for Interim Financial Statements

The financial statements as of and for the three and nine months ended September 30, 1997 and 1996 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 3.  Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation as their effect would be antidilutive or insignificant. In February 1997, the Financial Accounting Standards Board issued its Statement No. 128, "Earnings per Share." Among other provisions, SFAS No. 128 simplifies the standards for computing earnings per share. The Company does not expect the adoption of SFAS No. 128 to have a material impact on its per share determinations.

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

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


The Company paid cash interest expense of approximately $232,451 and $162,676 for the nine months ended September 30, 1997 and 1996, respectively. The Company's noncash financing activities for the nine months ended September 30, 1997 and 1996 included capital lease obligations of $24,820 and $2,403, respectively, incurred when the Company entered into leases for new equipment and preferred stock dividend requirements of $87,656 and $69,912, respectively.

Note 5.  Acquisitions

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

On April 16, 1997, the Company and certain of its affiliates and ITT Corporation ("ITT") and certain of its affiliates, entered into definitive agreements ("MSG Agreement") relating to the acquisition by subsidiaries of Cablevision of ITT's 50 percent interest in Madison Square Garden L.P. ("MSG"). The transaction closed on June 17, 1997 when MSG borrowed $799,000 under its credit facility which was used to redeem a portion of ITT's interest in MSG for $500,000 and to repay its existing indebtedness. Rainbow Media contributed its SportsChannel Associates programming company to MSG, which, together with the redemption, increased the Company's interest in MSG to 89.8% and reduced ITT's interest to 10.2%. The remaining 10.2% interest is subject to certain puts and calls as specified in the MSG agreement. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities and results of operations of MSG have been consolidated with those of the Company as of June 17, 1997. Previously the Company's investment in MSG was accounted for using the equity method of accounting. The excess of the purchase price over the net book value of assets acquired of approximately $299,298 will be allocated to the specific assets acquired when independent appraisals are obtained and will be amortized accordingly.

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

On July 2, 1997 the Company redeemed from Warburg the Series A preferred stock of A-R Cable Services, Inc. (A-R Cable) for an aggregate amount of approximately $112,301. The assets and liabilities of A-R Cable have been consolidated with those of the Company as of July 2, 1997. Previously, the Company's investment in A-R Cable was accounted for using the equity method of accounting. In connection with this transaction, the Company recognized a gain of $181,738 principally representing the reversal of accrued preferred dividends in excess of amounts paid.

Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the nine months ended September 30, 1997 and 1996 as if the acquisitions of MSG, Nashoba and Framingham, the NBC transaction and the A-R Cable consolidation had occurred on January 1, 1997 and 1996, respectively.


                                           Nine Months Ended September 30,
                                           -------------------------------
                                               1997             1996
                                           ------------     ------------
Net revenues.............................    $1,614,743       $1,418,204
                                           ------------     ------------
                                           ------------     ------------
Net loss.................................    $ (377,847)      $ (361,392)
                                           ------------     ------------
                                           ------------     ------------
Net loss per common share ...............    $   (15.20)      $   (14.56)
                                           ------------     ------------
                                           ------------     ------------

The pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets and increased interest expense on acquisition debt. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the transactions been made at the beginning of the periods indicated, or which may occur in the future. These amounts do not reflect the gain recognized on the redemption of A-R Cable's Series A preferred stock.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 6.  Net Assets Held for Sale

In February 1997, the Company announced that it was pursuing a plan to dispose of certain nonstrategic cable television systems representing an aggregate of up to 478,000 basic subscribers. As described below, the Company has entered into definitive agreements covering the sale of cable television systems representing approximately 380,000 basic subscribers.

On May 8, 1997, A-R Cable Services-ME, Inc. (A-R Maine), a subsidiary of A-R Cable, entered into an agreement to sell the cable television systems in Maine owned by A-R Maine for approximately $78,000 in cash. This transaction was consummated on October 31, 1997. In addition, on August 13, 1997, A-R Cable entered into an agreement to sell cable television systems in Rockford, Illinois for approximately $97,000 in cash.

On August 13, 1997, Cablevision of the Midwest, Inc., a subsidiary of the Company, entered into an agreement to sell cable television systems in Allen and Gibsonberg Township, Ohio for approximately $10,700 in cash.

On August 19, 1997, Rainbow Media entered into an agreement for the sale of its subsidiary, CV Radio Associates, L.P., for $8,400.

On August 29, 1997, the Company entered into an agreement to sell the cable television properties of U.S. Cable Television Group, L.P. ("U.S. Cable"), a subsidiary of the Company, for $315,000.

The pending transactions are subject to the receipt of regulatory and other customary approvals. The pending transactions are currently expected to be consummated in the fourth quarter of 1997 and/or the first quarter of 1998. The Company expects to record gains upon the consummation of the transactions. There can be no assurance that the pending transactions will be consummated in a timely fashion, or at all.

For financial reporting purposes, the assets and liabilities attributable to the above transactions have been classified in the consolidated balance sheet as net assets held for sale and consist of the following at September 30, 1997.

     Property, plant and equipment, net.................  $124,819
     Intangible assets, net.............................   164,788
     Other assets.......................................     4,726
                                                          --------
     Total assets.......................................   294,333
     Total liabilities..................................    29,989
                                                          --------
     Net assets.........................................  $264,344
                                                          --------
                                                          --------

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


The accompanying consolidated statement of operations for the nine months ended September 30, 1997 includes net revenues aggregating approximately $100,000 and net losses aggregating approximately $14,500 relating to net assets held for sale. Assets to be disposed of are not being depreciated or amortized while they are held for sale.

Note 7.  Debt

On July 25, 1997, the Company paid $283,445 plus accrued interest of $9,361 to redeem its $275,000 10 3/4% Senior Subordinated Debentures due 2004. The payment included a redemption premium of $8,445. In addition, the Company wrote-off deferred financing costs of approximately $5,265 related to the debentures.

In August 1997, the Company issued $400,000 principal amount of 8 1/8% Senior Debentures due 2009. The Senior Debentures were issued at a discount of $1,492. The proceeds of the offering were used to reduce borrowings under the Company's Senior Term Loan. The Senior Debentures can not be redeemed by the Company prior to maturity.

Note 8.  Recent Developments

On June 6, 1997, the Company entered into an agreement with TCI Communications, Inc., a subsidiary of Tele-Communications, Inc. ("TCI Transaction") whereby the Company will issue 12,235,543 shares of Class A common stock, subject to adjustment in certain events, in exchange for cable television systems located in New Jersey, Long Island and New York's Rockland and Westchester counties serving approximately 820,000 subscribers at September 30, 1997 and having stipulated outstanding indebtedness of $669,000 at closing. The closing is conditioned, among other things, upon expiration or termination of the waiting period under the Hart-Scott-Rodino ("HSR") Antitrust Improvements Act of 1976, receipt of approvals from federal, state and local governmental agencies and others, and approval of the Company's shareholders. On August 1, 1997, the United States Federal Trade Commission issued a second request with respect to the HSR Act filing, seeking additional information with respect to the pending transaction.

On June 22, 1997, Rainbow Media Sports Holdings, Inc. ("Rainbow Sports"), a wholly-owned subsidiary of Rainbow Media entered into an agreement with Fox Sports Net, LLC ("Fox Sports"), a subsidiary of Fox/Liberty Networks, LLC, to organize three partnerships, Regional Programming Partners, National Sports Partners and National Advertising Partners (the "Fox Liberty Transaction"). Upon the formation of Regional Programming Partners, Rainbow Media will contribute its partnership interests in its regional sports channels and MSG in exchange for a 60% interest in Regional Programming Partners ("RPP"). The Company will be the managing partner of RPP.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Fox Sports will contribute $850,000 in cash to Regional Programming Partners in exchange for a 40% interest in Regional Programming Partners. Upon the formation of National Sports Partners and National Advertising Partners, the Company and Fox Sports will each contribute certain assets to the partnerships for a 50% partnership interest. Fox Sports will be the managing partner of these partnerships. Consummation of the transaction is subject to regulatory approvals and third party consents. The Company expects to record a gain upon consummation of this transaction.

On October 2, 1997, the Company entered into an agreement with At Home Corporation ("@Home") and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the @Home service over the Company's cable television syatems on the same terms and conditions as @Home's founding partners, Telecommunications, Inc., Comcast Corporation and Cox Communications. The Company received a warrant to purchase 7,875,784 shares of @Home's Series A common stock at an exercise price of $.50 per share, and, in addition, a warrant to purchase up to 3,071,152 shares of @Home's Series A common stock at $.50 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable systems, including the TCI contributed systems, are transferred from TCI and its controlled affiliates to the Company or its controlled affiliates. @Home Network distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid-fiber coaxial infrastructure.

                       CABLEVISION SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA
----------------------------

                                                                  Nine Months Ended September 30,
                                                      -------------------------------------------------------
                                                                 1997                         1996
                                                      ---------------------------  --------------------------  (Increase)
                                                                        % of                        % of        Decrease
                                                         Amount       Revenues       Amount       Revenues     in Net Loss
                                                      ------------  -------------  -----------  -------------  -----------
                                                                             (Dollars in Thousands)
Revenues............................................    $1,314,995          100%     $ 955,618          100%    $ 359,377

Operating expenses:
  Technical.........................................       568,259           43        392,076           41      (176,183)
  Selling, general & administrative.................       347,405           26        226,940           24      (120,465)
  Depreciation and amortization.....................       363,023           28        262,741           27      (100,282)
                                                      ------------                 -----------                 -----------
Operating profit....................................        36,308            3         73,861            8       (37,553)
Other expense:
  Interest expense, net.............................      (258,898)         (20)      (194,072)         (20)      (64,826)
  Share of affiliates' net loss.....................       (32,243)          (2)       (59,403)          (6)       27,160
  Write-off of deferred interest and
    financing costs.................................       (13,710)          (1)       (34,341)          (4)      (20,631)
  Gain on redemption of subsidiary preferred stock..       181,738           14             --           --       181,738
  Provision for preferential payment torelated
    party...........................................        (4,200)          --         (4,200)          --            --
  Minority interest.................................        14,145            1         (7,385)          (1)       21,530
  Miscellaneous, net................................        (7,059)          --         (7,444)          (1)          385
                                                      ------------                 -----------                 -----------
Net loss............................................       (83,919)          (6)      (232,984)         (24)      149,065
Dividend requirements applicable to preferred
  stocks............................................      (110,324)          (8)       (92,596)         (10)      (17,728)
                                                      ------------                 -----------                 -----------
Net loss applicable to common shareholders..........    $ (194,243)         (15)%    $(325,580)         (34)%   $ 131,337
                                                      ------------                 -----------                 -----------
                                                      ------------                 -----------                 -----------
OTHER OPERATING DATA:
---------------------

Operating profit before depreciation and
  amortization (1)..................................    $  399,331                   $ 336,602
Net cash provided by operating activities (2).......       239,021                     169,078
Net cash used in investing activities (2)...........     1,023,850                     488,349
Net cash provided by financing activities (2).......       805,352                     330,118


------------------------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2) See Item 1.--"Consolidated Statements of Cash Flows".

                       CABLEVISION SYSTEMS CORPORATION

STATEMENT OF OPERATIONS DATA
----------------------------

                                                                    Three Months Ended September 30,
                                                    -------------------------------------------------------------
                                                                 1997                            1996
                                                    ------------------------------    ---------------------------     (Increase)
                                                                          % of                         % of            Decrease
                                                        Amount          Revenues       Amount         Revenues       in Net Loss
                                                    --------------   -------------    ----------    -------------    -----------
                                                                         (Dollars in Thousands)

Revenues..........................................     $ 517,930         100%          $ 331,122        100%          $186,808

Operating expenses:
  Technical.......................................       227,829          44             134,496         41            (93,333)
  Selling, general & administrative...............       132,786          26              80,501         24            (52,285)
  Depreciation and amortization...................       140,442          27              87,573         26            (52,869)
                                                    --------------                    ----------                     ----------
Operating profit..................................        16,873           3              28,552          9            (11,679)
Other expense:
  Interest expense, net...........................      (105,941)        (20)            (64,213)       (19)           (41,728)
  Share of affiliates' net loss...................          (762)         --             (19,342)        (6)            18,580
  Write-off of deferred interest andfinancing
    costs.........................................       (13,710)         (3)            (10,329)        (3)            (3,381)
  Gain on redemption of subsidiary preferred
    stock.........................................       181,738          35                  --         --            181,738
  Provision for preferential payment torelated
    party.........................................        (1,400)         --              (1,400)        --                 --
  Minority interest...............................        10,317           2              (2,575)        (1)            12,892
  Miscellaneous, net..............................        (3,068)         (1)             (3,201)        (1)               133
                                                    --------------                    ----------                     ----------
Net income (loss).................................        84,047          16             (72,508)       (22)           156,555
Dividend requirements applicable to preferred
  stocks..........................................       (37,593)         (7)            (34,423)       (10)            (3,170)
                                                    --------------                    ----------                     ----------
Net income (loss) applicable to common
  shareholders....................................     $  46,454           9%          $(106,931)       (32)%         $153,385
                                                    --------------                    ----------                     ----------
                                                    --------------                    ----------                     ----------


OTHER OPERATING DATA:
---------------------
Operating profit before depreciationand
  amortization (1)................................     $ 157,315                       $ 116,125
Net cash provided by operating
  activities......................................       121,137                          82,623
Net cash used in investing activities.............       136,282                         192,504
Net cash provided by financing activities.........        12,820                         118,924


------------------------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

                       CABLEVISION SYSTEMS CORPORATION

Acquisitions. In August and September 1996, the Company acquired all of the interests in U.S. Cable and Cablevision of Newark, respectively, that it did not already own. These acquisitions along with the transactions completed in 1997 discussed in Note 5 will be referred to as the "Acquisitions" in the following discussion.

Revenues for the three and nine months ended September 30, 1997 increased $186.8 million (56%) and $359.4 million (38%), respectively, over the corresponding 1996 periods. Approximately $154.7 million (47%) and $251.1 million (26%) of the increase was attributable to the Acquisitions for the three and nine months ended September 30, 1997, respectively, with increases of approximately $14.7 million (4%) and $45.5 million (5%) resulting from higher revenue per subscriber and approximately $10.1 million (3%) and $37.2 million (4%) due to increases in other revenue sources such as Rainbow Media's programming services, advertising on the Company's cable television systems and revenue derived from a developing commercial telephony business. The remaining increases of approximately $7.3 million (2%) and $25.6 million (3%) were attributable to internal growth of over 65,700 and 76,500 in the average number of subscribers.

Technical expenses increased $93.3 million (69%) and $176.2 million (45%) for the three and nine months ended September 30, 1997 compared to the same 1996 periods. Approximately $84.0 million (62%) and $125.4 million (32%) of the increase for the three and nine months ended September 30, 1997, respectively, was a direct result of the Acquisitions. The remaining 7% and 13% of the increases were attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and revenues mentioned above. As a percentage of revenues, technical expenses increased 3% and 2%, respectively, for the three and nine months ended September 30, 1997 over the same periods in 1996.

Selling, general and administrative expenses increased $52.3 million (65%) and $120.5 million (53%), respectively, for the three and nine months ended September 30, 1997 when compared to the same 1996 periods. Approximately $31.5 million (39%) and $64.1 million (28%) of the increase was related to the Acquisitions. Approximately 16% and 17% of the increase, respectively, was due to non-cash adjustments related to an incentive stock plan. The remaining 10% and 8% of the increase resulted from higher administrative, sales and marketing, and customer service costs. As a percentage of revenues, selling, general and administrative expenses increased 2% in each of the three and nine months ended September 30, 1997 compared to the same 1996 periods; excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1% for the three months ended September 30, 1997 and remained constant for the nine months ended September 30, 1997, as compared to the same periods in 1996.

Operating profit before depreciation and amortization increased $41.2 million (35%) and $62.7 million (19%) for the three and nine months ended September 30, 1997 over the same periods in 1996. Approximately $39.1 million and $61.6 million, respectively, of the increase is due to the Acquisitions and $14.6 million and $38.7 million, respectively, resulted from the combined effect of the revenue and expense increases discussed above. These increases were

                       CABLEVISION SYSTEMS CORPORATION


offset by a decrease in operating profit before depreciation and amortization of $12.5 million and $37.6 million, respectively, due to the adjustments made in respect of the incentive stock plan. On a pro forma basis, giving effect to the Acquisitions as if they had occurred on January 1, 1996 and the exclusion of incentive stock plan adjustments, operating profit before depreciation and amortization would have increased 16.0% and 15.5%, respectively, for the three and nine months ended September 30, 1997 over the same periods in the prior year.

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

Depreciation and amortization expense increased $52.9 million (60%) and $100.3 million (38%) for the three and nine months ended September 30, 1997 over the same periods in 1996. Approximately 43% and 27% of the respective increases were attributable to the Acquisitions. The remaining 17% and 11% of the increases resulted primarily from depreciation on new plant assets, offset by a decrease in depreciation and amortization for certain assets held for sale.

Net interest expense increased $41.7 million (65%) and $64.8 million (33%), respectively, for the three and nine months ended September 30, 1997 over the comparable 1996 periods. Approximately 59% and 31% of the increase is attributable to the Acquisitions. The remaining increase of 6% and 2%, respectively, is due to higher bank borrowings partly offset by lower interest rates.

Share of affiliates' net losses decreased to $.8 million and $32.2 million, respectively, for the three and nine months ended September 30, 1997 from $19.3 million and $59.4 million for the same 1996 periods. Such amounts consist primarily of the Company's share in the net losses of certain cable affiliates which, for the three and nine months ended September 30, 1997 amounted to $-0- (reflecting the consolidation of A-R Cable, Nashoba and Framingham) and $37.8, respectively, and $16.5 million and $50.6 million, respectively, for the same periods in the prior year; and in the net gains/ losses of certain programming businesses, in which the Company has varying ownership interests, which amounted to losses of $.8 million and gains of $5.6 million for the three and nine months ended September 30, 1997 and net losses of $2.8 million and $8.8 million, respectively, for the same periods in the prior year.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992.

Minority interest for the three and nine months ended September 30, 1997 represents NBC's 25% share of the net loss of Rainbow Media, ITT's share of the net loss of MSG since the date of acquisition and SportsChannel Associates and Liberty's share of net income of Prism. For the

                       CABLEVISION SYSTEMS CORPORATION

same periods in the prior year, the minority interest represented NBC's 25% share of the net income of American Movie Classics Company.

Gain on redemption of subsidiary preferred stock for the three and nine months ended September 30, 1997 represents the gain recognized upon the redemption of A-R Cable's Series A preferred stock of $181,738 (see Note 5 of Notes to Consolidated Financial Statements).

                          CABLEVISION SYSTEMS CORPORATION

Liquidity and Capital Resources

For financing purposes, the Company is structured as the Restricted
Group, consisting of Cablevision Systems Corporation and certain of its subsidiaries and an Unrestricted Group of certain subsidiaries. The Unrestricted Group of subsidiaries consists primarily of Cablevision of Ohio, U.S. Cable, Rainbow Media, A-R Cable and CSC Technology, Inc.

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

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the nine months ended September 30, 1997. Unrestricted Cable consists of Cablevision of Ohio, U.S. Cable, A-R Cable, A-R Cable Partners and Cablevision of Framingham. "Other Unrestricted Subsidiaries" includes Rainbow Media, CSC Technology, Inc. and other companies engaged in certain development activities.

                                                                               Other
                                                  Restricted   Unrestricted Unrestricted     Total
                                                    Group         Cable     Subsidiaries    Company
                                                 ------------  -----------  ------------  ------------
                                                                (Dollars in Thousands)

Revenues.......................................    $  789,874    $206,334     $  318,787    $1,314,995
Operating expenses:
  Technical....................................       321,217      86,772        160,270       568,259
  Selling, general and administrative..........       146,437      43,406        157,562       347,405
  Depreciation and amortization................       227,868      77,898         57,257       363,023
                                                 ------------  ----------   ------------  ------------
Operating profit (loss)........................    $   94,352    $ (1,742)    $  (56,302)   $   36,308
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Currently payable interest expense.............    $  175,062    $ 39,032     $   41,761    $  255,855
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Total interest expense.........................    $  177,972    $ 40,195     $   43,366    $  261,533
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Bank and other senior debt.....................    $1,220,222    $906,407     $1,195,830    $3,322,459
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Senior debentures..............................    $  398,518    $     --     $       --    $  398,518
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Subordinated debt..............................    $1,199,207    $     --     $       --    $1,199,207
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Obligation to related party....................    $  191,328    $     --     $       --    $  191,328
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Deficit investment in affiliate................    $       --    $     --     $   18,225    $   18,225
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Redeemable Exchangeable Preferred Stock........    $1,092,921    $     --     $       --    $1,092,921
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Capital expenditures...........................    $  235,194    $ 48,310     $   32,713    $  316,217
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------
Ending Cable subscribers.......................     1,945,642     953,613             --     2,899,255
                                                 ------------  ----------   ------------  ------------
                                                 ------------  ----------   ------------  ------------

                         CABLEVISION SYSTEMS CORPORATION

Restricted Group

On August 26, 1997, the Company issued $400 million principal amount of 8 1/8% non callable Senior Debentures due 2009. The Debentures are senior unsecured obligations of the Company and rank senior to each series of the Company's senior subordinated debentures. The net proceeds of approximately $392 million were used to reduce bank borrowings.

On September 9, 1997, the Company's Shelf Registration with the SEC for
$1 billion of debt securities became effective. The debt securities may be either senior debt securities or subordinated debt securities.

On November 3, 1997, the Restricted Group had total usage under its $1.7 billion Credit Agreement (including the credit facility for MFR, Inc., collectively the "Credit Agreement") of approximately $1.2 billion and letters of credit of $17 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $478 million at November 3, 1997.

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of September 30, 1997, the Company had entered into interest exchange (swap and interest rate cap) agreements with several of its banks on a notional amount of $225 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of one year. The average effective annual interest rate on all Restricted Group bank debt outstanding as of September 30, 1997 was approximately 7.1%.

The Company believes that, for the Restricted Group, internally generated funds together with funds available under its existing Credit Agreement will be sufficient to meet its debt service and preferred stock dividend requirements and to fund its planned capital expenditures through 1998.

The Company intends to incur additional costs to facilitate the startup of such adjunct businesses as high speed data service, digital video service and residential telephony. Depending upon the timing and scope of the roll out of these businesses beyond 1998, the Company may require additional capital. Depending on the scope of the Company's participation in the PCS and DBS ventures beyond 1998, additional capital may also be required. The acquisition of ITT's remaining interest in MSG following an exercise by ITT of its put rights may be made, at the Company's election, in either cash or shares of the Company's Class A common stock.

Charles F. Dolan ("Dolan") and the Company have agreed ("CNYC Letter") (i) to defer the commencement of the period during which Dolan could elect, pursuant to the Company's pre-existing obligations under the Purchase and Reorganization Agreement, dated as of December 20, 1991 between Dolan and Cablevision (the "CNYC Agreement"), to require the Company to purchase his remaining partnership interests in Cablevision of New York City, L.P. ("Cablevision of NYC"), from December 1, 1997 to the date of the consummation of the TCI Transaction and (ii) to provide for cash payment for such partnership interests of approximately $190 million. If the TCI Transaction is not consummated on or prior to July 1, 1998, the CNYC Letter will terminate and the CNYC Agreement will remain in full force and effect in accordance with its terms, except that the First Put Period (as defined therein) will commence on July 1, 1998 and end on October 31, 1998. In the event Dolan exercises his put, the Company's obligation may be paid in cash or, at the Company's option, shares of Class A common stock. No decision has been made as to the form of payment in such circumstance.

                         CABLEVISION SYSTEMS CORPORATION


On August 8, 1998, the Company has the obligation to redeem in cash, or in shares of the Company's Class A common stock, the Cablevision MFR, Inc. promissory notes in the amount of $141.3 million for Monmouth Cable and Riverview Cable and $9.7 million for CFHI. The Company has made no decision on how the obligation in respect of the promissory notes is to be paid.

Unrestricted Cable

Cablevision of Ohio

The Company's subsidiaries Telerama, Inc., Cablevision of the Midwest,
Inc., and Cablevision of Cleveland, L.P., (collectively "Cablevision of Ohio") are party to a credit facility with a group of banks led by NationsBank of Texas, N.A., as agent (the "Cablevision of Ohio Credit Facility") which consists of a nine year $425 million reducing revolving credit facility which matures on June 30, 2005 and a nine and one half year $75 million term loan facility which matures on December 31, 2005. The reducing revolving facility has scheduled facility reductions beginning in 1999. The term loan facility requires repayments of $375,000 per year from 1997 through 2003 with the balance to be repaid in the final two years. As of November 3, 1997, Cablevision of Ohio had outstanding borrowings under its reducing revolving facility of $228 million, and $1 million of outstanding letters of credit leaving unrestricted and undrawn funds available amounting to $196 million. The Restricted Group made a $10 million equity contribution to Cablevision of Ohio in February, 1997 and an additional $6 million in March, 1997, the proceeds of which were used to pay down debt under the reducing revolving credit facility. The funds available under the reducing revolving credit facility will be used to rebuild the Cablevision of Ohio plant and for general corporate purposes. The Cablevision of Ohio Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Cablevision of Ohio to maintain certain financial ratios.

The Company believes that for Cablevision of Ohio, internally generated funds together with funds available under its existing credit agreement and capital contributions from the Restricted Group, will be sufficient to meet its debt service requirements including amortization requirements under its credit agreement and to fund its capital expenditures through 1998.

                         CABLEVISION SYSTEMS CORPORATION

U.S. Cable

The U.S. Cable credit facility is led by The Bank of New York and Bank of Montreal, as co-agents, and consists of a three year $175 million revolving credit facility maturing on August 13, 1999. The revolving facility is payable in full upon maturity. The funds available under the credit facility will be used to finance working capital and general corporate purposes.

As of November 3, 1997, U.S. Cable had $153 million of outstanding borrowings under its revolving credit facility leaving unrestricted and undrawn funds available amounting to $22 million. The U.S. Cable facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring U.S. Cable to maintain certain financial ratios.

The Company believes that for U.S. Cable, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1998. The Company expects to complete the sale of U.S. Cable in the first quarter of 1998, although there can be no assurance.

A-R Cable Group

On October 31, 1997, A-R Cable consummated the sale of its Bangor and Lewiston, Maine cable systems, to FrontierVision for $78.2 million. $69.6 million of the proceeds were used to paydown A-R Cable's term debt balance.

On November 3, 1997, A-R Cable had outstanding borrowings of $328 million leaving unrestricted and undrawn funds amounting to $7 million. A-R Cable's credit facility matures on December 30, 1997.

A-R Cable is currently in negotiations with GECC for a new one year facility maturing December 31, 1998. In conjunction with this new facility, it is A-R Cable's intent to transfer the A-R Massachusetts assets to the Restricted Group and paydown approximately $177 million of A-R's debt related to those systems. There can be no assurances that a new credit facility can be implemented.

As of November 3, 1997, Nashoba and Framingham had outstanding borrowings aggregating $50 million with unrestricted and undrawn funds aggregating $21 million. The Company believes that for Nashoba and Framingham, internally generated funds together with funds available under their respective credit agreements will be sufficient to meet their respective debt service and capital expenditure requirements through 1998.

                         CABLEVISION SYSTEMS CORPORATION

Unrestricted--Other

Rainbow Media

Rainbow Media has executed a new $300 million, three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion (Texas), Inc. as co-agents, and a group of banks. On April 2, 1997 approximately $172 million was drawn to refinance, in part, the previous $202 million credit facility. The balance of the funds utilized to fully repay the $202 million facility and to repay $169 million to the Restricted Group came from a $205 million distribution by American Movie Classics Company (AMCC). This distribution was provided by funds made available under a new AMCC $250 million, seven year revolving credit and term loan facility maturing in 2004 that closed concurrently with the Rainbow Media credit facility.

The Rainbow Media three year revolving credit facility matures on March 31, 2000 and is payable in full on such date. The funds available under the credit facility will be used to finance working capital requirements and for general corporate purposes.

As of November 3, 1997, Rainbow Media had outstanding borrowings of $170 million and $4 million in outstanding letters of credit, leaving unrestricted and undrawn funds available amounting to $126 million. As of November 3, 1997, AMCC had outstanding borrowings of $202 million leaving unrestricted funds available of $44 million.

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

                         CABLEVISION SYSTEMS CORPORATION

As of November 3, 1997, outstanding debt under the MSG Credit Facility consisted of a $650 million term loan and a revolving credit loan of $99 million. In addition, MSG had outstanding letters of credit of $4.7 million as of November 3, 1997, resulting in unrestricted and undrawn funds available amounting to $96 million. As of November 3, 1997, outstanding debt under the Garden Programming, LLC term loan was $20 million. The funds available will be used for general corporate purposes. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements under its credit agreement and to fund capital expenditures through 1998.

In connection with the Fox Liberty Transaction discussed in Note 8 to the Consolidated Financial Statements, the Company intends to repay a portion of the MSG Credit Facility. MSG has received approval from its banks to amend the MSG Credit Facility whereby the existing term loan will be repaid and a new, seven-year revolving credit facility of no less than $450 million will be put in place.

                      CABLEVISION SYSTEMS CORPORATION


                        Part II.  Other Information

Item 1.  Legal Proceedings

         The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

             The index to exhibits is on page 26.

         (b) The Company filed a Current Report on Form 8-K with the Commission on August 29, 1997.

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


                                CABLEVISION SYSTEMS CORPORATION
                                         Registrant



Date: November 14, 1997         By: /s/ William J. Bell
                                    ------------------------------------------
                                        William J. Bell, as Vice Chairman,
                                        Director and Principal Financial
                                         Officer of Cablevision Systems
                                         Corporation



Date: November 14, 1997         By: /s/ Andrew B. Rosengard
                                    ------------------------------------------
                                        Andrew B. Rosengard, as Executive Vice
                                         President, Financial Planning and
                                         Controller and Chief Accounting
                                         Officer of Cablevision Systems
                                          Corporation

                             CABLEVISION SYSTEMS CORPORATION

                                   INDEX TO EXHIBITS


  EXHIBIT                                                       PAGE
    NO.                          DESCRIPTION                     NO.
 ----------                    --------------                   ----

   27                      Financial Data Schedule

