Form 10-Q
period 2002-03-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2002-05-15
CIK 784681, 1053112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

Commission File      Registrant; State of Incorporation;     IRS Employer
Number               Address and Telephone Number            Identification No.
------               ----------------------------            ------------------

1-14764              Cablevision Systems Corporation         11-3415180
                     Delaware
                     1111 Stewart Avenue
                     Bethpage, New York  11714
                     (516) 803-2300

1-9046               CSC Holdings, Inc.                      11-2776686
                     Delaware
                     1111 Stewart Avenue
                     Bethpage, New York  11714
                     (516) 803-2300

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

          Cablevision Systems Corporation         Yes    /X/     No  / /
          CSC Holdings, Inc.                      Yes    /X/     No  / /

Number of shares of common stock outstanding as of May 3, 2002:

          Cablevision NY Group Class A Common Stock -             133,330,796
          Cablevision NY Group Class B Common Stock -              42,145,986
          Rainbow Media Group Class A Common Stock -               74,405,124
          Rainbow Media Group Class B Common Stock -               21,072,993
          CSC Holdings, Inc. Common Stock -                             1,000

================================================================================

                          PART I. FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 6.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in certain equity security prices and interest rates. The Company's exposure to interest rate movements results from its use of floating and fixed rate debt to fund its working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. In addition, from time to time the Company may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates. The Company does not enter into interest rate swap contracts for speculative or trading purposes.

The Company's exposure to changes in equity security prices stems primarily from the AT&T Corp., Adelphia Communications Corporation, Charter Communications, Inc., and AT&T Wireless Services, Inc. common stock held by the Company. The Company has entered into prepaid forward contracts to hedge its equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, the Company would be obligated to repay the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The underlying stock and the equity collars are carried at fair market value on the Company's consolidated balance sheet and the monetization indebtedness is carried at its accreted value.

FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at March 31, 2002, the carrying value of the Company's fixed rate debt and redeemable preferred stock of $6,159.7 million exceeded its fair value by approximately $32.8 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2002 would increase the estimated fair value of fixed rate debt and redeemable preferred stock instruments by approximately $303.8 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities. Changes in the fair value of these securities are expected to be offset economically by changes in the fair value of the interest rate derivative contracts to the extent these securities are hedged.

INTEREST RATE DERIVATIVE CONTRACTS: As of March 31, 2002, the Company had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $1,230.0 million. As of March 31, 2002, the fair market value of these interest rate swap contracts was approximately $6.1 million, a net receivable position, as reflected under derivative contracts in the Company's balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2002 prevailing levels would decrease the fair market value of these contracts by approximately $17.7 million to a liability of $11.6 million.

In addition, the Company had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with its monetization transactions. As of March 31, 2002, such contracts had a fair market value of $221.1 million, a net liability position, reflected as liabilities under derivative contracts in the Company's balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2002 prevailing levels would decrease the fair market value of these contracts by approximately
$33.9 million to a liability of $255.0 million.

EQUITY PRICE RISK: As of March 31, 2002, the fair market value and the carrying value of the Company's holdings of AT&T, Adelphia Communications, Charter Communications, and AT&T Wireless common stock aggregated $1,109.4 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $110.9 million. As of March 31, 2002, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of AT&T, Adelphia Communications, Charter Communications and AT&T Wireless aggregated $552.0 million, a net receivable position. The maturities of these prepaid forward contracts, all of which were entered into in 2001, are summarized in the following table:

                                             # of Shares
                    Security                 Deliverable         Maturity
                    --------                 -----------         --------
         AT&T                                 22,130,466           2005
                                              22,130,466           2006

         Adelphia Communications               3,000,000           2004
                                               3,000,000           2005
                                               4,800,000           2006

         Charter Communications                1,862,229           2005
                                               5,586,687           2006
                                               3,724,460           2007

         AT&T Wireless                         7,121,583           2005
                                               7,121,583           2006

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on our financial position.

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.

On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint against the Company in the United States District Court, Southern District of New York. The complaint arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games) on the Company's cable television systems. The complaint alleges a variety of anticompetitive acts. The complaint seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously contest the lawsuit.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     Cablevision Systems Corporation filed a Current Report on Form 8-K with the Commission on January 18, 2002.

     CSC Holdings, Inc. has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                  CABLEVISION SYSTEMS CORPORATION
                                  CSC HOLDINGS, INC.

Date:      MAY 14, 2002                 /s/ WILLIAM J. BELL
                                  ----------------------------------------------
                                  By:   William J. Bell, as Vice Chairman,
                                        Director and Principal Financial Officer
                                        of Cablevision Systems Corporation and
                                        CSC Holdings, Inc.

Date:      MAY 14, 2002                 /s/ ANDREW B. ROSENGARD
                                  ----------------------------------------------
                                  By:   Andrew B. Rosengard as
                                        Executive Vice President, Finance
                                        and Principal Accounting Officer of
                                        Cablevision Systems Corporation and
                                        CSC Holdings, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
              March 31, 2002 (unaudited) and December 31, 2001...............................................I-1

              Condensed Consolidated Statements of Operations -
              Three Months Ended March 31, 2002 and 2001 (unaudited).........................................I-3

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2002 and 2001 (unaudited).........................................I-4

              Notes to Condensed Consolidated Financial Statements (unaudited)...............................I-5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................I-23


CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
              March 31, 2002 (unaudited) and December 31, 2001..............................................II-1

              Condensed Consolidated Statements of Operations -
              Three Months Ended March 31, 2002 and 2001 (unaudited)........................................II-3

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2002 and 2001 (unaudited)........................................II-4

              Notes to Condensed Consolidated Financial Statements (unaudited)..............................II-5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................................II-12

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      March 31,         December 31,
                                                                                        2002               2001
                                                                                   ---------------    ---------------
                                                                                     (unaudited)
ASSETS

Current Assets

   Cash and cash equivalents ...................................................   $       201,598    $       107,990
   Accounts receivable trade (less allowance for doubtful accounts of
     $42,138 and $31,244) ......................................................           339,904            335,808
   Notes and other receivables, current ........................................            58,198             73,894
   Inventory, prepaid expenses and other current assets ........................           207,359            223,859
   Feature film inventory, net .................................................            78,660             71,248
   Advances to affiliates ......................................................            13,877            120,691
   Derivative contracts, current ...............................................             4,648              5,378
                                                                                   ---------------    ---------------
     Total current assets ......................................................           904,244            938,868

Property, plant and equipment, net .............................................         4,287,102          4,077,726
Investments in affiliates ......................................................            77,886             78,710
Advanced to affiliates, long-term ..............................................           120,041             94,087
Investment securities available-for-sale .......................................               169                158
Investment securities pledged as collateral ....................................         1,109,440          1,527,890
Other investments ..............................................................            20,396             20,483
Notes and other receivables ....................................................            76,416             72,744
Derivative contracts ...........................................................           553,437            262,317
Other assets ...................................................................            26,976             21,623
Long-term feature film inventory, net ..........................................           370,537            344,949
Deferred carriage fees, net ....................................................           174,349            178,836
Franchises, net of accumulated amortization of $1,039 and $971,481 .............           732,347            732,313
Affiliation, broadcast and other agreements, net of accumulated amortization
   of $246,862 and $235,182 ....................................................           221,845            167,104
Excess costs over fair value of net assets acquired and other intangible
   assets, net of accumulated amortization of $32,720 and $997,387 .............         1,530,778          1,584,967
Deferred financing, acquisition and other costs, net of accumulated
   amortization of $62,708 and $60,687 .........................................           122,655            114,025
                                                                                   ---------------    ---------------
                                                                                   $    10,328,618    $    10,216,800
                                                                                   ===============    ===============

                             See accompanying notes
                to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                      March 31,         December 31,
                                                                                        2002               2001
                                                                                   ---------------    ---------------
                                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

  Accounts payable..............................................................   $       407,287     $      459,957
  Accrued liabilities...........................................................           864,120            954,201
  Accounts payable to affiliates...............................................             14,180              6,988
  Feature film and contract obligations........................................             79,353             64,759
  Current portion of bank debt..................................................             9,562              3,694
  Current portion of capital lease obligations.................................             28,421             30,334
                                                                                   ---------------    ---------------
    Total current liabilities...................................................         1,402,923          1,519,933

Feature film and contract obligations, long-term................................           331,152            315,560
Deferred revenue................................................................           108,797            137,228
Deferred tax liability..........................................................            80,904             66,622
Liabilities under derivative contracts..........................................           221,137            226,295
Other long-term liabilities.....................................................           157,437            150,304
Bank debt, long-term ...........................................................         1,486,813          1,041,347
Collateralized indebtedness.....................................................         1,586,406          1,572,372
Senior notes and debentures.....................................................         3,691,077          3,690,845
Subordinated notes and debentures...............................................           599,073            599,054
Capital lease obligations, long-term............................................            71,091             73,905
                                                                                   ---------------    ---------------
  Total liabilities.............................................................         9,736,810          9,393,465
                                                                                   ---------------    ---------------
Minority interests..............................................................           863,585            864,947
                                                                                   ---------------    ---------------
Preferred Stock of CSC Holdings, Inc............................................         1,544,294          1,544,294
                                                                                   ---------------    ---------------

Commitments and contingencies

Stockholders' deficiency:
  Preferred Stock, $.01 par value, 50,000,000 shares authorized,
    none issued.................................................................                 -                  -
  CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 133,306,451 and 133,261,950 shares issued and
    outstanding.................................................................             1,333              1,333
  CNYG Class B Common Stock, $.01 par value, 320,000,000 shares
    authorized, 42,145,986 shares issued and outstanding........................               421                421
  RMG Class A Common Stock, $.01 par value, 600,000,000 shares
    authorized, 74,389,475 and 73,611,620 shares issued and outstanding.........               744                736
  RMG Class B Common Stock, $.01 par value, 160,000,000 shares
    authorized, 21,072,993 shares issued and outstanding........................               211                211
  Paid-in capital...............................................................           994,166            974,709
  Accumulated deficit...........................................................        (2,812,946)        (2,563,316)
                                                                                   ---------------    ---------------
  Total stockholders' deficiency................................................        (1,816,071)        (1,585,906)
                                                                                   ---------------    ---------------
                                                                                   $    10,328,618    $    10,216,800
                                                                                   ===============    ===============

                             See accompanying notes
                 to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                        2002                2001
                                                                                   ---------------    ---------------
Revenues, net (including retail electronics sales of $139,542 and $150,863) ....   $     1,102,170    $     1,046,008
                                                                                   ---------------    ---------------

Operating expenses:
  Technical and operating ......................................................           468,704            448,920
  Retail electronics cost of sales .............................................           113,493            121,129
  Selling, general and administrative ..........................................           289,141            284,270
  Depreciation and amortization ................................................           211,070            247,946
                                                                                   ---------------    ---------------
                                                                                         1,082,408          1,102,265
                                                                                   ---------------    ---------------

     Operating income (loss) ...................................................            19,762            (56,257)
                                                                                   ---------------    ---------------

Other income (expense):
  Interest expense .............................................................          (123,054)          (137,384)
  Interest income ..............................................................             3,896              2,934
  Equity in net loss of affiliates .............................................            (9,702)            (5,001)
  Gain on sale of cable assets, net ............................................                 -          1,433,492
  Write-off of deferred financing costs ........................................              (620)            (6,380)
  Impairment charges on investments ............................................                 -               (253)
  Gain (loss) on investments, net ..............................................          (418,450)           214,832
  Gain (loss) on derivative contracts, net .....................................           295,539               (965)
  Minority interests ...........................................................           (47,109)           (27,747)
  Miscellaneous, net ...........................................................            (4,707)            (3,151)
                                                                                   ---------------    ---------------
                                                                                          (304,207)         1,470,377
                                                                                   ---------------    ---------------

Income (loss) before income taxes ..............................................          (284,445)         1,414,120
  Income tax benefit (expense) .................................................            34,815           (286,245)
                                                                                   ---------------    ---------------

Net income (loss) ..............................................................   $      (249,630)   $     1,127,875
                                                                                   ===============    ===============

EARNINGS (LOSS) PER SHARE:

CNYG COMMON STOCK

  Earnings (losses) attributable to common stock ...............................   $      (254,970)   $     1,136,826
                                                                                   ===============    ===============

  Basic net income (loss) per common share .....................................   $         (1.45)   $          6.49
                                                                                   ===============    ===============
  Basic weighted average common shares (in thousands) ..........................           175,443            175,043
                                                                                   ===============    ===============

  Diluted  net income (loss) per common share ..................................   $         (1.45)   $          6.32
                                                                                   ===============    ===============
  Diluted weighted average common shares  (in thousands) .......................           175,443            178,569
                                                                                   ===============    ===============

RMG COMMON STOCK

  Earnings (losses) attributable to common stock ...............................   $         5,340    $        (8,951)
                                                                                   ===============    ===============

  Basic net income (loss) per common share .....................................   $           .06    $          (.10)
                                                                                   ===============    ===============
  Basic weighted average common shares (in thousands) ..........................            94,738             87,521
                                                                                   ===============    ===============

  Diluted net income (loss) per common share ...................................   $           .06    $          (.10)
                                                                                   ===============    ===============
  Diluted weighted average common shares (in thousands) ........................            96,541             87,521
                                                                                   ===============    ===============

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        2002                2001
                                                                                   ---------------    ---------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $      (249,630)   $     1,127,875
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ..............................................           211,070            247,946
    Equity in net loss of affiliates ...........................................             9,702              5,001
    Minority interests .........................................................             3,480            (15,882)
    Gain on sale of cable assets, net ..........................................                 -         (1,433,492)
    Unrealized (gain) loss on investments, net .................................           418,450           (214,832)
    Impairment charges on investments ..........................................                 -                253
    Write-off of deferred financing costs ......................................               620              6,380
    Unrealized (gain) loss on derivative contracts .............................          (295,548)               965
    Amortization of deferred financing, discounts on indebtedness and other
      deferred costs ...........................................................            23,811              2,281
    Loss on sale of equipment ..................................................             2,791                681
    Tax benefit from exercise of stock options .................................               419                 --
    Changes in assets and liabilities, net of effects of acquisitions and
      dispositions .............................................................          (187,215)            52,854
                                                                                   ---------------    ---------------
    Net cash used in operating activities ......................................           (62,050)          (219,970)
                                                                                   ---------------    ---------------

Cash flows from investing activities:
  Net proceeds from sale of cable assets .......................................                 -            293,153
  Capital expenditures .........................................................          (261,036)          (330,820)
  Proceeds from sale of equipment ..............................................             1,136                302
  (Increase) decrease in investment securities and other investments ...........                87            (14,807)
  Additions to intangible assets ...............................................              (191)              (303)
  (Increase) decrease in investments in affiliates, net ........................           (14,529)             8,284
                                                                                   ---------------    ---------------
    Net cash used in investing activities ......................................          (274,533)           (44,191)
                                                                                   ---------------    ---------------

Cash flows from financing activities:
  Proceeds from bank debt ......................................................           688,561            817,474
  Repayment of bank debt .......................................................          (237,227)        (2,139,570)
  Issuance of senior notes .....................................................                 -            996,790
  Issuance of common stock .....................................................             1,688              5,280
  Net proceeds from collateralized indebtedness ................................                 -            673,635
  Payments on capital lease obligations and other debt .........................            (9,416)           (10,032)
  Additions to deferred financing and other costs ..............................           (13,415)           (19,367)
                                                                                   ---------------    ---------------
    Net cash provided by financing activities ..................................           430,191            324,210
                                                                                   ---------------    ---------------

Net increase in cash and cash equivalents ......................................            93,608             60,049

Cash and cash equivalents at beginning of year .................................           107,990             37,940
                                                                                   ---------------    ---------------

Cash and cash equivalents at end of period .....................................   $       201,598    $        97,989
                                                                                   ===============    ===============

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision Systems Corporation and its majority owned subsidiaries (the "Company" or "Cablevision") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2.    RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three months ended March 31, 2002 and 2001 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's and CSC Holdings, Inc.'s Annual Report on Form 10-K for the year ended
December 31, 2001.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

NOTE 3.    RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

NOTE 4.    INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares are not included in the computation as their effect would be antidilutive.

Basic net income per share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average common stock and common stock equivalents outstanding during the period.

All per share amounts have been adjusted, for all years presented, to reflect the tracking stock distribution in March 2001 as if it occurred on January 1, 2001. Per share information is presented individually for the Rainbow Media Group ("RMG") common stock and the Cablevision NY Group ("CNYG") common stock.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Net income (loss) of Cablevision has been attributed to each class of common stock based on the results of operations of the businesses and interests attributed to CNYG and RMG excluding the net income or loss attributed to parties other than Cablevision shareholders.

NOTE 5.    CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2002 and 2001, the Company's non-cash investing and financing activities and other supplemental data were as follows:

                                                                                      Three Months Ended March 31,
                                                                                   ----------------------------------
                                                                                        2002                2001
                                                                                   ---------------    ---------------
Non-Cash Investing and Financing Activities:
  Capital lease obligations ....................................................   $         4,689    $         1,525
  Receipt of marketable securities in connection with the sale of cable assets..                 -            893,500
  Issuance of RMG Class A common stock in exchange for a portion of NBC's
    interest in Rainbow Media Holdings ........................................             17,485                  -

Supplemental Data:
  Cash interest paid ...........................................................           129,806            156,790
  Income taxes paid (refunded), net ............................................           (18,350)            20,809

CNYG's non-cash investing and financing activities and other supplemental data are presented below:

                                                                                       Three Months Ended March 31,
                                                                                   ----------------------------------
                                                                                         2002               2001
                                                                                   ---------------    ---------------
Non-Cash Investing and Financing Activities:
  Capital lease obligations ....................................................   $         4,689    $         1,525
  Receipt of marketable securities in connection with the sale of cable
    assets .....................................................................                 -            893,500
  Equity method investment activity attributed to RMG ..........................                 -               3,059
  Payments by CNYG on indebtedness attributed to RMG ...........................                 -            (22,608)
  Payments of interest attributed to RMG .......................................                 -             (7,790)
  Payments of stock plan obligations attributed to RMG .........................                 -             (7,228)
  Attributed intangible assets in connection with NBC's exchange of an
    interest in Rainbow Media Holdings for RMG Class A common stock ............             3,553                  -
  Other net distributions to RMG ...............................................               (10)                 -

Supplemental Data:
    Cash interest paid .........................................................           128,785            151,173
    Income taxes paid (refunded), net ..........................................           (18,505)            20,809

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

RMG's non-cash investing and financing activities and other supplemental data are presented below:

                                                                                     Three Months Ended March 31,
                                                                                   ----------------------------------
                                                                                         2002               2001
                                                                                   ---------------    ---------------
Non-Cash Investing and Financing Activities:
  Equity method investment activity attributed to RMG ..........................   $             -    $        (3,059)
  Payments by CNYG on indebtedness attributed to RMG ...........................                 -             22,608
  Payments by CNYG of interest attributed to RMG ...............................                 -              7,790
  Payments by CNYG of stock plan obligations attributed to RMG .................                 -              7,228
  Attributed intangible assets in connection with NBC's exchange of an
    interest in Rainbow Media Holdings for RMG Class A common stock ............            10,609                  -
  Other net contributions from CNYG ............................................                10                  -

Supplemental Data:
  Cash interest paid ...........................................................             1,021              5,617
  Income taxes paid ............................................................               155                  -

NOTE 6.    TRANSACTIONS

In March 2002, Rainbow Media Holdings, Inc., a subsidiary of the Company, acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company, LLC for a purchase price of up to a present value of $33,000 payable only from a percentage of revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%. R/L DBS's results are consolidated with those of the Company as of the date of acquisition.

In March 2002, NBC-Rainbow Holding, Inc. exchanged a 0.4% interest in Rainbow Media Holdings equity securities for 708,456 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $17,485). The acquisition of the 0.4% and the 3.1% minority interest in 2002 and 2001, respectively, was accounted for as a purchase. The excess of the purchase price over the net book value of assets acquired of approximately $126,922 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

                                            Useful                                            Total
                                             Life               RMG           CNYG           Company
                                        -------------        ---------      ---------        --------
Property and equipment................     10 years          $     364      $     166        $    530
                                                             ==========    ==========        ========

AMORTIZED INTANGIBLE ASSETS:
  Affiliation agreements..............     10 years          $  53,132      $   5,527        $ 58,659
  Broadcast rights....................     10 years              4,377          3,387           7,764
  Other intangibles...................  7 to 10 years           12,026          2,094          14,120
                                                             ---------      ---------        --------
                                                             $  69,535      $  11,008        $ 80,543
                                                             =========      =========        ========

UNAMORTIZED INTANGIBLE ASSETS:
  Excess costs over the fair value of
    net assets acquired...............                       $  25,180      $  20,669        $ 45,849
                                                             =========      =========        ========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

NOTE 7.    RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill and intangible assets that were determined to have an indefinite useful life and that had been acquired in a purchase business combination. The Company is in the process of testing intangible assets having an indefinite useful life for impairment in accordance with the provisions of Statement 142.

Summarized below is pro forma net income and basic and diluted earnings per share for the three months ended March 31, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

                                                               CNYG                          RMG
                                                 ------------------------------   ---------------------------
                                                    For the Three Months Ended    For the Three Months Ended
                                                 ------------------------------   ---------------------------
                                                            March 31,                       March 31,
                                                   ----------------------------   ---------------------------
                                                      2002             2001          2002              2001
                                                   -----------    -------------   ---------         ---------
NET INCOME (LOSS):
Net income (loss) attributed to common stock,
  as reported ..................................   $  (254,970)   $   1,136,826   $   5,340         $  (8,951)
    Goodwill amortization, net of taxes ........             -           24,745           -               369
    Franchise amortization, net of taxes .......             -           20,414           -                 -
                                                   -----------    -------------   ---------         ---------
Adjusted net income (loss) attributed to
  common stock ..............................      $  (254,970)   $   1,181,985   $   5,340         $  (8,582)
                                                   ===========    =============   =========         =========

BASIC NET INCOME (LOSS) PER SHARE:
Net income (loss) attributed to common stock,
  as reported ..................................   $     (1.45)   $        6.49   $    0.06         $   (0.10)
    Goodwill amortization, net of taxes ........             -             0.14           -                 -
    Franchise amortization, net of taxes .......             -             0.12           -                 -
                                                   -----------    -------------   ---------         ---------
Adjusted net income (loss) attributed to
  common stock .................................   $     (1.45)   $        6.75   $    0.06         $   (0.10)
                                                   ===========    =============   =========         =========

DILUTED NET INCOME (LOSS) PER SHARE:
Net income (loss) attributed to common stock,
  as reported ..................................   $     (1.45)   $        6.32   $    0.06         $   (0.10)
    Goodwill amortization, net of taxes ........             -             0.14           -                 -
    Franchise amortization, net of taxes .......             -             0.11           -                 -
                                                   -----------    -------------   ---------         ---------
Adjusted net income (loss) attributed to
  common stock .................................   $     (1.45)   $        6.57   $    0.06         $   (0.10)
                                                   ===========    =============   =========         =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of Statement 144 did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

Effective January 1, 2002, the Company adopted the provisions of the FASB's Emerging Issues Task Force, EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption, the Company reclassified the amortization of its deferred carriage fees as a reduction to revenues, net. This reclassification has been made for the comparable 2001 period. The amortization of deferred carriage fees shown on the balance sheet was previously included in selling, general and administrative expenses, which was correspondingly reduced.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

NOTE 8.    INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at March 31, 2002.

                                                                                                     Total
                                                         CNYG                 RMG                   Company
                                                    -------------        --------------         -------------
GROSS CARRYING AMOUNT OF
  AMORTIZED INTANGIBLE ASSETS:
  Franchises.....................................   $       1,463        $            -         $       1,463
  Affiliation agreements.........................          55,737               271,068               326,805
  Broadcast rights...............................          37,387                61,590                98,977
  Player contracts...............................          42,925                     -                42,925
  Other intangibles..............................         171,022                19,062               190,084
                                                    -------------         -------------         -------------
                                                          308,534               351,720               660,254
                                                    -------------         -------------         -------------

ACCUMULATED AMORTIZATION:
  Franchises.....................................           1,039                     -                 1,039
  Affiliation agreements.........................          30,957               136,764               167,721
  Broadcast rights...............................          29,099                17,669                46,768
  Player contracts...............................          32,373                     -                32,373
  Other intangibles..............................          29,564                 3,156                32,720
                                                    -------------        --------------         -------------
                                                          123,032               157,589               280,621
                                                    -------------        --------------         -------------

UNAMORTIZED INTANGIBLE ASSETS:
  Franchises.....................................         731,923                     -               731,923
  Excess costs over the fair value of net assets
    acquired.....................................       1,321,207                52,207             1,373,414
                                                    -------------        --------------         -------------
                                                        2,053,130                52,207             2,105,337
                                                    -------------        --------------         -------------

Total intangibles................................   $   2,238,632        $      246,338         $   2,484,970
                                                    =============        ==============         =============

AGGREGATE AMORTIZATION EXPENSE:
Three months ended March 31, 2002................   $       5,664        $        8,208         $      13,872

ESTIMATED AMORTIZATION EXPENSE:
Year ending December 31, 2002....................          22,614                33,494                56,108
Year ending December 31, 2003....................          20,618                33,687                54,305
Year ending December 31, 2004....................          15,384                27,600                42,984
Year ending December 31, 2005....................          11,387                19,070                30,457
Year ending December 31, 2006....................           7,824                19,070                26,894

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the three months ended March 31, 2002 are as follows:

                                            ---------------------------------------------------------------------------
                                                 Tele-                                                         Total
                                            communications          MSG           RMG          Other          Company
                                            --------------     ------------    ---------     ---------     ------------
EXCESS COSTS OVER THE FAIR VALUE OF NET
  ASSETS ACQUIRED:
Balance as of December 31, 2001........       $    206,971     $  1,078,646    $ 112,509     $  41,443     $  1,439,569
  Excess costs over the fair value
    of net assets acquired.............                  -                -           90            26              116
  Reclassification as a result of
    independent appraisal..............                  -                -      (60,392)       (5,879)         (66,271)
                                            --------------     ------------    ---------     ---------     ------------
Balance as of March 31, 2002...........       $    206,971     $  1,078,646    $  52,207     $  35,590     $  1,373,414
                                            ==============     ============    =========     =========     ============

NOTE 9.    DEBT

In March 2002, Rainbow Media Group, LLC entered into a $400,000 revolving credit facility with a group of banks which matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004. This revolving credit facility contains certain financial covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

In March 2002, American Movie Classics Company and Bravo Company, subsidiaries of Rainbow Media Holdings attributed to the Rainbow Media Group, entered into a $200,000 revolving credit facility with a group of banks. The facility matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005) and requires commitment reductions beginning in the third quarter of 2004. The facility amended and restated the previously existing American Movie Classics $200,000 revolving credit facility. The American Movie Classics/Bravo revolving credit facility contains certain financial covenants that may limit the ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

NOTE 10.   INCOME TAXES

The operations of the businesses attributed to CNYG are included in two consolidated federal income tax returns; one consolidated return includes the telecommunications and retail operations, and the second consolidated return includes all companies owned by Rainbow Media Holdings. The operations of the businesses attributed to RMG are included in the consolidated federal income tax return filed by Rainbow Media Holdings.

Tax rules impose restrictions on the ability of the companies to utilize each others' tax attributes. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

CNYG

Income tax benefit for the three months ended March 31, 2002 of $36,111 differs from the income tax benefit derived by applying the statutory rate principally due to an increase in the valuation allowance of approximately $79,700 against deferred tax assets attributable to Cablevision's telecommunications and retail operations. The Company believes it is more likely than not that some portion of the deferred tax assets attributable to Cablevision's telecommunications and retail operations may not be realized. For the businesses of CNYG that are included in the consolidated tax return for the Rainbow Media Holdings companies, CNYG considers the ability to have a portion of its loss carry forwards utilized by RMG, and be compensated for such use, as positive evidence of the realizability of the deferred tax assets.

RMG

Income tax expense of $1,296 for RMG for the three months ended March 31, 2002 was a direct result of pre-tax income, partially offset by the realization of a tax attribute made possible by a recent federal law change.

NOTE 11.   RESTRUCTURING

In December 2001, the Company recorded restructuring charges of $56,442 which included expenses of approximately $21,018 associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company. In addition to employee severance, the restructuring charges included estimated expenses of approximately $35,424 associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability at March 31, 2002.

                                              CNYG                         RMG                  Total Company
                                   ---------------------------         -----------      ---------------------------
                                                    Facility            Facility                         Facility
                                                   Realignment         Realignment                      Realignment
                                   Employee           and                 and            Employee           and
                                   Severance       Other Costs         Other Costs       Severance      Other Costs
                                   ---------       -----------         -----------      ---------       -----------
Balance at December 31, 2001.       $ 21,018       $    23,754          $  11,670       $  21,018        $  35,424
  Payments...................         (1,652)             (998)              (812)         (1,652)          (1,810)
                                    --------       -----------         ----------       ----------       ---------
Balance at March 31, 2002....       $ 19,366       $    22,756          $  10,858       $  19,366        $  33,614
                                    ========       ===========         ==========       ==========       =========

NOTE 12.   SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, stock plan income or expense and long-term incentive plan income or expense).

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                                                       Three Months Ended March 31,
                                                                                   ----------------------------------
REVENUES, NET                                                                           2002                2001
                                                                                   ---------------    ---------------
Telecommunication Services .....................................................   $       593,060    $       542,987
Madison Square Garden ..........................................................           207,097            216,899
Retail Electronics .............................................................           139,542            150,863
All Other ......................................................................             6,544              7,393
                                                                                   ---------------    ---------------
  Cablevision NY Group .........................................................           946,243            918,142

Rainbow Media Group ............................................................           160,451            132,614
Eliminations ...................................................................            (4,524)            (4,748)
                                                                                   ---------------    ---------------
    Total ......................................................................   $     1,102,170    $     1,046,008
                                                                                   ===============    ===============

                                                                                       Three Months Ended March 31,
                                                                                    ---------------------------------
ADJUSTED OPERATING CASH FLOW                                                             2002               2001
                                                                                   ---------------    ---------------

Telecommunication Services .....................................................   $       222,118    $       214,561
Madison Square Garden ..........................................................            10,012             15,368
Retail Electronics .............................................................           (20,639)           (17,392)
All Other ......................................................................           (27,404)           (25,055)
                                                                                   ---------------    ---------------
  Cablevision NY Group .........................................................           184,087            187,482

Rainbow Media Group ............................................................            34,835             26,087
                                                                                   ---------------    ---------------
    Total ......................................................................   $       218,922    $       213,569
                                                                                   ===============    ===============

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                                       Three Months Ended March 31,
                                                                                   ----------------------------------
REVENUES, NET                                                                          2002                2001
                                                                                   ---------------     --------------
Total revenue for reportable segments ..........................................   $     1,100,150    $     1,043,363
Other revenue and intersegment eliminations ....................................             2,020              2,645
                                                                                   ---------------    ---------------
  Total consolidated revenue ...................................................   $     1,102,170    $     1,046,008
                                                                                   ===============    ===============

ADJUSTED OPERATING CASH FLOW TO NET INCOME (LOSS)

Total adjusted operating cash flow for reportable segments .....................   $       246,326    $       238,624
Other adjusted operating cash flow deficit .....................................           (27,404)           (25,055)
Items excluded from adjusted operating cash flow:
  Depreciation and amortization ................................................          (211,070)          (247,946)
  Stock plan income (expense) ..................................................            18,014            (18,857)
  Long-term incentive plan expense .............................................            (6,104)            (3,023)
  Interest expense .............................................................          (123,054)          (137,384)
  Interest income ..............................................................             3,896              2,934
  Equity in net loss of affiliates .............................................            (9,702)            (5,001)
  Gain on sale of cable assets, net ............................................                 -          1,433,492
  Write-off of deferred financing costs ........................................              (620)            (6,380)
  Impairment charges on investments ............................................                 -               (253)
  Gain (loss) on investments, net ..............................................          (418,450)           214,832
  Gain (loss) on derivative contracts, net .....................................           295,539               (965)
  Minority interests ...........................................................           (47,109)           (27,747)
  Miscellaneous, net ...........................................................            (4,707)            (3,151)
                                                                                   ---------------    ---------------
    Net income (loss) before income taxes ......................................   $      (284,445)   $     1,414,120
                                                                                   ===============    ===============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 13.   LEGAL MATTER

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint against the Company in the United States District Court, Southern District of New York. The complaint arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games) on the Company's cable television systems. The complaint alleges a variety of anticompetitive acts. The complaint seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously contest the lawsuit.

NOTE 14.   COMBINING FINANCIAL INFORMATION

Presented below are combining financial information schedules for Cablevision. The combined financial data for each of RMG and CNYG is intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to each of those groups, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of RMG and CNYG as if each were a separate entity for all periods presented. However, primarily as a result of allocations and inter-group related party transactions, the financial information included herein may not necessarily reflect the combined financial position and results of operations of RMG or CNYG had it operated as a separate stand-alone entity during the periods presented.

RMG represents a combination of certain assets, liabilities and businesses owned by Cablevision, consisting of: (i) interests in five nationally-distributed entertainment programming networks, (ii) interests in five regional Fox Sports Net networks outside of the New York metropolitan area, (iii) an interest in National Sports Partners, which owns and distributes Fox Sports Net, (iv) an interest in National Advertising Partners, which provides advertising representation services to all of the Fox Sports Net networks, (v) Rainbow Network Communications, a full service network programming origination and distribution company and (vi) certain developmental activities of Cablevision's Rainbow Media Holdings subsidiary.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

The combined financial statements of RMG include the accounts of the following consolidated subsidiaries of Cablevision:

        American Movie Classics Company
          AMC includes the American Movie Classics and WE: Women's Entertainment programming services;
        Bravo Company
          Bravo includes the Bravo and Independent Film Channel programming services;
        MuchMusic USA Venture;
        SportsChannel Ohio Associates (also known as Fox Sports Net Ohio); SportsChannel Florida Associates (also known as Fox Sports Net Florida); Rainbow Network Communications; and
        Sterling Digital LLC (also known as Mag Rack).

All significant intra-group transactions and balances have been eliminated in combination.

CNYG represents a combination of assets, liabilities and businesses owned by Cablevision which have not been attributed to RMG. These assets, liabilities and businesses include: (i) cable television businesses, including Cablevision's residential telephone and high-speed data businesses, (ii) commercial telephone and high-speed data operation businesses, (iii) retail electronics businesses,
(iv) interests in New York metropolitan area sports and entertainment businesses including Madison Square Garden, Radio City Music Hall, MSG Network, Fox Sports Net New York and professional sports teams, (v) motion picture theater businesses, (vi) advertising sales representation businesses, (vii) certain direct broadcast satellite assets, (viii) equity interest in a wireless personal communications business, and (vix) certain marketable equity securities.

The combined financial statements of CNYG include the accounts of all consolidated subsidiaries of Cablevision that have not been attributed to RMG. All significant intra-group transactions and balances have been eliminated in combination. Cablevision's interests in less than majority-owned entities are carried on the equity method.

Even though Cablevision has attributed certain assets, liabilities, revenue and cash flows to each of RMG and CNYG, that attribution does not change the legal title to any assets or responsibility for any liabilities and does not affect the rights of any creditors. Further, financial results of one group that affect Cablevision's consolidated financial condition could affect the financial position or results of operations of the other group. Any dividends or distributions on, or repurchases of, Cablevision stock will reduce the assets of Cablevision legally available for dividends on RMG and CNYG stock. Accordingly, holders of CNYG common stock and RMG tracking stock will continue to be subject to risks associated with an investment in a single corporation and in all of Cablevision's businesses, assets and liabilities.

Amounts in the combined financial statements of CNYG and RMG presented below reflect Cablevision's basis in the net assets of the combined businesses. However, minority interests in the net assets and in the results of operations of these businesses are not reflected. Such minority interests are recorded in the consolidated financial statements of Cablevision. However, the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

combined statements of operations of CNYG and RMG presented below include the amount of net income or loss attributable to parties other than Cablevision shareholders. Such amounts represent the allocation of minority interests which are presented in Cablevision's consolidated financial statements, in the net income or loss of CNYG and RMG.

The combined financial data of RMG and CNYG reflects the application of certain allocation and cash management policies of Cablevision. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the stockholders, although no such changes have been made or are currently contemplated. Any such changes adopted by the board of directors would be made based upon its good faith business judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, as there are no company-specific or comparable industry benchmarks with which to make such estimates.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                     COMBINING CONDENSED BALANCE SHEET DATA
                                 March 31, 2002

                                                                                            Adjustments/
                                                                 CNYG          RMG          Eliminations   Cablevision
                                                                 ----          ---          ------------   -----------
ASSETS

Current Assets

  Cash and cash equivalents ...........................      $    65,523   $    136,075     $        -     $    201,598
  Accounts receivable trade (less allowance
    for doubtful accounts of $31,729, $10,409
    and $42,138) ......................................          209,320        130,584              -          339,904
  Notes and other receivables, current ................           44,971         13,227              -           58,198
  Inventory, prepaid expenses and other
    current assets ....................................          190,832         16,527              -          207,359
  Feature film inventory, net .........................              824         77,836                          78,660
  Advances to affiliates ..............................          118,962         51,846       (156,931)          13,877
  Derivative contracts, current .......................            4,648              -              -            4,648
                                                             -----------   ------------     ----------     ------------
    Total current assets ..............................          635,080        426,095       (156,931)         904,244
Property, plant and equipment, net ....................        4,225,090         62,012              -        4,287,102
Investments in affiliates .............................           35,706         45,578         (3,398)          77,886
Advances to affiliates, long-term .....................          120,041              -              -          120,041
Investment securities available-for-sale ..............                -            169              -              169
Investment securities pledged as collateral ...........        1,109,440              -              -        1,109,440
Other investments .....................................           20,396              -              -           20,396
Notes and other receivables ...........................           76,416              -              -           76,416
Derivative contracts ..................................          553,437              -              -          553,437
Other assets ..........................................           14,911         12,065              -           26,976
Long-term feature film inventory, net .................                -        370,537              -          370,537
Deferred tax asset ....................................           73,358              -        (73,358)               -
Deferred carriage fees, net ...........................                -        174,349              -          174,349
Net assets held for sale ..............................                -              -              -                -
Franchises, net of accumulated amortization of
  $1,039 .......................................  .....          732,347              -              -          732,347
Affiliation and other agreements, net of
  accumulated amortization of $92,429,
  $154,433 and $246,862 ...............................           43,620        178,225              -          221,845
Excess costs over fair value of net assets
  acquired and other intangible assets, net
  of accumulated amortization of $29,564,
  $3,156 and $32,720 ..................................        1,462,665         68,113              -        1,530,778
Deferred financing, acquisition and other
  costs, net of accumulated amortization of
  $59,115, $3,593 and $62,708 .........................          113,424          9,231              -          122,655
                                                             -----------   ------------     ----------     ------------
                                                             $ 9,215,931   $  1,346,374     $ (233,687)    $ 10,328,618
                                                             ===========   ============     ==========     ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                 COMBINING CONDENSED BALANCE SHEET DATA (Cont'd)
                                 March 31, 2002

                                                                                 Adjustments/
                                                    CNYG           RMG           Eliminations       Cablevision
                                                    ----           ---           ------------       -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable.........................     $   377,349    $      29,938     $           -     $      407,287
  Accrued liabilities......................         802,518           61,602                 -            864,120
  Accounts payable affiliates..............          56,112          114,999          (156,931)            14,180
  Feature film and contract obligations....           6,811           72,542                 -             79,353
  Current portion of bank debt.............           9,562                -                 -              9,562
  Current portion of capital lease
    obligations                                      23,311            5,110                 -             28,421
                                                 ----------    -------------    --------------     --------------
    Total current liabilities..............       1,275,663          284,191          (156,931)         1,402,923
Feature film and contract obligations,
  long-term................................          59,295          271,857                 -            331,152
Deferred revenue............................        101,968            6,829                 -            108,797
Deferred tax liability......................              -          154,262           (73,358)            80,904
Liabilities under derivative contracts......        221,137                -                 -            221,137
Other long-term liabilities.................        157,437                -                 -            157,437
Bank debt, long-term........................      1,380,813          106,000                 -          1,486,813
Collateralized indebtedness.................      1,586,406                -                 -          1,586,406
Senior notes and debentures.................      3,691,077                -                 -          3,691,077
Subordinated notes and debentures ..........        599,073                -                 -            599,073
Capital lease obligations, long-term........         51,967           19,124                 -             71,091
                                                 ----------    -------------    --------------     --------------
  Total liabilities........................       9,124,836          842,263          (230,289)         9,736,810

Deficit investments.........................              -            3,398            (3,398)                 -

Minority interests..........................              -                -           863,585            863,585

Preferred Stock of CSC Holdings, Inc........      1,544,294                -                 -          1,544,294

Commitments and contingencies

Total stockholders' deficiency..............     (1,453,199)         500,713          (863,585)        (1,816,071)
                                                -----------    -------------     -------------     --------------
                                                $ 9,215,931    $   1,346,374     $    (233,687)    $   10,328,618
                                                ===========    =============     =============     ==============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                     COMBINING CONDENSED BALANCE SHEET DATA
                                  December 31, 2001

                                                                                            Adjustments/
                                                                   CNYG           RMG       Eliminations   Cablevision
                                                                   ----           ---       ------------   -----------
ASSETS

Current Assets

  Cash and cash equivalents ...........................         $     55,842   $     52,148   $          -   $    107,990
  Accounts receivable trade (less allowance
    for doubtful accounts of $24,328, $6,916
    and $31,244) ......................................              225,005        110,803              -        335,808
  Notes and other receivables, current ................               61,725         12,169              -         73,894
  Inventory, prepaid expenses and other
    current assets ....................................              210,066         13,793              -        223,859
  Feature film inventory, net .........................                  461         70,787              -         71,248
  Advances to affiliates ..............................              227,620         92,930       (199,859)       120,691
  Derivative contracts, current .......................                5,378              -              -          5,378
                                                                ------------   ------------   ------------   ------------
    Total current assets ..............................              786,097        352,630       (199,859)       938,868
Property, plant and equipment, net ....................            4,014,942         62,784              -      4,077,726
Investments in affiliates .............................               30,520         48,355           (165)        78,710
Advances to affiliates, long-term .....................               94,087              -              -         94,087
Investment securities available-for-sale ..............                    -            158              -            158
Investment securities pledged as collateral ...........            1,527,890              -              -      1,527,890
Other investments .....................................               20,483              -              -         20,483
Notes and other receivables ...........................               72,744              -              -         72,744
Derivative contracts ..................................              262,317              -              -        262,317
Other assets ..........................................                9,421         12,202              -         21,623
Long-term feature film inventory, net .................                    -        344,949              -        344,949
Deferred tax asset ....................................               77,597              -        (77,597)             -
Deferred carriage fees, net ...........................                    -        178,836              -        178,836
Net assets held for sale ..............................                    -              -              -              -
Franchises, net of accumulated amortization of
  $971,481 ............................................              732,313              -              -        732,313
Affiliation and other agreements, net of
  accumulated amortization of $88,549,
  $146,633 and $235,182 ...............................               38,586        128,518              -        167,104
Excess costs over fair value of net assets
  acquired and other intangible assets, net
  of accumulated amortization of $950,491,
  $46,896 and $997,387 ................................            1,468,169        116,798              -      1,584,967
Deferred financing, acquisition and other
  costs, net of accumulated amortization of
  $55,590, $5,097 and $60,687 .........................              112,573          1,452              -        114,025
                                                                ------------   ------------   ------------   ------------
                                                                $  9,247,739   $  1,246,682   $   (277,621)  $ 10,216,800
                                                                ============   ============   ============   ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                 COMBINING CONDENSED BALANCE SHEET DATA (Cont'd)
                                December 31, 2001

                                                                                              Adjustments/
                                                                    CNYG           RMG        Eliminations   Cablevision
                                                                    ----           ---        ------------   -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

  Accounts payable ....................................         $    419,934   $     40,023   $          -   $    459,957
  Accrued liabilities .................................              861,441         92,760              -        954,201
  Accounts payable affiliates .........................               55,542        151,305       (199,859)         6,988
  Feature film and contract obligations ...............                6,922         57,837              -         64,759
  Current portion of bank debt ........................                3,694              -              -          3,694
  Current portion of capital lease
    obligations .......................................               25,367          4,967              -         30,334
                                                                ------------   ------------   ------------   ------------
    Total current liabilities .........................            1,372,900        346,892       (199,859)     1,519,933
Feature film and contract obligations,
  long-term ...........................................               60,989        254,571              -        315,560
Deferred revenue ......................................              131,436          5,792              -        137,228
Deferred tax liability ................................                    -        144,219        (77,597)        66,622
Liabilities under derivative contracts ................              226,295              -              -        226,295
Other long-term liabilities ...........................              150,304              -              -        150,304
Bank debt, long-term ..................................            1,041,347              -              -      1,041,347
Collateralized indebtedness ...........................            1,572,372              -              -      1,572,372
Senior notes and debentures ...........................            3,690,845              -              -      3,690,845
Subordinated notes and debentures .....................              599,054              -              -        599,054
Capital lease obligations, long-term ..................               53,441         20,464              -         73,905
                                                                ------------   ------------   ------------   ------------
  Total liabilities ...................................            8,898,983        771,938       (277,456)     9,393,465

Deficit investments ...................................                    -            165           (165)             -

Minority interests ....................................                    -              -        864,947        864,947

Preferred Stock of CSC Holdings, Inc. .................            1,544,294              -              -      1,544,294

Commitments and contingencies

Total stockholders' deficiency ........................           (1,195,538)       474,579       (864,947)    (1,585,906)
                                                                ------------   ------------   ------------   ------------
                                                                $  9,247,739   $  1,246,682   $   (277,621)  $ 10,216,800
                                                                ============   ============   ============   ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                      COMBINING RESULTS OF OPERATIONS DATA

                                                                          Three Months Ended March 31, 2002
                                                              --------------------------------------------------------
                                                                                            Adjustments/
                                                                  CNYG            RMG       Eliminations   Cablevision
                                                              -----------    -----------    -----------    -----------
Revenues, net .......................................         $   946,243    $   160,451    $    (4,524)   $ 1,102,170
                                                              -----------    -----------    -----------    -----------
 Operating expenses:
  Technical and operating ...........................             407,485         65,743         (4,524)       468,704
  Retail electronics cost of sales ..................             113,493              -              -        113,493
  Selling, general and administrative ...............             207,036         49,689         32,416        289,141
  Corporate general and administrative allocation ...              23,221          9,195        (32,416)             -
  Depreciation and amortization .....................             198,007         13,063              -        211,070
                                                              -----------    -----------    -----------    -----------
                                                                  949,242        137,690         (4,524)     1,082,408
                                                              -----------    -----------    -----------    -----------

Operating income (loss) ............................               (2,999)        22,761              -         19,762
                                                              -----------    -----------    -----------    -----------
Other income (expense):
 Interest expense, net .............................             (118,438)          (720)             -       (119,158)
 Equity in net loss of affiliates ..................               (7,930)        (1,772)             -         (9,702)
 Write-off of deferred financing costs .............                    -           (620)             -           (620)
 Gain (loss) on investments, net ...................             (418,450)             -              -       (418,450)
 Gain (loss) on derivative contracts, net ..........              295,539              -              -        295,539
 Minority interests ................................                    -              -        (47,109)       (47,109)
 Miscellaneous, net ................................               (4,536)          (171)             -         (4,707)
                                                              -----------    -----------    -----------    -----------
                                                                 (253,815)        (3,283)       (47,109)      (304,207)
                                                              -----------    -----------    -----------    -----------
Income (loss) before income taxes .................              (256,814)        19,478        (47,109)      (284,445)
  Income tax benefit (expense) .....................               36,111         (1,296)             -         34,815
                                                              -----------    -----------    -----------    -----------
Net income (loss) ..................................             (220,703)        18,182        (47,109)      (249,630)
 Dividend requirement applicable to Preferred Stock               (43,629)             -         43,629              -
                                                              -----------    -----------    -----------    -----------
Net income (loss) ..................................             (264,332)        18,182         (3,480)      (249,630)
Net income or loss attributed to parties other than
 Cablevision shareholders ..........................                9,362        (12,842)         3,480              -
                                                              -----------    -----------    -----------    -----------
Net income (loss) attributed to Cablevision ........
  shareholders                                                $  (254,970)   $     5,340   $          -    $  (249,630)
                                                              ===========    ===========    ===========    ===========

                                                                          Three Months Ended March 31, 2001
                                                              --------------------------------------------------------
                                                                                            Adjustments/
                                                                  CNYG            RMG       Eliminations   Cablevision
                                                              -----------    -----------    -----------    -----------
Revenues, net .......................................         $   918,142    $   132,614    $    (4,748)   $ 1,046,008
                                                              -----------    -----------    -----------    -----------
Operating expenses:
 Technical and operating ...........................              398,001         55,667         (4,748)       448,920
 Retail electronics cost of sales ..................              121,129              -              -        121,129
 Selling, general and administrative ...............              186,848         42,420         55,002        284,270
 Corporate general and administrative allocation ...               44,361         10,641        (55,002)             -
 Depreciation and amortization .....................              237,950          9,996              -        247,946
                                                              -----------    -----------    -----------    -----------
                                                                  988,289        118,724         (4,748)     1,102,265
                                                              -----------    -----------    -----------    -----------

Operating income (loss) ............................              (70,147)        13,890              -        (56,257)
                                                              -----------    -----------    -----------    -----------
Other income (expense):
 Interest expense, net .............................             (121,474)       (12,976)             -       (134,450)
 Equity in net loss of affiliates ..................               (3,516)        (1,485)             -         (5,001)
 Gain on sale of cable assets, net .................            1,433,492              -              -      1,433,492
 Write-off of deferred financing costs .............                    -         (6,380)             -         (6,380)
 Impairment charges on investments .................                    -           (253)             -           (253)
 Gain (loss) on investments, net ...................              214,832              -              -        214,832
 Gain (loss) on derivative contracts, net ..........                 (965)             -              -           (965)
 Minority interests ................................                    -              -        (27,747)       (27,747)
 Miscellaneous, net ................................               (3,144)            (7)             -         (3,151)
                                                              -----------    -----------    -----------    -----------
                                                                1,519,225        (21,101)       (27,747)     1,470,377
                                                              -----------    -----------    -----------    -----------
Income (loss) before income taxes .................             1,449,078         (7,211)       (27,747)     1,414,120
  Income tax benefit (expense) .....................             (286,245)             -              -       (286,245)
                                                              -----------    -----------    -----------    -----------
Net income (loss) ..................................            1,162,833         (7,211)       (27,747)     1,127,875
 Dividend requirement applicable to Preferred Stock              (43,629)             -          43,629              -
                                                              -----------    -----------    -----------    -----------
Net income (loss) ..................................            1,119,204         (7,211)        15,882      1,127,875
Net income or loss attributed to parties other than
 Cablevision shareholders ..........................               17,622         (1,740)       (15,882)             -
                                                              -----------    -----------    -----------    -----------
Net income (loss) attributed to Cablevision shareholders      $ 1,136,826    $    (8,951)   $         -    $ 1,127,875
                                                              ===========    ===========    ===========    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                    COMBINING CONDENSED CASH FLOW INFORMATION

                                                                   Three Months Ended March 31, 2002
                                                   -------------------------------------------------------------------
                                                                                        Adjustments/
                                                      CNYG                 RMG          Eliminations       Cablevision
                                                   ----------           ---------       ------------       -----------
Net cash used in operating activities.........     $   (5,960)         $ (10,816)       $  (45,274)        $  (62,050)
Net cash used in investing activities.........       (273,640)            (2,538)            1,645           (274,533)
Net cash provided by financing activities.....        289,281             97,281            43,629            430,191
                                                   ----------          ---------        ----------         ----------

Net increase in cash and cash equivalents.....          9,681             83,927                 -             93,608
Cash and cash equivalents at beginning of year         55,842             52,148                 -            107,990
                                                   ----------         ----------        ----------         ----------

Cash and cash equivalents at end of period....      $  65,523          $ 136,075        $        -         $ 201,598
                                                   ==========          =========        ==========         ==========

                                                                    Three Months Ended March 31, 2001
                                                   ------------------------------------------------------------------
                                                                                        Adjustments/
                                                      CNYG                RMG           Eliminations      Cablevision
                                                   ----------          ---------        ------------      -----------
Net cash used in operating activities.........     $ (167,991)         $  (4,476)       $  (47,503)        $ (219,970)
Net cash used in investing activities.........        (44,296)            (1,791)            1,896            (44,191)
Net cash provided by financing activities.....        271,246              7,357            45,607            324,210
                                                   ----------          ---------        ----------         ----------

Net increase in cash and cash equivalents.....         58,959              1,090                 -             60,049
Cash and cash equivalents at beginning of year         37,912                 28                 -             37,940
                                                   ----------          ---------        ----------         ----------

Cash and cash equivalents at end of period....     $   96,871          $   1,118        $        -         $   97,989
                                                   ==========          =========        ==========         ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

     -  the level of the Company's revenues;

     - subscriber demand and growth, including demand for and growth of our digital cable service, which are impacted by competition from other services, such as DBS, and the other factors set forth below;

     -  the cost of programming and industry conditions;

     -  the regulatory environment in which the Company operates;

     -  general economic conditions in the areas in which we operate;

     -  demand for advertising time and space;

     - the level of capital expenditures and whether our capital expenditures increase as expected;

     - the level of our expenses, including costs of our new services, such as expenses related to the introduction of our digital services;

     -  pending and future acquisitions and dispositions of assets;

     -  market demand for new services;

     - whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);

     - competition from existing competitors and new competitors entering the Company's franchise areas;

     - other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and the Company's other businesses;

     - financial community and rating agency perceptions of the Company's business, operations, financial condition and the industry in which it operates; and

     - the factors described in Cablevision's filings with the Securities and Exchange Commission, including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

The Company disclaims any obligation to update or revise the forward-looking statements contained or incorporated by reference herein, except as otherwise required by applicable federal securities laws.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CABLEVISION SYSTEMS CORPORATION

RECENT TRANSACTIONS - CABLEVISION NY GROUP

2002 TRANSACTION. In March 2002, Rainbow Media Holdings, Inc. acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company, LLC increasing Rainbow Media Holdings' ownership of R/L DBS to 100%.

2001 TRANSACTION. In January 2001, CSC Holdings completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable television systems in certain northern New York suburbs and for AT&T common stock and cash.

RECENT TRANSACTION - RAINBOW MEDIA GROUP

2001 TRANSACTION. In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain national programming businesses of Rainbow Media Holdings which are included in Rainbow Media Group.

The above transactions completed in 2002 and 2001 are collectively referred to as the "Transactions."

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS - CABLEVISION SYSTEMS CORPORATION

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                        Three Months Ended March 31,
                                         ------------------------------------------------------------
                                                     2002                            2001
                                         -----------------------------    ---------------------------
                                                                                                           Increase
                                                            % of Net                         % of Net     (Decrease)
                                            Amount          Revenues         Amount          Revenues    in Net Income
                                         ------------------------------------------------------------    -------------
                                                           (dollars in thousands)
Revenues, net........................    $ 1,102,170          100%      $   1,046,008         100%       $     56,162

Operating expenses:
  Technical and operating...........         468,704           43             448,920          43             (19,784)
  Retail electronics cost of sales..         113,493           10             121,129          12               7,636
  Selling, general & administrative.         289,141           26             284,270          27              (4,871)
  Depreciation and amortization.....         211,070           19             247,946          24              36,876
                                         -----------                    -------------                    ------------
Operating income (loss)..............         19,762            2             (56,257)         (5)             76,019
Other income (expense):
  Interest expense, net.............        (119,158)         (11)           (134,450)        (13)             15,292
  Equity in net loss of affiliates..          (9,702)          (1)             (5,001)         (1)             (4,701)
  Gain on sale of cable assets, net.               -            -           1,433,492         137          (1,433,492)
  Write-off of deferred financing
    costs                                       (620)           -              (6,380)         (1)              5,760
  Impairment charges on investments.               -            -                (253)          -                 253
  Gain (loss) on investments, net...        (418,450)         (38)            214,832          21            (633,282)
  Gain (loss) on derivative
    contracts, net..................         295,539           27                (965)          -             296,504
  Minority interests................         (47,109)          (4)            (27,747)         (3)            (19,362)
  Miscellaneous, net................          (4,707)           -              (3,151)          -              (1,556)
                                         -----------                    -------------                    ------------
Net income (loss) before taxes.......       (284,445)         (26)          1,414,120         135          (1,698,565)
 Income tax benefit (expense)......           34,815            3            (286,245)        (27)            321,060
                                         -----------                    -------------                    ------------
Net income (loss)....................    $  (249,630)         (23)%     $   1,127,875         108%       $ (1,377,505)
                                         ============                   =============                    ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001.

CONSOLIDATED RESULTS - CABLEVISION SYSTEMS CORPORATION

REVENUES, NET for the three months ended March 31, 2002 increased $56.2 million (5%) as compared to revenues for the same period in the prior year. The net increase is attributable to the following:

                                                                                                (dollars in millions)
                                                                                                ---------------------
Increase in revenue from developing high-speed data and telephone businesses...............            $ 44.2
Increased revenue in Rainbow Media Holdings' programming services, excluding those of
  Madison Square Garden....................................................................              29.2
Decrease in retail electronics sales.......................................................             (11.3)
Higher revenue per cable television subscriber.............................................              17.6
Decrease in deferred revenue recognized in connection with the warrants previously received
  from At Home Corporation.................................................................             (18.7)
Decrease in Madison Square Garden's revenue................................................              (9.8)
Increased revenue attributable to internal growth in the average number of cable television
  subscribers..............................................................................               6.4
Other net decreases........................................................................              (1.4)
                                                                                                ---------------------
                                                                                                       $ 56.2
                                                                                                =====================

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 2002 increased $19.8 million (4%) compared to the same period in 2001. The increase resulted from increased costs directly associated with the growth in revenues and subscribers referred to above. As a percentage of revenues, technical and operating expenses remained relatively constant during the 2002 period as compared to the 2001 period.

RETAIL ELECTRONICS COST OF SALES amounted to approximately $113.5 million (81% of retail electronics sales) for the three months ended March 31, 2002 compared to approximately $121.1 million (80% of retail electronics sales) for the comparable 2001 period. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment. The increase in cost of sales, as a percentage of revenues, is primarily attributable to the sale of certain inventory as a result of management's new merchandising strategy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $4.9 million (2%) for the three months ended March 31, 2002 as compared to the same period in 2001. The net increase for the 2002 period was comprised of an increase of approximately $38.7 million in additional customer service, sales and marketing and administrative costs and a $3.1 million increase in costs related to a long-term incentive plan. These increases were partially offset by a decrease of $36.9 million in expenses related to the Company's stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 1% in the three months ended March 31, 2002 compared to the same period in 2001. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs increased 2% during the 2002 period as compared to the 2001 period.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE decreased $36.9 million (15%) for the three months ended March 31, 2002 as compared to the same period in 2001. A decrease of approximately $72.7 million resulted from the Company's adoption of Statement of Financial Accounting Standards No. 142 ("Statement 142") as of January 1, 2002 and a $2.0 million decrease resulted primarily from certain intangible assets being fully amortized during 2001. Partially offsetting these decreases was an increase of approximately $37.7 million due primarily to depreciation of new plant assets.

NET INTEREST EXPENSE decreased $15.3 million (11%) during the three months ended March 31, 2002 compared to same period in 2001. The net decrease was primarily attributable to lower interest rates and an increase in interest income, partly offset by higher overall average debt balances.

EQUITY IN NET LOSS OF AFFILIATES increased to $9.7 million for the three months ended March 31, 2002 from $5.0 million for the three months ended March 31, 2001. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS, NET for the three months ended March 31, 2001 consists primarily of the gain recognized on the disposition of the Company's cable television systems in Massachusetts.

IMPAIRMENT CHARGES ON INVESTMENTS for the three months ended March 31, 2001 consists of a charge for an other-than-temporary decline in the fair value of Salon.com common stock.

GAIN (LOSS) ON INVESTMENTS, NET for the three months ended March 31, 2002 and 2001 consists of the following:

                                                                                      Three Months Ended March 31,
                                                                                    ---------------------------------
                                                                                         2002              2001
                                                                                    --------------       ------------
                                                                                         (dollars in millions)
                                                                                    ---------------------------------
Decrease in the fair value of Charter, Adelphia, AT&T and AT&T Wireless common
  stock ........................................................................       $ (418.5)            $ (71.6)
Gain recognized in connection with the reclassification of the shares of Charter and Adelphia common stock from securities available-for-sale to trading
  securities upon the adoption of Statement 133.................................              -               286.4
                                                                                    --------------       ------------
                                                                                       $ (418.5)            $ 214.8
                                                                                    ==============       ============

WRITE-OFF OF DEFERRED FINANCING COSTS of $0.6 million for the three months ended March 31, 2002 and $6.4 million for the three months ended March 31, 2001 consist principally of costs written off in connection with amendments to, or termination of, the Company's credit agreements.

GAIN ON DERIVATIVE CONTRACTS, NET of $295.5 million for the three months ended March 31, 2002 consists principally of $301.6 million of unrealized gains due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T Corp., AT&T Wireless Services, Inc., Adelphia Communications Corporation and Charter Communications, Inc. shares, partly offset by $6.1 million of unrealized and realized net losses on interest rate swap contracts.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

MINORITY INTERESTS for the three months ended March 31, 2002 include CSC Holdings' preferred stock dividend requirements; Fox Sports Networks, LLC's share of the net loss of Regional Programming Partners; MGM's share of the net income or loss of American Movie Classics Company, Bravo Company, The Independent Film Channel and WE: Women's Entertainment; and National Broadcasting Company, Inc.'s ("NBC") share of the net loss of Rainbow Media Holdings. For the comparable period in 2001, minority interests include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks' share of the net loss of Regional Programming Partners and NBC's share of the net loss of Rainbow Media Holdings.

NET MISCELLANEOUS EXPENSE increased to $4.7 million for the three months ended March 31, 2002 compared to $3.2 million for the comparable period in 2001. The increase was due primarily to increased losses on the disposal of fixed assets.

INCOME TAX BENEFIT amounted to $34.8 million for the three months ended March 31, 2002 compared to an income tax expense of $286.2 million in the 2001 period. The income tax benefit in the 2002 period resulted from a pre-tax loss, partially offset by an increase in the valuation allowance of $79.7 million. The income tax expense in the 2001 period resulted from the Transactions, partially offset by a reduction in the valuation allowance of $285 million. In the 2001 period, the Company did not reduce its entire valuation allowance due to uncertainties regarding the realizability of its deferred tax assets.

BUSINESS SEGMENTS RESULTS - CABLEVISION SYSTEMS CORPORATION

The Company classifies its business interests into four segments:

     - Telecommunication Services, consisting principally of its cable television, telephone and high-speed data services operations;

     - Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks;

     - Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and

     - Retail Electronics, which represents the operations of Cablevision Electronics Investments, Inc.'s retail electronics stores.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

TELECOMMUNICATION SERVICES

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company's telecommunication services segment.

                                                                                Three Months Ended March 31,
                                                                          2002                           2001
                                                                ------------------------      ---------------------------
                                                                                % of Net                       % of Net
                                                                    Amount      Revenues         Amount        Revenues
                                                                ------------    --------      ------------     --------
                                                                                    (dollars in thousands)
Revenues, net .........................................         $    593,060         100%     $    542,987        100%
Technical and operating expenses ......................              246,220          42           224,044         41
Selling, general and administrative expenses ..........              116,092          20           115,851         21
Depreciation and amortization .........................              133,781          23           170,652         31
                                                                ------------                  ------------
   Operating income .................................           $     96,967          16%     $     32,440          6%
                                                                ============                  ============

REVENUES for the three months ended March 31, 2002 increased $50.1 million (9%) as compared to revenues for the prior year period. The net increase is attributable to the following:

                                                                                                (dollars in  millions)
                                                                                                ---------------------
Increase in revenue from developing high-speed data and telephone businesses...............            $ 44.2
Higher revenue per cable television subscriber.............................................              17.6
Increased revenue attributable to internal growth in the average number of cable television
  subscribers..............................................................................               6.4
Decrease in deferred revenue recognized in connection with the warrants previously received
  from At Home.............................................................................             (18.7)
Other net increases........................................................................               0.6
                                                                                                ---------------------
                                                                                                       $ 50.1
                                                                                                =====================

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 2002 increased $22.2 million (10%) compared to the same period in 2001. The increase resulted from increased costs directly associated with the growth in revenues and subscribers referred to above. As a percentage of revenues, technical and operating expenses increased 1% during the 2002 period as compared to the 2001 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $0.2 million for the three months ended March 31, 2002 as compared to the same period in 2001. The net increase for the 2002 period consisted of increases in various costs aggregating $20.3 million, primarily attributable to the Company's developing high-speed data business and an increase of $1.0 million relating to a long-term incentive plan, partially offset by a $21.1 million decrease attributable to lower expenses relating to a stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 1% for the 2002 period compared to the 2001 period. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs increased 2% during the 2002 period compared to the 2001 period.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $36.9 million (22%) for the three months ended March 31, 2002 as compared to the same period in 2001. A decrease of approximately $62.3 million resulted from the Company's adoption of Statement 142 as of January 1, 2002 and

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

a $0.8 million decrease resulted primarily from certain intangible assets being fully amortized during 2001. Partially offsetting these decreases was an increase of approximately $26.2 million due primarily to depreciation of new plant assets.

RAINBOW MEDIA GROUP

Refer to "Rainbow Media Group" discussion below.

MADISON SQUARE GARDEN

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

                                                                              Three Months Ended March 31,
                                                                ------------------------------------------------------
                                                                            2002                       2001
                                                                ---------------------------     -----------------------
                                                                                   % of Net                    % of Net
                                                                    Amount         Revenues        Amount      Revenues
                                                                ------------       --------     ------------   --------
                                                                                 (dollars in thousands)
Revenues, net .........................................         $    207,097            100%    $    216,899     100%
Technical and operating expenses ......................              162,337             78          164,826      76
Selling, general and administrative expenses ..........               34,014             16           44,010      20
Depreciation and amortization .........................               14,290              7           23,850      11
                                                                ------------                    ------------
    Operating income (loss) ..........................          $     (3,544)            (2)%   $    (15,787)     (7)%
                                                                ============                    ============

REVENUES for the three months ended March 31, 2002 decreased $9.8 million (5%) as compared to revenues for the comparable period in 2001. This decline was primarily attributable to lower revenues at MSG Networks resulting from lower affiliate fees, and a decline in advertising revenues, as well as the absence of broadcast rights fees for certain sports programming. In addition, the lower revenues reflect the absence of a touring show which ended in 2001 and the cancellation of the January performances of the Company's holiday show at Radio City Music Hall resulting from a decline in New York City tourism. Partially offsetting these declines were higher sales resulting from additional family shows at Radio City Music Hall, as well as higher Knick revenues attributable to the team's share of higher league-wide television revenue and ticket price increases.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 2002 decreased $2.5 million (2%) over the same 2001 period. This decrease is primarily due to lower contractual rights expense as Madison Square Garden's rights to telecast New York Yankee games ended at the conclusion of the 2001 baseball season. This decline was partially offset by a provision recorded in 2002 for a luxury tax which is expected to be owed to the National Basketball Association at the end of the season, higher team compensation, and an increase in costs directly associated with the changes in revenues discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2002 decreased $10.0 million (23%) as compared to the 2001 level. This decrease is primarily due to an $8.0 million decrease in Madison Square Garden's proportionate share of the provision related to Cablevision's stock plan and long-term incentive plan, as well as a decline in legal and professional fees.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE for the three months ended March 31, 2002 decreased $9.6 million (40%) as compared to the same period in 2001 due primarily to lower amortization expense relating to the implementation of Statement 142.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company's retail electronics segment, Cablevision Electronics.

                                                                           Three Months Ended March 31,
                                                            ------------------------------------------------------
                                                                        2002                            2001
                                                            --------------------------    ------------------------
                                                                             % of Net                    % of Net
                                                                Amount       Revenues        Amount      Revenues
                                                            --------------  ----------    ------------   ---------
                                                                          (dollars in thousands)
Revenues, net .........................................     $    139,542         100%      $    150,863        100%
Cost of sales .........................................          113,493          81            121,129         80
Selling, general and administrative expenses ..........           46,727          33             47,368         31
Depreciation and amortization .........................            5,598           4              7,452          5
                                                            ------------                   ------------
    Operating loss ...................................      $    (26,276)        (19)%     $    (25,086)       (17)%
                                                            ============                   ============

REVENUES for the three months ended March 31, 2002 decreased $11.3 million (8%) to approximately $139.5 million, compared to revenues of approximately $150.9 million for the three months ended March 31, 2001. Comparable store sales accounted for $13.5 million of the decrease, partially offset by an increase in sales in new and relocated stores of $2.2 million.

COST OF SALES for the three months ended March 31, 2002 amounted to approximately $113.5 million (81% of revenues) compared to cost of sales of $121.1 million (80% of revenues) for the three months ended March 31, 2001. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The increase in cost of sales, as a percentage of revenues, is primarily attributable to the sale of certain inventory as a result of management's new merchandising strategy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $46.7 million (33% of revenues) for the three months ended March 31, 2002 and $47.4 million (31% of revenues) for the three months ended March 31, 2001. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), salaries and commissions of store personnel, advertising expenses, operation of the distribution center and corporate support functions other than buying.

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $5.6 million (4% of revenues) for the three months ended March 31, 2002 and $7.5 million (5% of revenues) for the three months ended March 31, 2001. The decrease in 2002 is the result of certain software costs becoming fully depreciated in 2001.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CABLEVISION SYSTEMS CORPORATION

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $62.1 million for the three months ended March 31, 2002 compared to $220.0 million for the three months ended March 31, 2001. The 2002 net cash used in operating activities consisted primarily of a net decrease in cash of $187.2 million resulting from changes in assets and liabilities, partially offset by a net increase in cash of $125.1 million resulting from net income before depreciation, amortization and other non-cash items.

The 2001 net cash used in operating activities consisted primarily of a net decrease in cash of $272.9 million resulting from a net loss before depreciation, amortization and other non-cash items, partially offset by an increase in cash resulting from changes in assets and liabilities of $52.9 million.

INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 2002 was $274.5 million compared to $44.2 million for the three months ended March 31, 2001. The 2002 investing activities consisted of $261.0 million of capital expenditures and other net cash payments of $13.5 million.

The 2001 investing activities consisted of $330.8 million of capital expenditures and other net cash payments of $6.6 million, partially offset by net proceeds from the sale of cable assets of $293.2 million.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $430.2 million for the three months ended March 31, 2002 compared to $324.2 million for the three months ended March 31, 2001. In 2002, the Company's financing activities consisted primarily of net proceeds from bank debt of $451.3 million, partially offset by other net cash payments of $21.1 million.

In 2001, the Company's financing activities consisted primarily of $996.8 million from the issuance of senior notes, $673.6 million of proceeds from collateralized indebtedness, partially offset by net bank debt repayments of $1,322.1 million and other net cash payments of $24.1 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RAINBOW MEDIA GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Rainbow Media Group tracking stock represents an interest in Cablevision and is not a direct interest in the businesses and interests included in Rainbow Media Group. Dividends (if any), entitlements in the event of a merger or similar transaction and rights in liquidation will not necessarily be related to the performance of Rainbow Media Group or the value of the assets in Rainbow Media Group. Instead, such determinations will be made by the Cablevision Board of Directors, subject to the provisions of Cablevision's amended certificate of incorporation. The Company does not expect to pay any dividends on any series of Cablevision common stock for the foreseeable future.

In connection with the preparation of the financial information for the Rainbow Media Group tracking stock, certain allocations of Cablevision costs have been made based on existing policies. If those policies were altered, which Cablevision is entitled to do at any time, there could be material adverse effects on the Rainbow Media Group financial statements.

RESULTS OF OPERATIONS - RAINBOW MEDIA GROUP

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                        Three Months Ended March 31,
                                        ---------------------------------------------------------
                                                 2002                             2001
                                        -----------------------         -------------------------
                                                                                                         (Increase)
                                                          % of Net                       % of Net         Decrease
                                          Amount          Revenues        Amount         Revenues       in Net Loss
                                        ----------       ---------      ---------        --------       -----------
                                                           (dollars in thousands)
Revenues, net........................   $ 160,451           100%        $ 132,614             100%        $ 27,837

Operating expenses:
  Technical and operating...........       65,743            41            55,667              42          (10,076)
  Selling, general & administrative.       58,884            37            53,061              40           (5,823)
  Depreciation and amortization.....       13,063             8             9,996               8           (3,067)
                                        ---------                       ---------                         --------
Operating income.....................      22,761            14            13,890              10            8,871
Other income (expense):
  Interest expense, net.............         (720)            -           (12,976)            (10)          12,256
  Equity in net loss of affiliates..       (1,772)           (1)           (1,485)             (1)            (287)
  Impairment charges on investments.            -             -              (253)              -              253
  Write-off of deferred financing
    costs...........................         (620)            -            (6,380)             (5)           5,760
  Miscellaneous, net................         (171)            -                (7)              -             (164)
                                        ---------                       ---------                         --------
  Net income (loss) before income
    taxes...........................       19,478            12            (7,211)             (5)          26,689
  Income tax expense................       (1,296)           (1)                -               -           (1,296)
                                        ---------                       ---------                         --------
Net income (loss)....................   $  18,182            11%        $  (7,211)             (5)%       $ 25,393
                                        =========                       =========                         ========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

RAINBOW MEDIA GROUP

REVENUES for the three months ended March 31, 2002 increased $27.8 million (21%) as compared to revenues for the same period in the prior year. Approximately $21.0 million of the increase was attributed to growth in programming network subscribers and rate increases and approximately $6.8 million of the increase was due to higher advertising revenue.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 2002 increased $10.1 million (18%) compared to the same period in 2001. The increased costs are directly associated with the net increases in revenues discussed above. As a percentage of revenues, such costs remained relatively constant during the 2002 period as compared to the 2001 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $5.8 million (11%) for the three months ended March 31, 2002 compared to the same period in 2001. An increase of approximately $9.0 million resulted from higher sales, marketing, advertising and other general cost increases and an increase of $1.2 million was due to charges attributed to Rainbow Media Group related to a Cablevision long-term incentive plan. These increases were partially offset by a $4.4 million decrease in charges attributed to Rainbow Media Group related to a Cablevision stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 3% in the 2002 period compared to the 2001 period. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenue, such expenses decreased 1%.

DEPRECIATION AND AMORTIZATION EXPENSE increased $3.1 million for the three months ended March 31, 2002 as compared to the same period in 2001. This increase was primarily due to higher amortization expense associated with an increase in intangible assets, attributed to RMG, resulting from the acquisition of certain minority interests held by NBC and depreciation on new plant assets. Partially offsetting these increases was a decrease of $0.6 million resulting from the Company's adoption of Statement 142 as of January 1, 2002.

NET INTEREST EXPENSE decreased $12.3 million for the three months ended March 31, 2002 as compared to the same period in the prior year. The net decrease is primarily attributable to lower debt balances.

EQUITY IN NET LOSS OF AFFILIATES increased to $1.8 million in the 2002 period from $1.5 million in the 2001 period. Such amounts consist of Rainbow Media Group's share of the net profits and losses of certain programming businesses, primarily regional and national sports programming companies and a national advertising company, in which Rainbow Media Holdings has varying minority ownership interests.

IMPAIRMENT CHARGES ON INVESTMENTS represents an other-than-temporary decline in the fair value of Rainbow Media Holdings' investment in Salon.com.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

WRITE-OFF OF DEFERRED FINANCING COSTS of $0.6 million for the three months ended March 31, 2002 and $6.4 million for the three months ended March 31, 2001 consists principally of costs written off in connection with amendments to, or termination of, certain credit agreements.

INCOME TAX EXPENSE for the three months ended March 31, 2002 was a direct result of pre-tax income, partially offset by the realization of a tax attribute made possible by a recent federal law change.

RAINBOW MEDIA GROUP

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $10.8 million for the three months ended March 31, 2002 compared to $4.5 million for the three months ended March 31, 2001. The 2002 net cash used in operating activities consisted of a net decrease in cash resulting from changes in assets and liabilities of $50.6 million, partially offset by net income of $39.8 million before depreciation, amortization and other non-cash items.

The 2001 net cash used in operating activities consisted of a net decrease in cash resulting from changes in assets and liabilities of $26.3 million, partially offset by net income of $21.8 million before depreciation, amortization and other non-cash items.

INVESTING ACTIVITIES

Net cash used in investing activities amounted to $2.5 million for the three months ended March 31, 2002 compared to $1.8 million for the three months ended March 31, 2001. The 2002 net cash used in investing activities consisted of capital expenditures of $3.5 million, partially offset by other net cash proceeds of $1.0 million.

Net cash used in investing activities for the three months ended March 31, 2001 consisted solely of capital expenditures.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $97.3 million for the three months ended March 31, 2002 compared to $7.4 million for the three months ended March 31, 2001. In 2002, financing activities consisted of net proceeds from bank debt of $106.0 million, partially offset by additions to deferred financing costs of $8.6 million and other net cash payments aggregating $0.1 million.

In 2001, financing activities consisted of net contributions from Cablevision NY Group of $8.1 million and $2.3 million of net proceeds from bank debt, partially offset by additions to deferred financing costs of $2.0 million and other net cash payments aggregating $1.0 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS - CABLEVISION NY GROUP

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                        Three Months Ended March 31,
                                        -----------------------------------------------------------
                                                    2002                             2001
                                       -------------------------        ---------------------------
                                                                                                           Increase
                                                        % of Net                           % of Net       (Decrease)
                                         Amount         Revenues           Amount          Revenues      in Net Income
                                       ----------       --------        -----------        --------      -------------
                                                           (dollars in thousands)
Revenues, net.......................   $ 946,243             100%         $   918,142           100%        $     28,101

Operating expenses:
  Technical and operating..........      407,485              43              398,001            43              (9,484)
  Retail electronics cost of sales.      113,493              12              121,129            13               7,636
  Selling, general & administrative      230,257              24              231,209            25                 952
  Depreciation and amortization....      198,007              21              237,950            26              39,943
                                      ----------                          -----------                      ------------
Operating loss......................      (2,999)              -              (70,147)           (8)             67,148
Other income (expense):
  Interest expense, net............     (118,438)            (13)            (121,474)          (13)              3,036
  Equity in net loss of affiliates.       (7,930)             (1)              (3,516)            -              (4,414)
  Gain (loss) on sale of cable
    assets, net....................            -               -            1,433,492           156          (1,433,492)
  Gain on investments, net.........     (418,450)            (44)             214,832            23            (633,282)
  Gain (loss)  on derivative
    contracts, net.................      295,539              31                 (965)            -             296,504
  Miscellaneous, net...............       (4,536)              -               (3,144)            -              (1,392)
                                      ----------                          -----------                      ------------
Net income (loss) before income
  taxes and dividend requirements..     (256,814)            (27)           1,449,078           158          (1,705,892)
  Income tax benefit (expense).....       36,111               4             (286,245)          (31)            322,356
                                      ----------                          -----------                      ------------
Net income (loss) before dividend
  requirements.....................     (220,703)            (23)           1,162,833           127          (1,383,536)
  Dividend requirements applicable
    to preferred stock.............      (43,629)             (5)             (43,629)           (5)                  -
                                      ----------                          -----------                      ------------
Net income (loss)...................  $ (264,332)            (28)%        $ 1,119,204           122%       $ (1,383,536)
                                      ==========                          ===========                      ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

REVENUES for the three months ended March 31, 2002 increased $28.1 million (3%) as compared to revenues for the prior year period. The net increase is attributable to the following:

                                                                                                 (dollars in millions)
                                                                                                 ---------------------
Increase in revenue from developing high-speed data and telephone businesses................            $ 44.2
Higher revenue per cable television subscriber..............................................              17.6
Decrease in deferred revenue recognized in connection with warrants previously received from
  At Home..................................................................................              (18.7)
Decrease in Madison Square Garden's revenue.................................................              (9.8)
Increased revenue attributable to internal growth in the average number of cable television
  subscribers...............................................................................               6.4
Decrease in retail electronics sales........................................................             (11.3)
Increased revenue in Cablevision NY Group's programming services, excluding those of Madison
  Square Garden............................................................................                1.5
Other net decreases.........................................................................              (1.8)
                                                                                                 ---------------------
                                                                                                        $ 28.1
                                                                                                 =====================

TECHNICAL AND OPERATING EXPENSES increased $9.5 million (2%) for the three months ended March 31, 2002 compared to the same period in 2001. The increase resulted from increased costs directly associated with the growth in revenues and subscribers referred to above. As a percentage of revenues, technical and operating expenses remained relatively constant during the 2002 period as compared to the 2001 period.

RETAIL ELECTRONICS COST OF SALES amounted to approximately $113.5 million (81% of retail electronics sales) for the three months ended March 31, 2002 compared to approximately $121.1 million (80% of retail electronics sales) for the same period in 2001. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment. The increase in cost of sales, as a percentage of revenues, is primarily attributable to the sale of certain inventory as a result of management's new merchandising strategy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $1.0 million for the three months ended March 31, 2002 as compared to the same period in 2001. The net decrease for the 2002 period was comprised of a $32.4 million decrease in charges attributed to Cablevision NY Group related to a Cablevision stock plan. This decrease was partially offset by an increase of approximately $29.6 million that resulted from higher administrative, sales and marketing and customer service costs and an increase of $1.8 million in charges attributed to Cablevision NY Group related to a Cablevision long-term incentive plan. As a percentage of revenues, selling, general and administrative expenses decreased 1% in the 2002 period compared to the 2001 period. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs increased 2% during the 2002 period as compared to the 2001 period.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $39.9 million (17%) for the three months ended March 31, 2002 as compared to the same period in 2001. A $72.1 million decrease resulted from the adoption of Statement 142 as of January 1, 2002 and a $4.5 million decrease resulted primarily from certain intangible assets being fully amortized during 2001. Partially offsetting these decreases was an increase of approximately $36.7 million due primarily to depreciation of new plant assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NET INTEREST EXPENSE decreased $3.0 million (2%) for the three months ended March 31, 2002 compared to the same period in 2001. The net decrease was attributable primarily to lower interest rates and higher interest income, partially offset by higher average debt balances.

EQUITY IN NET LOSS OF AFFILIATES increased to $7.9 million for the three months ended March 31, 2002 from $3.5 million in the comparable period in 2001. Such amounts consist of Cablevision NY Group's share of the net profits and losses of certain businesses in which Cablevision has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS, NET for the three months ended March 31, 2001 consists primarily of the gain recognized on the disposition of Cablevision's cable television systems in Massachusetts.

GAIN (LOSS) ON INVESTMENTS, NET for the three months ended March 31, 2002 and 2001 consists of the following:

                                                                                      Three Months Ended March 31,
                                                                                    ---------------------------------
                                                                                         2002              2001
                                                                                    --------------     --------------
                                                                                         (dollars in millions)
                                                                                    ---------------------------------
Decrease in the fair value of Charter, Adelphia, AT&T and AT&T Wireless common         $ (418.5)         $ (71.6)
  stock .......................................................................
Gain recognized in connection with the reclassification of the shares of Charter and Adelphia common stock from securities available-for-sale to trading
  securities upon the adoption of Statement 133................................               -            286.4
                                                                                    --------------     --------------
                                                                                       $ (418.5)         $ 214.8
                                                                                    ==============     ==============

GAIN ON DERIVATIVE CONTRACTS, NET of $295.5 million for the three months ended March 31, 2002 consists principally of $301.6 million of unrealized gains due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T, AT&T Wireless, Adelphia Communications and Charter Communications shares, partly offset by $6.1 million of unrealized and realized net losses on interest rate swap contracts.

NET MISCELLANEOUS EXPENSE increased to $4.5 million for the three months ended March 31, 2002 compared to $3.1 million for the same period in 2001 due primarily to increased losses on the disposal of certain fixed assets.

INCOME TAX BENEFIT amounted to $36.1 million for the three months ended March 31, 2002 compared to an income tax expense of $286.2 million in the 2001 period. The income tax benefit in the 2002 period resulted from a pre-tax loss, partially offset by an increase in the valuation allowance of $79.7 million. In 2001, the income tax provision of $286.2 million represented current state and federal taxes resulting from the Transactions. The balance of the 2001 provision was partially offset by a reduction in the valuation allowance of $285 million. Cablevision NY Group did not reduce its entire valuation allowance due to uncertainties regarding the realizability of its deferred tax assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS RESULTS - CABLEVISION NY GROUP

CNYG classifies its business interests into three segments:

     - Telecommunication Services, consisting principally of its cable television, telephone and high-speed data services operations;

     - Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and

     - Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

CSC Holdings allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

TELECOMMUNICATION SERVICES

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

MADISON SQUARE GARDEN

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

RETAIL ELECTRONICS

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

CABLEVISION NY GROUP

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $6.0 million for the three months ended March 31, 2002 compared to $168.0 million for the three months ended March 31, 2001. The 2002 net cash used in operating activities consisted primarily of a net decrease in cash resulting from changes in assets and liabilities of $135.0 million, partially offset by net income before depreciation, amortization and other non-cash items of $129.0 million.

The 2001 net cash used in operating activities consisted primarily of a loss before depreciation, amortization and other non-cash items of $252.0 million, partially offset by a net increase in cash resulting from changes in assets and liabilities of $84.0 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 2002 was $273.6 million compared to $44.3 million for the three months ended March 31, 2001. The 2002 investing activities consisted of $257.5 million of capital expenditures and other net cash payments of $16.1 million.

The 2001 investing activities consisted of $329.0 million of capital expenditures and other net cash payments of $8.5 million, partially offset by net proceeds of $293.2 million from the sale of cable assets.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $289.3 million for the three months ended March 31, 2002 compared to $271.2 million for the three months ended March 31, 2001. In 2002, financing activities consisted primarily of net proceeds from bank debt of $345.3 million, partially offset by other net cash payments aggregating $56.0 million.

In 2001, financing activities consisted primarily of $996.8 million from the issuance of senior notes, $673.6 million of proceeds from collateralized indebtedness, partially offset by net repayments of bank debt of $1,324.4 million and other net cash payments aggregating $74.8 million.

LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION SYSTEMS CORPORATION

Cablevision does not have any operations independent of its subsidiaries. In addition, Cablevision has no borrowings and does not have any securities outstanding other than its Cablevision NY Group Class A and Cablevision NY Group Class B common stock and the Rainbow Media Group Class A and Rainbow Media Group Class B tracking stock. The Company does not intend to pay any dividends on any of its common stock in the foreseeable future. Accordingly, Cablevision does not currently have cash needs independent of the needs of its subsidiaries.

Cablevision intends to maintain, wherever possible, separate financial arrangements for the Cablevision NY Group and the Rainbow Media Group.

The Cablevision NY Group, which consists primarily of the Company's cable television, telephony, and high-speed data operations, its retail electronics and theater operations, and the New York metropolitan area programming and entertainment assets owned by Rainbow Media Holdings but not included as part of Rainbow Media Group, including its interest in Madison Square Garden (referred to as the "Rainbow NY Group"), is currently funded primarily through separate financial arrangements made available to the Company's traditional "Restricted Group" subsidiaries (as defined below), to Madison Square Garden, and to Cablevision Electronics, as described in more detail below. In addition, during 2001 significant funding was provided through the Company's monetization of its shares of stock of AT&T, AT&T Wireless, Adelphia Communications and Charter Communications and the resulting collateralized indebtedness at certain of CSC Holdings' unrestricted subsidiaries (described in more detail later in this section).

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Rainbow Media Group is currently funded through cash on hand, a $400 million credit facility made available to Rainbow Media Group, LLC and a $200 million credit facility made available to American Movie Classics Company and Bravo Company, as described in more detail later in this section.

The following table presents selected historical results of operations and other financial information related to the captioned financing groups or entities as of and for the three months ended March 31, 2002 as attributed to Cablevision NY Group and Rainbow Media Group.

                                                            Three Months Ended March 31, 2002
                                        ---------------------------------------------------------------------------
                                                                                 Interest             Capital
                                            Revenues           AOCF*             Expense           Expenditures
                                         --------------   ----------------    ---------------    ------------------
                                                                  (dollars in thousands)
CABLEVISION NY GROUP:
   Restricted Group.................      $  582,521        $  235,451           $  103,258          $  202,726
   Madison Square Garden............         207,097            10,012                3,007               7,534
   Retail Electronics...............         139,542           (20,639)               1,084               2,278
   Other (including eliminations)...          17,083           (40,737)              14,478              44,960
                                         --------------   ----------------    ---------------    ------------------
     Cablevision NY Group...........      $  946,243        $  184,087           $  121,827          $  257,498
                                         ==============   ================    ===============    ==================

RAINBOW MEDIA GROUP.................      $  160,451        $   34,835           $    1,227          $    3,538
                                         ==============   ================    ===============    ==================

-------------------------------------
* For the Restricted Group, AOCF is as per the Restricted Group bank credit agreement definition. For all other groups, AOCF is defined as operating income (loss) before depreciation and amortization and excluding stock plan income of $15,171 and $2,843 and long-term incentive plan expenses of $4,250 and $1,854 for Cablevision NY Group and Rainbow Media Group, respectively.

LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION NY GROUP

Funding for Cablevision NY Group's net cash requirements resulting from its ongoing capital investments, operational needs and debt service requirements is generally provided through separate financial arrangements made available to the Restricted Group, Madison Square Garden and Cablevision Electronics. In addition, during 2001 significant funding was provided through the Company's monetization of its shares of stock of AT&T, AT&T Wireless, Adelphia Communications and Charter Communications and the resulting collateralized indebtedness at certain of CSC Holdings' unrestricted subsidiaries (as described below). The following table summarizes the outstanding debt, present value of capital leases and redeemable preferred stock attributable to Cablevision NY Group as of March 31, 2002:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                  Restricted            Other
                                                                    Group              Entities          Total
                                                                ---------------    ---------------   ---------------
                                                                              (dollars in thousands)
                                                                              ----------------------
Senior Debt:

  Restricted Group bank debt................................     $  1,099,562      $           -      $  1,099,562
                                                                                               -
  MSG bank debt and capital leases..........................                -            243,458           243,458
  Retail Electronics bank debt and capital leases...........                -             57,261            57,261
  Other senior debt and capital leases......................           24,520             40,852            65,372
  Senior notes and debentures...............................        3,691,077                  -         3,691,077
  Collateralized indebtedness relating to stock monetization                -          1,586,406         1,586,406
Subordinated notes and debentures...........................          599,073                  -           599,073
                                                                ---------------    ---------------   ---------------
   Total debt...............................................        5,414,232          1,927,977         7,342,209
Redeemable preferred stock of CSC Holdings..................        1,544,294                  -         1,544,294
                                                                ---------------    ---------------   ---------------
   Total debt and redeemable preferred stock................     $  6,958,526      $   1,927,977      $  8,886,503
                                                                ===============    ===============   ===============

RESTRICTED GROUP

DEFINITION

As of March 31, 2002, Cablevision NY Group's Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding the Company's cable operations, which encompassed approximately 3 million subscribers as of March 31, 2002; the commercial telephone operations of Lightpath on Long Island, New York; and substantially all of the Company's consumer high-speed data operations, which encompassed approximately 560,000 subscribers as of March 31, 2002.

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

The Restricted Group's primary sources of liquidity have been cash flow from operations, its bank credit facility and its access to the capital markets as evidenced by its outstanding senior, senior subordinated and redeemable preferred stock issuances. In addition, during 2001, significant liquidity was provided through the Company's stock monetization program, which generated $1,788.7 million in cash proceeds. More detail on the Company's monetization activities is provided in the section "Obligations Under Derivative Contracts."

Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks. The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004. As of April 29, 2002, the Restricted Group had outstanding borrowings under its credit facility of $1,215 million and outstanding letters of credit of $51.2 million, resulting in undrawn revolver commitments of $1,133.8 million. The Restricted Group's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as digital video services, IP telephony, Lightpath's non-Long Island based commercial telephone business, and business high-speed data services create

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

a net funding requirement. In addition, the Company expects that the Restricted Group will fund certain cash requirements of Cablevision Electronics and Rainbow NY Group, certain expenditures relating to the construction and launch by March 2003 of a direct broadcast satellite, for which R/L DBS plans to make payments in 2002 totaling approximately $140 million, and certain investments in 2002 totaling approximately $117 million in Northcoast Communications, LLC, a wireless personal communications services business in which the Company has a 49.9% voting interest. The Company currently expects that the net funding and investment requirements for 2002 will be met with borrowings under the Restricted Group's existing bank credit facility and that the Restricted Group's available borrowing capacity under that facility will be sufficient to meet such requirements.

In 2003, the Company expects that the Restricted Group is likely to continue to have a net funding deficit and will have limited capacity to increase leverage under the existing bank credit facility leverage covenant. In addition, depending on the scope of the Company's pursuit of a direct broadcast satellite business (launch of service is required by December 29, 2003 under the FCC license requirements) and on the amounts of any additional investments in Northcoast Communications (see "Related Party Transactions"), significant additional funding may be required. The Restricted Group has several options with respect to meeting its funding needs. It can reduce capital expenditures or investments; it can pursue asset sales; it can issue equity, debt, convertible debt or preferred stock securities; or it can issue debt securities outside of the Restricted Group, proceeds of which may be contributed to the Restricted Group in the form of equity. In order to issue additional indebtedness at the Restricted Group, the Company would need to either increase its cash flow to reduce its debt to cash flow ratio and increase its resulting debt capacity or amend its existing credit agreement to increase its permitted debt to cash flow covenant.

The Restricted Group's future access to the public debt markets and the cost of any future debt issuances are influenced by its credit ratings, which are provided by Moody's Investor Services and Standard & Poors. Moody's recently changed the ratings outlook on the Restricted Group's outstanding securities from stable to negative. Downgrades by either rating agency would further increase the Restricted Group's interest rate on new debt issuances and could adversely impact its ability to raise additional debt.

MADISON SQUARE GARDEN

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

Madison Square Garden's primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility. This facility currently matures on December 31, 2004, has no interim commitment reductions, and permits a maximum leverage of 4.25 times cash flow (as defined in the credit facility) through maturity. As of April 29, 2002, Madison Square Garden had outstanding debt and letters of credit of $235.0 million and $12.5 million, respectively, under this facility, resulting in undrawn funds of $252.5 million. Madison Square Garden's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios and restricting the permitted use of borrowed funds.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company believes that for 2002, internally generated funds and funds available under Madison Square Garden's existing credit facility will be sufficient to meet its projected funding requirement. In 2003, depending on the scope of entertainment projects, potential sports player transactions, levels of capital expenditures and cash flow from operations, Madison Square Garden may need to obtain an amendment to existing financial covenants under its bank credit facility, or, if such amendment could not be obtained, reduce discretionary spending and capital expenditures, and/or seek funding from its partners.

RETAIL ELECTRONICS

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

Cablevision Electronics' primary sources of liquidity have been funds from its bank credit facility and advances from CSC Holdings' Restricted Group. Cablevision Electronics currently has a $130 million credit facility, which matures in April 2003. Under the terms of the credit facility, the total amount of borrowing available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory and compliance with all loan agreement covenants, including a minimum net worth covenant. On April 29, 2002, total outstanding debt under the credit facility was $67.7 million with additional available funds of $1.2 million based on eligible inventory. CSC Holdings' cash investment, including intercompany advances, in Cablevision Electronics was approximately $439.2 million at April 29, 2002. Through April 29, 2002, Cablevision Electronics received other financial support from CSC Holdings in the form of guarantees and letters of credit of approximately $40.2 million.

The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of continued operating losses and capital expenditures during 2002. The Company expects that funds available under Cablevision Electronics' credit agreement, together with this additional financial support from CSC Holdings, will be sufficient to meet its funding requirements for the next twelve months.

COMMITMENTS AND CONTINGENCIES

RESTRICTED GROUP

The Restricted Group's guarantees outstanding as of March 31, 2002 totaled $84.9 million, an increase of $48.3 million over the amount reported in our Annual Report on Form 10-K as of December 31, 2001. The increase is primarily attributable to an increase in the mark-to-market exposure under the guarantees issued in connection with the monetization of the Company's Adelphia Communications and Charter Communications common stocks in respect of potential early termination events. Such increase is a result of the declines in the prices of these common stocks during the period. The guarantee exposure is estimated as of a particular point in time by the financial institution counterparty and is based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates; however, no amounts are payable under the guarantee unless an early termination

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

event (as defined in the agreements) occurs. The guarantee exposure approximates the net sum of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar as reflected in the Company's accompanying balance sheet.

OBLIGATIONS UNDER DERIVATIVE CONTRACTS

To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes and has only entered into transactions with counterparties that are investment grade rated. All of the Company's interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values (based on dealer quotes) on the Company's consolidated balance sheet, with changes in value reflected in the consolidated statement of operations.

As of March 31, 2002, the notional value of all such contracts was $1,230 million and the fair value of these derivative contracts was $6.1 million, a net receivable position. For the three months ended March 31, 2002, the Company recorded a net loss on interest swap contracts of $4.0 million, as detailed in the table below:

           FAIR MARKET VALUE OF INTEREST RATE DERIVATIVE CONTRACTS (DOLLARS IN THOUSANDS)

           Fair market value as of March 31, 2002.................................................    $    6,119
             Less:  fair market value as of December 31, 2001.....................................        17,320
                                                                                                     ---------------
           Unrealized loss due to changes in prevailing market conditions, net....................       (11,201)
             Plus:  realized gain resulting from cash interest income.............................         7,189
                                                                                                     ---------------

           Net loss on interest rate swap contracts...............................................    $   (4,012)
                                                                                                     ===============

The Company has also entered into derivative contracts to hedge its equity price risk and monetize the value of its shares of AT&T, AT&T Wireless, Adelphia Communications and Charter Communications common stock. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, the Company would be obligated to repay the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The underlying stock and the equity collars are carried at fair market value on the Company's consolidated balance sheet and the monetization indebtedness is carried at its accreted value. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T transactions require cash settlement in an amount determined by reference to the AT&T stock price at maturity. The Company currently intends to generate the cash settlement amount through a sale of the underlying common shares at maturity.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

These monetization transactions are obligations of wholly-owned subsidiaries that are not part of the Restricted Group; however, in the Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar as reflected in the Company's accompanying balance sheet. All of the Company's equity derivative contracts are carried at their current fair market value on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of March 31, 2002, the fair value of the Company's equity derivative contracts was $552 million, a net receivable position. For the three months ended March 31, 2002, the Company recorded a net unrealized gain on the prepaid forward contracts of $301.6 million attributable to changes in market conditions during the period. This gain on derivative contracts was significantly offset by the loss on the Company's holdings of the underlying stocks of $418.5 million for the three months ended March 31, 2002, as shown in the following table:

           FAIR MARKET VALUE OF EQUITY DERIVATIVE CONTRACTS
           (DOLLARS IN THOUSANDS)

           Fair market value as of March 31, 2002................................................     $   551,966
             Less:  fair market value at December 31, 2001.......................................         250,376
                                                                                                    ----------------
           Unrealized gain due to changes in prevailing market conditions, net...................     $   301,590
                                                                                                    ================

           Unrealized loss on underlying stock positions due to changes in prevailing market
             conditions, net.....................................................................     $  (418,450)
                                                                                                    ================

In connection with the AT&T and AT&T Wireless monetization contracts, CSC Holdings entered into prepaid interest rate swaps with a notional contract value of $1,115 million. These contracts require CSC Holdings to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction in a total cash amount of $239.3 million. Combined, the prepaid equity forward and prepaid interest rate swap transactions generated cash proceeds of approximately $1,788.7 million and such amount was applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility.

All of the Company's prepaid interest rate swaps are carried at their current fair market values on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of March 31, 2002, the fair value of the Company's prepaid interest rate derivative contracts was $221.1 million, a net liability position. For the three months ended March 31, 2002, the Company recorded a net loss on such derivative contracts of $2.0 million as detailed below:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

           FAIR MARKET VALUE OF INTEREST RATE DERIVATIVE CONTRACTS (DOLLARS IN THOUSANDS)

           Fair market value as of March 31, 2002...................................................  $   (221,137)
             Less:  fair market value at December 31, 2001..........................................      (226,295)
                                                                                                      ---------------
           Unrealized gain due to changes in prevailing market conditions, net......................         5,158
             Plus:  realized loss resulting from net cash payments..................................        (7,197)
                                                                                                      ---------------

           Net loss on prepaid interest rate swap contracts.........................................  $     (2,039)
                                                                                                      ===============

LIQUIDITY AND CAPITAL RESOURCES - RAINBOW MEDIA GROUP

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

Financing for Rainbow Media Group, which consists primarily of the Company's interest in five nationally distributed entertainment programming networks (American Movie Classics, Bravo, The Independent Film Channel, WE: Women's Entertainment, and MuchMusic), interests in certain regional sports networks, and Sterling Digital, has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners. The Rainbow Media Group is currently funded through cash from operations, a $400 million credit facility made available to Rainbow Media Group, LLC ("RMG LLC") and a $200 million credit facility made available to American Movie Classics and Bravo.

The RMG LLC credit facility is a $400 million revolving credit facility that was put in place on March 25, 2002 and matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004 and permits maximum leverage of 3.5 times cash flow (as defined, based on the cash flows of American Movie Classics, Bravo and The Independent Film Channel) through September 30, 2004. As of April 29, 2002, Rainbow Media Group had outstanding borrowings under its credit facility of $114 million, resulting in undrawn revolver commitments of $286 million. The RMG LLC facility contains certain covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds. Proceeds from the RMG LLC credit facility are not permitted to be invested in the American Movie Classics and/or Bravo partnerships.

The American Movie Classics/Bravo credit facility is a $200 million revolving credit facility that was put in place on March 25, 2002 and matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004 and permits maximum leverage of 2.0 times cash flow (as defined based on the cash flow of American Movie Classics, Bravo and The Independent Film Channel) through maturity. The facility amended and restated the previously existing American Movie Classics $200 million revolving credit facility. As of April 29, 2002, there were no outstanding borrowings under this credit facility. The revolver contains certain covenants that may limit American Movie Classics and Bravo's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Developmental activities of certain of Rainbow Media Group's businesses, including projected investments in new programming content and services such as the digital video programming services being developed by Sterling Digital, require funding. Such funding may be obtained through cash generated from other Rainbow Media Group operations or through borrowings under the RMG LLC credit facility. The Company believes that it has sufficient funding from these sources to fund these activities for the next twelve months. In addition, the American Movie Classics/Bravo credit facility, together with cash generated by these partnerships, are expected to provide sufficient liquidity to American Movie Classics/Bravo for the next twelve months. Taken as a whole, the Rainbow Media Group businesses are expected to generate net free cash flow. Under the terms of the American Movie Classics/Bravo agreement with MGM, American Movie Classics/Bravo are also required to distribute excess cash flow (as defined in the agreement), if any, to their partners quarterly.

Beginning on December 18, 2002, Fox Sports Networks has the ability under certain circumstances to exercise a right to put, at fair market value, its 40% interest in Regional Programming Partners, which includes Rainbow Media Group's regional sports programming businesses as well as other operations attributed to Cablevision NY Group, such as Madison Square Garden, Fox Sports Net New York and Metro Channel, to Rainbow Regional Holdings, a subsidiary of Rainbow Media Holdings. This right must be exercised within thirty days and is not exercisable again until December 2005. Upon exercise, Rainbow Media Holdings may elect to either conduct an initial public offering of Regional Programming Partners, which eliminates the put, or purchase Fox Sports Networks' 40% interest. Payment for the interest may be made via issuance of marketable securities of Cablevision (which includes shares of Cablevision NY Group common stock or Rainbow Media Group tracking stock) or Rainbow Media Holdings, or with a three-year bullet promissory note bearing interest at Prime plus 0.5% and secured by the Fox Sports Networks interest purchased. Exercise of the put is within Fox Sports Networks' discretion and no assurances can be given that it will or will not occur. The Company expects that if this exercise were to occur, the payment obligation would be allocated between the Rainbow Media Group and the Cablevision NY Group in proportion to their respective economic interests in the businesses of Regional Programming Partners.

RELATED PARTY TRANSACTIONS

The Company holds a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications, LLC ("Northcoast"). Northcoast holds licenses to provide wireless personal communications services ("PCS") in 56 markets, including New York City, Boston, Minneapolis and Cleveland and commenced commercial service in Cleveland in April 2001. Northcoast is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively. The operations of Northcoast are not consolidated with those of the Company.

As of March 31, 2002, Northcoast had $134.1 million in outstanding debt, consisting primarily of $66.2 million in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997 and $67.6 million in vendor financing outstanding under a stand alone $75 million facility obtained in connection with its launch of commercial service in Cleveland.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Additional funding for Northcoast has been provided by the Company through the Restricted Group which as of March 31, 2002 totaled $184.4 million (comprised of contributions directly to Northcoast as well as loans to Northcoast PCS, LLC, the other member in Northcoast). In connection with the vendor financing discussed above, the Company, through CSC Holdings, has also guaranteed the payment of the FCC indebtedness of the Northcoast subsidiary that holds the Cleveland PCS license. The outstanding balance of such debt was $3.1 million as of March 31, 2002.

The Company currently anticipates that it will invest an additional $42 million in Northcoast for a total of $117 million in 2002, which will be used to fund the buildout of Northcoast's PCS licenses in accordance with FCC minimum buildout requirements, FCC debt service and certain operating expenses, as well as a pilot roll-out of commercial service in the five boroughs of New York City. The FCC minimum buildout requirements require Northcoast to certify to the FCC that it has met certain construction benchmarks in the markets in which it is licensed in order to avoid forfeiture of the licenses. Northcoast has met such requirements in certain markets and must complete the minimum build out work and certification in other markets, including New York City, by June 27, 2002.

The Company also provides certain management services to Northcoast, subject to the direction and control of Northcoast, for which it receives an annual fee plus reimbursement of cost and expenses. For the three months ended March 31, 2002, the Company recorded management fees of $3.4 million, which were unpaid as of March 31, 2002.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      March 31,          December 31,
                                                                                        2002                2001
                                                                                  ----------------    -----------------
                                                                                    (unaudited)
ASSETS

Current Assets

  Cash and cash equivalents ....................................................   $       201,598      $       107,990
  Accounts receivable trade (less allowance for doubtful accounts of
    $42,138 and $31,244) .......................................................           339,904              335,808
  Notes and other receivables, current .........................................            58,198               73,894
  Inventory, prepaid expenses and other current assets .........................           207,359              223,859
  Feature film inventory, net ..................................................            78,660               71,248
  Advances to affiliates .......................................................            13,877              120,691
  Derivative contracts, current ................................................             4,648                5,378
                                                                                   ---------------      ---------------
    Total current assets .......................................................           904,244              938,868

Property, plant and equipment, net .............................................         4,287,102            4,077,726
Investments in affiliates ......................................................            77,886               78,710
Advances to affiliates, long-term ..............................................           120,041               94,087
Investment securities available-for-sale .......................................               169                  158
Investment securities pledged as collateral ....................................         1,109,440            1,527,890
Other investments ..............................................................            20,396               20,483
Notes and other receivables ....................................................            76,416               72,744
Derivative contracts ...........................................................           553,437              262,317
Other assets ...................................................................            26,976               21,623
Long-term feature film inventory, net ..........................................           370,537              344,949
Deferred carriage fees, net ....................................................           174,349              178,836
Franchises, net of accumulated amortization of $1,039 and $971,481 .............           732,347              732,313
Affiliation, broadcast and other agreements, net of accumulated amortization
  of $246,862 and $235,182 .....................................................           221,845              167,104
Excess costs over fair value of net assets acquired and other intangible
  assets, net of accumulated amortization of $32,720 and $997,387 ..............         1,530,778            1,584,967
Deferred financing, acquisition and other costs, net of accumulated
  amortization of $62,708 and $60,687 ..........................................           122,655              114,025
                                                                                   ---------------      ---------------
                                                                                   $    10,328,618      $    10,216,800
                                                                                   ===============      ===============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                      March 31,          December 31,
                                                                                        2002                 2001
                                                                                   ---------------      ---------------
                                                                                     (unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current Liabilities

  Accounts payable .............................................................   $       407,279      $       459,949
  Accrued liabilities ..........................................................           863,271              953,353
  Accounts payable to affiliates ...............................................            66,163               57,282
  Feature film and contract obligations ........................................            79,353               64,759
  Current portion of bank debt .................................................             9,562                3,694
  Current portion of capital lease obligations .................................            28,421               30,334
                                                                                   ---------------      ---------------
    Total current liabilities ..................................................         1,454,049            1,569,371
Feature film and contract obligations, long-term ...............................           331,152              315,560
Deferred revenue ...............................................................           108,797              137,228
Deferred tax liability .........................................................            80,904               66,622
Liabilities under derivative contracts .........................................           221,137              226,295
Other long-term liabilities ....................................................           157,437              150,304
Bank debt, long-term ...........................................................         1,486,813            1,041,347
Collateralized indebtedness ....................................................         1,586,406            1,572,372
Senior notes and debentures ....................................................         3,691,077            3,690,845
Subordinated notes and debentures ..............................................           599,073              599,054
Capital lease obligations, long-term ...........................................            71,091               73,905
                                                                                   ---------------      ---------------
  Total liabilities ............................................................         9,787,936            9,442,903
                                                                                   ---------------      ---------------
Minority interests .............................................................           863,585              864,947
                                                                                   ---------------      ---------------
Series H Redeemable Exchangeable Preferred Stock ...............................           434,181              434,181
                                                                                   ---------------      ---------------
Series M Redeemable Exchangeable Preferred Stock ...............................         1,110,113            1,110,113
                                                                                   ---------------      ---------------
Commitments and contingencies
Stockholder's deficiency:
  Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized,
    none issued ................................................................                 -                    -
  Series B Cumulative Convertible Preferred Stock, 200,000 shares
    authorized, none issued ....................................................                 -                    -
  8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares
    authorized, none issued ($100 per share liquidation preference) ............                 -                    -
  Common Stock, $.01 par value, 10,000,000 shares authorized, 1,000 shares
    issued .....................................................................                 -                    -
  Paid-in capital ..............................................................           987,808              970,031
  Accumulated deficit ..........................................................        (2,855,005)          (2,605,375)
                                                                                   ---------------      ---------------
  Total stockholder's deficiency ...............................................        (1,867,197)          (1,635,344)
                                                                                   ---------------      ---------------
                                                                                   $    10,328,618      $    10,216,800
                                                                                   ===============      ===============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended March 31, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        2002                 2001
                                                                                   ---------------    ---------------
Revenues, net (including retail electronics sales of
  $139,542 and $150,863)........................................................   $     1,102,170    $     1,046,008
                                                                                   ---------------    ---------------

Operating expenses:
  Technical and operating ......................................................           468,704            448,920
  Retail electronics cost of sales .............................................           113,493            121,129
  Selling, general and administrative ..........................................           289,141            284,270
  Depreciation and amortization ................................................           211,070            247,946
                                                                                   ---------------    ---------------
                                                                                         1,082,408          1,102,265
                                                                                   ---------------    ---------------

    Operating income (loss) ....................................................            19,762            (56,257)
                                                                                   ---------------    ---------------
Other income (expense):
  Interest expense .............................................................          (123,054)          (137,384)
  Interest income ..............................................................             3,896              2,934
  Equity in net loss of affiliates .............................................            (9,702)            (5,001)
  Gain on sale of cable assets, net ............................................                 -          1,433,492
  Write-off of deferred financing costs ........................................              (620)            (6,380)
  Impairment charges on investments ............................................                 -               (253)
  Gain (loss) on investments, net ..............................................          (418,450)           214,832
  Gain (loss) on derivative contracts, net .....................................           295,539               (965)
  Minority interests ...........................................................            (3,480)            15,882
  Miscellaneous, net ...........................................................            (4,707)            (3,151)
                                                                                   ---------------    ---------------
                                                                                          (260,578)         1,514,006
                                                                                   ---------------    ---------------

Income (loss) before income taxes ..............................................          (240,816)         1,457,749

  Income tax benefit (expense) .................................................            34,815           (286,245)
                                                                                   ---------------    ---------------

Net income (loss) ..............................................................          (206,001)         1,171,504

  Dividend requirements applicable to preferred stock ..........................           (43,629)           (43,629)
                                                                                   ---------------    ---------------
Net income (loss) applicable to common shareholder .............................   $      (249,630)   $     1,127,875
                                                                                   ===============    ===============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        2002                 2001
                                                                                   ---------------    ---------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $      (206,001)   $     1,171,504
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ..............................................           211,070            247,946
    Equity in net loss of affiliates ...........................................             9,702              5,001
    Minority interests .........................................................             3,480            (15,882)
    Gain on sale of cable assets, net ..........................................                 -         (1,433,492)
    Unrealized (gain) loss on investments, net .................................           418,450           (214,832)
    Impairment charges on investments ..........................................                 -                253
    Write-off of deferred financing costs ......................................               620              6,380
    Unrealized (gain) loss on derivative contracts .............................          (295,548)               965
    Amortization of deferred financing, discounts on indebtedness and other
      deferred costs ...........................................................            23,811              2,281
    Loss on sale of equipment ..................................................             2,791                681
    Tax benefit from exercise of stock options .................................               419                  -
    Changes in assets and liabilities, net of effects of acquisitions and
      dispositions .............................................................          (185,527)            58,134
                                                                                   ---------------    ---------------
    Net cash used in operating activities ......................................           (16,733)          (171,061)
                                                                                   ---------------    ---------------

Cash flows from investing activities:
  Net proceeds from sale of cable assets .......................................                 -            293,153
  Capital expenditures .........................................................          (261,036)          (330,820)
  Proceeds from sale of equipment ..............................................             1,136                302
  (Increase) decrease in investment securities and other investments ...........                87            (14,807)
  Additions to intangible assets ...............................................              (191)              (303)
  (Increase) decrease in investments in affiliates, net ........................           (14,529)             8,284
                                                                                   ---------------    ---------------
    Net cash used in investing activities ......................................          (274,533)           (44,191)
                                                                                   ---------------    ---------------

Cash flows from financing activities:
  Proceeds from bank debt ......................................................           688,561            817,474
  Repayment of bank debt .......................................................          (237,227)        (2,139,570)
  Issuance of senior notes .....................................................                 -            996,790
  Net proceeds from collateralized indebtedness ................................                 -            673,635
  Preferred stock dividends ....................................................           (43,629)           (43,629)
  Payments on capital lease obligations and other debt .........................            (9,416)           (10,032)
  Additions to deferred financing and other costs ..............................           (13,415)           (19,367)
                                                                                   ---------------    ---------------
    Net cash provided by financing activities ..................................           384,874            275,301
                                                                                   ---------------    ---------------

Net increase in cash and cash equivalents ......................................            93,608             60,049

Cash and cash equivalents at beginning of year .................................           107,990             37,940
                                                                                   ---------------    ---------------

Cash and cash equivalents at end of period .....................................   $       201,598    $        97,989
                                                                                   ===============    ===============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CSC Holdings, Inc. and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2.     RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three months ended March 31, 2002 and 2001 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

NOTE 3.     RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

NOTE 4.     INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three months ended March 31, 2002 and 2001 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision").

NOTE 5.     CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2002 and 2001, the Company's non-cash investing and financing activities and other supplemental data were as follows:

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                    -------------- ---- --------------
                                                                                        2002                 2001
                                                                                    --------------    ----------------
Non-Cash Investing and Financing Activities:
   Capital lease obligations ...................................................   $         4,689    $         1,525
   Receipt of marketable securities in connection with the sale of cable assets                  -            893,500
   Issuance of RMG Class A common stock in exchange for a portion of NBC's
      interest in Rainbow Media Holdings .......................................            17,485                  -

Supplemental Data:
   Cash interest paid ..........................................................           129,806            156,790
   Income taxes paid (refunded), net ...........................................           (18,350)            20,809

NOTE 6.     TRANSACTIONS

In March 2002, Rainbow Media Holdings, Inc., a subsidiary of the Company acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company, LLC for a purchase price of up to a present value of $33,000 payable only from a percentage of revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%. R/L DBS' results are consolidated with those of the Company as of the date of acquisition.

In March 2002, NBC-Rainbow Holding, Inc. exchanged a 0.4% interest in Rainbow Media Holdings equity securities for 708,456 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $17,485). The acquisition of the 0.4% and the 3.1% minority interest in 2002 and 2001, respectively, was accounted for as a purchase. The excess of the purchase price over the net book value of assets acquired of approximately $126,922 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

                                                                                        Useful
                                                                                        Life
                                                                                   ---------------
Property and equipment .........................................................          10 years    $           530
                                                                                                      ===============

AMORTIZED INTANGIBLE ASSETS:
   Affiliation agreements ......................................................          10 years    $        58,659
   Broadcast rights ............................................................          10 years              7,764
   Other intangibles ...........................................................     7 to 10 years             14,120
                                                                                                      ---------------
                                                                                                      $        80,543
                                                                                                      ===============

UNAMORTIZED INTANGIBLE ASSETS:
   Excess costs over the fair value of net assets acquired .....................                      $        45,849
                                                                                                      ===============

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 7.     RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill and intangible assets that were determined to have an indefinite useful life and that had been acquired in a purchase business combination. The Company is in the process of testing intangible assets having an indefinite useful life for impairment in accordance with the provisions of Statement 142.

Summarized below is pro forma net income and basic and diluted earnings per share for the three months ended March 31, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

                                                                             For the Three Months Ended March 31,
                                                                           -----------------------------------------
                                                                                  2002                  2001
                                                                           --------------------  -------------------
NET INCOME (LOSS):
Net income (loss) as reported.............................................       $    (249,630)       $    1,127,875
  Goodwill amortization, net of taxes.....................................                   -                25,114
  Franchise amortization, net of taxes....................................                   -                20,414
                                                                           --------------------  -------------------
Adjusted net income (loss)................................................       $    (249,630)       $    1,173,403
                                                                           ====================  ===================

Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of Statement 144 did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

Effective January 1, 2002, the Company adopted the provisions of the FASB's Emerging Issues Task Force, EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption, the Company reclassified the amortization of its deferred carriage fees as a reduction to revenues, net. This reclassification has been made for the comparable 2001 period. The amortization of deferred carriage fees shown on the balance sheet was previously included in selling, general and administrative expenses, which was correspondingly reduced.

NOTE 8.     INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at March 31, 2002.

GROSS CARRYING AMOUNT OF AMORTIZED INTANGIBLE ASSETS:
   Franchises...............................................................................  $       1,463
   Affiliation agreements...................................................................        326,805
   Broadcast rights.........................................................................         98,977
   Player contracts.........................................................................         42,925
   Other intangibles........................................................................        190,084
                                                                                              --------------
                                                                                                    660,254
                                                                                              --------------
ACCUMULATED AMORTIZATION:
   Franchises...............................................................................          1,039
   Affiliation agreements...................................................................        167,721
   Broadcast rights.........................................................................         46,768
   Player contracts.........................................................................         32,373
   Other intangibles........................................................................         32,720
                                                                                              --------------
                                                                                                    280,621
                                                                                              --------------
UNAMORTIZED INTANGIBLE ASSETS:
   Franchises...............................................................................        731,923
   Excess costs over the fair value of net assets acquired..................................      1,373,414
                                                                                              --------------
                                                                                                  2,105,337
                                                                                              --------------
Total intangibles...........................................................................  $   2,484,970
                                                                                              ==============
AGGREGATE AMORTIZATION EXPENSE:
Three months ended March 31, 2002...........................................................  $      13,872

ESTIMATED AMORTIZATION EXPENSE:
Year ending December 31, 2002...............................................................         56,108
Year ending December 31, 2003...............................................................         54,305
Year ending December 31, 2004...............................................................         42,984
Year ending December 31, 2005...............................................................         30,457
Year ending December 31, 2006...............................................................         26,894

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the three months ended March 31, 2002 are as follows:

                                           Tele-                                                         Total
                                      communications        MSG            RMG           Other          Company
                                      ----------------  -------------- -------------- -------------  ---------------
EXCESS COSTS OVER THE FAIR VALUE
   OF NET ASSETS ACQUIRED:
Balance as of December 31, 2001...... $      206,971      $ 1,078,646   $112,509      $ 41,443        $    1,439,569
   Excess costs over the fair value
     of net assets acquired..........              -                -         90            26                   116
   Reclassification as a result of
     independent appraisal...........              -                -    (60,392)       (5,879)              (66,271)
                                      ----------------  -------------- -------------- -------------  ---------------
Balance as of March 31, 2002.........  $     206,971      $ 1,078,646   $ 52,207      $ 35,590        $    1,373,414
                                      ================  ============== ============== =============  ===============

NOTE 9.     DEBT

In March 2002, Rainbow Media Group, LLC entered into a $400,000 revolving credit facility with a group of banks which matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004. This revolving credit facility contains certain financial covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

In March 2002, American Movie Classics Company and Bravo Company, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. The facility matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005) and requires commitment reductions beginning in the third quarter of 2004. The facility amended and restated the previously existing American Movie Classics $200,000 revolving credit facility. The American Movie Classics/Bravo revolving credit facility contains certain financial covenants that may limit the ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

NOTE 10.    INCOME TAXES

Income tax benefit for the three months ended March 31, 2002 of $34,815 differs from the income tax benefit derived by applying the statutory rate principally due to an increase in the valuation allowance of approximately $79,700. The Company believes it is more likely than not that some portion of the deferred tax assets may not be realized.

NOTE 11.    RESTRUCTURING

In December 2001, the Company recorded restructuring charges of $56,442 which included expenses of approximately $21,018 associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

business units of the Company. In addition to employee severance, the restructuring charges included estimated expenses of approximately $35,424 associated with facility realignment and other related costs. The following Realignment everance table summarizes the accrued nd Other Costs restructuring liability at March 31, 2002.

                                                                                      Employee      Facility Realignment
                                                                                      Severance       and Other Costs
                                                                                   ---------------  --------------------
Balance at December 31, 2001 ...................................................   $        21,018    $        35,424
  Payments .....................................................................            (1,652)            (1,810)
                                                                                   ---------------    ---------------
Balance at March 31, 2002 ......................................................   $        19,366    $        33,614
                                                                                   ===============    ===============

NOTE 12.    SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, stock plan income or expense and long-term incentive plan income or expense).

                                                                                    Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                     2002                 2001
                                                                                ------------------    ---------------
REVENUES, NET

Telecommunication Services .....................................................   $       593,060    $       542,987
Rainbow Media Group ............................................................           160,451            132,614
Madison Square Garden ..........................................................           207,097            216,899
Retail Electronics .............................................................           139,542            150,863
All Other ......................................................................             6,544              7,393
Intersegment Elimination .......................................................            (4,524)            (4,748)
                                                                                   ---------------    ---------------
   Total .......................................................................   $     1,102,170    $     1,046,008
                                                                                   ===============    ===============

                                                                                    Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                     2002                 2001
                                                                                -----------------     ---------------
ADJUSTED OPERATING CASH FLOW

Telecommunication Services .....................................................   $       222,118    $       214,561
Rainbow Media Group ............................................................            34,835             26,087
Madison Square Garden ..........................................................            10,012             15,368
Retail Electronics .............................................................           (20,639)           (17,392)
All Other ......................................................................           (27,404)           (25,055)
                                                                                   ---------------    ---------------
   Total .......................................................................   $       218,922    $       213,569
                                                                                   ===============    ===============

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                                    Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                       2002                2001
                                                                                ------------------    ---------------
REVENUE, NET

Total revenue for reportable segments ..........................................   $     1,100,150    $     1,043,363
Other revenue and intersegment eliminations ....................................             2,020              2,645
                                                                                   ---------------    ---------------
   Total consolidated revenue ..................................................   $     1,102,170    $     1,046,008
                                                                                   ===============    ===============

ADJUSTED OPERATING CASH FLOW TO NET INCOME (LOSS)

Total adjusted operating cash flow for reportable segments .....................   $       246,326    $       238,624
Other adjusted operating cash flow deficit .....................................           (27,404)           (25,055)
Items excluded from adjusted operating cash flow:
  Depreciation and amortization ................................................          (211,070)          (247,946)
  Stock plan income (expense) ..................................................            18,014            (18,857)
  Long-term incentive plan expense .............................................            (6,104)            (3,023)
  Interest expense .............................................................          (123,054)          (137,384)
  Interest income ..............................................................             3,896              2,934
  Equity in net loss of affiliates .............................................            (9,702)            (5,001)
  Gain on sale of cable assets, net ............................................                 -          1,433,492
  Write-off of deferred financing costs ........................................              (620)            (6,380)
  Impairment charges on investments ............................................                 -               (253)
  Gain (loss) on investments, net ..............................................          (418,450)           214,832
  Gain (loss) on derivative contracts, net .....................................           295,539               (965)
  Minority interests ...........................................................            (3,480)            15,882
  Miscellaneous, net ...........................................................            (4,707)            (3,151)
                                                                                   ---------------    ---------------
     Income (loss) before income taxes and dividend requirements ...............   $      (240,816)   $     1,457,749
                                                                                   ===============    ===============

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 13.    LEGAL MATTER

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint against the Company in the United States District Court, Southern District of New York. The complaint arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games) on the Company's cable television systems. The complaint alleges a variety of anticompetitive acts. The complaint seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously contest the lawsuit.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision. Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.