Form 10-Q
period 2002-06-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2002-08-14
CIK 784681, 1053112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to ___________

Commission File  Registrant; State of Incorporation;  IRS Employer
Number           Address and Telephone Number         Identification No.
---------------  -----------------------------------  ------------------
1-14764          Cablevision Systems Corporation      11-3415180
                 Delaware
                 1111 Stewart Avenue
                 Bethpage, New York  11714
                 (516) 803-2300

1-9046           CSC Holdings, Inc.                   11-2776686
                 Delaware
                 1111 Stewart Avenue
                 Bethpage, New York  11714
                 (516) 803-2300

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

     Cablevision Systems Corporation      Yes /X/  No / /
     CSC Holdings, Inc.                   Yes /X/  No / /

Number of shares of common stock outstanding as of August 2, 2002:

     Cablevision NY Group Class A Common Stock -  133,351,983
     Cablevision NY Group Class B Common Stock -   42,145,986
     Rainbow Media Group Class A Common Stock -    83,682,540
     Rainbow Media Group Class B Common Stock -    21,072,993
     CSC Holdings, Inc. Common Stock -                  1,000

                          PART I. FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 7.

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

The Company's exposure to changes in equity security prices stems primarily from the AT&T Corp., Charter Communications, Inc., AT&T Wireless Services, Inc., and Adelphia Communications Corporation common stock held by the Company. The Company has entered into prepaid forward contracts to hedge its equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, the Company would be obligated to repay the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. (See Liquidity and Financial Resources - Obligations Under Derivative Contracts for a discussion of the early termination of some of our Adelphia Communications monetization contracts.) The underlying stock and equity collars are carried at fair market value on the Company's consolidated balance sheet and the monetization indebtedness is carried at its accreted value.

FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at June 30, 2002, the carrying value of the Company's fixed rate debt and redeemable preferred stock of $6,001.2 million exceeded its fair value of $4,575.3 million by approximately $1,425.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2002 would increase the estimated fair value of fixed rate debt and redeemable preferred stock instruments by approximately $272.4 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities. Changes in the fair value of these securities are expected to be offset economically by changes in the fair value of the interest rate swap contracts to the extent these securities are hedged.

INTEREST RATE DERIVATIVE CONTRACTS: As of June 30, 2002, the Company had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $1,055.0 million. As of June 30, 2002, the fair market value of these interest rate swap contracts was approximately $19.5 million, a net receivable position, as reflected under derivative contracts in the Company's consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2002 prevailing levels would decrease the fair market value of these contracts by approximately $13.8 million to a net receivable position of $5.7 million.

In addition, the Company had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with its monetization transactions. As of June 30, 2002, such contracts had a fair market value of $177.4 million, a net liability position, reflected as liabilities under derivative contracts in the Company's consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2002 prevailing levels would decrease the fair market value of these contracts by approximately $34.5 million to a liability of $211.9 million.

EQUITY PRICE RISK: As of June 30, 2002, the fair market value and the carrying value of the Company's holdings of AT&T, Charter Communications, AT&T Wireless and Adelphia Communications common stock aggregated $602.5 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $60.3 million. As of June 30, 2002, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of AT&T, Charter Communications, AT&T Wireless and Adelphia Communications aggregated $663.6 million, a net receivable position. The maturities of these prepaid forward contracts, all of which were entered into in 2001, are summarized in the following table:

                              # of Shares
            Security          Deliverable   Maturity
     -----------------------  -----------   --------
     AT&T                      22,130,466       2005
                               22,130,466       2006

     Charter Communications     1,862,229       2005
                                5,586,687       2006
                                3,724,460       2007

     AT&T Wireless              7,121,583       2005
                                7,121,583       2006

     Adelphia Communications    1,010,000       2005

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

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "RMG assets", or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The Company believes the claims are without merit and intends to vigorously contest the lawsuits.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on June 4, 2002.

The following matters were voted upon at the Company's Annual Meeting of
Stockholders:

           ELECTION OF DIRECTORS:

           Class A Directors:
                Charles D. Ferris:                   For:              112,532,957
                                                     Votes withheld:     1,983,975
                Richard H. Hochman:                  For:              112,886,543
                                                     Votes withheld:     1,630,389
                Victor Oristano:                     For:              112,868,297
                                                     Votes withheld:     1,648,635
                Vincent Tese:                        For:              112,732,363
                                                     Votes withheld:     1,784,569

           Class B Directors:
                William J. Bell    Thomas C. Dolan   For:              526,824,825
                Charles F. Dolan   Robert S. Lemle   Votes withheld:             0
                James L. Dolan     Sheila A. Mahony
                Patrick F. Dolan   John Tatta

                Each nominee for election by the Class B common stockholders received the same vote as indicated above.

           RATIFICATION AND APPROVAL OF KPMG LLP

             Class A Common Stock:                For:              136,555,485
                                                  Against:            2,495,662
                                                  Abstain:               68,712

             Class B Common Stock:                For:              526,824,825
                                                  Against:                    0
                                                  Abstain:                    0

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     Cablevision Systems Corporation filed Current Reports on Form 8-K with the Commission on May 1, 2002 and June 26, 2002.

     CSC Holdings, Inc. filed Current Reports on Form 8-K with the Commission on May 1, 2002 and June 26, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                    CABLEVISION SYSTEMS CORPORATION
                                    CSC HOLDINGS, INC

Date:  August 14, 2002              By:  /s/ William J. Bell
                                         ---------------------------------------
                                         William J. Bell as Vice Chairman,
                                         Director and Principal Financial
                                         Officer of Cablevision Systems
                                         Corporation and CSC Holdings, Inc.


Date:  August 14, 2002              By:  /s/ Andrew B. Rosengard
                                         ---------------------------------------
                                         Andrew B.Rosengard as
                                         Executive Vice President, Finance and
                                         Principal Accounting Officer of
                                         Cablevision Systems Corporation and
                                         CSC Holdings, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
           June 30, 2002 (unaudited) and December 31, 2001......................I-1

           Condensed Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 2002 and 2001 (unaudited)........I-3

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2002 and 2001 (unaudited)..................I-4

           Notes to Condensed Consolidated Financial Statements (unaudited).....I-5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................I-27


CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
           June 30, 2002 (unaudited) and December 31, 2001......................II-1

           Condensed Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 2002 and 2001 (unaudited)........II-3

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2002 and 2001 (unaudited)..................II-4

           Notes to Condensed Consolidated Financial Statements (unaudited).....II-5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................II-15

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 June 30,     December 31,
                                                                                   2002          2001
                                                                               ------------   ------------
                                                                                 (unaudited)
ASSETS

Current Assets

  Cash and cash equivalents ................................................   $    224,910   $    107,990
  Accounts receivable trade (less allowance for doubtful accounts of
    $52,389 and $31,244) ...................................................        342,180        335,808
  Notes and other receivables, current .....................................         62,130         73,894
  Inventory, prepaid expenses and other current assets .....................        217,647        223,859
  Feature film inventory, net ..............................................         85,285         71,248
  Advances to affiliates ...................................................         26,841        120,691
  Derivative contracts, current ............................................         13,401          5,378
                                                                               ------------   ------------
    Total current assets ...................................................        972,394        938,868

Property, plant and equipment, net .........................................      4,386,287      4,077,726
Investments in affiliates ..................................................         68,963         78,710
Advances to affiliates, long-term ..........................................        147,183         94,087
Investment securities available-for-sale ...................................             56            158
Investment securities pledged as collateral ................................        602,502      1,527,890
Other investments ..........................................................         20,287         20,483
Notes and other receivables ................................................         85,370         72,744
Derivative contracts .......................................................        669,650        262,317
Other assets ...............................................................         26,441         21,623
Long-term feature film inventory, net ......................................        374,933        344,949
Deferred carriage fees, net ................................................        174,687        178,836
Franchises, net of accumulated amortization of $1,092 and $971,481 .........        732,432        732,313
Affiliation, broadcast and other agreements, net of accumulated amortization
  of $258,721 and $235,182 .................................................        231,468        167,104
Excess costs over fair value of net assets acquired and other intangible
assets, net of accumulated amortization of $199,292 and $997,387 ...........      1,499,727      1,584,967
Deferred financing, acquisition and other costs, net of accumulated
  amortization of $40,875 and $60,687 ......................................        113,766        114,025
                                                                               ------------   ------------
                                                                               $ 10,106,146   $ 10,216,800
                                                                               ============   ============

     See accompanying notes to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                 June 30,     December 31,
                                                                                   2002           2001
                                                                               ------------   ------------
                                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

  Accounts payable .........................................................   $    380,674   $    459,957
  Accrued liabilities ......................................................        816,666        954,201
  Accounts payable to affiliates ...........................................         36,031          6,988
  Feature film and contract obligations ....................................         76,171         64,759
  Current portion of bank debt .............................................         79,570          3,694
  Current portion of capital lease obligations .............................         23,057         30,334
                                                                               ------------   ------------
    Total current liabilities ..............................................      1,412,169      1,519,933

Feature film and contract obligations, long-term ...........................        330,268        315,560
Deferred revenue ...........................................................        114,137        137,228
Deferred tax liability .....................................................              -         66,622
Liabilities under derivative contracts .....................................        177,439        226,295
Other long-term liabilities ................................................        152,426        150,304
Bank debt, long-term .......................................................      1,774,000      1,041,347
Collateralized indebtedness ................................................      1,208,971      1,572,372
Senior notes and debentures ................................................      3,691,309      3,690,845
Subordinated notes and debentures ..........................................        599,091        599,054
Capital lease obligations, long-term .......................................         80,396         73,905
                                                                               ------------   ------------
  Total liabilities ........................................................      9,540,206      9,393,465
                                                                               ------------   ------------
Minority interests .........................................................        854,163        864,947
                                                                               ------------   ------------
Preferred Stock of CSC Holdings, Inc. ......................................      1,544,294      1,544,294
                                                                               ------------   ------------
Commitments and contingencies

Stockholders' deficiency:
  Preferred Stock, $.01 par value, 50,000,000 shares authorized,
    none issued ............................................................              -              -
  CNYG Class A Common Stock, $.01 par value, 800,000,000 shares
    authorized, 133,351,983 and 133,261,950 shares issued and outstanding ..          1,334          1,333
  CNYG Class B Common Stock, $.01 par value, 320,000,000 shares
    authorized, 42,145,986 shares issued and outstanding ...................            421            421
  RMG Class A Common Stock, $.01 par value, 600,000,000 shares
    authorized, 83,682,540 and 73,611,620 shares issued and outstanding ....            837            736
  RMG Class B Common Stock, $.01 par value, 160,000,000 shares
    authorized, 21,072,993 shares issued and outstanding ...................            211            211
  Paid-in capital ..........................................................      1,075,779        974,709
  Accumulated deficit ......................................................     (2,911,099)    (2,563,316)
                                                                               ------------   ------------
  Total stockholders' deficiency ...........................................     (1,832,517)    (1,585,906)
                                                                               ------------   ------------
                                                                               $ 10,106,146   $ 10,216,800
                                                                               ============   ============

     See accompanying notes to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                  Six Months Ended June 30,      Three Months Ended June 30,
                                                ----------------------------   -----------------------------
                                                    2002            2001            2002            2001
                                                ------------    ------------   -------------    ------------
Revenues, net (including retail electronics
  sales of $271,686, $307,070, $132,144 and
  $156,207) ................................    $  2,167,726    $  2,105,072    $  1,065,556    $  1,059,064
                                                ------------    ------------    ------------    ------------
Operating expenses:
  Technical and operating ..................         831,020         829,181         362,316         380,261
  Retail electronics cost of sales .........         221,022         245,439         107,529         124,310
  Selling, general and administrative ......         562,339         555,614         273,198         271,344
  Restructuring charges ....................           4,465               -           4,465               -
  Depreciation and amortization ............         432,291         488,104         221,221         240,158
                                                ------------    ------------    ------------    ------------
                                                   2,051,137       2,118,338         968,729       1,016,073
                                                ------------    ------------    ------------    ------------
    Operating income (loss) ................         116,589         (13,266)         96,827          42,991
                                                ------------    ------------    ------------    ------------
Other income (expense):
  Interest expense .........................        (256,067)       (269,991)       (133,013)       (132,607)
  Interest income ..........................          14,657           9,115          10,761           6,181
  Equity in net loss of affiliates .........         (22,245)        (11,343)        (12,543)         (6,342)
  Gain on sale of cable assets and
    programming interests, net .............               -       2,178,080               -         744,588
  Write-off of deferred financing costs ....            (620)        (12,990)              -          (6,610)
  Impairment charges on investments ........            (213)           (311)           (213)            (58)
  Gain (loss) on investments, net ..........        (925,388)        189,743        (506,938)        (25,089)
  Gain (loss) on derivative contracts, net .         818,075         (13,021)        522,536         (12,056)
  Loss on early extinguishment of debt .....         (17,237)              -         (17,237)              -
  Minority interests .......................        (121,962)       (306,402)        (74,853)       (278,655)
  Miscellaneous, net .......................          (8,434)         (7,038)         (3,727)         (3,887)
                                                ------------    ------------    ------------    ------------
                                                    (519,434)      1,755,842        (215,227)        285,465
                                                ------------    ------------    ------------    ------------
Income (loss) before income taxes ..........        (402,845)      1,742,576        (118,400)        328,456
  Income tax benefit (expense) .............          55,062        (376,211)         20,247         (89,966)
                                                ------------    ------------    ------------    ------------
Net income (loss) ..........................    $   (347,783)   $  1,366,365    $    (98,153)   $    238,490
                                                ============    ============    ============    ============
EARNINGS (LOSS) PER SHARE:

CNYG COMMON STOCK
  Earnings (losses) attributable to common
    stock ..................................    $   (358,374)   $  1,015,086    $   (103,404)   $   (121,740)
                                                ============    ============    ============    ============
  Basic net income (loss) per common share..    $      (2.04)   $       5.80    $       (.59)   $       (.69)
                                                ============    ============    ============    ============
  Basic weighted average common shares (in
    thousands) .............................         175,462         175,119         175,481         175,194
                                                ============    ============    ============    ============
  Diluted net income (loss) per common share    $      (2.04)   $       5.70    $       (.59)   $       (.69)
                                                ============    ============    ============    ============
  Diluted weighted average common shares (in
    thousands) .............................         175,462         178,150         175,481         175,194
                                                ============    ============    ============    ============
RMG COMMON STOCK
  Earnings attributable to common stock ....    $     10,591    $    351,279    $      5,251    $    360,230
                                                ============    ============    ============    ============
  Basic net income per common share ........    $        .11    $       4.01    $        .05    $       4.11
                                                ============    ============    ============    ============
  Basic weighted average common shares (in
    thousands) .............................          95,163          87,571          95,583          87,620
                                                ============    ============    ============    ============
  Diluted net income per common share ......    $        .11    $       3.96    $        .05    $       4.04
                                                ============    ============    ============    ============
  Diluted weighted average common shares (in
    thousands) .............................          96,527          89,203          96,595          89,125
                                                ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   2002          2001
                                                                               ------------   ------------
Cash flows from operating activities:
  Net income (loss) ........................................................   $   (347,783)  $  1,366,365
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ..........................................        432,291        488,104
    Equity in net loss of affiliates .......................................         22,245         11,343
    Minority interests .....................................................         34,704        219,144
    Gain on sale of cable assets and programming interests, net ............              -     (2,178,080)
    Unrealized (gain) loss on investments, net .............................        925,388       (189,743)
    Impairment charges on investments ......................................            213            311
    Write-off of deferred financing costs ..................................            620         12,990
    Unrealized (gain) loss on derivative contracts .........................       (561,086)        13,021
    Realized gain on derivative contracts ..................................       (256,576)             -
    Loss on early extinguishment of debt ...................................         17,237              -
    Amortization of deferred financing, discounts on indebtedness and other
      deferred costs .......................................................         35,407          5,268
    Loss on sale of equipment ..............................................          6,578          1,783
    Tax benefit from exercise of stock options .............................            613         92,529
  Changes in assets and liabilities, net of effects of acquisitions and
    dispositions ...........................................................       (345,215)       (81,509)
                                                                               ------------   ------------
    Net cash used in operating activities ..................................        (35,364)      (238,474)
                                                                               ------------   ------------
Cash flows from investing activities:
  Net proceeds from sale of cable assets and programming interests .........              -      1,118,153
  Capital expenditures .....................................................       (559,712)      (660,280)
  Proceeds from sale of equipment ..........................................          1,378          1,919
  (Increase) decrease in investment securities and other investments .......            196        (15,022)
  Additions to intangible assets ...........................................           (329)          (303)
  Increase in investments in affiliates, net ...............................        (18,260)       (18,849)
                                                                               ------------   ------------
    Net cash provided by (used in) investing activities ....................       (576,727)       425,618
                                                                               ------------   ------------
Cash flows from financing activities:

  Proceeds from bank debt ..................................................      1,327,755      2,159,554
  Repayment of bank debt ...................................................       (519,226)    (3,753,486)
  Issuance of senior notes .................................................              -        996,790
  Issuance of common stock .................................................          2,218          7,084
  Net proceeds from (repayments of) collateralized indebtedness ............        (54,813)       673,635
  Payments on capital lease obligations and other debt .....................        (17,532)       (20,084)
  Additions to deferred financing and other costs ..........................         (9,391)       (45,303)
                                                                               ------------   ------------
    Net cash provided by financing activities ..............................        729,011         18,190
                                                                               ------------   ------------

Net increase in cash and cash equivalents ..................................        116,920        205,334

Cash and cash equivalents at beginning of year .............................        107,990         37,940
                                                                               ------------   ------------
Cash and cash equivalents at end of period .................................   $    224,910   $    243,274
                                                                               ============   ============

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

NOTE 2.    RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2002 and 2001 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

During the six months ended June 30, 2002 and 2001, the Company's non-cash investing and financing activities and other supplemental data were as follows:

                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                   2002           2001
                                                                               ------------   ------------
Non-Cash Investing and Financing Activities:
  Capital lease obligations ................................................   $     16,746   $      1,525
  Receipt of marketable securities in connection with the sale of cable
    assets .................................................................              -        893,500
  Issuance of RMG Class A common stock in exchange for a portion of NBC's
    interest in Rainbow Media Holdings .....................................         98,514         48,742

Supplemental Data:
  Cash interest paid .......................................................        248,321        255,163
  Income taxes paid (refunded), net ........................................        (23,289)        35,321

CNYG's non-cash investing and financing activities and other supplemental data are presented below:

                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                  2002           2001
                                                                               ------------   ------------
Non-Cash Investing and Financing Activities:
  Capital lease obligations ................................................   $     16,746   $      1,525
  Receipt of marketable securities in connection with the sale of cable
    assets .................................................................              -        893,500
  Equity method investment activity attributed to RMG ......................              -         (6,517)
  Payments by CNYG on indebtedness attributed to RMG .......................              -        (20,576)
  Payments of interest attributed to RMG ...................................              -         (7,790)
  Payments of stock plan obligations attributed to RMG .....................              -         (9,184)
  Attributed intangible assets in connection with NBC's exchange of an interest in Rainbow Media Holdings for RMG Class A common stock, net
    of taxes ...............................................................         (1,883)        26,742
  Contribution of feature film inventory from CNYG to RMG ..................              -         (4,332)
  Other net contributions from RMG .........................................              -          1,034

Supplemental Data:
  Cash interest paid .......................................................        244,530        247,701
   Income taxes paid (refunded), net .......................................        (17,356)        35,321

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

RMG's non-cash investing and financing activities and other supplemental data are presented below:

                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                  2002           2001
                                                                               ------------   ------------
Non-Cash Investing and Financing Activities:
  Equity method investment activity attributed to RMG ......................   $          -   $      6,517
  Payments by CNYG on indebtedness attributed to RMG .......................              -         20,576
  Payments by CNYG of interest attributed to RMG ...........................              -          7,790
  Payments by CNYG of stock plan obligations attributed to RMG .............              -          9,184
  Attributed intangible assets in connection with NBC's exchange of an interest in Rainbow Media Holdings for RMG Class A common stock, net of
    taxes ..................................................................          8,034         14,234
  Contribution of feature film inventory from CNYG to RMG ..................              -          4,332
  Other net distributions to CNYG ..........................................              -         (1,034)

Supplemental Data:
  Cash interest paid .......................................................          3,791          7,462
  Income taxes paid (refunded), net ........................................         (5,933)             -

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

In 2002, NBC-Rainbow Holding, Inc. exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The acquisition of the 5.0% and the 3.1% minority interest in 2002 and 2001, respectively, was accounted for as a purchase. The excess of the purchase price over the net book value of assets acquired of approximately $118,911 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

                                            Useful                                   Total
                                             Life           RMG          CNYG       Company
                                         -------------   ----------   ----------   ----------
Property and equipment ...............      10 years     $      482   $      217   $      699
                                                         ==========   ==========   ==========
AMORTIZED INTANGIBLE ASSETS:
  Affiliation agreements .............      10 years     $   70,313   $    7,319   $   77,632
  Broadcast rights ...................      10 years          5,792        4,478       10,270
  Other intangibles ..................   7 to 10 years       15,915        2,773       18,688
                                                         ----------   ----------   ----------
                                                         $   92,020   $   14,570   $  106,590
                                                         ==========   ==========   ==========
UNAMORTIZED INTANGIBLE ASSETS:
  Excess costs over the fair value of
    net assets acquired ..............                   $        -   $   11,622   $   11,622
                                                         ==========   ==========   ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

NOTE 7.    RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill and intangible assets that were determined to have an indefinite useful life and that had been acquired in a purchase business combination. The Company did not record any impairment charges in connection with the implementation of Statement 142.

Summarized below is pro forma net income and basic and diluted earnings per share for the three and six months ended June 30, 2001 for each of CNYG and RMG as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

                                                            CNYG                           CNYG
                                                  ----------------------------   ---------------------------
                                                      For the Six Months            For the Three Months
                                                         Ended June 30,                Ended June 30,
                                                  ----------------------------   ---------------------------
                                                       2002           2001           2002           2001
                                                  -------------   ------------   ------------   ------------
NET INCOME (LOSS):
Net income (loss) attributed to common stock,
  as reported ..................................   $   (358,374)  $  1,015,086   $   (103,404)  $   (121,740)
    Goodwill and franchise amortization,
    net of taxes ...............................              -         75,119              -         29,960
                                                  -------------   ------------   ------------   ------------
Adjusted net income (loss) attributed to
  common stock .................................   $   (358,374)  $  1,090,205   $   (103,404)  $    (91,780)
                                                  =============   ============   ============   ============

BASIC NET INCOME (LOSS) PER SHARE:
Net income (loss) attributed to common stock,
  as reported ..................................   $      (2.04)  $       5.80   $      (0.59)  $      (0.69)
    Goodwill and franchise amortization,
    net of taxes ...............................              -           0.43              -           0.17
                                                  -------------   ------------   ------------   ------------
Adjusted net income (loss) attributed to
  common stock .................................   $      (2.04)  $       6.23   $      (0.59)  $      (0.52)
                                                  =============   ============   ============   ============

DILUTED NET INCOME (LOSS) PER SHARE:
Net income (loss) attributed to common stock,
  as reported ..................................   $      (2.04)  $       5.70   $      (0.59)  $      (0.69)
    Goodwill and franchise amortization,
    net of taxes ...............................              -           0.42              -            .17
                                                  -------------   ------------   ------------   ------------
Adjusted net income (loss) attributed to
   common stock ................................   $      (2.04)  $       6.12   $      (0.59)  $      (0.52)
                                                  =============   ============   ============   ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                              RMG                           RMG
                                                  ----------------------------   ---------------------------
                                                      For the Six Months            For the Three Months
                                                         Ended June 30,                Ended June 30,
                                                  ----------------------------   ---------------------------
                                                       2002           2001           2002           2001
                                                  -------------   ------------   ------------   ------------
NET INCOME:
Net income attributed to common stock, as
  reported .....................................   $     10,591   $    351,279   $      5,251   $    360,230
    Goodwill amortization, net of taxes ........              -            691              -            322
                                                  -------------   ------------   ------------   ------------
Adjusted net income attributed to common stock..   $     10,591   $    351,970   $      5,251   $    360,552
                                                  =============   ============   ============   ============

BASIC NET INCOME PER SHARE:
Net income attributed to common stock, as
  reported .....................................   $       0.11   $       4.01   $       0.05   $       4.11
    Goodwill amortization, net of taxes ........              -            .01              -              -
                                                  -------------   ------------   ------------   ------------
Adjusted net income attributed to common stock..   $       0.11   $       4.02   $       0.05   $       4.11
                                                  =============   ============   ============   ============

DILUTED NET INCOME PER SHARE:
Net income attributed to common stock, as
  reported .....................................   $       0.11   $       3.96   $       0.05   $       4.04
    Goodwill amortization, net of taxes ........              -            .01              -              -
                                                  -------------   ------------   ------------   ------------
Adjusted net income attributed to common stock..   $       0.11   $       3.97   $       0.05   $       4.04
                                                  =============   ============   ============   ============

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

Effective January 1, 2002, the Company adopted the provisions of the FASB's Emerging Issues Task Force, EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

the Company reclassified the amortization of its deferred carriage fees as a reduction to revenues, net. This reclassification has been made for the comparable 2001 period. The amortization of deferred carriage fees shown on the balance sheet was previously included in operating expenses, which were correspondingly reduced.

NOTE 8.    INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at June 30, 2002.

                                                                                    Total
                                                       CNYG           RMG          Company
                                                   ------------   ------------   ------------
GROSS CARRYING AMOUNT OF
  AMORTIZED INTANGIBLE ASSETS:
  Franchises ...................................   $      1,676   $          -   $      1,676
  Affiliation agreements .......................         57,527        288,253        345,780
  Broadcast rights .............................         38,478         63,005        101,483
  Player contracts .............................         42,926              -         42,926
  Other intangibles ............................        171,913         22,952        194,865
                                                   ------------   ------------   ------------
                                                        312,520        374,210        686,730
                                                   ------------   ------------   ------------
ACCUMULATED AMORTIZATION:
  Franchises ...................................          1,092              -          1,092
  Affiliation agreements .......................         32,599        143,436        176,035
  Broadcast rights .............................         29,568         18,957         48,525
  Player contracts .............................         34,161              -         34,161
  Other intangibles ............................         31,432          3,599         35,031
                                                   ------------   ------------   ------------
                                                        128,852        165,992        294,844
                                                   ------------   ------------   ------------
UNAMORTIZED INTANGIBLE ASSETS:
  Franchises ...................................        731,848              -        731,848
  Excess costs over the fair value of net assets
    acquired ...................................      1,312,866         27,027      1,339,893
                                                   ------------   ------------   ------------
                                                      2,044,714         27,027      2,071,741
                                                   ------------   ------------   ------------
    Total intangibles ..........................   $  2,228,382   $    235,245   $  2,463,627
                                                   ============   ============   ============

AGGREGATE AMORTIZATION EXPENSE:
  Six months ended June 30, 2002 ...............   $      8,831   $     17,633   $     26,464

ESTIMATED AMORTIZATION EXPENSE:
  Year ending December 31, 2002 ................         16,081         34,618         50,699
  Year ending December 31, 2003 ................         14,231         35,936         50,167
  Year ending December 31, 2004 ................          8,997         29,849         38,846
  Year ending December 31, 2005 ................          5,000         21,319         26,319
  Year ending December 31, 2006 ................          1,437         21,319         22,756

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the six months ended June 30, 2002 are as follows:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                             Tele-                                                        Total
                                         communications       MSG            RMG           Other         Company
                                         --------------   ------------   ------------   ------------   ------------
EXCESS COSTS OVER THE FAIR VALUE OF
  NET ASSETS ACQUIRED:
Balance as of December 31, 2001 ......   $      206,971   $  1,078,646   $    112,509   $     41,347   $  1,439,473
  Excess costs over the fair value
    of net assets acquired, net of
    taxes ............................                -              -        (23,308)        (4,177)       (27,485)
  Reclassification as a result of
    independent appraisal ............                -              -        (62,174)        (9,921)       (72,095)
                                         --------------   ------------   ------------   ------------   ------------
Balance as of June 30, 2002 ..........   $      206,971   $  1,078,646   $     27,027   $     27,249   $  1,339,893
                                         ==============   ============   ============   ============   ============

NOTE 9.    DEBT

In March 2002, Rainbow Media Group, LLC, a wholly owned subsidiary of Rainbow Media Holdings, entered into a $400,000 revolving credit facility with a group of banks which matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004. This revolving credit facility contains certain financial covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

In March 2002, American Movie Classics Company and Bravo Company, subsidiaries of Rainbow Media Holdings attributed to the Rainbow Media Group, entered into a $200,000 revolving credit facility with a group of banks. The facility matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005) and requires commitment reductions beginning in the third quarter of 2004. The facility amended and restated the previously existing American Movie Classics $200,000 revolving credit facility. The American Movie Classics/Bravo revolving credit facility contains certain financial covenants that may limit the ability of American Movie Classics/Bravo to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

NOTE 10.   COLLATERALIZED INDEBTEDNESS AND DERIVATIVE CONTRACTS

In May 2002, due to certain events relating to Adelphia Communications Corporation, the Company received early termination notices from its bank counterparties pursuant to certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a significant gain position. The Company made cash payments aggregating $54,813, representing the difference between the redemption value of the collateralized indebtedness and the fair market value of the prepaid equity forward contracts as of the early termination date, and 9.79 million shares of Adelphia Communications common stock that were held as collateral were returned to the Company. In connection with the early termination, the Company recognized a loss of $17,237, representing the difference between the carrying value and the redemption value of the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

collateralized indebtedness, which is reflected as a loss on the early extinguishment of debt in the accompanying consolidated statement of operations.

NOTE 11.   INCOME TAXES

Prior to June 29, 2002, the operations of the businesses attributed to CNYG were included in two consolidated federal income tax returns; one consolidated return included the telecommunications and retail operations, and the second consolidated return included all companies owned by Rainbow Media Holdings. The operations of the businesses attributed to RMG were included in the consolidated federal income tax return filed by Rainbow Media Holdings.

In connection with the exchange of equity securities by NBC described in Note 6, the Company recorded a deferred tax liability of approximately $42,000 in accordance with the purchase method of accounting. Pursuant to such exchange, the Company will begin to file one consolidated federal income tax return effective June 29, 2002. As a result of the consolidation of Rainbow Media Holdings for federal tax purposes, the valuation allowance and excess costs over fair value of net assets acquired were reduced by approximately $91,000.

Tax rules impose restrictions on the ability of the companies to utilize each others' tax attributes. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.

CNYG
The income tax benefit for the six months ended June 30, 2002 of $73,984 differs from the income tax benefit derived from applying the statutory rate principally due to an increase in the valuation allowance of approximately $74,850 taken against deferred tax assets attributable to Cablevision's telecommunications and retail operations. CNYG considers the ability to have a portion of its future deductible temporary differences offset against future taxable temporary differences of RMG as positive evidence of the realizability of the deferred tax assets.

RMG
Income tax expense of $18,922 for the six months ended June 30, 2002 was a direct result of pre-tax income, partially offset by the realization of a tax attribute made possible by a recent federal law change.

NOTE 12.   RESTRUCTURING

In December 2001, the Company recorded restructuring charges of $56,442 which included expenses of approximately $21,018 associated with the elimination of approximately 600 positions (primarily in corporate, administrative and infrastructure functions across various business units of the Company) and estimated expenses of approximately $35,424 associated

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

with facility realignment and other related costs. The following table summarizes the accrued restructuring liability at June 30, 2002.

                                             CNYG                        RMG               Total Company
                                 -----------------------------   ----------------   ----------------------------
                                                  Facility           Facility                       Facility
                                  Employee     Realignment and    Realignment and   Employee     Realignment and
                                  Severance      Other Costs         Other Costs    Severance      Other Costs
                                 ----------    ---------------   ----------------   ----------   ---------------
Balance at December 31, 2001.    $  21,018     $        23,754   $        11,670    $  21,018    $       35,424
  Additional charges.........        4,465                   -                 -        4,465                 -
  Payments...................       (9,472)             (3,154)           (1,787)      (9,472)           (4,941)
                                 ----------    ---------------   ----------------   -----------   --------------
 Balance at June 30, 2002.....   $  16,011     $        20,600   $         9,883    $  16,011     $      30,483
                                 ==========    ===============   ================   ===========   ==============

NOTE 13.   SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, stock plan income or expense, long-term incentive plan income or expense and restructuring charges).

                                              Six Months Ended June 30,    Three Months Ended June 30,
                                             ---------------------------   ---------------------------
                                                 2002           2001           2002           2001
                                             ------------   ------------   ------------   ------------
REVENUES, NET
Telecommunication Services ...............   $  1,196,510   $  1,116,003   $    603,450   $    573,016
Madison Square Garden ....................        360,901        398,305        153,804        181,406
Retail Electronics .......................        271,686        307,070        132,144        156,207
All Other ................................         27,861         14,610         21,317          7,217
                                             ------------   ------------   ------------   ------------
  Cablevision NY Group ...................      1,856,958      1,835,988        910,715        917,846
Rainbow Media Group ......................        319,737        277,484        159,286        144,870
Eliminations .............................         (8,969)        (8,400)        (4,445)        (3,652)
                                             ------------   ------------   ------------   ------------
    Total ................................   $  2,167,726   $  2,105,072   $  1,065,556   $  1,059,064
                                             ============   ============   ============   ============

ADJUSTED OPERATING CASH FLOW
Telecommunication Services ...............   $    462,057   $    438,078   $    239,939   $    223,517
Madison Square Garden ....................         61,630         55,080         51,618         39,712
Retail Electronics .......................        (40,400)       (32,204)       (19,761)       (14,812)
All Other ................................        (50,352)       (53,063)       (22,948)       (28,008)
                                             ------------   ------------   ------------   ------------
  Cablevision NY Group ...................        432,935        407,891        248,848        220,409

Rainbow Media Group ......................         75,654         60,070         40,819         33,983
                                             ------------   ------------   ------------   ------------
    Total ................................   $    508,589   $    467,961   $    289,667   $    254,392
                                             ============   ============   ============   ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                               Six Months Ended June 30,    Three Months Ended June 30,
                                              ---------------------------   ---------------------------
                                                  2002           2001           2002           2001
                                              ------------   ------------   ------------   ------------
REVENUES, NET
Total revenue for reportable segments .....   $  2,148,834   $  2,098,862   $  1,048,684   $  1,055,499
Other revenue and intersegment eliminations         18,892          6,210         16,872          3,565
                                              ------------   ------------   ------------   ------------
  Total consolidated revenue ..............   $  2,167,726   $  2,105,072   $  1,065,556   $  1,059,064
                                              ============   ============   ============   ============

ADJUSTED OPERATING CASH FLOW TO INCOME
  (LOSS) BEFORE INCOME TAXES
Total adjusted operating cash flow for
  reportable segments .....................   $    558,941   $    521,024   $    312,615   $    282,400
Other adjusted operating cash flow deficit         (50,352)       (53,063)       (22,948)       (28,008)
Items excluded from adjusted operating cash
  flow:
  Depreciation and amortization ...........       (432,291)      (488,104)      (221,221)      (240,158)
  Stock plan income .......................         56,837         20,101         38,823         38,958
  Long-term incentive plan expense ........        (12,081)       (13,224)        (5,977)       (10,201)
  Restructuring charges ...................         (4,465)             -         (4,465)             -
  Interest expense ........................       (256,067)      (269,991)      (133,013)      (132,607)
  Interest income .........................         14,657          9,115         10,761          6,181
  Equity in net loss of affiliates ........        (22,245)       (11,343)       (12,543)        (6,342)
  Gain on sale of cable assets and
     programming interests, net ...........              -      2,178,080              -        744,588
  Write-off of deferred financing costs ...           (620)       (12,990)             -         (6,610)
  Impairment charges on investments .......           (213)          (311)          (213)           (58)
  Gain (loss) on investments, net .........       (925,388)       189,743       (506,938)       (25,089)
  Gain (loss) on derivative contracts, net         818,075        (13,021)       522,536        (12,056)
  Loss on early extinguishment of debt ....        (17,237)             -        (17,237)             -
  Minority interests ......................       (121,962)      (306,402)       (74,853)      (278,655)
  Miscellaneous, net ......................         (8,434)        (7,038)        (3,727)        (3,887)
                                              ------------   ------------   ------------   ------------
    Income (loss) before income taxes .....   $   (402,845)  $  1,742,576   $   (118,400)  $    328,456
                                              ============   ============   ============   ============

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 14.   LEGAL MATTERS

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

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "RMG assets", or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The Company believes the claims are without merit and intends to vigorously contest the lawsuits.

NOTE 15.   COMBINING FINANCIAL INFORMATION

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

RMG represents a combination of certain assets, liabilities and businesses owned by Cablevision, consisting of: (i) interests in five nationally-distributed entertainment programming networks, (ii) interests in five regional Fox Sports Net networks outside of the New York metropolitan area, (iii) an interest in National Sports Partners, which owns and distributes Fox Sports Net, (iv) an interest in National Advertising Partners, which provides advertising representation services to all of the Fox Sports Net networks, (v) Rainbow Network Communications, a full service network programming origination and distribution company and (vi) certain developmental activities of Cablevision's Rainbow Media Holdings subsidiary, including Sterling Digital.

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

Amounts in the combined financial statements of CNYG and RMG presented below reflect Cablevision's basis in the net assets of the combined businesses. However, minority interests in the net assets and in the results of operations of these businesses are not reflected. Such minority interests are recorded in the consolidated financial statements of Cablevision. However, the combined statements of operations of CNYG and RMG presented below include the amount of net income or loss attributable to parties other than Cablevision shareholders. Such amounts represent the allocation of minority interests which are presented in Cablevision's consolidated financial statements, in the net income or loss of CNYG and RMG.

The combined financial data of RMG and CNYG reflects the application of certain allocation and cash management policies of Cablevision. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the stockholders. Any such changes adopted by the board of directors would be made based upon its good faith business

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)
                                  (continued)

judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, as there are no company-specific or comparable industry benchmarks with which to make such estimates.

In August 2002, Cablevision's board of directors approved the exchange of Rainbow Media Group common stock for shares of Cablevision NY Group common stock pursuant to the terms of Cablevision's certificate of incorporation. Each share of Rainbow Media Group common stock will be exchanged for 1.19093 shares of Cablevision NY Group common stock on August 20, 2002.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)
                                  (continued)

                     COMBINING CONDENSED BALANCE SHEET DATA
                                  June 30, 2002

                                                                                   Adjustments/
                                                     CNYG              RMG         Eliminations       Cablevision
                                                 -----------      -----------      ------------       ------------
ASSETS

Current Assets

 Cash and cash equivalents....................   $    37,451      $   187,459      $         -        $    224,910
 Accounts receivable trade (less allowance
   for doubtful accounts of $21,714, $30,675
   and $52,389)...............................       222,306          119,874                -             342,180
 Notes and other receivables, current.........        50,262           11,868                               62,130
 Inventory, prepaid expenses and other
   current assets.............................       199,327           18,320                -             217,647
 Feature film inventory, net..................           328           84,957                -              85,285
 Advances to affiliates.......................        44,773            2,198          (20,130)             26,841
 Derivative contracts, current................        13,401                -                -              13,401
                                                 -----------      -----------      ------------       ------------
   Total current assets.......................       567,848          424,676          (20,130)            972,394
Property, plant and equipment, net............     4,325,883           60,404                -           4,386,287
Investments in affiliates.....................        24,085           50,382           (5,504)             68,963
Advances to affiliates, long-term.............       255,020           50,418         (158,255)            147,183
Investment securities available-for-sale......             -               56                -                  56
Investment securities pledged as collateral...       602,502                -                -             602,502
Other investments.............................        20,287                -                -              20,287
Notes and other receivables...................        85,370                -                -              85,370
Derivative contracts..........................       669,650                -                -             669,650
Other assets.................................         14,515           11,926                -              26,441
Long-term feature film inventory, net.........           354          374,579                -             374,933
Deferred tax asset............................       187,166                -         (187,166)                  -
Deferred carriage fees, net...................             -          174,687                -             174,687
Franchises, net of accumulated amortization of
 $1,092.......................................       732,432                -                -             732,432
Affiliation, broadcast and other agreements,
 net of accumulated amortization of $96,328,
 $162,393 and $258,721........................        42,603          188,865                -             231,468
Excess costs over fair value of net assets
 acquired and other intangible assets, net
 of accumulated amortization of $195,693,
 $3,599 and $199,292..........................     1,453,347           46,380                -           1,499,727
Deferred financing, acquisition and other
 costs, net of accumulated amortization of
 $36,728, $4,147 and $40,875..................       104,864            8,902                -             113,766
                                                 -----------      -----------      --------------     ------------
                                                 $ 9,085,926      $ 1,391,275      $  (371,055)       $ 10,106,146
                                                 ===========      ===========      ==============     ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                 COMBINING CONDENSED BALANCE SHEET DATA (Cont'd)
                                  June 30, 2002

                                                                                   Adjustments/
                                                     CNYG              RMG         Eliminations       Cablevision
                                                  ----------      -----------      ------------       ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

 Accounts payable.............................    $  355,812      $    24,862      $         -        $    380,674
 Accrued liabilities..........................       739,872           76,794                -             816,666
 Accounts payable affiliates..................        33,714           22,447          (20,130)             36,031
 Feature film and contract obligations........         6,837           69,334                -              76,171
 Current portion of bank debt.................        79,570                -                -              79,570
 Current portion of capital lease obligations         17,841            5,216                -              23,057
                                                  ----------      -----------      ------------       ------------
   Total current liabilities..................     1,233,646          198,653          (20,130)          1,412,169
Feature film and contract obligations,
 long-term....................................        57,601          272,667                -             330,268
Accounts payable affiliates, long-term........        50,418          107,837         (158,255)                  -
Deferred revenue..............................       106,915            7,222                -             114,137
Deferred tax liability........................             -          187,166         (187,166)                  -
Liabilities under derivative contracts........       177,439                -                -             177,439
Other long-term liabilities...................       152,426                -                -             152,426
Bank debt, long-term..........................     1,660,000          114,000                -           1,774,000
Collateralized indebtedness...................     1,208,971                -                -           1,208,971
Senior notes and debentures...................     3,691,309                -                -           3,691,309
Subordinated notes and debentures ............       599,091                -                -             599,091
Capital lease obligations, long-term..........        62,604           17,792                -              80,396
                                                  ----------      -----------      ------------       ------------
 Total liabilities............................     9,000,420          905,337         (365,551)          9,540,206

Deficit investments...........................             -            5,504           (5,504)                  -

Minority interests............................             -                -          854,163             854,163

Preferred Stock of CSC Holdings, Inc..........     1,544,294                -                -           1,544,294

Commitments and contingencies

Total stockholders' deficiency................    (1,458,788)         480,434         (854,163)         (1,832,517)
                                                  ----------      -----------      ------------       ------------
                                                  $9,085,926      $ 1,391,275      $  (371,055)       $ 10,106,146
                                                  ==========      ===========      ============       ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                     COMBINING CONDENSED BALANCE SHEET DATA
                                December 31, 2001


                                                                                   Adjustments/
                                                     CNYG              RMG         Eliminations       Cablevision
                                                 -----------      -----------      ------------       ------------
ASSETS

Current Assets

 Cash and cash equivalents....................   $    55,842      $    52,148      $         -        $    107,990
 Accounts receivable trade (less allowance
   for doubtful accounts of $24,328, $6,916
   and $31,244)...............................       225,005          110,803                -             335,808
 Notes and other receivables, current.........        61,725           12,169                -              73,894
 Inventory, prepaid expenses and other
   current assets.............................       210,066           13,793                -             223,859
 Feature film inventory, net..................           461           70,787                -              71,248
 Advances to affiliates.......................       227,620           92,930         (199,859)            120,691
 Derivative contracts, current................         5,378                -                -               5,378
                                                 -----------      -----------      ------------       ------------
   Total current assets.......................       786,097          352,630         (199,859)            938,868
Property, plant and equipment, net............     4,014,942           62,784                -           4,077,726
Investments in affiliates.....................        30,520           48,355             (165)             78,710
Advances to affiliates, long-term.............        94,087                -                -              94,087
Investment securities available-for-sale......             -              158                -                 158
Investment securities pledged as collateral...     1,527,890                -                -           1,527,890
Other investments.............................        20,483                -                -              20,483
Notes and other receivables...................        72,744                -                -              72,744
Derivative contracts..........................       262,317                -                -             262,317
Other assets..................................         9,421           12,202                -              21,623
Long-term feature film inventory, net.........             -          344,949                -             344,949
Deferred tax asset............................        77,597                -          (77,597)                  -
Deferred carriage fees, net...................             -          178,836                -             178,836
Net assets held for sale......................             -                -                -                   -
Franchises, net of accumulated amortization of
   $971,481.................................         732,313                -                -             732,313
Affiliation, broadcast and other agreements,
   net of accumulated amortization of $88,549,
   $146,633 and $235,182......................        38,586          128,518                -             167,104
Excess costs over fair value of net assets
   acquired and other intangible assets, net
   of accumulated amortization of $950,491,
   $46,896 and $997,387.......................     1,468,169          116,798                -           1,584,967
Deferred financing, acquisition and other
   costs, net of accumulated amortization of
   $55,590, $5,097 and $60,687................       112,573            1,452                -             114,025
                                                 -----------      -----------      ------------       ------------
                                                 $ 9,247,739      $ 1,246,682      $  (277,621)       $ 10,216,800
                                                 ===========      ===========      ============       ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                     COMBINING CONDENSED BALANCE SHEET DATA (Cont'd)
                                December 31, 2001

                                                                                   Adjustments/
                                                    CNYG              RMG          Eliminations       Cablevision
                                                 -----------      -----------      ------------       ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

 Accounts payable.............................   $   419,934      $    40,023      $         -        $    459,957
 Accrued liabilities..........................       861,441           92,760                -             954,201
 Accounts payable affiliates..................        55,542          151,305         (199,859)              6,988
 Feature film and contract obligations........         6,922           57,837                -              64,759
 Current portion of bank debt.................         3,694                -                -               3,694
 Current portion of capital lease
   obligations................................        25,367            4,967                -              30,334
                                                 -----------      -----------      ------------       ------------
   Total current liabilities..................     1,372,900          346,892         (199,859)          1,519,933
Feature film and contract obligations,
  long-term...................................        60,989          254,571                -             315,560
Deferred revenue..............................       131,436            5,792                -             137,228
Deferred tax liability........................             -          144,219          (77,597)             66,622
Liabilities under derivative contracts........       226,295                -                -             226,295
Other long-term liabilities...................       150,304                -                -             150,304
Bank debt, long-term..........................     1,041,347                -                -           1,041,347
Collateralized indebtedness...................     1,572,372                -                -           1,572,372
Senior notes and debentures...................     3,690,845                -                -           3,690,845
Subordinated notes and debentures ............       599,054                -                -             599,054
Capital lease obligations, long-term..........        53,441           20,464                -              73,905
                                                 -----------      -----------      ------------       ------------
 Total liabilities............................     8,898,983          771,938         (277,456)          9,393,465

Deficit investments...........................             -              165             (165)                  -

Minority interests............................             -                -          864,947             864,947

Preferred Stock of CSC Holdings, Inc..........     1,544,294                -                -           1,544,294

Commitments and contingencies

Total stockholders' deficiency................    (1,195,538)         474,579         (864,947)         (1,585,906)
                                                 -----------      -----------      ------------       ------------
                                                 $ 9,247,739      $ 1,246,682        $(277,621)       $ 10,216,800
                                                 ===========      ===========      ============       ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                      COMBINING RESULTS OF OPERATIONS DATA

                                                                    Three Months Ended June 30, 2002
                                                        --------------------------------------------------------
                                                                                      Adjustments/
                                                           CNYG            RMG        Eliminations   Cablevision
                                                        ----------     -----------    ------------   -----------
Revenues, net........................................   $  910,715     $   159,286    $    (4,445)   $1,065,556
                                                        ----------     ------------  -------------   -----------
Operating expenses:
  Technical and operating............................      303,802          62,959         (4,445)      362,316
  Retail electronics cost of sales...................      107,529               -              -       107,529
  Selling, general and administrative................      214,355          44,106         14,737       273,198
  Restructuring charges..............................        4,465               -              -         4,465
  Corporate general and administrative allocation....        8,582           6,155        (14,737)            -
  Depreciation and amortization......................      209,028          12,193              -       221,221
                                                        ----------     ------------  -------------   -----------
                                                           847,761         125,413         (4,445)      968,729
                                                        ----------     ------------  -------------   -----------
Operating income.....................................       62,954          33,873              -        96,827
                                                        ----------     ------------  -------------   -----------

Other income (expense):
  Interest income (expense), net.....................     (119,847)         (2,405)             -      (122,252)
  Equity in net income (loss) of affiliates .........      (18,270)          5,727              -       (12,543)
  Gain (loss) on sale of cable assets and programming
    interests, net...................................            -               -              -             -
  Write-off of deferred financing costs..............            -               -              -             -
  Impairment charges on investments..................         (111)           (102)             -          (213)
  Gain (loss) on investments, net...................      (506,938)              -              -      (506,938)
  Gain (loss) on derivative contracts, net...........      522,536               -              -       522,536
  Loss on early extinguishment of debt...............      (17,237)              -              -       (17,237)
  Minority interests.................................            -               -        (74,853)      (74,853)
  Miscellaneous, net.................................       (3,778)             51              -        (3,727)
                                                        ----------     ------------  -------------   -----------
                                                          (143,645)          3,271        (74,853)     (215,227)
                                                        ----------     ------------  -------------   -----------
Income (loss) before income taxes....................      (80,691)         37,144        (74,853)     (118,400)
   Income tax benefit (expense)......................       37,873         (17,626)             -        20,247
                                                        ----------     ------------  -------------   -----------
Net income (loss)....................................      (42,818)         19,518        (74,853)      (98,153)
  Dividend requirement applicable to Preferred Stock.      (43,629)              -         43,629             -
                                                        ----------     ------------  -------------   -----------
Net income (loss) applicable to common shareholders..      (86,447)         19,518        (31,224)      (98,153)
Net income or loss attributed to parties other than
  Cablevision shareholders...........................      (16,957)        (14,267)        31,224             -
                                                        ----------     ------------  -------------   -----------
Net income (loss) attributed to Cablevision
  shareholders.......................................   $ (103,404)    $     5,251    $         -    $  (98,153)
                                                        ==========     ============  =============   ===========
                                                                      Three Months Ended June 30, 2001
                                                        --------------------------------------------------------
                                                                                      Adjustments/
                                                            CNYG           RMG        Eliminations   Cablevision
                                                        -----------    -----------    ------------   -----------
Revenues, net........................................    $  917,846     $  144,870      $   (3,652)   $1,059,064
                                                        -----------    -----------    ------------   -----------
Operating expenses:
  Technical and operating............................       326,393         57,520          (3,652)      380,261
  Retail electronics cost of sales...................       124,310              -               -       124,310
  Selling, general and administrative................       213,771         46,887          10,686       271,344
  Restructuring charges..............................             -              -               -             -
  Corporate general and administrative allocation....         8,621          2,065         (10,686)            -
  Depreciation and amortization......................       229,600         10,558               -       240,158
                                                        -----------    -----------    ------------   -----------
                                                            902,695        117,030          (3,652)    1,016,073
                                                        -----------    -----------    ------------   -----------
Operating income.....................................        15,151         27,840               -        42,991
                                                        -----------    -----------    ------------   -----------

Other income (expense):
  Interest income (expense), net.....................      (127,025)           599               -      (126,426)
  Equity in net income (loss) of affiliates .........       (10,824)         4,482               -        (6,342)
  Gain (loss) on sale of cable assets and programming
    interests, net...................................        (1,714)       746,302               -       744,588
  Write-off of deferred financing costs..............        (6,610)             -               -        (6,610)
  Impairment charges on investments..................             -            (58)              -           (58)
  Gain (loss) on investments, net...................        (25,089)             -               -       (25,089)
  Gain (loss) on derivative contracts, net...........       (12,056)             -               -       (12,056)
  Loss on early extinguishment of debt...............             -              -               -             -
  Minority interests.................................             -              -        (278,655)     (278,655)
  Miscellaneous, net.................................        (3,911)            24               -        (3,887)
                                                        -----------    -----------    ------------   -----------
                                                           (187,229)       751,349        (278,655)      285,465
                                                        -----------    -----------    ------------   -----------
Income (loss) before income taxes....................      (172,078)       779,189        (278,655)      328,456
   Income tax benefit (expense)......................       126,613       (216,579)              -       (89,966)
                                                        -----------    -----------    ------------   -----------
Net income (loss)....................................       (45,465)       562,610        (278,655)      238,490
  Dividend requirement applicable to Preferred Stock.       (43,629)             -          43,629             -
                                                        -----------    -----------    ------------   -----------
Net income (loss) applicable to common shareholders..       (89,094)       562,610        (235,026)      238,490
Net income or loss attributed to parties other than
  Cablevision shareholders...........................       (32,646)      (202,380)        235,026             -
                                                        -----------    -----------    ------------   -----------
Net income (loss) attributed to Cablevision
  shareholders.......................................    $ (121,740)    $  360,230      $        -    $  238,490
                                                        ===========    ===========    ============   ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                      COMBINING RESULTS OF OPERATIONS DATA

                                                                     Six Months Ended June 30, 2002
                                                       ---------------------------------------------------------
                                                                                      Adjustments/
                                                           CNYG            RMG        Eliminations   Cablevision
                                                       -----------     -----------    ------------   -----------
Revenues, net........................................  $ 1,856,958     $   319,737    $    (8,969)   $2,167,726
                                                       -----------     -----------    ------------   -----------
Operating expenses:
  Technical and operating............................      711,287         128,702         (8,969)      831,020
  Retail electronics cost of sales...................      221,022               -              -       221,022
  Selling, general and administrative................      421,391          93,795         47,153       562,339
  Restructuring charges..............................        4,465               -              -         4,465
  Corporate general and administrative allocation....       31,803          15,350        (47,153)            -
  Depreciation and amortization......................      407,035          25,256              -       432,291
                                                       -----------     -----------    ------------   -----------
                                                         1,797,003         263,103         (8,969)    2,051,137
                                                       -----------     -----------    ------------   -----------
Operating income (loss)..............................       59,955          56,634              -       116,589
                                                       -----------     -----------    ------------   -----------

Other income (expense):
  Interest expense, net..............................     (238,285)         (3,125)             -      (241,410)
  Equity in net income (loss) of affiliates .........      (26,200)          3,955              -       (22,245)
  Gain on sale of cable assets and programming
    interests, net...................................            -               -              -             -
  Write-off of deferred financing costs..............            -            (620)             -          (620)
  Impairment charges on investments..................         (111)           (102)             -          (213)
  Gain (loss) on investments, net...................      (925,388)              -              -      (925,388)
  Gain (loss) on derivative contracts, net...........      818,075               -              -       818,075
  Loss on early extinguishment of debt...............      (17,237)              -              -       (17,237)
  Minority interests.................................            -               -       (121,962)     (121,962)
  Miscellaneous, net.................................       (8,314)           (120)             -        (8,434)
                                                       -----------     -----------    ------------   -----------
                                                          (397,460)            (12)      (121,962)     (519,434)
                                                       -----------     -----------    ------------   -----------
Income (loss) before income taxes....................     (337,505)         56,622       (121,962)     (402,845)
   Income tax benefit (expense)......................       73,984         (18,922)             -        55,062
                                                       -----------     -----------    ------------   -----------
Net income (loss)....................................     (263,521)         37,700       (121,962)     (347,783)
  Dividend requirement applicable to Preferred Stock.      (87,258)              -         87,258             -
                                                       -----------     -----------    ------------   -----------
Net income (loss) applicable to common shareholders..     (350,779)         37,700        (34,704)     (347,783)
Net income or loss attributed to parties other than
  Cablevision shareholders...........................       (7,595)        (27,109)        34,704             -
                                                       -----------     -----------    ------------   -----------
Net income (loss) attributed to Cablevision
  shareholders.......................................  $  (358,374)    $    10,591    $         -    $ (347,783)
                                                       ===========     ===========    ============   ===========

                                                                     Six Months Ended June 30, 2001
                                                       ----------------------------------------------------------
                                                                                      Adjustments/
                                                           CNYG           RMG         Eliminations   Cablevision
                                                       -----------    ----------      ------------   -----------
Revenues, net........................................  $ 1,835,988    $  277,484      $    (8,400)   $2,105,072
                                                       -----------    ----------      ------------   -----------
Operating expenses:
  Technical and operating............................      724,394       113,187           (8,400)      829,181
  Retail electronics cost of sales...................      245,439             -                -       245,439
  Selling, general and administrative................      400,619        89,307           65,688       555,614
  Restructuring charges..............................            -             -                -             -
  Corporate general and administrative allocation....       52,982        12,706          (65,688)            -
  Depreciation and amortization......................      467,550        20,554                -       488,104
                                                       -----------    ----------      ------------   -----------
                                                         1,890,984       235,754           (8,400)    2,118,338
                                                       -----------    ----------      ------------   -----------
Operating income (loss)..............................      (54,996)       41,730                -       (13,266)
                                                       -----------    ----------      ------------   -----------

Other income (expense):
  Interest expense, net..............................     (248,499)      (12,377)               -      (260,876)
  Equity in net income (loss) of affiliates .........      (14,340)        2,997                -       (11,343)
  Gain on sale of cable assets and programming
    interests, net...................................    1,431,778       746,302                -     2,178,080
  Write-off of deferred financing costs..............       (6,610)       (6,380)               -       (12,990)
  Impairment charges on investments..................            -          (311)               -          (311)
  Gain (loss) on investments, net...................       189,743             -                -       189,743
  Gain (loss) on derivative contracts, net...........      (13,021)            -                -       (13,021)
  Loss on early extinguishment of debt...............            -             -                -             -
  Minority interests.................................            -             -         (306,402)     (306,402)
  Miscellaneous, net.................................       (7,055)           17                -        (7,038)
                                                       -----------    ----------      ------------   -----------
                                                         1,331,996       730,248         (306,402)    1,755,842
                                                       -----------    ----------      ------------   -----------
Income (loss) before income taxes....................    1,277,000       771,978         (306,402)    1,742,576
   Income tax benefit (expense)......................     (159,632)     (216,579)               -      (376,211)
                                                       -----------    ----------      ------------   -----------
Net income (loss)....................................    1,117,368       555,399         (306,402)    1,366,365
  Dividend requirement applicable to Preferred Stock.      (87,258)            -           87,258             -
                                                       -----------    ----------      ------------   -----------
Net income (loss) applicable to common shareholders..    1,030,110       555,399         (219,144)    1,366,365
Net income or loss attributed to parties other than
  Cablevision shareholders...........................      (15,024)     (204,120)         219,144             -
                                                       -----------    ----------      ------------   -----------
Net income (loss) attributed to Cablevision
  shareholders.......................................  $ 1,015,086    $  351,279      $         -    $1,366,365
                                                       ===========    ==========      ============   ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                    COMBINING CONDENSED CASH FLOW INFORMATION

                                                                     Six Months Ended June 30, 2002
                                                  ----------------------------------------------------------------------
                                                                                        Adjustments/
                                                       CNYG               RMG          Eliminations        Cablevision
                                                  -------------      -------------     --------------     --------------
Net cash provided by (used in) operating
  activities..................................     $   21,338          $  32,870          $(89,572)        $  (35,364)
Net cash provided by (used in) investing
  activities..................................       (579,058)                17             2,314           (576,727)
Net cash provided by financing activities.....        539,329            102,424            87,258            729,011
                                                  -------------      -------------     --------------     --------------
Net increase (decrease) in cash and cash
  equivalents.................................        (18,391)           135,311                 -            116,920

Cash and cash equivalents at beginning of year         55,842             52,148                 -            107,990
                                                  -------------      -------------     --------------     --------------
Cash and cash equivalents at end of period....     $   37,451          $ 187,459          $      -         $  224,910
                                                  =============      =============     ==============     ==============

                                                                      Six Months Ended June 30, 2001
                                                   ---------------------------------------------------------------------
                                                                                        Adjustments/
                                                       CNYG              RMG           Eliminations        Cablevision
                                                  -------------      -------------     --------------     --------------
Net cash provided by (used in) operating
  activities..................................     $  129,837          $  17,513       $  (385,824)        $ (238,474)
Net cash provided by (used in) investing
  activities..................................       (397,907)           820,459             3,066            425,618
Net cash provided by (used in) financing
  activities..................................        282,552           (647,120)          382,758             18,190
                                                  -------------      -------------     --------------     --------------
Net increase in cash and cash equivalents.....         14,482            190,852                 -            205,334

Cash and cash equivalents at beginning of year         37,912                 28                 -             37,940
                                                  -------------      -------------     --------------     --------------
Cash and cash equivalents at end of period....     $   52,394          $ 190,880       $         -         $  243,274
                                                  =============      =============     ==============     ==============

NOTE 16.   OTHER MATTERS

In January 2001, the Company completed the sale of its cable television systems in Boston and eastern Massachusetts to AT&T Corporation in exchange for AT&T's cable television systems in certain northern New York suburbs, shares of AT&T common stock and a cash payment. The sales agreements with AT&T provided both parties with certain post closing adjustments to the purchase price following agreement on those adjustments between the parties, or, in the event no agreement was reached, that the post closing adjustment issues would be resolved by third party experts whose determination would be binding. The Company believes the amount of any negotiated settlement or expert determination of the parties' respective claims will not be material to the Company.

As of June 30, 2002, Northcoast Communications, LLC, a 49.9% owned unconsolidated subsidiary of the Company, had $63,700 in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997. In addition, a wholly owned subsidiary of Northcoast Communications,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Cleveland PCS, LLC, had $68,400 in vendor financing outstanding under a stand-alone $75,000 facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Company through the Restricted Group which as of June 30, 2002 totaled $198,800 (comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $4,100 at June 30, 2002.

Vendor financing for Northcoast Communications' Cleveland operation consists of the $75,000 credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of June 30, 2002, had an outstanding balance of $3,000. As of June 30, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $3,645 of the $198,800 invested by Cablevision in Northcoast Communications in Cleveland PCS at June 30, 2002 and was owed $1,300 by Cleveland PCS for general and administrative charges at June 30, 2002.

NOTE 17.   SUBSEQUENT EVENTS

In August 2002, Cablevision's board of directors approved the exchange of Rainbow Media Group common stock for shares of Cablevision NY Group common stock pursuant to the terms of Cablevision's certificate of incorporation. Each share of Rainbow Media Group common stock will be exchanged for 1.19093 shares of Cablevision NY Group common stock on August 20, 2002. Fractional shares will be paid in cash. From and after the date of the exchange, all rights of holders of shares of Rainbow Media Group common stock will cease except for the right, upon surrender of the certificates representing their shares of Rainbow Media Group common stock, to receive the shares of Cablevision NY Group common stock for which their shares of Rainbow Media Group common stock were exchanged, together with any fractional payment as provided above, without interest. As a result of this exchange, the computation and presentation of earnings per share for future periods will be impacted.

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "RMG assets", or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The Company believes the claims are without merit and intends to vigorously contest the lawsuits.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

In August 2002, the Company announced its plans to dispose of the Company's motion picture theater business, close 26 retail electronics store locations, eliminate certain staff positions and reduce capital expenditures. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and requires the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount, with respect to, among other things, a license for certain software. In connection with this agreement, CSC Holdings received a waiver from the lenders under its $2.4 billion credit facility. In connection with this plan, the Company expects that it will incur severance and related costs and costs related to the agreement referred to above aggregating approximately $80,000 in the third quarter of 2002.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including forecasted cost savings, restructuring charges, availability under credit facilities, cash flow growth, levels of capital expenditures, sources of funds and funding requirements, among others. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

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

STATEMENT OF OPERATIONS DATA

                                                         Three Months Ended June 30,
                                         ------------------------------------------------------------
                                                     2002                            2001
                                         -----------------------------    ---------------------------
                                                                                                           Increase
                                                           % of Net                         % of Net      (Decrease)
                                            Amount         Revenues         Amount          Revenues      in Net Income
                                         -------------    ------------    ------------     ----------   ---------------
                                                             (DOLLARS IN THOUSANDS)
Revenues, net...........................  $1,065,556          100%         $1,059,064         100%       $     6,492

Operating expenses:
   Technical and operating..............     362,316           34             380,261          36             17,945
   Retail electronics cost of sales.....     107,529           10             124,310          12             16,781
   Selling, general and administrative       273,198           26             271,344          26             (1,854)
   Restructuring charges................       4,465            -                   -           -             (4,465)
   Depreciation and amortization........     221,221           21             240,158          23             18,937
                                         -------------                    ------------                  ---------------
Operating income........................      96,827            9              42,991           4             53,836
Other income (expense):
   Interest expense, net................    (122,252)         (11)           (126,426)        (12)             4,174
   Equity in net loss of affiliates.....     (12,543)          (1)             (6,342)         (1)            (6,201)
   Gain on sale of cable assets and
     programming interests, net.........           -            -             744,588          70           (744,588)
   Write-off of deferred financing costs           -            -              (6,610)         (1)             6,610
   Impairment charges on investments....        (213)           -                 (58)          -               (155)
   Loss on investments, net.............    (506,938)         (48)            (25,089)         (2)          (481,849)
   Gain (loss) on derivative contracts,
     net................................     522,536           49             (12,056)         (1)           534,592
   Loss on early extinguishment of debt      (17,237)          (2)                  -           -            (17,237)
   Minority interests...................     (74,853)          (7)           (278,655)        (26)           203,802
   Miscellaneous, net...................      (3,727)           -              (3,887)          -                160
                                         -------------                    ------------                  ---------------
Net income (loss) before taxes..........    (118,400)         (11)            328,456          31           (446,856)
   Income tax benefit (expense).........      20,247            2             (89,966)         (8)           110,213
                                         -------------                    ------------                  ---------------
Net income (loss).......................  $  (98,153)          (9)%        $  238,490          23%       $  (336,643)
                                         =============                    ============                  ===============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                          Six Months Ended June 30,
                                         ------------------------------------------------------------
                                                     2002                            2001
                                         -----------------------------    ---------------------------
                                                                                                           Increase
                                                           % of Net                         % of Net      (Decrease)
                                            Amount         Revenues         Amount          Revenues      in Net Income
                                         -------------    ------------    ------------     ----------   ---------------
                                                             (DOLLARS IN THOUSANDS)
Revenues, net...........................  $2,167,726          100%         $2,105,072         100%       $      62,654

Operating expenses:
   Technical and operating..............     831,020           38             829,181          39               (1,839)
   Retail electronics cost of sales.....     221,022           10             245,439          12               24,417
   Selling, general and administrative..     562,339           26             555,614          26               (6,725)
   Restructuring charges................       4,465            -                   -           -               (4,465)
   Depreciation and amortization........     432,291           20             488,104          23               55,813
                                         -------------                    ------------                  ---------------
Operating income (loss).................     116,589            5             (13,266)         (1)             129,855
Other income (expense):
   Interest expense, net................    (241,410)         (11)           (260,876)        (12)              19,466
   Equity in net loss of affiliates.....     (22,245)          (1)            (11,343)         (1)             (10,902)
   Gain on sale of cable assets and
     programming interests, net.........           -            -           2,178,080         103           (2,178,080)
   Write-off of deferred financing costs        (620)           -             (12,990)         (1)              12,370
   Impairment charges on investments....        (213)           -                (311)          -                   98
   Gain (loss) on investments, net......    (925,388)         (43)            189,743           9           (1,115,131)
   Gain (loss) on derivative contracts,
     net................................     818,075           38             (13,021)         (1)             831,096
   Loss on early extinguishment of debt      (17,237)          (1)                  -           -              (17,237)
   Minority interests...................    (121,962)          (6)           (306,402)        (15)             184,440
   Miscellaneous, net...................      (8,434)           -              (7,038)          -               (1,396)
                                         -------------                    ------------                  ---------------
Net income (loss) before taxes..........    (402,845)         (19)          1,742,576          83           (2,145,421)
   Income tax benefit (expense).........      55,062            3            (376,211)        (18)             431,273
                                         -------------                    ------------                  ---------------
Net income (loss).......................  $ (347,783)         (16)%        $1,366,365          65%       $  (1,714,148)
                                         =============                    ============                  ===============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 2001

CONSOLIDATED RESULTS - CABLEVISION SYSTEMS CORPORATION

REVENUES, NET for the three and six months ended June 30, 2002 increased $6.5 million (1%) and $62.7 million (3%), respectively, as compared to revenues for the same periods in the prior year. The net increases are attributable to the following:

                                                                                     Three Months        Six Months
                                                                                    --------------     --------------
                                                                                           Ended June 30, 2002
                                                                                    ---------------------------------
                                                                                          (DOLLARS IN MILLIONS)
Increase in revenue from developing high-speed data and telephone businesses....      $   39.7           $     83.9
Increased revenue in Rainbow Media Holdings' programming services, excluding
  those of Madison Square Garden*...............................................          32.1                 62.5
Decrease in Madison Square Garden's revenue*....................................         (26.5)               (36.3)
Decrease in revenue recognized in connection with the warrants previously
  received from At Home Corporation.............................................         (16.9)               (35.6)
Decrease in retail electronics sales............................................         (24.1)               (35.4)
Higher revenue per cable television subscriber..................................          13.2                 30.7
Increased bad debt expense associated with the bankruptcy of Adelphia
  Communications Corporation....................................................         (18.0)               (19.2)
Increased revenue attributable to internal growth in the average number of cable
  television subscribers........................................................           1.7                  8.2
Other net increases.............................................................           5.3                  3.9
                                                                                    --------------     --------------
                                                                                      $    6.5           $     62.7
                                                                                    ==============     ==============

----------
*    Amounts exclude the effects of the increase in bad debt expense.

TECHNICAL AND OPERATING EXPENSES decreased $17.9 million (5%) for the three months ended June 30, 2002 and increased $1.8 million for the six months ended June 30, 2002 compared to the same periods in 2001. The net changes resulted primarily from decreased costs at Madison Square Garden (see Madison Square Garden discussion below), offset by increased costs directly associated with the growth in revenues and subscribers referred to above. As a percentage of revenues, technical and operating expenses decreased 2% and 1%, respectively, during the 2002 periods as compared to the 2001 periods.

RETAIL ELECTRONICS COST OF SALES for the three and six months ended June 30, 2002 amounted to approximately $107.5 million and $221.0 million (each 81% of retail electronics sales), respectively, compared to approximately $124.3 million and $245.4 million (each 80% of retail electronics sales) for the comparable 2001 periods. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment. The increases in cost of sales, as a percentage of revenues, is primarily attributable to the sale, at reduced pricing, of certain inventory as a result of management's new merchandising strategy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1.9 million (1%) and $6.7 million (1%) for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The net increases for the 2002 periods were comprised of increases of approximately

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

$6.1 million and $44.5 million, respectively, in additional sales and marketing, customer service and administrative costs, partially offset by decreases of $36.7 million in expenses related to the Company's stock plan for the six months ended June 30, 2002 and decreases of $4.2 million and $1.1 million in costs related to a long-term incentive plan for the three and six months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses remained relatively constant during the 2002 periods as compared to the same periods in 2001. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs increased 1% during the 2002 periods as compared to the same periods in 2001.

RESTRUCTURING CHARGES of $4.5 million for the three and six months ended June 30, 2002 represent employee severance payments made in excess of accrued balances.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $18.9 million (8%) and $55.8 million (11%) for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Decreases of approximately $58.0 million and $132.6 million, respectively, resulted from the Company's adoption of Statement of Financial Accounting Standards No. 142 ("Statement 142") as of January 1, 2002 where certain intangible assets are no longer amortized. Partially offsetting these decreases were net increases of approximately $39.1 million and $76.8 million, respectively, due primarily to depreciation of new plant assets and amortization of acquired intangibles.

NET INTEREST EXPENSE decreased $4.2 million (3%) and $19.5 million (7%) during the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The net decreases were primarily attributable to lower interest rates and increases in interest income, partly offset by higher overall average debt balances.

EQUITY IN NET LOSS OF AFFILIATES increased to $12.5 million and $22.2 million for the three and six months ended June 30, 2002, respectively, from $6.3 million and $11.3 million for the three and six months ended June 30, 2001, respectively. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS AND PROGRAMMING INTERESTS, NET for the three and six months ended June 30, 2001 consists primarily of the gain recognized on the disposition of the Company's cable television systems in Massachusetts and the gain from the sale of a 20% minority interest in certain of the Company's programming businesses.

WRITE-OFF OF DEFERRED FINANCING COSTS of $0.6 million for the six months ended June 30, 2002, and $6.6 million and $13.0 million for the three and six months ended June 30, 2001, respectively, consist principally of costs written off in connection with amendments to, or termination of, certain of the Company's credit agreements.

GAIN (LOSS) ON INVESTMENTS, NET for the three and six months ended June 30, 2002 and 2001 consists of the following:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                    ---------------------------        ---------------------------
                                                      2002               2001             2002              2001
                                                    ---------          --------        ---------          --------
                                                                         (DOLLARS IN MILLIONS)
Increase (decrease) in the fair value of
  Charter Communications, Inc., Adelphia
  Communications, AT&T and AT&T Wireless, Inc.
  common stock ..................................   $  (506.9)         $   44.5        $  (925.4)         $  (27.1)
Charge for an other-than-temporary decline in
  the fair value of the Company's At Home
  warrants.......................................           -             (69.6)               -             (69.6)
Gain recognized in connection with the
  reclassification of the shares of Charter
  Communications and Adelphia Communications
  common stock from securities available-for-sale
  to trading securities upon the adoption of
  Statement 133..................................           -                 -                -             286.4
                                                    ---------          --------        ---------          --------
                                                    $  (506.9)         $  (25.1)       $  (925.4)         $  189.7
                                                    =========          ========        =========          ========

GAIN ON DERIVATIVE CONTRACTS, NET for the three and six months ended June 30, 2002 and 2001 consists of the following:

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                    ---------------------------        ---------------------------
                                                      2002              2001              2002              2001
                                                    ---------          --------        ---------          --------
                                                                         (DOLLARS IN MILLIONS)
Unrealized gains due to the change in fair
  value of the Company's prepaid forward contracts
  relating to the AT&T, AT&T Wireless, Charter
  Communications and Adelphia Communications
  shares..........................................  $   330.5          $  (13.1)       $   510.1          $  (17.3)
Realized gains on prepaid forward contracts
  relating to Adelphia Communications.............      134.5                 -            256.6                 -
Unrealized and realized gains on interest rate
  swap contracts..................................       57.5               1.0             51.4               4.3
                                                    ---------          --------        ---------          --------
                                                    $   522.5          $  (12.1)       $   818.1          $  (13.0)
                                                    =========          ========        =========          ========

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $17.2 million for the three and six months ended June 30, 2002 resulted from the settlement of the Company's collateralized indebtedness relating to the monetization of its shares of Adelphia Communications common stock.

MINORITY INTERESTS for the three and six months ended June 30, 2002 and 2001 include CSC Holdings' preferred stock dividend requirements; Fox Sports Networks, LLC's share of the net income or loss of Regional Programming Partners; MGM's share of the net income or loss of American Movie Classics Company, Bravo Company, The Independent Film Channel and WE: Women's Entertainment; and National Broadcasting Company, Inc.'s ("NBC") share of the net income or loss of Rainbow Media Holdings.

NET MISCELLANEOUS EXPENSE amounted to $3.7 million and $8.4 million for the three and six months ended June 30, 2002, respectively, compared to $3.9 million and $7.0 million for the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

comparable periods in 2001. The increase for the six months ended June 30, 2002 was due primarily to increased losses on the disposal of fixed assets.

INCOME TAX BENEFIT amounted to $20.2 million and $55.1 million for the three and six months ended June 30, 2002, respectively, compared to an income tax expense of $90.0 million and $376.2 million for the three and six months ended June 30, 2001. The income tax benefit in the 2002 periods resulted from a pre-tax loss, including a decrease in the valuation allowance of $4.8 million in the three month period ended June 30, 2002 and offset by an increase in the valuation allowance of $74.9 million in the six month period ended June 30, 2002. The income tax expense in the 2001 periods resulted from the Transactions, partially offset by reductions in the valuation allowance of $181.4 million and $416.0 million in the three and six month periods ended June 30, 2001, respectively. In the 2001 period the Company did not reduce its entire valuation allowance due to uncertainties regarding the realizability of its deferred tax assets.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                          Three Months Ended June 30,
                                                        ---------------------------------------------------------
                                                                  2002                             2001
                                                        ------------------------         ------------------------
                                                                        % of Net                         % of Net
                                                          Amount        Revenues            Amount       Revenues
                                                        -----------     --------         ------------    --------
                                                                          (DOLLARS IN THOUSANDS)
Revenues, net......................................     $   603,450       100%           $    573,016      100%
Technical and operating expenses...................         242,642        40                 229,493       40
Selling, general and administrative expenses.......         102,301        17                 104,781       18
Restructuring charges..............................           2,905         -                       -        -
Depreciation and amortization......................         145,134        24                 158,801       28
                                                        -----------                      ------------
     Operating income..............................     $   110,468        18%           $     79,941       14%
                                                        ===========                      ============

                                                                           Six Months Ended June 30,
                                                        ---------------------------------------------------------
                                                                  2002                             2001
                                                        ------------------------         ------------------------
                                                                        % of Net                         % of Net
                                                          Amount        Revenues            Amount       Revenues
                                                        -----------     --------         ------------    --------
                                                                          (DOLLARS IN THOUSANDS)
Revenues, net......................................     $ 1,196,510       100%           $  1,116,003      100%
Technical and operating expenses...................         488,862        41                 453,537       41
Selling, general and administrative expenses.......         218,393        18                 220,632       20
Restructuring charges..............................           2,905         -                       -        -
Depreciation and amortization......................         278,915        23                 329,453       29
                                                        -----------                      ------------
     Operating income..............................     $   207,435        17%           $    112,381       10%
                                                        ===========                      ============

REVENUES for the three and six months ended June 30, 2002 increased $30.4 million (5%) and $80.5 million (7%), respectively, as compared to revenues for the same periods in the prior year. The net increases are attributable to the following:

                                                                                  Three Months         Six Months
                                                                                  ------------        ------------
                                                                                         Ended June 30, 2002
                                                                                  --------------------------------
                                                                                        (DOLLARS IN MILLIONS)
Increase in revenue from developing high-speed data and telephone
 businesses.................................................................      $       39.7        $       83.9
Decrease in revenue recognized in connection with the warrants previously
  received from At Home.....................................................             (16.9)              (35.6)
Higher revenue per cable television subscriber..............................              13.2                30.7
Increased revenue attributable to internal growth in the average number of
  cable television subscribers..............................................               1.7                 8.2
Other net decreases.........................................................              (7.3)               (6.7)
                                                                                  ------------        ------------
                                                                                  $       30.4        $       80.5
                                                                                  ============        ============

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2002 increased $13.1 million (6%) and $35.3 million (8%), respectively, compared to the same periods in 2001. The increases resulted from increased costs directly associated with the growth in revenues and subscribers referred to above. As a percentage of revenues, technical and operating expenses remained relatively constant during the three and six months ended June 30, 2002 as compared to the same 2001 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $2.5 million (2%) and $2.2 million (1%) for the three and six months ended June 30, 2002, respectively, as compared to the same periods

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

in 2001. The net decreases for the 2002 periods consisted of $0.8 million and $21.9 million attributable to lower expenses relating to a stock plan and $2.6 million and $1.6 million relating to a long-term incentive plan. These decreases were partially offset by increases in various costs aggregating $0.9 million and $21.3 million, primarily attributable to deployment and support expenses related to digital set top boxes. As a percentage of revenues, selling, general and administrative expenses for the three and six months ended June 30, 2002 decreased 1% and 2%, respectively, compared to the same 2001 periods. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs decreased 1% for the three months ended June 30, 2002 and increased 1% for the six months ended June 30, 2002 compared to the same periods in 2001.

RESTRUCTURING CHARGES of $2.9 million for the three and six months ended June 30, 2002 represent employee severance payments made in excess of accrued balances.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $13.7 million (9%) and $50.5 million (15%) for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Decreases of approximately $45.5 million and $107.8 million, respectively, resulted from the Company's adoption of Statement 142 as of January 1, 2002. Partially offsetting these decreases were net increases of approximately $31.8 million and $57.3 million, respectively, due primarily to depreciation of new plant assets.

RAINBOW MEDIA GROUP

Refer to "Rainbow Media Group" discussion below.

MADISON SQUARE GARDEN

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

                                                                           Three Months Ended June 30,
                                                       -----------------------------------------------------------
                                                                   2002                             2001
                                                       ---------------------------        ------------------------
                                                                          % of Net                        % of Net
                                                          Amount          Revenues         Amount         Revenues
                                                       ----------         --------        ----------      --------
                                                                             (DOLLARS IN THOUSANDS)
Revenues, net......................................    $  153,804           100%          $  181,406        100%
Technical and operating expenses...................        68,084            44               97,417         54
Selling, general and administrative expenses.......        29,892            19               39,288         21
Restructuring......................................           550             -                    -          -
Depreciation and amortization......................        14,411             9               23,630         13
                                                       ----------                         ----------
     Operating income..............................    $   40,867            27%          $   21,071         12%
                                                       ==========                         ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                           Six Months Ended June 30,
                                                       -----------------------------------------------------------
                                                                   2002                             2001
                                                       ---------------------------        ------------------------
                                                                          % of Net                        % of Net
                                                         Amount           Revenues          Amount        Revenues
                                                      -----------         --------        ----------      --------
                                                                           (DOLLARS IN THOUSANDS)
Revenues, net......................................    $  360,901           100%          $  398,305        100%
Technical and operating expenses...................       230,421            64              262,243         66
Selling, general and administrative expenses.......        63,906            18               83,298         21
Restructuring......................................           550             -                    -          -
Depreciation and amortization......................        28,701             8               47,480         12
                                                       ----------                         ----------
     Operating income..............................    $   37,323            10%          $    5,284          1%
                                                       ==========                         ==========

REVENUES for the three and six months ended June 30, 2002 decreased $27.6 million (15%) and $37.4 million (9%), respectively, as compared to revenues for the comparable periods in 2001. These declines were largely attributable to lower revenues at MSG Networks resulting from lower affiliate fees, and a decline in advertising revenues, as well as the absence of broadcast rights fees for certain sports programming resulting primarily from the absence of the telecast of New York Yankee games. In addition, the lower revenues reflect the absence of Knicks playoffs revenues, the absence of a touring show which ended in 2001, fewer events at Madison Square Garden, as well as the cancellation of certain January performances of the Company's holiday show at Radio City Music Hall resulting from a decline in New York City tourism. Partially offsetting these declines were higher sales resulting from additional family shows at Radio City Music Hall in the first quarter of 2002, as well as higher Knick regular season revenues attributable to the team's share of higher league-wide television revenue and ticket price increases.

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2002 decreased $29.3 million (30%) and $31.8 million (12%), respectively, over the same 2001 periods. These declines are primarily attributable to lower contractual rights expense as Madison Square Garden's rights to telecast New York Yankee games ended at the conclusion of the 2001 baseball season and the reversal of a $30.3 million provision for luxury tax for the 2001/2002 Knicks season. Following the audit of all National Basketball Association (NBA) clubs, the NBA announced that there would be no luxury tax assessment for the 2001/2002 season. Accordingly, a credit was recorded in the second quarter of 2002 reflecting the reversal of prior provisions that had been recorded in anticipation of the tax assessment. These declines in technical and operating expenses also reflect a provision recorded in the second quarter 2001 for certain player transactions, lower Knicks team compensation, as well as a decrease in costs directly associated with the changes in revenue discussed above. These declines were partially offset by the absence of a $30 million credit recorded in the second quarter of 2001 as a result of the settlement of certain litigation with the New York Yankees, LP. Other items partially offsetting the declines were higher Rangers team salaries and costs associated with a new theatrical production currently in development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three and six months ended June 30, 2002 decreased $9.4 million (24%) and $19.4 million (23%), respectively, as compared to the same 2001 periods. Selling, general and administrative expenses for the three months ended June 30, 2002 were lower primarily due to the absence of a provision recorded in the second quarter of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

2001 for severance, as well as a decline in legal and professional fees. For the six months ended June 30, 2002, selling, general and administrative expenses were lower primarily due to a $7.3 million decrease in Madison Square Garden's proportionate share of the income/expense related to Cablevision's stock plan and long-term incentive plan, in addition to the factors mentioned above for the three month period.

RESTRUCTURING CHARGES of $0.6 million in 2002 represent employee severance payments made in excess of accrued balances.

DEPRECIATION AND AMORTIZATION EXPENSE for the three and six months ended June 30, 2002 decreased $9.2 million (39%) and $18.8 million (40%), respectively, as compared to the same periods in 2001 due primarily to lower amortization expense relating to the implementation of Statement 142.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company's retail electronics segment, Cablevision Electronics.

                                                                           Three Months Ended June 30,
                                                       ----------------------------------------------------------
                                                                   2002                            2001
                                                       ---------------------------        -----------------------
                                                                          % of Net                       % of Net
                                                         Amount           Revenues          Amount       Revenues
                                                       ----------         --------        ----------     --------
                                                                             (DOLLARS IN THOUSANDS)
Revenues, net.......................................   $  132,144           100%          $  156,207        100%
Cost of sales.......................................      107,529            81              124,310         80
Selling, general and administrative expenses........       43,546            33               45,965         29
Depreciation and amortization.......................        5,287             4                7,623          5
                                                       ----------                         ----------
     Operating loss.................................   $  (24,218)          (18)%         $  (21,691)       (14)%
                                                       ==========                         ==========

                                                                               Six Months Ended June 30,
                                                       ----------------------------------------------------------
                                                                   2002                            2001
                                                       ---------------------------        -----------------------
                                                                          % of Net                       % of Net
                                                         Amount           Revenues          Amount       Revenues
                                                       ----------         --------        ----------     --------
                                                                             (DOLLARS IN THOUSANDS)
Revenues, net.......................................   $  271,686           100%          $  307,070        100%
Cost of sales.......................................      221,022            81              245,439         80
Selling, general and administrative expenses........       90,273            33               93,333         30
Depreciation and amortization.......................       10,885             4               15,075          5
                                                       ----------                         ----------
     Operating loss.................................   $  (50,494)          (19)%         $  (46,777)       (15)%
                                                       ==========                         ==========

REVENUES for the three and six months ended June 30, 2002 decreased $24.1 million (15%) and $35.4 million (12%) to approximately $132.1 million and $271.7 million, respectively, compared to revenues of approximately $156.2 million and $307.1 million for the three and six months ended June 30, 2001, respectively. Comparable store sales accounted for $24.2 million and $37.7 million of the decreases, partially offset by increases in sales in new and relocated stores of $0.1 million and $2.3 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COST OF SALES for the three and six months ended June 30, 2002 amounted to approximately $107.5 million and $221.0 million (each 81% of revenues), respectively, compared to cost of sales of $124.3 million and $245.4 million (each 80% of revenues) for the three and six months ended June 30, 2001, respectively. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The increases in cost of sales, as a percentage of revenues, is primarily attributable to the sale, at reduced pricing, of certain inventory as a result of management's new merchandising strategy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $43.5 million and $90.3 million (each 33% of revenues) for the three and six months ended June 30, 2002, respectively, and $46.0 million and $93.3 million (29% and 30% of revenues) for the three and six months ended June 30, 2001. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), salaries and commissions of store personnel, advertising expenses, operation of the distribution center and corporate support functions other than buying.

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $5.3 million and $10.9 million (each 4% of revenues) for the three and six months ended June 30, 2002, respectively, and $7.6 million and $15.1 million (each 5% of revenues) for the three and six months ended June 30, 2001. The decreases in 2002 are the result of certain software costs becoming fully depreciated in 2001.

CABLEVISION SYSTEMS CORPORATION

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $35.4 million for the six months ended June 30, 2002 compared to $238.5 million for the six months ended June 30, 2001. The 2002 net cash used in operating activities consisted primarily of a net decrease in cash of $345.2 million resulting from changes in assets and liabilities, partially offset by a net increase in cash of $309.8 million resulting from net income before depreciation, amortization and other non-cash items.

The 2001 net cash used in operating activities consisted primarily of a net decrease in cash of $157.0 million resulting from a net loss before depreciation, amortization and other non-cash items and a decrease in cash resulting from changes in assets and liabilities of $81.5 million.

INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2002 was $576.7 million compared to net cash provided by investing activities of $425.6 million for the six months ended June 30, 2001. The 2002 investing activities consisted of $559.7 million of capital expenditures and other net cash payments of $17.0 million.

The 2001 investing activities consisted of net proceeds from the sale of cable assets and programming interests of $1,118.2 million, partially offset by $660.3 million of capital expenditures and other net cash payments of $32.3 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $729.0 million for the six months ended June 30, 2002 compared to $18.2 million for the six months ended June 30, 2001. In 2002, the Company's financing activities consisted primarily of net proceeds from bank debt of $808.5 million, partially offset by net repayments of collateralized indebtedness of $54.8 million and other net cash payments of $24.7 million.

In 2001, the Company's financing activities consisted primarily of $996.8 million from the issuance of senior notes, $673.6 million of proceeds from collateralized indebtedness, partially offset by net bank debt repayments of $1,593.9 million and other net cash payments of $58.3 million.

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

See Note 17 of the consolidated financial statements for a discussion of the exchange of Rainbow Media Group common stock for shares of Cablevision NY Group common stock announced by the Company in August 2002.

RESULTS OF OPERATIONS - RAINBOW MEDIA GROUP

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS DATA

                                                           Three Months Ended June 30,
                                          ---------------------------------------------------------
                                                     2002                            2001
                                          ------------------------         ------------------------
                                                                                                           Increase
                                                          % of Net                         % of Net       (Decrease)
                                            Amount        Revenues           Amount        Revenues      in Net Income
                                          ----------      --------         ---------       --------      -------------
                                                            (DOLLARS IN THOUSANDS)
Revenues, net..........................   $  159,286         100%          $ 144,870         100%        $      14,416

Operating expenses:
   Technical and operating.............       62,959          40              57,520          40                (5,439)
   Selling, general and administrative.       50,261          32              48,952          34                (1,309)
   Depreciation and amortization.......       12,193           8              10,558           7                (1,635)
                                          ----------                       ---------                     -------------
Operating income.......................       33,873          21              27,840          19                 6,033
Other income (expense):
   Interest income (expense), net......       (2,405)         (2)                599           -                (3,004)
   Equity in net income of affiliates,
     net...............................        5,727           4               4,482           3                 1,245
   Gain on sale of programming interests           -           -             746,302         515              (746,302)
   Impairment charges on investments...         (102)          -                 (58)          -                   (44)
   Miscellaneous, net..................           51           -                  24           -                    27
                                          ----------                       ---------                     -------------
Net income before income taxes.........       37,144          23             779,189         538              (742,045)
   Income tax expense..................      (17,626)        (11)           (216,579)       (149)              198,953
                                          ----------                       ---------                     -------------
Net income.............................   $   19,518          12%          $ 562,610         388%        $    (543,092)
                                          ==========                       =========                     =============

                                                          Six Months Ended June 30,
                                          ---------------------------------------------------------
                                                     2002                            2001
                                          ------------------------         ------------------------
                                                                                                           Increase
                                                          % of Net                         % of Net       (Decrease)
                                            Amount        Revenues           Amount        Revenues      in Net Income
                                          ----------      --------         ---------       --------      -------------
                                                            (DOLLARS IN THOUSANDS)
Revenues, net..........................   $  319,737         100%          $ 277,484         100%        $      42,253

Operating expenses:
   Technical and operating.............      128,702          40             113,187          41               (15,515)
   Selling, general and administrative.      109,145          34             102,013          37                (7,132)
   Depreciation and amortization.......       25,256           8              20,554           7                (4,702)
                                          ----------                       ---------                     -------------
Operating income.......................       56,634          18              41,730          15                14,904
Other income (expense):
   Interest income (expense), net......       (3,125)         (1)            (12,377)         (4)                9,252
   Equity in net income of affiliates,
     net...............................        3,955           1               2,997           1                   958
   Write-off of deferred financing costs        (620)          -              (6,380)         (2)                5,760
   Gain on sale of programming interests           -           -             746,302         269              (746,302)
   Impairment charges on investments...         (102)          -                (311)          -                   209
   Miscellaneous, net..................         (120)          -                  17           -                  (137)
                                          ----------                       ---------                     -------------
Net income before income taxes.........       56,622          18             771,978         278              (715,356)
   Income tax expense..................      (18,922)         (6)           (216,579)        (78)              197,657
                                          ----------                       ---------                     -------------
Net income.............................   $   37,700          12%          $ 555,399         200%        $    (517,699)
                                          ==========                       =========                     =============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 2001

RAINBOW MEDIA GROUP

REVENUES for the three and six months ended June 30, 2002 increased $14.4 million (10%) and $42.3 million (15%), respectively, as compared to revenues for the same periods in the prior year. Increases of $23.3 million and $45.6 million, respectively, were attributed to growth in programming network subscribers and rate increases and increases of approximately $8.0 million and $14.8 million were due to higher advertising revenue. Partially offsetting these increases were decreases of $16.9 million and $18.1 million in the three and six month periods, respectively, resulting from bad debt expense recognition associated with the bankruptcy of Adelphia Communications.

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2002 increased $5.4 million (9%) and $15.5 million (14%), respectively, compared to the same periods in 2001. The increased costs are directly associated with the net increases in revenues discussed above. As a percentage of revenues, such costs remained relatively constant during the three month period in 2002 and decreased 1% during the six month period in 2002 as compared to the same 2001 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1.3 million (3%) and $7.1 million (7%) for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. For the three month period, an increase of approximately $2.1 million resulted from higher sales, marketing, advertising and other general cost increases and an increase of $0.4 million was due to charges attributed to Rainbow Media Group related to a Cablevision stock plan. These increases were partially offset by a decrease of $1.2 million in charges attributed to Rainbow Media Group related to a Cablevision long-term incentive plan. For the six month period, the net increase was comprised of an increase of approximately $11.2 million due to higher sales, marketing, advertising and other general cost increases, partially offset by a decrease of $4.1 million in charges attributed to Rainbow Media Group related to a Cablevision stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 2% during the three month period in 2002 and decreased 3% during the six month period in 2002 as compared to the same periods in 2001. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenue, such expenses decreased 2% in both periods.

DEPRECIATION AND AMORTIZATION EXPENSE increased $1.6 million and $4.7 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. These increases were primarily due to higher amortization expense associated with increases in intangible assets, attributed to RMG, resulting from the acquisition of certain minority interests held by NBC, and depreciation on new plant assets. Partially offsetting these increases were decreases of $0.6 million and $1.2 million, respectively resulting from the Company's adoption of Statement 142 as of January 1, 2002.

NET INTEREST EXPENSE amounted to $2.4 million for the three months ended June 30, 2002 compared to net interest income of $0.6 million for the three months ended June 30, 2001. The

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

net increase is primarily attributable to higher debt balances and a decrease in interest income. For the six months ended June 30, 2002, net interest expense amounted to $3.1 million compared to $12.4 million for the same period in 2001. The net decrease is primarily attributable to lower debt balances during the period.

EQUITY IN NET INCOME OF AFFILIATES increased to $5.7 million and $4.0 million for three and six months ended June 30, 2002, respectively, from $4.5 million and $3.0 million in the same 2001 periods. Such amounts consist of Rainbow Media Group's share of the net profits and losses of certain programming businesses, primarily regional and national sports programming companies and a national advertising company, in which Rainbow Media Holdings has varying minority ownership interests.

WRITE-OFF OF DEFERRED FINANCING COSTS of $0.6 million for the six months ended June 30, 2002 and $6.4 million for the six months ended June 30, 2001 consists principally of costs written off in connection with amendments to, or termination of, certain credit agreements.

INCOME TAX EXPENSE amounted to $17.6 million and $18.9 million for the three and six months ended June 30, 2002, respectively, compared to an income tax expense of $216.6 million for the three and six months ended June 30, 2001. The income tax expense in the 2002 periods was a direct result of pre-tax income, partially offset by the realization of a tax attribute made possible by a recent federal law change. The income tax expense in the 2001 periods was a direct result of pre-tax income, including gains on the Transactions, partially offset by a reduction in the valuation allowance of $106.4 million.

RAINBOW MEDIA GROUP

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $32.9 million for the six months ended June 30, 2002 compared to $17.5 million for the six months ended June 30, 2001. The 2002 net cash provided by operating activities consisted of net income of $61.0 million before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $28.1 million.

The 2001 net cash provided by operating activities consisted of a net increase in cash resulting from changes in assets and liabilities of $164.4 million, partially offset by a net loss of $146.9 million before depreciation, amortization and other non-cash items.

INVESTING ACTIVITIES

The 2002 net cash provided by investing activities consisted of capital expenditures of $4.0 million, offset by other net cash proceeds of $4.0 million.

Net cash provided by investing activities of $820.5 million for the six months ended June 30, 2001 consisted of proceeds from the sale of certain programming interests of $825.0 million and other net proceeds of $1.1 million, partially offset by capital expenditures of $5.6 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $102.4 million for the six months ended June 30, 2002 compared to net cash used in financing activities of $647.1 million for the six months ended June 30, 2001. In 2002, financing activities consisted of net proceeds from bank debt of $114.0 million, partially offset by additions to deferred financing costs of $8.8 million and other net cash payments aggregating $2.8 million.

In 2001, financing activities consisted principally of net repayments of bank debt and a note aggregating $654.8 million and other net cash payments of $4.2 million, partially offset by contributions from Cablevision NY Group of $11.9 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS - CABLEVISION NY GROUP

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                           Three Months Ended June 30,
                                        ------------------------------------------------------------
                                                    2002                             2001
                                        --------------------------        --------------------------
                                                                                                         (Increase)
                                                          % of Net                          % of Net      Decrease
                                          Amount          Revenues          Amount          Revenues    in Net Loss
                                        ----------        --------        ----------       ---------    -----------
                                                           (DOLLARS IN THOUSANDS)
Revenues, net.......................... $  910,715          100%          $  917,846         100%       $    (7,131)

Operating expenses:
   Technical and operating.............    303,802           33              326,393          36             22,591
   Retail electronics cost of sales.       107,529           12              124,310          14             16,781
   Selling, general and administrative     222,937           24              222,392          24               (545)
   Restructuring charges...............      4,465            -                    -           -             (4,465)
   Depreciation and amortization.......    209,028           23              229,600          25             20,572
                                        ----------                        ----------                    -----------
Operating income.......................     62,954            7               15,151           2             47,803
Other income (expense):
   Interest expense, net...............   (119,847)         (13)            (127,025)        (14)             7,178
   Equity in net loss of affiliates....    (18,270)          (2)             (10,824)         (1)            (7,446)
   Loss on sale of cable assets, net...          -            -               (1,714)          -              1,714
   Write-off of deferred financing
     costs.............................          -            -               (6,610)         (1)             6,610
   Impairment charges on investments          (111)           -                    -           -               (111)
   Loss on investments, net............   (506,938)         (56)             (25,089)         (3)          (481,849)
   Gain (loss) on derivative
     contracts, net....................    522,536           57              (12,056)         (1)           534,592
   Loss on early extinguishment of debt    (17,237)          (2)                   -           -            (17,237)
   Miscellaneous, net..................     (3,778)           -               (3,911)          -                133
                                        ----------                        ----------                    -----------
Net loss before income taxes and           (80,691)          (9)            (172,078)        (19)            91,387
   dividend requirements...............
   Income tax benefit..................     37,873            4              126,613          14            (88,740)
                                        ----------                        ----------                    -----------
Net loss before dividend requirements      (42,818)          (5)             (45,465)         (5)             2,647
   Dividend requirements applicable to
     preferred stock...................    (43,629)          (5)             (43,629)         (5)                 -
                                        ----------                        ----------                    -----------
Net loss............................... $  (86,447)          (9)%         $  (89,094)        (10)%      $     2,647
                                        ==========                        ==========                    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                          Six Months Ended June 30,
                                       -------------------------------------------------------------
                                                    2002                             2001
                                       ---------------------------       ---------------------------
                                                                                                        (Increase)
                                                          % of Net                          % of Net      Decrease
                                          Amount          Revenues          Amount          Revenues    in Net Loss
                                       -----------        --------       -----------       ---------   ------------
                                                           (DOLLARS IN THOUSANDS)
Revenues, net......................... $ 1,856,958          100%         $ 1,835,988           100%    $     20,970

Operating expenses:
   Technical and operating............     711,287           38              724,394            39           13,107
   Retail electronics cost of sales...     221,022           12              245,439            13           24,417
   Selling, general and administrative     453,194           24              453,601            25              407
   Restructuring charges..............       4,465            -                    -             -           (4,465)
   Depreciation and amortization......     407,035           22              467,550            25           60,515
                                       -----------                       -----------                   ------------
Operating income (loss)...............      59,955            3              (54,996)           (3)         114,951
Other income (expense):
   Interest expense, net..............    (238,285)         (13)            (248,499)          (14)          10,214
   Equity in net loss of affiliates...     (26,200)          (1)             (14,340)           (1)         (11,860)
   Gain on sale of cable assets, net..           -            -            1,431,778            78       (1,431,778)
   Write-off of deferred financing
     costs............................           -            -               (6,610)            -            6,610
   Impairment charges on investments          (111)           -                    -             -             (111)
   Gain (loss) on investments, net....    (925,388)         (50)             189,743            10       (1,115,131)
   Gain (loss) on derivative
     contracts, net...................     818,075           44              (13,021)           (1)         831,096
   Loss on early extinguishment of
     debt.............................     (17,237)          (1)                   -             -          (17,237)
   Miscellaneous, net.................      (8,314)           -               (7,055)            -           (1,259)
                                       -----------                       -----------                   ------------
Net income (loss) before income taxes     (337,505)         (18)           1,277,000            70       (1,614,505)
  and dividend requirements...........
   Income tax benefit (expense).......      73,984            4             (159,632)           (9)         233,616
                                       -----------                       -----------                   ------------
Net income (loss) before dividend
   requirements.......................    (263,521)         (14)           1,117,368            61       (1,380,889)
   Dividend requirements applicable to
     preferred stock..................     (87,258)          (5)             (87,258)           (5)               -
                                       -----------                       -----------                   ------------
Net income (loss)..................... $  (350,779)         (19)%        $ 1,030,110            56%    $ (1,380,889)
                                       ===========                       ===========                   ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 2001

CABLEVISION NY GROUP

REVENUES decreased $7.1 million (1%) for the three months ended June 30, 2002 and increased $21.0 million (1%) for the six months ended June 30, 2002 as compared to revenues for the same periods in the prior year. The net increase (decrease) was attributable to the following:

                                                                                  Three Months          Six Months
                                                                                  ------------          ----------
                                                                                         Ended June 30, 2002
                                                                                  --------------------------------
                                                                                        (DOLLARS IN MILLIONS)
Increase in revenue from developing high-speed data and telephone businesses..    $       39.7          $     83.9
Higher revenue per cable television subscriber................................            13.2                30.7
Decrease in Madison Square Garden's revenue...................................           (27.6)              (37.4)
Decrease in revenue recognized in connection with warrants previously
  received from At Home.......................................................           (16.9)              (35.6)
Decrease in retail electronics sales..........................................           (24.1)              (35.4)
Increased revenue attributable to internal growth in the average number of
  cable television subscribers................................................             1.7                 8.2
Other net increases...........................................................             6.9                 6.6
                                                                                  ------------          ----------
                                                                                  $       (7.1)         $     21.0
                                                                                  ============          ==========

TECHNICAL AND OPERATING EXPENSES decreased $22.6 million (7%) and $13.1 million (2%) for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The net decreases resulted primarily from decreased costs at Madison Square Garden (see discussion above), partially offset by increased costs directly associated with the growth in revenues and subscribers referred to above. As a percentage of revenues, technical and operating expenses decreased 3% and 1% during the 2002 periods as compared to the 2001 periods.

RETAIL ELECTRONICS COST OF SALES for the three and six months ended June 30, 2002 amounted to approximately $107.5 million and $221.0 million (each 81% of retail electronics sales), respectively, compared to approximately $124.3 million and $245.4 million (each 80% of retail electronics sales), respectively, for the comparable 2001 periods. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment. The increases in cost of sales, as a percentage of revenues, is primarily attributable to the sale, at reduced pricing, of certain inventory as a result of management's new merchandising strategy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $0.5 million and decreased $0.4 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The net increase for the three months ended June 30, 2002 was comprised of an increase of approximately $3.7 million in administrative, sales and marketing and customer service costs, partially offset by a decrease of $0.2 million in charges attributed to Cablevision NY Group related to a Cablevision stock plan and a decrease of $3.0 million in charges attributed to Cablevision NY Group related to a Cablevision long-term incentive plan. The net decrease for six months ended June 30, 2002 was comprised of a decrease of $32.7 million in charges attributed to Cablevision NY Group related to the Cablevision stock plan and a decrease of $1.2 million in charges attributed to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Cablevision NY Group related to the Cablevision long-term incentive plan, offset by an increase of approximately $33.5 million in sales and marketing, customer service and administrative costs. As a percentage of revenues, selling, general and administrative expenses for the three months ended June 30, 2002 remained relatively constant and for the six months ended June 30, 2002 decreased 1% compared to the same 2001 periods. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs increased 1% and 2% during the 2002 periods as compared to the 2001 periods.

RESTRUCTURING CHARGES of $4.5 million for the three and six months ended June 30, 2002 represent employee severance payments made in excess of accrued balances.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $20.6 million (9%) and $60.5 million (13%) for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Decreases of $57.4 million and $131.3 million resulted from the adoption of Statement 142 as of January 1, 2002. Partially offsetting these decreases were net increases of approximately $36.8 million and $70.8 million, respectively, due primarily to depreciation of new plant assets and amortization of acquired intangibles.

NET INTEREST EXPENSE decreased $7.2 million (6%) and $10.2 million (4%) for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The net decreases were attributable primarily to lower interest rates and higher interest income, partially offset by higher average debt balances.

EQUITY IN NET LOSS OF AFFILIATES increased to $18.3 million and $26.2 million for the three and six months ended June 30, 2002, respectively, from $10.8 million and $14.3 million for the comparable periods in 2001. Such amounts consist of Cablevision NY Group's share of the net profits and losses of certain businesses in which Cablevision has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS, NET for the six months ended June 30, 2001 consists primarily of the gain recognized on the disposition of Cablevision's cable television systems in Massachusetts.

WRITE-OFF OF DEFERRED FINANCING COSTS of $6.6 million for the three and six months ended June 30, 2001 consists principally of costs written off in connection with amendments to CSC Holdings' credit agreements.

GAIN (LOSS) ON INVESTMENTS, NET for the three and six months ended June 30, 2002 and 2001 consists of the following:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                   ----------------------------        ---------------------------
                                                     2002                2001            2002               2001
                                                   --------            --------        --------            -------
                                                                          (DOLLARS IN MILLIONS)
Increase (decrease) in the fair value of Charter
  Communications, Adelphia Communications, AT&T
  and AT&T Wireless common stock ................. $ (506.9)           $   44.5        $ (925.4)           $ (27.1)
Charge for an other-than-temporary decline in
  the fair value of the Company's At Home
  warrants........................................        -               (69.6)              -              (69.6)
Gain recognized in connection with the
  reclassification of the shares of Charter
  Communications and Adelphia Communications
  common stock from securities available-for-sale
  to trading securities upon the adoption of
  Statement 133...................................        -                   -               -              286.4
                                                   --------            --------        --------            -------
                                                   $ (506.9)           $  (25.1)       $ (925.4)           $ 189.7
                                                   ========            ========        ========            =======

GAIN ON DERIVATIVE CONTRACTS, NET for the three and six months ended June 30, 2002 and 2001 consists of the following:

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                   ----------------------------        ---------------------------
                                                     2002                2001            2002               2001
                                                   --------            --------        --------            -------
                                                                          (DOLLARS IN MILLIONS)
Unrealized gains due to the change in fair value
  of the Company's prepaid forward contracts
  relating to the AT&T, AT&T Wireless, Charter
  Communications and Adelphia Communications
  shares.........................................  $  330.5            $  (13.1)       $  510.1            $ (17.3)
Realized gains on prepaid forward contracts
  relating to Adelphia Communications............     134.5                   -           256.6                  -
Unrealized and realized gains on interest rate
  swap contracts.................................      57.5                 1.0            51.4                4.3
                                                   --------            --------        --------            -------
                                                   $  522.5            $  (12.1)       $  818.1            $ (13.0)
                                                   ========            ========        ========            =======

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $17.2 million for the three and six months ended June 30, 2002 resulted from the settlement of CSC Holdings' collateralized indebtedness relating to the monetization of its shares of Adelphia Communications common stock.

NET MISCELLANEOUS EXPENSE amounted to $3.8 million and $8.3 million for the three and six months ended June 30, 2002, respectively, compared to $3.9 million and $7.1 million for the same periods in 2001. The increase for the six months ended June 30, 2002 was due primarily to increased losses on the disposal of certain fixed assets.

INCOME TAX BENEFIT amounted to $37.9 million and $74.0 million for the three and six months ended June 30, 2002, respectively, compared to an income tax benefit of $126.6 million in the three month period ended June 30, 2001 and an income tax expense of $159.6 million in the six month period ended June 30, 2001. The income tax benefit in the 2002 periods resulted from a pre-tax loss, including a decrease in the valuation allowance of $4.8 million in the three month

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

period ended June 30, 2002 and offset by an increase in the valuation allowance of $74.9 million in the six month period ended June 30, 2002. The income tax benefit for the three months ended June 30, 2001 resulted from a pre-tax loss, adjusted for a reduction in the valuation allowance of $75.0 million. The income tax expense for the six months ended June 30, 2001 resulted from the Transactions, partially offset by a reduction in the valuation allowance of $309.6 million. In the 2001 period, the Company did not reduce its entire valuation allowance due to uncertainties regarding the realizability of its deferred tax assets.

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

CABLEVISION NY GROUP

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $21.3 million for the six months ended June 30, 2002 compared to $129.8 million for the six months ended June 30, 2001. The 2002 net cash provided by operating activities consisted primarily of net income before depreciation,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

amortization and other non-cash items of $336.1 million, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $314.8 million.

The 2001 net cash provided by operating activities consisted primarily of net income before depreciation, amortization and other non-cash items of $81.1 million and a net increase in cash resulting from changes in assets and liabilities of $48.7 million.

INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2002 was $579.1 million compared to $397.9 million for the six months ended June 30, 2001. The 2002 investing activities consisted of $555.7 million of capital expenditures and other net cash payments of $23.4 million.

The 2001 investing activities consisted of $654.6 million of capital expenditures and other net cash payments of $36.5 million, partially offset by net proceeds of $293.2 million from the sale of cable assets.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $539.3 million for the six months ended June 30, 2002 compared to $282.6 million for the six months ended June 30, 2001. In 2002, financing activities consisted primarily of net proceeds from bank debt of $694.5 million, partially offset by net repayments of collateralized indebtedness of $54.8 million and other net cash payments aggregating $100.4 million.

In 2001, financing activities consisted primarily of $996.8 million from the issuance of senior notes, $673.6 million of proceeds from collateralized indebtedness, partially offset by net repayments of bank debt of $1,234.6 million and other net cash payments aggregating $153.2 million.

LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION SYSTEMS CORPORATION

Cablevision does not have any operations independent of its subsidiaries. In addition, Cablevision has no borrowings and does not have any securities outstanding other than its Cablevision NY Group Class A and Cablevision NY Group Class B common stock and the Rainbow Media Group Class A and Rainbow Media Group Class B tracking stock, which, upon the effective date of the exchange, will convert to Cablevision common stock. The Company does not intend to pay dividends on any of its common stock in the foreseeable future. Accordingly, Cablevision does not have cash needs independent of the needs of its subsidiaries.

Cablevision expects to maintain, wherever practicable, separate financial arrangements for the Restricted Group, Rainbow Media Group, Madison Square Garden and Cablevision Electronics.

The Cablevision NY Group, which consists primarily of the Company's cable television, telephony, and high-speed data operations, its retail electronics and theater operations, and the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

The following table presents selected historical results of operations and other financial information related to the captioned financing groups or entities as of and for the six months ended June 30, 2002 as attributed to Cablevision NY Group and Rainbow Media Group.

                                                                 Six Months Ended June 30, 2002
                                         ----------------------------------------------------------------------
                                                                                  Interest            Capital
                                           Revenues            AOCF*              Expense          Expenditures
                                         -----------        ----------           ----------        ------------
                                                                    (DOLLARS IN THOUSANDS)
CABLEVISION NY GROUP:
   Restricted Group.................     $ 1,171,824        $  488,504           $  206,618        $    409,302
   Madison Square Garden............         360,901            61,630                5,740              16,426
   Retail Electronics...............         271,686           (40,400)               2,407               6,956
   Other (including eliminations)...          52,547           (76,799)              36,670             123,018
                                         -----------        ----------           ----------        ------------
     Cablevision NY Group...........     $ 1,856,958        $  432,935           $  251,435        $    555,702
                                         ===========        ==========           ==========        ============

RAINBOW MEDIA GROUP.................     $   319,737        $   75,654           $    4,632        $      4,010
                                         ===========        ==========           ==========        ============

----------
* For the Restricted Group, AOCF is as per the Restricted Group bank credit agreement definition. For all other groups, AOCF is defined as operating income (loss) before depreciation and amortization and excluding restructuring charges of $4,465 for Cablevision NY Group, stock plan income of $47,204 and $9,633 and long-term incentive plan expenses of $8,684 and $3,397 for Cablevision NY Group and Rainbow Media Group, respectively.

LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION NY GROUP

Funding for Cablevision NY Group's net cash requirements resulting from its ongoing capital investments, operational needs and debt service requirements is generally provided through separate financial arrangements made available to the Restricted Group, Madison Square Garden and Cablevision Electronics. In addition, during 2001 significant funding was provided through the Company's monetization of its shares of stock of AT&T, AT&T Wireless, Charter Communications and Adelphia Communications and the resulting collateralized indebtedness at certain of CSC Holdings' unrestricted subsidiaries (as described below). The following table summarizes the outstanding debt, present value of capital leases and redeemable preferred stock attributable to Cablevision NY Group as of June 30, 2002:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                 Restricted             Other
                                                                    Group              Entities           Total
                                                                 ------------        -----------       -----------
                                                                                (DOLLARS IN THOUSANDS)
Senior Debt:
  Restricted Group bank debt................................     $  1,433,283        $         -       $ 1,433,283
  MSG bank debt and capital leases..........................                -            243,305           243,305
  Retail Electronics bank debt and capital leases...........                -             71,666            71,666
  Other senior debt and capital leases......................           19,139             52,622            71,761
  Senior notes and debentures...............................        3,691,309                  -         3,691,309
  Collateralized indebtedness relating to stock monetization                -          1,208,971         1,208,971
Subordinated notes and debentures...........................          599,091                  -           599,091
                                                                 ------------        -----------       -----------
   Total debt...............................................        5,742,822          1,576,564         7,319,386
Redeemable preferred stock of CSC Holdings..................        1,544,294                  -         1,544,294
                                                                 ------------        -----------       -----------
   Total debt and redeemable preferred stock................     $  7,287,116        $ 1,576,564       $ 8,863,680
                                                                 ============        ===========       ===========

RESTRICTED GROUP

DEFINITION

As of June 30, 2002, Cablevision NY Group's Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding the Company's cable operations, which encompassed approximately 3 million subscribers; the commercial telephone operations of Lightpath on Long Island, New York; and substantially all of the Company's consumer high-speed data operations, which encompassed approximately 611,000 subscribers as of June 30, 2002.

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

Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks. The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004. As of July 30, 2002, the Restricted Group had outstanding borrowings under its credit facility of $1,548.0 million and outstanding letters of credit of $48.9 million, resulting in undrawn revolver commitments of $803.1 million. The Restricted Group's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as digital video services, IP telephony, Lightpath's non-Long Island based commercial telephone business, and business high-speed data services create a net funding requirement. In addition, the Company expects that the Restricted Group will fund

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

certain cash requirements of Cablevision Electronics and Rainbow NY Group, certain expenditures relating to the construction and launch by March 2003 of a direct broadcast satellite, for which R/L DBS plans to make vendor payments in 2002 totaling approximately $140 million, and certain investments in 2002 totaling approximately $100 million in Northcoast Communications, LLC, a wireless personal communications services business in which the Company has a 49.9% voting interest. The Company currently expects that the net funding and investment requirements for 2002 will be met with borrowings under the Restricted Group's existing bank credit facility and that the Restricted Group's available borrowing capacity under that facility will be sufficient to meet such requirements.

In August 2002, the Company announced a major restructuring designed to reduce expenses and improve overall liquidity. Under the plan, the Company would dispose of its motion picture theater business, close 26 retail electronics store locations, substantially reduce corporate overhead and divisional expense primarily through the elimination of certain staff positions, and reduce capital expenditures, including a significant reduction in required digital set top box commitments. In connection with this plan, the Company expects that it will record a restructuring charge in the third quarter of 2002 of approximately $80 million.

The Company currently projects Telecommunications Services segment funding requirements and availability resulting from the restructuring plan to be as follows:

                                                            2002          2003
                                                           -------      -------
                                                              (IN MILLIONS)
Opening $2,400 revolver availability .................     $ 1,577      $   340
                                                           -------      -------

SOURCES OF FUNDS
Cash from operations-Telecommunications Services (1)..         955        1,160
                                                           -------      -------

USES OF FUNDS
Capital expenditures (2) .............................      (1,185)        (725)
Interest  and preferred dividends ....................        (650)        (723)
Investments:
   Northcoast Communications (3) and R/L DBS .........        (240)         (15)
   WIZ, Clearview, Rainbow NY Group ..................        (150)         (15)
   Other (4) .........................................        (187)          (7)
                                                           -------      -------
     Total uses ......................................      (2,412)      (1,485)
                                                           -------      -------

     Net uses ........................................      (1,457)        (325)

Ending revolver availability .........................         120           15
Plus:  Rainbow Media Group cash/cash from operations..         220          145

                                                           -------      -------
Adjusted ending revolver availability ................     $   340      $   160
                                                           =======      =======

Notes:
(1) Does not include estimated 2002 restructuring charge; estimated cash payments related to this charge included in "Uses of funds: Other," below.
(2) Projected capital expenditures for 2003 is the midpoint of an estimated $670 million to $780 million range.
(3) In 2003, represents minimum payment requirements for license maintenance and protection.
(4) For 2002, consists of the cash payment of the present value of interest payable related to the early termination of Adelphia Communications monetization contracts; the estimated cash impact of the 2001 and estimated 2002 restructuring charges; initial payment under the August 2002 set top box vendor agreement; and miscellaneous and working capital requirements. For 2003, consists of the estimated proceeds from the sale of the Clearview theaters offset by miscellaneous and working capital requirements.

The following chart presents the Company's Telecommunications Services segment's and corporate projected capital expenditures for 2002 and 2003:

                                                         2002                  2003
                                                        ------     -----------------------------
                                                                        Low            High
                                                                       ------         ------
                                                                   (IN MILLIONS)
CONSUMER SERVICES
Maintenance .........................................   $   95         $   80         $  105
New construction ....................................       25             20             25
Plant rebuild .......................................      285            145            165
Headend electronics .................................      245             40             50
CUSTOMER RELATED
   Digital boxes ....................................      220            205            230
   Modem/VoIP boxes .................................       25             30             35
   Digital installation .............................       60             30             40
                                                        ------         ------         ------
Total Consumer Services .............................      955            550            650
Business Services ...................................      130             80             90
                                                        ------         ------         ------
Total Telecommunications Services ...................    1,085            630            740
Corporate ...........................................      100             40             40
                                                        ------         ------         ------
Total Telecommunications Services and Corporate .....   $1,185         $  670         $  780
                                                        ======         ======         ======

The projected 2002 and 2003 capital expenditures, sources of funds and uses of funds may differ materially from the levels and amounts referred to above. Any shortfall in sources of funds and any funding requirements above currently projected levels would require additional funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on forward-looking statements in this Form 10-Q and the factors that may cause actual results or developments to differ materially from the forward looking statements contained or incorporated by reference herein.

In 2003, the Company projects a significantly reduced funding requirement in light of the improvements expected to be provided by its restructuring plan and believes it has adequate funding available under its existing, committed bank credit facilities to fund its projected requirements through 2003. The plan contemplates no additional investment in Northcoast Communications (other than required payments to maintain and protect Northcoast Communications' FCC licenses) or in R/L DBS in 2003.

Depending on the scope of the Company's pursuit of a direct broadcast satellite business, significant additional funding to launch and operate this satellite business may be required. Based on the Company's current business plan and its intention to maintain the liquidity necessary to meet its projected funding requirements, as discussed above, the Company believes that the Restricted Group would only be able to raise funds for the direct broadcast satellite business through asset sales or by obtaining a strategic partner to contribute such funds.

The Restricted Group's future access to the public debt markets and the cost of any future debt issuances are influenced by its credit ratings, which are provided by Moody's Investor Services and Standard & Poor's. Moody's recently lowered the ratings on the Restricted Group's outstanding securities and Standard and Poor's placed the Company's ratings on credit watch for a potential downgrade. Downgrades by either rating agency would further increase the Restricted Group's interest rate on new debt issuances and could adversely impact its ability to raise additional debt.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

MADISON SQUARE GARDEN

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

Madison Square Garden's primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility. This facility currently matures on December 31, 2004, has no interim commitment reductions, and permits a maximum leverage of 4.25 times cash flow (as defined in the credit facility) through maturity. As of July 30, 2002, Madison Square Garden had outstanding debt and letters of credit of $180.0 million and $12.4 million, respectively, under this facility, resulting in undrawn funds of $307.6 million. Madison Square Garden's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Company believes that through 2003, internally generated funds and funds available under Madison Square Garden's existing credit facility will be sufficient to meet its projected funding requirement; however, depending on the scope of entertainment projects, potential sports player transactions, levels of capital expenditures and cash flow from operations, Madison Square Garden may need to obtain an amendment to existing financial covenants under its bank credit facility, or, if such amendment could not be obtained, reduce discretionary spending and capital expenditures, and/or seek funding from its partners.

RETAIL ELECTRONICS

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

Cablevision Electronics' primary sources of liquidity have been funds from its bank credit facility and advances from CSC Holdings' Restricted Group. Cablevision Electronics currently has a $130 million credit facility, which matures in April 2003. Under the terms of the credit facility, the total amount of borrowing available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory and compliance with all loan agreement covenants, including a minimum net worth covenant. On July 30, 2002, total outstanding debt under the credit facility was $58.5 million with additional available funds of $13.0 million based on eligible inventory. CSC Holdings' cash investment, including intercompany advances, in Cablevision Electronics was approximately $477.7 million at July 30, 2002. Through July 30, 2002, Cablevision Electronics received other financial support from CSC Holdings in the form of guarantees and letters of credit of approximately $36.9 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

For 2002, Cablevision Electronics will require additional financial support from CSC Holdings in respect of operating losses, capital expenditures and expenditures associated with its announced new business plan. For 2003, the Company anticipates its store closure program to result in limited financial support from CSC Holdings and expects this support plus funds available under Cablevision Electronics' credit facility, assuming the agreement can be renewed at maturity, will be sufficient to meet its funding requirements. No assurances as to the Company's ability to renew or extend the facility or obtain support from other sources can be provided.

COMMITMENTS AND CONTINGENCIES

RESTRICTED GROUP

The Restricted Group's guarantees outstanding as of June 30, 2002 totaled $60.5 million, an increase of $24.0 million over the amount reported in our Annual Report on Form 10-K as of December 31, 2001. The increase is primarily attributable to an increase in the mark-to-market exposure under the guarantees issued in connection with the monetization of the Company's Charter Communications and Adelphia Communications common stocks in respect of potential early termination events. Such increase is a result of the declines in the prices of these common stocks during the period. The guarantee exposure is estimated as of a particular point in time by the financial institution counterparty and is based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates; however, no amounts are payable under the guarantee unless an early termination event (as defined in the agreements) occurs. The guarantee exposure approximates the net sum of the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar as reflected in the Company's accompanying balance sheet.

In August 2002, the Company reached an agreement with its supplier of digital set top boxes which reduced the Company's purchase commitments for set top boxes from $378.5 million in 2002, $378.5 million in 2003, and $567.8 million in 2004 to a total remaining commitment of $87.5 million in 2002 and nothing thereafter and requires the Company to make certain other cash payments aggregating $50 million plus interest on a portion of such amount, with respect to, among other things, a license for certain software. In connection with this agreement, CSC Holdings received a waiver from the lenders under its $2.4 billion credit facility. The Company expects that it will incur costs related to this agreement in the third quarter of 2002.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of June 30, 2002, the notional value of all such contracts was $1,055.0 million and the fair value of these derivative contracts was $19.5 million, a net receivable position. For the six months ended June 30, 2002, the Company recorded a net gain on interest swap contracts of $16.6 million, as detailed in the table below:

           FAIR MARKET VALUE OF INTEREST RATE DERIVATIVE CONTRACTS
           (DOLLARS IN THOUSANDS)

           Fair market value as of June 30, 2002..................................    $   19,476
             Less:  fair market value as of December 31, 2001.....................        17,320
                                                                                      ----------
           Unrealized gain due to changes in prevailing market conditions, net....         2,156
             Plus:  realized gain resulting from cash interest income.............        14,461
                                                                                      ----------

           Net gain on interest rate swap contracts...............................    $   16,617
                                                                                      ==========

The Company has also entered into derivative contracts to hedge its equity price risk and monetize the value of its shares of AT&T, AT&T Wireless, Charter Communications, and Adelphia Communications common stock. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, the Company would be obligated to repay the fair value of the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The following table details the Company's estimated early termination exposure as of June 30, 2002:

                                                               AT&T
                                               AT&T          Wireless        Charter        Adelphia        Total
                                             --------        --------       --------        --------     -----------
                                                                     (dollars in millions)
Collateralized indebtedness (carrying
  value)................................     $  709.0        $  208.2       $  251.9        $   39.9     $   1,209.0
                                             ========        ========       ========        ========     ===========

Collateralized indebtedness (fair value
  estimate).............................     $ (742.0)       $ (215.0)      $ (258.2)       $  (39.9)    $  (1,255.1)
Derivative contract ....................        319.1           141.2          168.4            34.9           663.6
Investment securities pledged as
  collateral ...........................        473.6            83.3           45.6               -           602.5
                                             --------        --------       --------        --------     -----------
  Net (shortfall) excess................         50.7             9.5          (44.2)           (5.0)           11.0
Value of prepaid swaps with
  cross-termination rights..............        (66.8)          (21.5)             -               -           (88.3)
                                             --------        --------       --------        --------     -----------
   Net (shortfall) excess including
     prepaid swaps......................     $  (16.1)       $  (12.0)      $  (44.2)       $   (5.0)    $     (77.3)
                                             ========        ========       ========        ========     ===========

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

AT&T transactions require cash settlement in an amount determined by reference to the AT&T stock price at maturity. The Company currently intends to generate the cash settlement amount through a sale of the underlying common shares at maturity.

EARLY TERMINATION OF ADELPHIA COMMUNICATIONS MONETIZATION CONTRACTS

In May 2002, due to certain events relating to Adelphia Communications, the Company received early termination notices from its bank counterparties on certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a gain position. The Company made cash payments totaling $54.8 million to the counterparties, which represented primarily the present value of interest payable over the remaining life of the contracts if they had been held to maturity, and received back 9.79 million shares of Adelphia Communications common stock that had been held as collateral. As of June 30, 2002 no value was ascribed to these securities. In connection with the early termination, the Company recorded a $17.2 million loss, representing the difference between the carrying value and the redemption value of the collateralized indebtedness which is reflected as a loss on the early extinguishment of debt in the accompanying consolidated statement of operations. The remaining 1.01 million shares of Adelphia Communications common stock held by the Company continue to remain subject to prepaid equity forward contracts maturing in 2005.

All of the Company's monetization transactions are obligations of wholly-owned subsidiaries that are not part of the Restricted Group; however, in the Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar as reflected in the Company's accompanying balance sheet. All of the Company's equity derivative contracts are carried at their current fair market value on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of June 30, 2002, the fair value of the Company's equity derivative contracts was $663.6 million, a net receivable position. For the six months ended June 30, 2002, the Company recorded gains of $766.6 million on these contracts, consisting of a realized gain of $256.6 million on the Adelphia Communications contracts which were subject to early termination and a net unrealized gain on all other outstanding prepaid forward contracts of $510.1 million attributable to changes in market conditions during the period. The gains on derivative contracts offset a significant portion of the losses on the Company's holdings of the underlying stocks of $925.4 million for the six months ended June 30, 2002, as shown in the following table:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

     FAIR MARKET VALUE OF EQUITY DERIVATIVE CONTRACTS
     (DOLLARS IN THOUSANDS)

     REALIZED GAINS:
     Fair market value of terminated contracts as of May 31, 2002......................................    $  353,450
       Less:  fair market value at December 31, 2001...................................................        96,874
                                                                                                           ----------
     Realized gain due to early termination, net.......................................................       256,576
                                                                                                           ----------

     UNREALIZED GAINS:
     Fair market value as of June 30, 2002.............................................................       663,575
         Less:  fair market value at December 31, 2001.................................................       153,502
                                                                                                           ----------
     Unrealized gain due to changes in prevailing market conditions, net...............................       510,073

                                                                                                           ----------
     Total gain for the period (realized and unrealized) .............................................     $  766,649
                                                                                                           ==========

     Unrealized loss on underlying stock positions due to changes in prevailing market conditions, net.    $ (925,389)
                                                                                                           ==========

In 2001, in connection with the AT&T and AT&T Wireless monetization contracts, CSC Holdings entered into prepaid interest rate swaps with a notional contract value of $1,115.0 million. These contracts require CSC Holdings to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction in a total cash amount of $239.3 million. Combined, the prepaid equity forward and prepaid interest rate swap transactions generated cash proceeds of approximately $1,788.7 million and such amount was applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility. These swaps have maturities in 2005 and 2006 that coincide with the related prepaid equity forward maturities. Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

All of the Company's prepaid interest rate swaps are carried at their current fair market values on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of June 30, 2002, the fair value of the Company's prepaid interest rate derivative contracts was $177.4 million, a net liability position. For the six months ended June 30, 2002, the Company recorded a net gain on such derivative contracts of $34.8 million as detailed below:

           FAIR MARKET VALUE OF PREPAID INTEREST RATE DERIVATIVE CONTRACTS
           (DOLLARS IN THOUSANDS)

           Fair market value as of June 30, 2002....................................................   $ (177,439)
             Less:  fair market value at December 31, 2001..........................................     (226,295)
                                                                                                       ----------
           Unrealized gain due to changes in prevailing market conditions, net......................       48,856
             Plus:  realized loss resulting from net cash payments..................................      (14,048)
                                                                                                       ----------

           Net gain on prepaid interest rate swap contracts.........................................   $   34,808
                                                                                                       ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

The RMG LLC credit facility is a $400 million revolving credit facility that was put in place on March 25, 2002 and matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004 and permits maximum leverage of 3.5 times cash flow (as defined, based on the cash flows of American Movie Classics, Bravo and The Independent Film Channel) through September 30, 2004. As of July 30, 2002, Rainbow Media Group had outstanding borrowings under its credit facility of $118 million, resulting in undrawn revolver commitments of $282 million. The RMG LLC facility contains certain covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds, and permits investments by RMG, subject to certain limitations, in other entities which may include the Company. Proceeds from the RMG LLC credit facility are not permitted to be invested in the American Movie Classics and/or Bravo partnerships.

The American Movie Classics/Bravo credit facility is a $200 million revolving credit facility that was put in place on March 25, 2002 and matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004 and permits maximum leverage of 2.0 times cash flow (as defined based on the cash flow of American Movie Classics, Bravo and The Independent Film Channel) through maturity. The facility amended and restated the previously existing American Movie Classics $200 million revolving credit facility. As of July 30, 2002, there were no outstanding borrowings under this credit facility. The revolver contains certain covenants that may limit American Movie Classics and Bravo's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

Developmental activities of certain of Rainbow Media Group's businesses, including projected investments in new programming content and services such as the digital video programming services being developed by Sterling Digital, require funding. Such funding may be obtained through cash generated from other Rainbow Media Group operations or through borrowings under the RMG LLC credit facility. The Company believes that it has sufficient funding from

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

these sources to fund these activities through 2003. In addition, the American Movie Classics/Bravo credit facility, together with cash generated by these partnerships, are expected to provide sufficient liquidity to American Movie Classics/Bravo through 2003. Under the terms of the American Movie Classics/Bravo agreement with MGM, American Movie Classics/Bravo are also required to distribute excess cash flow (as defined in the agreement), if any, to their partners quarterly.

Beginning on December 18, 2002, Fox Sports Networks has the ability under certain circumstances to exercise a right to put, at fair market value, its 40% interest in Regional Programming Partners, which includes Rainbow Media Group's regional sports programming businesses as well as other operations attributed to Cablevision NY Group, such as Madison Square Garden, Fox Sports Net New York and Metro Channel, to Rainbow Regional Holdings, a subsidiary of Rainbow Media Holdings. It also has the separate right to put its 50% interest in Fox Sports Net Chicago and Fox Sports Net Bay Area to the Regional Programming Partners' subsidiaries holding the interest in those businesses. These rights must be exercised within thirty days of December 18, 2002 and are not exercisable again until December 2005. Upon exercise, Rainbow Media Holdings may elect to either conduct an initial public offering of securities of Regional Programming Partners, which eliminates Regional Programming Partners' put, conduct an initial public offering of securities of Fox Sports Net Chicago or Fox Sports Net Bay Area, which would eliminate the Fox Sports Net Chicago and the Fox Sports Net Bay Area puts, as applicable, or purchase Fox Sports Networks' interest(s). Payment for the interest(s) may be made via issuance of marketable securities of Cablevision or Rainbow Media Holdings, or with a three-year bullet promissory note bearing interest at Prime plus 0.5% and secured by the Fox Sports Networks interest purchased. Exercise of the puts are within Fox Sports Networks' discretion and no assurances can be given that they will or will not occur.

RELATED PARTY TRANSACTIONS

The Company holds a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications. Northcoast Communications holds licenses to provide wireless personal communications services ("PCS") in 56 markets, including New York City, Boston, Minneapolis and Cleveland and commenced commercial service in Cleveland (which accounts for approximately 5% of Northcoast's total "Points of Presence" or "POPs" covered by its licenses) in April 2001. Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively. The operations of Northcoast Communications are not consolidated with those of the Company.

As of June 30, 2002, Northcoast Communications had $63.7 million in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997. In addition, a wholly owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68.4 million in vendor financing outstanding under a stand-alone $75 million facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Company through the Restricted Group which as of June 30, 2002 totaled $198.8 million (comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications), in addition to certain unpaid

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

general and administrative charges from the Company amounting to approximately $4.1 million at June 30, 2002.

The Company currently anticipates that it will invest up to approximately $100 million in Northcoast Communications in 2002, which will be used to fund the buildout of Northcoast Communications' PCS licenses in accordance with FCC minimum buildout requirements, FCC debt service and certain operating expenses. At this time, the Company has no plans to fund any additional market launches. The FCC minimum buildout requirements required Northcoast Communications to certify to the FCC by June 27, 2002 that it had met certain construction benchmarks in the markets in which it is licensed in order to avoid forfeiture of the licenses. Northcoast Communications has met these requirements in all of its 49 originally licensed markets.

The Company also provides certain management services to Northcoast Communications, subject to the direction and control of Northcoast Communications, for which it receives an annual fee plus reimbursement of cost and expenses. For the six months ended June 30, 2002, the Company recorded management fees of $1.5 million, which, together with previous management fees and interest thereon aggregating $14.8 million, were unpaid as of June 30, 2002.

CLEVELAND FINANCING

Vendor financing for Northcoast Communications' Cleveland operation consists of the $75 million credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of June 30, 2002, had an outstanding balance of $3.0 million. As of June 30, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $3.6 million of the $198.8 million invested by Cablevision in Northcoast Communications in Cleveland PCS at June 30, 2002 and was owed $1.3 million by Cleveland PCS for general and administrative charges at June 30, 2002.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  June 30,           December 31,
                                                                                    2002                 2001
                                                                                -------------        ------------
                                                                                 (unaudited)
ASSETS

Current Assets

   Cash and cash equivalents................................................    $     224,910        $   107,990
   Accounts receivable trade (less allowance for doubtful accounts of
     $52,389 and $31,244)...................................................          342,180             335,808
   Notes and other receivables, current.....................................           62,130              73,894
   Inventory, prepaid expenses and other current assets.....................          217,647             223,859
   Feature film inventory, net..............................................           85,285              71,248
   Advances to affiliates...................................................           26,841             120,691
   Derivative contracts, current............................................           13,401               5,378
                                                                                -------------        ------------
     Total current assets...................................................          972,394             938,868

Property, plant and equipment, net..........................................        4,386,287           4,077,726
Investments in affiliates...................................................           68,963              78,710
Advances to affiliates, long-term...........................................          147,183              94,087
Investment securities available-for-sale....................................               56                 158
Investment securities pledged as collateral.................................          602,502           1,527,890
Other investments...........................................................           20,287              20,483
Notes and other receivables.................................................           85,370              72,744
Derivative contracts........................................................          669,650             262,317
Other assets................................................................           26,441              21,623
Long-term feature film inventory, net.......................................          374,933             344,949
Deferred carriage fees, net.................................................          174,687             178,836
Franchises, net of accumulated amortization of $1,092 and $971,481..........          732,432             732,313
Affiliation, broadcast and other agreements, net of accumulated amortization
   of $258,721 and $235,182.................................................          231,468             167,104
Excess costs over fair value of net assets acquired and other intangible
   assets, net of accumulated amortization of $199,292 and $997,387.........        1,499,727           1,584,967
Deferred financing, acquisition and other costs, net of accumulated
   amortization of $40,875 and $60,687......................................          113,766             114,025
                                                                                -------------        ------------
                                                                                $  10,106,146        $ 10,216,800
                                                                                =============        ============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                  June 30,           December 31,
                                                                                    2002                 2001
                                                                                -------------        ------------
                                                                                 (unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current Liabilities

   Accounts payable........................................................     $     380,665        $    459,949
   Accrued liabilities.....................................................           815,818             953,353
   Accounts payable to affiliates..........................................            88,544              57,282
   Feature film and contract obligations...................................            76,171              64,759
   Current portion of bank debt............................................            79,570               3,694
   Current portion of capital lease obligations............................            23,057              30,334
                                                                                -------------        ------------
     Total current liabilities.............................................         1,463,825           1,569,371
Feature film and contract obligations, long-term...........................           330,268             315,560
Deferred revenue...........................................................           114,137             137,228
Deferred tax liability.....................................................                 -              66,622
Liabilities under derivative contracts.....................................           177,439             226,295
Other long-term liabilities................................................           152,426             150,304
Bank debt, long-term.......................................................         1,774,000           1,041,347
Collateralized indebtedness................................................         1,208,971           1,572,372
Senior notes and debentures................................................         3,691,309           3,690,845
Subordinated notes and debentures .........................................           599,091             599,054
Capital lease obligations, long-term.......................................            80,396              73,905
                                                                                -------------        ------------
   Total liabilities.......................................................         9,591,862           9,442,903
                                                                                -------------        ------------
Minority interests.........................................................           854,163             864,947
                                                                                -------------        ------------
Series H Redeemable Exchangeable Preferred Stock...........................           434,181             434,181
                                                                                -------------        ------------
Series M Redeemable Exchangeable Preferred Stock...........................         1,110,113           1,110,113
                                                                                -------------        ------------

Commitments and contingencies

Stockholder's deficiency:
   Series A Cumulative Convertible Preferred Stock, 200,000 shares
     authorized, none issued...............................................                 -                   -
   Series B Cumulative Convertible Preferred Stock, 200,000 shares
     authorized, none issued...............................................                 -                   -
   8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares
     authorized, none issued ($100 per share liquidation preference).......                 -                   -
   Common Stock, $.01 par value, 10,000,000 shares authorized, 1,000 shares
     issued................................................................                 -                   -
   Paid-in capital.........................................................         1,068,985             970,031

   Accumulated deficit.....................................................        (2,953,158)         (2,605,375)
                                                                                -------------        ------------
   Total stockholder's deficiency..........................................        (1,884,173)         (1,635,344)
                                                                                -------------        ------------
                                                                                $  10,106,146        $ 10,216,800
                                                                                =============        ============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                 Six Months Ended June 30,             Three Months Ended June 30,
                                              ------------------------------        --------------------------------
                                                 2002               2001                2002                2001
                                              -----------       ------------        ------------         -----------
Revenues, net (including retail
   electronics sales of $271,686,
   $307,070, $132,144 and $156,207).....      $ 2,167,726       $  2,105,072        $  1,065,556         $ 1,059,064
                                              -----------       ------------        ------------         -----------

Operating expenses:
   Technical and operating..............          831,020            829,181             362,316             380,261
   Retail electronics cost of sales.....          221,022            245,439             107,529             124,310
   Selling, general and administrative..          562,339            555,614             273,198             271,344
   Restructuring charges................            4,465                  -               4,465                   -
   Depreciation and amortization........          432,291            488,104             221,221             240,158
                                              -----------       ------------        ------------         -----------
                                                2,051,137          2,118,338             968,729           1,016,073
                                              -----------       ------------        ------------         -----------
     Operating income (loss)............          116,589            (13,266)             96,827              42,991
                                              -----------       ------------        ------------         -----------

Other income (expense):
   Interest expense.....................         (256,067)          (269,991)           (133,013)           (132,607)
   Interest income......................           14,657              9,115              10,761               6,181
   Equity in net loss of affiliates.....          (22,245)           (11,343)            (12,543)             (6,342)
   Gain on sale of cable assets and
     programming interests, net.........                -          2,178,080                   -             744,588
   Write-off of deferred financing costs             (620)           (12,990)                  -              (6,610)
   Impairment charges on investments....             (213)              (311)               (213)                (58)
   Gain (loss) on investments, net......         (925,388)           189,743            (506,938)            (25,089)
   Gain (loss) on derivative contracts,
     net................................          818,075            (13,021)            522,536             (12,056)
   Loss on early extinguishment of debt.          (17,237)                 -             (17,237)                  -
   Minority interests...................          (34,704)          (219,144)            (31,224)           (235,026)
   Miscellaneous, net...................           (8,434)            (7,038)             (3,727)             (3,887)
                                              -----------       ------------        ------------         -----------
                                                 (432,176)         1,843,100            (171,598)            329,094
                                              -----------       ------------        ------------         -----------
Income (loss) before income taxes.......         (315,587)         1,829,834             (74,771)            372,085

   Income tax benefit (expense).........           55,062           (376,211)             20,247             (89,966)
                                              -----------       ------------        ------------         -----------
Net income (loss).......................         (260,525)         1,453,623             (54,524)            282,119

   Dividend requirements applicable to
     preferred stock....................          (87,258)           (87,258)            (43,629)            (43,629)
                                              -----------       ------------        ------------         -----------
Net income (loss) applicable to common
   shareholder..........................      $  (347,783)      $  1,366,365        $    (98,153)        $   238,490
                                              ===========       ============        ============         ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      2002               2001
                                                                                   ----------        -----------
Cash flows from operating activities:
   Net income (loss).......................................................        $ (260,525)       $ 1,453,623
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization.........................................           432,291            488,104
     Equity in net loss of affiliates......................................            22,245             11,343
     Minority interests....................................................            34,704            219,144
     Gain on sale of cable assets and programming interests, net...........                 -         (2,178,080)
     Unrealized (gain) loss on investments, net............................           925,388           (189,743)
     Impairment charges on investments.....................................               213                311
     Write-off of deferred financing costs.................................               620             12,990
     Unrealized (gain) loss on derivative contracts........................          (561,086)            13,021
     Realized gain on derivative contracts.................................          (256,576)                 -
     Loss on early extinguishment of debt..................................            17,237                  -
     Amortization of deferred financing, discounts on indebtedness and other
       deferred costs......................................................            35,407              5,268
     Loss on sale of equipment.............................................             6,578              1,783
     Tax benefit from exercise of stock options............................               613             92,529
   Changes in assets and liabilities, net of effects of acquisitions and
     dispositions..........................................................          (342,997)           (74,425)
                                                                                   ----------        -----------
     Net cash provided by (used in) operating activities...................            54,112           (144,132)
                                                                                   ----------        -----------

Cash flows from investing activities:
   Net proceeds from sale of cable assets and programming interests........                 -          1,118,153
   Capital expenditures....................................................          (559,712)          (660,280)
   Proceeds from sale of equipment.........................................             1,378              1,919
   (Increase) decrease in investment securities and other investments......               196            (15,022)
   Additions to intangible assets..........................................              (329)              (303)
   (Increase) decrease in investments in affiliates, net...................           (18,260)           (18,849)
                                                                                   ----------        -----------
     Net cash provided by (used in) investing activities...................          (576,727)           425,618
                                                                                   ----------        -----------

Cash flows from financing activities:
   Proceeds from bank debt.................................................         1,327,755          2,159,554
   Repayment of bank debt..................................................          (519,226)        (3,753,486)
   Issuance of senior notes................................................                 -            996,790
   Net proceeds from (repayment of) collateralized indebtedness............           (54,813)           673,635
   Preferred stock dividends...............................................           (87,258)           (87,258)
   Payments on capital lease obligations and other debt....................           (17,532)           (20,084)
   Additions to deferred financing and other costs.........................            (9,391)           (45,303)
                                                                                   ----------        -----------
     Net cash provided by (used in) financing activities...................           639,535            (76,152)
                                                                                   ----------        -----------
Net increase in cash and cash equivalents..................................           116,920            205,334

Cash and cash equivalents at beginning of year.............................           107,990             37,940
                                                                                   ----------        -----------
Cash and cash equivalents at end of period.................................        $  224,910        $   243,274
                                                                                   ==========        ===========

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

NOTE 2.    RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2002 and 2001 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 4.    INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three and six months ended June 30, 2002 and 2001 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision").

NOTE 5.    CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the six months ended June 30, 2002 and 2001, the Company's non-cash investing and financing activities and other supplemental data were as follows:

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                     ------------------------------
                                                                                       2002                 2001
                                                                                     ---------           ----------
Non-Cash Investing and Financing Activities:
   Capital lease obligations...................................................      $  16,746           $    1,525
   Receipt of marketable securities in connection with the sale of cable
      assets...................................................................              -              893,500
   Issuance of RMG Class A common stock in exchange for a portion of NBC's
      interest in Rainbow Media Holdings.......................................         98,514               48,742

Supplemental Data:
   Cash interest paid..........................................................        248,321              255,163
   Income taxes paid (refunded), net...........................................        (23,289)              35,321

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

In 2002, NBC-Rainbow Holding, Inc. exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The acquisition of the 5.0% and the 3.1% minority interest in 2002 and 2001, respectively, was accounted for as a purchase. The excess of the purchase price over the net book value of assets acquired of approximately $118,911 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

                                                                                     Useful
                                                                                      Life
                                                                                  -------------
Property and equipment..........................................................    10 years         $       699
                                                                                                     ===========

AMORTIZED INTANGIBLE ASSETS:
   Affiliation agreements.......................................................    10 years         $    77,632
   Broadcast rights.............................................................    10 years              10,270
   Other intangibles............................................................  7 to 10 years           18,688
                                                                                                     -----------
                                                                                                     $   106,590
                                                                                                     ===========

UNAMORTIZED INTANGIBLE ASSETS:
   Excess costs over the fair value of net assets acquired......................                     $    11,622
                                                                                                     ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unauidted)

NOTE      7. RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill and intangible assets that were determined to have an indefinite useful life and that had been acquired in a purchase business combination. The Company did not record any impairment charges in connection with the implementation of Statement 142.

Summarized below is pro forma net income and basic and diluted earnings per share for the three and six months ended June 30, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

                                           For the Six Months Ended June 30,    For the Three Months Ended June 30,
                                           ---------------------------------    -----------------------------------
                                                2002               2001               2002               2001
                                           ------------        -------------    -------------         -------------
NET INCOME (LOSS):
Net income (loss) as reported...........   $   (347,783)       $   1,366,365    $     (98,153)        $     238,490
  Goodwill and franchise amortization,
   net of taxes.........................              -               75,810                -                30,282
                                           ------------        -------------    -------------         -------------
Adjusted net income (loss)..............   $   (347,783)       $   1,442,175    $     (98,153)        $     268,772
                                           ============        =============    =============         =============

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

Effective January 1, 2002, the Company adopted the provisions of the FASB's Emerging Issues Task Force, EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unauidted)

deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption, the Company reclassified the amortization of its deferred carriage fees as a reduction to revenues, net. This reclassification has been made for the comparable 2001 period. The amortization of deferred carriage fees shown on the balance sheet was previously included in operating expenses, which were correspondingly reduced.

NOTE 8.    INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at June 30, 2002.

GROSS CARRYING AMOUNT OF AMORTIZED INTANGIBLE ASSETS:
   Franchises.................................................................................... $       1,676
   Affiliation agreements........................................................................       345,780
   Broadcast rights..............................................................................       101,483
   Player contracts..............................................................................        42,926
   Other intangibles.............................................................................       194,865
                                                                                                  -------------
                                                                                                        686,730
                                                                                                  -------------

ACCUMULATED AMORTIZATION:
   Franchises....................................................................................         1,092
   Affiliation agreements........................................................................       176,035
   Broadcast rights..............................................................................        48,525
   Player contracts..............................................................................        34,161
   Other intangibles.............................................................................        35,031
                                                                                                  -------------
                                                                                                        294,844
                                                                                                  -------------

UNAMORTIZED INTANGIBLE ASSETS:
   Franchises....................................................................................       731,848
   Excess costs over the fair value of net assets acquired.......................................     1,339,893
                                                                                                  -------------
                                                                                                      2,071,741
                                                                                                  -------------

Total intangibles................................................................................ $   2,463,627
                                                                                                  =============

AGGREGATE AMORTIZATION EXPENSE:
   Six months ended June 30, 2002................................................................ $      26,464

ESTIMATED AMORTIZATION EXPENSE:
   Year ending December 31, 2002.................................................................        50,699
   Year ending December 31, 2003.................................................................        50,167
   Year ending December 31, 2004.................................................................        38,846
   Year ending December 31, 2005.................................................................        26,319
   Year ending December 31, 2006.................................................................        22,756

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unauidted)

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the six months ended June 30, 2002 are as follows:

                                           Tele-                                                         Total
                                      communications         MSG           RMG           Other          Company
                                      --------------     -----------    ----------     ---------      -----------
EXCESS COSTS OVER THE FAIR VALUE OF
 NET ASSETS ACQUIRED:
Balance as of December 31, 2001...... $      206,971     $ 1,078,646    $  112,509    $   41,347      $ 1,439,473
   Excess costs over the fair value
     of net assets acquired, net of
     taxes...........................              -               -       (23,308)       (4,177)         (27,485)
   Reclassification as a result of
     independent appraisal...........              -               -       (62,174)       (9,921)         (72,095)
                                      --------------     -----------    ----------     ---------      -----------
Balance as of June 30, 2002.......... $      206,971     $ 1,078,646    $   27,027    $   27,249      $ 1,339,893
                                      ==============     ===========    ==========     =========      ===========

NOTE 9.    DEBT

In March 2002, Rainbow Media Group, LLC, a wholly owned subsidiary of Rainbow Media Holdings, entered into a $400,000 revolving credit facility with a group of banks which matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004. This revolving credit facility contains certain financial covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

In March 2002, American Movie Classics Company and Bravo Company, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. The facility matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005) and requires commitment reductions beginning in the third quarter of 2004. The facility amended and restated the previously existing American Movie Classics $200,000 revolving credit facility. The American Movie Classics/Bravo revolving credit facility contains certain financial covenants that may limit the ability of American Movie Classics/Bravo to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

NOTE 10.   COLLATERALIZED INDEBTEDNESS AND DERIVATIVE CONTRACTS

In May 2002, due to certain events relating to Adelphia Communications Corporation, the Company received early termination notices from its bank counterparties pursuant to certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a significant gain position. The Company made cash payments aggregating $54,813, representing the difference between the redemption value of the collateralized indebtedness and the fair market value of the prepaid equity forward contracts as of the early termination date, and 9.79 million

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unauidted)

shares of Adelphia Communications common stock that were held as collateral were returned to the Company. In connection with the early termination, the Company recognized a loss of $17,237, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on the early extinguishment of debt in the accompanying consolidated statement of operations.

NOTE 11.   INCOME TAXES

In connection with the exchange of equity securities by NBC described in Note 6, the Company recorded a deferred tax liability of approximately $42,000 in accordance with the purchase method of accounting. Pursuant to such exchange, the Company will begin to file one consolidated federal income tax return effective June 29, 2002. As a result of the consolidation of Rainbow Media Holdings for federal tax purposes, the valuation allowance and excess costs over the fair value of net assets acquired were reduced by approximately $91,000.

Income tax benefit for the six months ended June 30, 2002 of $55,062 differs from the income tax benefit derived by applying the statutory rate principally due to an increase in the valuation allowance of approximately $74,850.

NOTE 12.   RESTRUCTURING

In December 2001, the Company recorded restructuring charges of $56,442 which included expenses of approximately $21,018 associated with the elimination of approximately 600 positions (primarily in corporate, administrative and infrastructure functions across various business units of the Company) and estimated expenses of approximately $35,424 associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability at June 30, 2002.

                                                                             Employee    Facility Realignment
                                                                            Severance      and Other Costs
                                                                            ---------    --------------------
Balance at December 31, 2001.........................................       $  21,018        $   35,424
  Additional Charges.................................................           4,465                 -
  Payments...........................................................          (9,472)           (4,941)
                                                                            ---------    --------------------
Balance at June 30, 2002.............................................       $  16,011        $   30,483
                                                                            =========    ====================

NOTE 13.   SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, stock plan income or expense, long-term incentive plan income or expense and restructuring charges).

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unauidted)

                                                    Six Months Ended June 30,          Three Months Ended June 30,
                                                 ------------------------------      ------------------------------
                                                    2002                2001             2002               2001
                                                 -----------        -----------      ------------       -----------
REVENUES, NET

Telecommunication Services..................     $ 1,196,510        $ 1,116,003      $    603,450       $   573,016
Rainbow Media Group.........................         319,737            277,484           159,286           144,870
Madison Square Garden.......................         360,901            398,305           153,804           181,406
Retail Electronics..........................         271,686            307,070           132,144           156,207
All Other...................................          27,861             14,610            21,317             7,217
Intersegment Elimination....................          (8,969)            (8,400)           (4,445)           (3,652)
                                                 -----------        -----------      ------------       -----------
   Total                                         $ 2,167,726        $ 2,105,072      $  1,065,556       $ 1,059,064
                                                 ===========        ===========      ============       ===========

ADJUSTED OPERATING CASH FLOW

Telecommunication Services..................     $   462,057        $   438,078      $    239,939       $   223,517
Rainbow Media Group.........................          75,654             60,070            40,819            33,983
Madison Square Garden.......................          61,630             55,080            51,618            39,712
Retail Electronics..........................         (40,400)           (32,204)          (19,761)          (14,812)
All Other...................................         (50,352)           (53,063)          (22,948)          (28,008)
                                                 -----------        -----------      ------------       -----------
   Total....................................     $   508,589        $   467,961      $    289,667       $   254,392
                                                 ===========        ===========      ============       ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unauidted)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                    Six Months Ended June 30,          Three Months Ended June 30,
                                                -------------------------------      ------------------------------
                                                     2002              2001               2002              2001
                                                 -----------        -----------      ------------       -----------
REVENUE, NET

Total revenue for reportable segments.......     $ 2,148,834        $ 2,098,862      $  1,048,684       $ 1,055,499
Other revenue and intersegment eliminations.          18,892              6,210            16,872             3,565
                                                 -----------        -----------      ------------       -----------
   Total consolidated revenue...............     $ 2,167,726        $ 2,105,072      $  1,065,556       $ 1,059,064
                                                 ===========        ===========      ============       ===========

ADJUSTED OPERATING CASH FLOW TO NET INCOME
   (LOSS) BEFORE INCOME TAXES AND DIVIDEND
   REQUIREMENTS

Total adjusted operating cash flow for
   reportable segments......................     $   558,941        $   521,024      $    312,615       $   282,400
Other adjusted operating cash flow deficit..         (50,352)           (53,063)          (22,948)          (28,008)
Items excluded from adjusted operating cash
   flow:
   Depreciation and amortization............        (432,291)          (488,104)         (221,221)         (240,158)
   Stock plan income........................          56,837             20,101            38,823            38,958
   Long-term incentive plan expense.........         (12,081)           (13,224)           (5,977)          (10,201)
   Restructuring charges....................          (4,465)                 -            (4,465)                -
   Interest expense.........................        (256,067)          (269,991)         (133,013)         (132,607)
   Interest income..........................          14,657              9,115            10,761             6,181
   Equity in net loss of affiliates.........         (22,245)           (11,343)          (12,543)           (6,342)
   Gain on sale of cable assets and
     programming interests, net.............               -          2,178,080                 -           744,588
   Write-off of deferred financing costs....            (620)           (12,990)                -            (6,610)
   Impairment charges on investments........            (213)              (311)             (213)              (58)
   Gain (loss) on investments, net..........        (925,388)           189,743          (506,938)          (25,089)
   Gain (loss) on derivative contracts, net.         818,075            (13,021)          522,536           (12,056)
   Loss on early extinguishment of debt.....         (17,237)                 -           (17,237)                -
   Minority interests.......................         (34,704)          (219,144)          (31,224)         (235,026)
   Miscellaneous, net.......................          (8,434)            (7,038)           (3,727)           (3,887)
                                                 -----------        -----------      ------------       -----------
     Income (loss) before income taxes and
       dividend requirements................     $  (315,587)       $ 1,829,834      $    (74,771)      $   372,085
                                                 ===========        ===========      ============       ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 14.   LEGAL MATTERS

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint against the Company in the United States District Court, Southern District of New York. The complaint arises from the failure of the YES Network and the Company to reach

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unauidted)

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

In August 2002, purported class actions naming as defendants Cablevision and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "RMG assets", or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award recissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The Company believes the claims are without merit and intends to vigorously contest the lawsuits.

NOTE 15.   OTHER MATTERS

In January 2001, the Company completed the sale of its cable television systems in Boston and eastern Massachusetts to AT&T Corporation in exchange for AT&T's cable television systems in certain northern New York suburbs, shares of AT&T common stock and a cash payment. The sales agreements with AT&T provided both parties with certain post closing adjustments to the purchase price following agreement on those adjustments between the parties, or, in the event no agreement was reached, that the post closing adjustment issues would be resolved by third party experts whose determination would be binding. The Company believes the amount of any negotiated settlement or expert determination of the parties' respective claims will not be material to the Company.

As of June 30, 2002, Northcoast Communications, LLC, a 49.9% owned unconsolidated subsidiary of the Company, had $63,700 in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997. In addition, a wholly owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68,400 in vendor financing outstanding under a stand-alone $75,000 facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Company through the Restricted Group which as of June 30, 2002 totaled $198,800 (comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $4,100 at June 30, 2002.

Vendor financing for Northcoast Communications' Cleveland operation consists of the $75,000 credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unauidted)

Cleveland license which, as of June 30, 2002, had an outstanding balance of $3,000. As of June 30, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $3,645 of the $198,800 invested by Cablevision in Northcoast Communications in Cleveland PCS at June 30, 2002 and was owed $1,300 by Cleveland PCS for general and administrative charges at June 30, 2002.

NOTE 16.   SUBSEQUENT EVENTS

In August 2002, Cablevision's board of directors approved the exchange of Rainbow Media Group common stock for shares of Cablevision NY Group common stock pursuant to the terms of Cablevision's certificate of incorporation. Each share of Rainbow Media Group common stock will be exchanged for 1.19093 shares of Cablevision NY Group common stock on August 20, 2002. Fractional shares will be paid in cash. From and after the date of the exchange, all rights of holders of shares of Rainbow Media Group common stock will cease except for the right, upon surrender of the certificates representing their shares of Rainbow Media Group common stock, to receive the shares of Cablevision NY Group common stock for which their shares of Rainbow Media Group common stock were exchanged, together with any fractional payment as provided above, without interest. As a result of this exchange, the computation and presentation of earnings per share for future periods will be impacted.

In August 2002, purported class actions naming as defendants Cablevision and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "RMG assets", or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award recissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The Company believes the claims are without merit and intends to vigorously contest the lawsuits.

In August 2002, the Company announced its plans to dispose of the Company's motion picture theater business, close 26 retail electronics store locations, eliminate certain staff positions and reduce capital expenditures. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and requires the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount, with respect to, among other things, a license for certain software. In connection with this agreement, CSC Holdings received a waiver from the lenders under its $2.4 billion credit facility. In connection with this plan, the Company expects that it will incur aggregating approximately $80,000 severance and related costs and costs related to the agreement referred to above aggregating approximately $80,000 in the third quarter of 2002.

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