Form 10-Q
period 2003-03-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2003-05-15
CIK 784681, 1053112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

Cablevision Systems Corporation	Yes	☒	No	☐
CSC Holdings, Inc.	Yes	☒	No	☐

Number of shares of common stock outstanding as of May 1, 2003:

Cablevision NY Group Class A Common Stock -	219,414,655
Cablevision NY Group Class B Common Stock -	67,217,427
CSC Holdings, Inc. Common Stock -	5,000,000

PART I.  FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 9.

Item 3.                                     Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in certain equity security prices and interest rates.  The Company’s exposure to interest rate movements results from its use of floating and fixed rate debt to fund its working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  In addition, from time to time the Company may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates.  The Company does not enter into interest rate swap contracts for speculative or trading purposes.

The Company’s exposure to changes in equity security prices stems primarily from the Comcast Corporation, AT&T Corp., Charter Communications, Inc., AT&T Wireless Services, Inc., General Electric Company, Leapfrog Enterprises, Inc. and Adelphia Communications Corporation common stock held by the Company.  The Company has entered into prepaid forward contracts to hedge its equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential.  In the event of an early termination of such contracts, however, the Company would be obligated to repay the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date.  The underlying stock and equity collars are carried at fair market value on the Company’s consolidated balance sheet and the monetization indebtedness is carried at its accreted value.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2003, the fair value of the Company’s fixed rate debt and redeemable preferred stock of  $7,434.9 million exceeded its carrying value of $7,271.1 million by approximately $163.8 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  The Company’s floating rate borrowings bear interest at current market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2003 would increase the estimated fair value of fixed rate debt and redeemable preferred stock instruments by approximately $364.5 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of March 31, 2003, the Company had outstanding interest rate swap contracts to convert floating rate debt to fixed rate debt covering a total notional principal amount of $1,000.0 million.  As of March 31, 2003, the fair market value of these interest rate swap contracts was approximately $4.3 million, a net liability position, as reflected under derivative contracts in the Company’s consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates from March 31, 2003 prevailing levels would decrease the fair market value of these contracts by approximately $5.9 million to a net liability position of $10.2 million.

In addition, the Company had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with its monetization transactions.  As of March 31, 2003, such contracts had a fair market value of $87.6 million, a net liability position, reflected as liabilities under derivative contracts in the Company’s consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2003 prevailing levels would decrease the fair market value of these contracts by approximately $27.3 million to a liability of $114.9 million.

Equity Price Risk:  As of March 31, 2003, the fair market value and the carrying value of the Company’s holdings of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,000.0 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $100.0 million. As of March 31, 2003, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric and Adelphia Communications aggregated $713.6 million, a net receivable position.  As of March 31, 2003, the Company had not hedged its equity price risk in Leapfrog common stock.  The maturities of these prepaid forward contracts are summarized in the following table:

Security	# of Shares Deliverable	Maturity

Comcast	7,159,205	2005
	7,159,206	2006

AT&T	4,426,093	2005
	4,426,093	2006

Charter Communications	1,862,229	2005
	5,586,687	2006
	3,724,460	2007

AT&T Wireless	7,121,583	2005
	7,121,583	2006

General Electric	12,742,032	2006

Adelphia Communications	1,010,000	2005

Other:  As of March 31, 2003, the fair value of the exchange right and put option related to CSC Holdings, Inc.’s Series A Exchangeable Participating Preferred Stock amounted to $27.3 million, a net liability position, reflected as a liability under derivative contracts in the consolidated balance sheet.  Assuming a 10% increase in the market price of the underlying Cablevision common stock and no changes in interest rates and volatility, the potential increase in the fair value of the exchange right and put option would be approximately $10.4 million, to a liability of $37.7 million.

Item 4.                                     Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.                                     Legal Proceedings

We are party to various lawsuits, some involving substantial amounts.  Management does not believe that the resolution of such lawsuits will have a material adverse impact on our financial position.

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit seeks a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service.  Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of the At Home Corporation, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust.  On March 18, 2003, counsel for At Home advised the Delaware court that the General Unsecured Creditors Liquidated Trust expected to decide by early May 2003 whether to prosecute the claims asserted in this lawsuit.

On January 8, 2002, At Home terminated its At Home service to all of Cablevision’s Optimum@Home subscribers.  In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network.  Under this agreement,

Cablevision will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement.  If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration.  The final terms established will be retroactively applied to March 31, 2003 and Cablevision has agreed to reimburse YES Network for certain payments that YES Network might have to make during the first year under “most favored nations” provisions of affiliation agreements with other distributors.  Any such payments would be funded by amounts available under the Company’s credit facility.  As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

Item 6.                                     Exhibits and Reports on Form 8-K

(a)           Exhibits.

None.

(b)           Reports on Form 8-K.

Cablevision Systems Corporation filed a Current Report on Form 8-K with the Commission on April 1, 2003.

CSC Holdings, Inc. filed a Current Report on Form 8-K with the Commission on April 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC

Date:	May 15, 2003		/s/ William J. Bell
		By:	William J. Bell as Vice Chairman, Director and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	May 15, 2003	By:	/s/ Andrew B. Rosengard
Andrew B. Rosengard as Executive Vice President, Finance and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

I, James L. Dolan, President and Chief Executive Officer of Cablevision Systems Corporation (“Cablevision”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Cablevision;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cablevision as of, and for, the periods presented in this quarterly report;

4.             Cablevision’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cablevision and have:

                a)             designed such disclosure controls and procedures to ensure that material information relating to Cablevision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b)            evaluated the effectiveness of Cablevision’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             Cablevision’s other certifying officers and I have disclosed, based on our most recent evaluation, to Cablevision’s auditors and the audit committee of Cablevision’s board of directors (or persons performing the equivalent functions):

                a)             all significant deficiencies in the design or operation of internal controls which could adversely affect Cablevision’s ability to record, process, summarize and report financial data and have identified for Cablevision’s auditors any material weaknesses in internal controls; and

                b)            any fraud, whether or not material, that involves management or other employees who have a significant role in Cablevision’s internal controls; and

6.             Cablevision’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ James L. Dolan
James L. Dolan
President and Chief Executive Officer

I, William J. Bell, Vice Chairman of Cablevision Systems Corporation (“Cablevision”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Cablevision;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cablevision as of, and for, the periods presented in this quarterly report;

4.             Cablevision’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cablevision and have:

                a)             designed such disclosure controls and procedures to ensure that material information relating to Cablevision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b)            evaluated the effectiveness of Cablevision’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             Cablevision’s other certifying officers and I have disclosed, based on our most recent evaluation, to Cablevision’s auditors and the audit committee of Cablevision’s board of directors (or persons performing the equivalent functions):

                a)             all significant deficiencies in the design or operation of internal controls which could adversely affect Cablevision’s ability to record, process, summarize and report financial data and have identified for Cablevision’s auditors any material weaknesses in internal controls; and

                b)            any fraud, whether or not material, that involves management or other employees who have a significant role in Cablevision’s internal controls; and

6.             Cablevision’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ William J. Bell
William J. Bell
Vice Chairman

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$223,158	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $60,255 and $57,860)	290,394	285,059
Notes and other receivables, current	68,593	77,570
Inventory, prepaid expenses and other current assets	60,097	63,493
Feature film inventory, net	67,931	66,617
Assets held for sale	47,964	126,034
Advances to affiliates	188,465	178,491
Total current assets	946,602	923,204

Property, plant and equipment, net	4,551,063	4,622,386
Investments in affiliates	55,536	59,726
Investment securities	27	310,336
Investment securities pledged as collateral	980,969	662,274
Other investments	22,741	17,514
Notes and other receivables	87,810	96,065
Derivative contracts	722,955	705,020
Other assets	44,840	45,515
Long-term feature film inventory, net	220,994	232,221
Deferred carriage fees, net	130,685	139,578
Franchises, net of accumulated amortization of $1,986 and $1,208	735,685	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $292,989 and $278,466	281,230	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $20,227 and $18,294	1,544,226	1,546,159
Deferred financing, acquisition and other costs, net of accumulated amortization of $49,550 and $46,007	95,922	100,101
	$10,421,285	$10,488,253

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(continued)

	March 31, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$325,337	$433,576
Accrued liabilities	806,374	859,924
Accounts payable to affiliates	11,088	17,772
Deferred revenue, current	64,193	112,276
Feature film and contract obligations	46,486	72,310
Liabilities held for sale	14,463	100,479
Liabilities under derivative contracts	31,571	1,395
Current portion of bank debt	350	5,768
Current portion of capital lease obligations	14,367	14,977
Total current liabilities	1,314,229	1,618,477

Feature film and contract obligations, long-term	227,668	229,431
Deferred revenue	17,046	17,479
Deferred tax liability	167,337	176,655
Liabilities under derivative contracts	96,920	104,949
Other long-term liabilities	211,942	220,666
Bank debt, long-term	2,081,650	2,080,000
Collateralized indebtedness	1,560,960	1,234,106
Senior notes and debentures	3,692,004	3,691,772
Subordinated notes and debentures	599,147	599,128
Capital lease obligations, long-term	69,035	71,231
Total liabilities	10,037,938	10,043,894

Minority interests	625,771	623,897

Preferred Stock of CSC Holdings, Inc.	1,620,440	1,544,294

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,189,548 and 234,708,069 shares issued and 219,373,321 and 212,891,842 outstanding	2,412	2,347
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,242,427 shares issued and outstanding	672	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,109,212	1,107,893
Accumulated deficit	(2,613,620)	(2,473,204)
	(1,501,324)	(1,362,292)

Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholders’ deficiency	(1,862,864)	(1,723,832)
	$10,421,285	$10,488,253

See accompanying notes

to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues, net	$982,150	$911,176

Operating expenses:
Technical and operating	458,105	450,584
Selling, general and administrative	231,835	222,463
Restructuring credits	(4,464)	—
Depreciation and amortization	235,932	202,293
	921,408	875,340

Operating income	60,742	35,836

Other income (expense):
Interest expense	(129,269)	(122,013)
Interest income	5,564	3,889
Equity in net loss of affiliates	(8,034)	(9,702)
Write-off of deferred financing costs	—	(620)
Gain (loss) on investments, net	17,429	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	295,539
Minority interests	(56,649)	(43,913)
Miscellaneous, net	(19,874)	(4,686)
	(201,541)	(299,956)
Loss from continuing operations before income taxes	(140,799)	(264,120)
Income tax benefit	20,840	27,465

Loss from continuing operations	(119,959)	(236,655)
Loss from discontinued operations, net of taxes (including loss of $12,844 on the sale of the retail electronics business in 2003)	(20,457)	(12,975)

Net loss	$(140,416)	$(249,630)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.43)	$(0.82)

Loss from discontinued operations	$(0.07)	$(0.05)

Net loss	$(0.50)	$(0.87)

Weighted average common shares (in thousands)	281,742	288,269

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(119,959)	$(236,655)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	235,932	202,293
Equity in net loss of affiliates	8,034	9,702
Minority interests	13,019	284
Unrealized loss (gain) on investments, net	(17,429)	418,450
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on derivative contracts	4,212	(295,548)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	16,924	23,785
Loss on disposal of equipment	17,470	2,784
Tax benefit from exercise of stock options	456	419
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(246,575)	(160,140)
Net cash used in operating activities	(87,916)	(34,006)

Cash flows from investing activities:
Capital expenditures	(165,716)	(257,990)
Proceeds from sale of equipment	870	1,125
Decrease in investment securities and other investments	3,769	87
Additions to intangible assets	(112)	(191)
Decrease in investments in affiliates, net	(3,844)	(14,529)
Net cash used in investing activities	(165,033)	(271,498)

Cash flows from financing activities:
Proceeds from bank debt	570,582	513,054
Repayment of bank debt	(574,350)	(79,186)
Issuance of common stock	928	1,688
Issuance of preferred stock	75,000	—
Net proceeds from collateralized indebtedness	314,029	—
Payments on capital lease obligations and other debt	(2,806)	(7,959)
Additions to deferred financing and other costs	(4,813)	(11,516)
Net cash provided by financing activities	378,570	416,081

Net increase in cash and cash equivalents from continuing operations	125,621	110,577

Net cash used in discontinued operations	(28,403)	(16,969)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$223,158	$201,598

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.          BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision Systems Corporation and its majority owned subsidiaries (the “Company” or “Cablevision”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2.          RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three months ended March 31, 2003 and 2002 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s and CSC Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

NOTE 3.          RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

NOTE 4.          LOSS PER SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding.  Potential dilutive common shares are not included in the computation as their effect would be antidilutive.

All share and per share amounts have been adjusted, for all periods presented, to reflect the exchange of each share of Rainbow Media Group (“RMG”) tracking stock for 1.19093 shares of Cablevision NY Group (“CNYG”) common stock on August 20, 2002, as if the exchange occurred on January 1, 2002.

NOTE 5.          CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2003 and 2002, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$—	$4,689
Issuance of Cablevision common stock in exchange for a portion of NBC’s interest in Rainbow Media Holdings, Inc.	—	17,485

Supplemental Data:
Cash interest paid – continuing operations	119,593	128,223
Cash interest paid – discontinued operations	374	1,583
Income taxes refunded, net	303	18,350

NOTE 6.          STOCK OPTION PLAN

The Company applies APB 25 and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net loss as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2003:

	Three Months Ended March 31,
	2003	2002
Net loss:
Net loss, as reported	$(140,416)	$(249,630)
Stock-based employee compensation expense determined under fair value based method, net of taxes	(5,634)	(9,323)
Pro forma net loss	$(146,050)	$(258,953)

Basic and diluted net loss per common share:
As reported	$(0.50)	$(0.87)
Pro forma	$(0.52)	$(0.90)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model.  The following assumptions were used in calculating the fair values of options granted in 2003 and 2002:

	2003	2002
CNYG Common Stock:
Risk –free interest rate	2.7%	3.3%
Volatility	61.0%	63.5%
Dividend Yield	0%	0%
Average fair value	$9.74	$15.81

In January 2003, the Company offered employees the right to exchange stock options and stock appreciation rights outstanding under the Cablevision Employee Stock Plan, which have an exercise price of more than $20.00, for restricted shares of CNYG Class A common stock.  Employees who accepted the offer received one restricted share for every two common shares issuable upon exercise of his or her options and one restricted share for every three common shares subject to his or her stock appreciation rights.  The Company will recognize compensation expense, over the four year vesting period, equal to the excess of the restricted shares’ value on the grant date over the par value amount paid for the shares of $.01 per share.  Pursuant to the offer, a total of 8,615,241 options and 6,132,146 stock appreciation rights were exchanged for a total of 6,351,847 shares of restricted stock.  Accordingly, $111,348 will be expensed ratably over the period March 10, 2003 to March 9, 2007.  Options not exchanged pursuant to the offer are subject to variable accounting.

NOTE 7.          TRANSACTIONS

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  The Company recorded a loss of $12,844, net of taxes, in connection with this transaction.

In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that Fox Sports Networks held outside of Regional Programming Partners.  Regional Programming Partners is a 60% owned subsidiary of Rainbow Media Holdings, Inc., which holds a 50% interest in each of these businesses.  In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased.  The transaction is expected to close in the second quarter of 2003.

NOTE 8.          NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In connection with the 2002 restructuring plan, the Company plans to sell its motion picture theater business.  The assets and liabilities attributable to the motion picture theater business and those attributable to the retail electronics business transferred in March 2003, and to the Bravo programming business sold in December 2002, have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	March 31, 2003	December 31, 2002

Accounts receivable	$497	$1,276
Other current assets	1,352	65,893
Property and equipment	34,070	46,526
Other long-term assets	1,641	1,925
Intangible assets	10,404	10,414
Total assets held for sale	$47,964	$126,034

Accounts payable and accrued expenses	$8,377	$65,496
Deferred revenue	1,149	1,126
Other current liabilities	—	851
Other long-term liabilities	4,937	33,006
Total liabilities held for sale	$14,463	$100,479

The operations of the motion picture theater business, the retail electronics stores and the Bravo programming service, including restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $12,844, are summarized as follows:

	Three Months Ended March 31, 2003
	Theaters	Retail Electronics	Total

Revenues, net	$18,587	$30,842	$49,429

Income (loss) before income tax benefit (expense)	$(847)	$(16,323)	$(17,170)
Income tax benefit (expense)	334	(3,621)	(3,287)
Net income (loss)	$(513)	$(19,944)	$(20,457)

	Three Months Ended March 31, 2002
	Theaters	Retail Electronics	Bravo	Total

Revenues, net	$19,269	$138,278	$33,447	$190,994

Income (loss) before income tax benefit (expense)	$(1,399)	$(26,108)	$7,182	$(20,325)
Income tax benefit (expense)	588	10,965	(4,203)	7,350
Net income (loss)	$(811)	$(15,143)	$2,979	$(12,975)

NOTE 9.          RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued.  This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan.  The provisions of this Statement have been adopted for all exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002 and had no impact on the consolidated financial statements.  The recognition requirements of FIN 45 have been applied prospectively to guarantees issued or modified after December 31, 2002 and did not have a material effect on the consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  The interpretation is effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003.  The Company is still evaluating the impact of adopting FIN 46.

The FASB issued Statement 143, Accounting for Asset Retirement Obligations, in June 2001. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company’s adoption of Statement 143 on January 1, 2003 had no impact on the Company’s financial condition or results of operations.

NOTE 10.        DEBT

In March 2003, Rainbow Media Holdings, a wholly-owned subsidiary of the Company, entered into a $300,000 credit facility consisting of a $160,000 revolver and a $140,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively.  In certain limited circumstances the maturity date may be accelerated to November 1, 2005.  The facility is secured by the stock of Rainbow Media Holdings, certain equity interests owned by Rainbow Media Holdings, and the assets of Rainbow Media Holdings and certain of its subsidiaries.  The facility requires commitment reductions beginning in June 2005.  The facility contains certain covenants that may limit Rainbow Media Holdings’ ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

In March 2003, AMC, The Independent Film Channel and WE: Women’s Entertainment, subsidiaries of Rainbow Media Holdings, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, secured by all of the assets of the borrowers.  The revolver and term loan mature on March 31, 2008 and March 31, 2009, respectively.  In certain limited circumstances the maturity date may be accelerated to November 1, 2005.  The facility requires commitment reductions beginning in June 2005.  The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE’s ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

NOTE 11.        PREFERRED STOCK OF CSC HOLDINGS, INC.

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

In connection with the issuance of the preferred stock, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock beginning in the third quarter of 2003 (“put option”) for cash or through the issuance of common stock of the Company at the Company’s option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.  The change in the fair value of $27,260 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 12.        COLLATERALIZED  INDEBTEDNESS AND DERIVATIVE CONTRACTS

In January 2003, the Company monetized the value of the General Electric Company common stock received in connection with the sale of the Bravo programming service through the execution of prepaid forward contracts, collateralized by an equivalent amount of the underlying General Electric stock.  These contracts set a floor and ceiling on the Company’s participation in the changes in the underlying stock price and at maturity are expected to offset negative changes in the fair value of the General Electric stock, while allowing for upside appreciation potential to the ceiling price.  At maturity, the contracts provide for the option to deliver cash or shares of General Electric stock, with a value determined by reference to the stock price at maturity.  The cash proceeds of $314,029 were used to repay outstanding borrowings under the Restricted Group credit facility.

Such contracts have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the change in the fair value of the equity derivative component of the prepaid forward contracts of $8,286 is included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 13.        INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2003 of $20,840 differs from the income tax benefit derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

NOTE 14.        RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2002	$3,269	$27,161	$30,430
Disposition of Cablevision Electronics	(2,198)	(5,584)	(7,782)
	1,071	21,577	22,648
Credits	—	(3,260)	(3,260)
Payments	(87)	(1,463)	(1,550)
Balance at March 31, 2003	$984	$16,854	$17,838

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2002	$5,501	$48,017	$53,518
Disposition of Cablevision Electronics	(28)	—	(28)
	5,473	48,017	53,490
Credits	—	(1,461)	(1,461)
Payments	(4,571)	(928)	(5,499)
Balance at March 31, 2003	$902	$45,628	$46,530

At March 31, 2003, approximately $28,247 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 15.        INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	418,707	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	203,491	203,491
	783,533	779,471

Accumulated amortization
Franchises	1,986	1,208
Affiliation agreements	201,437	190,809
Broadcast rights	52,027	49,920
Player contracts	39,525	37,737
Other intangibles	42,135	39,400
	337,110	319,074

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over the fair value of net assets acquired	1,382,870	1,382,068
	2,114,718	2,113,916

Total intangibles	$2,561,141	$2,574,313

Aggregate amortization expense
Three months ended March 31, 2003 and year ended December 31, 2002	$17,233	$55,982

Estimated amortization expense
Year ending December 31, 2003		$65,081
Year ending December 31, 2004		53,212
Year ending December 31, 2005		40,715
Year ending December 31, 2006		37,152
Year ending December 31, 2007		35,301

NOTE 16.        SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted EBITDA (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits).

	Three Months Ended March 31,
	2003	2002
Revenues, net from continuing operations

Telecommunications Services	$633,804	$593,060
Rainbow	176,610	151,918
Madison Square Garden	208,406	207,097
Intersegment eliminations	(36,670)	(40,899)
Total	$982,150	$911,176

Adjusted EBITDA from continuing operations

Telecommunications Services	$246,670	$219,460
Rainbow	38,795	8,403
Madison Square Garden	14,245	9,260
All Other	(517)	(17,008)
Total	$299,193	$220,115

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2003	2002
Revenues, net from continuing operations

Total revenue for reportable segments	$1,018,820	$952,075
Intersegment eliminations	(36,670)	(40,899)
Total consolidated revenue	$982,150	$911,176

Adjusted EBITDA to loss from continuing operations before income taxes

Total adjusted EBITDA for reportable segments	$299,710	$237,123
Other adjusted EBITDA	(517)	(17,008)
Items excluded from adjusted EBITDA:
Depreciation and amortization	(235,932)	(202,293)
Stock plan income (expense)	(6,983)	18,014
Restructuring credits	4,464	—
Interest expense	(129,269)	(122,013)
Interest income	5,564	3,889
Equity in net loss of affiliates	(8,034)	(9,702)
Write-off of deferred financing costs	—	(620)
Gain (loss) on investments, net	17,429	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	295,539
Minority interests	(56,649)	(43,913)
Miscellaneous, net	(19,874)	(4,686)
Loss from continuing operations before income taxes	$(140,799)	$(264,120)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 17.        LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit seeks a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service.  Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of the At Home Corporation, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust.  On March 18, 2003, counsel for At Home advised the Delaware court that the General Unsecured Creditors Liquidated Trust expected to decide by early May 2003 whether to prosecute the claims asserted in this lawsuit.

On January 8, 2002, At Home terminated its At Home service to all of Cablevision’s Optimum@Home subscribers.  In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

On March 31, 2003, YES Network and the Company reached an agreement pursuant to which the Company began carrying programming of the YES Network.  Under this agreement, the Company will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement.  If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration.  The final terms established will be retroactively applied to March 31, 2003 and the Company has agreed to reimburse YES Network for certain payments that YES Network might have to make during the first year under “most favored nations” provisions of affiliation agreements with other distributors.  Any such payments would be funded by amounts available under the Company’s credit facility.  As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

Item 2.                                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include but are not limited to:

•                  the level of our revenues;

•                  subscriber demand and growth, including demand for and growth of our digital cable service, which are impacted by competition from other services, such as DBS, and the other factors set forth below;

•                  the cost of programming and industry conditions;

•                  the regulatory environment in which we operate;

•                  general economic conditions in the areas in which we operate;

•                  demand for advertising time and space;

•                  the level of capital expenditures;

•                  the level of our expenses, including costs of our new services, such as expenses related to the introduction of our digital services;

•                  pending and future acquisitions and dispositions of assets;

•                  market demand for new services;

•                  whether any pending uncompleted transactions, are completed on the terms and at the times set forth (if at all);

•                  competition from existing competitors and new competitors entering our franchise areas;

•                  other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and our other businesses;

•                  financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and

•                  the factors described in our filings with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

We disclaim any obligation to update or revise the forward-looking statements contained or incorporated by reference herein, except as otherwise required by applicable federal securities laws.

Recent Transactions

2003 Transaction.  In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.

2002 Transactions.  In December 2002, the Company completed the sale of Rainbow Media Holdings, Inc.’s interest in the Bravo programming service to NBC in exchange for NBC’s minority interest in Rainbow Media Holdings, Cablevision common stock held by NBC and General Electric common stock.

In March 2002, Rainbow Media Holdings acquired Loral Space and Communications’ 50% interest in R/L DBS Company LLC, increasing Rainbow Media Holdings’ ownership of R/L DBS to 100%.

The above transactions completed in 2003 and 2002 are collectively referred to as the “Transactions.”

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Increase) Decrease in Net Loss
	(dollars in thousands)

Revenues, net	$982,150	100%	$911,176	100%	$70,974

Operating expenses:
Technical and operating	458,105	47	450,584	49	(7,521)
Selling, general and administrative	231,835	24	222,463	24	(9,372)
Restructuring credits	(4,464)	—	—	—	4,464
Depreciation and amortization	235,932	24	202,293	22	(33,639)
Operating income	60,742	6	35,836	4	24,906
Other income (expense):
Interest expense, net	(123,705)	(13)	(118,124)	(13)	(5,581)
Equity in net loss of affiliates	(8,034)	(1)	(9,702)	(1)	1,668
Write-off of deferred financing costs	—	—	(620)	—	620
Gain (loss) on investments, net	17,429	2	(418,450)	(46)	435,879
Gain (loss) on derivative contracts, net	(10,708)	(1)	295,539	32	(306,247)
Minority interests	(56,649)	(6)	(43,913)	(5)	(12,736)
Miscellaneous, net	(19,874)	(2)	(4,686)	(1)	(15,188)
Loss from continuing operations before taxes	(140,799)	(14)	(264,120)	(29)	123,321
Income tax benefit	20,840	2	27,465	3	(6,625)
Loss from continuing operations	(119,959)	(12)	(236,655)	(26)	116,696
Loss from discontinued operations, net of taxes	(20,457)	(2)	(12,975)	(1)	(7,482)
Net loss	$(140,416)	(14)%	$(249,630)	(27)%	$109,214

Comparison of Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the three months ended March 31, 2003 increased $71.0 million (8%) as compared to revenues for the same period in the prior year.  The net increase is attributable to the following:

Three Months Ended March 31, 2003
(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$36.6
Increased revenue in Rainbow Media Holdings’ programming services, excluding those of Madison Square Garden	24.7
Higher revenue per cable television subscriber	14.0
Increase in Madison Square Garden’s revenue	1.3
Other net decreases	(5.6)
$71.0

Technical and operating expenses for the three months ended March 31, 2003 increased $7.5 million (2%) compared to the same period in 2002.  The net increase resulted primarily from increased costs directly associated with the growth in revenues referred to above.  As a percentage of revenues, technical and operating expenses decreased 2% during the 2003 period as compared to the 2002 period.

Selling, general and administrative expenses increased $9.4 million (4%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase for 2003 was comprised of a $25.0 million increase in expenses related to the Company’s stock plan.  This increase was partially offset by decreases of approximately $11.2 million due to reductions in management bonuses, $3.8 million resulting primarily from lower sales and marketing costs and a $0.6 million decrease related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses remained constant in 2003 as compared to 2002.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 3% during the 2003 period as compared to the 2002 period.

Restructuring credits of $4.5 million for the three months ended March 31, 2003 resulted primarily from reductions to provisions previously recorded in connection with the 2001 and 2002 restructuring plans due to changes in estimates of lease termination costs.

Depreciation and amortization expense increased $33.6 million (17%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase resulted primarily from depreciation of new subscriber devices, headend upgrades and plant assets and amortization of acquired intangibles.

Net interest expense increased $5.6 million (5%) during the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase was primarily attributable to higher overall average debt balances.

Equity in net loss of affiliates decreased to $8.0 million in the three months ended March 31, 2003 from $9.7 million in the same period in 2002.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

Write-off of deferred financing costs of $0.6 million in 2002 consisted of costs written off in connection with amendments to, or termination of, the Company’s credit agreements.

Gain (loss) on investments, net for the three months ended March 31, 2003 and 2002 consists of the following:

	Three Months Ended March 31,
	2003	2002
Increase (decrease) in the fair value of Charter Communications, Adelphia Communications, AT&T and AT&T Wireless, Inc., Comcast, and General Electric common stock	$8.4	$(418.5)
Gain on various other investments	9.0	—
	$17.4	$(418.5)

Gain (loss) on derivative contracts, net for the three months ended March 31, 2003 and 2002 consists of the following:

	Three Months Ended March 31,
	2003	2002
Unrealized gains due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric and Adelphia Communications shares	$8.6	$301.6
Unrealized loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	(27.3)	—
Unrealized and realized gains (losses) on interest rate swap contracts	8.0	(6.1)
	$(10.7)	$295.5

Minority interests for the three months ended March 31, 2003 and 2002 include CSC Holdings’ preferred stock dividend requirements; Fox Sports Networks’ 40% share of the net income or loss of Regional Programming Partners; Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% share of the net income or loss of AMC, Bravo (in the 2002 period), The Independent Film Channel and WE: Women’s Entertainment.  The 2002 amount also includes NBC’s share of the net loss of Rainbow Media Holdings.

Net miscellaneous expense increased to $19.9 million for the three months ended March 31, 2003 compared to $4.7 million for the comparable period in 2002.  The increase was due primarily to losses on the disposal of certain fixed assets.

Income tax benefit attributable to continuing operations of $20.8 million for the three months ended March 31, 2003 resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings and an adjustment to the deferred tax rate.  Income tax benefit of $27.5 million in the 2002 period resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends and an increase in the valuation allowance of $79.7 million.

Loss from discontinued operations, net of taxes includes the operating results of the Bravo programming business which was sold in December 2002, the operating results of the Company’s theater operations business which is classified as held for sale, and the operating results of the retail electronics business which was transferred in March 2003.

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into three segments:

•                  Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.  The financial information for the segments does not include inter-segment eliminations.

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company’s Telecommunications Services segment.

	Three Months Ended March 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$633,804	100%	$593,060	100%
Technical and operating expenses	261,375	41	251,987	42
Selling, general and administrative expenses	129,431	20	110,325	19
Restructuring credits	(13)	—	—	—
Depreciation and amortization	165,130	26	133,781	23
Operating income	$77,881	12%	$96,967	16%

Revenues for the three months ended March 31, 2003 increased $40.7 million (7%) as compared to revenues for the same period in the prior year.  The net increase is attributable to the following:

Three Months Ended March 31, 2003
(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$36.6
Higher revenue per cable television subscriber	14.0
Other net decreases	(9.9)
$40.7

Technical and operating expenses for the three months ended March 31, 2003 increased $9.4 million (4%) compared to the same period in 2002.  The net increase resulted primarily from increased costs directly associated with the growth in revenues referred to above.  As a percentage of revenues, technical and operating expenses decreased 1% during the 2003 period  as compared to the 2002 period.

Selling, general and administrative expenses increased $19.1 million (17%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase for 2003 was comprised of an increase of $14.9 million attributable to a stock plan and an increase of approximately $9.1 million primarily attributable to higher customer service and sales and marketing costs, partially offset by decreases of approximately $4.7 million due to a reduction in management bonuses and $0.2 million attributable to lower expenses relating to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses increased 1% for 2003 as compared to 2002.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1%.

Depreciation and amortization expense increased $31.3 million (23%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase resulted primarily from depreciation of new subscriber devices, headend upgrades and plant assets.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Rainbow segment.

	Three Months Ended March 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$176,610	100%	$151,918	100%
Technical and operating expenses	73,072	41	75,632	50
Selling, general and administrative expenses	66,819	38	63,154	42
Restructuring charges	16	—	—	—
Depreciation and amortization	20,737	12	15,848	10
Operating income (loss)	$15,966	9%	$(2,716)	(2)%

Revenues for the three months ended March 31, 2003 increased $24.7 million (16%) as compared to revenues for the same period in 2002.  Approximately $13.8 million of the increase was attributed primarily to growth in programming network subscribers and rate increases, and approximately $10.9 million of the increase was due primarily to higher advertising revenue.

Technical and operating expenses for the three months ended March 31, 2003 decreased $2.6 million (3%) compared to the same period in 2002.  The decrease was primarily due to lower programming costs.  As a percentage of revenues, technical and operating expenses decreased 9% during the 2003 period as compared to the 2002 period.

Selling, general and administrative expenses increased $3.7 million (6%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase was comprised of an increase of $6.8 million in charges related to a stock plan, partially offset by a decrease of $2.9 million resulting from lower sales, marketing, advertising and other costs and a $0.2 million decrease in charges related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses decreased 4% in 2003 compared to 2002.  Excluding the effects of the stock plan, such expenses decreased 8% as a percentage of revenue in the 2003 period as compared to the 2002 period.

Depreciation and amortization expense increased $4.9 million (31%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase resulted primarily from the amortization of acquired intangibles.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Three Months Ended March 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$208,406	100%	$207,097	100%
Technical and operating expenses	159,260	76	162,337	78
Selling, general and administrative expenses	36,283	17	34,014	16
Depreciation and amortization	14,619	7	14,290	7
Operating loss	$(1,756)	(1)%	$(3,544)	(2)%

Revenues for the three months ended March 31, 2003 increased $1.3 million (1%) as compared to revenues for the comparable period in 2002.  This increase was primarily attributable to an award show which took place in the Arena at Madison Square Garden with no comparable event in 2002.  Results were also favorably impacted by January 2003 performances of the Company’s Christmas Spectacular show at Radio City Music Hall whereas performances were canceled in January 2002 as a result of a decline in New York City tourism following the September 11th tragedy.  Partially offsetting the favorable impact of these items were lower Knicks revenues as a result of the team’s share of lower league-wide television revenue and average paid attendance, as well as fewer events at Madison Square Garden and lower average per show revenue at Radio

City Music Hall.  In addition, lower revenues at MSG Networks resulted from a decline in affiliate fees primarily due to rate reductions reflecting a lower level of sports programming and a lower level of subscribers.  Advertising revenues were relatively flat as the favorable impact of more telecasts was offset by lower per game sales.

Technical and operating expenses for the three months ended March 31, 2003 decreased $3.1 million (2%) over the same 2002 period.  This decrease was primarily attributable to a credit recorded in the first quarter of 2003 reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury.  The National Basketball Association has now ruled that this player’s salary will be excluded from the luxury tax calculation for the 02/03 season.  In addition, the anticipated luxury tax relating to the active roster was lower than the prior year.  The decline in technical and operating expenses was also attributable to lower operating costs at MSG Networks due primarily to the absence of the costs to telecast certain sports programming.  Partially offsetting these declines were higher team compensation and an increase in costs directly associated with the changes in revenues discussed above.

Selling, general and administrative expenses for the three months ended March 31, 2003 increased $2.3 million (7%) as compared to the 2002 level.  This increase is primarily due to a $2.9 million increase in Madison Square Garden’s proportionate share of expense related to Cablevision’s employee stock plan.

Depreciation and amortization expense for the three months ended March 31, 2003 was relatively flat as compared to the same period in 2002.

Operating Activities

Net cash used in operating activities amounted to $87.9 million for the three months ended March 31, 2003 compared to $34.0 million for the three months ended March 31, 2002.  The 2003 net cash used in operating activities consisted primarily of a net decrease in cash of $246.6 million resulting from changes in assets and liabilities, partially offset by a net increase in cash of $158.7 million resulting from net income before depreciation, amortization and other non-cash items.

The 2002 net cash used in operating activities consisted primarily of a decrease in cash resulting from changes in assets and liabilities of $160.1 million, partially offset by a net increase in cash of $126.1 million resulting from net income before depreciation, amortization and other non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2003 was $165.0 million compared to $271.5 million for the three months ended March 31, 2002.  The 2003 investing activities consisted of $165.7 million of capital expenditures, partially offset by other net cash proceeds aggregating $0.7 million.

The 2002 investing activities consisted of $258.0 million of capital expenditures and other net cash payments of $13.5 million.

Financing Activities

Net cash provided by financing activities amounted to $378.6 million for the three months ended March 31, 2003 compared to $416.1 million for the three months ended March 31, 2002.  In 2003, the Company’s financing activities consisted primarily of proceeds from collateralized indebtedness of $314.0 million and proceeds from issuance of preferred stock of $75.0 million, partially offset by net repayments of bank debt of $3.8 million and other net cash payments of $6.6 million.

In 2002, the Company’s financing activities consisted primarily of net bank debt proceeds of $433.9 million, partially offset by net cash payments of $17.8 million.

Discontinued Operations

Net cash used in discontinued operations amounted to $28.4 million for the three months ended March 31, 2003 compared to $17.0 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

Overview

We have no operations independent of our subsidiaries, no borrowings and no public securities outstanding other than our Cablevision NY Group Class A and Cablevision NY Group Class B common stock.  Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined) and to our Rainbow and Madison Square Garden business segments.

The Restricted Group, which consists of our cable television and high-speed consumer data operations, as well as our commercial telephone and modem operations throughout the New York metropolitan area, is our principal borrower.  The Restricted Group has historically raised funds through the issuance of public securities, including senior, subordinated and preferred stock issuances, as well as through borrowings under its bank credit facility.  The Restricted Group currently funds the requirements of the Telecommunications Services segment, R/L DBS, and any investments in Northcoast Communications, LLC.  The Restricted Group may also, from time to time, make other investments as permitted under its credit facility.

Rainbow Media Holdings, which comprises the Company’s programming operations, is currently funded through cash from operations and borrowings under a $300 million credit facility made available to Rainbow Media Holdings and a $75 million credit facility made available to AMC, The Independent Film Channel and WE: Women’s Entertainment.  Madison Square Garden’s funding requirements are provided through cash from operations as well as borrowings under a $500 million credit facility made available to it.

The following table summarizes our outstanding debt, present value of capital leases, redeemable preferred stock and exchangeable preferred stock as well as interest expense and capital expenditures as of and for the three months ended March 31, 2003:

	Restricted Group	Other Entities	Total
	(dollars in thousands)
Senior Debt:
Restricted Group bank debt	$1,608,000	$—	$1,608,000
Rainbow bank debt and capital leases	—	324,840	324,840
MSG bank debt and capital leases	—	172,831	172,831
Other senior debt and capital leases	9,134	50,597	59,731
Senior notes and debentures	3,692,004	—	3,692,004
Collateralized indebtedness relating to stock monetization	—	1,560,960	1,560,960
Subordinated notes and debentures	599,147	—	599,147
Total debt	5,908,285	2,109,228	8,017,513
Redeemable preferred stock of CSC Holdings	1,544,294	—	1,544,294
Exchangeable participating preferred stock of CSC Holdings	76,146	—	76,146
Total debt and preferred stock	$7,528,725	$2,109,228	$9,637,953

Interest expense	$109,521	$19,748	$129,269
Capital expenditures	$156,340	$9,376	$165,716

Recent Events

Leapfrog Monetization

In April 2003, we monetized 800,000 shares of Leapfrog Enterprises, Inc. common stock, acquired through an investment in convertible preferred stock of Leapfrog made in March 2001, through a prepaid forward contract, collateralized by an equivalent amount of the underlying stock.  The contract sets a floor and ceiling on the Company’s participation in the changes in the underlying stock price and at maturity is expected to offset negative changes in the fair value of Leapfrog stock, while allowing for certain upside appreciation potential to the ceiling price.  At maturity, the contracts provide for the option to deliver cash or shares of Leapfrog stock, with a value determined by reference to the stock price at maturity.  Cash proceeds, net of prepaid interest over the life of the transaction, of $16.7 million received in the transaction were utilized to repay outstanding borrowings under the Restricted Group’s credit facility.  The monetization contract is an obligation of an unrestricted subsidiary of CSC Holdings.

Northcoast Communications

In December 2002, Northcoast Communications agreed to sell 50 personal communications services (“PCS”) licenses and related network assets to Verizon Wireless for $750.0 million in cash.  Cablevision owns a 49.9% interest in Northcoast Communications and expects to receive approximately $635.0 million in cash upon the closing of the transaction, after repayment of outstanding FCC debt at Northcoast Communications.  The sale is expected to close during the second quarter of 2003.  We expect to utilize the proceeds of this transaction to reduce outstanding Restricted Group bank debt.

Restricted Group

As of March 31, 2003, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations (other than digital cable operations), which encompassed approximately 3 million subscribers; our consumer high-speed data operations, which encompassed approximately 853,000 subscribers, and the commercial telephone and modem operations of Lightpath throughout the New York metropolitan area.

The Restricted Group’s primary sources of liquidity have been cash flow from operations, its bank credit facility and its access to the capital markets as evidenced by its outstanding senior, senior subordinated and preferred stock issuances and proceeds from asset sales.  In addition, in March 2003, the Restricted Group received $200.0 million in cash from Rainbow Media Holdings, $25.0 million of which was repaid in April 2003.

Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks.  The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004.  As of April 29, 2003, the Restricted Group had outstanding borrowings under its credit facility of $1,695.0 million and outstanding letters of credit of $52.3 million, resulting in undrawn revolver commitments of $652.7 million.  The Restricted Group’s revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Restricted Group’s plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as digital video services and Voice Over Internet Protocol service create a net funding requirement.  In addition, we expect that the Restricted Group will fund certain expenditures relating to the construction and launch in 2003 of a direct broadcast satellite, expected to total $80.0 million in 2003, as well as certain investments in Northcoast Communications until the sale described above is consummated.  We currently expect that the net funding and investment requirements for 2003 will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet such requirements.

R/L DBS has requested, and the Federal Communications Commission has granted, an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer’s need for additional time for scheduling and testing of the launch vehicle for the satellite.  The FCC requires commencement of service offerings no later than December 29, 2003.  We continue to evaluate our strategic and financial alternatives with respect to our investment in R/L DBS. These alternatives could include launch of a nationally or regionally marketed broadcast satellite business.  Our liquidity projections do not include the impact of any further investment beyond the projected $80.0 million investment in 2003.  Depending upon the scope of further investment in a satellite business venture, or in any other investment alternative, significant additional funding may be required.  Funding for such further investment could come from pending or future asset sales, issuance of new debt or equity securities, or strategic or financial partners.

The Restricted Group’s future access to the public debt markets and the cost of any future debt issuances are influenced by its credit ratings, which are provided by Moody’s Investor Services and Standard & Poor’s.  Any downgrades by either rating agency would increase the Restricted Group’s interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

Financing for Rainbow Media Holdings, which currently consists primarily of the Company’s interest in four nationally distributed entertainment programming networks (AMC, The Independent Film Channel, WE: Women’s Entertainment, and MuchMusic USA), interests in certain regional sports networks, regional news operations, and Mag Rack (Sterling Digital), has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners.  Rainbow Media Holdings is currently funded through cash from operations and a $300 million credit facility made available to Rainbow Media Holdings and a $75 million credit facility made available to AMC, The Independent Film Channel and WE.

The Rainbow Media Holdings credit facility is a $300 million credit facility consisting of a $160 million revolver and a $140 million term loan maturing March 31, 2008 and March 31, 2009, respectively.  In certain limited circumstances the maturity date may be accelerated to November 1, 2005.  The facility requires commitment reductions beginning in June of 2005 and permits maximum senior leverage of 3.25 times cash flow (as defined, based on the combined cash flows of AMC, The Independent Film Channel and WE) through March 31, 2005 and maximum total leverage of 5.50 times cash flow through September 30, 2004.  As of April 29, 2003, Rainbow Media Holdings had outstanding borrowings under its credit facility of $274.0 million, resulting in undrawn commitments of $26.0 million ($200.0 million of these proceeds were made available to the Restricted Group through a distribution and, indirectly, through an intercompany advance to Cablevision, $25.0 million of which was repaid in April 2003).  The Rainbow Media Holdings credit facility contains certain covenants that may limit Rainbow Media Holdings’ ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds, and permits investments by Rainbow Media Holdings, subject to certain limitations, in other entities which may include the Restricted Group.  The facility also permits distributions to CSC Holdings, subject to certain limitations. Proceeds from the Rainbow Media Holdings facility are not permitted to be invested in AMC, The Independent Film Channel or WE.

The combined AMC, The Independent Film Channel and WE credit facility is a $75 million credit facility, consisting of a $40 million revolver and a $35 million term loan, maturing March 31, 2008 and March 31, 2009, respectively.  In certain limited circumstances the maturity date may be accelerated to November 1, 2005.  The facility requires commitment reductions beginning in June of 2005 and permits maximum total leverage of 2.0 times cash flow (as defined, based on the combined cash flow of AMC, The Independent Film Channel and WE)

through maturity.  As of April 29, 2003, the $35 million term loan was fully drawn with $40 million in undrawn funds available under the revolver.  The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE’s ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

Currently AMC, The Independent Film Channel and WE partnerships generate net free cash flow; however, certain of Rainbow Media Holdings’ operations, including regional news and the developmental activities of certain of Rainbow Media Holdings’ businesses, including projected investments in new programming content and services such as the video on demand programming services being developed, including the Mag Rack service, require funding.  Such funding may be obtained through cash generated from other Rainbow Media Holdings operations or through borrowings under the Rainbow Media Holdings credit facility.  We believe we have sufficient availability from cash from operations and committed credit facilities to fund Rainbow Media Holdings’ cash requirements through 2003.

In January 2003, Fox Sports Networks exercised its right to put its 50% interest in Fox Sports Net Chicago and Fox Sports Net Bay Area to Regional Programming Partners.  Fox Sports Networks’ put right with respect to its interest in the 40% of Regional Programming Partners that it owns was not exercised and is not exercisable again until December 2005.  In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110.0 million purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Bay Area and a $40.0 million purchase price for its 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased.  The transaction is expected to close in the second quarter of 2003.

Madison Square Garden

Madison Square Garden’s primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility.  This facility matures on December 31, 2004, has no interim commitment reductions, and permits a maximum leverage of 4.25 times cash flow (as defined in the credit facility) through maturity.  As of April 29 2003, Madison Square Garden had outstanding debt and letters of credit of $205.0 million and $10.9 million, respectively, under this facility, resulting in undrawn funds of $284.1 million.  Madison Square Garden’s revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios and restricting the permitted use of borrowed funds.

We believe that through 2003, internally generated funds and funds available under Madison Square Garden’s existing credit facility will be sufficient to meet its projected funding requirements; however, depending on potential sports players and rights transactions, levels of capital expenditures and cash flow from operations, Madison Square Garden may need to obtain an amendment to existing financial covenants under its bank credit facility, or, if such amendment could not be obtained, reduce discretionary spending and capital expenditures, and/or seek funding from its partners.

Commitments and Contingencies

Restricted Group

The Restricted Group’s letters of credit outstanding as of March 31, 2003 totaled $52.5 million, a decrease of $10.2 million over the amount reported in our Annual Report on Form 10-K as of December 31, 2002.  The decrease is primarily attributable to a reduction in the letters of credit provided in support of Cablevision Electronics due to drawings under, and cancellations of, the letters of credit by the respective beneficiaries.

Obligations Under Derivative Contracts

To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  The Company does not enter into interest rate swap contracts for speculative or trading purposes and has only entered into transactions with counterparties that are investment grade rated.  All of the Company’s interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values on the Company’s consolidated balance sheet, with changes in value reflected in the consolidated statement of operations.

As of March 31, 2003, the notional value of all such contracts was $1,000.0 million and the fair value of these derivative contracts was $4.3 million, a net liability position.  For the three months ended March 31, 2003, the Company recorded a net loss on interest swap contracts of $1.7 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of March 31, 2003, a net liability position	$(4,311)
Less: fair market value as of December 31, 2002	(3,525)
Change in fair market value, net	(786)
Plus: realized loss from cash interest expense	(871)
Net loss on interest rate swap contracts	$(1,657)

The Company has also entered into derivative contracts to hedge its equity price risk and monetize the value of its shares of AT&T, Comcast, AT&T Wireless, Charter Communications, General Electric and Adelphia Communications common stock.  These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential.  In the event of an early termination of such contracts, however, the Company would be obligated to repay the fair value of the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date.  The following table details the Company’s estimated early termination exposure as of March 31, 2003:

	AT&T	Comcast	AT&T Wireless	Charter	General Electric	Adelphia	Total
Collateralized indebtedness (carrying value)	$(282.7)	$(456.2)	$(216.4)	$(251.8)	$(314.0)	$(39.9)	$(1,561.0)

Collateralized indebtedness (fair value estimate)	$(309.5)	$(499.3)	$(235.0)	$(267.1)	$(319.7)	$(39.9)	$(1,670.5)
Derivative contract	174.5	138.3	148.5	222.8	(8.3)	37.8	713.6
Investment securities pledged as collateral	143.4	409.4	94.0	9.3	324.9	0	981.0
Net excess (shortfall)	8.4	48.4	7.5	(35.0)	(3.1)	(2.1)	24.1
Value of prepaid swaps with cross-termination rights	(12.3)	(20.7)	(11.1)	—	—	—	(44.1)
Net excess (shortfall) including prepaid swaps	$(3.9)	$27.7	$(3.6)	$(35.0)	$(3.1)	$(2.1)	$(20.0)

The underlying stock and the equity collars are carried at fair market value on the Company’s consolidated balance sheet and the monetization indebtedness is carried at its accreted value.  At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.  The terms of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and Comcast stock price at maturity.  The Company currently intends to generate the cash settlement amount through proceeds from the equity collar and/or a sale of the underlying common shares at maturity.

All of the Company’s monetization transactions are obligations of wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar.  All of the Company’s equity derivative contracts are carried at their current fair market value on the Company’s consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of March 31, 2003, the fair value of the Company’s equity derivative contracts was $713.6 million, a net receivable position.  For the three months ended March 31, 2003, the Company recorded a net unrealized gain on all outstanding equity derivative contracts of $8.6 million attributable to changes in market conditions during the period.  The Company also recorded an unrealized gain on the Company’s holdings of the underlying stocks of $8.4 million for the three months ended March 31, 2003, as shown in the following table:

Fair Market Value of Equity Derivative Contracts

(dollars in thousands)

Unrealized Gains
Fair market value as of March 31, 2003	$713,631
Less: fair market value at December 31, 2002	705,020
Unrealized gain due to changes in prevailing market conditions, net	$8,611
Unrealized gain on underlying stock positions due to changes in prevailing market conditions, net	$8,433

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

All of the Company’s prepaid interest rate swaps are carried at their current fair market values on the Company’s consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of March 31, 2003, the fair value of the Company’s prepaid interest rate derivative contracts was $87.6 million, a net liability position.  For the three months ended March 31, 2003, the Company recorded a net gain on such derivative contracts of $9.6 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of March 31, 2003	$(87,595)
Less: fair market value at December 31, 2002	(102,819)
Unrealized gain due to changes in prevailing market conditions, net	15,224
Plus: realized loss resulting from net cash payments	(5,626)
Net gain on prepaid interest rate swap contracts	$9,598

In connection with the issuance of the Series A Exchangeable Participating Preferred Stock of CSC Holdings, the Company entered into an agreement with Quadrangle Capital Partners LP which grants Quadrangle the right to require the Company to purchase the preferred stock beginning in the third quarter of 2003 (“put option”) for cash or through the issuance of common stock of the Company at the Company’s option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.  The change in the fair value of $27.3 million has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

Related Party Transactions

We hold a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications.  Northcoast Communications holds licenses to provide wireless PCS in 56 markets, including New York City, Boston, Minneapolis and Cleveland and commenced commercial service in Cleveland (which accounts for approximately 5% of Northcoast Communications’ total “Points of Presence” or “POPs” covered by its licenses) in April 2001.  Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company’s Chairman and Chief Executive Officer, respectively.  The operations of Northcoast Communications are not consolidated with those of the Company.

As of March 31, 2003, Northcoast Communications had $55.5 million in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997.  In addition, a wholly-owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68.4 million in vendor financing outstanding under a stand-alone $75 million facility obtained in connection with the launch of commercial service in Cleveland.  Additional funding for Northcoast Communications has been provided by the Restricted Group, which as of March 31, 2003 amounted to $237.0 million (comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications, an entity wholly-owned by John Dolan), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $5.9 million at March 31, 2003.

We also provide certain management services to Northcoast Communications, subject to the direction and control of Northcoast Communications, for which we receive an annual fee plus reimbursement of cost and expenses.  At March 31, 2003, $16.9 million was due to the Company for these management services.

In December 2002, Northcoast Communications agreed to sell 50 PCS licenses and related network assets to Verizon Wireless for $750 million in cash.  Cablevision expects to receive approximately $635 million in cash upon closing of the sale, after repayment of outstanding FCC debt at Northcoast Communications. The sale is expected to close during the second quarter of 2003.  The Company expects to utilize the proceeds of this transaction to reduce outstanding Restricted Group bank debt.

In connection with the Northcoast Communications/Verizon transaction, we entered into an agreement with Northcoast PCS providing that in the event Northcoast PCS does not receive a minimum of $49.0 million of net cash proceeds upon closing of the transaction in accordance with Northcoast Communications’ limited liability company agreement, we will pay Northcoast PCS an amount equal to the shortfall between $49.0 million and the amount it actually receives.  This shortfall amount is currently expected to be approximately $4.0 million.  If we pay any shortfall amount to Northcoast PCS and Northcoast PCS then receives any additional cash proceeds as a result of the Northcoast Communications/Verizon transaction, Northcoast PCS has agreed to pay these additional cash proceeds to us until the shortfall amount has been repaid in full. As part of the Northcoast Communications/Verizon transaction, Northcoast Communications agreed to put $60.0 million of the cash proceeds received from Verizon into an escrow account for one year to be available for any potential indemnification claims.  To the extent that payments have not been made out of the escrow account to satisfy indemnification claims, amounts held in the escrow account in excess of $30.0 million will be released to Northcoast Communications six months after the closing of the transaction.  Northcoast Communications has the right to replace the escrow account with a letter of credit in the same amount.  As a result of the agreement with Northcoast PCS referred to above, payment of indemnification claims, if any, under the Northcoast Communications/Verizon agreement for which Northcoast Communications is responsible will be made by the Company.

Cleveland Financing

Vendor financing for Northcoast Communications’ Cleveland operation consists of the $75 million credit facility at Cleveland PCS, LLC.  This facility has no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of March 31, 2003, had an outstanding balance of $2.6 million.  As of March 31, 2003, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender.  Northcoast Communications has invested $8.4 million of the $237.0 million invested by Cablevision in Northcoast Communications in Cleveland PCS at March 31, 2003.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  The interpretation is effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003.  The Company is still evaluating the impact of adopting FIN 46.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$223,158	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $60,255 and $57,860)	290,394	285,059
Notes and other receivables, current	68,593	77,570
Inventory, prepaid expenses and other current assets	60,097	63,493
Feature film inventory, net	67,931	66,617
Assets held for sale	47,964	126,034
Advances to affiliates	285,152	178,491
Total current assets	1,043,289	923,204

Property, plant and equipment, net	4,551,063	4,622,386
Investments in affiliates	55,536	59,726
Investment securities	27	310,336
Investment securities pledged as collateral	980,969	662,274
Other investments	22,741	17,514
Notes and other receivables	87,810	96,065
Derivative contracts	722,955	705,020
Other assets	44,840	45,515
Long-term feature film inventory, net	220,994	232,221
Deferred carriage fees, net	130,685	139,578
Franchises, net of accumulated amortization of $1,986 and $1,208	735,685	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $292,989 and $278,466	281,230	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $20,227 and $18,294	1,544,226	1,546,159
Deferred financing, acquisition and other costs, net of accumulated amortization of $49,550 and $46,007	95,922	100,101
	$10,517,972	$10,488,253

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(continued)

	March 31, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$325,337	$433,576
Accrued liabilities	806,166	859,715
Accounts payable to affiliates	11,088	70,659
Deferred revenue, current	64,193	112,276
Feature film and contract obligations	46,486	72,310
Liabilities held for sale	14,463	100,479
Liabilities under derivative contracts	31,571	1,395
Current portion of bank debt	350	5,768
Current portion of capital lease obligations	14,367	14,977
Total current liabilities	1,314,021	1,671,155

Feature film and contract obligations, long-term	227,668	229,431
Deferred revenue	17,046	17,479
Deferred tax liability	167,337	176,655
Liabilities under derivative contracts	96,920	104,949
Other long-term liabilities	211,942	220,666
Bank debt, long-term	2,081,650	2,080,000
Collateralized indebtedness	1,560,960	1,234,106
Senior notes and debentures	3,692,004	3,691,772
Subordinated notes and debentures	599,147	599,128
Capital lease obligations, long-term	69,035	71,231
Total liabilities	10,037,730	10,096,572

Minority interests	625,771	623,897

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113

Series A Exchangeable Participating Preferred Stock	76,146	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,000,000 shares issued	50	50
Paid-in capital	890,949	740,493

Accumulated deficit	(2,655,178)	(2,515,263)

	(1,764,179)	(1,774,720)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholder’s deficiency	(1,765,969)	(1,776,510)
	$10,517,972	$10,488,253

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues, net	$982,150	$911,176

Operating expenses:
Technical and operating	458,105	450,584
Selling, general and administrative	231,835	222,463
Restructuring credits	(4,464)	—
Depreciation and amortization	235,932	202,293
	921,408	875,340
Operating income	60,742	35,836

Other income (expense):
Interest expense	(129,269)	(122,013)
Interest income	6,065	3,889
Equity in net loss of affiliates	(8,034)	(9,702)
Write-off of deferred financing costs	—	(620)
Gain (loss) on investments, net	17,429	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	295,539
Minority interests	(11,873)	(284)
Miscellaneous, net	(19,874)	(4,686)
	(156,264)	(256,327)
Loss from continuing operations before income taxes and dividend requirements	(95,522)	(220,491)
Income tax benefit	20,840	27,465
Loss from continuing operations before dividend requirements	(74,682)	(193,026)
Dividend requirements applicable to preferred stock	(44,776)	(43,629)
Loss from continuing operations	(119,458)	(236,655)
Loss from discontinued operations, net of taxes (including loss of $12,844 on sale of the retail electronics business in 2003)	(20,457)	(12,975)
Net loss applicable to common shareholder	$(139,915)	$(249,630)

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(74,682)	$(193,026)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	235,932	202,293
Equity in net loss of affiliates	8,034	9,702
Minority interests	11,873	284
Unrealized loss (gain) on investments, net	(17,429)	418,450
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on derivative contracts	4,212	(295,548)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	16,924	23,785
Loss on disposal of equipment	17,470	2,784
Tax benefit from exercise of stock options	456	419
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(246,148)	(158,452)
Net cash provided by (used in) operating activities	(43,358)	11,311

Cash flows from investing activities:
Capital expenditures	(165,716)	(257,990)
Proceeds from sale of equipment	870	1,125
Decrease in investment securities and other investments	3,769	87
Additions to intangible assets	(112)	(191)
Increase in investments in affiliates, net	(3,844)	(14,529)
Net cash used in investing activities	(165,033)	(271,498)

Cash flows from financing activities:
Proceeds from bank debt	570,582	513,054
Repayment of bank debt	(574,350)	(79,186)
Net proceeds from collateralized indebtedness	314,029	—
Preferred stock dividends	(43,630)	(43,629)
Capital contribution from Cablevision	150,000	—
Advances to Cablevision	(150,000)	—
Payments on capital lease obligations and other debt	(2,806)	(7,959)
Additions to deferred financing and other costs	(4,813)	(11,516)
Issuance of preferred stock	75,000	—
Net cash provided by financing activities	334,012	370,764

Net increase in cash and cash equivalents from continuing operations	125,621	110,577

Net cash used in discontinued operations	(28,403)	(16,969)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$223,158	$201,598

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CSC Holdings, Inc. and its majority owned subsidiaries (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2.                RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three months ended March 31, 2003 and 2002 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

NOTE 3.                RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

NOTE 4.                INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation (“Cablevision”).

NOTE 5.                CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2003 and 2002, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$—	$4,689
Issuance of Cablevision common stock in exchange for a portion of NBC’s interest in Rainbow Media Holdings	—	17,485
Dividends paid in preferred stock	1,146	—

Supplemental Data:
Cash interest paid – continuing operations	119,593	128,223
Cash interest paid – discontinued operations	374	1,583
Income taxes refunded, net	303	18,350

NOTE 6.                TRANSACTIONS

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  The Company recorded a loss of $12,844, net of taxes, in connection with this transaction.

In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area, that Fox Sports Networks held outside of Regional Programming Partners.  Regional Programming Partners is a 60% owned subsidiary of Rainbow Media Holdings, Inc., which holds a 50% interest in each of these businesses.  In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased.  The transaction is expected to close in the second quarter of 2003.

NOTE 7.                NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In connection with the 2002 restructuring plan, the Company plans to sell its motion picture theater business.  The assets and liabilities attributable to the motion picture theater business and those attributable to the retail electronics business transferred in March 2003, and to the Bravo programming business sold in December 2002, have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	March 31, 2003	December 31, 2002
Accounts receivable	$497	$1,276
Other current assets	1,352	65,893
Property and equipment	34,070	46,526
Other long-term assets	1,641	1,925
Intangible assets	10,404	10,414
Total assets held for sale	$47,964	$126,034

Accounts payable and accrued expenses	$8,377	$65,496
Deferred revenue	1,149	1,126
Other current liabilities	—	851
Other long-term liabilities	4,937	33,006
Total liabilities held for sale	$14,463	$100,479

The operations of the motion picture theater business, the retail electronics stores and the Bravo programming service, including restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $12,844, are summarized as follows:

	Three Months Ended March 31, 2003
	Theaters	Retail Electronics	Total

Revenues, net	$18,587	$30,842	$49,429

Income (loss) before income tax benefit (expense)	$(847)	$(16,323)	$(17,170)
Income tax benefit (expense)	334	(3,621)	(3,287)
Net income (loss)	$(513)	$(19,944)	$(20,457)

	Three Months Ended March 31, 2002
	Theaters	Retail Electronics	Bravo	Total

Revenues, net	$19,269	$138,278	$33,447	$190,994

Income (loss) before income tax benefit (expense)	$(1,399)	$(26,108)	$7,182	$(20,325)
Income tax benefit (expense)	588	10,965	(4,203)	7,350
Net income (loss)	$(811)	$(15,143)	$2,979	$(12,975)

NOTE 8.                RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued.  This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan.  The provisions of this Statement have been adopted for all exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002 and had no impact on the consolidated financial statements.  The recognition requirements of FIN 45 have been applied prospectively to guarantees issued or modified after December 31, 2002 and did not have a material effect on the consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  The interpretation is effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003.  The Company is still evaluating the impact of adopting FIN 46.

The FASB issued Statement 143, Accounting for Asset Retirement Obligations, in June 2001. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company’s adoption of Statement 143 on January 1, 2003 had no impact on the Company’s financial condition or results of operations.

NOTE 9.                DEBT

In March 2003, Rainbow Media Holdings, a wholly-owned subsidiary of the Company, entered into a $300,000 credit facility consisting of a $160,000 revolver and a $140,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively.  In certain limited circumstances the maturity date may be accelerated to November 1, 2005.  The facility is secured by the stock of Rainbow Media Holdings, certain equity interests owned by Rainbow Media Holdings, and the assets of Rainbow Media Holdings and certain of its subsidiaries.  The facility requires commitment reductions beginning in June 2005.  The facility contains certain covenants that may limit Rainbow Media Holdings’ ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

In March 2003, AMC, The Independent Film Channel and WE: Women’s Entertainment, subsidiaries of Rainbow Media Holdings, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, secured by all of the assets of the borrowers.  The revolver and term loan mature on March 31, 2008 and March 31, 2009, respectively.  In certain limited circumstances the maturity date may be accelerated to November 1, 2005.  The facility requires commitment reductions beginning in June 2005.  The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE’s ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

NOTE 10.              PREFERRED STOCK

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in the Company, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

In connection with the issuance of the preferred stock, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock beginning in the third quarter of 2003 (“put option”) for cash or through the issuance of common stock of Cablevision at the Company’s option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.  The change in the fair value of $27,260 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 11.              COLLATERALIZED INDEBTEDNESS AND DERIVATIVE CONTRACTS

In January 2003, the Company monetized the value of the General Electric Company common stock received in connection with the sale of the Bravo programming service through the execution of prepaid forward contracts, collateralized by an equivalent amount of the underlying General Electric stock.  These contracts set a floor and ceiling on the Company’s participation in the changes in the underlying stock price and at maturity are expected to offset negative changes in the fair value of the General Electric stock, while allowing for upside appreciation potential to the ceiling price.  At maturity, the contracts provide for the option to deliver cash or shares of General Electric stock, with a value determined by reference to the stock price at maturity.  The cash proceeds of $314,029 were used to repay outstanding borrowings under the Restricted Group credit facility.

Such contracts have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the change in the fair value of the equity derivative component of the prepaid forward contracts of $8,286 is included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 12.              INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2003 of $20,840 differs from the income tax benefit derived from applying the statutory rate due principally to the impact of a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock, state taxes, and an adjustment to the deferred tax rate.

NOTE 13.              RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2002	$3,269	$27,161	$30,430
Disposition of Cablevision Electronics	(2,198)	(5,584)	(7,782)
	1,071	21,577	22,648
Credits	—	(3,260)	(3,260)
Payments	(87)	(1,463)	(1,550)
Balance at March 31, 2003	$984	$16,854	$17,838

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2002	$5,501	$48,017	$53,518
Disposition of Cablevision Electronics	(28)	—	(28)
	5,473	48,017	53,490
Credits	—	(1,461)	(1,461)
Payments	(4,571)	(928)	(5,499)
Balance at March 31, 2003	$902	$45,628	$46,530

At March 31, 2003, approximately $28,247 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 14.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	418,707	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	203,491	203,491
	783,533	779,471

Accumulated amortization
Franchises	1,986	1,208
Affiliation agreements	201,437	190,809
Broadcast rights	52,027	49,920
Player contracts	39,525	37,737
Other intangibles	42,135	39,400
	337,110	319,074

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over the fair value of net assets acquired	1,382,870	1,382,068
	2,114,718	2,113,916

Total intangibles	$2,561,141	$2,574,313

Aggregate amortization expense
Three months ended March 31, 2003 and year ended December 31, 2002	$17,233	$55,982

Estimated amortization expense
Year ending December 31, 2003		$65,081
Year ending December 31, 2004		53,212
Year ending December 31, 2005		40,715
Year ending December 31, 2006		37,152
Year ending December 31, 2007		35,301

NOTE 15.              SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted EBITDA (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits).

	Three Months Ended March 31,
	2003	2002
Revenues, net from continuing operations

Telecommunications Services	$633,804	$593,060
Rainbow	176,610	151,918
Madison Square Garden	208,406	207,097
Intersegment eliminations	(36,670)	(40,899)
Total	$982,150	$911,176

Adjusted EBITDA from continuing operations

Telecommunications Services	$246,670	$219,460
Rainbow	38,795	8,403
Madison Square Garden	14,245	9,260
All Other	(517)	(17,008)
Total	$299,193	$220,115

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2003	2002
Revenues, net from continuing operations

Total revenue for reportable segments	$1,018,820	$952,075
Intersegment eliminations	(36,670)	(40,899)
Total consolidated revenue	$982,150	$911,176

Adjusted EBITDA to loss from continuing operations before income taxes

Total adjusted EBITDA for reportable segments	$299,710	$237,123
Other adjusted EBITDA	(517)	(17,008)
Items excluded from adjusted EBITDA:
Depreciation and amortization	(235,932)	(202,293)
Stock plan income (expense)	(6,983)	18,014
Restructuring credits	4,464	—
Interest expense	(129,269)	(122,013)
Interest income	6,065	3,889
Equity in net loss of affiliates	(8,034)	(9,702)
Write-off of deferred financing costs	—	(620)
Gain (loss) on investments, net	17,429	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	295,539
Minority interests	(11,873)	(284)
Miscellaneous, net	(19,874)	(4,686)
Loss from continuing operations before income taxes and dividend requirements	$(95,522)	$(220,491)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 16.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit seeks a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service.  Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of the At Home Corporation, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust.  On March 18, 2003, counsel for At Home advised the Delaware court that the General Unsecured Creditors Liquidated Trust expected to decide by early May 2003 whether to prosecute the claims asserted in this lawsuit.

On January 8, 2002, At Home terminated its At Home service to all of Cablevision’s Optimum@Home subscribers.  In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

On March 31, 2003, YES Network and the Company reached an agreement pursuant to which the Company began carrying programming of the YES Network.  Under this agreement, the Company will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement.  If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration.  The final terms established will be retroactively applied to March 31, 2003 and the Company has agreed to reimburse YES Network for certain payments that YES Network might have to make during the first year under “most favored nations” provisions of affiliation agreements with other distributors.  Any such payments would be funded by amounts available under the Company’s credit facility.  As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision and, for the three months ended March 31, 2003, interest income of $501,000 included in CSC Holdings’ consolidated statement of operations which is eliminated in Cablevision’s consolidated statement of operations.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.