Form 10-Q
period 2003-06-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2003-08-14
CIK 784681, 1053112

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Number Identification No.
1-14764	Cablevision Systems Corporation Delaware 1111 Stewart Avenue Bethpage, New York 11714 (516) 803-2300	11-3415180
1-9046	CSC Holdings, Inc. Delaware 1111 Stewart Avenue Bethpage, New York 11714 (516) 803-2300	11-2776686

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Cablevision Systems Corporation	Yes ☒ No ☐
CSC Holdings, Inc.	Yes ☒ No ☐

        Number of shares of common stock outstanding as of August 1, 2003:

Cablevision NY Group Class A Common Stock—	219,494,605
Cablevision NY Group Class B Common Stock—	67,217,427
CSC Holdings, Inc. Common Stock—	5,000,000

PART I. FINANCIAL INFORMATION

        For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 8.

        As described in Note 18 to the condensed consolidated financial statements of Cablevision Systems Corporation and subsidiaries and Note 17 to the condensed consolidated financial statements of CSC Holdings, Inc. and subsidiaries, KPMG, the independent accountants for Cablevision and CSC Holdings, has advised Cablevision and CSC Holdings that, due to the status of an investigation by outside counsel into certain improper expense recognition, it is currently unable to complete its review under Statement of Auditing Standards No. 100 ("SAS 100") of the unaudited condensed consolidated financial statements included in this Form 10-Q. When such review is completed and KPMG has rendered a SAS 100 review, Cablevision and CSC Holdings will amend this Form 10-Q.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        Cablevision Systems Corporation is exposed to market risks from changes in certain equity security prices and interest rates. Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund our working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. In addition, from time to time we may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates. We do not enter into interest rate swap contracts for speculative or trading purposes.

        Our exposure to changes in equity security prices stems primarily from the Comcast Corporation, AT&T Corp., Charter Communications, Inc., AT&T Wireless Services, Inc., General Electric Company, Leapfrog Enterprises, Inc. and Adelphia Communications Corporation common stock held by us. We have entered into prepaid forward contracts to hedge our equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, we would be obligated to repay the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The underlying stock and equity collars are carried at fair market value on our consolidated balance sheet and the monetization indebtedness is carried at its accreted value.

        Fair Value of Debt:    Based on the level of interest rates prevailing at June 30, 2003, the fair value of our fixed rate debt and redeemable preferred stock of $7,527.9 million exceeded its carrying value of $7,288.1 million by approximately $239.8 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2003 would decrease the estimated fair value of fixed rate debt and redeemable preferred stock instruments by approximately $349.7 million to $7,877.6 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

        Interest Rate Derivative Contracts:    As of June 30, 2003, we had outstanding interest rate swap contracts to convert floating rate debt to fixed rate debt covering a total notional principal amount of $1,000.0 million. As of June 30, 2003, the fair market value of these interest rate swap contracts was approximately $3.4 million, a net liability position, as reflected under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates from June 30, 2003 prevailing levels would decrease the fair market value of these contracts by approximately $3.4 million to a net liability position of $6.8 million.

        In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with our monetization transactions. As of June 30, 2003, such contracts had a fair market value of $69.2 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2003 prevailing levels would decrease the fair market value of these contracts by approximately $25.2 million to a liability of $94.4 million.

        Equity Price Risk:    As of June 30, 2003, the fair market value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,152.0 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $115.2 million. As of June 30, 2003, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications aggregated $600.6 million, a net receivable position. The maturities of these prepaid forward contracts are summarized in the following table:

Security	# of Shares Deliverable	Maturity
Comcast	7,159,205	2005
	7,159,206	2006
AT&T	4,426,093	2005
	4,426,093	2006
Charter Communications	1,862,229	2005
	5,586,687	2006
	3,724,460	2007
AT&T Wireless	7,121,583	2005
	7,121,583	2006
General Electric	12,742,032	2006
Adelphia Communications	1,010,000	2005
Leapfrog	800,000	2007

        Other:    As of June 30, 2003, the fair value of the exchange right and put option related to CSC Holdings, Inc.'s Series A Exchangeable Participating Preferred Stock amounted to $37.8 million, a net liability position, reflected as a liability under derivative contracts in the consolidated balance sheet. Assuming a 10% increase in the market price of the underlying Cablevision common stock and no changes in interest rates and volatility, the potential decrease in the fair value of the exchange right and put option would be approximately $11.6 million, to a liability of $49.4 million.

Item 4.    Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

        In response to the improper expense recognition at the national services division of Rainbow Media Holdings, the Company has reinforced and enhanced existing policies and procedures (including those related to expense recognition and accruals and required support for payments and accruals), adopted new policies and procedures (including vendor payment guidelines, signature and password protection, and communication of information to those responsible for the preparation of financial statements), required additional support and approval for certain types of payments and accruals, and established enhanced training programs for education of appropriate employees regarding their role in the fair, accurate and complete accumulation of financial and other information contained in the Company's consolidated financial statements.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit sought a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust ("GUCLT").

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision brought in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT seeks monetary damages of "at least $12.5 million" due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement. If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration. The final terms established will be retroactively applied to March 31, 2003 and Cablevision has agreed to pay YES Network for certain revenue reductions and expenses that YES Network might experience, during the term of the one-year interim agreement, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors. As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media

Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. The Company intends to contest the lawsuit vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 3, 2003. The following matters were voted upon at the Company's Annual Meeting of Stockholders:

Election of Directors:

Class A Directors:
Charles D. Ferris:	For: Votes withheld:	143,432,278 39,146,599
Richard H. Hochman:	For: Votes withheld:	170,384,499 12,194,378
Victor Oristano:	For: Votes withheld:	170,357,210 12,221,667
Vincent Tese:	For: Votes withheld:	171,207,397 10,371,480
Thomas V. Reifenheiser:	For: Votes withheld:	172,600,953 9,977,924
Vice Admiral John R. Ryan USN (Ret.):	For: Votes withheld:	172,581,210 9,997,667
Class B Directors:
Charles F. Dolan	Thomas C. Dolan	For:	672,174,270
James L. Dolan	Steven Rattner	Votes withheld:	0
Patrick F. Dolan	John Tatta

Each of the above nominees for election by the Class B common stockholders received the same vote as indicated above.

Class B Directors continued:
William J. Bell	For:	672,142,370
Sheila A. Mahony	Votes withheld:	31,900

Each of the above nominees for election by the Class B common stockholders received the same vote as indicated above.

Ratification and approval of KPMG LLP

Class A Common Stock:	For:	180,941,399
	Against:	1,571,802
	Abstain:	65,676
Class B Common Stock:	For:	672,142,370
	Against:	31,900
	Abstain:	0

Approval of Amendments to the Employee Stock Plan

Class A Common Stock:	For:	127,124,829
	Against:	44,410,415
	Abstain:	84,882
Class B Common Stock:	For:	672,174,270
	Against:	0
	Abstain:	0

Approval of the Long-Term Incentive Plan

Class A Common Stock:	For:	150,592,123
	Against:	4,890,228
	Abstain:	99,445
Class B Common Stock:	For:	672,142,370
	Against:	31,900
	Abstain:	0

Approval of the Executive Performance Incentive Plan

Class A Common Stock:	For:	149,808,311
	Against:	4,744,203
	Abstain:	105,669
Class B Common Stock:	For:	672,142,370
	Against:	31,900
	Abstain:	0

Approval of Amendments to the Non-Employee Director Stock Plan

Class A Common Stock:	For:	140,453,283
	Against:	41,319,458
	Abstain:	111,863
Class B Common Stock:	For:	672,142,370
	Against:	31,900
	Abstain:	0

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.
10.1	Employment Agreement, dated as of April 29, 2003, between Cablevision Systems Corporation and James L. Dolan
10.2	Employment Agreement, dated as of June 11, 2003, between Cablevision Systems Corporation and Hank Ratner
10.3	Retirement Agreement, dated as of June 23, 2003, among Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certification of the CEO and CFO
  (b)
  Reports on Form 8-K.

        Cablevision Systems Corporation filed Current Reports on Form 8-K with the Commission on April 1, 2003, May 15, 2003, June 18, 2003, July 3, 2003, and August 7, 2003.

        CSC Holdings, Inc. filed Current Reports on Form 8-K with the Commission on April 1, 2003, May 15, 2003, June 18, 2003, July 3, 2003, and August 7, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION CSC HOLDINGS, INC.
Date: August 14, 2003	By:	/s/ WILLIAM J. BELL William J. Bell as Vice Chairman and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.
Date: August 14, 2003	By:	/s/ ANDREW B. ROSENGARD Andrew B. Rosengard as Executive Vice President, Finance and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

INDEX TO FINANCIAL STATEMENTS

Page
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—June 30, 2003 (unaudited) and December 31, 2002	I-1
	Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	I-3
	Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2003 and 2002 (unaudited)	I-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	I-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	I-20
CSC HOLDINGS, INC. AND SUBSIDIARIES
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—June 30, 2003 (unaudited) and December 31, 2002	II-1
	Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	II-3
	Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2003 and 2002 (unaudited)	II-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	II-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II-16

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$293,028	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $69,218 and $57,860)	301,223	286,335
Notes and other receivables, current	64,422	78,010
Inventory, prepaid expenses and other current assets	67,763	65,102
Feature film inventory, net	70,734	66,617
Assets held for sale	—	66,733
Advances to affiliates	61,902	178,491

Total current assets	859,072	867,228
Property, plant and equipment, net	4,616,844	4,666,307
Investments in affiliates	53,407	59,726
Investment securities	23	310,336
Investment securities pledged as collateral	1,152,038	662,274
Other investments	2,965	17,514
Notes and other receivables	88,095	96,945
Derivative contracts	642,972	705,020
Other assets	45,532	46,276
Long-term feature film inventory, net	213,746	232,221
Deferred carriage fees, net	125,942	139,578
Franchises, net of accumulated amortization of $2,182 and $1,208	735,489	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $307,260 and $278,466	266,959	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $20,572 and $18,448	1,554,449	1,556,573
Deferred financing, acquisition and other costs, net of accumulated amortization of $53,630 and $46,007	91,736	100,101

	$10,449,269	$10,488,253

See accompanying notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(continued)

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$328,565	$438,449
Accrued liabilities	776,629	863,926
Accounts payable to affiliates	15,589	17,772
Deferred revenue, current	59,210	113,402
Feature film and contract obligations	67,777	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	41,286	1,395
Current portion of bank debt	11,893	5,768
Current portion of capital lease obligations	14,803	14,977

Total current liabilities	1,315,752	1,613,624
Feature film and contract obligations, long-term	194,996	229,431
Deferred revenue	16,361	17,479
Deferred tax liability	341,760	176,655
Liabilities under derivative contracts	111,626	104,949
Other long-term liabilities	222,142	225,519
Bank debt, long-term	1,736,150	2,080,000
Collateralized indebtedness	1,590,782	1,234,106
Senior notes and debentures	3,692,236	3,691,772
Subordinated notes and debentures	599,165	599,128
Capital lease obligations, long-term	68,494	71,231

Total liabilities	9,889,464	10,043,894

Minority interests	636,960	623,897

Preferred Stock of CSC Holdings, Inc.	1,622,343	1,544,294

Commitments and contingencies
Stockholders' deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,310,832 and 234,708,069 shares issued and 219,494,605 and 212,891,842 outstanding	2,413	2,347
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,217,427 and 67,242,427 shares issued and outstanding	672	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,110,517	1,107,893
Accumulated deficit	(2,451,560)	(2,473,204)

	(1,337,958)	(1,362,292)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)

Total stockholders' deficiency	(1,699,498)	(1,723,832)

	$10,449,269	$10,488,253

See accompanying notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net	$973,269	$900,197	$1,974,006	$1,830,642

Operating expenses:
Technical and operating (see Note 18)	425,319	360,647	899,419	827,602
Selling, general and administrative (see Note 18)	260,688	213,845	493,725	438,100
Restructuring charges	7,883	4,465	3,419	4,465
Depreciation and amortization	246,340	218,641	501,713	423,418

	940,230	797,598	1,898,276	1,693,585

Operating income	33,039	102,599	75,730	137,057

Other income (expense):
Interest expense	(134,509)	(131,573)	(263,903)	(253,586)
Interest income	4,699	10,682	10,263	14,571
Equity in net income (loss) of affiliates	448,988	(12,543)	440,954	(22,245)
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	150,663	(507,151)	168,092	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	522,536	(126,251)	818,075
Loss on early extinguishment of debt	—	(17,237)	—	(17,237)
Minority interests	(57,790)	(70,688)	(114,439)	(114,601)
Miscellaneous, net	(853)	(294)	(3,398)	(5,001)

	295,655	(206,268)	111,318	(506,245)

Income (loss) from continuing operations before income taxes	328,694	(103,669)	187,048	(369,188)
Income tax (expense) benefit	(164,870)	15,992	(143,696)	44,045

Income (loss) from continuing operations	163,824	(87,677)	43,352	(325,143)
Loss from discontinued operations, net of taxes (including loss of $14,608 on the sale of the retail electronics business in the six months ended June 30, 2003)	(1,764)	(10,476)	(21,708)	(22,640)

Net income (loss)	$162,060	$(98,153)	$21,644	$(347,783)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.57	$(0.30)	$0.15	$(1.13)

Loss from discontinued operations	$(0.01)	$(0.04)	$(0.08)	$(0.08)

Net income (loss)	$0.57	$(0.34)	$0.08	$(1.20)

Weighted average common shares (in thousands)	286,650	289,314	284,210	288,794

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.56	$(0.30)	$0.15	$(1.13)

Loss from discontinued operations	$(0.01)	$(0.04)	$(0.08)	$(0.08)

Net income (loss)	$0.56	$(0.34)	$0.08	$(1.20)

Weighted average common shares (in thousands)	294,492	289,314	284,210	288,794

See accompanying notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations	$43,352	$(325,143)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	501,713	423,418
Equity in net (income) loss of affiliates	(440,954)	22,245
Minority interests	27,179	27,343
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on investments, net	(168,092)	925,601
Unrealized loss (gain) on derivative contracts	108,616	(561,086)
Realized gain on derivative contracts	—	(256,576)
Loss on early extinguishment of debt	—	17,237
Amortization of deferred financing, discounts on indebtedness and other deferred costs	34,355	35,325
Loss (gain) on disposal of equipment	(701)	3,153
Tax benefit from exercise of stock options	1,016	613
Changes in assets and liabilities, net of effects of acquisitions and dispositions	7,699	(302,247)

Net cash provided by operating activities	114,183	10,503

Cash flows from investing activities:
Capital expenditures	(424,441)	(552,063)
Proceeds from sale of equipment	11,577	1,377
Decrease in investment securities and other investments	3,168	196
Additions to intangible assets	(112)	(329)
Decrease (increase) in investments in affiliates, net	447,273	(18,260)

Net cash provided by (used in) investing activities	37,465	(569,079)

Cash flows from financing activities:
Proceeds from bank debt	840,625	980,008
Repayment of bank debt	(1,178,350)	(204,419)
Issuance of common stock	1,674	2,218
Issuance of preferred stock	75,000	—
Net proceeds from (repayment of) collateralized indebtedness	330,728	(54,813)
Payments on capital lease obligations and other debt	(8,099)	(14,588)
Additions to deferred financing and other costs	(5,538)	(7,927)

Net cash provided by financing activities	56,040	700,479

Net increase in cash and cash equivalents from continuing operations	207,688	141,903
Net effect of discontinued operations on cash and cash equivalents	(40,600)	(24,983)
Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$293,028	$224,910

See accompanying notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Cablevision Systems Corporation and its majority owned subsidiaries (the "Company" or "Cablevision") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (see Note 18). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

NOTE 2.    RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

        The financial statements as of and for the three and six months ended June 30, 2003 and 2002 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

        The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's and CSC Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

        The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

NOTE 3.    COMPREHENSIVE INCOME (LOSS)

        Comprehensive income for the three and six months ended June 30, 2003 amounted to $162,060 and $21,644, respectively. Comprehensive loss for the three and six months ended June 30, 2002 amounted to $98,153 and $347,783, respectively.

NOTE 4.    INCOME (LOSS) PER COMMON SHARE

        Basic net income per share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average common stock and common stock equivalents outstanding during the period, unless the effect is antidilutive.

        Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares are not included in the computation as their effect would be antidilutive.

        A reconciliation of the numerator and denominator of the basic and diluted net income per share calculation for the three months ended June 30, 2003 follows:

	Net Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic net income	$162,060	286,650
Effect of dilution:
Stock options	—	2,327
Series A Exchangeable Participating Preferred Shares	1,904	5,515

Diluted net income	$163,964	294,492

        All per share amounts have been adjusted, for all periods presented, to reflect the exchange of each share of Rainbow Media Group tracking stock for 1.19093 shares of Cablevision NY Group common stock on August 20, 2002, as if the exchange occurred on January 1, 2002.

NOTE 5.    CASH FLOWS

        For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        During the six months ended June 30, 2003 and 2002, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$5,188	$16,746
Issuance of Cablevision common stock in exchange for a portion of NBC's interest in Rainbow Media Holdings, Inc.	—	98,514
Supplemental Data:
Cash interest paid—continuing operations	225,477	245,630
Cash interest paid—discontinued operations	525	2,691
Income taxes paid (refunded), net	4,274	(23,289)

NOTE 6.    STOCK OPTION PLAN

        The Company applies APB 25 and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
Net income (loss), as reported	$162,060	$(98,153)	$21,644	$(347,783)
Stock-based employee compensation expense determined under fair value based method, net of taxes	(347)	(12,140)	(5,981)	(21,660)

Pro forma net income (loss)	$161,713	$(110,293)	$15,663	$(369,443)

Basic net income (loss) per common share:
As reported	$0.57	$(0.34)	$0.08	$(1.20)
Pro forma	$0.56	$(0.38)	$0.06	$(1.28)
Diluted net income (loss) per common share:
As reported	$0.56	$(0.34)	$0.08	$(1.20)
Pro forma	$0.56	$(0.38)	$0.06	$(1.28)

        The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. The following assumptions were used in calculating the fair values of options granted in 2003 and 2002:

	2003	2002
CNYG Common Stock:
Risk-free interest rate	2.3%	3.3%
Volatility	59.7%	63.5%
Dividend Yield	0%	0%
Average fair value	$10.86	$15.93

        In January 2003, the Company offered employees the right to exchange stock options and stock appreciation rights outstanding under the Cablevision Employee Stock Plan which had an exercise price of more than $20.00, for restricted shares of Cablevision NY Group Class A common stock. Employees who accepted the offer received one restricted share for every two common shares issuable upon exercise of his or her options and one restricted share for every three common shares subject to his or her stock appreciation rights. The Company will recognize compensation expense, over the four year vesting period, equal to the excess of the restricted shares' value on the grant date over the par value amount paid for the shares of $.01 per share. Pursuant to the offer, a total of 8,615,241 options and 6,132,146 stock appreciation rights were exchanged for a total of 6,351,847 shares of restricted stock. Accordingly, $111,348 is being expensed ratably over the period March 10, 2003 to March 9, 2007. Options not exchanged pursuant to the offer are subject to variable accounting.

NOTE 7.    TRANSACTIONS

        In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.'s ("MGM") 20% interest in each of American Movie Classics Company ("AMC"), The Independent Film Channel and WE: Women's Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library. The $500,000 purchase price consists of $250,000 in cash and a $250,000 note issued by Cablevision and payable five months after closing in cash or, at Cablevision's election, shares of Cablevision NY Group Class A common stock. The $250,000 note requires monthly principal payments of $2.5 million in cash.

        In June 2003, Cablevision announced a plan to pursue the spin-off of all of its ownership interest in the Company's satellite service, together with its Clearview Cinemas theatre chain. The transaction would be structured as a tax-free pro rata spin-off to Cablevision's stockholders, and is expected to be completed by year-end 2003. The spin-off is expected to include a $450,000 contribution from the Company to help fund the new entity. As a result of the proposed spin-off, the Company is no longer pursuing a sale of Clearview Cinemas. The results of operations of Clearview Cinemas have, therefore, been included in continuing operations for all periods presented.

        In May 2003, Northcoast Communications, LLC, a 49.9% owned unconsolidated subsidiary of the Company, completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company's share of the proceeds was approximately $651,000, of which $60,000 is being held in an escrow fund to provide for any post-closing adjustments and claims. All of those funds were used by the Company to repay bank debt under the Restricted Group credit facility. The Company's equity in the net income of Northcoast Communications, including the gain on the sale of the licenses recognized by Northcoast Communications, for the six months ended June 30, 2003 amounted to $434,550.

        In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC. As of June 30, 2003, the Company recorded losses aggregating $14,608, net of taxes, in connection with this transaction.

        In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that Fox Sports Networks held outside of Regional Programming Partners. Regional Programming Partners is a 60% owned subsidiary of Rainbow Media Holdings, Inc., which holds a 50% interest in each of these businesses. In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the third quarter of 2003.

NOTE 8.    NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

        The assets and liabilities attributable to the retail electronics business transferred in March 2003 have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

December 31, 2002
Other current assets	$63,844
Property and equipment	2,605
Other long-term assets	284

Total assets held for sale	$66,733

Accounts payable and accrued expenses	$56,621
Other current liabilities	851
Other long-term liabilities	28,153

Total liabilities held for sale	$85,625

        The operations of the retail electronics stores and the Bravo programming business sold in December 2002, including restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

        Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $14,608, are summarized as follows:

	Retail Electronics
	Three Months	Six Months
	Ended June 30, 2003
Revenues, net	$—	$30,842

Loss before income taxes	$(3,039)	$(19,362)
Income tax benefit (expense)	1,275	(2,346)

Net loss	$(1,764)	$(21,708)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Retail Electronics	Bravo	Total	Retail Electronics	Bravo	Total
Revenues, net	$131,447	$33,912	$165,359	$269,725	$67,359	$337,084

Income (loss) before income taxes	$(25,107)	$10,376	$(14,731)	$(51,215)	$17,558	$(33,657)
Income tax benefit (expense)	10,545	(6,290)	4,255	21,510	(10,493)	11,017

Net income (loss)	$(14,562)	$4,086	$(10,476)	$(29,705)	$7,065	$(22,640)

NOTE 9.    RECENTLY ISSUED ACCOUNTING STANDARDS

        The FASB issued Statement 143, Accounting for Asset Retirement Obligations, in June 2001. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of Statement 143 on January 1, 2003 had no impact on the Company's financial condition or results of operations.

        In June 2002, Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The provisions of this Statement have been adopted for all exit and disposal activities initiated after December 31, 2002.

        In April 2003, the FASB issued Statement 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

        In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is still evaluating the impact of adopting Statement 150.

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002 and had no impact on the consolidated financial statements. The recognition requirements of FIN 45 have been applied prospectively to guarantees issued or modified after December 31, 2002 and did not have a material effect on the consolidated financial statements.

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

NOTE 10.    DEBT

        In March 2003, Rainbow Media Holdings, a wholly-owned subsidiary of the Company, entered into a $300,000 credit facility consisting of a $160,000 revolver and a $140,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively. The facility is secured by the stock of Rainbow Media Holdings, certain equity interests owned by Rainbow Media Holdings, and the assets of Rainbow Media Holdings and certain of its subsidiaries. The facility requires commitment reductions beginning in June 2005. The facility contains certain covenants that may limit Rainbow Media Holdings' ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

        In March 2003, AMC, The Independent Film Channel and WE: Women's Entertainment, subsidiaries of Rainbow Media Holdings, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, secured by all of the assets of the borrowers. The revolver and term loan mature on March 31, 2008 and March 31, 2009, respectively. The facility requires commitment reductions beginning in June 2005. The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

NOTE 11.    PREFERRED STOCK OF CSC HOLDINGS, INC.

        In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

        In connection with the issuance of the preferred stock, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock beginning in the third quarter of 2003 ("put option") for cash or through the issuance of common stock of the Company at the Company's option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of $37,844 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 12.    COLLATERALIZED INDEBTEDNESS AND DERIVATIVE CONTRACTS

        In April 2003, the Company monetized the value of its Leapfrog Enterprises, Inc. common stock through the execution of a prepaid forward contract, collateralized by an equivalent amount of the underlying Leapfrog stock. The contract sets a floor and ceiling on the Company's participation in the changes in the underlying stock price and at maturity is expected to offset negative changes in the fair value of the Leapfrog stock, while allowing for upside appreciation potential to the ceiling price. At maturity, the contract provides for the option to deliver cash or shares of Leapfrog stock, with a value determined by reference to the stock price at maturity. The cash proceeds of $16,699, net of prepaid interest, were used to repay outstanding borrowings under the Restricted Group credit facility.

        The contract has not been designated as a hedge for accounting purposes. Therefore, the fair value of the equity forward contract has been reflected in the accompanying consolidated balance sheets and the change in the fair value of the equity derivative component of the prepaid forward contract of $5,440 is included in loss on derivative contracts in the accompanying consolidated statement of operations.

        In January 2003, the Company monetized the value of the General Electric Company common stock received in connection with the sale of the Bravo programming service through the execution of prepaid forward contracts, collateralized by an equivalent amount of the underlying General Electric stock. These contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock price and at maturity are expected to offset negative changes in the fair value of the General Electric stock, while allowing for upside appreciation potential to the ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of General Electric stock, with a value determined by reference to the stock price at maturity. The cash proceeds of $314,029 were used to repay outstanding borrowings under the Restricted Group credit facility.

        Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the change in the fair value of the equity derivative component of the prepaid forward contracts of $36,972 is included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 13.    INCOME TAXES

        The income tax expense attributable to continuing operations for the six months ended June 30, 2003 of $143,696 differs from the income tax expense derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Exchangeable Participating Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

NOTE 14.    RESTRUCTURING

        The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2002	$3,449	$27,161	$30,610
Disposition of Cablevision Electronics	(2,198)	(5,584)	(7,782)

	1,251	21,577	22,828
Credits	—	(1,980)	(1,980)
Payments	(1,097)	(2,740)	(3,837)

Balance at June 30, 2003	$154	$16,857	$17,011

        The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2002	$5,810	$48,017	$53,827
Disposition of Cablevision Electronics	(28)	—	(28)

	5,782	48,017	53,799
Additional charges (credits)	678	(153)	525
Payments	(5,630)	(2,894)	(8,524)

Balance at June 30, 2003	$830	$44,970	$45,800

        In 2003, the Company eliminated certain staff positions and incurred severance costs aggregating $4,874, of which approximately $1,250 was paid as of June 30, 2003.

        At June 30, 2003, approximately $25,137 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 15.    INTANGIBLE ASSETS

        The following table summarizes information relating to the Company's acquired intangible assets at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	418,707	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	115,680	115,680

	695,722	691,660

Accumulated amortization
Franchises	2,182	1,208
Affiliation agreements	212,065	190,809
Broadcast rights	54,134	49,920
Player contracts	41,061	37,737
Other intangibles	25,419	21,690

	334,861	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over fair value of net assets acquired	1,464,188	1,462,583

	2,196,036	2,194,431

Total intangibles	$2,556,897	$2,584,727

Aggregate amortization expense
Six months ended June 30, 2003 and year ended December 31, 2002	$31,891	$56,020
Estimated amortization expense
Year ending December 31, 2003		$60,415
Year ending December 31, 2004		49,103
Year ending December 31, 2005		36,604
Year ending December 31, 2006		33,041
Year ending December 31, 2007		31,190

NOTE 16.    SEGMENT INFORMATION

        The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net from continuing operations
Telecommunications Services	$665,019	$603,450	$1,298,823	$1,196,510
Rainbow	188,517	152,831	365,127	304,749
Madison Square Garden	133,194	153,804	341,600	360,901
All other	22,158	22,221	40,745	41,490
Intersegment eliminations	(35,619)	(32,109)	(72,289)	(73,008)

Total	$973,269	$900,197	$1,974,006	$1,830,642

Adjusted operating cash flow from continuing operations
Telecommunications Services	$259,537	$237,482	$506,207	$456,942
Rainbow	43,561	17,288	84,006	25,783
Madison Square Garden	9,167	50,304	23,412	59,564
All Other	(11,794)	(18,192)	(12,571)	(34,186)

Total	$300,471	$286,882	$601,054	$508,103

        A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net from continuing operations
Total revenue for reportable segments	$986,730	$910,085	$2,005,550	$1,862,160
Other revenue and intersegment eliminations	(13,461)	(9,888)	(31,544)	(31,518)

Total consolidated revenue	$973,269	$900,197	$1,974,006	$1,830,642

Adjusted operating cash flow to income (loss) from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$312,265	$305,074	$613,625	$542,289
Other adjusted operating cash flow	(11,794)	(18,192)	(12,571)	(34,186)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(246,340)	(218,641)	(501,713)	(423,418)
Stock plan income (expense)	(13,209)	38,823	(20,192)	56,837
Restructuring charges	(7,883)	(4,465)	(3,419)	(4,465)
Interest expense	(134,509)	(131,573)	(263,903)	(253,586)
Interest income	4,699	10,682	10,263	14,571
Equity in net income (loss) of affiliates	448,988	(12,543)	440,954	(22,245)
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	150,663	(507,151)	168,092	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	522,536	(126,251)	818,075
Loss on early extinguishment of debt	—	(17,237)	—	(17,237)
Minority interests	(57,790)	(70,688)	(114,439)	(114,601)
Miscellaneous, net	(853)	(294)	(3,398)	(5,001)

Income (loss) from continuing operations before income taxes	$328,694	$(103,669)	$187,048	$(369,188)

        Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

        The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 17.    LEGAL MATTERS

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit sought a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust ("GUCLT").

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision brought in the United States District Court for the Northern District of California. The California action stems from a

May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT seeks monetary damages of "at least $12.5 million" due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement. If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration. The final terms established will be retroactively applied to March 31, 2003 and Cablevision has agreed to pay YES Network for certain revenue reductions and expenses that YES Network might experience, during the term of the one-year interim agreement, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors. As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. The Company intends to contest the lawsuit vigorously.

NOTE 18.    OTHER MATTERS

        On June 18, 2003, the Company announced that an internal review had identified improper expense recognition at the national services division of Rainbow Media Holdings. The review, which covered the period from 1999 through 2002, was conducted by internal and external auditors, who reported to the Company's Audit Committee. The review through the June 18 announcement found that certain employees of the national services division inappropriately accelerated the recognition of planned marketing expenses and, in some cases, fabricated invoices. These actions had the effect of inappropriately accelerating into one year expenses that should properly have been recognized in the following year.

        When the Company's internal accountants initially identified the potential expense recognition problems, a review was commenced by Cablevision internal auditors, as well as by the Company's independent auditors, KPMG. Internal accountants notified senior management and the Audit Committee of the Board of Directors, which retained Willkie Farr & Gallagher as outside legal counsel.

        The review through June 18, 2003 found that $6,200 of expenses for 2003 were accelerated and improperly recorded in 2002, rather than 2003. All but $1,700 of that amount was identified and reversed prior to the release of the Company's 2002 results. Based on the review through that date, the Company believed that improper accruals in 2000 and 2001 were similar in size to those in 2002.

        In June 2003, the Company terminated 14 AMC employees including the president of the AMC division in connection with the Company's review of this matter. In addition, the Company's Audit Committee retained William McLucas of Wilmer Cutler & Pickering to conduct further investigation and to retain forensic accountants in this review. Wilmer Cutler & Pickering subsequently retained Pricewaterhouse Coopers LLP as forensic accountants.

        In August 2003, Wilmer Cutler & Pickering reported to the Audit Committee and management of the Company that its investigation through that date had identified, in addition to the amounts announced by the Company at June 18, 2003, improperly recognized expenses at the original productions units within the AMC and WE: Women's Entertainment business units of the national services division of the Rainbow Media Group. These improperly recognized expenses resulted from inappropriately accelerating the recognition of certain production costs. While this inquiry is continuing, the Company believes that the net effect of the original production expenses the Company has, at this point in the investigation, concluded were improper, in each of the years 2000 through 2002, was less than $1,000 and the amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,400. The Company believes that the aggregate amount of improper expense recognition identified to date is insignificant with respect to its previously issued annual audited financial statements and, assuming no additional improperly recognized expenses are identified, its independent auditors, KPMG, concur with this judgment. Therefore, with the concurrence of its independent auditors, based on information to date, the Company has determined that no restatement of previously issued annual audited financial statements is required.

        The improper expense recognitions identified to date consist of expenses accelerated to an earlier year than the year in which they should have been recorded. The Company's interim financial statements in this Form 10-Q do not reflect any adjustments for expenses identified to date that were recognized in 2002 but should have been recognized in 2003. The Company has not completed an analysis to determine in which quarters within a given year the accelerated expenses should have been recorded, although the Company believes that a substantial portion of the $5,100 of 2003 expenses that were expensed in earlier years ($1,700 in uncorrected marketing expenses and $3,400 in original production expenses) would properly have been recorded within the first and second quarters of 2003. If the entire amount of the $5,100 of 2003 expenses that were expensed in earlier years were recognized in the first half of 2003, operating income would have declined by $5,100 from $75,730 to $70,630. Similarly, if the entire amount fell within either the first or second quarter of 2003, operating income for that quarter would have declined by $5,100.

        The Wilmer Cutler & Pickering investigation, which is continuing, includes a thorough examination of the facts relating to the improper expense recognition, a review of the Company's preliminary conclusions and consideration of any further changes to the Company's internal controls or other actions that are warranted. The Company has been informed by Wilmer Cutler & Pickering that they have identified certain vendor relationships where additional improper expense recognition may have occurred. Wilmer Cutler & Pickering have not reached a definitive conclusion on these or the amounts involved.

        KPMG has advised the Company that, due to the status of the Wilmer Cutler & Pickering investigation, it is currently unable to complete its review of the Company's consolidated financial statements for the second quarter of 2003. The interim financial statements contained in a Form 10-Q are required to have been reviewed under Statement of Auditing Standards 100 ("SAS 100") by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission's Regulation S-X. The Company intends to amend this Form 10-Q when that review is completed and KPMG has rendered a SAS 100 review report. The staff of the SEC may take the position that this Form 10-Q is deficient because the required review has not been completed. That would mean that the Company would not be current in its filings under the Securities Exchange Act of 1934. Filing of an amendment to this report when the independent public accountant's review is complete would eliminate certain consequences of the deficient filing but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company does not believe that it is likely that the delay in obtaining KPMG's SAS 100 review of the Company's second quarter financial statements will have an adverse effect on its bank credit agreements and the indentures governing its debt obligations. In light of the absence of the required SAS 100 review, the Section 906 certifications of the Company's chief executive officer and chief financial officer required by 18 U.S.C. § 1350 and included as Exhibit 32 to this Form 10-Q have been qualified by reference to the absence of that review.

        Prior to the Company's June 18, 2003 announcement, the Company notified the Securities and Exchange Commission and the U.S. Attorney's office for the Eastern District of New York of the matter, including issues relating to the conduct of certain individuals involved in the matter. On June 30, 2003, the Securities and Exchange Commission issued a formal order of investigation in connection with the above described matters to determine whether the Company or its officers and employees violated provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder, as well as a subpoena in connection with their investigation. We cannot predict how long these investigations will last, their ultimate scope or their outcome, or any possible effect on the Company's financial statements. We are cooperating fully and intend to continue to do so.

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

  •
  developments in the independent and government investigations of improper expense recognition in the national services division of our Rainbow Media Holdings subsidiary;

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

  •
  financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and

  •
  the factors described in our filings with the Securities and Exchange Commission, including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

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

        2002 Transactions.    In December 2002, the Company completed the sale of Rainbow Media Holdings, Inc.'s interest in the Bravo programming service to NBC in exchange for NBC's minority interest in Rainbow Media Holdings, Cablevision common stock held by NBC and General Electric common stock.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications' 50% interest in Rainbow DBS Company LLC (formerly R/L DBS Company LLC), increasing Rainbow Media Holdings' ownership of Rainbow DBS to 100%.

Pending Investigation

        As described in Note 18 to the condensed consolidated financial statements of Cablevision and Note 17 to the condensed consolidated financial statements of CSC Holdings, as the result of an internal investigation and the result of findings to date of an on-going investigation by outside counsel, certain expenses have been identified as having been improperly recognized in periods earlier than the periods in which they should have been recognized. The Company believes that the aggregate amount of improper accruals identified to date is insignificant with respect to its previously issued annual audited financial statements and, assuming no additional improperly recognized expenses are identified, its independent auditors, KPMG, concur in this judgment. Therefore, with the concurrence of its independent auditors, based on the information to date, the Company has determined that no restatement of its previously issued annual audited financial statements is required.

        The interim financial statements in this Form 10-Q do not reflect any adjustments for the expenses identified to date that were recognized in 2002 but should have been recognized in 2003. The Company has not completed an analysis to determine in which quarters the accelerated expenses should have been recorded, although the Company believes that a substantial portion of the $5.1 million of 2003 expenses identified to date as having been improperly expensed in earlier periods would properly have been recorded in the first and second quarters of 2003. If the entire amount of the $5.1 million of expenses that were expensed in earlier years had been recognized in the first half of 2003, operating income would have declined by $5.1 million (from $75.7 million to $70.6 million). Similarly, if the entire amount fell within either the first or second quarter of 2003, operating income for that quarter would have declined by $5.1 million. At this time, the Company cannot state what the impact of the improper expense recognition was in the first and second quarters of 2002 but operating expenses in those periods may also have been understated.

Results of Operations—Cablevision Systems Corporation

        The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Increase) Decrease in Net Loss
	(dollars in thousands)
Revenues, net	$973,269	100%	$900,197	100%	$73,072
Operating expenses:
Technical and operating	425,319	44	360,647	40	(64,672)
Selling, general and administrative	260,688	27	213,845	24	(46,843)
Restructuring charges	7,883	1	4,465	—	(3,418)
Depreciation and amortization	246,340	25	218,641	24	(27,699)

Operating income	33,039	3	102,599	11	(69,560)
Other income (expense):
Interest expense, net	(129,810)	(13)	(120,891)	(13)	(8,919)
Equity in net income (loss) of affiliates	448,988	46	(12,543)	(1)	461,531
Gain (loss) on investments, net	150,663	15	(507,151)	(56)	657,814
Gain (loss) on derivative contracts, net	(115,543)	(12)	522,536	58	(638,079)
Loss on early extinguishment of debt	—	—	(17,237)	(2)	17,237
Minority interests	(57,790)	(6)	(70,688)	(8)	12,898
Miscellaneous, net	(853)	—	(294)	—	(559)

Income (loss) from continuing operations before taxes	328,694	34	(103,669)	(12)	432,363
Income tax (expense) benefit	(164,870)	(17)	15,992	2	(180,862)

Income (loss) from continuing operations	163,824	17	(87,677)	(10)	251,501
Loss from discontinued operations, net of taxes	(1,764)	—	(10,476)	(1)	8,712

Net income (loss)	$162,060	17%	$(98,153)	(11)%	$260,213

	Six Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Increase) Decrease in Net Loss
	(dollars in thousands)
Revenues, net	$1,974,006	100%	$1,830,642	100%	$143,364
Operating expenses:
Technical and operating	899,419	46	827,602	45	(71,817)
Selling, general and administrative	493,725	25	438,100	24	(55,625)
Restructuring charges	3,419	—	4,465	—	1,046
Depreciation and amortization	501,713	25	423,418	23	(78,295)

Operating income	75,730	4	137,057	7	(61,327)
Other income (expense):
Interest expense, net	(253,640)	(13)	(239,015)	(13)	(14,625)
Equity in net income (loss) of affiliates	440,954	22	(22,245)	(1)	463,199
Write-off of deferred financing costs	—	—	(620)	—	620
Gain (loss) on investments, net	168,092	9	(925,601)	(51)	1,093,693
Gain (loss) on derivative contracts, net	(126,251)	(6)	818,075	45	(944,326)
Loss on early extinguishment of debt	—	—	(17,237)	(1)	17,237
Minority interests	(114,439)	(6)	(114,601)	(6)	162
Miscellaneous, net	(3,398)	—	(5,001)	—	1,603

Income (loss) from continuing operations before taxes	187,048	9	(369,188)	(20)	556,236
Income tax (expense) benefit	(143,696)	(7)	44,045	2	(187,741)

Income (loss) from continuing operations	43,352	2	(325,143)	(18)	368,495
Loss from discontinued operations, net of taxes	(21,708)	(1)	(22,640)	(1)	932

Net income (loss)	$21,644	1%	$(347,783)	(19)%	$369,427

Comparison of Three and Six Months Ended June 30, 2003 Versus Three and Six Months Ended June 30, 2002

Consolidated Results—Cablevision Systems Corporation

        Revenues, net for the three and six months ended June 30, 2003 increased $73.1 million (8%) and $143.4 million (8%) as compared to revenues for the same periods in the prior year. The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2003
	(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$46.5	$83.1
Increased revenue in Rainbow Media Holdings' programming services, excluding those of Madison Square Garden	35.7	60.4
Higher revenue per cable television subscriber	20.4	34.4
Decrease in Madison Square Garden's revenue	(20.6)	(19.3)
Other net decreases	(8.9)	(15.2)

	$73.1	$143.4

        Technical and operating expenses for the three and six months ended June 30, 2003 increased $64.7 million (18%) and $71.8 million (9%) compared to the same periods in 2002. The net increases include increased costs at MSG (see MSG discussion below) and increased costs directly associated with the growth in revenues referred to above. As a percentage of revenues, technical and operating expenses increased 4% and 1%, respectively, during the 2003 periods as compared to the 2002 periods.

        Selling, general and administrative expenses increased $46.8 million (22%) and $55.6 million (13%) for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The net increases for 2003 were comprised of increases of $52.0 million and $77.0 million, respectively, in expenses related to the Company's stock plan and $4.3 million and $3.7 million related to a long-term incentive plan. These increases were partially offset by decreases of approximately $8.6 million and $19.8 million due to reductions in management bonuses and $0.9 million and $5.3 million resulting primarily from lower sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 3% and 1%, respectively, during the 2003 periods as compared to the 2002 periods. Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 3% during each of the 2003 periods as compared to the same periods in 2002. As described in Note 18 to the condensed consolidated financial statements, improper acceleration of certain 2003 expenses into 2002 and earlier periods and of 2002 expenses into 2001 and earlier periods have been identified. An analysis to determine the quarters in 2003 and 2002 in which these expenses should have been recognized has not been completed. If the entire amount of the uncorrected improperly recognized sales and marketing and original production expenses identified to date as having been accelerated to 2002 should have been recognized in the first half of 2003, the aggregate of certain operating expenses would have been $5.1 million higher in the period. Similarly, certain operating expenses in the first six months of 2002 may also have been understated. The investigation into the improper expense recognition is continuing and these amounts could increase.

        Restructuring charges amounted to $7.9 million and $3.4 million for the three and six months ended June 30, 2003 and $4.5 million for the three and six months ended June 30, 2002. The 2003 amounts resulted primarily from current restructuring charges and adjustments to provisions previously recorded in connection with the 2001 and 2002 restructuring plans due primarily to changes in estimates of lease termination costs. The 2002 amounts represent employee severance payments made in excess of accrued balances.

        Depreciation and amortization expense increased $27.7 million (13%) and $78.3 million (18%) for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, the write-off of certain fixed assets and amortization of acquired intangibles.

        Net interest expense increased $8.9 million (7%) and $14.6 million (6%) during the three and six months ended June 30, 2003 as compared to the same periods in 2002. The increases were primarily attributable to higher overall average debt balances and lower interest income.

        Equity in net incomes of affiliates amounted to $449.0 million and $441.0 for the three and six months ended June 30, 2003, respectively, compared to equity in net loss of affiliates of $12.5 million and $22.2 million for the same periods in 2002. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests. The 2003 amounts include $442.8 million and $434.6 million, respectively, representing our equity in the net income of Northcoast Communications, LLC which resulted primarily from Northcoast Communications' sale of certain of its personal communication services licenses to Verizon Wireless.

        Write-off of deferred financing costs of $0.6 million for the six months ended June 30, 2002 consisted of costs written off in connection with amendments to, or termination of, the Company's credit agreements.

        Gain (loss) on investments, net for the three and six months ended June 30, 2003 and 2002 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Increase (decrease) in the fair value of AT&T, AT&T Wireless, Inc., Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$152.0	$(506.9)	$169.4	$(925.4)
Loss on various other investments	(1.3)	(.3)	(1.3)	(.2)

	$150.7	$(507.2)	$168.1	$(925.6)

        Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2003 and 2002 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Unrealized gain (loss) due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$(113.1)	$330.5	$(104.5)	$510.1
Realized gain on prepaid forward contracts relating to Adelphia Communications	—	134.5	—	256.6
Unrealized loss on exchange right and put option related to CSC Holdings' Series A Preferred Stock	(10.5)	—	(37.8)	—
Unrealized and realized net gains on interest rate swap contracts	8.1	57.5	16.0	51.4

	$(115.5)	$522.5	$(126.3)	$818.1

        Minority interests for the three and six months ended June 30, 2003 and 2002 include CSC Holdings' preferred stock dividend requirements; Fox Sports Networks' 40% share of the net income or loss of Regional Programming Partners; Metro-Goldwyn-Mayer, Inc.'s ("MGM") 20% share of the net income or loss of AMC, Bravo (in the 2002 periods), The Independent Film Channel and WE: Women's Entertainment. The 2002 amounts also include NBC's share of the net loss of Rainbow Media Holdings.

        Net miscellaneous expense amounted to $0.9 million and $3.4 million for the three and six months ended June 30, 2003 compared to $0.3 million and $5.0 million for the comparable periods in 2002.

        Income tax expense attributable to continuing operations was $164.9 million and $143.7 million for the three and six months ended June 30, 2003, respectively, compared to income tax benefit of $16.0 million and $44.0 million for the three and six months ended June 30, 2002. The income tax expense in the 2003 periods resulted primarily from pretax income, increased by the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Exchangeable Participating Preferred Stock of CSC Holdings and an adjustment to the deferred tax rate in the three month period ended March 31, 2003. The income tax benefit in the 2002 periods resulted from a pre-tax loss, including a decrease in the valuation allowance of $4.8 million in the three month period ended June 30, 2002, and offset by an increase in the valuation allowance of $74.9 million in the six month period ended June 30, 2002.

        Loss from discontinued operations, net of taxes includes the operating results of the Bravo programming business which was sold in December 2002 and the operating results of the retail electronics business which was transferred in March 2003.

Business Segments Results—Cablevision Systems Corporation

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

Telecommunications Services

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company's Telecommunications Services segment.

	Three Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$665,019	100%	$603,450	100%
Technical and operating expenses	273,113	41	248,493	41
Selling, general and administrative expenses	140,027	21	96,450	16
Restructuring charges	1,538	—	2,905	—
Depreciation and amortization	176,088	26	148,559	25

Operating income	$74,253	11%	$107,043	18%

	Six Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$1,298,823	100%	$1,196,510	100%
Technical and operating expenses	534,488	41	500,480	42
Selling, general and administrative expenses	269,458	21	206,775	17
Restructuring charges	1,525	—	2,905	—
Depreciation and amortization	358,679	28	282,340	24

Operating income	$134,673	10%	$204,010	17%

        Revenues for the three and six months ended June 30, 2003 increased $61.6 million (10%) and $102.3 million (9%) as compared to revenues for the same periods in the prior year. The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2003
	(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$46.5	$83.1
Higher revenue per cable television subscriber	20.4	34.4
Other net decreases	(5.3)	(15.2)

	$61.6	$102.3

        Technical and operating expenses for the three months and six months ended June 30, 2003 increased $24.6 million (10%) and $34.0 million (7%) compared to the same periods in 2002. The increases resulted primarily from increased costs directly associated with the growth in revenues referred to above. As a percentage of revenues, technical and operating expenses remained constant during the three months ended June 30, 2003 and decreased 1% during the six months ended June 30, 2003 as compared to the same periods in 2002.

        Selling, general and administrative expenses increased $43.6 million (45%) and $62.7 million (30%) for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The net increases for 2003 were comprised of increases of $28.7 million and $43.6 million attributable to a stock plan, increases of approximately $16.2 million and $25.3 million primarily attributable to higher sales and marketing and customer service costs in the six month period and higher sales and marketing costs in the three month period and increases of $1.0 million and $0.8 million attributable to higher expenses relating to a long-term incentive plan. These increases were partially offset by decreases of approximately $2.3 million and $7.0 million due to reductions in management bonuses. As a percentage of revenues, selling, general and administrative expenses increased 5% for the three months ended June 30, 2003 and 4% for the six months ended June 30, 2003 as compared to the same periods in 2002. Excluding the effects of the stock plan, as a percentage of revenues such costs increased 1% for the three months ended June 30, 2003 and remained constant for the six months ended June 30, 2003 as compared to the same periods in 2002.

        Restructuring charges amounted to $1.5 million for the three and six months ended June 30, 2003 and $2.9 million for the three and six months ended June 30, 2002. The 2003 charges resulted primarily from current restructuring charges and adjustments to provisions previously recorded in connection with the 2001 and 2002 restructuring plans. The 2002 amounts represent employee severance payments made in excess of accrued balances.

        Depreciation and amortization expense increased $27.5 million (19%) and $76.3 million (27%), respectively, for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The net increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets and the write-off of certain fixed assets.

Rainbow

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Rainbow segment.

	Three Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$188,517	100%	$152,831	100%
Technical and operating expenses	75,080	40	69,915	46
Selling, general and administrative expenses	73,144	39	55,753	36
Restructuring charges	197	—	—	—
Depreciation and amortization	20,785	11	15,953	10

Operating income	$19,311	10%	$11,210	7%

	Six Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$365,127	100%	$304,749	100%
Technical and operating expenses	148,119	41	145,547	48
Selling, general and administrative expenses	138,258	38	118,815	39
Restructuring charges	213	—	—	—
Depreciation and amortization	41,522	11	31,801	10

Operating income	$37,015	10%	$8,586	3%

        Revenues for the three and six months ended June 30, 2003 increased $35.7 million (23%) and $60.4 million (20%), respectively, as compared to revenues for the same periods in 2002. Increases of approximately $20.8 million and $34.6 million, respectively, were attributed primarily to growth in programming network subscribers and rate increases and increases of approximately $14.9 million and $25.8 million, respectively, were due to higher advertising revenues.

        Technical and operating expenses for the three and six months ended June 30, 2003 increased $5.2 million (7%) and $2.6 million (2%), respectively, compared to the same periods in 2002. The increases were primarily associated with the net increases in revenue discussed above. As a percentage of revenues, technical and operating expenses decreased 6% and 7% for the three and six months ended June 30, 2003 as compared to the same periods in 2002.

        Selling, general and administrative expenses increased $17.4 million (31%) and $19.4 million (16%) for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The net increase in the three month period ended June 30, 2003 was comprised of an increase of $13.4 million in charges related to a stock plan and a long-term incentive plan and an increase of $4.0 million in sales, marketing, advertising and other costs. The net increase in the six month period ended June 30, 2003 was comprised of an increase of $20.0 million in charges related to a stock plan and a long-term incentive plan, partially offset by a decrease of $0.6 million in sales, marketing, advertising and other costs. As a percentage of revenues, selling, general and administrative expenses increased 3% for the three months ended June 30, 2003 and decreased 1% for the six months ended June 30, 2003 as compared to the same periods in 2002. Excluding the effects of the stock plan, such expenses decreased 6% and 8% as a percentage of revenue for the three and six months ended June 30, 2003 as compared to the same periods in 2002. As described in Note 18 to the condensed consolidated financial statements, improper acceleration of certain 2003 expenses into 2002 and earlier periods and of 2002 expenses into 2001 and earlier periods have been identified. An analysis to determine the quarters in 2003 and 2002 in which these expenses should have been recognized has not been completed. If the entire amount of the uncorrected improperly recognized sales and marketing and original production expenses identified to date as having been accelerated to 2002 should have been recognized in the first half of 2003, the aggregate of certain operating expenses would have been $5.1 million higher in the period. Similarly, certain operating expenses in the first six months of 2002 may also have been understated. The investigation into the improper expense recognition is continuing and these amounts could increase.

        Depreciation and amortization expense increased $4.8 million (30%) and $9.7 million (31%) for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The net increase resulted primarily from additional amortization expense related to acquired intangibles and higher depreciation expense resulting from new assets placed in service.

Madison Square Garden

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Three Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$133,194	100%	$153,804	100%
Technical and operating expenses	93,528	70	68,084	44
Selling, general and administrative expenses	32,634	25	29,893	19
Restructuring charges	3,696	3	550	—
Depreciation and amortization	12,576	9	14,411	9

Operating income (loss)	$(9,240)	(7)%	$40,866	27%

	Six Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$341,600	100%	$360,901	100%
Technical and operating expenses	252,789	74	230,421	64
Selling, general and administrative expenses	68,916	20	63,907	18
Restructuring charges	3,696	1	550	—
Depreciation and amortization	27,195	8	28,701	8

Operating income (loss)	$(10,996)	(3)%	$37,322	10%

        Revenues for the three and six months ended June 30, 2003 decreased $20.6 million (13%) and $19.3 million (5%), respectively, as compared to revenues for the comparable periods in 2002. These declines were largely attributable to lower revenues at MSG Networks which resulted from lower affiliate fees, primarily due to lower subscriber volume and rate reductions reflecting a lower level of sports programming and a decline in advertising revenues. In addition, lower revenues in the three and six month periods reflect a decline in Knicks revenues as a result of the team's share of lower league-wide television revenue and lower average Knicks paid attendance, as well as fewer events at

Madison Square Garden and Radio City Music Hall. These unfavorable results in the six month period were partially offset by an award show which took place in the Arena at Madison Square Garden in the first quarter of 2003 with no comparable event in 2002. Results for the six months ended June 30, 2003, as compared to the same 2002 period, were also favorably impacted by January 2003 performances of the Company's Christmas Spectacular show at Radio City Music Hall whereas performances were canceled in January 2002 as a result of a decline in New York City tourism following the September 11th events.

        Technical and operating expenses for the three and six months ended June 30, 2003 increased $25.4 million (37%) and $22.4 million (10%), respectively, over the same 2002 periods. These increases were driven primarily by the net impact of adjustments to Knicks' luxury tax accruals made in the first quarter of 2003 and the second quarter of 2002 arising from determinations made by the National Basketball Association ("NBA"). Excluding the impact of these luxury tax adjustments, technical and operating expenses for the three and six months ended June 30, 2003 decreased approximately $3.0 million and increased approximately $7.0 million, respectively, as compared to the same 2002 periods. The results for both the three and six month periods, reflect the unfavorable impact of higher team compensation and a provision for anticipated luxury tax relating to the active roster for the Knicks 2002/2003 season. Technical and operating expenses for the six month period ended June 30, 2003, as compared to the same 2002 period, were also unfavorably impacted by an increase in costs associated with the award show which took place in the Arena at Madison Square Garden and January 2003 performances of the Company's Christmas Spectacular show at Radio City Music Hall in the first quarter of 2003 with no comparable events in 2002. A decrease in costs directly associated with fewer events at Madison Square Garden and Radio City Music Hall and the absence of theatrical production development costs recorded in the second quarter of 2002 offset the unfavorable impact of the items discussed above for the three month period ended June 30, 2003 and partially offset the impact of the unfavorable items discussed above for the six month period ended June 30, 2003.

        Selling, general and administrative expenses for the three and six months ended June 30, 2003 increased $2.7 million (9%) and $5.0 million (8%) as compared to the same 2002 periods. The increase is due to a $7.7 million and $10.5 million increase in Madison Square Garden's proportionate share of expense related to Cablevision's employee stock plan for the three and six months ended June 30, 2003, respectively. Partially offsetting these unfavorable results were lower provisions for bonuses and sales commissions.

        Restructuring charges of $3.7 million in 2003 primarily represent severance costs associated with the elimination of certain staff positions in the second quarter of 2003. Restructuring charges of $0.5 million in 2002 represent an additional charge recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions in 2001.

        Depreciation and amortization expense for the three and six months ended June 30, 2003 decreased $1.8 million (13%) and $1.5 million (5%) as compared to the same 2002 periods due primarily to lower amortization expense.

Cablevision Systems Corporation

Operating Activities

        Net cash provided by operating activities amounted to $114.2 million for the six months ended June 30, 2003 compared to $10.5 million for the six months ended June 30, 2002. The 2003 net cash provided by operating activities consisted primarily of a net increase in cash of $106.5 million resulting from net income before depreciation, amortization and other non-cash items and a net increase in cash of $7.7 million resulting from changes in assets and liabilities.

        The 2002 net cash provided by operating activities consisted primarily of a net increase in cash of $312.7 million resulting from net income before depreciation, amortization and other non-cash items, partially offset by a decrease in cash resulting from changes in assets and liabilities of $302.2 million.

Investing Activities

        Net cash provided by investing activities for the six months ended June 30, 2003 was $37.5 million compared to net cash used in investing activities of $569.1 million for the six months ended June 30, 2002. The 2003 investing activities consisted of net cash distributions from equity investees of $447.3 million and other net cash proceeds aggregating $14.6 million, partially offset by $424.4 million of capital expenditures.

        The 2002 investing activities consisted of $552.1 million of capital expenditures and other net cash payments of $17.0 million.

Financing Activities

        Net cash provided by financing activities amounted to $56.0 million for the six months ended June 30, 2003 compared to $700.5 million for the six months ended June 30, 2002. In 2003, the Company's financing activities consisted primarily of proceeds from collateralized indebtedness of $330.7 million and proceeds from issuance of preferred stock of $75.0 million, partially offset by net repayments of bank debt of $337.7 million and other net cash payments of $12.0 million.

        In 2002, the Company's financing activities consisted primarily of net bank debt proceeds of $775.6 million, partially offset by net repayments of collateralized indebtedness of $54.8 and other net cash payments of $20.3 million.

Discontinued Operations

        Net cash used in discontinued operations amounted to $40.6 million for the six months ended June 30, 2003 compared to $25.0 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

Overview

        We have no operations independent of our subsidiaries, no borrowings (other than a promissory note to MGM, discussed below) and no public securities outstanding other than our Cablevision NY Group Class A and Cablevision NY Group Class B common stock. Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined) and to our Rainbow and Madison Square Garden business segments.

        The Restricted Group, which consists of our cable television and high-speed consumer data operations (other than costs attributed to our digital cable operations subsidiaries), as well as our commercial telephone and modem operations throughout the New York metropolitan area, is our principal borrower. The Restricted Group has historically raised funds through the issuance of public securities, including senior, subordinated and preferred stock issuances, as well as through borrowings under its bank credit facility. The Restricted Group currently funds the requirements of the Telecommunications Services segment, Rainbow DBS, and certain other general corporate requirements. The Restricted Group may also, from time to time, make other investments as permitted under its credit facility.

        Rainbow Media Holdings, which comprises the Company's programming operations, is currently funded through cash from operations and borrowings under a $300 million credit facility made available to Rainbow Media Holdings and a $75 million credit facility made available to AMC, The Independent Film Channel and WE: Women's Entertainment. Madison Square Garden's funding requirements are provided through cash from operations as well as borrowings under a $500 million credit facility made available to it.

        The following table summarizes our outstanding debt, present value of capital leases, redeemable preferred stock and exchangeable preferred stock as well as interest expense and capital expenditures as of and for the six months ended June 30, 2003:

	Restricted Group	Other Entities	Total
	(dollars in thousands)
Senior Debt:
Restricted Group bank debt	$1,221,543	$—	$1,221,543
Rainbow bank debt and capital leases	—	336,448	336,448
MSG bank debt and capital leases	—	212,666	212,666
Other senior debt and capital leases	10,857	49,826	60,683
Senior notes and debentures	3,692,236	—	3,692,236
Collateralized indebtedness relating to stock monetization	—	1,590,782	1,590,782
Subordinated notes and debentures	599,165	—	599,165

Total debt	5,523,801	2,189,722	7,713,523
Redeemable preferred stock of CSC Holdings	1,544,294	—	1,544,294
Exchangeable participating preferred stock of CSC
Holdings	78,049	—	78,049

Total debt and preferred stock	$7,146,144	$2,189,722	$9,335,866

Interest expense	$217,582	$46,321	$263,903

Capital expenditures	$389,049	$35,392	$424,441

Recent Events

Repurchase of MGM's 20% Interest in Rainbow National Services

        In July 2003, we repurchased MGM's 20% interest in each of AMC, The Independent Film Channel and WE: Women's Entertainment for an aggregate price of $500 million, comprised of $250 million in cash paid at closing and a $250 million promissory note issued by Cablevision due in December 2003. The purchase was effected by certain unrestricted subsidiaries of CSC Holdings with advances from AMC and Rainbow Media Holdings from cash and available bank borrowings. Payment of the $250 million note at maturity may be in cash or Cablevision NY Group Class A common stock, at our election. If repaid in cash, we currently expect to repay the note with proceeds from new borrowing arrangements at Rainbow Media Holdings or at such unrestricted subsidiaries of CSC Holdings; however, no assurances as to our ability to raise such financing on terms acceptable to us or at all, can be provided.

Leapfrog Monetization

        In April 2003, we monetized 800,000 shares of Leapfrog Enterprises, Inc. common stock, acquired through an investment in convertible preferred stock of Leapfrog made in March 2001, through a prepaid forward contract, collateralized by an equivalent amount of the underlying stock. The contract sets a floor and ceiling on the Company's participation in the changes in the underlying stock price and at maturity is expected to offset negative changes in the fair value of Leapfrog stock, while allowing for certain upside appreciation potential to the ceiling price. At maturity, the contract provides for the option to deliver cash or shares of Leapfrog stock, with a value determined by reference to the stock price at maturity. Cash proceeds, net of prepaid interest, of $16.7 million were utilized to repay outstanding borrowings under the Restricted Group's credit facility. The monetization contract is an obligation of an unrestricted subsidiary of CSC Holdings.

Northcoast Communications

        In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash. Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company, which owns a 49.9% interest in Northcoast Communications. The Company's share of the proceeds was approximately $651.0 million, of which $60.0 million is being held in an escrow fund to provide for any post-closing adjustments and any potential indemnification claims. All of the funds the Company received were used to repay bank debt under the Restricted Group credit facility.

Restricted Group

        As of June 30, 2003, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations (other than costs attributed to our digital cable operations subsidiaries), which encompassed approximately 3 million subscribers; our consumer high-speed data operations, which encompassed approximately 921,000 subscribers; and the commercial telephone and modem operations of Lightpath throughout the New York metropolitan area.

        The Restricted Group's primary sources of liquidity have been cash flow from operations, its bank credit facility and its access to the capital markets as evidenced by its outstanding senior, senior subordinated and preferred stock issuances and proceeds from asset sales. In addition, in March 2003, the Restricted Group received $200.0 million in cash from Rainbow Media Holdings, $150.0 million of which was repaid as of July 2003. The remaining $50.0 million was reflected as a distribution and is not expected to be repaid.

        Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks. The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004 and 6.25 times cash flow through March 31, 2005. As of July 28, 2003, the Restricted Group had outstanding borrowings under its credit facility of $1,453.0 million and outstanding letters of credit of $50.4 million, resulting in undrawn revolver commitments of $896.6 million. The Restricted Group's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted use of borrowed funds.

        The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as digital video services and Voice Over Internet Protocol service create a net funding requirement. In addition, we expect that the Restricted Group will fund certain expenditures relating to the construction and launch in 2003 of a direct broadcast satellite and related infrastructure, expected to total $80.0 million in 2003, as well as an additional $114.0 million in funding to ready the satellite for the currently expected launch of commercial service in October 2003, including the development of programming content. In addition, in June 2003, we announced that we would pursue a plan to spin off the satellite service (other than the rights to the New York area market) along with our Clearview Cinemas chain in a tax-free pro-rata distribution to shareholders. The plan includes a contribution of $450 million to help fund the new entity. We currently expect that the net funding and investment requirements for Rainbow DBS, including the $450 million contribution at the time of spin-off, will be met with borrowings under the Restricted Group's existing bank credit facility and that the Restricted Group's available borrowing capacity under that facility will be sufficient to meet these, as well as its other requirements for the next twelve months. The completion of the spin off plan is contingent upon certain IRS and other regulatory approvals and final Cablevision board of directors approval and no assurances can be provided when or if these approvals will be obtained.

        Any significant additional investments or funding requirements of the Restricted Group, including the cash payment by the Restricted Group of the MGM note, if so elected, may require additional funding. The status of the Wilmer Cutler & Pickering investigation and the inability of the Company's independent accountants to complete their SAS 100 review of the Company's quarterly financial statements may affect the Company's flexibility in obtaining such additional financing in the public capital markets.

        The Restricted Group's future access to the public debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody's Investor Services and Standard & Poor's. In July 2003, Moody's Investor Services placed the Company's credit ratings on negative outlook and Standard & Poor's placed the Company's credit ratings on credit watch with negative implications. Any downgrades by either rating agency would increase the Restricted Group's interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

        Financing for Rainbow Media Holdings, which currently consists primarily of our interest in four nationally distributed entertainment programming networks (AMC, The Independent Film Channel, WE: Women's Entertainment, and Fuse (formerly MuchMusic USA)), interests in certain regional sports networks, regional news operations, and Mag Rack, has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners. Rainbow Media Holdings is currently funded through cash from operations and a $300 million credit facility made available to Rainbow Media Holdings and a $75 million credit facility made available to AMC, The Independent Film Channel and WE.

        The Rainbow Media Holdings credit facility is a $300 million credit facility consisting of a $160 million revolver and a $140 million term loan maturing March 31, 2008 and March 31, 2009, respectively. The facility requires commitment reductions beginning in June of 2005 and permits maximum senior leverage of 3.25 times cash flow (as defined, based on the combined cash flows of AMC, The Independent Film Channel and WE) through March 31, 2005 and maximum total leverage of 5.50 times cash flow through September 30, 2004. As of July 28, 2003, Rainbow Media Holdings had outstanding borrowings under its credit facility of $281.5 million, resulting in undrawn commitments of $18.5 million. The Rainbow Media Holdings credit facility contains certain covenants that may limit Rainbow Media Holdings' ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds, and permits investments by Rainbow Media Holdings, subject to certain limitations, in other entities which may include the Restricted Group. The facility also permits distributions to CSC Holdings, subject to certain limitations. Proceeds from the Rainbow Media Holdings facility are not permitted to be invested in AMC, The Independent Film Channel or WE.

        The combined AMC, The Independent Film Channel and WE credit facility is a $75 million credit facility, consisting of a $40 million revolver and a $35 million term loan, maturing March 31, 2008 and March 31, 2009, respectively. The facility requires commitment reductions beginning in June of 2005 and permits maximum total leverage of 2.0 times cash flow (as defined, based on the combined cash flow of AMC, The Independent Film Channel and WE) through maturity. As of July 28, 2003, the $35 million term loan was fully drawn with $40 million in undrawn funds available under the revolver. The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

        Currently AMC, The Independent Film Channel and WE partnerships generate net free cash flow; however, certain of Rainbow Media Holdings' operations, including regional news and the developmental activities of certain of Rainbow Media Holdings' businesses, including projected investments in new programming content and services such as the video on demand programming services being developed, including the Mag Rack service, require funding. Such funding may be obtained through cash generated from other Rainbow Media Holdings operations or through borrowings under the Rainbow Media Holdings credit facility. We believe we have sufficient availability from cash from operations and committed credit facilities to fund Rainbow Media Holdings' cash requirements for the next twelve months.

        In January 2003, Fox Sports Networks exercised its right to put its 50% interest in Fox Sports Net Chicago and Fox Sports Net Bay Area to Regional Programming Partners. In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110.0 million purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40.0 million purchase price for its 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the third quarter of 2003.

Madison Square Garden

        Madison Square Garden's primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility. This facility matures on December 31, 2004, has no interim commitment reductions, and permits a maximum leverage of 4.25 times cash flow (as defined in the credit facility) through maturity. As of July 28, 2003, Madison Square Garden had outstanding debt and letters of credit of $195.0 million and $11.4 million, respectively, under this facility, resulting in undrawn funds of $293.6 million. Madison Square Garden's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios and restricting the permitted use of borrowed funds.

        We believe that for the next twelve months, internally generated funds and funds available under Madison Square Garden's existing credit facility will be sufficient to meet its projected funding requirements; however, depending on potential sports players and rights transactions, levels of capital expenditures and cash flow from operations, Madison Square Garden may need to obtain an amendment to existing financial covenants under its bank credit facility, or, if such amendment could not be obtained, reduce discretionary spending and capital expenditures, and/or seek funding from its partners. In addition, there can be no assurance that a refinancing of this facility at maturity could be obtained on acceptable terms or at all.

Commitments and Contingencies

Restricted Group

        The Restricted Group's letters of credit outstanding as of June 30, 2003 totaled $50.4 million, a decrease of $12.2 million from the amount reported in our Annual Report on Form 10-K as of December 31, 2002. The decrease is primarily attributable to a reduction in the letters of credit provided in support of Cablevision Electronics due to drawings under, and cancellations of, the letters of credit by the respective beneficiaries.

Obligations Under Derivative Contracts

        To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are investment grade rated. All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values on our consolidated balance sheet, with changes in value reflected in the consolidated statement of operations.

        As of June 30, 2003, the notional value of all such contracts was $1,000 million and the fair value of these derivative contracts was $3.4 million, a net liability position. For the six months ended June 30, 2003, we recorded a net loss on interest swap contracts of $6.8 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts
(dollars in thousands)
Fair market value as of June 30, 2003, a net liability position	$(3,442)
Less: fair market value as of December 31, 2002	(3,525)

Change in fair market value, net	83
Plus: realized loss from cash interest expense	(6,907)

Net loss on interest rate swap contracts	$(6,824)

        We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, AT&T Wireless, Charter Communications, General Electric, Adelphia Communications and Leapfrog common stock. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, we would be obligated to repay the fair value of the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The following table details our estimated early termination exposure as of June 30, 2003:

	AT&T	Comcast	AT&T Wireless	Charter	General Electric	Adelphia	Total*
Collateralized indebtedness (carrying value)	$(286.6)	$(462.5)	$(219.2)	$(251.8)	$(314.0)	$(39.9)	$(1,574.0)

Collateralized indebtedness (fair value estimate)	$(313.8)	$(504.9)	$(239.3)	$(267.7)	$(323.1)	$(39.9)	$(1,688.7)
Derivative contract	153.5	123.1	131.5	196.6	(37.0)	38.2	605.9
Investment securities pledged as collateral	170.4	432.1	116.9	41.7	365.4	—	1,126.5

Net excess (shortfall)	10.1	50.3	9.1	(29.4)	5.3	(1.7)	43.7
Value of prepaid swaps with cross-termination rights	(9.6)	(16.2)	(8.9)	—	—	—	(34.7)

Net excess (shortfall) including prepaid swaps	$0.5	$34.1	$0.2	$(29.4)	$5.3	$(1.7)	$9.0

*
Excludes Leapfrog monetization contract which is not expected to generate a shortfall due to the prepayment of interest.

        The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheet and the monetization indebtedness is carried at its accreted value. At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, Adelphia Communications, AT&T Wireless or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and

Comcast stock price at maturity. We currently intend to generate the cash settlement amount through proceeds from the equity collar and/or a sale of the underlying common shares at maturity.

        All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar. All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of June 30, 2003, the fair value of our equity derivative contracts was $600.6 million, a net receivable position. For the six months ended June 30, 2003, we recorded a net unrealized loss on all outstanding equity derivative contracts of $104.5 million attributable to changes in market conditions during the period. We also recorded an unrealized gain on our holdings of the underlying stocks of $169.4 million for the six months ended June 30, 2003, as shown in the following table:

Fair Market Value of Equity Derivative Contracts
(dollars in thousands)
Unrealized Gains
Fair market value as of June 30, 2003	$600,560
Less: fair market value at December 31, 2002	705,020

Unrealized loss due to changes in prevailing market conditions, net	$(104,460)

Unrealized gain on underlying stock positions due to changes in prevailing market conditions, net	$169,420

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

        All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of June 30, 2003, the fair value of our prepaid interest rate derivative contracts was $69.2 million, a net liability position. For the six months ended June 30, 2003, we recorded a net gain on such derivative contracts of $22.9 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts (dollars in thousands)
Fair market value as of June 30, 2003	$(69,214)
Less: fair market value at December 31, 2002	(102,819)

Unrealized gain due to changes in prevailing market conditions, net	33,605
Plus: realized loss resulting from net cash payments	(10,729)

Net gain on prepaid interest rate swap contracts	$22,876

        In connection with the issuance of the Series A Exchangeable Participating Preferred Stock of CSC Holdings, we entered into an agreement with Quadrangle Capital Partners LP which grants Quadrangle the right to require us to purchase the preferred stock beginning in the third quarter of 2003 ("put option") for cash or through the issuance of our common stock at our option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of $37.8 million for the six months ended June 30, 2003 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

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

        In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash. Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. Our share of the proceeds was approximately $651.0 million, of which $60.0 million is being held in an escrow fund to provide for any post-closing adjustments and any potential indemnification claims. All of the funds we received were used to repay bank debt under our Restricted Group credit facility.

        To the extent that payments have not been made out of the $60.0 million held in the escrow account to satisfy indemnification claims, amounts held in the account in excess of $30.0 million will be released to Northcoast Communications six months after the closing of the transaction. Northcoast Communications has the right to replace the escrow account with a letter of credit in the same amount. As a result of an agreement with Northcoast PCS, LLC (the other member in Northcoast Communications, an entity wholly-owned by John Dolan), payment of indemnification claims, if any, under the Northcoast Communications/Verizon agreement for which Northcoast Communications is responsible will be made by us.

Cleveland Financing

        Vendor financing for Northcoast Communications' Cleveland operation consists of a $75 million credit facility at Cleveland PCS, LLC. This facility has no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of June 30, 2003, had an outstanding balance of $2.5 million. As of June 30, 2003, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender.

Recently Issued Accounting Standards

        In April 2003, the FASB issued Statement 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

        In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is still evaluating the impact of adopting Statement 150.

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

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$293,028	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $69,218 and $57,860)	301,223	286,335
Notes and other receivables, current	64,422	78,010
Inventory, prepaid expenses and other current assets	67,763	65,102
Feature film inventory, net	70,734	66,617
Assets held for sale	—	66,733
Advances to affiliates	132,341	178,491

Total current assets	929,511	867,228
Property, plant and equipment, net	4,616,844	4,666,307
Investments in affiliates	53,407	59,726
Investment securities	23	310,336
Investment securities pledged as collateral	1,152,038	662,274
Other investments	2,965	17,514
Notes and other receivables	88,095	96,945
Derivative contracts	642,972	705,020
Other assets	45,532	46,276
Long-term feature film inventory, net	213,746	232,221
Deferred carriage fees, net	125,942	139,578
Franchises, net of accumulated amortization of $2,182 and $1,208	735,489	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $307,260 and $278,466	266,959	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $20,572 and $18,448	1,554,449	1,556,573
Deferred financing, acquisition and other costs, net of accumulated amortization of $53,630 and $46,007	91,736	100,101

	$10,519,708	$10,488,253

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Continued)

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities:
Accounts payable	$328,565	$438,449
Accrued liabilities	776,419	863,717
Accounts payable to affiliates	15,589	70,659
Deferred revenue, current	59,210	113,402
Feature film and contract obligations	67,777	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	41,286	1,395
Current portion of bank debt	11,893	5,768
Current portion of capital lease obligations	14,803	14,977

Total current liabilities	1,315,542	1,666,302
Feature film and contract obligations, long-term	194,996	229,431
Deferred revenue	16,361	17,479
Deferred tax liability	343,257	176,655
Liabilities under derivative contracts	111,626	104,949
Other long-term liabilities	222,142	225,519
Bank debt, long-term	1,736,150	2,080,000
Collateralized indebtedness	1,590,782	1,234,106
Senior notes and debentures	3,692,236	3,691,772
Subordinated notes and debentures	599,165	599,128
Capital lease obligations, long-term	68,494	71,231

Total liabilities	9,890,751	10,096,572

Minority interests	636,960	623,897

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113

Series A Exchangeable Participating Preferred Stock	78,049	—

Commitments and contingencies
Stockholder's deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,000,000 shares issued	50	50
Paid-in capital	862,945	740,493
Accumulated deficit	(2,491,551)	(2,515,263)

	(1,628,556)	(1,774,720)
Accumulated other comprehensive loss	(1,790)	(1,790)

Total stockholder's deficiency	(1,630,346)	(1,776,510)

	$10,519,708	$10,488,253

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net	$973,269	$900,197	$1,974,006	$1,830,642

Operating expenses:
Technical and operating (see Note 17)	425,319	360,647	899,419	827,602
Selling, general and administrative (see Note 17)	260,688	213,845	493,725	438,100
Restructuring charges	7,883	4,465	3,419	4,465
Depreciation and amortization	246,340	218,641	501,713	423,418

	940,230	797,598	1,898,276	1,693,585

Operating income	33,039	102,599	75,730	137,057

Other income (expense):
Interest expense	(134,509)	(131,573)	(263,903)	(253,586)
Interest income	7,763	10,682	13,828	14,571
Equity in net income (loss) of affiliates	448,988	(12,543)	440,954	(22,245)
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	150,663	(507,151)	168,092	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	522,536	(126,251)	818,075
Loss on early extinguishment of debt	—	(17,237)	—	(17,237)
Minority interests	(12,257)	(27,059)	(24,130)	(27,343)
Miscellaneous, net	(853)	(294)	(3,398)	(5,001)

	344,252	(162,639)	205,192	(418,987)

Income (loss) from continuing operations before income taxes and dividend requirements	377,291	(60,040)	280,922	(281,930)
Income tax (expense) benefit	(166,367)	15,992	(145,193)	44,045

Income (loss) from continuing operations before dividend requirements	210,924	(44,048)	135,729	(237,885)
Dividend requirements applicable to preferred stock	(45,533)	(43,629)	(90,309)	(87,258)

Income (loss) from continuing operations	165,391	(87,677)	45,420	(325,143)
Loss from discontinued operations, net of taxes (including loss of $14,608 on sale of the retail electronics business in the six months ended June 30, 2003)	(1,764)	(10,476)	(21,708)	(22,640)

Net income (loss) applicable to common shareholder	$163,627	$(98,153)	$23,712	$(347,783)

See accompanying notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations before dividend requirements	$135,729	$(237,885)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	501,713	423,418
Equity in net (income) loss of affiliates	(440,954)	22,245
Minority interests	24,130	27,343
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on investments, net	(168,092)	925,601
Unrealized loss (gain) on derivative contracts	108,616	(561,086)
Realized gain on derivative contracts	—	(256,576)
Loss on early extinguishment of debt	—	17,237
Amortization of deferred financing, discounts on indebtedness and other deferred costs	34,355	35,325
Loss (gain) on disposal of equipment	(701)	3,153
Tax benefit from exercise of stock options	1,016	613
Changes in assets and liabilities, net of effects of acquisitions and dispositions	35,869	(300,029)

Net cash provided by operating activities	231,681	99,979

Cash flows from investing activities:
Capital expenditures	(424,441)	(552,063)
Proceeds from sale of equipment	11,577	1,377
Decrease in investment securities and other investments	3,168	196
Additions to intangible assets	(112)	(329)
Decrease (increase) in investments in affiliates, net	447,273	(18,260)

Net cash provided by (used in) investing activities	37,465	(569,079)

Cash flows from financing activities:
Proceeds from bank debt	840,625	980,008
Repayment of bank debt	(1,178,350)	(204,419)
Net proceeds from (repayment of) collateralized indebtedness	330,728	(54,813)
Preferred stock dividends	(87,260)	(87,258)
Advances to Cablevision	(150,000)	—
Capital contribution from Cablevision	121,436	—
Payments on capital lease obligations and other debt	(8,099)	(14,588)
Additions to deferred financing and other costs	(5,538)	(7,927)
Issuance of preferred stock	75,000	—

Net cash provided by (used in) financing activities	(61,458)	611,003

Net increase in cash and cash equivalents from continuing operations	207,688	141,903
Net effect of discontinued operations on cash and cash equivalents	(40,600)	(24,983)
Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$293,028	$224,910

See accompanying notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of CSC Holdings, Inc. and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (see Note 17). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

NOTE 2.    RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

        The financial statements as of and for the three and six months ended June 30, 2003 and 2002 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

        The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

NOTE 3.    COMPREHENSIVE INCOME (LOSS)

        Comprehensive income for the three and six months ended June 30, 2003 amounted to $163,627 and $23,712, respectively. Comprehensive loss for the three and six months ended June 30, 2002 amounted to $98,153 and $347,783, respectively.

NOTE 4.    INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per common share is not presented since the Company is a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision").

NOTE 5.    CASH FLOWS

        For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        During the six months ended June 30, 2003 and 2002, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$5,188	$16,746
Issuance of Cablevision common stock in exchange for a portion of NBC's interest in Rainbow Media Holdings	—	98,514
Dividends paid in preferred stock	3,049	—
Supplemental Data:
Cash interest paid—continuing operations	225,477	245,630
Cash interest paid—discontinued operations	525	2,691
Income taxes paid (refunded), net	4,274	(23,289)

NOTE 6.    TRANSACTIONS

        In July 2003, the Company repurchased Metro-Goldwyn-Mayers, Inc.'s ("MGM") 20% interest in each of American Movie Classics Company ("AMC"), The Independent film Channel and WE: Women's Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library. The $500,000 purchase price consists of $250,000 in cash and a $250,000 note issued by Cablevision and payable five months after closing in cash or, at Cablevision's election, shares of Cablevision NY Group Class A common stock. The $250,000 note requires monthly principal payments of $2.5 million in cash.

        In June 2003, Cablevision announced a plan to pursue the spin-off of all of its ownership interest in the Company's satellite service, together with its Clearview Cinemas theatre chain. The transaction would be structured as a tax-free pro rata spin-off to Cablevision's stockholders, and is expected to be completed by year-end 2003. The spin-off is expected to include a $450,000 contribution from the Company to help fund the new entity. As a result of the proposed spin-off, the Company is no longer pursuing a sale of Clearview Cinemas. The results of operations of Clearview Cinemas have therefore been included in continuing operations for all periods presented.

        In May 2003, Northcoast Communications, LLC, a 49.9% owned unconsolidated subsidiary of the Company, completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company's share of the proceeds was approximately $651,000, of which $60,000 is being held in an escrow fund to provide for any post-closing adjustments and claims. All of those funds were used by the Company to repay bank debt under the Restricted Group credit facility. The Company's equity in the net income of Northcoast Communications, including the gain on the sale of the licenses recognized by Northcoast Communications, for the six months ended June 30, 2003 amounted to $434,550.

        In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC. As of June 30, 2003, the Company recorded losses aggregating $14,608, net of taxes, in connection with this transaction.

        In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area, that Fox Sports Networks held outside of Regional Programming Partners. Regional Programming Partners is a 60% owned subsidiary of Rainbow Media Holdings, Inc., which holds a 50% interest in each of these businesses. In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks' 50%

interest in Fox Sports Net Bay Area and a $40,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the third quarter of 2003.

NOTE 7.    NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

        The assets and liabilities attributable to the retail electronics business transferred in March 2003 have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

December 31, 2002
Other current assets	$63,844
Property and equipment	2,605
Other long-term assets	284

Total assets held for sale	$66,733

Accounts payable and accrued expenses	$56,621
Other current liabilities	851
Other long-term liabilities	28,153

Total liabilities held for sale	$85,625

        The operations of the retail electronics stores and the Bravo programming business sold in December 2002, including restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

        Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $14,608, are summarized as follows:

	Retail Electronics
	Three Months	Six Months
	Ended June 30, 2003
Revenues, net	$—	$30,842

Loss before income taxes	$(3,039)	$(19,362)
Income tax benefit (expense)	1,275	(2,346)

Net loss	$(1,764)	$(21,708)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Retail Electronics	Bravo	Total	Retail Electronics	Bravo	Total
Revenues, net	$131,447	$33,912	$165,359	$269,725	$67,359	$337,084

Income (loss) before income taxes	$(25,107)	$10,376	$(14,731)	$(51,215)	$17,558	$(33,657)
Income tax benefit (expense)	10,545	(6,290)	4,255	21,510	(10,493)	11,017

Net income (loss)	$(14,562)	$4,086	$(10,476)	$(29,705)	$7,065	$(22,640)

NOTE 8.    RECENTLY ISSUED ACCOUNTING STANDARDS

        The FASB issued Statement 143, Accounting for Asset Retirement Obligations, in June 2001. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of Statement 143 on January 1, 2003 had no impact on the Company's financial condition or results of operations.

        In June 2002, Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The provisions of this Statement have been adopted for all exit and disposal activities initiated after December 31, 2002.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is still evaluating the impact of adopting Statement 150.

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002 and had no impact on the consolidated financial statements. The recognition requirements of FIN 45 have been applied prospectively to guarantees issued or modified after December 31, 2002 and did not have a material effect on the consolidated financial statements.

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

NOTE 9.    DEBT

        In March 2003, Rainbow Media Holdings, a wholly-owned subsidiary of the Company, entered into a $300,000 credit facility consisting of a $160,000 revolver and a $140,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively. The facility is secured by the stock of Rainbow Media Holdings, certain equity interests owned by Rainbow Media Holdings, and the assets of Rainbow

Media Holdings and certain of its subsidiaries. The facility requires commitment reductions beginning in June 2005. The facility contains certain covenants that may limit Rainbow Media Holdings' ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

        In March 2003, AMC, The Independent Film Channel and WE: Women's Entertainment, subsidiaries of Rainbow Media Holdings, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, secured by all of the assets of the borrowers. The revolver and term loan mature on March 31, 2008 and March 31, 2009, respectively. The facility requires commitment reductions beginning in June 2005. The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

NOTE 10.    PREFERRED STOCK

        In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in the Company, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

        In connection with the issuance of the preferred stock, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock beginning in the third quarter of 2003 ("put option") for cash or through the issuance of common stock of Cablevision at the Company's option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of $37,844 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 11.    COLLATERALIZED INDEBTEDNESS AND DERIVATIVE CONTRACTS

        In April 2003, the Company monetized the value of its Leapfrog Enterprises, Inc. common stock through the execution of a prepaid forward contract, collateralized by an equivalent amount of the underlying Leapfrog stock. The contract sets a floor and ceiling on the Company's participation in the changes in the underlying stock price and at maturity is expected to offset negative changes in the fair value of the Leapfrog stock, while allowing for upside appreciation potential to the ceiling price. At maturity, the contract provides for the option to deliver cash or shares of Leapfrog stock, with a value determined by reference to the stock price at maturity. The cash proceeds of $16,699, net of prepaid interest, were used to repay outstanding borrowings under the Restricted Group credit facility.

        The contract has not been designated as a hedge for accounting purposes. Therefore, the fair value of the equity forward contract has been reflected in the accompanying consolidated balance sheets and the change in the fair value of the equity derivative component of the prepaid forward contract of $5,440 is included in loss on derivative contracts in the accompanying consolidated statement of operations.

        In January 2003, the Company monetized the value of the General Electric Company common stock received in connection with the sale of the Bravo programming service through the execution of prepaid forward contracts, collateralized by an equivalent amount of the underlying General Electric stock. These contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock price and at maturity are expected to offset negative changes in the fair value of the General Electric stock, while allowing for upside appreciation potential to the ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of General Electric stock, with a value determined by reference to the stock price at maturity. The cash proceeds of $314,029 were used to repay outstanding borrowings under the Restricted Group credit facility.

        Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the change in the fair value of the equity derivative component of the prepaid forward contracts of $36,972 is included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 12.    INCOME TAXES

        The income tax expense attributable to continuing operations for the six months ended June 30, 2003 of $145,193 differs from the income tax expense derived from applying the statutory rate due principally to the impact of a non-deductible expense related to the exchange right and put option related to the Company's Series A Exchangeable Participating Preferred Stock, state taxes, and an adjustment to the deferred tax rate.

NOTE 13.    RESTRUCTURING

        The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2002	$3,449	$27,161	$30,610
Disposition of Cablevision Electronics	(2,198)	(5,584)	(7,782)

	1,251	21,577	22,828
Credits	—	(1,980)	(1,980)
Payments	(1,097)	(2,740)	(3,837)

Balance at June 30, 2003	$154	$16,857	$17,011

        The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2002	$5,810	$48,017	$53,827
Disposition of Cablevision Electronics	(28)	—	(28)

	5,782	48,017	53,799
Additional charges (credits)	678	(153)	525
Payments	(5,630)	(2,894)	(8,524)

Balance at June 30, 2003	$830	$44,970	$45,800

        In 2003, the Company eliminated certain staff positions and incurred severance costs aggregating $4,874, of which approximately $1,250 was paid as of June 30, 2003.

        At June 30, 2003, approximately $25,137 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 14.    INTANGIBLE ASSETS

        The following table summarizes information relating to the Company's acquired intangible assets at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	418,707	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	115,680	115,680

	695,722	691,660

Accumulated amortization
Franchises	2,182	1,208
Affiliation agreements	212,065	190,809
Broadcast rights	54,134	49,920
Player contracts	41,061	37,737
Other intangibles	25,419	21,690

	334,861	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over fair value of net assets acquired	1,464,188	1,462,583

	2,196,036	2,194,431

Total intangibles	$2,556,897	$2,584,727

Aggregate amortization expense
Six months ended June 30, 2003 and year ended December 31, 2002	$31,891	$56,020
Estimated amortization expense
Year ending December 31, 2003		$60,415
Year ending December 31, 2004		49,103
Year ending December 31, 2005		36,604
Year ending December 31, 2006		33,041
Year ending December 31, 2007		31,190

NOTE 15. SEGMENT INFORMATION

        The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net from continuing operations
Telecommunications Services	$665,019	$603,450	$1,298,823	$1,196,510
Rainbow	188,517	152,831	365,127	304,749
Madison Square Garden	133,194	153,804	341,600	360,901
All other	22,158	22,221	40,745	41,490
Intersegment eliminations	(35,619)	(32,109)	(72,289)	(73,008)

Total	$973,269	$900,197	$1,974,006	$1,830,642

Adjusted operating cash flow from continuing operations
Telecommunications Services	$259,537	$237,482	$506,207	$456,942
Rainbow	43,561	17,288	84,006	25,783
Madison Square Garden	9,167	50,304	23,412	59,564
All Other	(11,794)	(18,192)	(12,571)	(34,186)

Total	$300,471	$286,882	$601,054	$508,103

        A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net from continuing operations
Total revenue for reportable segments	$986,730	$910,085	$2,005,550	$1,862,160
Other revenue and intersegment eliminations	(13,461)	(9,888)	(31,544)	(31,518)

Total consolidated revenue	$973,269	$900,197	$1,974,006	$1,830,642

Adjusted operating cash flow to income (loss) from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$312,265	$305,074	$613,625	$542,289
Other adjusted operating cash flow	(11,794)	(18,192)	(12,571)	(34,186)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(246,340)	(218,641)	(501,713)	(423,418)
Stock plan income (expense)	(13,209)	38,823	(20,192)	56,837
Restructuring charges	(7,883)	(4,465)	(3,419)	(4,465)
Interest expense	(134,509)	(131,573)	(263,903)	(253,586)
Interest income	7,763	10,682	13,828	14,571
Equity in net income (loss) of affiliates	448,988	(12,543)	440,954	(22,245)
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	150,663	(507,151)	168,092	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	522,536	(126,251)	818,075
Loss on early extinguishment of debt	—	(17,237)	—	(17,237)
Minority interests	(12,257)	(27,059)	(24,130)	(27,343)
Miscellaneous, net	(853)	(294)	(3,398)	(5,001)

Income (loss) from continuing operations before income taxes and dividend requirements	$377,291	$(60,040)	$280,922	$(281,930)

        Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

        The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 16. LEGAL MATTERS

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit sought a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust ("GUCLT").

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision brought in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT seeks monetary damages of "at least $12.5 million" due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement. If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration. The final terms established will be retroactively applied to March 31, 2003 and Cablevision has agreed to pay YES Network for certain revenue reductions and expenses that YES Network might experience, during the term of the one-year interim agreement, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors. As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. The Company intends to contest the lawsuit vigorously.

NOTE 17.    OTHER MATTERS

        On June 18, 2003, the Company announced that an internal review had identified improper expense recognition at the national services division of Rainbow Media Holdings. The review, which covered the period from 1999 through 2002, was conducted by internal and external auditors, who reported to the Company's Audit Committee. The review through the June 18 announcement found that certain employees of the national services division inappropriately accelerated the recognition of planned marketing expenses and, in some cases, fabricated invoices. These actions had the effect of inappropriately accelerating into one year expenses that should properly have been recognized in the following year.

        When the Company's internal accountants initially identified the potential expense recognition problems, a review was commenced by Cablevision internal auditors, as well as by the Company's independent auditors, KPMG. Internal accountants notified senior management and the Audit Committee of the Board of Directors, which retained Willkie Farr & Gallagher as outside legal counsel.

        The review through June 18, 2003 found that $6,200 of expenses for 2003 were accelerated and improperly recorded in 2002, rather than 2003. All but $1,700 of that amount was identified and reversed prior to the release of the Company's 2002 results. Based on the review through that date, the Company believed that improper accruals in 2000 and 2001 were similar in size to those in 2002.

        In June 2003, the Company terminated 14 AMC employees including the president of the AMC division in connection with the Company's review of this matter. In addition, the Company's Audit Committee retained William McLucas of Wilmer Cutler & Pickering to conduct further investigation and to retain forensic accountants in this review. Wilmer Cutler & Pickering subsequently retained Pricewaterhouse Coopers LLP as forensic accountants.

        In August 2003, Wilmer Cutler & Pickering reported to the Audit Committee and management of the Company that its investigation through that date had identified, in addition to the amounts announced by the Company at June 18, 2003, improperly recognized expenses at the original productions units within the AMC and WE: Women's Entertainment business units of the national services division of the Rainbow Media Group. These improperly recognized expenses resulted from inappropriately accelerating the recognition of certain production costs. While this inquiry is continuing, the Company believes that the net effect of the original production expenses the Company has, at this point in the investigation, concluded were improper, in each of the years 2000 through 2002, was less than $1,000 and the amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,400. The Company believes that the aggregate amount of improper expense recognition identified to date is insignificant with respect to its previously issued annual audited financial statements and, assuming no additional improperly recognized expenses are identified, its independent auditors, KPMG, concur with this judgment. Therefore, with the concurrence of its independent auditors, based on information to date, the Company has determined that no restatement of previously issued annual audited financial statements is required.

        The improper expense recognitions identified to date consist of expenses accelerated to an earlier year than the year in which they should have been recorded. The Company's interim financial statements in this Form 10-Q do not reflect any adjustments for expenses identified to date that were recognized in 2002 but should have been recognized in 2003. The Company has not completed an analysis to determine in which quarters within a given year the accelerated expenses should have been recorded, although the Company believes that a substantial portion of the $5,100 of 2003 expenses that were expensed in earlier years ($1,700 in uncorrected marketing expenses and $3,400 in original production expenses) would properly have been recorded within the first and second quarters of 2003.

If the entire amount of the $5,100 of 2003 expenses that were expensed in earlier years were recognized in the first half of 2003, operating income would have declined by $5,100 from $75,730 to $70,630. Similarly, if the entire amount fell within either the first or second quarter of 2003, operating income for that quarter would have declined by $5,100.

        The Wilmer Cutler & Pickering investigation, which is continuing, includes a thorough examination of the facts relating to the improper expense recognition, a review of the Company's preliminary conclusions and consideration of any further changes to the Company's internal controls or other actions that are warranted. The Company has been informed by Wilmer Cutler & Pickering that they have identified certain vendor relationships where additional improper expense recognition may have occurred. Wilmer Cutler & Pickering have not reached a definitive conclusion on these or the amounts involved.

        KPMG has advised the Company that, due to the status of the Wilmer Cutler & Pickering investigation, it is currently unable to complete its review of the Company's consolidated financial statements for the second quarter of 2003. The interim financial statements contained in a Form 10-Q are required to have been reviewed under Statement of Auditing Standards 100 ("SAS 100") by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission's Regulation S-X. The Company intends to amend this Form 10-Q when that review is completed and KPMG has rendered a SAS 100 review report. The staff of the SEC may take the position that this Form 10-Q is deficient because the required review has not been completed. That would mean that the Company would not be current in its filings under the Securities Exchange Act of 1934. Filing of an amendment to this report when the independent public accountant's review is complete would eliminate certain consequences of the deficient filing but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company does not believe that it is likely that the delay in obtaining KPMG's SAS 100 review of the Company's second quarter financial statements will have an adverse effect on its bank credit agreements and the indentures governing its debt obligations. In light of the absence of the required SAS 100 review, the Section 906 certifications of the Company's chief executive officer and chief financial officer required by 18 U.S.C. § 1350 and included as Exhibit 32 to this Form 10-Q have been qualified by reference to the absence of that review.

        Prior to the Company's June 18, 2003 announcement, the Company notified the Securities and Exchange Commission and the U.S. Attorney's office for the Eastern District of New York of the matter, including issues relating to the conduct of certain individuals involved in the matter. On June 30, 2003, the Securities and Exchange Commission issued a formal order of investigation in connection with the above described matters to determine whether the Company or its officers and employees violated provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder, as well as a subpoena in connection with their investigation. We cannot predict how long these investigations will last, their ultimate scope or their outcome, or any possible effect on the Company's financial statements. We are cooperating fully and intend to continue to do so.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The operations of CSC Holdings are identical to the operations of Cablevision, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision and, for the three and six months ended June 30, 2003, interest income of $3.1 million and $3.6 million, respectively, included in CSC Holdings' consolidated statement of operations which is eliminated in Cablevision's consolidated statement of operations. Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 3. Quantitative And Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollar in thousands)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (continued)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share data) (Unaudited)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2003 and 2002 (Dollars in thousands) (Unaudited)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands) (Unaudited)
  NOTE 17. LEGAL MATTERS
  NOTE 18. OTHER MATTERS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Recent Transactions
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Continued)
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands) (Unaudited)
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.