Form 10-Q
period 2003-09-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2003-11-26
CIK 784681, 1053112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Cablevision Systems Corporation	Yes	☐	No	☐	See Note 1 to the condensed unaudited consolidated financial statements
CSC Holdings, Inc.	Yes	☐	No	☐

Number of shares of common stock outstanding as of November 3, 2003:

Cablevision NY Group Class A Common Stock -	219,537,827
Cablevision NY Group Class B Common Stock -	67,217,427
CSC Holdings, Inc. Common Stock -	5,258,056

EXPLANATORY NOTE

In this Form 10-Q, Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”) are restating the quarterly condensed unaudited consolidated financial statements and related information previously filed in the Registrants’ Reports on Form 10-Q for the quarters ended June 30, 2003 and 2002, March 31, 2003 and 2002 and September 30, 2002.  This restatement is a result of an ongoing investigation of expense acceleration and is being made to reflect the effects of the following items on the Registrants’ previously reported results:

•                  Restatements of the Company’s condensed unaudited consolidated statements of operations for the three months ended March 31, 2003 and 2002, the three and six months ended June 30, 2003 and 2002 and the three and nine months ended September 30, 2002 to record the effect of adjustments for amounts improperly recognized in earlier periods that should have been recognized in 2003 and 2002 as outlined below:

	Increases (decreases) to the Three Months Ended
	March 31,		June 30,		September 30,
	2003	2002	2003	2002	2002
	(in thousands, except for per share information)
	(unaudited)

Revenue	$214	$(39)	$(122)	$(29)	$(32)

Technical and operating	2,417	4,251	1,619	1,667	888
Selling, general and administrative	4,861	2,562	2,252	6,048	3,731
Depreciation	58	74	58	74	75
Operating income	(7,122)	(6,926)	(4,051)	(7,818)	(4,726)

Equity in net loss of affiliates	149	27	107	—	—
Minority interests	(1,105)	(2,091)	(635)	(1,736)	(612)
Income from continuing operations before taxes	(6,166)	(4,862)	(3,523)	(6,082)	(4,114)
Income tax benefit	2,220	5,180	1,479	2,279	1,930
Income from continuing operations	(3,946)	318	(2,044)	(3,803)	(2,184)
Income of discontinued operations, net of taxes	—	(231)	—	(71)	(38)
Net income	$(3,946)	$87	$(2,044)	$(3,874)	$(2,222)
Basic and diluted net income per share	$(0.01)	$—	$(0.01)	$(0.01)	$(0.01)

•                  Restatement of the Company’s condensed unaudited consolidated statement of cash flows for the nine months ended September 30, 2002 to record the effect of the restatements to the condensed unaudited consolidated statements of operations described above;

•                  Restatement of the Company’s condensed unaudited consolidated balance sheets as of March 31, 2003 and June 30, 2003 to record the effect of the restatements to the condensed unaudited consolidated statements of operations described above; and

•                  Restatement of our condensed unaudited consolidated balance sheet as of December 31, 2002 to record the cumulative effect of the improperly accelerated expenses.

While Wilmer, Cutler & Pickering has substantially completed its detailed review of 2002 and 2001 year-end expenses that may have been improperly accelerated, additional errors in the prior years are still being assessed.  The Registrants are evaluating whether a restatement of any of the Registrants’ previously issued annual audited results of operations may also be required.  The Registrants expect to complete that evaluation after the Wilmer, Cutler & Pickering investigation described in Note 1 of the accompanying condensed unaudited consolidated financial statements of Cablevision and CSC Holdings is complete.

PART I.  FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 9.

As described in Note 1 to the condensed unaudited consolidated financial statements of Cablevision Systems Corporation and subsidiaries and the condensed unaudited consolidated financial statements of CSC Holdings, Inc. and subsidiaries, KPMG LLP, the independent accountants for the Registrants, has advised Cablevision and CSC Holdings that, due to the status of the Wilmer, Cutler & Pickering investigation into certain improper expense recognition, it is currently unable to complete its review under Statement on Auditing Standards No. 100 (“SAS 100”) of the condensed unaudited consolidated financial statements included in this Form 10-Q.  When such review is completed, Cablevision and CSC Holdings will amend this Form 10-Q.

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

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2003, the fair value of our fixed rate debt and redeemable preferred stock of $7,527.2 million exceeded its carrying value of $7,288.3 million by approximately $238.9 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2003 would decrease the estimated fair value of fixed rate debt and redeemable preferred stock instruments by approximately $270.8 million to $7,798.0 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of September 30, 2003, we had outstanding interest rate swap contracts to convert floating rate debt to fixed rate debt covering a total notional principal amount of $1,000.0 million.  As of September 30, 2003, the fair market value of these interest rate swap contracts was approximately $2.0 million, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates from September 30, 2003 prevailing levels would decrease the fair market value of these contracts by approximately $0.8 million to a net liability position of $2.8 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with our monetization transactions.  As of September 30, 2003, such contracts had a fair market value of $66.9 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2003 prevailing levels would decrease the fair market value of these contracts by approximately $22.7 million to a liability of $89.6 million.

Equity Price Risk:  As of September 30, 2003, the fair market value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,204.8 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $120.5 million.  As of September 30, 2003, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications aggregated $549.1 million, a net receivable position.  The maturities of these prepaid forward contracts are summarized in the following table:

Security	# of Shares Deliverable	Maturity

Comcast	7,159,205	2005
	7,159,206	2006

AT&T	4,426,093	2005
	4,426,093	2006

Charter Communications	1,862,229	2005
	5,586,687	2006
	3,724,460	2007

AT&T Wireless	7,121,583	2005
	7,121,583	2006

General Electric	12,742,032	2006

Adelphia Communications	1,010,000	2005

Leapfrog	800,000	2007

Other:  As of September 30, 2003, the fair value of the exchange right and put option related to CSC Holdings, Inc.’s Series A Exchangeable Participating Preferred Stock amounted to $23.6 million, a net liability position, reflected as a liability under derivative contracts in the consolidated balance sheet.  Assuming a 10% increase in the market price of the underlying Cablevision common stock and no changes in interest rates and volatility, the potential decrease in the fair value of the exchange right and put option would be approximately $10.3 million, to a liability of $33.9 million.

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

In response to the improper expense recognition, the Company continues to reinforce and enhance existing policies and procedures and adopt new policies and procedures.  The Company will finalize changes to its controls and procedures upon completion of the investigation.

PART II.  OTHER INFORMATION

Item 1.                                                             Legal Proceedings

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit sought a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust (“GUCLT”).

On June 26, 2003, the GUCLT initiated a separate action against Cablevision brought in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12.5 million” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit.

On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network.  Under this agreement, Cablevision will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement.  If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration.  The final terms established will be retroactively applied to March 31, 2003 and Cablevision has agreed to pay YES Network for certain revenue reductions and expenses that YES Network might experience, during the term of the one-year interim agreement, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to dismiss the complaint.

On November 14, 2003, American Movie Classics Company filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of a cable television affiliation agreement entered into in 1993.  American Movie Classics Company filed that action as a result of Time Warner’s notice purporting to terminate the contract.  The Company believes the notice was improper.  American Movie Classics Company is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.

Item 2.                                                             Changes in Securities and Use of Proceeds

(c)                                  Recent Sales of Unregistered Securities.

In July 2003, CSC Holdings issued 258,056 shares of common stock, $0.01 par value, to Cablevision Systems Corporation in satisfaction of $54.4 million in intercompany payables from CSC Holdings to Cablevision.  The transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as an issuance not involving a public offering.

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certification of the CEO and CFO

(b)                                 Reports on Form 8-K.

Cablevision Systems Corporation filed Current Reports on Form 8-K with the Commission on July 3, 2003, August 7, 2003, October 23, 2003 and November 12, 2003.

CSC Holdings, Inc. filed Current Reports on Form 8-K with the Commission on July 3, 2003, August 7, 2003, October 23, 2003 and November 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION CSC HOLDINGS, INC.

Date:	November 25, 2003		/s/ William J. Bell
		By:	William J. Bell as Vice Chairman and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	November 25, 2003	By:	/s/ Andrew B. Rosengard
Andrew B. Rosengard as Executive Vice President, Finance and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2003	December 31, 2002
		(Restated)
ASSETS

Current Assets:

Cash and cash equivalents	$252,304	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $54,133 and $57,860)	298,781	286,335
Notes and other receivables, current	74,151	78,010
Inventory, prepaid expenses and other current assets	100,740	75,638
Feature film inventory, net	71,611	66,617
Assets held for sale	—	66,733
Advances to affiliates	61,969	178,491
Total current assets	859,556	877,764

Property, plant and equipment, net	4,606,857	4,665,825
Investments in affiliates	52,403	60,049
Investment securities	27	310,336
Investment securities pledged as collateral	1,204,841	662,274
Other investments	3,028	17,514
Notes and other receivables	87,150	96,945
Derivative contracts	608,380	705,020
Other assets	45,861	46,276
Long-term feature film inventory, net	198,218	232,221
Deferred carriage fees, net	121,652	139,578
Franchises, net of accumulated amortization of $2,363 and $1,208	735,308	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $327,200 and $278,466	574,953	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $23,191 and $18,448	1,637,073	1,558,221
Deferred financing, acquisition and other costs, net of accumulated amortization of $57,692 and $46,007	88,661	100,101
	$10,823,968	$10,500,278

See accompanying notes to
condensed consolidated financial statements.

	September 30, 2003	December 31, 2002
		(Restated)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$314,750	$436,955
Accrued liabilities	759,139	859,177
Accounts payable to affiliates	11,696	17,772
Deferred revenue, current	151,337	113,402
Feature film and contract obligations	65,444	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	25,593	1,395
Current portion of bank debt	350	5,768
Note payable	242,500	—
Current portion of capital lease obligations	15,624	14,977
Total current liabilities	1,586,433	1,607,381

Feature film and contract obligations, long-term	183,463	229,431
Deferred revenue	16,958	17,479
Deferred tax liability	278,837	182,635
Liabilities under derivative contracts	126,177	104,949
Other long-term liabilities	215,871	225,519
Bank debt, long-term	2,042,213	2,080,000
Collateralized indebtedness	1,604,110	1,234,106
Senior notes and debentures	3,692,467	3,691,772
Subordinated notes and debentures	599,184	599,128
Capital lease obligations, long-term	67,910	71,231
Series H Redeemable Exchangeable Preferred Stock	434,181	—
Series M Redeemable Exchangeable Preferred Stock	1,110,113	—
Minority interests	570,935	626,585
Total liabilities	12,528,852	10,670,216

Preferred stock of CSC Holdings, Inc.	80,001	1,544,294

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,330,822 and 234,708,069 shares issued and 219,514,595 and 212,891,842 outstanding	2,413	2,347
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,217,427 and 67,242,427 shares issued and outstanding	672	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,127,128	1,107,893
Accumulated deficit	(2,553,558)	(2,463,604)
	(1,423,345)	(1,352,692)

Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholders’ deficiency	(1,784,885)	(1,714,232)
	$10,823,968	$10,500,278

See accompanying notes
to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)

Revenues, net	$975,766	$872,387	$2,949,864	$2,702,961

Operating expenses:
Technical and operating	416,677	376,998	1,320,132	1,223,416
Selling, general and administrative	255,775	203,197	756,613	637,009
Other operating income	(9,036)	—	(9,036)	—
Restructuring charges	8,004	72,021	11,423	76,486
Depreciation and amortization	282,013	214,348	785,048	641,767
	953,433	866,564	2,864,180	2,578,678
Operating income	22,333	5,823	85,684	124,283

Other income (expense):
Interest expense	(171,496)	(129,779)	(435,399)	(383,365)
Interest income	3,826	7,526	14,089	22,097
Equity in net income (loss) of affiliates	(2,918)	(6,568)	437,780	(28,840)
Loss on sale of cable assets	(13,644)	—	(13,644)	—
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	52,810	3,798	220,902	(921,803)
Gain (loss) on derivative contracts, net	(39,531)	126,162	(165,782)	944,237
Loss on extinguishment of debt	—	—	—	(17,237)
Minority interests	(15,638)	(48,576)	(128,337)	(159,350)
Miscellaneous, net	(115)	(514)	(2,307)	(1,662)
	(186,706)	(47,951)	(72,698)	(546,543)
Income (loss) from continuing operations before income taxes	(164,373)	(42,128)	12,986	(422,260)
Income tax (expense) benefit	50,449	11,931	(89,548)	63,435

Loss from continuing operations	(113,924)	(30,197)	(76,562)	(358,825)
Income (loss) from discontinued operations, net of taxes (including loss of $6,292 on the sale of the retail electronics business in the nine months ended September 30, 2003)	8,316	(51,547)	(13,392)	(74,489)
Net loss	$(105,608)	$(81,744)	$(89,954)	$(433,314)

Basic and diluted net income (loss) per share:

Loss from continuing operations	$(0.40)	$(0.10)	$(0.27)	$(1.23)

Income (loss) from discontinued operations	$0.03	$(0.17)	$(0.05)	$(0.25)

Net loss	$(0.37)	$(0.27)	$(0.32)	$(1.48)

Weighted average common shares (in thousands)	286,716	300,326	285,054	292,680

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002
		(Restated)
Cash flows from operating activities:
Loss from continuing operations	$(76,562)	$(358,825)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	785,048	641,767
Equity in net (income) loss of affiliates	(437,780)	28,840
Minority interests	41,078	28,463
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on investments, net	(220,902)	921,803
Unrealized loss (gain) on derivative contracts	142,064	(679,981)
Realized gain on derivative contracts	—	(256,576)
Loss on extinguishment of debt	—	17,237
Amortization of deferred financing, discounts on indebtedness and other deferred costs	51,974	51,973
Tax benefit from exercise of stock options	1,073	1,418
Restricted stock charges	16,330	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(23,431)	(265,231)
Net cash provided by operating activities	278,892	131,508

Cash flows from investing activities:
Capital expenditures	(661,937)	(819,547)
Payments for acquisitions	(250,406)	—
Proceeds from sale of equipment, net of costs of disposal	7,090	(2,330)
Decrease in investment securities and other investments	3,105	1,204
Additions to intangible assets	(1,750)	(359)
Decrease (increase) in investments in affiliates, net	445,426	(27,879)
Net cash used in investing activities	(458,472)	(848,911)

Cash flows from financing activities:
Proceeds from bank debt	1,314,082	1,357,507
Repayment of bank debt	(1,357,287)	(330,481)
Repayment of note payable	(7,500)	—
Issuance of common stock	1,898	2,214
Issuance of preferred stock	75,000	—
Net proceeds from (repayment of) collateralized indebtedness	330,728	(54,813)
Payments on capital lease obligations and other debt	(12,677)	(20,918)
Additions to deferred financing and other costs	(6,016)	(15,449)
Net cash provided by financing activities	338,228	938,060

Net increase in cash and cash equivalents from continuing operations	158,648	220,657

Net effect of discontinued operations on cash and cash equivalents	(32,284)	(22,511)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$252,304	$306,136

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share information)

(Unaudited)

NOTE 1.                         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision Systems Corporation and its majority owned subsidiaries (the “Company” or “Cablevision”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (see discussion below).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Restatement of condensed consolidated financial statements

On November 11, 2003, the Company announced that, as a result of information obtained in connection with the ongoing Wilmer, Cutler & Pickering investigation into improperly recognized expenses resulting from inappropriately accelerating the recognition of certain costs (see discussion below), it would restate its previously reported quarterly financial statements to reflect the expenses in the appropriate period.

The following table sets forth condensed consolidated balance sheets for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of June 30, 2003, March 31, 2003 and December 31, 2002:

	June 30, 2003		March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS

Current Assets:

Cash and cash equivalents	$293,028	$293,028	$223,158	$223,158	$125,940	$125,940
Accounts receivable trade	301,223	301,223	290,394	290,394	286,335	286,335
Notes and other receivables, current	64,422	64,422	68,593	68,593	78,010	78,010
Inventory, prepaid expenses and other current assets	67,763	71,529	60,097	66,581	65,102	75,638
Feature film inventory, net	70,734	70,734	67,931	67,931	66,617	66,617
Assets held for sale	—	—	47,964	47,964	66,733	66,733
Advances to affiliates	61,902	61,902	188,465	188,465	178,491	178,491
Total current assets	859,072	862,838	946,602	953,086	867,228	877,764

Property, plant and equipment, net	4,616,844	4,617,402	4,551,063	4,551,679	4,666,307	4,665,825
Investments in affiliates	53,407	53,474	55,536	55,711	59,726	60,049
Investment securities	23	23	27	27	310,336	310,336
Investment securities pledged as collateral	1,152,038	1,152,038	980,969	980,969	662,274	662,274
Other investments	2,965	2,965	22,741	22,741	17,514	17,514
Notes and other receivables	88,095	88,095	87,810	87,810	96,945	96,945
Derivative contracts	642,972	642,972	722,955	722,955	705,020	705,020
Other assets	45,532	45,532	44,840	44,840	46,276	46,276
Long-term feature film inventory, net	213,746	213,746	220,994	220,994	232,221	232,221
Deferred carriage fees, net	125,942	125,942	130,685	130,685	139,578	139,578
Franchises, net	735,489	735,489	735,685	735,685	732,401	732,401
Affiliation, broadcast and other agreements, net	266,959	266,959	281,230	281,230	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,554,449	1,554,941	1,544,226	1,544,718	1,556,573	1,558,221
Deferred financing, acquisition and other costs, net	91,736	91,736	95,922	95,922	100,101	100,101
	$10,449,269	$10,454,152	$10,421,285	$10,429,052	$10,488,253	$10,500,278

	June 30, 2003		March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$328,565	$328,422	$325,337	$324,944	$438,449	$436,955
Accrued liabilities	776,629	774,816	806,374	803,535	863,926	859,177
Accounts payable to affiliates	15,589	15,589	11,088	11,088	17,772	17,772
Deferred revenue, current	59,210	59,210	64,193	64,193	113,402	113,402
Feature film and contract obligations	67,777	67,777	46,486	46,486	72,310	72,310
Liabilities held for sale	—	—	14,463	14,463	85,625	85,625
Liabilities under derivative contracts	41,286	41,286	31,571	31,571	1,395	1,395
Current portion of bank debt	11,893	11,893	350	350	5,768	5,768
Current portion of capital lease obligations	14,803	14,803	14,367	14,367	14,977	14,977
Total current liabilities	1,315,752	1,313,796	1,314,229	1,310,997	1,613,624	1,607,381

Feature film and contract obligations, long-term	194,996	194,996	227,668	227,668	229,431	229,431
Deferred revenue	16,361	16,361	17,046	17,046	17,479	17,479
Deferred tax liability	341,760	344,041	167,337	171,097	176,655	182,635
Liabilities under derivative contracts	111,626	111,626	96,920	96,920	104,949	104,949
Other long-term liabilities	222,142	222,142	211,942	211,942	225,519	225,519
Bank debt, long-term	1,736,150	1,736,150	2,081,650	2,081,650	2,080,000	2,080,000
Collateralized indebtedness	1,590,782	1,590,782	1,560,960	1,560,960	1,234,106	1,234,106
Senior notes and debentures	3,692,236	3,692,236	3,692,004	3,692,004	3,691,772	3,691,772
Subordinated notes and debentures	599,165	599,165	599,147	599,147	599,128	599,128
Capital lease obligations, long-term	68,494	68,494	69,035	69,035	71,231	71,231
Total liabilities	9,889,464	9,889,789	10,037,938	10,038,466	10,043,894	10,043,631

Minority interests	636,960	637,908	625,771	627,356	623,897	626,585

Preferred Stock of CSC Holdings, Inc.	1,622,343	1,622,343	1,620,440	1,620,440	1,544,294	1,544,294

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock	—	—	—	—	—	—
CNYG Class A Common Stock	2,413	2,413	2,412	2,412	2,347	2,347
CNYG Class B Common Stock	672	672	672	672	672	672
RMG Class A Common Stock	—	—	—	—	—	—
RMG Class B Common Stock	—	—	—	—	—	—
Paid-in capital	1,110,517	1,110,517	1,109,212	1,109,212	1,107,893	1,107,893
Accumulated deficit	(2,451,560)	(2,447,950)	(2,613,620)	(2,607,966)	(2,473,204)	(2,463,604)
	(1,337,958)	(1,334,348)	(1,501,324)	(1,495,670)	(1,362,292)	(1,352,692)

Treasury stock, at cost	(359,750)	(359,750)	(359,750)	(359,750)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)	(1,790)	(1,790)	(1,790)	(1,790)
Total stockholders’ deficiency	(1,699,498)	(1,695,888)	(1,862,864)	(1,857,210)	(1,723,832)	(1,714,232)
	$10,449,269	$10,454,152	$10,421,285	$10,429,052	$10,488,253	$10,500,278

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$982,150	$982,364	$911,176	$911,137

Operating expenses:
Technical and operating	458,105	460,522	450,584	454,835
Selling, general and administrative	231,835	236,696	222,463	225,025
Restructuring credits	(4,464)	(4,464)	—	—
Depreciation and amortization	235,932	235,990	202,293	202,367
	921,408	928,744	875,340	882,227

Operating income	60,742	53,620	35,836	28,910
Other income (expense):
Interest expense	(129,269)	(129,269)	(122,013)	(122,013)
Interest income	5,564	5,564	3,889	3,889
Equity in net loss of affiliates	(8,034)	(8,183)	(9,702)	(9,729)
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	17,429	17,429	(418,450)	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	(10,708)	295,539	295,539
Minority interests	(56,649)	(55,544)	(43,913)	(41,822)
Miscellaneous, net	(19,874)	(19,874)	(4,686)	(4,686)
	(201,541)	(200,585)	(299,956)	(297,892)
Loss from continuing operations before income taxes	(140,799)	(146,965)	(264,120)	(268,982)
Income tax benefit	20,840	23,060	27,465	32,645
Loss from continuing operations	(119,959)	(123,905)	(236,655)	(236,337)
Loss from discontinued operations, net of taxes	(20,457)	(20,457)	(12,975)	(13,206)
Net loss	$(140,416)	$(144,362)	$(249,630)	$(249,543)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.43)	$(0.44)	$(0.82)	$(0.82)
Loss from discontinued operations, net of taxes	$(0.07)	$(0.07)	$(0.05)	$(0.05)
Net loss	$(0.50)	$(0.51)	$(0.87)	$(0.87)
Weighted average common shares (in thousands)	281,742	281,742	288,269	288,269

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002		Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$973,269	$973,147	$900,197	$900,168	$1,974,006	$1,974,098	$1,830,642	$1,830,574

Operating expenses:
Technical and operating	425,319	426,938	360,647	362,314	899,419	903,455	827,602	833,520
Selling, general and administrative	260,688	262,940	213,845	219,893	493,725	500,838	438,100	446,710
Restructuring charges	7,883	7,883	4,465	4,465	3,419	3,419	4,465	4,465
Depreciation and amortization	246,340	246,398	218,641	218,715	501,713	501,829	423,418	423,566
	940,230	944,159	797,598	805,387	1,898,276	1,909,541	1,693,585	1,708,261

Operating income	33,039	28,988	102,599	94,781	75,730	64,557	137,057	122,313

Other income (expense):
Interest expense	(134,509)	(134,509)	(131,573)	(131,573)	(263,903)	(263,903)	(253,586)	(253,586)
Interest income	4,699	4,699	10,682	10,682	10,263	10,263	14,571	14,571
Equity in net income (loss) of affiliates	448,988	448,881	(12,543)	(12,543)	440,954	440,698	(22,245)	(22,272)
Write-off of deferred financing costs	—	—	—	—	—	—	(620)	(620)
Gain (loss) on investments, net	150,663	150,663	(507,151)	(507,151)	168,092	168,092	(925,601)	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	(115,543)	522,536	522,536	(126,251)	(126,251)	818,075	818,075
Loss on extinguishment of debt	—	—	(17,237)	(17,237)	—	—	(17,237)	(17,237)
Minority interests	(57,790)	(57,155)	(70,688)	(68,952)	(114,439)	(112,699)	(114,601)	(110,774)
Miscellaneous, net	(853)	(853)	(294)	(294)	(3,398)	(3,398)	(5,001)	(5,001)
	295,655	296,183	(206,268)	(204,532)	111,318	112,802	(506,245)	(502,445)
Income (loss) from continuing operations before income taxes	328,694	325,171	(103,669)	(109,751)	187,048	177,359	(369,188)	(380,132)
Income tax (expense) benefit	(164,870)	(163,391)	15,992	18,271	(143,696)	(139,997)	44,045	51,504

Income (loss) from continuing operations	163,824	161,780	(87,677)	(91,480)	43,352	37,362	(325,143)	(328,628)
Loss from discontinued operations, net of taxes	(1,764)	(1,764)	(10,476)	(10,547)	(21,708)	(21,708)	(22,640)	(22,942)

Net income (loss)	$162,060	$160,016	$(98,153)	$(102,027)	$21,644	$15,654	$(347,783)	$(351,570)

Basic net income (loss) per share:

Income (loss) from continuing operations	$0.57	$0.56	$(0.30)	$(0.32)	$0.15	$0.13	$(1.13)	$(1.14)

Loss from discontinued operations, net of taxes	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.08)	$(0.08)	$(0.08)	$(0.08)

Net income (loss)	$0.57	$0.56	$(0.34)	$(0.35)	$0.08	$0.06	$(1.20)	$(1.22)

Weighted average common shares (in thousands)	286,650	286,650	289,314	289,314	284,210	284,210	288,794	288,794

Diluted net income (loss) per share:

Income (loss) from continuing operations	$0.56	$0.56	$(0.30)	$(0.32)	$0.15	$0.13	$(1.13)	$(1.14)

Loss from discontinued operations	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.08)	$(0.08)	$(0.08)	$(0.08)

Net income (loss)	$0.56	$0.55	$(0.34)	$(0.35)	$0.08	$0.06	$(1.20)	$(1.22)

Weighted average common shares (in thousands)	294,492	294,492	289,314	289,314	284,210	284,210	288,794	288,794

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three and nine months ended September 30, 2002:

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues, net	$872,419	$872,387	$2,703,061	$2,702,961

Operating expenses:
Technical and operating	376,110	376,998	1,216,610	1,223,416
Selling, general and administrative	199,466	203,197	624,668	637,009
Restructuring charges	72,021	72,021	76,486	76,486
Depreciation and amortization	214,273	214,348	641,544	641,767
	861,870	866,564	2,559,308	2,578,678
Operating income	10,549	5,823	143,753	124,283

Other income (expense):
Interest expense	(129,779)	(129,779)	(383,365)	(383,365)
Interest income	7,526	7,526	22,097	22,097
Equity in net loss of affiliates	(6,568)	(6,568)	(28,813)	(28,840)
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	3,798	3,798	(921,803)	(921,803)
Gain on derivative contracts, net	126,162	126,162	944,237	944,237
Loss on extinguishment of debt	—	—	(17,237)	(17,237)
Minority interests	(49,188)	(48,576)	(163,789)	(159,350)
Miscellaneous, net	(514)	(514)	(1,662)	(1,662)
	(48,563)	(47,951)	(550,955)	(546,543)
Loss from continuing operations before income taxes	(38,014)	(42,128)	(407,202)	(422,260)

Income tax benefit	10,001	11,931	54,046	63,435

Loss from continuing operations	(28,013)	(30,197)	(353,156)	(358,825)
Loss from discontinued operations, net of taxes	(51,509)	(51,547)	(74,149)	(74,489)

Net loss	$(79,522)	$(81,744)	$(427,305)	$(433,314)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.09)	$(0.10)	$(1.21)	$(1.23)

Loss from discontinued operations	$(0.17)	$(0.17)	$(0.25)	$(0.25)

Net loss	$(0.26)	$(0.27)	$(1.46)	$(1.48)

Weighted average common shares (in thousands)	300,326	300,326	292,680	292,680

The unaudited condensed consolidated financial statements included herein for the three and nine month periods ended September 30, 2003 reflect the inappropriately accelerated expenses in the appropriate period.

The effects of these restatements also will be reflected as reclassifications between cash flows from operating activities and investing activities in the Company’s statements of cash flows for each period.  Such reclassifications amount to less than $1,000 in any of the respective periods.

Investigation

On June 18, 2003, the Company announced that an internal review, conducted by Cablevision internal auditors, the Company’s independent auditors and internal accountants, had identified improper expense recognition primarily at the national services division of Rainbow Media Holdings.  Through that date, the review, which covered the period from 1999 to 2002, found that approximately $6,200 of expenses were accelerated and improperly recorded in 2002, rather than in 2003.  All but $1,700 of that pre-tax amount was identified and reversed prior to the release of the Company’s 2002 results.  Based on the review through that date, the Company believed that improper accruals in 2000 and 2001 were similar in size to those in 2002.

In June 2003, the Company terminated 14 AMC employees, including the president of the AMC division, in connection with the Company’s review of this matter.  In addition, the Company’s Audit Committee retained Wilmer, Cutler & Pickering to conduct a further investigation and to retain forensic accountants in this review.  Wilmer, Cutler & Pickering subsequently retained PricewaterhouseCoopers LLP as forensic accountants.

As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2003, in August 2003, Wilmer, Cutler & Pickering reported to the Audit Committee and management of the Company that its investigation through that date had identified, in addition to the amounts announced by the Company on June 18, 2003, improperly accelerated expenses at the original productions units within the AMC and WE: Women’s Entertainment business units of the national services division of Rainbow Media Holdings, and that the pre-tax amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,400.

The Wilmer, Cutler & Picking investigation is continuing and covers all significant operating units within Rainbow Media Holdings, as well as the Telecommunications, Madison Square Garden, and Corporate segments.  The investigation includes a thorough financial evaluation of the facts relating to improper expense recognition and suggestions for improvement in the Company’s internal controls.

As previously disclosed, the Company notified the Securities and Exchange Commission and the U.S. Attorney’s office for the Eastern District of New York about this matter, including issues relating to the conduct of certain individuals involved in the matter, in June 2003.  The Securities and Exchange Commission has notified the Company that it has opened a formal investigation into these matters.  We cannot predict the length, scope or outcome of their investigations into this matter or any possible effect on the Company’s financial statements.  We are cooperating fully and intend to continue to do so.

In November 2003, Wilmer, Cutler & Pickering reported that it has substantially completed its detailed review of 2002 and 2001 year-end expenses that may have been improperly accelerated. With respect to Rainbow Media Holdings, Wilmer, Cutler & Pickering has reported that it has identified, in addition to the amounts reported in June and August 2003, additional improperly accelerated expenses at AMC and WE: Women’s Entertainment and at most other business units within Rainbow Media Holdings.  For AMC and WE: Women’s Entertainment, the additional pre-tax amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,900, and for the other Rainbow business units equaled approximately $5,200, including approximately $650 in non-consolidated businesses.  The improperly recognized expenses in the Rainbow business units primarily relate to sales and marketing, original production and event production activities.  With respect to the non-Rainbow Media Holdings’ units of the Company, Wilmer, Cutler & Pickering has further reported that it has identified approximately $1,700 in accelerated expenses that should have been recorded in 2003, the majority of which consist of sales and marketing, maintenance and consulting expenses. Wilmer, Cutler & Pickering’s work is continuing and additional amounts may be identified at Rainbow Media Holdings or at other business units of the Company.

In light of the findings to date and current status of the Wilmer, Cutler & Pickering investigation, on November 11, 2003, the Company announced that it would restate its previously reported quarterly financial statements (see discussion above).  As described in the next paragraph, the Company intends to amend the previously filed Form 10-Qs for the first and second quarter of 2003 to reflect these restated amounts when KPMG completes its required review under Statement on Auditing Standards 100 (“SAS 100”) of these restated financial statements.  The financial statements included in this Form 10-Q reflect the impact of expenses that were improperly recorded in 2002 and earlier periods that should have been expensed in 2003 and future periods and a similar amount of expenses that were improperly recorded in 2001 and earlier periods that should have been expensed in 2002 and future periods.  The effect of adjustments made to the first three quarters of 2002 to appropriately record the accelerated expenses recorded in prior periods has been to increase expenses in each of those periods.  Adjustments to the fourth quarter of 2002 reduce these expenses and offset a substantial portion of these first, second and third quarter adjustments.  See discussion above.

KPMG has advised the Company that, due to the status of the Wilmer, Cutler & Pickering investigation, it is currently unable to complete its review of the Company’s consolidated financial statements for the third quarter of 2003.  KPMG took the same position with respect to the financial statements included in the Company’s Form 10-Q for the second quarter of 2003 and has informed the Company that it has withdrawn its previously issued SAS 100 report on the financial statements for the first quarter of 2003.  The interim financial statements contained in a Form 10-Q are required to be reviewed under SAS 100 by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission’s Regulation S-X.  The Company intends to amend this Form 10-Q and the previously filed first and second quarter Form 10-Qs when those reviews are completed. Because the filing of this Form 10-Q was delayed in order to complete the restatement reflected herein, the Company ceased to be current under the Securities Exchange Act of 1934.  In addition, the staff of the Securities and Exchange Commission may take the position that this Form 10-Q and the Company’s second quarter Form 10-Q are deficient because the required reviews have not been completed.  That would mean that the Company continues to not be current in its filings under the Securities Exchange Act of 1934 notwithstanding the filing of this Form 10-Q.  Filing of an amendment to this Form 10-Q and the Company’s second quarter Form 10-Q when the independent public accountant’s review is complete would eliminate certain consequences of the deficient filings, but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.  Even if the staff of the Securities and Exchange Commission did not take this position, the Company would not be eligible to use Form S-2 and Form S-3 until twelve months from the date of this filing.  The Company does not believe that it is likely that the delay in obtaining KPMG’s SAS 100 reviews or the restatements described above, will have an adverse effect on its bank credit agreements and the indentures governing its debt obligations.  In connection with the restatements, the Company obtained a waiver under the Rainbow Media Holdings and AMC/The Independent Film Channel/WE credit facilities.  In light of the absence of the required SAS 100 reviews, the Section 906 certifications of the Company’s chief executive officer and chief financial officer required by 18 U.S.C. § 1350 and included as Exhibit 32 to this Form 10-Q have been qualified by reference to the absence of that review.

While Wilmer, Cutler & Pickering has substantially completed its detailed review of 2002 and 2001 year-end expenses that may have been improperly accelerated, additional errors in prior years are still being assessed.  The Company is also evaluating whether a restatement of any of the Company’s previously reported annual results of operations for the years 2000 to 2002 may be required.  Additionally, the Company is in the process of evaluating the effect of the improperly recognized expenses on the separate financial statements of its subsidiaries.  The Company expects to finalize these evaluations after the investigation is complete.

NOTE 2.                         RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2003 and 2002 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 3.                         COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 equals the net loss for the respective periods.

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

During the nine months ended September 30, 2003 and 2002, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$10,003	$16,746
Issuance of Cablevision common stock in exchange for a portion of NBC’s interest in Rainbow Media Holdings LLC	—	114,888

Supplemental Data:
Cash interest paid – continuing operations	385,144	380,242
Cash interest paid – discontinued operations	525	4,082
Income taxes paid (refunded), net	6,772	(24,225)

NOTE 6.                         STOCK OPTION PLAN

The Company applies APB 25 and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net loss as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss:
Net loss, as reported	$(105,608)	$(81,744)	$(89,954)	$(433,314)
Add: Stock-based employee compensation expense (benefit) included in reported net loss, net of taxes	837	3,099	12,540	(30,208)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of taxes	(2,216)	(12,771)	(21,037)	(1,124)
Pro forma net loss	$(106,987)	$(91,416)	$(98,451)	$(464,646)

Basic and diluted net loss per common share:
As reported	$(0.37)	$(0.27)	$(0.32)	$(1.48)
Pro forma	$(0.37)	$(0.30)	$(0.35)	$(1.59)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model.  The following assumptions were used in calculating the fair values of options granted in 2003 and 2002:

	2003	2002
CNYG Common Stock:
Risk –free interest rate	2.8%	3.3%
Volatility	60.5%	63.5%
Dividend Yield	0%	0%
Average fair value	$6.59	$15.93

In January 2003, the Company offered employees the right to exchange stock options and stock appreciation rights outstanding under the Cablevision Employee Stock Plan which had an exercise price of more than $20.00, for restricted shares of Cablevision NY Group Class A common stock.  Employees who accepted the offer received one restricted share for every two common shares issuable upon exercise of his or her options and one restricted share for every three common shares subject to his or her stock appreciation rights.  The Company recognizes compensation expense, over the four year vesting period, equal to the excess of the restricted shares’ value on the grant date over the par value amount paid for the shares of $.01 per share.  Pursuant to the offer, a total of 8,615,241 options and 6,132,146 stock appreciation rights were exchanged for a total of 6,351,847 shares of restricted stock.  Accordingly, $111,348 is being expensed ratably over the period March 10, 2003 to March 9, 2007.  Options not exchanged pursuant to the offer are subject to variable accounting.

NOTE 7.                         TRANSACTIONS

In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% interest in each of American Movie Classics Company (“AMC”), The Independent Film Channel and WE: Women’s Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library.  The $500,000 purchase price consisted of $250,000 in cash and a $250,000 note issued by Cablevision and maturing five months after closing in cash or, at Cablevision’s election, shares of Cablevision NY Group Class A common stock.  The $250,000 note requires monthly principal payments of $2,500 in cash prior to maturity.  The acquisition was accounted for as a purchase.  The excess of the purchase price over the net book value of the assets acquired (net of deferred taxes of $4,857) of approximately $414,881 was allocated to the specific assets acquired based upon a preliminary appraisal as follows:

	Useful Life
Property and equipment	5 years	$4,994

Amortizable intangible assets
Affiliation agreements	10 years	$327,934
Other intangibles	10 years	74,248
		$402,182

Unamortizable intangible assets
Excess costs over fair value of net assets acquired		$7,705

In June 2003, Cablevision announced a plan to pursue the spin off of all of its ownership interest in the Company’s satellite service, Rainbow DBS, together with its Clearview Cinemas theater chain.  The spin off was expected to include a $450,000 contribution from the Company to help fund the new entity.  In October 2003, Cablevision announced an amended spin off plan which includes Rainbow DBS and three of Rainbow Media Holdings LLC’s national entertainment services (AMC, The Independent Film Channel and WE: Women’s Entertainment) and certain other Rainbow Media Holdings businesses.  The previously announced $450,000 contribution from the Company has been eliminated in the amended plan.  The transaction would be structured as a tax-free pro rata spin off to Cablevision’s stockholders and is expected to be completed in 2004.  Cablevision will retain the Clearview Cinemas business and therefore the results of operations of Clearview Cinemas have been included in continuing operations for all periods presented, except for the three months ended March 31, 2003 and 2002 as restated.

In May 2003, Northcoast Communications, LLC, a 49.9% owned unconsolidated subsidiary of the Company, completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash.  Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.  The Company’s share of the proceeds was approximately $651,000, of which $60,000 is being held in an escrow fund to provide for any post-closing adjustments and claims.  All of the available funds were used by the Company to repay bank debt under the Restricted Group credit facility.  Approximately $30,000 of the escrow fund is expected to be released to the Company by the end of November 2003.  The Company’s equity in the net income of Northcoast Communications, including the gain on the sale of the licenses recognized by Northcoast Communications, amounted to $434,550.

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  As of September 30, 2003, the Company recorded losses aggregating $6,292, net of taxes, in connection with this transaction.

In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that Fox Sports Networks held outside of Regional Programming Partners.  Regional Programming Partners, which holds a 50% interest in each of these businesses, is a 60% owned subsidiary of Rainbow Media Holdings.  In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of a subsidiary of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased.  The transaction is expected to close in the fourth quarter of 2003.

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

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $6,292, are summarized as follows:

	Retail Electronics
	Three Months	Nine Months
	Ended September 30, 2003
Revenues, net	$—	$30,842

Loss before income taxes	$(198)	$(19,560)
Income tax benefit	8,514	6,168
Net income (loss)	$8,316	$(13,392)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Retail Electronics	Bravo	Total	Retail Electronics	Bravo	Total
Revenues, net	$135,162	$35,275	$170,437	$404,887	$102,634	$507,521

Income (loss) before income taxes	$(95,769)	$8,336	$(87,433)	$(146,984)	$25,180	$(121,804)
Income tax benefit (expense)	40,223	(4,337)	35,886	61,733	(14,418)	47,315
Net income (loss)	$(55,546)	$3,999	$(51,547)	$(85,251)	$10,762	$(74,489)

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

In April 2003, the FASB issued Statement 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts.  Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements.  Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of Statement 149 had no impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company did not enter into any financial instruments within the scope of the Statement subsequent to May 31, 2003. However, as a result of adopting the Statement on July 1, 2003 for existing financial instruments entered into on or before May 31, 2003, liabilities increased $1,544,294 reflecting the reclassification of CSC Holdings’ Series H and Series M Redeemable Preferred Stock and dividends of $43,629 were classified as interest expense for the three months ended September 30, 2003.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  The effective date of FIN 46 has been delayed to the first interim or annual reporting period beginning after December 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s financial condition or results of operations for entities created after January 31, 2003.  The Company is still evaluating the impact of adopting FIN 46 for entities created prior to February 1, 2003.

NOTE 10.                  DEBT

In March 2003, Rainbow Media Holdings, a wholly-owned subsidiary of the Company, entered into a $300,000 credit facility consisting of a $160,000 revolver and a $140,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively.  The facility is secured by the stock of Rainbow Media Holdings, certain equity interests owned by Rainbow Media Holdings, and the assets of Rainbow Media Holdings and certain of its subsidiaries.  The facility requires commitment reductions beginning in June 2005 and amortization payments beginning in September 2003.  The facility contains certain covenants that may limit Rainbow Media Holdings’ ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

In March 2003, AMC, The Independent Film Channel and WE: Women’s Entertainment, subsidiaries of Rainbow Media Holdings, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, secured by all of the assets of the borrowers.  The revolver and term loan mature on March 31, 2008 and March 31, 2009, respectively.  The facility requires commitment reductions beginning in June 2005 and amortization payments beginning in September 2003.  The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE’s ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

NOTE 11.                  PREFERRED STOCK OF CSC HOLDINGS, INC.

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

In connection with the issuance of the preferred stock, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of the Company, at the Company’s option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.  The change in the fair value of $23,570 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.  See Note 18.

At September 30, 2003, CSC Holdings had 4,341,813 shares of 11-3/4% Series H Redeemable Exchangeable Preferred Stock outstanding.  CSC Holdings is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon.  The Series H Preferred Stock is redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption.  Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.  On and after October 1, 2000, dividends must be paid in cash.  The terms of the Series H Preferred Stock permit CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings’ 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock.

At September 30, 2003, CSC Holdings had 111,011 shares of 11-1/8% Series M Redeemable Exchangeable Preferred Stock outstanding.  The shares are exchangeable, in whole but not in part, at the option of CSC Holdings, for CSC Holdings’ 11-1/8% Senior Subordinated Debentures due 2008.  CSC Holdings is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends.  The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption.  Before April 1, 2001, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.

In connection with the implementation of Statement 150 on July 1, 2003, the carrying value of CSC Holdings’ Series H and Series M Redeemable Preferred Stock of $434,181 and $1,110,113, respectively, was classified as a liability.  In addition, beginning July 1, 2003 dividends have been classified as interest expense, increasing interest expense by $43,629 in the three months ended September 30, 2003.

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

These contracts have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the change in the fair values of the equity derivative component of the prepaid forward contracts of $59,244 is included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 13.                  INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended September 30, 2003 of $50,449 differs from the income tax benefit derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends and increased by a non-taxable adjustment related to the exchange right and put option related to the Series A Exchangeable Participating Preferred Stock of CSC Holdings and state taxes.

The income tax expense attributable to continuing operations for the nine months ended September 30, 2003 of $89,548 differs from the income tax expense derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Exchangeable Participating Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

Income tax benefit included in discontinued operations in the third quarter of 2003 resulted from a revision of an estimate of the effect of the Company’s utilization of net operating loss carry forwards generated by the retail electronics business and the corresponding impact on the tax loss recognized on the sale of the retail electronics business.

NOTE 14.                  RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2002	$3,412	$27,161	$30,573
Disposition of Cablevision Electronics	(2,198)	(5,584)	(7,782)
	1,214	21,577	22,791
Additional charges (credits)	(37)	5,508	5,471
Payments	(1,138)	(4,010)	(5,148)
Balance at September 30, 2003	$39	$23,075	$23,114

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2002	$5,810	$48,017	$53,827
Disposition of Cablevision Electronics	(28)	—	(28)
	5,782	48,017	53,799
Additional charges	875	117	992
Payments	(6,253)	(5,640)	(11,893)
Balance at September 30, 2003	$404	$42,494	$42,898

In 2003, the Company eliminated certain staff positions and incurred severance costs aggregating $4,960, of which approximately $1,553 was paid as of September 30, 2003.

At September 30, 2003, approximately $29,238 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 15.                  INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	746,641	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	189,928	115,680
	1,097,904	691,660
Accumulated amortization
Franchises	2,363	1,208
Affiliation agreements	229,533	190,809
Broadcast rights	56,239	49,920
Player contracts	41,428	37,737
Other intangibles	28,840	21,690
	358,403	301,364
Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over fair value of net assets acquired and other	1,475,985	1,464,231
	2,207,833	2,196,079
Total intangibles	$2,947,334	$2,586,375

Aggregate amortization expense
Nine months ended September 30, 2003 and year ended December 31, 2002	$54,629	$56,020
Estimated amortization expense
Year ending December 31, 2003		$71,669
Year ending December 31, 2004		89,995
Year ending December 31, 2005		77,495
Year ending December 31, 2006		73,932
Year ending December 31, 2007		72,081

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the nine months ended September 30, 2003 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Excess costs over the fair value of net assets acquired
Balance as of December 31, 2002	$206,971	$1,152,131	$90,165	$13,558	$1,462,825
Excess costs over the fair value of net assets acquired, net of taxes	1,558	—	7,705	2,411	11,674
Balance as of September 30, 2003	$208,529	$1,152,131	$97,870	$15,969	$1,474,499

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net from continuing operations
Telecommunications Services	$693,515	$605,254	$1,992,338	$1,801,764
Rainbow	190,424	163,651	555,643	468,332
Madison Square Garden	107,780	116,738	449,380	477,639
All other	20,955	23,099	61,700	64,589
Intersegment eliminations	(36,908)	(36,355)	(109,197)	(109,363)
Total	$975,766	$872,387	$2,949,864	$2,702,961

Adjusted operating cash flow from continuing operations
Telecommunications Services	$276,496	$250,324	$781,202	$704,628
Rainbow	52,592	25,871	127,331	39,811
Madison Square Garden	16,238	15,744	39,543	75,268
All Other	(31,548)	5,541	(44,301)	(28,720)
Total	$313,778	$297,480	$903,775	$790,987

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net from continuing operations
Total revenue for reportable segments	$991,719	$885,643	$2,997,361	$2,747,735
Other revenue and intersegment eliminations	(15,953)	(13,256)	(47,497)	(44,774)
Total consolidated revenue	$975,766	$872,387	$2,949,864	$2,702,961

Adjusted operating cash flow to income (loss) from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$345,326	$291,939	$948,076	$819,707
Other adjusted operating cash flow	(31,548)	5,541	(44,301)	(28,720)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(282,013)	(214,348)	(785,048)	(641,767)
Stock plan income (expense)	(1,428)	(5,288)	(21,620)	51,549
Restructuring charges	(8,004)	(72,021)	(11,423)	(76,486)
Interest expense	(171,496)	(129,779)	(435,399)	(383,365)
Interest income	3,826	7,526	14,089	22,097
Equity in net income (loss) of affiliates	(2,918)	(6,568)	437,780	(28,840)
Loss on sale of cable assets	(13,644)	—	(13,644)	—
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	52,810	3,798	220,902	(921,803)
Gain (loss) on derivative contracts, net	(39,531)	126,162	(165,782)	944,237
Loss on extinguishment of debt	—	—	—	(17,237)
Minority interests	(15,638)	(48,576)	(128,337)	(159,350)
Miscellaneous, net	(115)	(514)	(2,307)	(1,662)
Income (loss) from continuing operations before income taxes	$(164,373)	$(42,128)	$12,986	$(422,260)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 17.                  LEGAL MATTERS

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit sought a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust (“GUCLT”).

On June 26, 2003, the GUCLT initiated a separate action against Cablevision brought in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12.5 million” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit.

On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network.  Under this agreement, Cablevision will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement.  If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration.  The final terms established will be retroactively applied to March 31, 2003 and Cablevision has agreed to pay YES Network for certain revenue reductions and expenses that YES Network might experience, during the term of the one-year interim agreement, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to dismiss the complaint.

On November 14, 2003, AMC filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of a cable television affiliation agreement entered into in 1993.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract.  The Company believes the notice was improper.  AMC is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.

NOTE 18.                  SUBSEQUENT EVENT

In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock.  The Company has 60 days from the date of the exercise notice to decide to pay the put price in cash or registered equity securities of Cablevision and, after making that election, the Company has an additional 30 days to pay if it elects to pay in cash and an additional 4 months to pay if it elects to pay in securities of Cablevision.

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

•                  developments in the independent and government investigations of improper expense recognition;

•                  the outcome of litigation and other proceedings, including the matters described under “Legal Proceedings”;

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

Recent Transactions

2003 Transactions.  In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.

In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% interest in each of AMC, The Independent Film Channel and WE: Women’s Entertainment.

2002 Transactions.  In December 2002, the Company completed the sale of Rainbow Media Holdings’ interest in the Bravo programming service to National Broadcasting Company, Inc. (“NBC”) in exchange for NBC’s minority interest in Rainbow Media Holdings, Cablevision common stock held by NBC and General Electric common stock.

In March 2002, Rainbow Media Holdings acquired Loral Space and Communications’ 50% interest in Rainbow DBS Company LLC (formerly R/L DBS Company LLC), increasing Rainbow Media Holdings’ ownership of Rainbow DBS to 100%.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.  See Note 1 of the condensed consolidated financial statements for a discussion regarding the restatement of the 2002 financial statements.

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2003		2002		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
	(dollars in thousands)
Revenues, net	$975,766	100%	$872,387	100%	$103,379

Operating expenses:
Technical and operating	416,677	43	376,998	43	(39,679)
Selling, general and administrative	255,775	26	203,197	23	(52,578)
Other operating income	(9,036)	(1)	—	—	9,036
Restructuring charges	8,004	1	72,021	8	64,017
Depreciation and amortization	282,013	29	214,348	25	(67,665)
Operating income	22,333	2	5,823	1	16,510
Other income (expense):
Interest expense, net	(167,670)	(17)	(122,253)	(14)	(45,417)
Equity in net loss of affiliates	(2,918)	—	(6,568)	(1)	3,650
Loss on sale of cable assets	(13,644)	(1)	—	—	(13,644)
Gain on investments, net	52,810	5	3,798	—	49,012
Gain (loss) on derivative contracts, net	(39,531)	(4)	126,162	14	(165,693)
Minority interests	(15,638)	(2)	(48,576)	(6)	32,938
Miscellaneous, net	(115)	—	(514)	—	399
Loss from continuing operations before taxes	(164,373)	(17)	(42,128)	(5)	(122,245)
Income tax benefit	50,449	5	11,931	1	38,518
Loss from continuing operations	(113,924)	(12)	(30,197)	(3)	(83,727)
Income (loss) from discontinued operations, net of taxes	8,316	1	(51,547)	(6)	59,863
Net loss	$(105,608)	(11)%	$(81,744)	(9)%	$(23,864)

	Nine Months Ended September 30,
	2003		2002		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
	(dollars in thousands)
Revenues, net	$2,949,864	100%	$2,702,961	100%	$246,903

Operating expenses:
Technical and operating	1,320,132	45	1,223,416	45	(96,716)
Selling, general and administrative	756,613	26	637,009	24	(119,604)
Other operating income	(9,036)	—	—	—	9,036
Restructuring charges	11,423	—	76,486	3	65,063
Depreciation and amortization	785,048	27	641,767	24	(143,281)
Operating income	85,684	3	124,283	5	(38,599)
Other income (expense):
Interest expense, net	(421,310)	(14)	(361,268)	(13)	(60,042)
Equity in net income (loss) of affiliates	437,780	15	(28,840)	(1)	466,620
Loss on sale of cable assets	(13,644)	—	—	—	(13,644)
Write-off of deferred financing costs	—	—	(620)	—	620
Gain (loss) on investments, net	220,902	7	(921,803)	(34)	1,142,705
Gain (loss) on derivative contracts, net	(165,782)	(6)	944,237	35	(1,110,019)
Loss on extinguishment of debt	—	—	(17,237)	(1)	17,237
Minority interests	(128,337)	(4)	(159,350)	(6)	31,013
Miscellaneous, net	(2,307)	—	(1,662)	—	(645)
Income (loss) from continuing operations before taxes	12,986	—	(422,260)	(16)	435,246
Income tax (expense) benefit	(89,548)	(3)	63,435	2	(152,983)
Loss from continuing operations	(76,562)	(3)	(358,825)	(13)	282,263
Loss from discontinued operations, net of taxes	(13,392)	—	(74,489)	(3)	61,097
Net loss	$(89,954)	(3)%	$(433,314)	(16)%	$343,360

Comparison of Three and Nine Months Ended September 30, 2003 Versus Three and Nine Months Ended September 30, 2002

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the three and nine months ended September 30, 2003 increased $103.4 million (12%) and $246.9 million (9%) as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2003
	(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$58.7	$140.1
Increased revenue in Rainbow Media Holdings’ programming services, excluding those of Madison Square Garden	26.8	87.2
Higher revenue per cable television subscriber	24.2	58.6
Decrease in Madison Square Garden’s revenue	(9.0)	(28.3)
Other net increases (decreases)	2.7	(10.7)
	$103.4	$246.9

Technical and operating expenses for the three and nine months ended September 30, 2003 increased $39.7 million (11%) and $96.7 million (8%) compared to the same periods in 2002.  The net increases include increased costs directly associated with the growth in revenues referred to above, increased costs associated with the development activities of Rainbow DBS and for the nine month period increased costs at Madison Square Garden (“MSG”) (see MSG discussion below).  As a percentage of revenues, technical and operating expenses remained constant during the three and nine months ended September 30, 2003 as compared to the same periods in 2002.

Selling, general and administrative expenses increased $52.6 million (26%) and $119.6 million (19%) for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.  The net increase in the three month period ended September 30, 2003 was comprised of an increase of $11.5 million resulting primarily from higher sales and marketing costs, $14.9 million in Rainbow DBS development costs, approximately $21.0 million due to the reversal of management bonuses in the 2002 period and an additional $9.1 million related to a long-term incentive plan.  These increases were partially offset by a decrease of $3.9 million in expenses related to the Company’s stock plan.  The net increase in the nine month period ended September 30, 2003 was comprised of an increase of approximately $73.2 million in expenses related to the Company’s stock plan, approximately $14.5 million resulting primarily from higher sales and marketing costs, $19.1 million in Rainbow DBS development costs and $12.8 million related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses increased 3% and 2%, respectively, during the 2003 periods as compared to the 2002 periods.  Excluding the effects of the stock plan, as a percentage of revenues such costs increased 3% during the three months ended September 30, 2003 and decreased 1% during the nine months ended September 30, 2003 as compared to the same periods in 2002.

Other operating income of $9.0 million for the three and nine months ended September 30, 2003 resulted from the sale of trade accounts receivable from a cable operator in bankruptcy for which a reserve had previously been recorded.

Restructuring charges of $8.0 million and $11.4 million for the three and nine months ended September 30, 2003 consist primarily of adjustments of $7.9 million and $6.4 million to provisions previously recorded in connection with the 2001 and 2002 restructuring plans due primarily to changes in estimates of lease termination costs and $0.1 million and $5.0 million of severance costs incurred in connection with the elimination of certain staff positions in 2003.  The 2002 charges of $72.0 million and $76.5 million for the three and nine months ended September 30, 2002 are comprised of $2.6 million and $7.1 million, respectively, relating to the 2001 restructuring and $69.4 million in both the three and nine month periods relating to the 2002 restructuring.  Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment, and for the 2002 restructuring includes $32.5 million associated with a reduction in required digital set top commitments.

Depreciation and amortization expense increased $67.7 million (32%) and $143.3 million (22%) for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.  The increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, the write-off of certain fixed assets, costs of disposal of certain fixed assets and amortization of acquired intangibles.

Net interest expense increased $45.4 million (37%) and $60.0 million (17%) during the three and nine months ended September 30, 2003 as compared to the same periods in 2002.  Approximately $43.6 million of the increase for the three and nine month period resulted from the classification of dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock as interest expense in connection with the implementation of Statement of Financial Accounting Standards No. 150 as of July 1, 2003.  The remaining increases were primarily attributable to higher overall average debt balances and lower interest income.

Equity in net loss of affiliates amounted to $2.9 million for the three months ended September 30, 2003 and equity in net income of affiliates amounted to $437.8 million for the nine months ended September 30, 2003.  For the three and nine month periods in 2002, equity in net loss of affiliates amounted to $6.6 million and $28.8 million, respectively.  Such amounts consist of our share of the net income or loss of certain businesses in which we have varying minority ownership interests.  The amount for the nine months ended September 30, 2003 includes $434.6 million representing our equity in the net income of Northcoast Communications, LLC which resulted primarily from the gain related to Northcoast Communications’ sale of certain of its personal communication services licenses to Verizon Wireless.

Loss on sale of cable assets of $13.6 million for the three and nine months ended September 30, 2003 resulted from the contemplated settlement of working capital adjustments associated with the Company’s sale of cable systems to AT&T Corp. in 2001.

Write-off of deferred financing costs of $0.6 million for the nine months ended September 30, 2002 consisted of costs written off in connection with amendments to, or termination of, the Company’s credit agreements.

Gain (loss) on investments, net for the three and nine months ended September 30, 2003 and 2002 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Increase (decrease) in the fair value of AT&T, AT&T Wireless, Inc., Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$52.8	$8.6	$222.2	$(916.8)
Loss on various other investments	—	(4.8)	(1.3)	(5.0)
	$52.8	$3.8	$220.9	$(921.8)

Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2003 and 2002 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Unrealized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$(51.4)	$66.3	$(155.9)	$576.3
Realized gain on prepaid forward contracts relating to Adelphia Communications	—	—	—	256.6
Unrealized gain (loss) on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	14.3	—	(23.6)	—
Unrealized and realized net gains on interest rate swap contracts	(2.4)	59.9	13.7	111.3
	$(39.5)	$126.2	$(165.8)	$944.2

Minority interests for the three and nine months ended September 30, 2003 and 2002 include Fox Sports Networks’ 40% share of the net income of Regional Programming Partners and MGM’s 20% share of the net income or loss of AMC, The Independent Film Channel and WE: Women’s Entertainment through July 18, 2003 and Bravo in the 2002 periods. Minority interests also include CSC Holdings’ Series A Preferred Stock dividend requirements and, for all periods prior to July 1, 2003, CSC Holdings’ Series H and Series M Preferred Stock dividend requirements.  Beginning July 1, 2003, these dividend requirements are recorded as interest expense.  The 2002 amounts also include NBC’s share of the net income or loss of Rainbow Media Holdings.

Income tax benefit attributable to continuing operations was $50.4 million and income tax expense was $89.5 million for the three and nine months ended September 30, 2003, respectively, compared to income tax benefits of $11.9 million and $63.4 million for the three and nine months ended September 30, 2002, respectively.  The income tax benefit for the three months ended September 30, 2003 resulted primarily from a pretax loss, offset by the impact of non-deductible preferred stock dividends, and increased by a non-taxable adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings and state taxes.  The income tax expense for the nine months ended September 30, 2003 resulted primarily from pretax income, increased by the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.  The income tax benefit in the 2002 periods resulted from a pre-tax loss, including a decrease in the valuation allowance of $15.6 million in the three month period ended September 30, 2002 and offset by an increase in the valuation allowance of $57.9 million in the nine month period ended September 30, 2002.

Income (loss) from discontinued operations, net of taxes includes the operating results of the Bravo programming business which was sold in December 2002 and the operating results and the loss on the sale of the retail electronics business which was transferred in March 2003.

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

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company’s Telecommunications Services segment.  See Note 1 of the condensed consolidated financial statements for a discussion regarding the restatement of the 2002 financial statements.

	Three Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$693,515	100%	$605,254	100%
Technical and operating expenses	286,840	41	253,274	42
Selling, general and administrative expenses	130,817	19	104,750	17
Restructuring charges	39	—	42,129	7
Depreciation and amortization	199,254	29	141,985	23
Operating income	$76,565	11%	$63,116	10%

	Nine Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$1,992,338	100%	$1,801,764	100%
Technical and operating expenses	821,328	41	753,754	42
Selling, general and administrative expenses	401,776	20	314,163	17
Restructuring charges	1,564	—	45,034	2
Depreciation and amortization	559,156	28	425,583	24
Operating income	$208,514	10%	$263,230	15%

Revenues for the three and nine months ended September 30, 2003 increased $88.3 million (15%) and $190.6 million (11%) as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2003
	(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$58.7	$140.1
Higher revenue per cable television subscriber	24.2	58.6
Other net increases (decreases)	5.4	(8.1)
	$88.3	$190.6

Technical and operating expenses for the three and nine months ended September 30, 2003 increased $33.6 million (13%) and $67.6 million (9%) compared to the same periods in 2002.  The increases resulted primarily from increased costs, such as franchise fees and programming costs, directly associated with the growth in revenues referred to above.  As a percentage of revenues, technical and operating expenses decreased 1% during the three and nine months ended September 30, 2003 as compared to the same periods in 2002.

Selling, general and administrative expenses increased $26.1 million (25%) and $87.6 million (28%) for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.  The net increase in the three month period ended September 30, 2003 was comprised of an increase of approximately $19.2 million due to the reversal of management bonuses in the 2002 period, $4.0 million primarily attributable to higher sales, marketing and customer service costs and $5.4 million attributable to higher expenses relating to a long-term incentive plan.  These increases were partially offset by a decrease of approximately $2.5 million attributable to a stock plan.

The net increase in the nine month period ended September 30, 2003 was comprised of an increase of approximately $40.2 million primarily attributable to higher sales, marketing and customer service costs, $41.1 million attributable to a stock plan and $6.3 million attributable to higher expenses relating to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses increased 2% for the three months ended September 30, 2003 and 3% for the nine months ended September 30, 2003 as compared to the same periods in 2002.  Excluding the effects of the stock plan, as a percentage of revenues such costs increased 1% for the three months ended September 30, 2003 and remained constant for the nine months ended September 30, 2003 as compared to the same periods in 2002.

Restructuring charges amounted to $1.6 million for the nine months ended September 30, 2003 and resulted primarily from current restructuring charges and adjustments to provisions previously recorded in connection with the 2001 and 2002 restructuring plans.  For the three and nine months ended September 30, 2002 restructuring charges amounted to $42.1 million and $45.0 million, respectively and are comprised of a reduction in the accrual of $0.7 million and additional expense of $2.2 million, respectively, relating to the 2001 restructuring and $42.8 million in both the three and nine month periods relating to the 2002 restructuring.  Such charges include expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment and for the 2002 restructuring includes $32.5 million associated with a reduction in required digital set top commitments.

Depreciation and amortization expense increased $57.3 million (40%) and $133.6 million (31%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  The net increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, the write-off of certain fixed assets and costs of disposal of certain fixed assets.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Rainbow segment.  See Note 1 of the condensed consolidated financial statements for a discussion regarding the restatement of the 2002 financial statements.

	Three Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$190,424	100%	$163,651	100%
Technical and operating expenses	73,546	39	71,844	44
Selling, general and administrative expenses	73,025	38	67,259	41
Other operating income	(8,539)	(4)	—	—
Restructuring charges	117	—	5,708	3
Depreciation and amortization	20,527	11	16,693	10
Operating income	$31,748	17%	$2,147	1%

	Nine Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$555,643	100%	$468,332	100%
Technical and operating expenses	225,701	41	223,309	48
Selling, general and administrative expenses	216,606	39	191,931	41
Other operating income	(8,539)	(2)	—	—
Restructuring charges	330	—	5,708	1
Depreciation and amortization	62,147	11	51,218	11
Operating income (loss)	$59,398	11%	$(3,834)	(1)%

Revenues for the three and nine months ended September 30, 2003 increased $26.8 million (16%) and $87.2 million (19%), respectively, as compared to revenues for the same periods in 2002.  Increases of approximately $15.3 million and $49.8 million, respectively, were attributed primarily to growth in programming network subscribers and rate increases and increases of approximately $11.5 million and $37.4 million, respectively, were due to higher advertising revenues.

Technical and operating expenses for the three and nine months ended September 30, 2003 increased $1.7 million (2%) and $2.4 million (1%), respectively, compared to the same periods in 2002.  The increases were primarily associated with the net increases in revenue discussed above.  As a percentage of revenues, technical and operating expenses decreased 5% and 7% for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.

Selling, general and administrative expenses increased $5.8 million (9%) and $24.7 million (13%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  The net increase for the three month period ended September 30, 2003 was comprised of an increase of $8.1 million in sales, marketing, advertising and other costs, partially offset by a decrease of $2.3 million in charges related to a stock plan and a long-term incentive plan.

The net increase for the nine month period ended September 30, 2003 was comprised of an increase of $17.7 million in charges related to a stock plan and a long-term incentive plan and an increase of $7.0 million in sales, marketing, advertising and other costs.  As a percentage of revenues, selling, general and administrative expenses decreased 3% and 2% for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  Excluding the effects of the stock plan, such expenses decreased 2% and 5% as a percentage of revenue for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.

Other operating income of $8.5 million for the three and nine months ended September 30, 2003 resulted from the sale of trade accounts receivable from a cable operator in bankruptcy for which a reserve had previously been recorded.

Depreciation and amortization expense increased $3.8 million (23%) and $10.9 million (21%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  The net increase resulted primarily from additional amortization expense related to acquired intangibles and higher depreciation expense resulting from new assets placed in service.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.  See Note 1 of the condensed consolidated financial statements for a discussion regarding the restatement of the 2002 financial statements.

	Three Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$107,780	100%	$116,738	100%
Technical and operating expenses	60,500	56	66,290	57
Selling, general and administrative expenses	31,275	29	35,393	30
Other operating income	(497)	—	—	—
Depreciation and amortization	12,262	11	15,681	13
Operating income (loss)	$4,240	4%	$(626)	—%

	Nine Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$449,380	100%	$477,639	100%
Technical and operating expenses	313,289	70	296,711	62
Selling, general and administrative expenses	100,298	22	99,340	21
Other operating income	(497)	—	—	—
Restructuring charges	3,696	1	550	—
Depreciation and amortization	39,457	9	44,382	9
Operating income (loss)	$(6,863)	(2)%	$36,656	8%

Revenues for the three and nine months ended September 30, 2003 declined $9.0 million (8%) and $28.3 million (6%), respectively, as compared to revenues for the comparable periods in 2002.  These declines were largely driven by lower revenues at MSG Networks, as well as fewer events at Madison Square Garden and fewer corporate facility rentals.  The lower revenues at MSG Networks, for both the three and nine month periods, reflect a decline in advertising revenues.  Lower affiliate fees contributed to the nine month period decline at MSG Networks due primarily to lower subscriber volume; whereas affiliate fees for the three months ended September 30, 2003 were relatively flat versus the comparable period in the prior year.  In addition, lower revenues in the nine month period reflect a decline in Knicks revenues as a result of the team’s share of lower league-wide television revenue and lower average Knicks paid attendance.  These unfavorable results in the nine month period were partially offset by an award show which took place in the Arena at Madison Square Garden in the first quarter of 2003 with no comparable event in 2002 and the impact of January 2003 performances of the Company’s Christmas Spectacular show at Radio City Music Hall (performances were canceled in January 2002 as a result of a decline in New York City tourism following the September 11th tragedy).

Technical and operating expenses for the three months ended September 30, 2003 declined $5.8 million (9%) as compared to the same 2002 period.  This decline is primarily attributable to the absence of costs for the corporate facility rental discussed above, fewer events at MSG, as well as lower theatrical development costs, partially offset by the write-off of a player contract recorded in the third quarter of 2003.  Technical and operating expenses for the nine months ended September 30, 2003 increased $16.6 million (6%) over the same 2002 period, reflecting the impact of adjustments made to luxury tax accruals payable to the National Basketball Association (“NBA”).  In the second quarter of 2002 MSG recorded a credit reflecting the reversal of provisions recorded in prior periods for luxury tax expense as the NBA announced that there would be no luxury tax assessment for the 2001/2002 season.  In the first quarter of 2003 MSG recorded a credit reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury.  The NBA has now ruled that this player’s salary would be excluded from the luxury tax calculation for the 2002/2003 season.  Excluding the impact of these luxury tax adjustments, technical and operating expenses for the nine months ended September 30, 2003 increased $1.0 million compared to the same 2002 period.  These results reflect the unfavorable impact of higher team compensation, including the player contract write-off recorded in the third quarter of 2003, a provision for anticipated luxury tax relating to the active roster for the Knicks 2002/2003 season, an increase in costs associated with the award show mentioned above and January 2003 performances of the Company’s Christmas Spectacular show.  These unfavorable results were partially offset by the absence of the costs for the corporate facility rental discussed above, fewer events at MSG, as well as lower theatrical development costs.

Selling, general and administrative expenses for the three months ended September 30, 2003 decreased $4.1 million (12%) as compared to the same 2002 period primarily due to a $1.0 million decline in Madison Square Garden’s proportionate share of expense related to Cablevision’s employee stock plan, lower provisions for sales commissions, as well as other general cost savings.  Selling, general and administrative expenses for the nine months ended September 30, 2003 increased $1.0 million (1%) as compared to the same 2002 period primarily driven by a $9.5 million increase in Madison Square Garden’s proportionate share of expense related to Cablevision’s employee stock plan, partially offset by lower provisions for bonuses and sales commissions, as well as other general cost savings.

Other operating income of $0.5 million for the three and nine months ended September 30, 2003 resulted from the sale of trade accounts receivable from a cable operator in bankruptcy for which a reserve had previously been recorded.

Restructuring charges of $3.7 million in 2003 represent severance costs associated with the elimination of certain staff positions in the second quarter of 2003.  Restructuring charges of $0.5 million in 2002 represent an additional charge recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions in 2001.

Depreciation and amortization expense for the three and nine months ended September 30, 2003 decreased $3.4 million (22%) and $4.9 million (11%) as compared to the same 2002 periods due primarily to lower amortization expense.

Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $278.9 million for the nine months ended September 30, 2003 compared to $131.5 million for the nine months ended September 30, 2002. The 2003 net cash provided by operating activities consisted primarily of a net increase in cash of $302.3 million resulting from net income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash of $23.4 million resulting from changes in assets and liabilities.

The 2002 net cash provided by operating activities consisted primarily of a net increase in cash of $396.7 million resulting from net income before depreciation, amortization and other non-cash items, partially offset by a decrease in cash resulting from changes in assets and liabilities of $265.2 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2003 was $458.5 million compared to $848.9 million for the nine months ended September 30, 2002.  The 2003 investing activities consisted of $661.9 million of capital expenditures and $250.4 million of payments for acquisitions, partially offset by net cash distributions from equity investees of $445.4 million and other net cash proceeds aggregating $8.4 million.

The 2002 investing activities consisted of $819.5 million of capital expenditures and other net cash payments of $29.4 million.

Financing Activities

Net cash provided by financing activities amounted to $338.2 million for the nine months ended September 30, 2003 compared to $938.1 million for the nine months ended September 30, 2002. In 2003, the Company’s financing activities consisted primarily of proceeds from collateralized indebtedness of $330.7 million and proceeds from issuance of preferred stock of $75.0 million, partially offset by net repayments of bank debt of $43.2 million and other net cash payments of $24.3 million.

In 2002, the Company’s financing activities consisted primarily of net proceeds from bank debt of $1,027.0 million, partially offset by net repayments of collateralized indebtedness of $54.8 million and other net cash payments of $34.1 million.

Discontinued Operations

The net effect of discontinued operations on cash was $32.3 million for the nine months ended September 30, 2003 compared to $22.5 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Overview

We have no operations independent of our subsidiaries, no borrowings (other than a promissory note issued to MGM, discussed below) and no public securities outstanding other than our Cablevision NY Group Class A and Cablevision NY Group Class B common stock.  Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined) and to our Rainbow and Madison Square Garden business segments.

The Restricted Group, which consists of our cable television (including our digital cable television operations subsidiaries, effective September 1, 2003) and high-speed consumer data operations, as well as our commercial telephone and modem operations throughout the New York metropolitan area, is our principal borrower.  The Restricted Group has historically raised funds through the issuance of public securities, including senior and subordinated debt and preferred stock issuances, as well as through borrowings under its bank credit facility.  The Restricted Group currently funds the requirements of the Telecommunications Services segment,

Rainbow DBS, and certain other general corporate requirements.  The Restricted Group may also, from time to time, make other investments as permitted under its credit facility.

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

The following table summarizes our outstanding debt, present value of capital leases, redeemable preferred stock and exchangeable preferred stock as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2003:

	Restricted Group	Other Entities	Total
	(dollars in thousands)
Senior Debt:
Restricted Group bank debt	$1,567,000	$—	$1,567,000
Rainbow bank debt and capital leases	—	334,599	334,599
MSG bank debt and capital leases	—	162,500	162,500
Other senior debt and capital leases	12,996	49,002	61,998
Notes payable	—	242,500	242,500
Senior notes and debentures	3,692,467	—	3,692,467
Collateralized indebtedness relating to stock monetization	—	1,604,110	1,604,110
Subordinated notes and debentures	599,184	—	599,184
Total debt	5,871,647	2,392,711	8,264,358
Redeemable preferred stock of CSC Holdings	1,544,294	—	1,544,294
Exchangeable participating preferred stock of CSC Holdings	80,001	—	80,001
Total debt and preferred stock	$7,495,942	$2,392,711	$9,888,653
Interest expense	$359,704	$75,695	$435,399
Capital expenditures	$588,634	$73,303	$661,937

Recent Events

Spin off of Satellite Service and Three Rainbow Media National Entertainment Services

In October 2003, we announced that our board of directors had approved an amended plan to spin off our recently launched satellite service, Rainbow DBS, along with three of Rainbow Media Holdings’ national entertainment services – AMC, The Independent Film Channel and WE: Women’s Entertainment, their subsidiaries, and certain other Rainbow businesses.  Completion of the spin off is subject to a number of conditions, including the refinancing of the existing Rainbow credit facilities (which is expected to provide funding for the DBS business as well as refinance all then existing Rainbow indebtedness, including the $250 million note issued to MGM described below), receipt of a tax ruling from the Internal Revenue Service (“IRS”), and the filing and effectiveness of a Form 10 with the Securities and Exchange Commission.  We expect to file the Form 10 as early as possible in 2004 after the completion of the Wilmer, Cutler & Pickering investigation and after the preparation of the necessary financial statements of the spun off entity and the reports thereon by the Company’s independent accountants.  We expect to complete the spin off after the IRS ruling is received and the Form 10 is declared effective.  In anticipation of the spin off, beginning January 1, 2004, we intend to reorganize and operate these businesses as a distinct unit within the Company, reflecting the proposed spin off structure.  Beginning at that time, we further expect that this unit effectively will be funded based on the cash flow and borrowing capacity of its assets.

Quadrangle Exercise of Put Option

In October 2003, Quadrangle Capital Partners LP exercised its “put option” to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock.  We have 60 days from the date of the exercise notice to decide to pay the put price in cash or registered equity securities of Cablevision and, after making that election, we have an additional 30 days to pay if we elect to pay in cash and an additional 4 months to pay if we elect to pay in securities of Cablevision.

Repurchase of MGM’s 20% Interest in Rainbow National Services

In July 2003, we repurchased MGM’s 20% interest in each of AMC, The Independent Film Channel and WE: Women’s Entertainment for an aggregate purchase price of $500 million, comprised of $250 million in cash paid at closing and a $250 million promissory note issued by Cablevision maturing in December 2003 which requires monthly principal payments of $2.5 million in cash prior to maturity.  The purchase was effected by certain unrestricted subsidiaries of CSC Holdings with advances from AMC and Rainbow Media Holdings from cash and available bank borrowings.  Payment of the $250 million note at maturity may be in cash or Cablevision NY Group Class A common stock, at our election.  We expect to repay the note in cash with proceeds from a new term loan at Rainbow Media Holdings and have obtained funding commitments in an aggregate amount of $400 million from three financial institutions to provide such funding – see discussion below under “Rainbow Media Holdings”.

Northcoast Communications

In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash.  Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company, which owns a 49.9% interest in Northcoast Communications.  The Company’s share of the proceeds was approximately $651.0 million, of which $60.0 million is being held in an escrow fund to provide for any post-closing adjustments and any potential indemnification claims.  All of the funds the Company received were used to repay bank debt under the Restricted Group credit facility.  Approximately $30.0 million of the escrow fund is expected to be released to the Company by the end of November 2003.

Leapfrog Monetization

In April 2003, we monetized 800,000 shares of Leapfrog common stock, acquired through an investment in convertible preferred stock of Leapfrog made in March 2001, through a prepaid forward contract, collateralized by an equivalent amount of the underlying stock.  The contract sets a floor and ceiling on the Company’s participation in the changes in the underlying stock price and at maturity is expected to offset negative changes in the fair value of Leapfrog stock, while allowing for certain upside appreciation potential to the ceiling price.  At maturity, the contract provides for the option to deliver cash or shares of Leapfrog stock, with a value determined by reference to the stock price at maturity.  Cash proceeds, net of prepaid interest, of $16.7 million were utilized to repay outstanding borrowings under the Restricted Group’s credit facility.  The monetization contract is an obligation of an unrestricted subsidiary of CSC Holdings.

Restricted Group

As of September 30, 2003, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations, including our digital cable operating subsidiaries, which encompassed approximately 2.95 million subscribers; our consumer high-speed data operations, which encompassed approximately 984,800 subscribers; and the commercial telephone and modem operations of Lightpath throughout the New York metropolitan area.

The Restricted Group’s primary sources of liquidity have been cash flow from operations, its bank credit facility and its access to the capital markets as evidenced by its outstanding senior and senior subordinated debt and preferred stock issuances and proceeds from asset sales.  In addition, in March 2003, the Restricted Group received $200.0 million in cash from Rainbow Media Holdings, $150.0 million of which was repaid as of July 2003.  The remaining $50.0 million was reflected as a distribution and is not expected to be repaid.

Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks.  The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004 and 6.25 times cash flow through March 31, 2005.  As of November 21, 2003, the Restricted Group had outstanding borrowings under its credit facility of $1,669.0 million and outstanding letters of credit of $46.2 million, resulting in undrawn revolver commitments of $684.8 million.  The Restricted Group’s revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Restricted Group’s plant upgrades and capital requirements associated with the roll-out of its new services such as digital video and Voice Over Internet Protocol, as well as the start-up losses associated with the new Voice Over Internet Protocol product, create a net funding requirement.  In addition, we expect that the Restricted Group will fund certain expenditures relating to the Rainbow DBS service, related infrastructure, and development of programming content expected to total approximately $262 million in 2003.  We currently expect that the net funding and investment requirements of the Restricted Group, including the funding requirements of Rainbow DBS for 2003, will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these, as well as its other requirements, including an estimated amount for the Series A Preferred Stock redemption, to the extent we elect to settle in cash, through 2004.

Any significant additional investments or funding requirements of the Restricted Group may require additional funding.  The status of the Wilmer Cutler & Pickering investigation and the inability of the Company’s independent accountants to complete their SAS 100 reviews of the Company’s quarterly financial statements will affect the Company’s ability to obtain such additional financing in the public capital markets.

The Restricted Group’s future access to the public debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In July 2003, Moody’s placed the Company’s credit ratings on negative outlook and Standard & Poor’s placed the Company’s credit ratings on credit watch with negative implications; in October 2003, both agencies reaffirmed the ratings and the outlooks for CSC Holdings, and Moody’s placed the ratings for the Rainbow Media Holdings and AMC/The Independent Film Channel/WE bank credit facilities on watch for a potential downgrade.  Any downgrade to the CSC Holdings credit ratings by either rating agency would increase the Restricted Group’s interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

Financing for Rainbow Media Holdings, which currently consists primarily of our interest in four nationally distributed entertainment programming networks (AMC, The Independent Film Channel, WE: Women’s Entertainment, and Fuse (formerly MuchMusic USA)), interests in certain regional sports networks, regional news operations, and Mag Rack, has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners.  Rainbow Media Holdings is currently funded through cash from operations and a $299.7 million credit facility made available to Rainbow Media Holdings and a $74.9 million credit facility made available to AMC, The Independent Film Channel and WE.

The Rainbow Media Holdings credit facility is a $299.7 million credit facility consisting of a $160 million revolver and a $139.7 million term loan maturing March 31, 2008 and March 31, 2009, respectively.  The facility requires commitment reductions beginning in June 2005 and amortization payments beginning in September 2003 and permits maximum senior leverage of 3.25 times cash flow (as defined, based on the combined cash flows of AMC, The Independent Film Channel and WE) through March 31, 2005 and maximum total leverage of 5.50 times cash flow through September 30, 2004.  As of November 21, 2003, Rainbow Media Holdings had outstanding borrowings under its credit facility of $285.7 million and outstanding letters of credit of $2.0 million, resulting in undrawn commitments of $12.0 million.  The Rainbow Media Holdings credit facility contains certain covenants that may limit Rainbow Media Holdings’ ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds, and permits investments by Rainbow Media Holdings, subject to certain limitations, in other entities which may include the Restricted Group. The facility also permits distributions to CSC Holdings, subject to certain limitations. Proceeds from the Rainbow Media Holdings facility are not permitted to be invested in AMC, The Independent Film Channel or WE.

The combined AMC, The Independent Film Channel and WE credit facility is a $74.9 million credit facility, consisting of a $40 million revolver and a $34.9 million term loan, maturing March 31, 2008 and March 31, 2009, respectively.  The facility requires commitment reductions beginning in June of 2005 and amortization payments beginning in September 2003 and permits maximum total leverage of 2.0 times cash flow (as defined, based on the combined cash flow of AMC, The Independent Film Channel and WE) through maturity.  As of November 21, 2003, the $34.9 million term loan was fully drawn with $40 million in undrawn funds available under the revolver.  The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE’s ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

On November 11, 2003, the Company announced it would restate its previously reported financial statements for the first and second quarters of 2003 and that as a result of such restatement it would seek a waiver of any potential default or event of default under its Rainbow Media Holdings and AMC/The Independent Film Channel/WE credit facilities.  Such waiver was obtained from bank lenders in November 2003.

We have obtained funding commitments totaling $400 million from three financial institutions to provide a $400 million increase to the term loan component of the Rainbow Media Holdings credit facility and are currently arranging syndication of the loan.  Closing and funding of the new term loan is dependent on certain closing conditions, including the approval of 50.1% of the lenders of certain amendments to the existing credit facilities.  Proceeds of the term loan will be distributed (i) to Cablevision to repay the $250 million MGM note maturing in December 2003, and (ii) to CSC Holdings to provide temporary additional liquidity.  The amounts distributed to CSC Holdings as additional liquidity are expected to be returned to Rainbow to fund Rainbow DBS beginning in 2004.  Effective with the closing of the amendment, CSC Holdings will contribute the 20% interest in AMC, The Independent Film Channel and WE held outside of Rainbow Media Holdings to Rainbow Media Holdings, and the existing AMC/The Independent Film Channel/WE credit facility will be combined with the Rainbow Media Holdings credit facility.  The resulting facility with Rainbow Media Holdings as the borrower will be $775 million in total, comprised of a $200 million revolver and a $575 million term loan, secured by Rainbow Media Holdings’ 100% ownership interest in AMC, The Independent Film Channel, and WE and guaranteed by AMC, The Independent Film Channel and WE.  The facility is expected to permit maximum senior leverage of 4.5 times cash flow (as defined) through June 2004 and the permitted total leverage, amortization and final maturity of the facilities are expected to remain unchanged.  We expect to obtain approval of the necessary amendments and close on the $400 million term loan in the fourth quarter of 2003; however, no assurances as to our ability to obtain the amendment or meet the conditions to funding of the loan can be provided.

Currently AMC, The Independent Film Channel and WE partnerships generate net free cash flow; however, certain of Rainbow Media Holdings’ operations, including regional news and the developmental activities of certain of Rainbow Media Holdings’ businesses, including projected investments in new programming content and services such as the video on demand programming services being developed, including the Mag Rack service, require funding.  Such funding may be obtained through cash generated from other Rainbow Media Holdings operations or through borrowings under the existing Rainbow Media Holdings credit facility.  We believe we have sufficient availability from cash from operations and committed credit facilities to fund Rainbow Media Holdings’ cash requirements through 2004.  In addition, as discussed under “Recent Events,” beginning January 1, 2004, we intend to reorganize and operate the Rainbow programming and Rainbow DBS businesses to be included in the spin off as a distinct unit within Cablevision, with the unit effectively being funded by the cash flow and borrowing capacity of its assets.  As a result, Rainbow Media Holdings is expected to fund the requirements of certain programming development activity as well as the requirements of Rainbow DBS.  We believe that Rainbow Media Holdings, assuming it obtains the $400 million increase to its term loan, is expected to have sufficient capacity from its available sources of liquidity to fund Rainbow DBS requirements through mid – 2004.  Funding requirements beyond that date would need to be provided from new financing arrangements that would be entered into by the spun off entity or by Rainbow Media Holdings, if the spin off can not be completed by that time.  However, no assurances as to the ability of the spun off entity or Rainbow Media Holdings to raise any new financing can be provided.  If such funding could not be obtained, we would have to consider several options, including: revisions to or cancellation of the spin off plan, reductions to the Rainbow DBS funding requirements, asset sales, the sale of interests in Rainbow DBS, or obtaining funding from the Restricted Group.

In January 2003, Fox Sports Networks exercised its right to put its 50% interest in Fox Sports Net Chicago and Fox Sports Net Bay Area to Regional Programming Partners.  In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110.0 million purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Bay Area and a $40.0 million purchase price for its 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of the respective subsidiaries of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased.  The transaction is expected to close in the fourth quarter of 2003.

Rainbow Media Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In October 2003, Moody’s placed the ratings for the Rainbow Media Holdings and AMC/The Independent Film Channel/WE bank credit facilities on watch for a potential downgrade.  Any downgrade to the Rainbow Media Holdings credit ratings by either rating agency would increase Rainbow Media Holdings’ interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Madison Square Garden

Madison Square Garden’s primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility.  This facility matures on December 31, 2004, has no interim commitment reductions, and permits a maximum leverage of 4.25 times cash flow (as defined in the credit facility) through maturity.  As of November 21, 2003, Madison Square Garden had outstanding debt and letters of credit of $120 million and $10.8 million, respectively, under this facility, resulting in undrawn funds of $369.2 million.  Madison Square Garden’s revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios and restricting the permitted use of borrowed funds.

Given the anticipated levels of cash flow from operations and capital spending and the effect of certain player transactions, Madison Square Garden is likely to require an amendment to certain financial covenants under its bank credit facility prior to the end of the first quarter of 2004.  In addition, a refinancing of the existing credit facility at its December 31, 2004 maturity, or an extension of such maturity, will be required.  There can be no assurances that the amendment can be obtained and, further, no assurance that a refinancing of this facility at maturity can be obtained on acceptable terms or at all.  If such amendment, refinancing, and or extension cannot be obtained, Madison Square Garden will need to seek funding from Regional Programming Partners, which in turn, may need to obtain funding from its partners - Rainbow Media Holdings (60%) and - Fox Sports Networks (40%).

Commitments and Contingencies

Restricted Group

The Restricted Group’s letters of credit outstanding as of September 30, 2003 totaled $37.1 million, a decrease of $25.6 million from the amount reported in our Annual Report on Form 10-K as of December 31, 2002.  The decrease is primarily attributable to a reduction in the letters of credit provided in support of Cablevision Electronics due to drawings under, and cancellations of, the letters of credit by the respective beneficiaries.

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

As of September 30, 2003, the notional value of all such contracts was $1,000 million and the fair value of these derivative contracts was $2.0 million, a net liability position.  For the nine months ended September 30, 2003, we recorded a net loss on interest swap contracts of $6.7 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of September 30, 2003, a net liability position	$(2,022)
Less: fair market value as of December 31, 2002	(3,525)
Change in fair market value, net	1,503
Plus: realized loss from cash interest expense	(8,199)

Net loss on interest rate swap contracts	$(6,696)

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, AT&T Wireless, Charter Communications, General Electric, Adelphia Communications and Leapfrog common stock.  These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential.  In the event of an early termination of such contracts, however, we would be obligated to repay the fair value of the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of September 30, 2003:

	AT&T	Comcast	AT&T Wireless	Charter	General Electric	Adelphia	Total*
Collateralized indebtedness (carrying value)	$(290.5)	$(468.8)	$(222.0)	$(251.8)	$(314.0)	$(39.9)	$(1,587.0)

Collateralized indebtedness (fair value estimate)	$(313.8)	$(506.4)	$(239.1)	$(266.2)	$(318.6)	$(39.9)	$(1,684.0)
Derivative contract	136.4	112.3	129.1	192.3	(49.0)	38.2	559.3
Investment securities pledged as collateral	190.8	441.3	116.5	46.0	379.8	—	1,174.4
Net excess (shortfall)	13.4	47.2	6.5	(27.9)	12.2	(1.7)	49.7
Value of prepaid swaps with cross-termination rights	(9.4)	(15.8)	(8.8)	—	—	—	(34.0)
Net excess (shortfall) including prepaid swaps	$4.0	$31.4	$(2.3)	$(27.9)	$12.2	$(1.7)	$15.7

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

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of September 30, 2003, the fair value of our equity derivative contracts was $549.1 million, a net receivable position.  For the nine months ended September 30, 2003, we recorded a net unrealized loss on all outstanding equity derivative contracts of $155.9 million attributable to changes in market conditions during the period.  We also recorded an unrealized gain on our holdings of the underlying stocks of $222.2 million for the nine months ended September 30, 2003, as shown in the following table:

Fair Market Value of Equity Derivative Contracts

(dollars in thousands)

Fair market value as of September 30, 2003	$549,136
Less: fair market value at December 31, 2002	705,020
Unrealized loss due to changes in prevailing market conditions, net	$(155,884)

Unrealized gain on underlying stock positions due to changes in prevailing market conditions, net	$222,223

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

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of September 30, 2003, the fair value of our prepaid interest rate derivative contracts was $66.9 million, a net liability position.  For the nine months ended September 30, 2003, we recorded a net gain on such derivative contracts of $20.4 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of September 30, 2003	$(66,932)
Less: fair market value at December 31, 2002	(102,819)
Unrealized gain due to changes in prevailing market conditions, net	35,887
Plus: realized loss resulting from net cash payments	(15,518)

Net gain on prepaid interest rate swap contracts	$20,369

In connection with the issuance of the Series A Exchangeable Participating Preferred Stock of CSC Holdings, we entered into an agreement with Quadrangle Capital Partners LP which grants Quadrangle the right to require us to purchase the preferred stock beginning in the third quarter of 2003 (“put option”) for cash or through the issuance of our registered equity securities at our option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.  The change in the fair value of

$23.6 million for the nine months ended September 30, 2003 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

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

In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash.  Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.  Our share of the proceeds was approximately $651.0 million, of which $60.0 million is being held in an escrow fund to provide for any post-closing adjustments and any potential indemnification claims.  All of the funds we received were used to repay bank debt under our Restricted Group credit facility.  Approximately $30.0 million of the escrow fund is expected to be released to the Company by the end of November 2003.

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

Cleveland Financing

Vendor financing for Northcoast Communications’ Cleveland operation consists of a $75 million credit facility at Cleveland PCS, LLC.  This facility has no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of September 30, 2003, had an outstanding balance of $2.4 million.  As of September 30, 2003, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  The effective date of FIN 46 has been delayed to the first interim or annual reporting period beginning after

December 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s financial condition or results of operations for entities created after January 31, 2003.  The Company is still evaluating the impact of adopting FIN 46 for entities created prior to February 1, 2003.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2003	December 31, 2002
		(Restated)
ASSETS

Current Assets:

Cash and cash equivalents	$252,304	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $54,133 and $57,860)	298,781	286,335
Notes and other receivables, current	74,151	78,010
Inventory, prepaid expenses and other current assets	100,740	75,638
Feature film inventory, net	71,611	66,617
Assets held for sale	—	66,733
Advances to affiliates	69,069	178,491
Total current assets	866,656	877,764

Property, plant and equipment, net	4,606,857	4,665,825
Investments in affiliates	52,403	60,049
Investment securities	27	310,336
Investment securities pledged as collateral	1,204,841	662,274
Other investments	3,028	17,514
Notes and other receivables	87,150	96,945
Derivative contracts	608,380	705,020
Other assets	45,861	46,276
Long-term feature film inventory, net	198,218	232,221
Deferred carriage fees, net	121,652	139,578
Franchises, net of accumulated amortization of $2,363 and $1,208	735,308	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $327,200 and $278,466	574,953	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $23,191 and $18,448	1,637,073	1,558,221
Deferred financing, acquisition and other costs, net of accumulated amortization of $57,692 and $46,007	88,661	100,101
	$10,831,068	$10,500,278

See accompanying notes to
condensed consolidated financial statements.

	September 30, 2003	December 31, 2002
		(Restated)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$314,750	$436,955
Accrued liabilities	756,315	858,968
Accounts payable to affiliates	11,696	70,659
Deferred revenue, current	151,337	113,402
Feature film and contract obligations	65,444	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	25,593	1,395
Current portion of bank debt	350	5,768
Current portion of capital lease obligations	15,624	14,977
Total current liabilities	1,341,109	1,660,059

Feature film and contract obligations, long-term	183,463	229,431
Deferred revenue	16,958	17,479
Deferred tax liability	280,429	182,635
Liabilities under derivative contracts	126,177	104,949
Other long-term liabilities	215,871	225,519
Bank debt, long-term	2,042,213	2,080,000
Collateralized indebtedness	1,604,110	1,234,106
Senior notes and debentures	3,692,467	3,691,772
Subordinated notes and debentures	599,184	599,128
Capital lease obligations, long-term	67,910	71,231
Series H Redeemable Exchangeable Preferred Stock	434,181	—
Series M Redeemable Exchangeable Preferred Stock	1,110,113	—
Minority interests	570,935	626,585
Total liabilities	12,285,120	10,722,894

Series H Redeemable Exchangeable Preferred Stock	—	434,181

Series M Redeemable Exchangeable Preferred Stock	—	1,110,113

Series A Exchangeable Participating Preferred Stock	80,001	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,258,056 and 5,000,000 shares issued	53	50
Paid-in capital	1,061,103	740,493

Accumulated deficit	(2,593,419)	(2,505,663)
	(1,532,263)	(1,765,120)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholder’s deficiency	(1,534,053)	(1,766,910)
	$10,831,068	$10,500,278

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)

Revenues, net	$975,766	$872,387	$2,949,864	$2,702,961

Operating expenses:
Technical and operating	416,677	376,998	1,320,132	1,223,416
Selling, general and administrative	255,775	203,197	756,613	637,009
Other operating income	(9,036)	—	(9,036)	—
Restructuring charges	8,004	72,021	11,423	76,486
Depreciation and amortization	282,013	214,348	785,048	641,767
	953,433	866,564	2,864,180	2,578,678
Operating income	22,333	5,823	85,684	124,283

Other income (expense):
Interest expense	(171,496)	(129,779)	(435,399)	(383,365)
Interest income	4,051	7,526	17,879	22,097
Equity in net income (loss) of affiliates	(2,918)	(6,568)	437,780	(28,840)
Loss on sale of cable assets	(13,644)	—	(13,644)	—
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	52,810	3,798	220,902	(921,803)
Gain (loss) on derivative contracts, net	(39,531)	126,162	(165,782)	944,237
Loss on extinguishment of debt	—	—	—	(17,237)
Minority interests	(13,687)	(4,947)	(36,077)	(28,463)
Miscellaneous, net	(115)	(514)	(2,307)	(1,662)
	(184,530)	(4,322)	23,352	(415,656)
Income (loss) from continuing operations before income taxes and dividend requirements	(162,197)	1,501	109,036	(291,373)
Income tax (expense) benefit	50,354	11,931	(91,140)	63,435
Income (loss) from continuing operations before dividend requirements	(111,843)	13,432	17,896	(227,938)
Dividend requirements applicable to preferred stock	(1,951)	(43,629)	(92,260)	(130,887)
Loss from continuing operations	(113,794)	(30,197)	(74,364)	(358,825)
Income (loss) from discontinued operations, net of taxes (including loss of $6,292 on sale of the retail electronics business in the nine months ended September 30, 2003)	8,316	(51,547)	(13,392)	(74,489)
Net loss applicable to common shareholder	$(105,478)	$(81,744)	$(87,756)	$(433,314)

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002
		(Restated)
Cash flows from operating activities:
Income (loss) from continuing operations before dividend requirements	$17,896	$(227,938)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	785,048	641,767
Equity in net (income) loss of affiliates	(437,780)	28,840
Minority interests	36,077	28,463
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on investments, net	(220,902)	921,803
Unrealized loss (gain) on derivative contracts	142,064	(679,981)
Realized gain on derivative contracts	—	(256,576)
Loss on extinguishment of debt	—	17,237
Amortization of deferred financing, discounts on indebtedness and other deferred costs	51,974	51,973
Tax benefit from exercise of stock options	1,073	1,418
Restricted stock charges	16,330	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(84,441)	(263,017)
Net cash provided by operating activities	307,339	264,609
Cash flows from investing activities:
Capital expenditures	(661,937)	(819,547)
Payments for acquisitions, net of cash acquired	(250,406)	—
Proceeds from sale of equipment, net of costs of disposal	7,090	(2,330)
Decrease in investment securities and other investments	3,105	1,204
Additions to intangible assets	(1,750)	(359)
Decrease (increase) in investments in affiliates, net	445,426	(27,879)
Net cash used in investing activities	(458,472)	(848,911)

Cash flows from financing activities:
Proceeds from bank debt	1,314,082	1,357,507
Repayment of bank debt	(1,357,287)	(330,481)
Net proceeds from (repayment of) collateralized indebtedness	330,728	(54,813)
Preferred stock dividends	(87,259)	(130,887)
Capital contribution from Cablevision	53,210	—
Payments on capital lease obligations and other debt	(12,677)	(20,918)
Additions to deferred financing and other costs	(6,016)	(15,449)
Issuance of preferred stock	75,000	—
Net cash provided by financing activities	309,781	804,959
Net increase in cash and cash equivalents from continuing operations	158,648	220,657
Net effect of discontinued operations on cash and cash equivalents	(32,284)	(22,511)
Cash and cash equivalents at beginning of year	125,940	107,990
Cash and cash equivalents at end of period	$252,304	$306,136

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share information)

(Unaudited)

NOTE 1.                              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CSC Holdings, Inc. and its majority owned subsidiaries (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (see discussion below).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Restatement of condensed consolidated financial statements

On November 11, 2003, the Company announced that, as a result of information obtained in connection with the ongoing Wilmer, Cutler & Pickering investigation into improperly recognized expenses resulting from inappropriately accelerating the recognition of certain costs (see discussion below), it would restate its previously reported quarterly financial statements to reflect the expenses in the appropriate period.

The following table sets forth condensed consolidated balance sheets for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of June 30, 2003, March 31, 2003 and December 31, 2002:

	June 30, 2003		March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS

Current Assets:

Cash and cash equivalents	$293,028	$293,028	$223,158	$223,158	$125,940	$125,940
Accounts receivable trade	301,223	301,223	290,394	290,394	286,335	286,335
Notes and other receivables, current	64,422	64,422	68,593	68,593	78,010	78,010
Inventory, prepaid expenses and other current assets	67,763	71,529	60,097	66,581	65,102	75,638
Feature film inventory, net	70,734	70,734	67,931	67,931	66,617	66,617
Assets held for sale	—	—	47,964	47,964	66,733	66,733
Advances to affiliates	132,341	132,341	285,152	285,152	178,491	178,491
Total current assets	929,511	933,277	1,043,289	1,049,773	867,228	877,764

Property, plant and equipment, net	4,616,844	4,617,402	4,551,063	4,551,679	4,666,307	4,665,825
Investments in affiliates	53,407	53,474	55,536	55,711	59,726	60,049
Investment securities	23	23	27	27	310,336	310,336
Investment securities pledged as collateral	1,152,038	1,152,038	980,969	980,969	662,274	662,274
Other investments	2,965	2,965	22,741	22,741	17,514	17,514
Notes and other receivables	88,095	88,095	87,810	87,810	96,945	96,945
Derivative contracts	642,972	642,972	722,955	722,955	705,020	705,020
Other assets	45,532	45,532	44,840	44,840	46,276	46,276
Long-term feature film inventory, net	213,746	213,746	220,994	220,994	232,221	232,221
Deferred carriage fees, net	125,942	125,942	130,685	130,685	139,578	139,578
Franchises, net	735,489	735,489	735,685	735,685	732,401	732,401
Affiliation, broadcast and other agreements, net	266,959	266,959	281,230	281,230	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,554,449	1,554,941	1,544,226	1,544,718	1,556,573	1,558,221
Deferred financing, acquisition and other costs, net	91,736	91,736	95,922	95,922	100,101	100,101
	$10,519,708	$10,524,591	$10,517,972	$10,525,739	$10,488,253	$10,500,278

	June 30, 2003		March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$328,565	$328,422	$325,337	$324,944	$438,449	$436,955
Accrued liabilities	776,419	774,606	806,166	803,327	863,717	858,968
Accounts payable to affiliates	15,589	15,589	11,088	11,088	70,659	70,659
Deferred revenue, current	59,210	59,210	64,193	64,193	113,402	113,402
Feature film and contract obligations	67,777	67,777	46,486	46,486	72,310	72,310
Liabilities held for sale	—	—	14,463	14,463	85,625	85,625
Liabilities under derivative contracts	41,286	41,286	31,571	31,571	1,395	1,395
Current portion of bank debt	11,893	11,893	350	350	5,768	5,768
Current portion of capital lease obligations	14,803	14,803	14,367	14,367	14,977	14,977
Total current liabilities	1,315,542	1,313,586	1,314,021	1,310,789	1,666,302	1,660,059

Feature film and contract obligations, long-term	194,996	194,996	227,668	227,668	229,431	229,431
Deferred revenue	16,361	16,361	17,046	17,046	17,479	17,479
Deferred tax liability	343,257	345,538	167,337	171,097	176,655	182,635
Liabilities under derivative contracts	111,626	111,626	96,920	96,920	104,949	104,949
Other long-term liabilities	222,142	222,142	211,942	211,942	225,519	225,519
Bank debt, long-term	1,736,150	1,736,150	2,081,650	2,081,650	2,080,000	2,080,000
Collateralized indebtedness	1,590,782	1,590,782	1,560,960	1,560,960	1,234,106	1,234,106
Senior notes and debentures	3,692,236	3,692,236	3,692,004	3,692,004	3,691,772	3,691,772
Subordinated notes and debentures	599,165	599,165	599,147	599,147	599,128	599,128
Capital lease obligations, long-term	68,494	68,494	69,035	69,035	71,231	71,231
Total liabilities	9,890,751	9,891,076	10,037,730	10,038,258	10,096,572	10,096,309

Minority interests	636,960	637,908	625,771	627,356	623,897	626,585

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181	434,181	434,181	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113	1,110,113	1,110,113	1,110,113	1,110,113

Series A Exchangeable Participating Preferred Stock	78,049	78,049	76,146	76,146	—	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock	—	—	—	—	—	—
Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—
8% Series D Cumulative Preferred Stock	—	—	—	—	—	—
Common Stock	50	50	50	50	50	50
Paid-in capital	862,945	862,945	890,949	890,949	740,493	740,493

Accumulated deficit	(2,491,551)	(2,487,941)	(2,655,178)	(2,649,524)	(2,515,263)	(2,505,663)

	(1,628,556)	(1,624,946)	(1,764,179)	(1,758,525)	(1,774,720)	(1,765,120)
Accumulated other comprehensive loss	(1,790)	(1,790)	(1,790)	(1,790)	(1,790)	(1,790)
Total stockholder’s deficiency	(1,630,346)	(1,626,736)	(1,765,969)	(1,760,315)	(1,776,510)	(1,766,910)
	$10,519,708	$10,524,591	$10,517,972	$10,525,739	$10,488,253	$10,500,278

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$982,150	$982,364	$911,176	$911,137

Operating expenses:
Technical and operating	458,105	460,522	450,584	454,835
Selling, general and administrative	231,835	236,696	222,463	225,025
Restructuring credits	(4,464)	(4,464)	—	—
Depreciation and amortization	235,932	235,990	202,293	202,367
	921,408	928,744	875,340	882,227

Operating income	60,742	53,620	35,836	28,910

Other income (expense):
Interest expense	(129,269)	(129,269)	(122,013)	(122,013)
Interest income	6,065	6,065	3,889	3,889
Equity in net loss of affiliates	(8,034)	(8,183)	(9,702)	(9,729)
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	17,429	17,429	(418,450)	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	(10,708)	295,539	295,539
Minority interests	(11,873)	(10,768)	(284)	1,807
Miscellaneous, net	(19,874)	(19,874)	(4,686)	(4,686)
	(156,264)	(155,308)	(256,327)	(254,263)

Loss from continuing operations before income taxes and dividend requirements	(95,522)	(101,688)	(220,491)	(225,353)

Income tax benefit	20,840	23,060	27,465	32,645

Loss from continuing operations before dividend requirements	(74,682)	(78,628)	(193,026)	(192,708)

Dividend requirements applicable to preferred stock	(44,776)	(44,776)	(43,629)	(43,629)

Loss from continuing operations	(119,458)	(123,404)	(236,655)	(236,337)
Loss from discontinued operations, net of taxes	(20,457)	(20,457)	(12,975)	(13,206)

Net loss applicable to common shareholder	$(139,915)	$(143,861)	$(249,630)	$(249,543)

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002		Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$973,269	$973,147	$900,197	$900,168	$1,974,006	$1,974,098	$1,830,642	$1,830,574

Operating expenses:
Technical and operating	425,319	426,938	360,647	362,314	899,419	903,455	827,602	833,520
Selling, general and administrative	260,688	262,940	213,845	219,893	493,725	500,838	438,100	446,710
Restructuring charges	7,883	7,883	4,465	4,465	3,419	3,419	4,465	4,465
Depreciation and amortization	246,340	246,398	218,641	218,715	501,713	501,829	423,418	423,566
	940,230	944,159	797,598	805,387	1,898,276	1,909,541	1,693,585	1,708,261

Operating income	33,039	28,988	102,599	94,781	75,730	64,557	137,057	122,313

Other income (expense):
Interest expense	(134,509)	(134,509)	(131,573)	(131,573)	(263,903)	(263,903)	(253,586)	(253,586)
Interest income	7,763	7,763	10,682	10,682	13,828	13,828	14,571	14,571
Equity in net income (loss) of affiliates	448,988	448,881	(12,543)	(12,543)	440,954	440,698	(22,245)	(22,272)
Write-off of deferred financing costs	—	—	—	—	—	—	(620)	(620)
Gain (loss) on investments, net	150,663	150,663	(507,151)	(507,151)	168,092	168,092	(925,601)	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	(115,543)	522,536	522,536	(126,251)	(126,251)	818,075	818,075
Loss on extinguishment of debt	—	—	(17,237)	(17,237)	—	—	(17,237)	(17,237)
Minority interests	(12,257)	(11,622)	(27,059)	(25,323)	(24,130)	(22,390)	(27,343)	(23,516)
Miscellaneous, net	(853)	(853)	(294)	(294)	(3,398)	(3,398)	(5,001)	(5,001)
	344,252	344,780	(162,639)	(160,903)	205,192	206,676	(418,987)	(415,187)

Income (loss) from continuing operations before income taxes and dividend requirements	377,291	373,768	(60,040)	(66,122)	280,922	271,233	(281,930)	(292,874)

Income tax (expense) benefit	(166,367)	(164,888)	15,992	18,271	(145,193)	(141,494)	44,045	51,504

Income (loss) from continuing operations before dividend requirements	210,924	208,880	(44,048)	(47,851)	135,729	129,739	(237,885)	(241,370)

Dividend requirements applicable to preferred stock	(45,533)	(45,533)	(43,629)	(43,629)	(90,309)	(90,309)	(87,258)	(87,258)

Income (loss) from continuing operations	165,391	163,347	(87,677)	(91,480)	45,420	39,430	(325,143)	(328,628)
Loss from discontinued operations, net of taxes	(1,764)	(1,764)	(10,476)	(10,547)	(21,708)	(21,708)	(22,640)	(22,942)

Net income (loss) applicable to common shareholder	$163,627	$161,583	$(98,153)	$(102,027)	$23,712	$17,722	$(347,783)	$(351,570)

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three and nine months ended September 30, 2002:

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$872,419	$872,387	$2,703,061	$2,702,961

Operating expenses:
Technical and operating	376,110	376,998	1,216,610	1,223,416
Selling, general and administrative	199,466	203,197	624,668	637,009
Restructuring charges	72,021	72,021	76,486	76,486
Depreciation and amortization	214,273	214,348	641,544	641,767
	861,870	866,564	2,559,308	2,578,678
Operating income	10,549	5,823	143,753	124,283

Other income (expense):
Interest expense	(129,779)	(129,779)	(383,365)	(383,365)
Interest income	7,526	7,526	22,097	22,097
Equity in net loss of affiliates	(6,568)	(6,568)	(28,813)	(28,840)
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	3,798	3,798	(921,803)	(921,803)
Gain on derivative contracts, net	126,162	126,162	944,237	944,237
Loss on extinguishment of debt	—	—	(17,237)	(17,237)
Minority interests	(5,559)	(4,947)	(32,902)	(28,463)
Miscellaneous, net	(514)	(514)	(1,662)	(1,662)
	(4,934)	(4,322)	(420,068)	(415,656)
Income (loss) from continuing operations before income taxes and dividend requirements	5,615	1,501	(276,315)	(291,373)

Income tax benefit	10,001	11,931	54,046	63,435

Income (loss) from continuing operations before dividend requirements	15,616	13,432	(222,269)	(227,938)

Dividend requirements applicable to preferred stock	(43,629)	(43,629)	(130,887)	(130,887)

Loss from continuing operations	(28,013)	(30,197)	(353,156)	(358,825)
Loss from discontinued operations, net of taxes	(51,509)	(51,547)	(74,149)	(74,489)
Net loss	$(79,522)	$(81,744)	$(427,305)	$(433,314)

The unaudited condensed consolidated financial statements included herein for the three and nine month periods ended September 30, 2003 reflect the inappropriately accelerated expenses in the appropriate period.

The effects of these restatements also will be reflected as reclassifications between cash flows from operating activities and investing activities in the Company’s statements of cash flows for each period.  Such reclassifications amount to less than $1,000 in any of the respective periods.

Investigation

On June 18, 2003, the Company announced that an internal review, conducted by Cablevision internal auditors, the Company’s independent auditors and internal accountants, had identified improper expense recognition primarily at the national services division of Rainbow Media Holdings.  Through that date, the review, which covered the period from 1999 to 2002, found that approximately $6,200 of expenses were accelerated and improperly recorded in 2002, rather than in 2003.  All but $1,700 of that pre-tax amount was identified and reversed prior to the release of the Company’s 2002 results.  Based on the review through that date, the Company believed that improper accruals in 2000 and 2001 were similar in size to those in 2002.

In June 2003, the Company terminated 14 AMC employees, including the president of the AMC division, in connection with the Company’s review of this matter.  In addition, the Company’s

Audit Committee retained Wilmer, Cutler & Pickering to conduct a further investigation and to retain forensic accountants in this review.  Wilmer, Cutler & Pickering subsequently retained PricewaterhouseCoopers LLP as forensic accountants.

As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2003, in August 2003, Wilmer, Cutler & Pickering reported to the Audit Committee and management of the Company that its investigation through that date had identified, in addition to the amounts announced by the Company on June 18, 2003, improperly accelerated expenses at the original productions units within the AMC and WE: Women’s Entertainment business units of the national services division of Rainbow Media Holdings, and that the pre-tax amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,400.

The Wilmer, Cutler & Picking investigation is continuing and covers all significant operating units within Rainbow Media Holdings, as well as the Telecommunications, Madison Square Garden, and Corporate segments.  The investigation includes a thorough financial evaluation of the facts relating to improper expense recognition and suggestions for improvement in the Company’s internal controls.

As previously disclosed, the Company notified the Securities and Exchange Commission and the U.S. Attorney’s office for the Eastern District of New York about this matter, including issues relating to the conduct of certain individuals involved in the matter, in June 2003.  The Securities and Exchange Commission has notified the Company that it has opened a formal investigation into these matters.  We cannot predict the length, scope or outcome of their investigations into this matter or any possible effect on the Company’s financial statements.  We are cooperating fully and intend to continue to do so.

In November 2003, Wilmer, Cutler & Pickering reported that it has substantially completed its detailed review of 2002 and 2001 year-end expenses that may have been improperly accelerated. With respect to Rainbow Media Holdings, Wilmer, Cutler & Pickering has reported that it has identified, in addition to the amounts reported in June and August 2003, additional improperly accelerated expenses at AMC and WE: Women’s Entertainment and at most other business units within Rainbow Media Holdings.  For AMC and WE: Women’s Entertainment, the additional pre-tax amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,900, and for the other Rainbow business units equaled approximately $5,200, including approximately $650 in non-consolidated businesses.  The improperly recognized expenses in the Rainbow business units primarily relate to sales and marketing, original production and event production activities.  With respect to the non-Rainbow Media Holdings’ units of the Company, Wilmer, Cutler & Pickering has further reported that it has identified approximately $1,700 in accelerated expenses that should have been recorded in 2003, the majority of which consist of sales and marketing, maintenance and consulting expenses. Wilmer, Cutler & Pickering’s work is continuing and additional amounts may be identified at Rainbow Media Holdings or at other business units of the Company.

In light of the findings to date and current status of the Wilmer, Cutler & Pickering investigation, on November 11, 2003, the Company announced that it would restate its previously reported quarterly financial statements (see discussion above).  As described in the next paragraph, the Company intends to amend the previously filed Form 10-Qs for the first and second quarter of 2003 to reflect these restated amounts when KPMG completes its required review under Statement on Auditing Standards 100 (“SAS 100”) of these restated financial statements.  The financial statements included in this Form 10-Q reflect the impact of expenses that were improperly recorded in 2002 and earlier periods that should have been expensed in 2003 and future periods and a similar amount of expenses that were improperly recorded in 2001 and earlier periods that should have been expensed in 2002 and future periods.  The effect of adjustments made to the first three quarters of 2002 to appropriately record the accelerated expenses recorded in prior periods has been to increase expenses in each of those periods.  Adjustments to the fourth quarter of 2002 reduce these expenses and offset a substantial portion of these first, second and third quarter adjustments.  See discussion above.

KPMG has advised the Company that, due to the status of the Wilmer, Cutler & Pickering investigation, it is currently unable to complete its review of the Company’s consolidated financial statements for the third quarter of 2003.  KPMG took the same position with respect to the financial statements included in the Company’s Form 10-Q for the second quarter of 2003 and has informed the Company that it has withdrawn its previously issued SAS 100 report on the financial statements for the first quarter of 2003.  The interim financial statements contained in a Form 10-Q are required to be reviewed under SAS 100 by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission’s Regulation S-X.  The Company intends to amend this Form 10-Q and the previously filed first and second quarter Form 10-Qs when those reviews are completed.  Because the filing of this Form 10-Q was delayed in order to complete the restatement reflected herein, the Company ceased to be current under the Securities Exchange Act of 1934.  In addition, the staff of the Securities and Exchange Commission may take the position that this Form 10-Q and the Company’s second quarter Form 10-Q are deficient because the required reviews have not been completed.  That would mean that the Company continues to not be current in its filings under the Securities Exchange Act of 1934 notwithstanding the filing of this Form 10-Q.  Filing of an amendment to this Form 10-Q and the Company’s second quarter Form 10-Q when the independent public accountant’s review is complete would eliminate certain consequences of the deficient filings, but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. Even if the staff of the Securities and Exchange Commission did not take this position, the Company would not be eligible to use Form S-2 and Form S-3 until twelve months from the date of this filing.  The Company does not believe that it is likely that the delay in obtaining KPMG’s SAS 100 reviews or the restatements described above will have an adverse effect on its bank credit agreements and the indentures governing its debt obligations.  In connection with the restatements, the Company obtained a waiver under the Rainbow Media Holdings and AMC/The Independent Film Channel/WE credit facilities.  In light of the absence of the required SAS 100 reviews, the Section 906 certifications of the Company’s chief executive officer and chief financial officer required by 18 U.S.C. § 1350 and included as Exhibit 32 to this Form 10-Q have been qualified by reference to the absence of that review.

While Wilmer, Cutler & Pickering has substantially completed its detailed review of 2002 and 2001 year-end expenses that may have been improperly accelerated, additional errors in prior years are still being assessed.  The Company is also evaluating whether a restatement of any of the Company’s previously reported annual results of operations for the years 2000 to 2002 may be required.  Additionally, the Company is in the process of evaluating the effect of the improperly recognized expenses on the separate financial statements of its subsidiaries.  The Company expects to finalize these evaluations after the investigation is complete.

NOTE 2.                                                 RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2003 and 2002 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 3.                                                 COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 equals the net loss for the respective periods.

NOTE 4.                                                 INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is not presented since the Company is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).

NOTE 5.                                                 CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2003 and 2002, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$10,003	$16,746
Issuance of Cablevision common stock in exchange for a portion of NBC’s interest in Rainbow Media Holdings LLC	—	114,888

Supplemental Data:
Cash interest paid – continuing operations	385,144	380,242
Cash interest paid – discontinued operations	525	4,082
Income taxes paid (refunded), net	6,772	(24,225)

NOTE 6.                                                 TRANSACTIONS

In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% interest in each of American Movie Classics Company (“AMC”), The Independent Film Channel and WE: Women’s Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library.  The $500,000 purchase price consisted of $250,000 in cash and a $250,000 note issued by Cablevision and maturing five months after closing in cash or, at Cablevision’s election, shares of Cablevision NY Group Class A common stock.  The $250,000 note requires monthly principal payments of $2,500 in cash prior to maturity.  The acquisition was accounted for as a purchase.  The excess of the purchase price over the net book value of the assets acquired (net of deferred taxes of $4,857) of approximately $414,881 was allocated to the specific assets acquired based upon a preliminary appraisal as follows:

	Useful Life

Property and equipment	5 years	$4,994

Amortizable intangible assets
Affiliation agreements	10 years	$327,934
Other intangibles	10 years	74,248
		$402,182

Unamortizable intangible assets
Excess costs over fair value of net assets acquired		$7,705

In June 2003, Cablevision announced a plan to pursue the spin off of all of its ownership interest in the Company’s satellite service, Rainbow DBS, together with its Clearview Cinemas theater chain.  The spin off was expected to include a $450,000 contribution from the Company to help fund the new entity.  In October 2003, Cablevision announced an amended spin off plan which includes Rainbow DBS and three of Rainbow Media Holdings LLC’s national entertainment services (AMC, The Independent Film Channel and WE: Women’s Entertainment) and certain other Rainbow Media Holdings businesses.  The previously announced $450,000 contribution from the Company has been eliminated in the amended plan.  The transaction would be structured as a tax-free pro rata spin off to Cablevision’s stockholders and is expected to be completed in 2004.  Cablevision will retain the Clearview Cinemas business and therefore the results of operations of Clearview Cinemas have been included in continuing operations for all periods presented, except for the three months ended March 31, 2003 and 2002 as restated.

In May 2003, Northcoast Communications, LLC, a 49.9% owned unconsolidated subsidiary of the Company, completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash.  Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.  The Company’s share of the proceeds was approximately $651,000, of which $60,000 is being held in an escrow fund to provide for any post-closing adjustments and claims.  All of available funds were used by the Company to repay bank debt under the Restricted Group credit facility.  Approximately $30,000 of the escrow fund is expected to be released to the Company by the end of November 2003.  The Company’s equity in the net income of Northcoast Communications, including the gain on the sale of the licenses recognized by Northcoast Communications, amounted to $434,550.

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  As of September 30, 2003, the Company recorded losses aggregating $6,292, net of taxes, in connection with this transaction.

In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area, that Fox Sports Networks held outside of Regional Programming Partners.  Regional Programming Partners, which holds a 50% interest in each of these businesses, is a 60% owned subsidiary of Rainbow Media Holdings.  In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for Fox Sports Networks’ 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of a subsidiary of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased.  The transaction is expected to close in the fourth quarter of 2003.

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

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $6,292, are summarized as follows:

	Retail Electronics
	Three Months	Nine Months
	Ended September 30, 2003

Revenues, net	$—	$30,842

Loss before income taxes	$(198)	$(19,560)
Income tax benefit	8,514	6,168
Net income (loss)	$8,316	$(13,392)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Retail Electronics	Bravo	Total	Retail Electronics	Bravo	Total

Revenues, net	$135,162	$35,275	$170,437	$404,887	$102,634	$507,521

Income (loss) before income taxes	$(95,769)	$8,336	$(87,433)	$(146,984)	$25,180	$(121,804)
Income tax benefit (expense)	40,223	(4,337)	35,886	61,733	(14,418)	47,315
Net income (loss)	$(55,546)	$3,999	$(51,547)	$(85,251)	$10,762	$(74,489)

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

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts.  Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements.  Statement No. 149 is effective for contracts entered into or modified after

June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of Statement 149 had no impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company did not enter into any financial instruments within the scope of the Statement subsequent to May 31, 2003.  However, as a result of adopting the Statement on July 1, 2003 for existing financial instruments entered into on or before May 31, 2003, liabilities increased $1,544,294 reflecting the reclassification of CSC Holdings’ Series H and Series M Redeemable Preferred Stock and dividends of $43,629 were classified as interest expense for the three months ended September 30, 2003.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  The effective date of FIN 46 has been delayed to the first interim or annual reporting period beginning after December 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003.  The adoption of FIN 46 did not have material impact on the Company’s financial condition or results of operations for entities created after January 31, 2003.  The Company is still evaluating the impact of adopting FIN 46 for entities created prior to February 1, 2003.

NOTE 9.                                                 DEBT

In March 2003, Rainbow Media Holdings, a wholly-owned subsidiary of the Company, entered into a $300,000 credit facility consisting of a $160,000 revolver and a $140,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively.  The facility is secured by the stock of Rainbow Media Holdings, certain equity interests owned by Rainbow Media Holdings, and the assets of Rainbow Media Holdings and certain of its subsidiaries.  The facility requires commitment reductions beginning in June 2005 and amortization payments beginning in September 2003.  The facility contains certain covenants that may limit Rainbow Media Holdings’ ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

In March 2003, AMC, The Independent Film Channel and WE: Women’s Entertainment, subsidiaries of Rainbow Media Holdings, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, secured by all of the assets of the borrowers.  The revolver and term loan mature on March 31, 2008 and March 31, 2009, respectively.  The facility requires commitment reductions beginning in June 2005 and amortization payments beginning in September 2003.  The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE’s ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

NOTE 10.                                          PREFERRED STOCK

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in the Company, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

In connection with the issuance of the preferred stock, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at the Company’s option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.  The change in the fair value of $23,570 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.  See Note 17.

At September 30, 2003, the Company had 4,341,813 shares of 11-3/4% Series H Redeemable Exchangeable Preferred Stock outstanding.  The Company is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon.  The Series H Preferred Stock is redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption.  Before October 1, 2000, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.  On and after October 1, 2000, dividends must be paid in cash.  The terms of the Series H Preferred Stock permit the Company, at its option, to exchange the Series H Preferred Stock for the Company’s 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock.

At September 30, 2003, the Company had 111,011 shares of 11-1/8% Series M Redeemable Exchangeable Preferred Stock outstanding. The shares are exchangeable, in whole but not in part, at the option of the Company, for the Company’s 11-1/8% Senior Subordinated Debentures due 2008.  The Company is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends.  The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption.  Before April 1, 2001, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.

In connection with the implementation of Statement 150 on July 1, 2003, the carrying value of the Company’s Series H and Series M Redeemable Preferred Stock of $434,181 and $1,110,113, respectively, was classified as a liability.  In addition, beginning July 1, 2003 dividends have been classified as interest expense, increasing interest expense by $43,629 in the three months ended September 30, 2003.

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

These contracts have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the change in the fair values of the equity derivative component of the prepaid forward contracts of $59,244 is included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 12.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended September 30, 2003 of $50,354 differs from the income tax benefit derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends and increased by a non-taxable adjustment related to the exchange right and put option related to the Company’s Series A Exchangeable Participating Preferred Stock and state taxes.

The income tax expense attributable to continuing operations for the nine months ended September 30, 2003 of $91,140 differs from the income tax expense derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Company’s Series A Exchangeable Participating Preferred Stock, state taxes, and an adjustment to the deferred tax rate.

Income tax benefit included in discontinued operations in the third quarter of 2003 resulted from a revision of an estimate of the effect of the Company’s utilization of net operating loss carry forwards generated by the retail electronics business and the corresponding impact on the tax loss recognized on the sale of the retail electronics business.

NOTE 13.                                          RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2002	$3,412	$27,161	$30,573
Disposition of Cablevision Electronics	(2,198)	(5,584)	(7,782)
	1,214	21,577	22,791
Additional charges (credits)	(37)	5,508	5,471
Payments	(1,138)	(4,010)	(5,148)
Balance at September 30, 2003	$39	$23,075	$23,114

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2002	$5,810	$48,017	$53,827
Disposition of Cablevision Electronics	(28)	—	(28)
	5,782	48,017	53,799
Additional charges	875	117	992
Payments	(6,253)	(5,640)	(11,893)
Balance at September 30, 2003	$404	$42,494	$42,898

In 2003, the Company eliminated certain staff positions and incurred severance costs aggregating $4,960, of which approximately $1,553 was paid as of September 30, 2003.

At September 30, 2003, approximately $29,238 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 14.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	746,641	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	189,928	115,680
	1,097,904	691,660

Accumulated amortization
Franchises	2,363	1,208
Affiliation agreements	229,533	190,809
Broadcast rights	56,239	49,920
Player contracts	41,428	37,737
Other intangibles	28,840	21,690
	358,403	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over fair value of net assets acquired and other	1,475,985	1,464,231
	2,207,833	2,196,079

Total intangibles	$2,947,334	$2,586,375

Aggregate amortization expense
Nine months ended September 30, 2003 and year ended December 31, 2002	$54,629	$56,020

Estimated amortization expense
Year ending December 31, 2003		$71,669
Year ending December 31, 2004		89,995
Year ending December 31, 2005		77,495
Year ending December 31, 2006		73,932
Year ending December 31, 2007		72,081

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the nine months ended September 30, 2003 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Excess costs over the fair value of net assets acquired
Balance as of December 31, 2002	$206,971	$1,152,131	$90,165	$13,558	$1,462,825
Excess costs over the fair value of net assets acquired, net of taxes	1,558	—	7,705	2,411	11,674
Balance as of September 30, 2003	$208,529	$1,152,131	$97,870	$15,969	$1,474,499

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net from continuing operations

Telecommunications Services	$693,515	$605,254	$1,992,338	$1,801,764
Rainbow	190,424	163,651	555,643	468,332
Madison Square Garden	107,780	116,738	449,380	477,639
All other	20,955	23,099	61,700	64,589
Intersegment eliminations	(36,908)	(36,355)	(109,197)	(109,363)
Total	$975,766	$872,387	$2,949,864	$2,702,961

Adjusted operating cash flow from continuing operations

Telecommunications Services	$276,496	$250,324	$781,202	$704,628
Rainbow	52,592	25,871	127,331	39,811
Madison Square Garden	16,238	15,744	39,543	75,268
All Other	(31,548)	5,541	(44,301)	(28,720)
Total	$313,778	$297,480	$903,775	$790,987

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net from continuing operations

Total revenue for reportable segments	$991,719	$885,643	$2,997,361	$2,747,735
Other revenue and intersegment eliminations	(15,953)	(13,256)	(47,497)	(44,774)
Total consolidated revenue	$975,766	$872,387	$2,949,864	$2,702,961

Adjusted operating cash flow to income (loss) from continuing operations before income taxes

Total adjusted operating cash flow for reportable segments	$345,326	$291,939	$948,076	$819,707
Other adjusted operating cash flow	(31,548)	5,541	(44,301)	(28,720)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(282,013)	(214,348)	(785,048)	(641,767)
Stock plan income (expense)	(1,428)	(5,288)	(21,620)	51,549
Restructuring charges	(8,004)	(72,021)	(11,423)	(76,486)
Interest expense	(171,496)	(129,779)	(435,399)	(383,365)
Interest income	4,051	7,526	17,879	22,097
Equity in net income (loss) of affiliates	(2,918)	(6,568)	437,780	(28,840)
Loss on sale of cable assets	(13,644)	—	(13,644)	—
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	52,810	3,798	220,902	(921,803)
Gain (loss) on derivative contracts, net	(39,531)	126,162	(165,782)	944,237
Loss on extinguishment of debt	—	—	—	(17,237)
Minority interests	(13,687)	(4,947)	(36,077)	(28,463)
Miscellaneous, net	(115)	(514)	(2,307)	(1,662)
Income (loss) from continuing operations before income taxes and dividend requirements	$(162,197)	$1,501	$109,036	$(291,373)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 16.                                          LEGAL MATTERS

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit sought a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its

Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust (“GUCLT”).

On June 26, 2003, the GUCLT initiated a separate action against Cablevision brought in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12.5 million” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit.

On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network.  Under this agreement, Cablevision will carry the programming for one year under interim arrangements while the parties seek to finalize the terms of a definitive long-term affiliation agreement.  If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration.  The final terms established will be retroactively applied to March 31, 2003 and Cablevision has agreed to pay YES Network for certain revenue reductions and expenses that YES Network might experience, during the term of the one-year interim agreement, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  As contemplated by the agreement, the litigation with the YES Network has been stayed and, ultimately, the agreement contemplates that it will be dismissed.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to dismiss the complaint.

On November 14, 2003, AMC filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of a cable television affiliation agreement entered into in 1993.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract.  The Company believes the notice was improper.  AMC is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.

NOTE 17.                                          SUBSEQUENT EVENT

In October 2003, Quadrangle exercised its “put option” to require the Company to purchase all of its Series A Exchangeable Participating Preferred Stock.  The Company has 60 days from the date of the exercise notice to decide to pay the put price in cash or registered equity securities of Cablevision and, after making that election, the Company has an additional 30 days to pay if it elects to pay in cash and an additional 4 months to pay if it elects to pay in securities of Cablevision.

Item 2.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for interest income of $0.2 million and $3.8 million and related income tax expense of $0.01 million and $1.6 million for the three and nine months ended September 30, 2003, respectively, included in CSC Holdings’ consolidated statement of operations which is eliminated in Cablevision’s consolidated statement of operations.  In addition, prior to the implementation of Statement 150 on July 1, 2003, dividends attributable to the Series H and Series M Redeemable Exchangeable Preferred Stock of CSC Holdings were reported in minority interests in the consolidated financial statements of Cablevision. Dividends attributable to the Series A Exchangeable Participating Preferred Stock of CSC Holdings have been and will continue to be reported in minority interests in the consolidated financial statements of Cablevision. Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.