Form 10-K
period 2003-12-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2004-03-15
CIK 784681, 1053112

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to
Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14764	Cablevision Systems Corporation Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-3415180

1-9046	CSC Holdings, Inc. Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-2776686
Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:

Cablevision Systems Corporation
Cablevision NY Group Class A Common Stock	New York Stock Exchange

CSC Holdings, Inc.	None

Securities registered pursuant to Section 12(g) of the Act:

Cablevision Systems Corporation	None
CSC Holdings, Inc.	None

        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cablevision Systems Corporation	Yes	X	No

CSC Holdings, Inc.	Yes	X	No

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Cablevision Systems Corporation	Yes	☒	No	☐
CSC Holdings, Inc.	Yes	☒	No	☐

        Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on June 30, 2003: $4,415,967,510.

        Number of shares of common stock outstanding as of March 1, 2004:

Cablevision NY Group Class A Common Stock—	219,592,291
Cablevision NY Group Class B Common Stock—	67,214,237
CSC Holdings, Inc. Common Stock—	5,258,056

        Documents incorporated by reference—The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business.	3
2.	Properties.	30
3.	Legal Proceedings.	30
4.	Submission of Matters to a Vote of Security Holders.	32
PART II
5.	Market for the Registrants' Common Equity and Related Stockholder Matters.	33
6.	Selected Financial Data.	35
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	41
7A.	Quantitative and Qualitative Disclosures About Market Risk.	79
8.	Financial Statements and Supplementary Data.	81
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	81
9A.	Controls and Procedures	81
PART III
10.	Directors and Executive Officers of the Registrants.	*
11.	Executive Compensation.	*
12.	Security Ownership of Certain Beneficial Owners and Management.	*
13.	Certain Relationships and Related Transactions.	*
14.	Principal Accountant Fees and Services	*
PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.	82

These items are omitted because the registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

EXPLANATORY NOTE

        In this Form 10-K, Cablevision Systems Corporation ("Cablevision") and CSC Holdings, Inc. ("CSC Holdings" and collectively with Cablevision, the "Company" or the "Registrants") are restating the consolidated financial statements for the years ended December 31, 2002 and 2001, as previously reported in their Annual Reports on Form 10-K for 2002 and 2001. See Note 2 to Consolidated Financial Statements. We have also included under "Item 6. Selected Financial Data," restated financial information for the years ended December 31, 2000 and 1999. These restatements are being made to reflect the effects of the following items on the Registrants' previously reported financial information:

  •
  Restatements of the Company's consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 to record the effect of adjustments for expenses improperly recognized in earlier periods that should have been recognized in later periods and restatements of the Company's consolidated statements of operations for those years and for the year ended December 31, 1999 to record the effect of adjustments for certain errors with respect to the timing of the recognition of launch and marketing support payments, errors made in 1999 regarding minority interests and an error with respect to the timing of the recognition of a 2002 gain on marketable securities as outlined below:

	Increases (decreases)
	Years Ended December 31,
	2002(a)	2001(a)	2000(b)	1999(c)
	(in thousands, except for per share information)
Revenue	$(119)	$240	$(20)	$—

Technical and operating	5,001	17,769	(76)	4,395
Selling, general and administrative	3,096	3,981	(16,093)	3,418
Depreciation and amortization	274	264	(14,092)	14,282

Operating income	(8,490)	(21,774)	30,241	(22,095)

Equity in net loss of affiliates	(297)	210	413	—
Minority interests	(1,797)	1,011	(5,954)	4,572
Gain on investments	10,044	—	—	—
Gain on sale of programming interests	—	(1,263)	—	—

Income from continuing operations before taxes	3,648	(24,258)	35,782	(26,667)
Income tax expense	(343)	1,532	(521)	—

Income from continuing operations	3,991	(25,790)	36,303	(26,667)
Income of discontinued operations, net of taxes	(220)	(493)	(566)	—

Net income	$3,771	$(26,283)	$36,869	$(26,667)

Basic and diluted net income per share	$0.01	$(0.10)	$0 .13	$(0.11)

  (a)
  See Note 2 to Consolidated Financial Statements for information on the restatement of the financial statements for this period.

  (b)
  This information has been derived from unaudited consolidated financial statements of Cablevision and CSC Holdings that have been restated to account for improperly recorded expenses as discussed in Note 2 to the Consolidated Financial Statements and certain other errors. The adjusting amounts include expenses recorded in 2000 that should have been recorded in later periods and the correction of certain errors relating primarily to a correction of an error made in recording minority interests and launch and marketing support payments that should have been recognized in different periods, as described below.

  (c)
  This information has been derived from unaudited consolidated financial statements of Cablevision and CSC Holdings that have been restated to reflect the correction of certain errors relating primarily to a correction of an error made in recording minority interests and launch and marketing support payments that should have been recognized in different periods, as described below. The investigation into improper expense recognition, described in Note 2 to Consolidated Financial Statements, identified $16.8 million of operating expenses that were improperly recognized in 1999 and should have been recognized in 2000 and later periods. As part of the restatement of our financial statements for 2000 and later periods, we recorded those expenses in the appropriate period. However, we did not restate the 1999 financial statements to remove those expenses because the investigation into the improper expense accruals did not extend to periods prior to 1999. We did not have sufficient data to appropriately adjust the 1999 results to include in that year expenses that may have been improperly accelerated in earlier periods.

  •
  Restatement of the Company's consolidated statements of cash flows for the years ended December 31, 2002 and 2001 to record the effect of the restatements to the consolidated statements of operations described above; and

  •
  Restatement of our consolidated balance sheet as of December 31, 2002 to record the cumulative effect of the improperly accelerated expenses and corrections of errors described above. The balance sheet data as of December 31, 2001, 2000 and 1999 included under "Item 6. Selected Financial Data" has also been restated to reflect the impact of these items.

        The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company's consolidated statement of operations for the years ended December 31, 2002, 2001, 2000 and 1999 is as follows:

	2002	2001	2000	1999
Effect on income from continuing operations:
Acceleration of expenses, net	$(5,379)	$(3,816)	$10,154	$—
Launch and marketing support	(2,202)	(21,573)	5,030	(4,395)
Other expenses, net	(909)	3,615	15,057	(17,700)
Effect of adjustments on equity in net loss of affiliates	297	(210)	(413)	—
Minority interest, including effect of adjustments	1,797	(1,011)	5,954	(4,572)
Gain on investments	10,044	—	—	—
Effect of adjustments on gain on sale of programming interests	—	(1,263)	—	—
Income tax expense	343	(1,532)	521	—

Increase (decrease) in income from continuing operations	$3,991	$(25,790)	$36,303	$(26,667)

Increase (decrease) in operating income	$(8,490)	$(21,774)	$30,241	$(22,095)

PART I

Item 1.    Business

        This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation and CSC Holdings, Inc.

Cablevision Systems Corporation

        Cablevision Systems Corporation is a Delaware corporation which was organized in 1997. Cablevision's only asset is all of the outstanding common stock of CSC Holdings.

CSC Holdings

        CSC Holdings is a Delaware corporation which was organized in 1985 and is one of the largest cable operators in the United States based on the number of subscribers. We also have investments in cable programming networks, entertainment businesses and telecommunications companies. As of December 31, 2003, we served about 2.9 million cable television subscribers in and around the New York City metropolitan area, making us the sixth largest cable operator in the United States based on the number of subscribers. Through our wholly-owned subsidiary, Rainbow Media Holdings LLC, we own interests in and manage numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. Through Cablevision Lightpath, Inc., our wholly-owned subsidiary, we provide switched telephone services and high-speed Internet access to the business market. We also own or have interests in a number of other businesses and companies that include Clearview Cinemas (a chain of 54 movie theaters) and Rainbow DBS, a direct broadcast satellite provider.

        The following businesses and interests owned by Cablevision are concentrated primarily in the New York metropolitan area:

  •
  the cable television business, including the high-speed data and residential telephone businesses,

  •
  the commercial telephone and high-speed data services operations of Lightpath,

  •
  the New York metropolitan area sports and entertainment business, including Madison Square Garden, professional sports teams, Radio City Music Hall, MSG Network and Fox Sports Net New York,

  •
  the motion picture theater business of CCG Holdings, Inc., doing business as Clearview Cinemas,

  •
  the MetroChannels, which feature local sports, news, educational and other programming in the New York City metropolitan area,

  •
  News 12 Networks, a regional news business in the New York City metropolitan area, and

  •
  the advertising sales representation business.

        Following are the Company's national and regional (outside the New York metropolitan area) programming assets and investments which are held by Rainbow Media Holdings:

  •
  four nationally distributed 24-hour entertainment programming networks:

  •
  American Movie Classics ("AMC"),

  •
  The Independent Film Channel,

  •
  WE: Women's Entertainment, and

    •
    fuse,

  •
  a 60% ownership interest in Regional Programming Partners, which we manage. Regional Programming Partners owns the following interests in regional programming businesses operated under the Fox Sports Net name:

  •
  Fox Sports Net Florida (100%),

  •
  Fox Sports Net Ohio (100%),

  •
  Fox Sports Net Chicago (100%),

  •
  Fox Sports Net Bay Area (100%), and

  •
  Fox Sports Net New England (50%).

  •
  a 50% ownership interest in National Sports Partners, which owns and distributes Fox Sports Net,

  •
  a 50% ownership interest in National Advertising Partners, which provides national advertising representation services to all of the Fox Sports Net regional sports networks,

  •
  Rainbow Network Communications, a full service network programming origination and distribution company,

  •
  video-on-demand (VOD) and subscription video-on-demand (SVOD) services such as Mag Rack (formerly Sterling Digital), Sportskool, IFC Films On Demand, Uncensored On Demand and World Picks which develop niche audience programming,

  •
  Rainbow DBS Company LLC, which operates the Company's VOOMSM direct broadcast satellite service,

  •
  Rainbow HD Holdings which owns and operates a suite of 21 high definition channels currently carried by Rainbow DBS, and

  •
  businesses such as IFC Productions, IFC Entertainment and IFC Films, which produce, license and distribute independent films.

In addition, the Company owns the following assets:

  •
  common stock of Charter Communications, Inc. received in September 2000 upon the sale of our Kalamazoo, Michigan cable television systems,

  •
  common stock of Adelphia Communications Corporation received in November 2000 upon the sale of our cable television systems in the greater Cleveland, Ohio metropolitan area,

  •
  common stock of AT&T Corp. received in January 2001 upon the sale of our cable television systems in Boston and eastern Massachusetts,

  •
  common stock of AT&T Wireless Services, Inc. received in July 2001 in a stock distribution by AT&T on the AT&T common stock we owned,

  •
  common stock of Comcast Corporation received in November 2002 in respect of the AT&T common stock we owned as a result of the AT&T Broadband and Comcast merger,

  •
  common stock of General Electric Company received in December 2002 upon the sale of our interest in the Bravo programming service,

  •
  an interest in Northcoast Communications, LLC, a wireless personal communications services business, and

  •
  common stock of Leapfrog Enterprises, Inc., a designer, developer and marketer of technology-based educational products.

The Holding Company Reorganization

        Until March 4, 1998, CSC Holdings was known as Cablevision Systems Corporation. On that date, CSC Holdings completed a holding company reorganization whereby it formed a holding company (now named Cablevision Systems Corporation) and CSC Holdings became a subsidiary of Cablevision Systems Corporation.

        In the 1998 holding company reorganization, the Class A common stock and Class B common stock of CSC Holdings were converted into identical securities of Cablevision and the Class A common stock of Cablevision became listed on the American Stock Exchange and traded under the symbol "CVC". On December 7, 1999, Cablevision's Class A common stock began trading on the NYSE. Cablevision owns all of the common stock of CSC Holdings.

Tracking Stock

        In March 2001, we created and distributed to our stockholders one share of our Rainbow Media Group tracking stock for every two outstanding shares of Cablevision common stock and redesignated each share of Cablevision common stock into one share of our Cablevision NY Group common stock. The Rainbow Media Group Class A tracking stock traded on the New York Stock Exchange ("NYSE") under the symbol "RMG" and the redesignated Cablevision NY Group Class A common stock continued to trade on the NYSE under the symbol "CVC". The Rainbow Media Group tracking stock was intended to reflect the separate economic performance of certain of the businesses and interests of Rainbow Media Holdings, including its national and selected regional programming assets. Cablevision NY Group common stock was intended to reflect the performance of our assets and businesses not attributed to the Rainbow Media Group.

        In August 2002, Cablevision's board of directors approved the exchange of Rainbow Media Group common stock for shares of Cablevision NY Group common stock pursuant to the terms of Cablevision's certificate of incorporation. Each share of Rainbow Media Group common stock was exchanged for 1.19093 shares of Cablevision NY Group common stock on August 20, 2002. Fractional shares were paid in cash. From and after the date of the exchange, all rights of holders of shares of Rainbow Media Group common stock ceased except for the right, upon surrender of the certificates representing their shares of Rainbow Media Group common stock, to receive the shares of Cablevision NY Group common stock for which their shares of Rainbow Media Group common stock were exchanged, together with any fractional payment as provided above, without interest.

Telecommunications Services

General

        Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive. Television signals are received over-the-air, by fiber optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local and state governmental authorities for specified periods of time.

        Our cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax.

        Our cable television revenues are derived principally from monthly fees paid by subscribers. In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, from the sale of advertising time on advertiser supported programming and from installation charges. Certain services and equipment provided by substantially all of our cable television systems are subject to regulation.

        As of December 31, 2003, our cable television systems served approximately 2,944,000 subscribers, primarily in and around the New York City metropolitan area.

        We provide residential high-speed data services in most of the greater New York City metropolitan area. High-speed data services are provided to customers through a cable modem device that we provide. The high-speed data service, marketed as "Optimum Online", served approximately 1,057,000 subscribers at December 31, 2003 for an overall penetration rate of 24% of homes released. Homes released are homes that can be serviced by our high-speed data service. We believe that our high-speed data service penetration has been driven by superior quality and speed and, in part, by a large number of customers installing the necessary equipment without the need for a service call. Cable modems provided may include a self-installation kit that is designed to enable customers to install the cable modem without the need for a service call.

        As of December 31, 2003, we provided switched residential telephone services to approximately 11,180 subscribers in Long Island, New York and parts of southern Connecticut. In addition, the Company has launched Optimum Voice, Voice over Internet Protocol technology on a limited basis and plans to continue launching that product throughout 2004. Optimum Voice is a feature of our Optimum Online service. As of December 31, 2003, we provided Optimum Voice services to approximately 28,700 customers.

        Through Lightpath, a competitive local exchange carrier, we provide telecommunications services to the business market in the greater New York City metropolitan area. Lightpath provides a full range of switched services, private line and advanced networking features, including broadband access. As of December 31, 2003, Lightpath serviced over 1,650 buildings with approximately 142,700 access lines.

        The following table sets forth certain statistical data regarding our cable television and high-speed data services operations as of the dates indicated.

	As of December 31,
	2003	2002	2001
Cable:
Homes passed by cable(1)	4,401,000	4,369,000	4,337,000
Basic cable service subscribers	2,944,000	2,963,000	3,008,000
Basic cable service subscribers as a percentage of homes passed	66.9%	67.8%	69.4%
Average monthly revenue per basic cable subscriber(2)	$54.57	$51.28	$49.11
High-Speed Data:
Homes released(3)	4,401,000	3,696,000	2,975,000
Customers	1,057,000	770,100	506,700
Customers as a percentage of homes released	24.0%	20.8%	17.0%

(1)
Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.

(2)
Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues attributable to monthly service charges for the last month in the period, excluding pay-per-view, video-on-demand, installation, advertising and home shopping revenues, by the average number of basic subscribers connected to the cable television system for that month.

(3)
Homes released are homes in areas that can be served by our high-speed data service. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

        The Company's cable television systems are concentrated in and around the New York City metropolitan area. We believe that these systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of subscribers).

Subscriber Rates and Services; Marketing and Sales

        We began the rollout of our digital cable service, branded "iO, Interactive Optimum", in September 2001. The digital cable programming services initially offered to subscribers include:

  •
  Over 200 channels of quality entertainment,

  •
  Over 50 additional movie channels including multiple channels ("multiplexes") of HBO, Showtime, Cinemax, Starz/Encore and The Movie Channel,

  •
  access to over 700 titles each month on demand, featuring hundreds of movies, and subscription video on demand programming including HBO On Demand, Showtime On Demand, Cinemax On Demand, and Disney Channel on Demand,

  •
  Over 150 hours of special interest programming on demand—featuring Mag Rack, a collection of over 20 video magazines,

  •
  45 channels of uninterrupted commercial-free digital music from Music Choice,

  •
  Optional Sports Packages from the NBA, NHL, MLB and college football and basketball,

  •
  iO en espanol—30 Spanish language channels including programming from Latin America, the Caribbean, Mexico, and featuring "World Picks Latino", 20 hours of Latino video-on demand content. (available in Brooklyn, the Bronx, Newark, and Hudson, New Jersey only),

  •
  15 channels of international programming from around the world, with channels from Korea, Russia, China, Germany, Italy, Poland, Japan and India (available in Brooklyn, the Bronx, Newark and Hudson, New Jersey only), and

  •
  13 channels available in high definition, including local channels such as WCBS and WNET, as well as local sports channels MSG and Fox Sports Net New York, and high definition channels from HBO, Cinemax, Showtime, The Movie Channel and Starz.

        Interactive Optimum was initially launched in certain parts of our cable system in Nassau County and western Suffolk County, New York. After an accelerated roll-out schedule implemented in the third and fourth quarter of 2002 that continued throughout 2003, iO is now available to Cablevision's entire service area. We ended 2003 with over 900,000 iO subscribers.

        Packaging of the iO Digital Cable Service product includes the iO Gold package currently priced at $86.95 per month. iO Gold features over 200 channels, including over 50 premium movie channels. iO Silver, currently priced at $66.95, includes everything in iO Gold except for 25 premium movie channels from Showtime, Cinemax, The Movie Channel, and Flix. The $9.95 iO package can be added to any level of cable service and includes 28 digital cable channels, 45 digital music channels from Music Choice, and access to on demand programming, including "free' on demand programming from Mag Rack and PBS (Thirteen on Demand).

        All of our cable television systems offer a package of services, generally marketed as "Family Cable", which includes, among other programming, certain other news, information and entertainment channels such as CNN, CNBC, ESPN and MTV. For additional charges, our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax, which may be purchased either individually or in combinations or in tiers.

        In addition, our cable television systems offer a basic package which includes broadcast network local affiliates and public, educational or governmental channels and certain leased access channels.

        Since our existing cable television systems are substantially fully built, our sales efforts are primarily directed toward increasing penetration and revenues in our franchise areas. We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

        Certain services and equipment (converters supplied to subscribers) provided by substantially all of our cable television systems are subject to regulation. See "Regulation—Cable Television."

System Capacity

        We have completed the upgrade of the physical and technical capabilities of our cable plant network using state of the art technology including fiber optic cable. The network is a minimum of 750 MHz two way interactive offering a minimum of 77 analog and digital channels, high-speed data and voice services.

Programming

        Adequate programming is available to the cable television systems from a variety of sources, including that available from Rainbow Media Holdings and affiliates of Fox Entertainment Group, Inc. Program suppliers' compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable television systems and certain of its affiliates, or on the number of subscribers subscribing to the particular service. The programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors.

Franchises

        The cable television systems are operated primarily in New York, New Jersey and Connecticut under non-exclusive franchise agreements with state or municipal franchising authorities. Franchise authorities generally charge a franchise fee of up to 5% of certain of our revenues that are derived from the operation of the system within such locality. As permitted by law, these fees are generally collected from subscribers and remitted to the local franchising authority.

        Franchise agreements are usually for a term of ten to fifteen years from the date of grant, although some renewals have been for shorter terms, generally between five and ten years in length. Some of the franchises grant us an option to renew upon expiration of the initial term. Eight of our ten largest franchises expire between 2007 and 2013. Two of our ten largest franchises have expired and we are currently operating in those areas under temporary authority. The Company has never lost a franchise in which it operates.

        In situations where franchises have expired or not been renewed, we operate under temporary authority granted by the state cable television regulatory agencies, while negotiating renewal terms with franchising authorities. The Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992 provide significant procedural protections for cable operators seeking renewal of their franchises. See "Regulation—Cable Television." In connection with a renewal, a franchise authority may impose different and more stringent terms.

        Franchises usually require the consent of franchising authorities prior to the sale, assignment, transfer or change in ownership or control. Federal law generally provides localities with 120 days to consider such requests.

Theaters

        Clearview Cinemas operates 54 motion picture theaters containing 266 screens in the New York metropolitan area. The theaters were acquired in transactions completed in 1998 and 1999.

The WIZ

        The WIZ, an electronics retailer selling primarily video and audio equipment, home office equipment, compact disks and other pre-recorded music, digital video disks, and VHS video and other pre-recorded movies, had 17 stores in the New York City metropolitan area at December 31, 2002. In March 2003, the Company transferred the stock of its subsidiary, Cablevision Electronics Investments, Inc. which owned The WIZ stores to GBO Electronics Acquisition, LLC, reflecting the Company's decision to exit the retail electronics business.

Other Assets

        CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in Northcoast Communications. In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763 million in cash. Of the gross proceeds, a portion was used to retire the Northcoast Communications FCC related debt of approximately $51 million. The balance of the proceeds were distributed to Northcoast Communications' partners. Our share of the proceeds was approximately $651 million, of which $30 million is held in an escrow fund to provide for any post-closing adjustment and claims. All of the available funds were used to repay bank debt.

        We own 11,173,376 shares of Charter Communications common stock, 10,800,000 shares of Adelphia Communications class A common stock, 8,852,186 shares of AT&T common stock, 14,243,166 shares of AT&T Wireless Services common stock and 14,318,411 shares of Comcast common stock acquired in connection with the sale of certain cable television systems, all of which shares were monetized under collateralized prepaid forward contracts. We also own 12,742,033 shares of General Electric common stock acquired in connection with the sale of our interest in the Bravo programming service and 800,000 shares of Leapfrog Enterprises, Inc. common stock, which shares were monetized under collateralized prepaid forward contracts in January 2003 and April 2003, respectively. See "Liquidity and Capital Resources."

Programming and Entertainment Operations

General

        We conduct our programming activities through Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings.

        In December 2002, we acquired the 17.2% interest in Rainbow Media Holdings held by National Broadcasting Company, Inc. in connection with the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service for $1.0 billion payable in General Electric common stock and 53.2 million shares of Cablevision NY Group Class A common stock (31.4 million shares of which were issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC).

        Rainbow Media Holdings' businesses include national and regional programming networks and the Madison Square Garden sports and entertainment business. Rainbow Media Holdings also owns interests in cable television advertising businesses.

        Rainbow Media Holdings' national entertainment programming networks include AMC, WE: Women's Entertainment, fuse and The Independent Film Channel.

        In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in four programming services of Rainbow Media Holdings (AMC, Bravo, The Independent Film Channel, and WE: Women's Entertainment) for $825 million. In December 2002, NBC acquired MGM's 20% interest in the Bravo programming service and in July 2003, the Company repurchased, for $500 million, MGM's 20% interest in AMC, The Independent Film Channel and WE.

        Rainbow Media Holdings owns a 60% interest in, and manages, Regional Programming Partners, a partnership with Fox Sports Networks, LLC. Regional Programming Partners owns Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City under a long-term lease). Additionally, Madison Square Garden manages and operates the Hartford Civic Center and Rentschler Field in Connecticut. Regional Programming Partners also owns interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, in addition to Madison Square Garden Network and Fox Sports Net New York which provide regional sports programming to the New York City metropolitan area, as well as MetroChannels which provide regional and local sports, entertainment, information and other programming to the New York metropolitan area.

        National Sports Partners owns and operates the national sports network Fox Sports Net, which provides national sports programming to regional sports networks. National Sports Partners is 50% owned by Rainbow Media Holdings and is managed and 50% owned by Fox Sports Networks.

        Rainbow Media Holdings owns Rainbow News 12 which operates regional news networks servicing suburban areas surrounding New York City. Rainbow Media Holdings also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company, and owns a 50% interest in National Advertising Partners, which sells national advertising for regional sports networks and is managed and 50% owned by Fox Sports Networks.

        The following table sets forth ownership information and estimated subscriber information as of December 31, 2003 for each of the programming and related businesses whose ownership interest is held directly or indirectly by Rainbow Media Holdings. Regional Programming Partners is a 60% owned subsidiary of Rainbow Media Holdings, with the remaining 40% interest owned by Fox Sports Networks.

	December 31, 2003
Programming Businesses	Viewing Subscribers(1)	Affiliated Basic Subscribers(2)	Ownership(3)
(in millions)
National Entertainment Programming Networks:
AMC	74.0	81.0	Rainbow Media Holdings—100%
WE: Women's Entertainment	46.7	68.4	Rainbow Media Holdings—100%
The Independent Film Channel	29.7	69.9	Rainbow Media Holdings—100%
fuse (formerly MuchMusic USA)	29.6	62.3	Rainbow Media Holdings—100%
Regional Sports Networks:
Fox Sports Net Bay Area	3.4	3.7	Regional Programming Partners—100%
Fox Sports Net Chicago	3.6	3.9	Regional Programming Partners—100%
Fox Sports Net New England	3.7	4.2	Regional Programming Partners and AT&T Broadband(4)—50% each
Fox Sports Net Ohio	4.7	4.9	Regional Programming Partners—100%
Fox Sports Net Florida	3.6	4.0	Regional Programming Partners—100%
Madison Square Garden Network/Fox Sports Net New York	11.1	15.8	Regional Programming Partners—100%
Other:
National Sports Partners	75.2	93.4	Rainbow Media Holdings and Fox Sports Networks—50% each
National Advertising Partners	—	—	Rainbow Media Holdings and Fox Sports Networks—50% each
Mag Rack (formerly Sterling Digital)	1.5	5.1	Rainbow Media Holdings—100%
Rainbow Network Communications	—	—	Rainbow Media Holdings—100%
Metro TV	3.6	4.3	Regional Programming Partners—100%
Metro Traffic and Weather	2.4	2.9	Regional Programming Partners—100%
Metro Stories	1.2	4.1	Regional Programming Partners—100%
Rainbow Advertising Sales Company	—	—	Rainbow Media Holdings—100%
Rainbow DBS (formerly R/L DBS)	—	—	Rainbow Media Holdings—100%
News Services:
News12 Long Island	.8	.8	Rainbow Media Holdings—100%
News12 Connecticut	.2	.2	Rainbow Media Holdings—100%
News12 New Jersey	1.7	1.7	Rainbow Media Holdings—100%
News12 Westchester	.3	.3	Rainbow Media Holdings—100%
News12 Bronx	.3	.3	Rainbow Media Holdings—100%
News12.com	—	—	Rainbow Media Holdings—100%

(1)
Represents the number of subscribers to distributors' systems that receive the referenced programming network.

(2)
Represents the total number of basic subscribers available in systems that carry the service.

(3)
Various of these programming businesses, other than those which are wholly-owned by Rainbow Media Holdings, are subject to puts, calls, rights of first refusal and restrictions on transfer.

(4)
In November 2002, AT&T Broadband merged with Comcast.

National Entertainment Programming Networks

American Movie Classics

        With a comprehensive library of popular films, AMC offers movie-based entertainment for movie lovers.

        AMC is available on cable television and other distribution platforms such as direct broadcast satellite. It is carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network. Affiliate revenues, which in 2003 accounted for about 77% of AMC's revenues, are based on fees paid by the distributors for the right to carry the programming.

        Distributors generally pay the network according to the number of subscribers actually receiving AMC. The network generally enters into three to seven-year distribution contracts with its distributors.

        AMC's film library consists of films that are licensed from major studios such as Columbia TriStar, Twentieth Century Fox, Paramount, Warner Brothers, Universal and MGM/UA under long-term contracts, with sufficient films under contract to meet its programming requirements through 2007. AMC generally structures its contracts for the exclusive cable television right to carry the films during identified windows.

The Independent Film Channel

        The Independent Film Channel was the first network dedicated to independent films, related features and programming. The Independent Film Channel presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, "cult classics" and originally produced programs which chronicle independent film trends.

        The Independent Film Channel's film library includes titles from Rainbow Media Holdings' film production and distribution businesses, as well as from leading independent film studios like Miramax, MGM/UA, Lions Gate and New Line with sufficient films under contract to meet its programming requirements through 2005. The Independent Film Channel also features exclusive live coverage of notable international film events like the Cannes Film Festival, the Independent Spirit Awards and the Gotham Awards, as well as original programming. The network supplements this coverage with additional real-time information on Web and enhanced broadband.

WE: Women's Entertainment

        WE: Women's Entertainment (formerly Romance Classics), launched in 1997, is a 24-hour entertainment service oriented to women. The programming features women's interest films and original series and specials of particular interest to women.

        WE: Women's Entertainment has licensed exclusive film and television titles from major Hollywood studios such as Twentieth Century Fox, Universal and MGM/UA as well as independents like Miramax and New Line to supplement its slate of original programming, providing significant product volume through 2005.

fuse

        fuse (formerly MuchMusic USA) is a 24-hour, all-music entertainment programming network which was launched in the United States in July 1994. Through 2000, fuse featured Chum Limited's Canadian program service feed. In 2001, fuse began to produce a significant portion of the channel's programming in the United States. In 2002, fuse began producing programming from a street-front studio across from Madison Square Garden. Effective January 1, 2003, fuse's programming is 100% United States based.

Madison Square Garden

        Rainbow Media Holdings, through Regional Programming Partners, has a 60% indirect interest in Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New

York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City under a long-term lease). Additionally, Madison Square Garden manages and operates the Hartford Civic Center and Rentschler Field in Connecticut.

Regional Sports Networks

        Rainbow Media Holdings, through Regional Programming Partners, has a 60% indirect interest in four regional sports networks, in Ohio, Florida, Chicago and the Bay Area operating under the Fox Sports Net name, and has a 30% indirect interest in one other regional sports network, New England, also operating under the Fox Sports Net name. Rainbow Media Holdings manages each of these regional sports networks, which are distributed in their respective region in the United States through cable television as well as other distribution platforms such as direct broadcast satellite.

        In December 2003, Regional Programming Partners purchased Fox Sports Networks' 50% interest in each of Fox Sports Net Bay Area and Fox Sports Net Chicago that Fox Sports Networks held outside of Regional Programming Partners. The purchase price was $110 million for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and $40 million for the 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at the prime rate plus 1% and secured by Regional Programming Partners' 100% interest in Fox Sports Net Bay Area.

National Sports Partners

        Fox Sports Net is distributed by National Sports Partners, a 50%/50% partnership between Rainbow Media Holdings and Fox Sports Networks that was formed in December 1997 and is managed by Fox Sports Networks. Fox Sports Net was launched during January 1998 and links all regional sports networks operating under the Fox Sports Net name, including the six Fox Sports Net networks in which Rainbow Media Holdings owns an indirect interest as described above, as well as others, and delivers local, regional and national sports programming.

Other Services

National Advertising Partners

        National Advertising Partners is a 50%/50% partnership between Rainbow Media Holdings and Fox Sports Networks that operates under the management of Fox Sports Networks. National Advertising Partners provides national advertising representation services for Fox Sports Net and the Fox Sports Net regional programming networks, offering advertisers access to millions of sports fans in the nation's top television markets and covering most of the Major League Baseball, National Basketball Association and National Hockey League teams.

Rainbow Network Communications

        Rainbow Network Communications, servicing primarily Rainbow's programming offerings, is a full service network programming origination and distribution company. Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing. Rainbow Network Communications completed a state of the art technology center, which consolidates all master control/playback and uplink facilities at one location. This new center is fully digital which enables Rainbow Network Communications to process audio and video signals in both standard and high definition.

Video-On-Demand Services

        Rainbow Media Holdings' on-demand services include Mag Rack, IFC Films On Demand, Uncensored On Demand, World Picks and Sportskool. Mag Rack provides a variety of on-demand special interest video magazines on such topics as photography, travel and health and science. IFC On Demand features films from IFC Films and Uncensored On Demand features films and programs that have been banned or censored for religious or political reasons or have been effectively banned from public view by mainstream media. World Picks offers subscription video-on-demand foreign language programming for carriage on cable systems and other distributors. Content consists of film and television programming from other countries. Sportskool features expert sports instruction, coaching and guidance for a wide range of sports and fitness activities.

        These services are currently offered to Cablevision's subscribers, and Mag Rack also has affiliate agreements with other distributors such as Insight Communications, Charter Communications and Mediacom LLC.

Rainbow HD Holdings

        Rainbow Media Holdings owns and operates a suite of 21 high definition channels, ranging from movies, music and museums to sports, travel and fashion, currently carried by Rainbow DBS' VOOMSM satellite service.

Film Production and Distribution Businesses

        Rainbow Media Holdings indirectly owns IFC Entertainment, IFC Films, IFC Theatres and IFC Productions. IFC Entertainment is a film library that purchases films or distribution rights in perpetuity to films. IFC Films distributes theatrically feature-length films, including certain films produced or co-produced by IFC Productions. IFC Theatres operates the Waverly Theatre in Greenwich Village, New York City, which is being renovated to showcase independent films and to provide a cultural hub for the independent film-making community. IFC Productions provides financing for both established filmmakers and low budget features.

Rainbow DBS

        Our Rainbow DBS business began operations in October, 2003 with the introduction of our VOOM service, which carries a larger number of high-definition channels than any other satellite provider or cable television system. As of March 1, 2004, the VOOMSM service offering included over 30 channels in high-definition, including 21 currently exclusive VOOMSM channels and over 70 standard definition channels. The VOOMSM service is transmitted by our Rainbow DBS satellite, Rainbow 1, that was constructed by Lockheed Martin, successfully launched in July 2003 and delivered to its 61.5°W.L. orbital position. From this orbital position, the satellite can provide coverage to the contiguous United States, provided customers have a line of sight to the satellite.

        Subsequent to the launch of our VOOMSM service we faced a number of start-up issues. We had not finalized enough programming agreements to offer our customers a channel lineup that included most of the popular programming services. We experienced problems with the operation of our satellite receivers. In addition, problems were encountered with the installation of an over-the-air antenna, a standard part of our package, which represented a component new to the installer community.

        We positioned the period between October 15, 2003 and January 31, 2004 as a free preview period. Customers were offered the VOOMSM equipment for $749.99, including our high definition television receiver, satellite dish, over-the-air antenna, standard professional installation, two-year in-home service warranty and a money back guarantee initially set to expire on February 28, 2004. In light of the start-up issues we faced, we reduced some of our planned marketing activities. In mid-January, we extended our free programming offer through March 31, 2004. During January and February, we tested various consumer offers so that we could better formulate our marketing strategy and tactics. In February 2004, we successfully concluded our negotiations for carriage of HBO and Cinemax, including seven standard definition and two high definition channels for each service. We also finalized program license deals for eight Turner networks, including CNN, TNT and TCM and four NBC networks, including Bravo, Bravo HD, CNBC and MSNBC. By this time, we were experiencing significant improvements in the performance of our consumer equipment.

        Based upon what we learned in test marketing and consumer surveys, late in February we significantly modified our offer to consumers. We now offer consumers programming packages ranging from $39.90 to $79.90 per month. Consumers who want these packages can acquire the equipment in one of two ways on a limited time basis. The first option is a no-money down offer with a monthly charge of $9.50 per month per satellite receiver. Alternatively, the consumer can choose to purchase the equipment and related installation for $499. Under this plan, each additional receiver will cost an incremental $199. Under either option, secondary receivers will be charged $5.00 per month as an additional outlet fee. Neither offer requires the consumer to subscribe to the VOOMSM service for any minimum period of time. Consumers who activated our service under our original offer will continue to receive our programming for free until March 31, 2004 or they can convert to the new offers and begin paying immediately. The consumer offer is subject to review and modifications.

        Our Rainbow DBS business received authorization from the FCC to construct, launch and operate five fixed service, Ka-band communications satellites that Rainbow DBS expects to use to provide additional services, including data and video applications. Rainbow DBS also invested $85 million, and owns a substantial interest in an entity that recently acquired licenses from the FCC to provide multichannel video distribution and data service (MVDDS) in 45 metropolitan areas in the United States. These areas include the New York City market, although it is uncertain whether the entity may exploit that license in light of FCC cross-ownership restrictions. Rainbow DBS believes that these frequencies could be used in conjunction with its satellite services to provide local broadcast or other signals.

        We have previously announced our intention to distribute to our shareholders all of the common stock of our subsidiary that will own our Rainbow DBS business as well as three of Rainbow Media's nationally distributed 24-hour entertainment services, AMC, The Independent Film Channel and WE: Women's Entertainment, and certain other assets. We have received a ruling from the Internal Revenue Service to the effect that the distribution will qualify as a tax-free transaction under Section 355 of the Internal Revenue Code. There can be no assurance that distribution will occur as planned or at all. Among other matters, the spin off is subject to final approval from our Board of Directors, the preparation, filing with the SEC and effectiveness of a Form 10 registration statement, and the successful completion of certain debt financings by the entity that will own the three national services. We expect to complete the spin off after the Form 10 is declared effective.

Competition

Cable Television

        Our cable television systems compete with a variety of other television programming delivery systems, including broadcast television signals available to homes within our market by over-the-air reception.

        The primary competitor to our cable television systems is direct broadcast satellite (DBS). Two major DBS systems, EchoStar and DirecTV, are now available to our customers. NewsCorp has recently acquired a controlling interest in DirecTV, which has significantly increased its competitive position. Through Rainbow DBS we also provide a national DBS service, which we launched in October 2003. We offer this service throughout the continental United States, including in areas served by our cable television systems. The federal laws now permit DBS systems to retransmit local broadcast television signals to their customers. This has also enhanced the competitive position of DBS.

        A telephone company may become a cable system operator, fully subject to the franchising, rate and other federal regulations applied to a cable system. Alternatively, it can operate an "open video system" (OVS) subject only to selected portions of the federal regulations applicable to our cable systems, but still subject to certain local municipal franchising powers. Companies have sought OVS status in areas in which our cable television systems operate and one, RCN Corporation, is currently operating OVS that compete with us in portions of New York City and New Jersey.

        Multichannel multipoint distribution services ("MMDS") deliver television programming over microwave super-high frequency channels received by subscribers with a special antenna. Satellite master antenna ("SMATV") systems, like MMDS, generally serve large multiple dwelling units under an agreement with the landlord. The statutory definition of a cable system excludes facilities that do not use public rights-of-way. This exempts SMATV and MMDS from local franchise and other requirements applicable to cable system operators.

        The FCC has established a wireless local multipoint distribution service ("LMDS") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with our cable television systems, as well as offer two-way communications services, but LMDS has not become a significant video competitor in our market.

        The FCC has also established a terrestrial direct-to-home multichannel video distribution and data service ("MVDDS") in allocated DBS spectrum to distribute video, data or other applications to subscribers via terrestrial transmission facilities and rooftop antennas. When deployed, this service may be used in competition with our cable television systems, though no such systems have yet been constructed or deployed in the United States.

        Although substantially all the franchises of our cable television system are non-exclusive, and municipalities are prohibited by law from unreasonably refusing to grant competitive franchises, most franchising authorities have granted only one franchise in each area we serve. Other cable television operators, however, could receive cable franchises for areas where our cable television systems are operated, or a municipality that regulates us could build its own cable system to compete with us.

        There can be no assurance that existing, proposed or as yet undeveloped technologies, including technologies that provide video over the Internet, will not become dominant in the future and render our cable television systems less profitable or even obsolete.

Rainbow DBS

        Rainbow DBS's direct broadcast satellite service, marketed as VOOMSM also competes with EchoStar and DirecTV, as well as cable operators and providers of MMDS and SMATV services.

        EchoStar and DirecTV have a highly-developed sales and distribution system. Their satellite receivers are sold in a significantly greater number of retail outlets than ours. As a result of these and other factors, our receivers and programming services are less well known to consumers than those of EchoStar and DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to EchoStar and DirecTV.

        DirecTV and EchoStar are, and will be for the foreseeable future, in an advantageous position with regard to operational experience, market entry, programming, and possibly, volume discounts for programming offers.

        Cable operators enjoy certain competitive advantages inherent in cable television technology over DBS providers. For example, cable companies are able to provide analog service to multiple television sets within the same household at an incremental cost to the consumer that is lower than the cost to DBS providers of servicing multiple sets. Cable companies are also investing heavily in new digital technologies that allow them to bundle traditional analog video offerings with expanded high-quality digital video delivered terrestrially or via satellite and other services, such as two-way high-speed Internet access and Voice over Internet Protocol services on upgraded cable systems. For example, many cable companies now offer on-demand television services (including, in some cases, high definition on-demand services) and high-speed Internet access over their upgraded fiber optic systems. These bundled services may be attractive to consumers due to discounting of the bundled services and the fact that the consumer receives a single bill. This bundling trend is likely to continue in the future with the expansion of the provision of high definition television services throughout the cable industry.

Programming and Entertainment

        Rainbow Media Holdings' programming networks compete in two highly competitive markets. First, our programming networks compete in the market for distribution of programming networks to cable television systems and other distributors of video services, such as DBS. Each of our programming services compete with other networks for the right to be carried on cable television systems and ultimately for viewing by each system's subscribers. Second, our programming networks compete with other video service distributors, including broadcasters and other programming entities to secure desired entertainment and sports programming. In each of these markets, some of our competitors are large publicly held companies that have greater financial resources than us.

Distribution of Programming Networks

        The business of distributing programming networks to cable television systems and other video service distributors is highly competitive, and most existing channel capacity is in use. In distributing a programming network, we face competition with other providers of programming networks for the right to be carried by a particular cable system and for the right to be carried by that cable system on a preferential "tier." Once our network is selected by a cable system or satellite distributor, that network competes for viewers not only with the other channels available on the cable network, but also with off-air broadcast television, pay-per-view and video-on-demand networks, online, radio, print, media, motion picture theaters, digital video disks, video cassettes and other sources of information, sporting events, and entertainment.

        Important to our success in each area of competition Rainbow Media Holdings faces are the prices it charges for its programming networks, the quantity, quality and variety of the programming offered on its networks, and the effectiveness of the networks' marketing efforts. The competition for viewers in the context of non-premium programming networks is directly correlated with the competition for advertising revenues with each of our competitors.

        Competition with other programming networks may be hampered because the cable television systems or DBS services through which distribution is sought may be affiliated with other programming networks. In addition, because such affiliated cable television systems or DBS services may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated cable television or DBS operators may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated cable television or DBS operators were to continue to carry our programming networks, there is no assurance that such cable television or DBS operators would not move our networks to less desirable tiers in the operator's services offering while moving the affiliated programming network to a more desirable tier, thereby giving the affiliated programming network a competitive advantage.

        New programming networks with affiliations to desired broadcasting networks like NBC, ABC, CBS or Fox may also have a competitive advantage over our new networks in obtaining distribution through the "bundling" of affiliation agreements with the cable system's right to carry the broadcasting network.

        An important part of our strategy involves exploiting identified niches of the cable television viewing audience that are generally well-defined and limited in size. Rainbow Media Holdings has faced and will continue to face increasing competition as other programming networks are launched that seek to serve the same or similar niches.

Sources of Programming

        We also compete with other programming networks to secure desired programming. Although some of this programming is generated internally through our efforts in original programming, most of our programming is obtained through agreements with other parties that have produced or own the rights to such programming. Competition for this programming will increase as the number of programming networks increases. Other programming networks that are affiliated with programming sources such as movie or television studios, film libraries, or sports teams may have a competitive advantage over us in this area.

Competition for Entertainment Programming Sources.

        With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include:

  •
  national commercial broadcast television networks,

  •
  local commercial broadcast television stations,

  •
  the Public Broadcasting Service and local public television stations,

  •
  pay-per-view programs

  •
  other cable program networks

        Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

Competition for Sports Programming Sources

        Because the loyalty of the sports viewing audience to a sports programming network is driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. Our sports networks compete for rights for teams or events principally with:

  •
  national cable networks that specialize in or carry sports programming,

  •
  television "superstations" which distribute sports and other programming by satellite,

  •
  the national commercial broadcast television networks,

  •
  independent syndicators that acquire and resell such rights nationally, regionally and locally, and

  •
  direct broadcast satellite operators.

        Our sports networks also compete for local and regional rights with the same group of competitors, with local commercial broadcast television stations, with other local commercial and regional sports networks and with the sports teams which hold such rights.

        Owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their local service areas for the right to distribute a number of the teams' games on their systems. Some of our competitors may also have ownership interests in sports teams or sports promoters. This may give them an advantage in obtaining broadcast rights for such teams or sports.

        To remain competitive in acquiring rights to sports programming, our sports networks attempt to secure long-term rights agreements with teams and athletic conferences. We also attempt to include, in rights agreements with teams, terms that provide our sports networks with exclusive negotiation periods prior to the scheduled expiration of the term of such agreements and/or which provide our sports networks with the right to match an offer made by a competing distributor of sports programming. Our sports networks, however, are not always successful in attaining these objectives, and we cannot be assured that our strategy will enable our sports networks to offer sports programming of the type and in the quantity or quality necessary for such networks to remain competitive.

        In addition to the above considerations, we operate in an environment that is affected by changes in technology. It is difficult to predict the future effect of technology on many of the factors affecting our competitive position. For example, data compression technology may make it possible for most video programming distributors to increase their channel capacity, thereby reducing the competition among programming networks and broadcasters for channel space. As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal.

Madison Square Garden

        Madison Square Garden and Radio City Music Hall compete with other entertainment venues in the New York metropolitan area. Competition is affected primarily by the quality of the sports and entertainment offered to consumers and, to a lesser extent, by factors such as price, arena quality and location.

Clearview Cinemas

        Clearview Cinemas as a smaller, regional film exhibitor, competes with a number of large theater chains and independent theaters with respect to acquiring licenses to films and attracting patrons. The principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theater chain and of the particular theater, quality of projection and sound equipment and the exhibitor's ability and willingness to promote the distributor's films. Most of our competitors are in a stronger competitive position than Clearview Cinemas based upon these factors. We believe that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theaters, theater comfort and environment, projection and sound quality, level of service and ticket price. The theater exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated and pay television and home video systems.

Telephone Services

        Lightpath faces substantial competition from incumbent local exchange carriers ("ILECs"), such as Verizon Communications, Inc. and SBC Communications, Inc., which are the dominant providers of local telephone services in their respective service areas. ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network and long-standing relationships with customers.

        While Lightpath and the ILECs are competitors, Lightpath must enter into interconnection agreements with each ILEC so that Lightpath's customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers. Federal and state law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation. The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and an ILEC. Agreements are also subject to approval by the state regulatory commissions. Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut and with SBC for portions of Connecticut, which have been approved by the respective state commissions. These agreements are for limited terms and will be required to be renegotiated, arbitrated and approved subject to the laws in effect at the time.

        Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications marketplace, competitive local exchange carriers ("CLECs"). In addition to the ILECs and CLECs, other potential competitors capable of offering local, private line and special access services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users. A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath.

Rainbow DBS

        Rainbow DBS is operating in an intensely competitive industry and faces direct competition from other DBS providers including Direct TV and Echostar, each of which is much larger and has greater financial resources than Rainbow DBS, has highly developed sales and distribution systems and more extensive channel capacity and program offerings. Rainbow DBS also competes directly with cable television providers, which benefit from certain advantages over Rainbow DBS including having greater financial resources, large customer bases and the ability to bundle services such as video and high-speed Internet access. Cable television operators and Echostar and Direct TV enjoy substantial competitive advantages over Rainbow DBS in the acquisition of programming.

Regulation

Cable Television

        Our cable television systems are regulated under congressionally imposed uniform national guidelines, first set in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996.

        This federal legislation authorizes states or localities to franchise our cable television systems but sets limits on their franchising powers. It sets a ceiling on cities and other communities imposing franchise fees of not more than 5% of our gross revenues from our provision of cable services. It prohibits localities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial of renewal. Our franchising authorities cannot grant an exclusive cable franchise to us and cannot unreasonably refuse to award an additional franchise to compete with us.

        Localities may require free access to public, educational or governmental channels on our systems. We must make a limited number of commercial leased access channels available for potentially competitive video services. Federal law prohibits obscene programming and requires us to sell or lease devices to block programming considered offensive by a customer.

        Federal law requires us to establish a "basic service" package consisting, at a minimum, of all local broadcast signals that we choose to carry, as well as all public, educational and governmental access programming carried by our systems.

        The rates for our basic service package are subject to regulation by local franchising authorities. Local municipalities or state cable television regulators may also regulate the rates we charge for the installation and lease of the equipment used by subscribers to receive the basic service package, including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets.

        We are permitted to compute our regulated equipment rates by aggregating our costs of broad categories of equipment at the franchise, system, regional or company level.

        The FCC's rules prevent us, unless we can justify higher rates on the basis of our costs, from raising the rates we charge for the basic service package beyond an inflation indexed amount, plus increases in certain costs beyond our control, such as taxes, franchise fees and increased programming costs that exceed the inflation index. Increases in fees we pay to broadcast stations for the retransmission of their signals may also be passed through to our subscribers.

        The FCC also adopted guidelines for "cost-of-service" showings, pursuant to which we can attempt to justify rates in excess of the basic service package benchmarks. The FCC in addition permits rate adjustments attributed to the cost of a rebuild or a substantial upgrade of our cable systems plant.

        Rate regulation, including regulation of our basic service package, is by federal law eliminated if one of our cable systems is subject to "effective competition" from another multichannel video programming provider, such as a telephone company, a DBS operator, or a competing OVS or cable company like RCN. Our cable television systems gain greater flexibility in packaging and pricing when the FCC makes a finding of "effective competition" based on such competition. We have been successful in obtaining from the FCC such an "effective competition" finding in certain communities in our market and are currently seeking such a finding in other communities.

        The FCC had authority to reduce the rates for our service packages other than our basic service package but that authority has now expired. Services that we offer on a per channel or per program basis, like HBO, have never been subject to rate regulation by either local municipalities or the FCC.

        We are required by federal law to carry all local broadcast stations, or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal. A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent. Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.

        The FCC is currently considering whether to adopt similar "must carry" rules for broadcasters' new digital TV channels. The FCC in 2001 reached the tentative conclusion that "dual must carry" rules would be unconstitutional, if our systems were required to carry these digital channels, in addition to broadcasters' existing analog broadcast channels, before broadcast stations fully transition from analog to digital broadcasting by 2006. But the FCC has asked for additional information to help it finally resolve this issue. The FCC is also attempting to resolve whether after the digital transition broadcasters will be able to demand mandatory carriage for all digital programming streams they broadcast in the same spectrum space they used for their analog signal.

        Congress has required the FCC to set limits on the number of channels that we can program with programming services we control, and a national limit on the number of subscribers we can serve. The FCC established a 40% limit on the number of channels of one of our cable television systems that can be occupied by programming services in which we have an attributable interest. The FCC also set a national limit of 30% on the number of multichannel video households that we can serve.

        In 2001, a federal appellate court held unconstitutional the FCC's rules establishing the 30% national multichannel subscriber limit and the 40% channel occupancy limit. The FCC is reviewing the ownership rules in light of that decision. A different panel of the same court invalidated an FCC rule that barred us from owning a broadcast station in the same market in which we own a cable system.

        The FCC was required by federal law to develop standards to allow subscribers to use set top boxes purchased or leased from any distributor to access programming on their local cable system. Cable operators are prohibited from deploying digital boxes that do not meet these standards by 2005.

        FCC rules require that we black out certain network and sports programming on imported distant broadcast television signals upon request. The FCC also requires that we delete syndicated programming carried on distant signals upon the request of any local television/broadcast station holding the exclusive right to broadcast the same program within our local television market.

        The FCC regulates us in such areas as customer service, technical standards, privacy, rates for leased access channels, and obscenity and indecency. The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment. The FCC is currently reviewing proposed standards for compatibility of digital equipment.

        The FCC also imposes restrictions on our origination cablecasting channels and imposes rules governing political broadcasts; ownership and control of cable home wiring in single family residences and multiple dwelling units; and limitations on advertising contained in children's programming that we carry.

        The FCC requires us to pay annual "regulatory fees" for its services that we may pass on to subscribers. Other fees are assessed for the FCC licenses we hold for business radio, cable television relay systems and earth stations. These fees may not be collected from our subscribers.

        The FCC has authority to regulate utility company rates for cable rental of pole and conduit space unless states establish preemptive regulations in this area. The states in which our cable television systems operate have adopted such regulations. Utilities must provide cable television systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

        The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. The FCC's authority to set pole access rates for cable Internet access services have been upheld by the Supreme Court, reducing potential costs to us for such attachments. The states in which we operate have, to date, adopted the FCC regulations, although they remain free to adopt other pole attachment rules.

        Cable Internet Service.    Some parties have proposed in the past few years federal, state and local requirements that would force cable systems to provide access to third-party Internet service providers in addition to services the cable system itself provides, such as our Optimum Online cable modem service. Several federal court decisions have invalidated local franchising authority requirements that the cable system in the community provide access to all third-party Internet service providers. In March 2002, the FCC determined that services like Optimum Online should be classified as "information services" for regulatory purposes. The FCC has traditionally subjected information services to a lesser degree of regulation than "telecommunications services," which are offered to the public for a fee on a common carrier basis. The FCC has asked whether it should nonetheless require cable operators to provide transmission capacity to unaffiliated Internet service providers. The FCC has not yet resolved this matter. The FCC's determination that cable modem service is an information service was reversed by a three-judge panel of one federal court of appeals. The FCC has asked the full court to review this decision.The outcome of the appeal and the FCC's proceeding could affect the regulatory classification of Optimum Online, the regulatory obligations imposed on the service, and the extent to which states and local authorities may regulate it or assess fees upon revenues generated by it.

        VoIP.    Our rollout of Optimum Voice, a Voice over Internet Protocol ("VoIP") service that is offered via our cable modem service as an add-on to our Optimum Online service, could also be affected by FCC decisions. The regulatory treatment of VoIP services like Optimum Voice is uncertain. The FCC, Congress, and the states are continuing to look at issues surrounding the provision of VoIP. In February 2004, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services. Congress and several state commissions also are reviewing the provision of VoIP services. We cannot predict what if any statutory or regulatory obligations will be imposed on VoIP services like Optimum Voice and what if any role state and local authorities will have in regulating these services.

        Federal Copyright Regulation.    We are required to pay copyright royalty fees to receive a statutory compulsory license to carry broadcast television signals. The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in the statutory compulsory licenses for cable television carriage of broadcast signals. Such changes if made could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

        State and Municipal Regulation of Cable Television.    Regulatory responsibility for local aspects of the cable business such as franchisee selection, system design and construction, safety, and consumer services remains with either state or local officials and, in the jurisdictions in which we operate, with both.

        New York, New Jersey and Connecticut laws provide for comprehensive state-wide cable regulation, including approval of transfers of our cable franchises and consumer protection legislation. State and local franchising jurisdiction, however, must be exercised consistently with federal law. Among the more significant federal restrictions is a 5% ceiling on franchise fees and mandatory renegotiation of certain franchise requirements if warranted by changed circumstances.

Programming and Entertainment

        Cable television program distributors, such as Rainbow Media Holdings, are not directly regulated by the FCC. But they are regulated indirectly when they are affiliated with a cable television system operator like Cablevision. Moreover, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, which are directly regulated by the FCC, Rainbow Media Holdings' business will be directly affected.

        Federal law limits our ability to freely manage the sale of Rainbow Media Holdings' services. The "program access" provisions of federal law require that Rainbow Media Holdings' programming services, to the extent that they are delivered by satellite, be sold to competing multichannel video programming providers, such as MMDS, SMATV, DBS and competing cable "over build" operations. Rainbow Media Holdings cannot have exclusive contracts with cable operators for services delivered by satellite, nor can it unreasonably discount as to prices, terms and conditions of sale or distribution. These restrictions will continue to apply after the consummation of the proposed spin off of Rainbow DBS and the Rainbow national services assuming continuity of ownership of significant Cablevision shareholders in the spun-off entity.

        These program-access rules do not generally cover terrestrially-delivered programming created by cable-system affiliated programmers such as Rainbow Media Holdings. Proposals to Congress by our competitors to adopt such extensions have not been successful. We cannot predict whether such an expansion of the program access rules might in the future be adopted by the FCC or Congress and, if so, what effect it might have on Rainbow Media Holdings.

        As noted above, broadcast stations have the right to be carried on our cable television systems and those of other cable companies under the so-called "must carry" rules. This reduces significantly the amount of channel space that is available for carriage by cable television systems of networks distributed by Rainbow Media Holdings. The FCC is currently considering whether to require cable television systems also to carry each broadcast station's digital broadcast signal, as well as its existing analog broadcast signal, during the transition period to complete conversion of all broadcast television stations from analog technology to digital technology. This transition is currently scheduled to occur by December 31, 2006. This "dual must carry" scheme, if adopted, would even more significantly reduce the amount of channel space available for Rainbow Media Holdings' services both on our own cable television systems and those owned by other companies. Broadcast stations may also gain a competitive advantage if the FCC rules that cable operators must carry multiple digital programming streams broadcast within the same spectrum space currently occupied by a broadcaster's analog signal.

        The FCC has also imposed requirements on cable operators that, in effect, require certain of Rainbow Media Holdings' services to provide closed captioning for the hearing-impaired.

        All satellite carriers must under federal law offer their service to deliver Rainbow Media Holdings and its competitor programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage. Numerous competing satellite services today provide transponders that Rainbow Media Holdings could use to deliver its programming networks.

Rainbow DBS

        Our Rainbow DBS direct broadcast satellite service is subject to significant federal regulation. The FCC requires DBS operators like Rainbow DBS to obtain licenses to operate and transmit from the satellites we use or plan to use to provide this service and from earth stations we use to control the satellite and transmit programming to it. We have obtained a license from the FCC to operate our Rainbow 1 DBS satellite and the necessary ground stations, and authorizations to construct several additional satellites. We have also received special temporary authority to operate on certain of the DBS frequencies that Rainbow DBS uses. Our temporary authority may expire at any time or upon a permanent allocation of the licenses to those frequencies by the FCC. Additionally, we have received authority from the FCC to construct, launch and operate five fixed satellite service, or FSS, Ka-band communications satellites. We do not currently have any Ka-band build-out funding available nor have we initiated any discussions to acquire such funding. We also hold a substantial interest in an entity that has acquired terrestrial multichannel video distribution and data service (MVDDS) licenses in 45 metropolitan areas including New York, Miami, Los Angeles, and Cleveland.

        These license and authorizations are subject to conditions (including construction milestones, for satellites not yet built) as well as to the FCC's authority to modify, cancel or revoke them. We cannot provide assurances that the FCC will grant applications to renew any or all of our licenses at the end of their respective terms. Additionally, FCC rules prohibit us from holding more than a 20% interest in the MVDDS license in the New York market because of common ownership with Cablevision's cable systems there. This restriction would remain even after the proposed spin off of Rainbow DBS and the Rainbow national services assuming the continuity of ownership of significant Cablevision shareholders in the spun-off entity. Absent a waiver of this restriction by the FCC, we would need to divest all or a sufficient portion of our investment in the New York City MVDDS license to comply with the restriction. We cannot provide any assurance that the FCC would grant the waiver necessary for us to retain our interest in the New York license.

        Other requirements affect the content of DBS services. Carriage of local television signals by DBS operators is regulated under the Satellite Home Viewer Improvement Act. Rainbow DBS does not currently include the carriage of any local television signals. DBS operators are also required to set aside four percent of its channel capacity for noncommercial educational, informational programming. Additionally, they must offer "equal opportunities" to political candidates if it permits opposing candidates to use its DBS satellite facilities and provide "reasonable access" to its facilities by candidates for federal office upon request.

        Currently, U.S. DBS satellites operate in a nine-degree orbital spacing environment. The FCC has initiated a proceeding to determine whether it is technically feasible to reduce the nine-degree orbital spacing environment. Permitting short-spaced DBS satellites could cause increased levels of interference to our DBS satellite from a nearby short-spaced DBS satellite. The FCC has authorized other types of satellite and terrestrial services to operate on some of the same frequencies used by our DBS system. Although no such systems are in operation today, there can be no assurance that these systems, should they become operational, would not interfere with our DBS operations.

        Our DBS system, like all United States DBS systems, also must conform to the International Telecommunications Union ("ITU") broadcasting satellite service plan. Our DBS system does not conform to that plan and, as it has done for other DBS operators, the U.S. Government has filed modifications to the plan with the ITU on our behalf. We cannot predict when the ITU will act upon these requests for modifications or if the modifications will be granted. Our other satellite authorizations also will require filings with the ITU and we may be requested to coordinate those operations with satellite systems in other countries. We cannot predict whether any such coordinations would be successful or would affect our operations.

        Rainbow DBS benefits from certain provisions of the 1992 Cable Act that provide for nondiscriminatory access to others' programming. As noted above, cable-affiliated programmers generally must offer programming they have developed to all multi-channel video programming distributors on non-discriminatory terms and conditions, and the 1992 Cable Act and the FCC's rules prohibit some types of exclusive programming contracts. Rainbow DBS will purchase a substantial percentage of its programming from cable-affiliated programmers. Any change in the FCC's rules to permit cable-affiliated programmers to discriminate against businesses that compete with cable, such as Rainbow DBS, in the sale of programming could adversely affect Rainbow DBS's ability to acquire programming at all or to acquire programming on a cost-effective basis. The FCC recently extended the program access rules through 2005.

Telephone Services

        The Telecommunications Act of 1996 was enacted to remove barriers to entry in the local telephone market that continues to be monopolized by the Bell Operating Companies ("BOCs") and other incumbent local exchange carriers ("ILECs") by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks. The law permits the BOCs to enter the market for long distance service (through a separate subsidiary), on a state-by-state basis, after they satisfy a "competitive checklist." The 1996 Telecommunications Act also facilitates the entry of utility companies into the telecommunications market.

        The 1996 Telecommunications Act entitles our Lightpath subsidiary to certain rights, but as a telecommunications carrier, it also subjects Lightpath to regulation by the FCC and the states. Lightpath's designation as a telecommunications carrier also results in other regulations that may affect Lightpath and the services it offers. The rights and obligations to which CLECs are entitled and subject have been and likely will continue to be subject to litigation in the courts and further review and revision by the FCC and Congress.

        The 1996 Telecommunications Act requires Lightpath to interconnect directly or indirectly with other telecommunications carriers. In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network (i.e., reciprocal compensation). Accordingly, Lightpath is entitled, in some cases, to reciprocal compensation from carriers when it terminates their originating calls on its network. With regard to reciprocal compensation, the FCC issued an order that under certain circumstances capped compensation for terminating traffic at the facilities of Internet service providers ("ISP-bound traffic") and in other circumstances eliminating compensation for ISP-bound traffic. On appeal, the federal court found that the FCC did not adequately support its findings regarding reciprocal compensation for ISP-bound traffic and remanded the FCC's order back to the FCC for further consideration. In addition, several parties have asked the FCC to reconsider its decision. The FCC has taken no action on either the remand from the federal court or on the petitions for reconsideration. Further, the FCC is exploring methods to unify intercarrier compensation and access charges and is considering a bill-and-keep approach (i.e., no compensation is paid between carriers) as well as other alternative modifications to the existing intercarrier compensation regimes. Lightpath's revenues may be negatively affected by FCC and court decisions on both compensation matters.

        The FCC has also adopted guidelines for implementing the interconnection and local competition provisions of the 1996 Telecommunications Act. In order to foster competition in the local exchange market, the FCC requires ILECs to offer access to certain portions of their communications networks (known as network elements) to competitors such as Lightpath at cost-based rates. The FCC's initial 1996 decision implementing the interconnection and local competition provisions of the 1996 Telecommunications Act has been appealed, reconsidered, and modified several times. In January 1999, the United States Supreme Court upheld the FCC's authority to require ILECs to offer portions of their network to CLECs at cost-based rates. Similarly, in May 2002, the Supreme Court upheld the FCC's pricing methodology for developing cost-based rates.

        In August 2003, the FCC modified the list of network elements to reduce the number of elements ILECs must offer to competitors. In addition, the FCC has established a three-year transition period for the elimination of line sharing, which permitted competing carriers to offer digital subscriber line services over the same copper loop facilities used by the ILECs to provide voice telephone service. The FCC's August 2003 action has been appealed and in March 2004 was vacated and remanded by the United States Court of Appeals for the District of Columbia Circuit for further consideration. The FCC has also initiated a comprehensive review of its rules setting the price that competitors pay for ILEC network elements. Although Lightpath does not rely principally on the network elements purchased from ILECs, the ultimate outcome of the appeal or any subsequent FCC action could affect Lightpath's and other competitors' ability to obtain access to elements of the ILECs' networks they require to provide service to their customers. In addition, any changes to the pricing scheme for network elements may affect Lightpath's revenues.

        In addition to these proceedings and matters arising under the obligations of the 1996 Telecommunications Act, there are several other competition-related issues that the FCC is reviewing as part of its ongoing examination of the competitive marketplace. First, the FCC is considering whether to adopt a set of performance measures and standards for certain ILEC services provided to CLECs to improve the quality of service competitors receive with respect to those services. Second, the FCC is considering how to regulate broadband services provisioned by ILECs and other wireline providers of broadband Internet access services, which includes Lightpath. The outcome of this broadband proceeding may affect the degree of regulation to which Lightpath's services are subject in the future, including increased costs due to a finding that these services should be subject to universal service contribution requirements discussed below.

        Lightpath is subject to federal and state regulations that implement universal service support for access to telecommunications services and information services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced telecommunications services by schools, libraries, and rural health care providers. Currently, the FCC assesses Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers. The FCC adopted new rules regarding the assessment of universal service contributions in December 2002. Instead of assessing universal service contributions based on revenues accrued six months prior, contributions will now be based on projections of revenue. Also, the FCC placed limits on the mark-up carriers may place on the universal service line items on their customer bills. Several parties have asked the FCC to reconsider these rules. In addition, the FCC is considering assessing carriers' universal service contributions based on a flat-fee charge, such as a per-line charge. The FCC is also reviewing whether to impose universal service obligations on additional types of providers, such as a VoIP service like Optimum Voice. States may also assess such payments and subsidies for state universal service programs. Any changes to the assessment and recovery rules for universal service may affect Lightpath's and Optimum Voice's revenues.

        Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of regulatory fees to fund the Telecommunication Relay Services fund, local number portability administration, and the North American Numbering Plan.

        Like ILECs, CLECs may assess interstate access charges on interexchange carriers whose customers access the ILEC or CLEC's local network. CLECs have not been subject to the extensive regulation to which ILECs have been subject and CLECs have been able to set their own interstate access rates so long as they are just, reasonable, and not unreasonably discriminatory. However, the FCC has issued an order implementing a benchmark for decreasing access rates that CLECs can charge, moving such rates in alignment with lower ILEC access rates. The order is under reconsideration by the FCC. This decision affects Lightpath's revenues.

        Finally, as ILECs obtain authority to offer long distance services bundled with local services, which allows them to enter the long distance market and to compete with other interexchange carriers like Lightpath, Lightpath's revenues may be affected by customers who choose to obtain local and long distance services from the dominant service provider in the market, the ILEC.

        Lightpath is also subject to regulation by the state commissions in each state in which it provides service. In order to provide service, Lightpath must seek approval from each such state commission and may at times require local approval to construct facilities. Lightpath is currently authorized and provides service in New York, Connecticut, and New Jersey.

        Lightpath's regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds, and other forms of indebtedness of the telephone company;

reporting customer service and quality of service requirements; making contributions to state universal service support programs; geographic build-out; and other matters relating to competition.

Employees and Labor Relations

        As of December 31, 2003, we had 12,045 full-time, 2,758 part-time and 4,017 temporary employees of which 457, 1,022 and 2,558, respectively, were covered under collective bargaining agreements. We believe that our relations with employees are satisfactory.

Available Information

        Our Website address is www.cablevision.com. We make available through our Website links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish those reports to the Securities and Exchange Commission.

Item 2.    Properties

        We own our headquarters building located in Bethpage, New York with approximately 564,000 square feet of space, certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 661,000 square feet of space and 205,000 square feet of space in South Dakota housing our satellite tracking system equipment. Through Madison Square Garden, we also own the Madison Square Garden arena (with a maximum capacity of approximately 21,000 seats) and theater complex (approximately 5,400 seats) in New York City comprising approximately 1,179,000 square feet and a training center in Greenburgh, New York with approximately 105,000 square feet of space. We generally own all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment. We also generally own our service and other vehicles.

        We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 2,448,000 square feet of space primarily in New York, New Jersey and Connecticut. We lease several business offices in Woodbury, New York with an aggregate of approximately 296,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space. Other significant leasehold properties include approximately 197,000 square feet in New York City housing Madison Square Garden's office operations and storage facilities and approximately 577,000 square feet in New York City comprising Radio City Music Hall (approximately 5,900 seats).

        Clearview Cinemas leases 45 theaters (22 in New Jersey, 20 in New York, 2 in Pennsylvania and 1 in Connecticut) with approximately 43,100 seats and owns an additional 9 theaters (5 in New York and 4 in New Jersey) with approximately 6,500 seats.

        We believe our properties are adequate for our use.

Item 3.    Legal Proceedings

        The Company is party to various lawsuits, some involving substantial amounts. Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

At Home

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

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT seeks monetary damages of "at least $12.5 million" due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit. As a result of the March 2003 agreement discussed below, the litigation with the YES Network has been stayed and, under the terms of the agreement, will ultimately be dismissed.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement. If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration. The final terms established will be retroactively applied to March 31, 2003. The parties were unable to reach an agreement on a long-term arrangement and the matter was submitted to arbitration. The hearing before the arbitration panel ended in March 2004 and the parties expect that a decision will be issued prior to the start of the major league baseball season in April 2004. As part of the March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experiences, during the term of the one-year interim agreement, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors.

Tracking Stock Litigation

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on

October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. The Company intends to contest the lawsuit vigorously. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. The parties are awaiting a decision from the court on this motion.

Time Warner Litigation

        On November 14, 2003, American Movie Classics Company filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner's anticipatory repudiation of its cable television affiliation agreement with American Movie Classics. American Movie Classics Company filed that action as a result of Time Warner's notice purporting to terminate the contract based upon their allegation that American Movie Classics had changed its programming. The Company believes the notice was improper. American Movie Classics Company is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages. Time Warner filed an answer and counterclaims in December 2003 that, among other things, seeks a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract.

Accounting Related Investigations

        The Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York are conducting investigations into matters related to the improper expense recognition discussed in Note 2 of the consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for the Registrants' Common Equity and Related Stockholder Matters

        The information called for by Item 201(d) of Regulation S-K under Item 5 and Item 12 is hereby incorporated by reference to Cablevision's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2004 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2004, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

        Cablevision NY Group Class A common stock is traded on the NYSE under the symbol "CVC". On March 30, 2001, Rainbow Media Group Class A tracking stock began trading on the NYSE under the symbol "RMG" until its exchange on August 20, 2002 for Cablevision NY Group Class A common stock.

Price Range of Cablevision NY Group Class A Common Stock

        The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock as reported on the NYSE.

	High	Low
Year Ended December 31, 2003:
First Quarter	$20.30	$15.42
Second Quarter	$24.01	$18.72
Third Quarter	$23.02	$17.47
Fourth Quarter	$23.45	$17.50
	High	Low
Year Ended December 31, 2002:
First Quarter	$48.25	$31.45
Second Quarter	$33.89	$7.60
Third Quarter	$11.88	$4.67
Fourth Quarter	$18.35	$6.38

Price Range of Rainbow Media Group Class A Tracking Stock

        The following tables set forth for the periods indicated the intra-day high and low sales prices per share of Rainbow Media Group Class A tracking stock through August 20, 2002, the date of its exchange for shares of Cablevision NY Group common stock, as reported on the NYSE.

	High	Low
Year Ended December 31, 2002:
First Quarter	$29.06	$22.85
Second Quarter	$26.40	$5.60
Third Quarter (through August 20, 2002)	$11.51	$5.51

        As of March 1, 2004, there were 1,042 holders of record of Cablevision NY Group Class A common stock.

        See Item 1. "Business—Tracking Stock" for a description of the tracking stock distributed to Cablevision's stockholders on March 29, 2001 and the subsequent exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock on August 20, 2002.

        There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share. As of March 1, 2004, there were 29 holders of record of Cablevision NY Group Class B common stock.

        All outstanding shares of common stock of CSC Holdings are held by Cablevision.

        Dividends.    Neither CSC Holdings nor Cablevision have paid any cash dividends on shares of Class A or Class B common stock. Cablevision does not anticipate paying any cash dividends on shares of Cablevision NY Group Class A or Class B common stock in the foreseeable future.

        Cablevision and CSC Holdings may pay dividends on their capital stock only from surplus as determined under Delaware law. If dividends are paid on the Cablevision NY Group common stock, holders of the Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Cablevision NY Group Class A common stock may be paid only with shares of Cablevision NY Group Class A common stock and stock dividends with respect to Cablevision NY Group Class B common stock may be paid only with shares of Cablevision NY Group Class B common stock.

        CSC Holdings paid $174.5 million of cash dividends on the Series H and M Preferred Stock in each of 2003 and 2002. In 2003, CSC Holdings paid $5.0 million of dividends on its 10% Series A Exchangeable Participating Preferred Stock in the form of additional shares of Preferred Stock. CSC Holdings is restricted from paying dividends on its preferred stock under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, CSC Holdings' senior credit agreement, senior debentures and senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.

        Dividends may not be paid in respect of shares of Cablevision's common stock unless all dividends due and payable in respect of the preferred stock of CSC Holdings have been paid or provided for. See Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Recent Sales and Use of Proceeds

        In July 2003, CSC Holdings issued 258,056 shares of common stock, $0.01 par value, to Cablevision in satisfaction of $304.4 million in intercompany payables from CSC Holdings to Cablevision. This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as an issuance not involving a public offering.

Item 6.    Selected Financial Data

SELECTED FINANCIAL AND STATISTICAL DATA

        The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision and CSC Holdings. Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Charles F. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. CSC Holdings' operating, balance sheet and statistical data prior to April 5, 1999 has been restated to include the financial position, results of operations and statistical information of the systems acquired from Tele-Communications, Inc. from March 4, 1998, the date of acquisition by the Company. See Note 2 of the consolidated financial statements of Cablevision and CSC Holdings for a discussion regarding the restatements of our financial statements. The selected financial data presented below should be read in conjunction with the consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

	Cablevision Systems Corporation
	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated)(a)	(As Restated)(a)	(As Restated)(b)	(As Restated)(c)
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$4,177,148	$3,801,835	$3,595,047	$3,636,523	$3,268,600
Operating expenses:
Technical and operating	1,909,906	1,707,231	1,685,252	1,631,463	1,471,802
Selling, general and administrative	1,173,162	955,866	963,432	985,627	1,070,225
Other operating income	(8,993)	—	—	—	—
Restructuring charges	10,725	74,091	42,722	—	—
Depreciation and amortization	1,060,651	873,648	1,115,494	976,164	870,953

Operating income (loss)	31,697	190,999	(211,853)	43,269	(144,380)
Other income (expense):
Interest expense, net	(603,136)	(484,041)	(517,851)	(551,915)	(456,593)
Equity in net income (loss) of affiliates	429,732	(42,375)	(68,206)	(17,098)	(19,234)
Gain (loss) on sale of cable assets and programming interests, net	(13,644)	—	2,174,664	1,209,865	—
Impairment charges on At Home investment	—	—	(108,452)	(139,682)	—
Gain (loss) on investments, net	235,857	(881,394)	109,355	(6,747)	(4,239)
Write-off of deferred financing costs	(388)	(6,931)	(18,770)	(5,209)	(4,425)
Gain (loss) on derivative contracts, net	(208,323)	924,037	281,752	—	—
Loss on extinguishment of debt	—	(17,237)	(15,348)	—	—
Gain on termination of At Home agreement	—	—	25,190	—	—
Minority interests	(138,168)	(220,568)	(372,694)	(153,884)	(122,313)
Miscellaneous, net	3,624	(5,656)	(8,919)	(5,545)	4,277

Income (loss) from continuing operations before taxes	(262,749)	(543,166)	1,268,868	373,054	(746,907)
Income tax benefit (expense)	(20,367)	74,382	(225,577)	(67,669)	(35,560)

Income (loss) from continuing operations	(283,116)	(468,784)	1,043,291	305,385	(782,467)
Income (loss) from discontinued operations, net of taxes (including loss on the sale of the retail electronics business of $8,382 in 2003 and gain on sale of programming interests of $663,352 in 2002)	(14,123)	562,667	(61,841)	(39,263)	(44,807)

Net income (loss)	$(297,239)	$93,883	$981,450	$266,122	$(827,274)

See Notes on page 37.

	Cablevision Systems Corporation
	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated)(a)	(As Restated)(a)	(As Restated)(b)	(As Restated)(c)
	(dollars in thousands, except per share data)
INCOME (LOSS) PER SHARE:
Basic net income (loss) per common share
Income (loss) from continuing operations	$(0.99)	$(1.60)	$3.70	$1.10	$(3.13)

Income (loss) from discontinued operations	(0.05)	$1.92	$(0.22)	$(0.14)	$(0.18)

Net income (loss)	(1.04)	$0.32	$3.48	$0.96	$(3.31)

Basic weighted average common shares (in thousands)	285,486	293,516	281,938	277,473	249,696

Diluted net income (loss) per common share
Income (loss) from continuing operations	(0.99)	$(1.60)	$3.65	$1.09	$(3.13)

Income (loss) from discontinued operations	(0.05)	$1.71	$(0.22)	$(0.14)	$(0.18)

Net income (loss)	(1.04)	$0.29	$3.43	$0.95	$(3.31)

Diluted weighted average common shares (in thousands)	285,486	331,959	285,731	280,751	249,696

Cash dividends declared per common share	—	—	—	—	—

Notes:

  (a)
  See Note 2 to Consolidated Financial Statements for information on the restatement of the financial statements for this period.

  (b)
  The Operating Data and Balance Sheet Data for 2000 have been derived from unaudited consolidated financial statements of Cablevision and CSC Holdings that have been restated to account for improperly recorded expenses as discussed in Note 2 to the Consolidated Financial Statements and certain other errors. The adjusting amounts include expenses recorded in 2000 that should have been recorded in later periods and the correction of certain errors relating primarily to a correction of an error made in recording minority interests and launch and marketing support payments that should have been recognized in different periods.

  (c)
  The Operating Data and Balance Sheet Data for 1999 have been derived from unaudited consolidated financial statements of Cablevision and CSC Holdings that have been restated to reflect the correction of certain errors relating primarily to a correction of an error made in recording minority interests and launch and marketing support payments that should have been recognized in different periods. The investigation into improper expense recognition, described in Note 2 to Consolidated Financial Statements, identified $16.8 million of operating expenses that were improperly recognized in 1999 and should have been recognized in 2000 and later periods. As part of the restatement of our financial statements for 2000 and later periods, we recorded those expenses in the appropriate period. However, we did not restate the 1999 financial statements to remove those expenses because the investigation into the improper expense accruals did not extend to periods prior to 1999. We did not have sufficient data to appropriately adjust the 1999 results to include in that year expenses that may have been improperly accelerated in earlier periods.

	Cablevision Systems Corporation
	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated)(a)	(As Restated)(a)	(As Restated)(b)	(As Restated)(c)
	(dollars in thousands, except per share data)
Balance Sheet Data:
Total assets	$11,189,199	$10,597,458	$10,299,665	$8,286,929	$7,130,308
Total debt	8,501,417	7,696,982	6,965,261	6,459,076	5,987,593
Minority interests	580,766	626,571	870,675	591,329	611,436
Preferred stock of CSC Holdings	1,624,295	1,544,294	1,544,294	1,544,294	1,404,511
Stockholders' deficiency	(1,989,802)	(1,722,361)	(1,588,206)	(2,505,898)	(3,093,749)
	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated)(a)	(As Restated)(a)	(As Restated)(b)	(As Restated)(c)
	(dollars in thousands, except per share data)
Statistical Data:
Cable:
Homes passed by cable	4,401,000	4,369,000	4,337,000	4,698,000	5,200,000
Basic service subscribers	2,944,000	2,963,000	3,008,000	3,193,000	3,492,000
Basic service subscribers as a percentage of homes passed	66.9%	67.8%	69.4%	68.0%	67.2%
Number of premium television units	8,040,000	6,462,000	7,100,000	7,767,000	7,715,000
Average number of premium units per basic subscriber at period end	2.7	2.2	2.4	2.4	2.2
Average monthly revenue per basic subscriber(1)	$54.57	$51.28	$49.11	$46.57	$44.38
High-Speed Data Service:
Homes released(2)	4,401,000	3,696,000	2,975,000	2,000,000	978,000
Customers	1,057,000	770,100	506,700	238,500	52,100
Customers as a percentage of homes released	24.0%	20.8%	17.0%	11.9%	5.3%

(1)
Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues attributable to monthly service charges for the last month in the period, excluding pay-per-view, video-on-demand, installation, advertising and home shopping revenues, by the average number of basic subscribers connected to the cable television system for that month.

(2)
Homes released are homes in areas that can be serviced by our high-speed data service. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

See Notes on page 37.

	CSC Holdings, Inc.
	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated)(a)	(As Restated)(a)	(As Restated)(b)	(As Restated)(c)
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$4,177,148	$3,801,835	$3,595,047	$3,636,523	$3,268,600
Operating expenses:
Technical and operating	1,909,906	1,707,231	1,685,252	1,631,463	1,471,802
Selling, general and administrative	1,173,162	955,866	963,432	985,627	1,070,225
Other operating income	(8,993)	—	—	—	—
Restructuring charges	10,725	74,091	42,722	—	—
Depreciation and amortization	1,060,651	873,648	1,115,494	976,164	870,953

Operating income (loss)	31,697	190,999	(211,853)	43,269	(144,380)
Other income (expense):
Interest expense, net	(599,346)	(484,041)	(517,851)	(551,915)	(456,593)
Equity in net income (loss) of affiliates	429,732	(42,375)	(68,206)	(17,098)	(19,234)
Gain (loss) on sale of cable assets and programming interests, net	(13,644)	—	2,174,664	1,209,865	—
Impairment charges on At Home investment	—	—	(108,452)	(139,682)	—
Gain (loss) on investments, net	235,857	(881,394)	109,355	(6,747)	(4,239)
Write-off of deferred financing costs	(388)	(6,931)	(18,770)	(5,209)	(4,425)
Gain (loss) on derivative contracts, net	(208,323)	924,037	281,752	—	—
Loss on extinguishment of debt	—	(17,237)	(15,348)	—	—
Gain on termination of At Home agreement	—	—	25,190	—	—
Minority interests	(45,908)	(46,052)	(198,178)	11,420	47,774
Miscellaneous, net	3,624	(5,656)	(8,919)	(5,545)	4,277

Income (loss) from continuing operations before income taxes and dividend requirements	(166,699)	(368,650)	1,443,384	538,358	(576,820)
Income tax benefit (expense)	(21,959)	74,382	(225,577)	(67,669)	(35,560)

Income (loss) from continuing operations before dividend requirements	(188,658)	(294,268)	1,217,807	470,689	(612,380)
Dividend requirements applicable to preferred stock	(92,260)	(174,516)	(174,516)	(165,304)	(170,087)

Income (loss) from continuing operations	(280,918)	(468,784)	1,043,291	305,385	(782,467)
Income (loss) from discontinued operations, net of taxes (including loss on the sale of the retail electronics business of $8,382 in 2003 and gain on sale of programming interests of $663,352 in 2002)	(14,123)	562,667	(61,841)	(39,263)	(44,807)

Net income (loss) applicable to common shareholder	$(295,041)	$93,883	$981,450	$266,122	$(827,274)

See Notes on page 37.

	CSC Holdings Inc.
	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated)(a)	(As Restated)(a)	(As Restated)(b)	(As Restated)(c)
	(dollars in thousands, except per share data)
Balance Sheet Data:
Total assets	$11,200,521	$10,597,458	$10,299,665	$8,286,929	$7,130,308
Total debt	8,501,417	7,696,982	6,965,261	6,459,076	5,987,593
Minority interests	580,766	626,571	870,675	591,329	611,436
Redeemable preferred stock	1,544,294	1,544,294	1,544,294	1,544,294	1,404,511
Exchangeable preferred stock	80,001	—	—	—	—
Stockholder's deficiency	(1,979,931)	(1,775,039)	(1,637,644)	(2,542,822)	(3,105,079)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statistical Data:
Cable:
Homes passed by cable	4,401,000	4,369,000	4,337,000	4,698,000	5,200,000
Basic service subscribers	2,944,000	2,963,000	3,008,000	3,193,000	3,492,000
Basic service subscribers as a percentage of homes passed	66.9%	67.8%	69.4%	68.0%	67.2%
Average monthly revenue per basic subscriber(1)	$54.57	$51.28	$49.11	$46.57	$44.38
High-Speed Data Service:
Homes released (2)	4,401,000	3,696,000	2,975,000	2,000,000	978,000
Customers	1,057,000	770,100	506,700	238,500	52,100
Customers as a percentage of homes released	24.0%	20.8%	17.0%	11.9%	5.3%

(1)
Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues attributable to monthly service charges for the last month in the period, excluding pay-per-view, video-on-demand, installation, advertising and home shopping revenues, by the average number of basic subscribers connected to the cable television system for that month.

(2)
Homes released are homes in areas that can be serviced by our high-speed data service. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

See Notes on page 37.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

  •
  the level of our revenues;

  •
  video subscriber demand and growth;

  •
  demand for and growth of our digital cable service, which are impacted by competition from other services, such as DBS, and the other factors set forth below;

  •
  the cost of programming and industry conditions;

  •
  the regulatory environment in which we operate;

  •
  developments in the government investigations relating to improper expense accruals;

  •
  the outcome of litigation and other proceedings, including the matters described under "Legal Proceedings";

  •
  general economic conditions in the areas in which we operate;

  •
  demand for advertising time and space;

  •
  our ability to obtain programming for our programming business and maintain and renew affiliation agreements for those businesses;

  •
  the level of capital expenditures;

  •
  the level of our expenses, including costs of our new services, such as expenses related to the introduction of our digital and the development of our Internet telephone services;

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

  •
  the health and performance of our Rainbow 1 DBS satellite;

  •
  the ability of Rainbow DBS to acquire and retain large numbers of subscribers to its VOOMSM service at a reasonable subscriber acquisition cost;

  •
  our ability to obtain adequate financing at reasonable cost to cover the funding needs of our Rainbow DBS business;

  •
  our ability to successfully and timely complete our planned spin off of an entity owning our Rainbow DBS business and three of Rainbow Media Holdings' national entertainment services; and

  •
  the factors described in our filings with the Securities and Exchange Commission, including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

        We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

CABLEVISION SYSTEMS CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        Our future performance is dependent, to a large extent, on general economic conditions including capital market characteristics, the effectiveness of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Telecommunications

        In our Telecommunications segment we derive revenues principally through monthly payments by subscribers to our cable television systems. These monthly payments include charges for cable television, as well as, in many cases, equipment rental, pay-per-view charges, high-speed Internet access and charges for telephone service. Revenue increases are derived from increases in the number of subscribers to our cable television systems, increases in the number and changes in the type of programming and services sold to our existing subscribers, and price increases. We also derive revenues from the sale of advertising time available to cable television systems. Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

        By far the most serious challenge we face in our provision of cable television services, which accounted for 50% of our revenues in 2003, comes from competition from the direct broadcast satellite business. There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have. This size allows the DBS providers certain advantages, especially in the pricing they pay for programming. In addition, the cable television operators like the Company must pay local franchises up to 5% of our revenues as a fee for operating in the municipalities we serve. Direct broadcast satellite providers do not pay these fees. The combination of these two factors may lead to retail pricing advantages for the DBS providers. Recent subscriber decreases in the cable business, reversing the historical trend of consistent annual increases in penetration, most likely reflect these pricing advantages, as well as the fact that our penetration rate is now averaging approximately 73% in most areas, which limits our ability to add new subscribers. We intend to counter these advantages by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access and Internet protocol telephone service carried over the cable distribution plant, as well as by providing "on demand" services that are currently unavailable to a DBS subscriber.

        Our high-speed Internet access business, which accounted for 10% of our revenues in 2003, faces competition from DSL providers. These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide. Also, the telephone companies may find technological or other solutions to upgrade their service offering, providing additional competition for our service offering. In addition, with 36% of our basic subscribers now subscribing to our high-speed Internet service, opportunities to expand that base at the current pace may be limited. The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

        Our consumer Voice over Internet Protocol telephone offering, which is in its initial rollout stage, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited continental long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price. To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing or reduce their pricing and features, strategies, future growth and success of this business may be impaired.

        Lightpath, our commercial telephone and broadband business, operates in the most competitive business telecommunication market in the country and competes against the very largest telecommunication companies—both incumbent local exchange companies, other competitive local exchange companies and long distance companies. To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired. Business communications has been shifting from a wired voice medium to a wireless, data medium. Should the pace of this shift accelerate dramatically, future growth of the Company may be impaired.

Rainbow

        In our Rainbow segment, which accounted for 18% of our 2003 revenues, we earn revenues in two principal ways. First, we receive payments from operators of cable television systems and satellite services. These revenues are earned under multi-year affiliation agreements with those companies. The specific affiliate fees we earn vary from operator to operator and also vary among our networks. The second principal source of revenues in this segment is from advertising. Under our agreements with cable and satellite operators we have the right to sell a specific amount of advertising time on our programs. Our advertising revenues are more variable than affiliate fees. This is because most of our advertising is sold on a short-term basis, not under long-term contracts. Also our advertising revenues vary based upon the popularity of our programming which is tracked by rating services.

        We seek to grow our revenues in the Rainbow segment by increasing the number of cable systems and satellite providers that carry our services and the number of subscribers to cable systems and satellite services that receive our programming. We refer to this as our "penetration." AMC, which is widely distributed, has less ability to increase its penetration than newer, less penetrated services. Cable operators and satellite providers are increasingly interested in obtaining financial payments in return for carrying new services. These payments take the form of marketing support or direct payments for carriage. We seek to increase our advertising revenues through intensified marketing but, ultimately, the level of our advertising revenues are directly related to the penetration of our services and the popularity (including within desirable demographic groups) of our services.

        The principal goals for us in this segment are to increase the penetration of our national services and our advertising revenues. To do this we must continue to contract for and produce high-quality, attractive programming. Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television operators and satellite providers. This increased concentration increases the power of those operators and providers and could adversely affect our ability to increase the penetration of our services or even result in decreased penetration. In addition, this concentration gives those operators and providers greater leverage in negotiating the pricing and other terms of affiliation agreements. Moreover, as a result of this concentration the impact from a loss of any one of our major affiliate relationships becomes more severe.

        In December 2003, Regional Programming Partners completed the acquisition of the 50% interests in Fox Sports Net Bay Area and Fox Sports Net Chicago that it did not already own in a transaction that was accounted for as a purchase. As a result, as of December 18, 2003, we have begun to consolidate the results of Fox Sports Net Bay Area and Fox Sports Net Chicago. The consolidation will increase the revenues and expenses in our Rainbow segment, although the amount of revenues that the Rainbow segment will receive from Fox Sports Net Chicago are likely to decline in later periods as a result of the loss of the professional sports team rights in the Chicago area.

Madison Square Garden

        Madison Square Garden, which accounted for 18% of our 2003 revenues, consists of professional sports teams (principally the New York Knicks of the NBA and the New York Rangers of the NHL), the MSG Network sports programming business, and an entertainment business, which operates the Madison Square Garden arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field, faces competitive challenges unique to these activities. We derive revenues in this segment primarily from the sale of tickets, including luxury box rentals, to sporting and entertainment events and from rental rights fees paid to this segment by promoters that present events at Madison Square Garden and Radio City Music Hall. We also derive revenue from the sale of advertising at the entertainment venues, from food, beverage and merchandise sales at the venues and from the licensing of our trademarks. MSG Network derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by broadcasters (TV and radio) and programming services that telecast events of sports teams which are under contract with MSG Network. MSG Network carries Knicks and Ranger games, so that, like the rest of this segment, its performance is related to the performance of the teams. All of these revenues are ultimately dependent upon the quality of our sporting and entertainment events.

        Our sports teams' financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food and merchandise sales. To a large extent, the ability of the team to build excitement among fans and therefore produce higher revenue streams, depends on the teams' winning performance, which generates regular season and playoff attendance, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement. Each of the team's success is dependent on the Company's ability to acquire highly competitive players. Although players are most often highly compensated, future successful performance is not certain. The governing bodies of the National Basketball Association (NBA) and the National Hockey League (NHL) have the power and authority to take certain actions that they deem to be in the best interest of their respective sports, which may not necessarily be consistent with maximizing MSG's results of operations.

        Our sports programming business' success is affected by our ability to secure desired programming of a variety of professional sports teams in addition to our proprietary programs. The success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising.

        Our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as availability of, and our venues' ability to attract, concerts, family shows and events.

Rainbow DBS

        Rainbow DBS launched its VOOMSM service on October 15, 2003. It has not yet produced any revenues. As described under "Rainbow DBS" under "Item 1. Business," through February 29, 2004 this business had 1,627 activated customers. All of these accounts are part of a free preview service period which, in most cases, is scheduled to end on March 31, 2004. The principal challenge for this business is to attract a sufficient subscriber base to reach and exceed a break-even point and to do so with subscriber acquisition and other costs that are within its funding capabilities. There can be no assurance that it will be able to do so.

Critical Accounting Policies

        In preparing its financial statements, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Restructuring Charges:

        In 2001, the Company recorded a charge to income representing the cost of restructuring its operations. The costs included in the charge principally consisted of employee termination costs, such as severance pay and outplacement services, and provisions for lease termination costs, including an estimate of costs incurred during a projected vacancy period, estimated brokerage commissions and tenant allowances.

        In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the elimination of certain staff positions, the reduction of capital expenditures and the disposition of its motion picture theater business. Additionally, in connection with the new operating plan, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378.5 million in 2002, $378.5 million in 2003, and $567.8 million in 2004 to a total remaining commitment of $87.5 million in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50.0 million plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17.5 million based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges, which included employee termination costs, such as severance pay and outplacement services costs, and provisions for lease termination costs including an estimate of costs incurred during a projected vacancy period, estimated brokerage commissions and tenant allowances and other related costs and the cost associated with the reduction in required digital set top box commitments.

        In 2003, the Company eliminated certain staff positions primarily at Madison Square Garden and in the Telecommunications segment and incurred severance costs aggregating approximately $6.1 million.

        Costs related to employee terminations are estimated on an individual by individual basis, giving effect to the announced severance plan. Costs for lease terminations are projected in consultation with real estate professionals. Actual lease termination costs may differ from these estimates as a result of changes in market conditions. Because these costs are based on estimates and projections, they can prove to be inaccurate.

        Changes in estimates, as the plan is implemented and additional facts are gathered, are reflected in current operations as adjustments to the restructuring charges, separately reported and identified.

Impairment of Long-Lived and Indefinite-Lived Assets:

        The Company's long-lived assets at December 31, 2003 include excess costs over fair value of net assets acquired ("goodwill") of approximately $1.5 billion, approximately $1.5 billion of other intangible assets and approximately $4.6 billion of property, plant and equipment. Such assets accounted for approximately 68% of the Company's consolidated total assets.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. Statement 142 requires that goodwill impairment be determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

        The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For other long-lived assets, including intangibles that are amortized, the Company evaluates assets for recoverability when there is an indicator of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

        In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. During the year ended December 31, 2001, the Company recorded an impairment loss of $99.9 million representing the balance of goodwill related to certain theaters of Clearview Cinemas. In 2002, the Company recorded an impairment loss of $43.2 million representing the write down of software and leasehold improvements relating to the Company's retail electronics business reported in discontinued operations.

        In December 2003, the Company recorded an impairment loss of $17.9 million, included in technical and operating expense, representing the write-off of certain film and programming contracts of the Company's Rainbow segment.

Valuation of Deferred Tax Assets:

        Deferred tax assets have resulted primarily from the Company's historical net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carry forwards and deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. In 2001, the Company's income tax expense reflected a reduction in the valuation allowance related to its net deferred tax assets of $399.1 million. In 2002, the income tax benefit of the Company reflects an increase in the valuation allowance of $58.6 million. At the end of the second quarter of 2002, NBC exchanged part of its interest in Rainbow Media Holdings for shares of the Company's common stock. As a result of this exchange, Rainbow Media Holdings became a member of the consolidated federal income tax return of the Company. The exchange was accounted for under the purchase method of accounting. Accordingly, the valuation allowance was reduced to zero, resulting in a reduction to the recorded goodwill, without any income statement benefit. In 2003, the Company recorded a valuation allowance of $28.0 million relating to certain state net operating loss carry forwards.

Plant and Equipment:

        Costs incurred in the construction of the Company's cable television system, including line extensions to, and rebuild of, the Company's hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company's head end facilities are capitalized. These costs consist of materials, sub-contractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. Infrastructure costs are depreciated over the 12-year estimated life of the plant, and head end facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites. Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

        In addition, the costs of connecting businesses or residences that have never before been connected to the service offering are capitalized. These costs include material, subcontractor and internal labor and related costs as discussed above. In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively. The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

        Certain of these capitalized costs are based on estimates of activity levels and other historical statistics. These estimates are evaluated at least semi-annually, and any changes that result, which may be significant, are reflected in the results of operations in the period in which the evaluations are performed.

Certain Transactions

        The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        2003 Transactions.    In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.

        In May 2003, Northcoast Communications, an unconsolidated subsidiary of CSC Holdings, completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash. Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.

        In July 2003, the Company repurchased MGM's 20% interest in each of AMC, The Independent Film Channel and WE: Women's Entertainment.

        In December 2003, Regional Programming Partners acquired Fox Sports Networks' 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area pursuant to Fox Sports Networks' exercise of its contractual put right.

        2002 Transactions.    In December 2002, the Company completed the sale of Rainbow Media Holdings' interest in the Bravo programming service to NBC in exchange for NBC's minority interest in Rainbow Media Holdings, Cablevision common stock held by NBC and General Electric common stock.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications' 50% interest in Rainbow DBS (formerly R/L DBS Company LLC), increasing Rainbow Media Holdings' ownership of Rainbow DBS to 100%.

        2001 Transactions.    In April 2001, MGM acquired a 20% interest in certain national programming businesses of Rainbow Media Holdings.

        In January 2001, CSC Holdings completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T in exchange for AT&T's cable television systems in certain northern New York suburbs and for AT&T common stock and cash.

Results of Operations—Cablevision Systems Corporation

        The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated. See Note 2 of the consolidated financial statements for a discussion regarding the restatement of the 2002 and 2001 financial statements.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Net Income
	(dollars in thousands)
Revenues, net	$4,177,148	100%	$3,801,835	100%	$375,313
Operating expenses:
Technical and operating	1,909,906	46	1,707,231	45	(202,675)
Selling, general & administrative	1,173,162	28	955,866	25	(217,296)
Other operating income	(8,993)	—	—	—	8,993
Restructuring charges	10,725	—	74,091	2	63,366
Depreciation and amortization	1,060,651	25	873,648	23	(187,003)

Operating income	31,697	1	190,999	5	(159,302)
Other income (expense):
Interest expense, net	(603,136)	(14)	(484,041)	(13)	(119,095)
Equity in net income (loss) of affiliates	429,732	10	(42,375)	(1)	472,107
Loss on sale of cable assets	(13,644)	—	—	—	(13,644)
Gain (loss) on investments, net	235,857	6	(881,394)	(23)	1,117,251
Write-off of deferred financing costs	(388)	—	(6,931)	—	6,543
Gain (loss) on derivative contracts, net	(208,323)	(5)	924,037	24	(1,132,360)
Loss on extinguishment of debt	—	—	(17,237)	—	17,237
Minority interests	(138,168)	(3)	(220,568)	(6)	82,400
Miscellaneous, net	3,624	—	(5,656)	—	9,280

Loss from continuing operations before taxes	(262,749)	(6)	(543,166)	(14)	280,417
Income tax benefit (expense)	(20,367)	—	74,382	2	(94,749)

Loss from continuing operations	(283,116)	(7)	(468,784)	(12)	185,668
Income (loss) from discontinued operations, net of taxes (including loss of $8,382 on the sale of the retail electronics business in 2003 and gain on sale of programming interests of $663,352 in 2002)	(14,123)	—	562,667	15	(576,790)

Net income (loss)	$(297,239)	(7)%	$93,883	2%	$(391,122)

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Net Income
	(dollars in thousands)
Revenues, net	$3,801,835	100%	$3,595,047	100%	$206,788
Operating expenses:
Technical and operating	1,707,231	45	1,685,252	47	(21,979)
Selling, general & administrative	955,866	25	963,432	27	7,566
Restructuring charges	74,091	2	42,722	1	(31,369)
Depreciation and amortization	873,648	23	1,115,494	31	241,846

Operating income (loss)	190,999	5	(211,853)	(6)	402,852
Other income (expense):
Interest expense, net	(484,041)	(13)	(517,851)	(14)	33,810
Equity in net loss of affiliates	(42,375)	(1)	(68,206)	(2)	25,831
Gain on sale of cable assets and programming interests, net	—	—	2,174,664	60	(2,174,664)
Impairment charges on At Home investment	—	—	(108,452)	(3)	108,452
Gain (loss) on investments, net	(881,394)	(23)	109,355	3	(990,749)
Write-off of deferred financing costs	(6,931)	—	(18,770)	(1)	11,839
Gain on derivative contracts, net	924,037	24	281,752	8	642,285
Loss on extinguishment of debt	(17,237)	—	(15,348)	—	(1,889)
Gain on termination of At Home agreement	—	—	25,190	1	(25,190)
Minority interests	(220,568)	(6)	(372,694)	(10)	152,126
Miscellaneous, net	(5,656)	—	(8,919)	—	3,263

Income (loss) from continuing operations before taxes	(543,166)	(14)	1,268,868	35	(1,812,034)
Income tax benefit (expense)	74,382	2	(225,577)	(6)	299,959

Income (loss) from continuing operations	(468,784)	(12)	1,043,291	29	(1,512,075)
Income (loss) from discontinued operations, net of taxes (including gain on sale of programming interests of $663,352 in 2002)	562,667	15	(61,841)	(2)	624,508

Net income	$93,883	2%	$981,450	27%	$(887,567)

Comparison of Year Ended December 31, 2003 Versus Year Ended December 31, 2002

        Revenues, net for the year ended December 31, 2003 increased $375.3 million (10%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data services	$173.6
Increased revenue in Rainbow Media Holdings' programming services excluding those of Madison Square Garden*	96.3
Higher revenue per cable television subscriber primarily attributable to rate increases	87.1
Increased revenue from developing telephone businesses	29.3
Decrease in Madison Square Garden's revenue*	(18.7)
Positive variance in bad debt expense associated with Adelphia Communications recorded in 2002	16.3
Other net decreases	(8.6)

$375.3

*
Amounts exclude the effects of the decrease in bad debt expense related to Adelphia Communications.

        Technical and operating expenses include primarily:

  •
  cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis,

  •
  network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections,

  •
  contractual rights payments to broadcast certain live sporting events and contractual payments pursuant to employment agreements with professional sports teams personnel,

  •
  programming and production costs of our Rainbow businesses, and

  •
  interconnection, call completion and circuit fees relating to our telephony business.

        Technical and operating expenses for 2003 increased $202.7 million (12%) compared to 2002. The net increase is attributable to the following:

(dollars in millions)
Increase in network management and field service costs	$59.0
Increase in Rainbow and MSG programming and production costs, including contractual rights	56.5
Increase in programming costs, including YES Network programming and indemnification costs of $38.4 million	57.1
Costs incurred in connection with the launch of our direct broadcast satellite service	39.8
Increase in technical management and employee bonuses	3.2
Other net decreases	(12.9)

$202.7

        As a percentage of revenues, technical and operating expenses increased 1% during 2003 as compared to 2002

        Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, costs of facilities and costs of customer call centers. Selling, general and administrative expenses increased $217.3 million (23%) for 2003 as compared to 2002. The net increase is attributable to the following:

(dollars in millions)
Increase in stock plan expenses primarily attributable to an increase in the market price of the Company's stock	$84.3
Costs incurred in connection with the launch of our direct broadcast satellite service	39.0
Increase in sales and marketing costs	23.2
Increase in customer service costs	22.6
Reinstatement of management and employee bonuses in certain divisions	33.8
Decrease in general and administrative cost	(17.8)
Costs associated with the investigation into improper expense recognition	13.3
Higher expenses relating to a long-term incentive plan, as described in Note 16 to Consolidated Financial Statements	12.5
Legal expenses relating to the YES Network dispute	6.4

$217.3

        As a percentage of revenues, selling, general and administrative expenses increased 3% in 2003 compared to 2002. Excluding the effects of the stock plan, as a percentage of revenues such costs increased 1% during 2003 as compared to 2002.

        Other operating income of $9.0 million for the year ended December 31, 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had previously been recorded.

        Restructuring charges amounted to $10.7 million in 2003 and $74.1 million in 2002. The 2003 amount is comprised of $4.6 million in facility realignment costs relating to the 2001 restructuring, and $6.1 million of new provisions associated with the elimination of positions, including severance, outplacement costs and other related costs relating to the 2003 restructuring. The 2002 amount is comprised of a $1.1 million increase relating to the 2001 restructuring and $73.0 million of new provisions relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment. The 2002 restructuring also includes the $32.5 million portion of a settlement with a vendor attributed to a reduction in required digital set top box commitments.

        Depreciation and amortization expense increased $187.0 million (21%) for 2003 as compared to 2002. The increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, the write-off of certain fixed assets, costs of disposal of certain fixed assets and amortization of acquired intangibles.

        Net interest expense increased $119.1 million (25%) during 2003 compared to 2002. Approximately $87.3 million of the increase for the year ended December 31, 2003 resulted from the classification of dividends on CSC Holdings' Series H and Series M Redeemable Preferred Stock as interest expense in connection with the implementation of Statement of Financial Accounting Standards No. 150 as of July 1, 2003 and the inclusion of such dividends for the six months ended December 31, 2003 in interest expense. The remaining increase of $31.8 million was primarily attributable to higher overall average debt balances, partly offset by lower average interest rates (weighted average of 6.3% in 2003 as compared to 6.6% in 2002) and lower interest income ($12.5 million in 2003 as compared to $22.4 million in 2002.)

        Equity in net income of affiliates amounted to $429.7 million in 2003 compared to equity in net loss of affiliates of $42.4 million in 2002. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests. The amount for the year ended December 31, 2003 includes $434.6 million representing our equity in the net income of Northcoast Communications, LLC, which resulted primarily from the gain related to Northcoast Communications' sale of its personal communication service licenses to Verizon Wireless.

        Loss on sale of cable assets of $13.6 million for the year ended December 31, 2003 resulted from the contemplated settlement of working capital adjustments associated with the Company's sale of cable systems to AT&T in 2001.

        Gain (loss) on investments, net for the years ended December 31, 2003 and 2002 consists of the following:

	Years Ended December 31,
	2003	2002
	(dollars in millions)
Increase (decrease) in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Comcast, General Electric and Leapfrog common stock	$237.7	$(874.1)
Loss on various other investments	(1.9)	(7.3)

	$235.8	$(881.4)

        The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

        Write-off of deferred financing costs of $0.4 million in 2003 and $6.9 million in 2002 consist principally of costs written off in connection with amendments to, or termination of, the Company's credit agreements and the redemption of the Company's senior subordinated notes.

        Gain (loss) on derivative contracts, net for the years ended December 31, 2003 and 2002 consists of the following:

	Years Ended December 31,
	2003	2002
	(dollars in millions)
Unrealized gain (loss) due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$(180.1)	$551.5
Realized gain on prepaid forward contracts relating to Adelphia Communications shares	—	256.6
Unrealized gain (loss) on exchange right and put option related to CSC Holdings' Series A Preferred Stock	(38.6)	—
Unrealized and realized gains on interest rate swap contracts	10.4	115.9

	$(208.3)	$924.0

        Loss on extinguishment of debt amounted to $17.2 million in 2002. The 2002 loss resulted from the settlement of the Company's collateralized indebtedness relating to the monetization of its shares of Adelphia Communications common stock under prepaid forward contracts.

        Minority interests represent other parties' shares of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements. For the years ended December 31, 2003 and 2002 minority interests consists of the following:

	Years Ended December 31,
	2003	2002
	(dollars in millions)
Fox Sports Networks' 40% share of the net income of Regional Programming Partners	$(27.4)	$(29.7)
MGM's 20% share of the net income or loss of AMC, The Independent Film Channel and WE: Women's Entertainment through July 18, 2003	(17.0)	(18.2)
CSC Holdings' Series H and Series M Preferred Stock dividend requirements through June 30, 2003*	(87.2)	(174.5)
CSC Holdings' Series A Preferred Stock dividend requirements	(5.0)	—
NBC's share of the net loss of Rainbow Media Holdings through December 7, 2002	—	2.9
Other	(1.6)	(1.1)

	$(138.2)	$(220.6)

*
Beginning July 1, 2003, these dividend requirements are recorded as interest expense.

        Net miscellaneous income of $3.6 million for 2003 resulted primarily from dividends received on certain of the Company's investment securities. The 2002 expense of $5.7 million includes various miscellaneous expenses, partially offset by dividends on certain of the Company's investment securities.

        Income tax expense attributable to continuing operations of $20.4 million in 2003 resulted primarily from the pretax loss, offset by an increase in the valuation allowance (see Note 11 to the Consolidated Financial Statements) of $28.0 million, non-deductible preferred stock dividends, a non-deductible adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate. The income tax benefit of $74.4 million in 2002 resulted from a pretax loss, partially offset by an increase in the valuation allowance of $58.6 million, non-deductible preferred stock dividends and state taxes.

        Income (loss) from discontinued operations, net of taxes for the years ended December 31, 2003 and 2002 reflects the following items associated with assets held for sale:

	Years Ended December 31,
	2003	2002
	(dollars in millions)
Net operating results of Bravo programming service sold in December 2002	$—	$14.5
Gain on sale of Bravo programming service	—	663.4
Net operating results of the retail electronics business	(5.7)	(115.2)
Loss on sale of the retail electronics business	(8.4)	—

	$(14.1)	$562.7

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

Telecommunications Services

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunications services segment. See Note 2 of the consolidated financial statements for a discussion regarding the restatement of the 2002 and 2001 financial statements.

	Years Ended December 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$2,715,298	100%	$2,419,506	100%
Technical and operating expenses	1,040,097	38	933,852	39
Selling, general and administrative expenses	651,572	24	510,131	21
Restructuring charges	2,923	—	47,388	2
Depreciation and amortization	780,671	29	615,524	25

Operating income	$240,035	9%	$312,611	13%

        Revenues for the year ended December 31, 2003 increased $295.8 million (12%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data services	$173.6
Higher revenue per cable television subscriber primarily attributable to rate increases	87.1
Increased revenue from developing telephone businesses including VoIP	29.3
Other net increases	5.8

$295.8

        Technical and operating expenses for 2003 increased $106.2 million (11%) compared to 2002. The net increase is attributable to the following:

(dollars in millions)
Increase in network management and field service costs	$59.0
Increase in programming costs, including YES Network programming and indemnification costs of $38.4 million	57.1
Increase in technical management and employee bonuses	3.2
Other net decreases	(13.1)

$106.2

        As a percentage of revenues, technical and operating expenses decreased 1% during 2003 as compared to 2002.

        Selling, general and administrative expenses increased $141.4 million (28%) for 2003 as compared to 2002. The net increase is attributable to the following:

(dollars in millions)
Increase in stock plan expenses primarily attributable to an increase in the market price of the Company's stock	$46.3
Increase in sales and marketing costs	32.2
Increase in customer service costs	22.7
Increase in management and employee bonuses	14.0
Other general and administrative cost increases	11.1
Higher expenses relating to a long-term incentive plan, as described in Note 16 to the Consolidated Financial Statements	8.7
Legal expenses relating to the YES Network dispute	6.4

$141.4

        As a percentage of revenues, selling, general and administrative expenses increased 3% for 2003 as compared to 2002. Excluding the effects of the stock plan, as a percentage of revenues such costs increased 1% during 2003 as compared to 2002.

        Restructuring charges amounted to $2.9 million in 2003 and $47.4 million in 2002. The 2003 amount is comprised of $3.4 million of new provisions associated with the elimination of positions, including severance, outplacement costs and other related costs relating to the 2003 and 2002 restructurings, partially offset by a credit of $0.5 million in facility realignment costs relating to the 2001 restructuring.

        The 2002 amount is comprised of a $2.2 million increase relating to the 2001 restructuring and $45.2 million of new provisions relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment and for the 2002 restructuring includes the $32.5 million portion of a settlement with a vendor attributed to a reduction in required digital set top box commitments.

        Depreciation and amortization expense increased $165.1 million (27%) for 2003 as compared to 2002. The net increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, the write-off of certain fixed assets and costs of disposal of certain fixed assets.

Rainbow

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's Rainbow segment. See Note 2 of the consolidated financial statements for a discussion regarding the restatement of the 2002 and 2001 financial statements.

	Years Ended December 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$764,846	100%	$653,259	100%
Technical and operating expenses	334,320	44	309,907	47
Selling, general and administrative expenses	301,408	39	256,164	39
Other operating income	(8,496)	(1)	—	—
Restructuring charges (credits)	(48)	—	(4,478)	(1)
Depreciation and amortization	102,216	13	70,417	11

Operating income (loss)	$35,446	5%	$21,249	3%

        Revenues for the year ended December 31, 2003 increased $111.6 million (17%) as compared to revenues for the prior year. Approximately $45.0 million of the increase was attributed to growth in programming network subscribers and rate increases, approximately $51.3 million of the increase was due primarily to higher advertising revenue and a $15.3 million positive variance resulting from a decrease in bad debt expense recognized in 2002 in connection with the bankruptcy of Adelphia Communications.

        Technical and operating expenses for the year ended December 31, 2003 increased $24.4 million (8%) compared to 2002. An increase of $17.9 million resulted from the write-down of certain film and programming contracts. The remaining net increase resulted from higher programming and production costs directly associated with the net increases in revenue discussed above. As a percentage of revenues, such costs decreased 3% during 2003 as compared to 2002.

        Selling, general and administrative expenses increased $45.2 million (18%) for 2003 compared to 2002. The net increase was comprised of an increase of $22.2 million in charges related to an employee stock plan, $14.7 million resulting from higher sales, marketing, advertising and other general and administrative cost increases and a $12.4 million increase resulting from costs associated with the investigation, partially offset by a decrease of $4.1 million in charges related to a long-term incentive plan. As a percentage of revenues, selling, general and administrative expenses remained constant in 2003 as compared to 2002. Excluding the effects of the stock plan, such expenses decreased 3% as a percentage of revenue during 2003 as compared to 2002.

        Other operating income of $8.5 million for the year ended December 31, 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had previously been recorded.

        Restructuring credits of $4.5 million in 2002 is comprised of a reduction of $6.1 million in a facility lease obligation as a result of the Bravo transaction and a $1.6 million charge relating to the 2002 restructuring plan. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment.

        Depreciation and amortization expense increased $31.8 million (45%) for the year ended December 31, 2003 when compared to 2002. An increase of approximately $28.9 million resulted from amortization of acquired intangibles and approximately $2.9 million resulted from depreciation of new fixed assets.

Madison Square Garden

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden. See Note 2 of the consolidated financial statements for a discussion regarding the restatement of the 2002 and 2001 financial statements.

	Years Ended December 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$771,986	100%	$789,677	100%
Technical and operating expenses	567,870	74	530,787	67
Selling, general and administrative expenses	144,106	19	141,473	18
Other operating income	(497)	—	—	—
Restructuring charges	3,735	—	550	—
Depreciation and amortization	52,273	7	60,167	8

Operating income (loss)	$4,499	1%	$56,700	7%

        Revenues, net for the year ended December 31, 2003 declined $17.7 million (2%), as compared to revenues for the prior year. This net decrease is attributable to the following:

(dollars in millions)
Decreases from:
Lower MSG Networks revenues due mostly to lower affiliate fees and advertising revenues	$(22.4)
Corporate event in 2002 with no comparable event in 2003	(6.4)
Fewer events at Madison Square Garden and Radio City Music Hall	(4.6)
Lower Knicks regular season revenues mostly attributable to the team's share of lower league-wide television revenue	(4.0)
Other net decreases	(1.7)
Increases from:
Higher level of concerts and attractions held outside the Company's venues	10.2
Award show which took place in the MSG Arena in 2003 with no comparable event in 2002	5.1
Christmas Spectacular show at Radio City Music Hall, primarily increased attendance	6.1

$(17.7)

        Technical and operating expenses for the year ended December 31, 2003 increased $37.1 million (7%) as compared to the prior year. These expenses were unfavorably impacted by an increase of $15.6 million due to adjustments made to luxury tax accruals payable to the National Basketball Association ("NBA"). In 2002, MSG recorded a credit reflecting the reversal of provisions recorded in prior periods for luxury tax expense as the NBA announced that there would be no luxury tax assessment for the 2001/2002 season. In 2003, MSG recorded a credit reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury. The remaining net increase is attributable to an increase in costs associated with events held outside the Company's venues of $9.8 million, higher provisions for luxury tax relating to the Knicks active roster of $9.4 million, higher team compensation of $8.8 million, an increase in costs associated with the award show which took place in the Arena at Madison Square Garden in 2003 of $5.3 million. These increases were partially offset by $11.8 million primarily due to the absence of the costs for the corporate event discussed above and fewer events at MSG and Radio City Music Hall, as well as lower provisions for certain player transactions, including luxury tax associated with season or career ending Knicks player injuries.

        Selling, general and administrative expenses for the year ended December 31, 2003 increased $2.6 million (2%) as compared to the prior year primarily due to a $12.2 million increase in charges related to an employee stock plan and a $7.7 million provision recorded for severance in 2003. These increases were substantially offset by a decrease in Madison Square Garden's proportionate share of expense related to Cablevision's long-term incentive plan, lower provisions for bonuses and sales commissions, as well as other cost savings across Madison Square Garden, aggregating $17.3 million.

        Other operating income of $0.5 million in 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had been previously recorded.

        Restructuring charges of $3.7 million in 2003 primarily represent severance costs associated with the elimination of certain staff positions. Restructuring charges of $0.5 million in 2002 represent an additional charge recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions in 2001.

        Depreciation and amortization expense for the year ended December 31, 2003 decreased $7.9 million (13%) as compared to the prior year due primarily to lower amortization expense resulting from certain intangible assets becoming fully amortized.

Comparison of Year Ended December 31, 2002 Versus Year Ended December 31, 2001.

        Revenues, net for the year ended December 31, 2002 increased $206.8 million (6%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data services	$129.5
Increased revenue in Rainbow Media Holdings' programming services excluding those of Madison Square Garden*	113.7
Decrease in revenue recognized in connection with the warrants previously received from At Home Corporation	(66.9)
Higher revenue per cable television subscriber	58.6
Increased revenue from developing telephone businesses	25.0
Decrease in Madison Square Garden's revenue*	(51.2)
Increase in bad debt expense associated with the bankruptcy of Adelphia Communications	(16.3)
Other net increases	14.4

$206.8

*
Amounts exclude the effects of the increase in bad debt expense related to Adelphia Communications.

        Technical and operating expenses for 2002 increased $22.0 million (1%) compared to 2001. The increase is attributable to the following:

(dollars in millions)
Increase in programming costs	$39.3
Increase in interconnection, call completion and circuit fees	23.1
Increase in network management and field service costs	3.3
Decrease in programming and production costs, primarily at MSG, including contractual rights	(64.8)
Decrease in technical management and employee bonuses	(3.3)
Other net increases	24.4

$22.0

        As a percentage of revenues, technical and operating expenses decreased 1% during 2002 as compared to 2001.

        Selling, general and administrative expenses decreased $7.6 million (1%) for 2002 as compared to 2001. The net decrease for 2002 was comprised of approximately $30.1 million due to reductions in management bonuses and a decrease of $18.0 million primarily in lower marketing costs. These decreases were partially offset by a $19.9 million net increase primarily from higher customer service costs, a $17.2 million increase related to a long term incentive plan, and a $3.4 million increase in expenses related to the Company's employee stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2002 compared to 2001.

        Restructuring charges amounted to $74.1 million in 2002 and $42.7 million in 2001. The 2002 amount is comprised of a $1.1 million increase relating to the 2001 restructuring and $73.0 million of new provisions relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment, and the 2002 restructuring also includes the $32.5 million portion of a settlement with a vendor attributed to a reduction in required digital set top box commitments.

        Depreciation and amortization expense decreased $241.8 million (22%) for 2002 as compared to 2001. The decrease was comprised of a decrease of approximately $277.7 million resulting from the Company's adoption of Statement 142 as of January 1, 2002 where certain intangible assets are no longer amortized and a $99.9 million decrease due to the write-off, in 2001, of excess costs over the fair value of net assets acquired related to Clearview Cinemas. Partially offsetting these decreases was a net increase of approximately $135.8 million due primarily to depreciation of new plant assets and amortization of acquired intangibles and higher losses on disposal of fixed assets.

        Net interest expense decreased $33.8 million (7%) during 2002 compared to 2001. The net decrease was primarily attributable to lower interest rates (weighted average of 6.6% in 2002 as compared to 7.8% in 2001) and an increase in interest income ($22.4 million in 2002 as compared to $17.5 million in 2001), partly offset by higher overall average debt balances.

        Equity in net loss of affiliates decreased to $42.4 million in 2002 from $68.2 million in 2001. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests. The decrease was primarily due to the consolidation of Rainbow DBS in March 2002 and decreased losses of Northcoast Communications.

        Gain on sale of cable assets and programming interests, net for the year ended December 31, 2001 consists primarily of a gain of $1,441.7 million recognized on the disposition of the Company's cable television systems in Massachusetts and a gain of $745.1 million from the sale of a 20% minority interest in certain of the Company's programming businesses, partly offset by a $12.1 million adjustment to the gain on the disposition of the Company's cable television systems in Ohio.

        Impairment charges on At Home investment of $108.5 million for the year ended December 31, 2001 reflects an other-than-temporary decline in the fair value of the Company's At Home warrants which reduced the carrying value to zero at December 31, 2001.

        Gain (loss) on investments, net for the years ended December 31, 2002 and 2001 consists of the following:

	Years Ended December 31,
	2002	2001
	(dollars in millions)
Change in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Comcast, General Electric, and Leapfrog common stock	$(874.1)	$(176.6)
Gain recognized in connection with the reclassification of the shares of Charter Communications and Adelphia Communications common stock from securities available-for-sale to trading securities upon the adoption of Statement 133	—	286.4
Loss on various other investments	(7.3)	(.4)

	$(881.4)	$109.4

        The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

        Write-off of deferred financing costs of $6.9 million in 2002 and $18.8 million in 2001 consist principally of costs written off in connection with amendments to, or termination of, the Company's credit agreements and the redemption of the Company's senior subordinated notes.

        Gain on derivative contracts, net for the years ended December 31, 2002 and 2001 consists of the following:

	Years Ended December 31,
	2002	2001
	(dollars in millions)
Unrealized gains due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications and Adelphia Communications shares	$551.5	$250.4
Realized gains on prepaid forward contracts relating to Adelphia Communications shares	256.6	—
Unrealized and realized gains on interest rate swap contracts	115.9	31.4

	$924.0	$281.8

        Loss on extinguishment of debt amounted to $17.2 million in 2002 and $15.3 million in 2001. The 2002 loss resulted from the settlement of the Company's collateralized indebtedness relating to the monetization of its shares of Adelphia Communications common stock under prepaid forward contracts. The 2001 loss consists principally of the premium paid to redeem the Company's $300 million face value 9 1/4% senior subordinated notes due 2005 and its $150 million face value 9 7/8% senior subordinated notes due 2006.

        Gain on termination of At Home agreement of $25.2 million in 2001 consists primarily of the recognition of the remaining unamortized deferred revenue at December 31, 2001 relating to warrants previously received from At Home.

        Minority interests represent other parties' shares of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements. For the years ended December 31, 2002 and 2001 minority interests consists of the following:

	Years Ended December 31,
	2002	2001
	(dollars in millions)
Fox Sports Networks' 40% share of the net income or loss of Regional Programming Partners	$(29.7)	$12.3
MGM's 20% share of the net income or loss of AMC, The Independent Film Channel and WE: Women's Entertainment	(18.2)	(14.0)
CSC Holdings' Series H and Series M Preferred Stock dividend requirements	(174.5)	(174.5)
NBC's share of the net income or loss of Rainbow Media Holdings through December 7, 2002	2.9	(195.5)
Other	(1.1)	(1.0)

	$(220.6)	$(372.7)

        Net miscellaneous expense decreased to $5.7 million for 2002 compared to $8.9 million for 2001. The decrease was due primarily to a decrease in certain taxes.

        Income tax benefit attributable to continuing operations of $74.4 million in 2002 resulted primarily from the pretax loss, partially offset by an increase in the valuation allowance of $58.6 million. Income tax expense attributable to continuing operations of $225.6 million in 2001 resulted primarily from the pretax income, including the gains on the sale of the Company's cable television systems in

Massachusetts and of a 20% interest in certain of the national programming businesses of Rainbow Media Holdings, partially offset by a decrease in the valuation allowance of $399.1 million.

        Income (loss) from discontinued operations, net of taxes for the years ended December 31, 2002 and 2001 reflects the following items associated with assets held for sale:

	Years Ended December 31,
	2002	2001
	(dollars in millions)
Net operating results of Bravo programming service sold in December 2002	$14.5	$12.5
Gain on sale of Bravo programming service	663.4	—
Net operating results of the retail electronics business	(115.2)	(74.3)

	$562.7	$(61.8)

Business Segments Results—Cablevision Systems Corporation

Telecommunications Services

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunications services segment. See Note 2 of the consolidated financial statements for a discussion regarding the restatement of the 2002 and 2001 financial statements.

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$2,419,506	100%	$2,275,525	100%
Technical and operating expenses	933,852	39	861,756	38
Selling, general and administrative expenses	510,131	21	520,823	23
Restructuring charges	47,388	2	7,862	—
Depreciation and amortization	615,524	25	713,070	31

Operating income	$312,611	13%	$172,014	9%

        Revenues for the year ended December 31, 2002 increased $144.0 million (6%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data services	$129.5
Decrease in revenue recognized in connection with the warrants previously received from At Home	(66.9)
Higher revenue per cable television subscriber	58.6
Increased revenue from developing telephone businesses	25.0
Other net decreases	(2.2)

$144.0

        Technical and operating expenses for 2002 increased $72.1 million (8%) compared to 2001. The net increase is attributable to the following:

(dollars in millions)
Increase in programming costs	$32.2
Increase in interconnection, call completion and circuit fees	23.1
Increase in network management and field service costs	3.3
Decrease in technical management and employee bonuses	(3.3)
Other net increases	16.8

$72.1

        As a percentage of revenues, technical and operating expenses increased 1% during 2002 as compared to 2001.

        Selling, general and administrative expenses decreased $10.7 million (2%) for 2002 as compared to 2001. The net decrease for 2002 was comprised of a reduction in management bonuses of $17.2 million and a decrease of $0.7 million attributable to lower expenses relating to an employee stock plan. Partially offsetting these decreases was an increase of approximately $6.2 million attributable to higher expenses relating to a long-term incentive plan and a net increase of $1.0 million primarily attributable to increased administrative, sales and marketing and customer service costs. As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2002 as compared to 2001. Excluding the effects of the stock plan, as a percentage of revenues such costs also decreased 2% in 2002 as compared to 2001.

        Restructuring charges amounted to $47.4 million in 2002 and $7.9 million in 2001. The 2002 amount is comprised of a $2.2 million increase relating to the 2001 restructuring and $45.2 million of new provisions relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment and for the 2002 restructuring includes the $32.5 million portion of a settlement with a vendor attributed to a reduction in required digital set top box commitments.

        Depreciation and amortization expense decreased $97.5 million (14%) for 2002 as compared to 2001. A decrease of approximately $234.9 million resulted from the Company's adoption of Statement 142 as of January 1, 2002 where certain intangible assets are no longer amortized. Partially offsetting this decrease were net increases of approximately $137.4 million due primarily to depreciation of new plant assets and higher costs of disposal of certain fixed assets.

Rainbow

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's Rainbow segment. See Note 2 of the consolidated financial statements for a discussion regarding the restatement of the 2002 and 2001 financial statements.

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$653,259	100%	$554,819	100%
Technical and operating expenses	309,907	47	286,443	52
Selling, general and administrative expenses	256,164	39	233,683	42
Restructuring charges (credits)	(4,478)	(1)	11,670	2
Depreciation and amortization	70,417	11	55,151	10

Operating income (loss)	$21,249	3%	$(32,128)	(6)%

        Revenues for the year ended December 31, 2002 increased $98.4 million (18%) as compared to revenues for the prior year. Approximately $83.0 million of the increase was attributed to growth in programming network subscribers and rate increases and approximately $30.7 million of the increase was due primarily to higher advertising revenue. These increases were partially offset by a decrease of $15.3 million resulting from bad debt expense recognized in connection with the bankruptcy of Adelphia Communications.

        Technical and operating expenses for the year ended December 31, 2002 increased $23.5 million (8%) compared to 2001. These increased costs resulted from higher contractual rights and programming costs. As a percentage of revenues, such costs decreased 5% during 2002 as compared to 2001.

        Selling, general and administrative expenses increased $22.5 million (10%) for 2002 compared to 2001. The net increase was comprised of an increase of $12.2 million resulting from higher sales, marketing, advertising and other general cost increases, an increase of $5.2 million in charges related to an employee stock plan and an increase of $5.1 million in charges related to a long-term incentive plan. As a percentage of revenues, selling, general and administrative expenses decreased 3% in 2002 compared to 2001. Excluding the effects of the stock plan, such expenses decreased 4% as a percentage of revenue during 2002 as compared to 2001.

        Restructuring credit amounted to $4.5 million in 2002 as compared to a restructuring charge of $11.7 million in 2001. The 2002 credit is comprised of a reduction of $6.1 million in a facility lease obligation as a result of the Bravo transaction and a $1.6 million charge relating to the 2002 restructuring plan. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment. The 2001 restructuring charges represent the expenses associated with facility realignment.

        Depreciation and amortization expense increased $15.3 million (28%) for the year ended December 31, 2002 when compared to 2001. An increase of approximately $21.1 million resulted from depreciation of new fixed assets and amortization of acquired intangibles. Partially offsetting these increases was a net decrease of $5.8 million, which resulted from the Company's adoption of Statement 142 as of January 1, 2002 where certain intangible assets are no longer amortized.

Madison Square Garden

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden. See Note 2 of the consolidated financial statements for a discussion regarding the restatement of the 2002 and 2001 financial statements.

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$789,677	100%	$841,912	100%
Technical and operating expenses	530,787	67	612,891	73
Selling, general and administrative expenses	141,473	18	143,195	17
Restructuring charges	550	—	2,750	—
Depreciation and amortization	60,167	8	96,259	11

Operating income (loss)	$56,700	7%	$(13,183)	(2)%

        Revenues, net for the year ended December 31, 2002 declined $52.2 million (6%) as compared to revenues for the prior year. The net decrease is attributable to the following:

(dollars in millions)
Decreases from:
Lower affiliate rates, a decline in advertising revenues, and a loss of broadcast television fees primarily from the loss of New York Yankee programming rights.	$(65.2)
Absence of ticket sales from Knicks playoff games	(6.4)
Absence of a touring show that ended in 2001	(4.0)
Fewer events at Madison Square Garden and Radio City Music Hall, partly offset by higher ticket revenues primarily due to the mix of events	(1.3)
Increases from:
Higher revenue from Radio City Entertainment's Christmas Shows presented at cities outside of New York, mostly due to two additional cities	12.7
Corporate event in 2002 with no comparable event in 2001	6.4
Higher Knicks regular season revenues attributable to ticket price increases and the team's share of higher league-wide television revenue.	2.6
Other net increases	3.0

$(52.2)

        Technical and operating expenses for the year ended December 31, 2002 decreased $82.1 million (13%) as compared to 2001. This decline is primarily attributable to lower operating costs at MSG Networks of $57.4 million, mostly due to the absence of the costs to telecast the New York Yankee games, and lower provisions for certain player transactions of $41.1 million (which includes the anticipated luxury tax associated with Knicks players who had season or career ending injuries). In addition, luxury tax declined by $26.7 million, primarily due to adjustments made to luxury tax accruals payable to the National Basketball Association (NBA). In 2002, a credit was recorded reflecting the reversal of provisions recorded in prior periods as the NBA announced that there would be no luxury tax assessment for the 2001/2002 season following the audit of all NBA clubs.

        These declines were partially offset by the absence of a $30.0 million credit recorded in 2001 as a result of the settlement of certain litigation with the Yankees, LP. Other items partially offsetting the declines were higher team compensation of $4.3 million, a net increase in costs associated with certain revenue items discussed above of $3.2 million, higher theatrical development costs of $1.4 million and other net cost increases aggregating $4.2 million.

        Selling, general and administrative expenses for the year ended December 31, 2002 decreased $1.7 million (1%) as compared to the 2001 level. This decrease is due primarily to the absence of a provision of $8.8 million recorded in 2001 for severance, a decline in legal fees associated with the Yankees, LP litigation of $3.0 million, as well as an increase in Madison Square Garden's proportionate share of a credit related to Cablevision's stock plan of $1.3 million. These items were partially offset by an increase in Madison Square Garden's proportionate share of the expense related to Cablevision's long-term incentive plan of $3.4 million, higher professional, marketing and business development fees of $3.5 million, as well as other net cost increases of $4.5 million.

        Restructuring charges of $2.8 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs. The charges of $0.5 million in 2002 represent employee severance payments made in excess of accrued balances.

        Depreciation and amortization expense for the year ended December 31, 2002 decreased $36.1 million (37%) as compared to 2001 due primarily to lower amortization expense relating to the implementation of Statement 142.

Operating Activities

        Net cash provided by operating activities amounted to $453.9 million for the year ended December 31, 2003 compared to $405.9 million for the year ended December 31, 2002. The 2003 cash provided by operating activities resulted from $451.5 million of income before depreciation and amortization and non-cash items and a net increase in cash resulting from changes in assets and liabilities of $2.4 million.

        Net cash provided by operating activities amounted to $405.9 million for the year ended December 31, 2002 compared to net cash used in operating activities of $217.1 million for the year ended December 31, 2001. The 2002 cash provided by operating activities resulted primarily from $568.1 million of income before depreciation and amortization and non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $162.5 million.

        Net cash used in operating activities amounted to $217.1 million for the year ended December 31, 2001. The 2001 cash used in operating activities resulted primarily from a net decrease in cash resulting from changes in assets and liabilities of $325.6 million, partially offset by $108.5 million of income before depreciation and amortization and non-cash items.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2003 was $618.0 million compared to $1,339.5 million for the year ended December 31, 2002. The 2003 investing activities consisted of $888.4 million of capital expenditures and $179.7 million of payments for acquisitions, partially offset by net cash distributions from equity investees of $443.4 million and other net cash proceeds of $6.7 million.

        Net cash used in investing activities for the year ended December 31, 2002 was $1,339.5 million compared to $295.1 million for the year ended December 31, 2001. The 2002 investing activities consisted of $1,320.7 million of capital expenditures and other net cash payments of $18.8 million.

        Net cash used in investing activities for the year ended December 31, 2001 was $295.1 million and consisted of $1,349.1 million of capital expenditures and other net cash payments of $64.2 million, partially offset by net proceeds from the sale of cable assets and programming interests of $1,118.2 million.

Financing Activities

        Net cash provided by financing activities amounted to $398.1 million for the year ended December 31, 2003 compared to $983.6 million for the year ended December 31, 2002. In 2003, the Company's financing activities consisted primarily of proceeds from collateralized indebtedness of $330.7 million, net bank debt proceeds of $271.3 million and proceeds from the issuance of preferred stock of $75.0 million, partially offset by repayment of a note to MGM of $250.0 million and other net cash payments of $28.9 million.

        Net cash provided by financing activities amounted to $983.6 million for the year ended December 31, 2002 compared to $651.4 million for the year ended December 31, 2001. In 2002, the Company's financing activities consisted primarily of $1,079.1 million of net bank debt proceeds, partially offset by other net cash payments of $95.5 million.

        Net cash provided by financing activities amounted to $651.4 million for the year ended December 31, 2001. In 2001, the Company's financing activities consisted primarily of $1,549.4 million of proceeds from collateralized indebtedness, $996.8 million from the issuance of senior notes and $239.3 million of proceeds from prepaid interest rate derivative contracts, partially offset by net bank debt repayments of $1,609.8 million, payments for the redemption of senior subordinated notes of $466.7 million and other net cash payments of $57.6 million.

Discontinued Operations

        The net effect of discontinued operations on cash was $33.0 million, $32.1 million and $69.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

CSC HOLDINGS, INC.

        The operations of CSC Holdings are identical to the operations of Cablevision, except for interest income of $3.8 million and related income tax expense of $1.6 million for the year ended December 31, 2003 included in CSC Holdings' consolidated statement of operations which is eliminated in Cablevision's consolidated statement of operations. In addition, prior to the implementation of Statement 150 on July 1, 2003, dividends attributable to the Series H and Series M Redeemable Exchangeable Preferred Stock of CSC Holdings were reported in minority interests in the consolidated financial statements of Cablevision. Dividends attributable to the Series A Exchangeable Participating Preferred Stock of CSC Holdings have been reported in minority interests in the consolidated financial statements of Cablevision. Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Cablevision has no operations independent of its subsidiaries, no borrowings and no public securities outstanding other than our Cablevision NY Group Class A and Cablevision NY Group Class B common stock. Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined) and to our Rainbow and Madison Square Garden business segments.

        The Restricted Group, which includes CSC Holdings and its subsidiaries which conduct our cable television and high-speed Internet access operations, as well as our commercial telephone and modem operations throughout the New York metropolitan area, is our principal borrower. We have historically raised funds through the issuance of public securities, including senior and subordinated debt and preferred stock issuances of CSC Holdings, as well as through borrowings under a bank credit facility. During 2003, the Restricted Group funded the requirements of the Telecommunications Services segment, Rainbow DBS, and certain other general corporate requirements. Effective January 1, 2004, we reorganized the funding of certain of our businesses in light of the announcement of our intention to spin off Rainbow DBS, three of Rainbow's national programming networks and certain other businesses (see "Recent Events" below). As a result, in 2004, the Restricted Group is expected to fund (i) requirements of the Telecommunications Services segment, (ii) requirements, if any, of certain Rainbow Media Holdings' programming businesses that are expected to remain with Cablevision upon completion of the spin off (primarily our fuse subsidiary, our regional news operations, and the Regional Programming Partners subsidiaries), and (iii) certain other general corporate requirements. The Restricted Group is also expected to fund certain Rainbow DBS expenditures planned for, but not funded, during 2003. The Restricted Group may also from time to time, make other investments as permitted under its credit facility.

        Rainbow Media Holdings, which comprises the Company's programming operations, is currently funded through cash from operations and borrowings under an $823 million credit facility made available to Rainbow Media Holdings. Madison Square Garden's funding requirements are primarily provided through cash from operations and were provided as well by borrowings under a $500 million credit facility. In March 2004, borrowings under the MSG credit facility were repaid in full and the credit facility was terminated with proceeds from an intercompany loan from Regional Programming Partners.

        The following table summarizes our outstanding debt, present value of capital leases, redeemable preferred stock and exchangeable preferred stock as well as interest expense and capital expenditures as of and for the year ended December 31, 2003:

	Restricted Group	Other Entities	Total
	(dollars in thousands)
Senior Debt:
CSC Holdings bank debt	$1,513,039	$—	$1,513,039
Rainbow bank debt and capital leases	—	752,464	752,464
MSG bank debt and capital leases	—	117,334	117,334
Other senior debt and capital leases	10,890	48,168	59,058
Notes payable	—	150,000	150,000
CSC Holdings senior notes and debentures	3,692,699	—	3,692,699
Collateralized indebtedness relating to stock monetization	—	1,617,620	1,617,620
CSC Holdings subordinated debentures	599,203	—	599,203

Total debt	5,815,831	2,685,586	8,501,417
Redeemable preferred stock of CSC Holdings	1,544,294	—	1,544,294
Exchangeable participating preferred stock of CSC Holdings	80,001	—	80,001

Total debt and preferred stock	$7,440,126	$2,685,586	$10,125,712

Interest expense	$510,396	$105,280	$615,676

Capital expenditures	$758,716	$129,655	$888,371

        Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2003 and thereafter, including capital leases and the value deliverable at maturity under monetization contracts, are as follows:

	Restricted Group	Other Entities	Total
	(dollars in thousands)
2004	$127,453	$129,011	$256,464
2005	3,808	657,156	660,964
2006	1,512,000	1,164,480	2,676,480
2007	934,181	201,375	1,135,556
2008	1,610,113	460,078	2,070,191
Thereafter	3,300,000	211,973	3,511,973

Total	$7,487,555	$2,824,073	$10,311,628

Recent Events

Purchase of Fox Sports Networks' 50% Interest in Fox Sports Chicago and Fox Sports Bay Area

        In December 2003, Regional Programming Partners purchased the 50% interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that had been held by Fox Sports Networks pursuant to the exercise of Fox Sports Networks' put right. Consideration for the purchase, which totaled $110 million for the 50% interest in Fox Sports Bay Area and $40 million for the 50% interest in Fox Sports Chicago, was paid by the issuance of $110 million and $40 million promissory notes to Fox Sports Networks. The notes were issued by subsidiaries of Regional Programming Partners and secured solely by Regional Programming Partners' 100% interest in Fox Sports Net Bay Area. Both of the notes bear interest at the prime rate plus 1% and mature in December 2006. The results of operations of Fox Sports Bay Area and Fox Sports Chicago have been consolidated with our results of operations as of the acquisition date and the full amount of both promissory notes are reflected on our consolidated balance sheet.

Planned Spin off of Satellite Service and Three Rainbow Media National Entertainment Services

        In October 2003, we announced that our board of directors had approved an amended plan to spin off our recently launched satellite service, Rainbow DBS, along with three of Rainbow Media Holdings' national entertainment services—AMC, The Independent Film Channel and WE: Women's Entertainment, their subsidiaries, and certain other Rainbow businesses. Completion of the spin off is subject to a number of conditions, including the refinancing of the existing Rainbow Media Holdings credit facility (which is expected to provide funding for the DBS business as well as refinance all then-existing Rainbow Media Holdings indebtedness), receipt of a tax ruling from the Internal Revenue Service ("IRS"), and the filing and effectiveness of a Form 10 with the Securities and Exchange Commission. We have received a tax ruling from the IRS and expect to file the Form 10 in the second quarter of 2004. We expect to complete the spin off after the Form 10 is declared effective. In anticipation of the spin off, on December 31, 2003, we distributed $100 million in cash on hand from AMC and The Independent Film Channel to CSC Holdings, and beginning January 1, 2004, we reorganized the funding of certain businesses to reflect the proposed spin off structure.

Quadrangle Exercise of Put Option

        In October 2003, Quadrangle Capital Partners LP exercised its right to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. Terms of the agreement provide for the delivery of cash or registered equity securities of Cablevision in settlement of the put right. We are currently in discussions with Quadrangle as to the process for determining the put price, which is expected to exceed $115 million, and following that determination will determine the form and timing of the payment of the put price.

Repurchase of MGM's 20% Interest in Rainbow Media National Services

        In July 2003, we repurchased MGM's 20% interest in each of AMC, The Independent Film Channel and WE: Women's Entertainment for an aggregate purchase price of $500 million, comprised of $250 million in cash paid at closing and a $250 million promissory note issued by Cablevision Systems Corporation that matured in December 2003 and was repaid with proceeds from a new term loan at Rainbow Media Holdings. The purchase was initially effected by certain unrestricted subsidiaries of CSC Holdings with advances from AMC and Rainbow Media Holdings from cash and available bank borrowings; however, in December 2003, the 20% interests were contributed by the CSC Holdings subsidiaries to Rainbow Media Holdings in connection with the closing of the new term loan and repayment of the promissory note (see "Rainbow Media Holdings" section for a discussion of the new term loan and related activity).

Northcoast Communications

        In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash. Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company, which owns a 49.9% interest in Northcoast Communications. The Company's share of the proceeds was approximately $651.0 million, of which $30.0 million is being held in an escrow fund to provide for any post-closing adjustments and any potential indemnification claims. All of the funds the Company received were used to repay bank debt under the Restricted Group credit facility.

Monetization of General Electric Common Stock

        In January 2003, Rainbow Media Holdings monetized the value of the General Electric common stock received in connection with the sale of the Bravo programming service through the execution of prepaid forward contracts, collateralized by an equivalent amount of the underlying General Electric stock. These contracts set a floor and cap on the Company's participation in the changes in the underlying stock price and at maturity are expected to offset declines in the fair value of the General Electric stock below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the cap price. At maturity, the contracts provide for the option to deliver cash or shares of General Electric stock, with a value determined by reference to the stock price at maturity. Cash proceeds of $314 million received in the transactions were distributed to CSC Holdings and were utilized to repay outstanding borrowings under the Restricted Group's credit facility. These contracts are obligations of certain unrestricted subsidiaries of Rainbow Media Holdings; however, CSC Holdings provided a guarantee of the subsidiaries' ongoing interest expense obligations and any early termination obligations. The amount of the guarantees is capped at $36.1 million in the aggregate.

Monetization of Leapfrog Common Stock

        In April 2003, we monetized 800,000 shares of Leapfrog common stock, acquired through an investment in convertible preferred stock of Leapfrog made in March 2001, through a prepaid forward contract, collateralized by an equivalent amount of the underlying stock. The contract sets a floor and cap on our participation in the changes in the underlying stock price and at maturity is expected to offset declines in the fair value of Leapfrog stock below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the cap price. At maturity, the contract provides for the option to deliver cash or shares of Leapfrog stock, with a value determined by reference to the stock price at maturity. Cash proceeds, net of prepaid interest, of $16.7 million were utilized to repay outstanding borrowings under the Restricted Group's credit facility. The monetization contract is an obligation of an unrestricted subsidiary of CSC Holdings.

Restricted Group

        As of December 31, 2003, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable and digital cable operations, which encompassed approximately 2.9 million and 0.9 million subscribers, respectively; our consumer high-speed Internet access operations, which encompassed approximately 1.1 million subscribers; and the commercial telephone and high-speed Internet access operations of Lightpath throughout the New York metropolitan area.

        The Restricted Group's primary sources of liquidity have been cash flow from operations, its bank credit facility and its access to the capital markets as evidenced by CSC Holdings' outstanding senior and senior subordinated debt and preferred stock issuances and proceeds from asset sales. In addition, during 2003, the Restricted Group received cash distributions of $550.0 million from Rainbow Media Holdings ($250.0 million of which was used to repay the $250.0 million promissory note issued to MGM) comprised of $50.0 million received in March, $100.0 million received in December in connection with the spin off plan, $150.0 million of which was distributed temporarily from proceeds of the new Rainbow Media Holdings term loan in December and is expected to be contributed to Rainbow DBS during 2004 to fund a portion of its cash requirements.

        Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks. Borrowings under the facility are guaranteed by certain of the Restricted Group subsidiaries. The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004 and 6.25 times cash flow through March 31, 2005. The leverage ratio (as defined) was 5.8 times as of December 31, 2003. As of March 1, 2004, the Restricted Group had outstanding borrowings under its credit facility of $1,565.0 million and outstanding letters of credit of $50.9 million, resulting in undrawn revolver commitments of $784.1 million. The revolver contains several financial covenants, including debt to cash flow, cash flow to interest expense, and cash flow to debt service expense (all as defined in the credit agreement), as well as restrictions on the permitted use of borrowed funds, that may limit our ability to utilize all of the undrawn funds available thereunder. The Restricted Group has also issued senior public and senior subordinated public indentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group's credit facility. There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group's credit facility or in any of CSC Holdings' other debt or preferred stock securities that are based on downgrades to our credit ratings by any rating agency.

        The Restricted Group's capital requirements associated with the roll-out of its new services such as digital video and Voice Over Internet Protocol, as well as the start-up losses associated with the new Voice Over Internet Protocol product, and certain other corporate expenses, create a net funding requirement. In addition, the Restricted Group is expected to fund the balance of the 2003 approved, unspent investment of $262 million in Rainbow DBS in 2004, totaling approximately $87 million. We currently expect that the net funding and investment requirements of the Restricted Group, including the investment in Rainbow DBS, as well as an estimated amount for the Series A Exchangeable Participating Preferred Stock redemption, to the extent we elect to settle in cash, will be met with borrowings under the Restricted Group's existing bank credit facility and that the Restricted Group's available borrowing capacity under that facility will be sufficient to meet these requirements for the next twelve months. Any significant additional investments of the Restricted Group may require additional funding.

        Cablevision's and CSC Holdings' future access to the public debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody's Investors Service and Standard & Poor's. In July 2003, Moody's placed CSC Holdings' credit ratings on negative outlook and Standard & Poor's placed CSC Holdings' credit ratings on credit watch with negative implications. In October 2003, both agencies reaffirmed the ratings and the outlooks for CSC Holdings. Any downgrade to the CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

        Financing for Rainbow Media Holdings has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners.

        In December 2003, we combined the $299.7 million Rainbow Media Holdings and the $74.9 million AMC/The Independent Film Channel/WE credit facilities into one facility at Rainbow Media Holdings and refinanced and increased the term loan component of the credit facility by $450 million. $250 million of the proceeds of the new facility were distributed to Cablevision and used to repay the outstanding promissory note issued to MGM as consideration for the 20% interest in AMC, The Independent Film Channel, and WE acquired in July 2003. Upon receipt of the distribution, the 20% interests in such channels held outside of Rainbow Media Holdings were contributed to Rainbow Media Holdings. $150 million of the proceeds were temporarily distributed to CSC Holdings; however, the full balance is expected to be contributed to Rainbow DBS during 2004 to cover its funding requirements. The balance of the loan proceeds were used to reduce outstanding bank debt under Rainbow Media Holdings' revolver.

        The amended Rainbow Media Holdings credit facility is an $823 million credit facility consisting of a $200 million revolving credit facility and a $623 million term loan maturing March 31, 2008 and March 31, 2009, respectively. The facility is secured primarily by the assets of and guaranteed by AMC, the Independent Film Channel, and WE. Rainbow Media Holdings' 100% interest in the stock of these entities is also pledged as collateral. The term loan requires quarterly amortization beginning December 31, 2003 through 2008 and revolver commitment reductions begin in June 2005. Principal covenants include maximum senior leverage of 4.50 times cash flow (as defined, based on the combined cash flows of AMC, The Independent Film Channel and WE) through June 30, 2004, reducing to 4.25 times cash flow through September 30, 2004 and 4.00 times cash flow through March 31, 2005 and maximum total leverage of 5.50 times cash flow through September 30, 2004, reducing to 5.25 times thereafter through March 31, 2005. As of December 31, 2003, the senior and total leverage ratios were 4.1 times cash flow. As of March 1, 2004, Rainbow Media Holdings had outstanding borrowings under its credit facility of $732.5 million and outstanding letters of credit of $3.2 million, resulting in undrawn commitments of $87.3 million. Rainbow Media Holdings' credit facility contains several financial covenants, including debt to cash flow, cash flow to interest expense, and cash flow to debt service expense (all as defined in the credit agreement), as well as restrictions on the permitted use of borrowed funds, that may limit our ability to utilize all of the undrawn funds available thereunder. The facility also limits the amount of investment in Rainbow DBS, CSC Holdings and Cablevision. There are no covenants, events of default, borrowing conditions or other terms based upon downgrades to our credit ratings by any rating agency in Rainbow Media Holdings' credit facility.

        On November 11, 2003, the Company announced it would restate its previously reported financial statements for the first and second quarters of 2003 and that as a result of such restatement it would seek a waiver of any potential default or event of default under its Rainbow Media Holdings and previously existing AMC/The Independent Film Channel/WE credit facilities. That waiver was obtained from bank lenders in November 2003.

        Currently the AMC, The Independent Film Channel and WE partnerships generate net free cash flow; however, certain developmental activities undertaken by Rainbow Media Holdings, such as the Mag Rack service and other video on demand programming and content services being developed, require funding. Such funding may be obtained through cash generated from other Rainbow Media Holdings operations or through borrowings under the Rainbow Media Holdings credit facility. We believe we have sufficient availability from cash from operations and committed credit facilities to fund Rainbow Media Holdings' cash requirements for the next twelve months. In addition, as discussed under "Recent Events," as of January 1, 2004, we reorganized the funding of certain businesses in anticipation of our announced spin off plan and, as a result, Rainbow Media Holdings is also expected to fund a portion of the requirements of Rainbow DBS (see "Rainbow DBS" discussion below).

        Rainbow Media Holdings' future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody's Investors Service and Standard & Poor's. In December 2003, Moody's eliminated the credit watch for potential downgrade status for the Rainbow Media Holdings bank credit facility that it had initiated in October 2003; however, both Moody's and Standard & Poor's maintain a negative outlook on the rating. Any downgrade to the Rainbow Media Holdings credit ratings by either rating agency could increase Rainbow Media Holdings' interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Madison Square Garden

        Madison Square Garden's primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility. This facility was due to mature on December 31, 2004. In March 2004, borrowings under the MSG credit facility were repaid in full and the credit facility was terminated with proceeds from a $146 million intercompany loan from Regional Programming Partners.

        Madision Square Garden's funding requirements for the next twelve months will be met by its cash on hand and internally generated funds, intercompany loans from Regional Programming Partners, and/or new bank borrowings or loans from the partners of Regional Programming Partners.

Rainbow DBS

        Rainbow DBS business is a start-up venture with significant cash requirements and it has limited access to funding, given its early stage of operations. Funding needs for Rainbow DBS operations in 2004, which include capital investment (except as noted below with respect to MVDDS), start-up losses, and funds required to develop its proprietary VOOMsm HD programming channels, are expected to total $399 million. Of this amount, $237 million is being provided by Cablevision as an equity investment on or prior to the date of the spin off. In addition, Rainbow Media Holdings has the ability to borrow up to $100 million under its credit agreement (subject to covenant compliance and availability) and use proceeds of those borrowings to make equity investments in Rainbow DBS. We believe that these investments will be sufficient to fund the cash requirements of Rainbow DBS through the date of the spin off, assuming that it occurs on or prior to the end of the third quarter of 2004.

        Rainbow Media Holdings has an $823 million credit facility (with $87.3 million of undrawn commitments as of March 1, 2004). Of that amount, up to $100 million may be drawn to fund the investments referred to above. All of the borrowings under the Rainbow Media Holdings credit facility will be required to be repaid prior to the date of the spin off. We expect the funds necessary for that repayment to come from new debt issued by AMC, IFC and WE. All of the then outstanding borrowings under the Rainbow Media Holdings credit agreement referred to above would be required to be repaid from the new borrowings. We anticipate that the remaining proceeds of the financings could, subject to certain limitations and financial covenants, be used by the borrowers to make investments in Rainbow DBS. The ability of AMC, IFC and WE to invest in Rainbow DBS will be primarily subject to (i) compliance with a total debt to cash flow covenant, based on the cash flow of AMC, IFC and WE, and (ii) annual and cumulative investment basket limitations on the amounts available for distribution and investment. The need to finance the development of the Rainbow DBS business will limit the funding available to support the Rainbow Media national services businesses included in the spin off.

        There can be no assurances as to the ability of the Company, Rainbow Media Holdings, AMC, IFC or WE to secure any of this new financing. If sufficient financing cannot be raised prior to the spin off, the spin off will not occur.

        The funding described above, if available to the full extent we currently expect, would provide funding to cover the anticipated cash requirements of Rainbow DBS for the next twelve months.

        Rainbow DBS also has not identified a source of funding for the construction and launch of the five Ka-band satellites for which Rainbow DBS has FCC authorization. Nor has Rainbow DBS identified financing sources to replace funds used for the acquisition of the MVDDS licenses, though Rainbow DBS might seek such funding from the Restricted Group or other sources. Additionally, Rainbow DBS has not identified financing sources for the build-out of the infrastructure to exploit the MVDDS licenses.

Commitments and Contingencies

        Commitments and contingent obligations not reflected on the Company's consolidated balance sheet as of December 31, 2003 are summarized in the following table:

	2004	2005 - 06	2007 - 08	Thereafter	Total
	(dollars in thousands)
Restricted Group:
Letters of credit	$50	$53,289	$—	$—	$53,339
Guarantees	30,881	1,197	476	—	32,554
Contractual commitments	82,785	8,000	1,600	—	92,385
Operating leases(1)	49,965	90,896	83,077	149,984	373,922

	163,681	153,382	85,153	149,984	552,200

Other Entities:
Letters of credit	12,803	—	—	—	12,803
Guarantees	12,362	—	—	—	12,362
Contractual commitments(2)	431,634	473,325	325,785	1,037,224	2,267,968
Operating leases(1)	44,572	82,801	65,068	344,058	536,499

	501,371	556,126	390,853	1,381,282	2,829,632

	$665,052	$709,508	$476,006	$1,531,266	$3,381,832

(1)
Approximately $30,128 and $1,048 of operating lease commitments for the Restricted Group and other entities, respectively, have been accrued at December 31, 2003 in connection with the 2001 and 2002 restructuring plans.

(2)
Represents primarily professional sports teams' broadcast rights payments and sports teams' personnel contracts of MSG. Approximately $60,084 of commitments relating to certain sports teams' and broadcast personnel have been accrued at December 31, 2003.

Restricted Group

        The Restricted Group's outstanding guarantees of $32.6 million consist primarily of guarantees by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization, by certain of its subsidiaries that are not included in the Restricted Group, of the Company's holdings of Charter Communications, General Electric, and Adelphia Communications common stock. Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates. Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company's accompanying balance sheet.

        The Restricted Group's letters of credit outstanding consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

        Contractual commitments attributable to the Restricted Group in the table above represent primarily minimum purchase requirements incurred in the normal course of its operations. The Restricted Group's minimum operating lease payments represent primarily future payment commitments resulting from the Company's non-cancelable leases of certain office space and, through 2006, rental space on utility poles, used in its distribution of services.

Other Entities

        The dollar amounts reflected under the heading "Contractual Commitments" for our subsidiaries that are not included in the Restricted Group consist primarily of the following: (i) long-term rights agreements which provide Madison Square Garden with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, and (ii) commitments under employment agreements with professional sports teams personnel and players of Madison Square Garden, which provide for payments that are guaranteed regardless of employee injury or termination (certain of these payments are covered by disability insurance if certain conditions are met).

        In addition to the above amounts, Madison Square Garden may also be obligated to pay the National Basketball Association ("NBA") a luxury tax each year pursuant to the NBA/NBPA Collective Bargaining Agreement (the "Agreement"), which is in effect through June 30, 2005. The ultimate calculation of any amount due would be based on a formula established by the Agreement. If the luxury tax is in effect for a given season, to the extent the Knicks' salary (as defined) exceeds the luxury tax "trigger," a tax will be due to the NBA. The Company anticipates that a luxury tax will be payable in mid-2004 to the NBA for the 2003/2004 season and the Company has made the appropriate provision for the luxury tax for the year ended December 31, 2003.

        Operating lease commitments represent primarily future minimum payment obligations on various long-term, noncancelable leases for office and storage space and lease commitments of Radio City Music Hall and Clearview Cinemas.

Obligations Under Derivative Contracts

        To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade. All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values on our consolidated balance sheet, with changes in value reflected in the consolidated statement of operations.

        As of December 31, 2003, the notional value of all such contracts was $600 million and the fair value of these derivative contracts was $0.3 million, a net liability position. For the year ended December 31, 2003, we recorded a net loss on interest swap contracts of $6.5 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts
(dollars in thousands)
Fair market value as of December 31, 2003, a net liability position	$(349)
Less: fair market value as of December 31, 2002	(3,525)

Change in fair market value, net	3,176
Plus: realized loss from cash interest expense	(9,695)

Net loss on interest rate swap contracts	$(6,519)

        We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, AT&T Wireless, Charter Communications, General Electric, Adelphia Communications and Leapfrog common stock. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. The following table details our estimated early termination exposure as of December 31, 2003:

	AT&T	Comcast	AT&T Wireless	Charter	General Electric	Adelphia	Total*
Collateralized indebtedness (carrying value)	$(294.6)	$(475.3)	$(224.8)	$(251.8)	$(314.0)	$(39.9)	$(1,600.4)

Collateralized indebtedness (fair value estimate)	$(313.8)	$(506.5)	$(238.8)	$(263.9)	$(319.1)	$(39.9)	$(1,682.0)
Derivative contract	139.8	86.7	129.4	192.9	(60.1)	38.0	526.7
Investment securities pledged as collateral	179.7	469.5	113.8	44.9	394.7	0.6	1,203.2

Net excess (shortfall)	5.7	49.7	4.4	(26.1)	15.5	(1.3)	47.9
Value of prepaid swaps with cross-termination rights	(9.2)	(15.5)	(8.8)	—	—	—	(33.5)

Net excess (shortfall) including prepaid swaps	$(3.5)	$34.2	$(4.4)	$(26.1)	$15.5	$(1.3)	$14.4

*
Excludes Leapfrog monetization contract which is not expected to generate a shortfall due to the prepayment of interest.

        The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value. At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, Adelphia Communications, AT&T Wireless or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The terms of certain of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and Comcast stock price at maturity. We currently intend to generate the cash settlement amount through proceeds from the equity collar and/or a sale of the underlying common shares at maturity.

        See "Item 7A Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

        All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar. All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of December 31, 2003, the fair value of our equity derivative contracts was $524.9 million, a net receivable position. For the year ended December 31, 2003, we recorded a net unrealized loss on all outstanding equity derivative contracts of $180.1 million attributable to changes in market conditions during the period, primarily driven by higher stock prices of the underlying securities. We also recorded an unrealized gain on our holdings of the underlying stocks of $231.8 million for the year ended December 31, 2003, as shown in the following table:

Fair Market Value of Equity Derivative Contracts
(dollars in thousands)
Fair market value as of December 31, 2003	$524,895
Less: fair market value at December 31, 2002	705,020

Unrealized loss due to changes in prevailing market conditions, net	$(180,125)

Unrealized gain on underlying stock positions due to changes in prevailing market conditions, net	$231,836

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

        All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of December 31, 2003, the fair value of our prepaid interest rate derivative contracts was $65.8 million, a net liability position. For the year ended December 31, 2003, we recorded a net gain on such derivative contracts of $16.9 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts
(dollars in thousands)
Fair market value as of December 31, 2003	$(65,753)
Less: fair market value at December 31, 2002	(102,819)

Unrealized gain due to changes in prevailing market conditions, net	37,066
Plus: realized loss resulting from net cash payments	(20,127)

Net gain on prepaid interest rate swap contracts	$16,939

        In connection with the issuance of the Series A Exchangeable Participating Preferred Stock of CSC Holdings, we entered into an agreement with Quadrangle Capital Partners LP which grants Quadrangle the right to require us to purchase the preferred stock beginning in the third quarter of 2003 ("put option") for cash or through the issuance of our registered equity securities at our option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of $38.6 million for the year ended December 31, 2003 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

Related Party Transactions

        We hold a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications. Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer,

respectively. The operations of Northcoast Communications were not consolidated with those of the Company at December 31, 2003.

        In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash. Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. Our share of the proceeds was approximately $651.0 million, of which $30.0 million is being held in an escrow fund to provide for any post-closing adjustments and any potential indemnification claims. All of the funds we received were used to repay bank debt under our Restricted Group credit facility.

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

        Vendor financing for Northcoast Communications' Cleveland operation consists of a $75 million credit facility at Cleveland PCS, LLC. This facility has no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of December 31, 2003, had an outstanding balance of $2.2 million. As of December 31, 2003, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender.

        Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the "Indians") are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company's Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company's Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan. Management control of the Indians is held by Lawrence Dolan.

Recently Issued Accounting Standards

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. For all variable interest entities created prior to February 1, 2003, the Company will be required to apply the provisions of FIN 46 by March 31, 2004. For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003. The adoption of FIN 46 had no impact on the Company's financial condition or results of operations for entities created after January 31, 2003. The Company is still evaluating the impact of adopting FIN 46 for entities created prior to February 1, 2003. It is reasonably possible that the Company will be required to consolidate its investment in Northcoast Communications, LLC. See Note 14 of Consolidated Financial Statements for a detailed description of this investment.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to market risks from changes in certain equity security prices and interest rates. Our exposure to changes in equity security prices stems primarily from the Comcast, AT&T,

Charter Communications, AT&T Wireless, General Electric, Leapfrog Enterprises and Adelphia Communications common stock held by us. We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed. The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors. In the event of an early termination of any of these contracts, we would be obligated to repay the collateralized indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.

        As of December 31, 2003, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,224.5 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $122.4 million. As of December 31, 2003, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of these securities aggregated $524.9 million, a net receivable position.

        The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

				Cap Price **
Security	# of Shares Deliverable		Hedge Price per Share*
		Maturity		Low	High
Comcast	7,159,205 7,159,206	2005 2006	$35.90 - $38.47	$46.62	$63.91
AT&T	4,426,093 4,426,093	2005 2006	$34.39 - $42.08	$44.71	$61.21
Charter Communications	1,862,229 5,586,687 3,724,460	2005 2006 2007	$22.35 - $22.92	$32.24	$38.33
AT&T Wireless	7,121,583 7,121,583	2005 2006	$16.84 - $18.65	$27.62	$33.15
General Electric	12,742,033	2006	$23.14 - $25.67	$27.76	$30.81
Adelphia Communications	1,010,000	2005	$39.04 - $40.04	$62.57	$63.57
Leapfrog	800,000	2007	$23.55 - $24.55	$29.87	$30.87

*
Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

**
Represents the price up to which we receive the benefit of stock price appreciation.

        Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund our working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. In addition, from time to time we may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates. We do not enter into interest rate swap contracts for speculative or trading purposes.

        Fair Value of Debt:    Based on the level of interest rates prevailing at December 31, 2003, the fair value of our fixed rate debt and redeemable preferred stock liabilities of $7,714.7 million exceeded their carrying value of $7,328.5 million by approximately $386.2 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2003 would increase the estimated fair value of our fixed rate debt and redeemable preferred stock liabilities by approximately $268.6 million to $7,983.3 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

        Interest Rate Derivative Contracts:    As of December 31, 2003, we had outstanding interest rate swap contracts to convert floating rate debt to fixed rate debt covering a total notional principal amount of $600 million. As of December 31, 2003, the fair market value and carrying value of these interest rate swap contracts was approximately $0.3 million, a net liability position, as reflected under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates from December 31, 2003 prevailing levels would not change the fair value of these contracts as they are nearing maturity.

        In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with our monetization transactions. As of December 31, 2003, such contracts had a fair market value and carrying value of $65.8 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2003 prevailing levels would increase the fair market value of our liabilities under derivative contracts by approximately $20.0 million to a liability of $85.8 million.

Item 8.    Financial Statements and Supplementary Data.

        For information required by Item 8, refer to the Index to Financial Statements on page 92.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

        Wilmer Cutler Pickering LLP has completed its investigation of improper expense recognition and has made recommendations with respect to improvements in internal controls. Certain of these recommendations for both new policies and procedures (including vendor payment guidelines, signature and password protection and communication of information to those responsible for the preparation of financial statements) and enhancement and reinforcement of existing policies and procedures (including those related to expense recognition and accruals and required support for payments and accruals) have already been implemented by the Company and other recommendations (including those for reassessment and improvement of the structure and accountability of employees of the operating units responsible for accumulating information for and preparation of financial statements, additional training and education of the employees within those areas and implementation of additional internal audit procedures) will be implemented by the Company over the next few months.

PART III

        The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, Item 13, Certain Relationships and Related Transactions and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference to Cablevision's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2004 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2004, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2003, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure.

PART IV

Item 15.    Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

1.
The financial statements as indicated in the index set forth on page 92.

2.
Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II—Valuation and Qualifying Accounts	83

        Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

  3.
  The Index to Exhibits is on page 86.

(b)
Reports on Form 8-K:

        Cablevision Systems Corporation filed current reports on Form 8-K with the Commission on October 23, 2003 and November 12, 2003.

        CSC Holdings, Inc. filed current reports on Form 8-K with the Commission on October 23, 2003 and November 12, 2003.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Cablevision Systems Corporation

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$57,860	$60,570	$6,624	$(80,113)	$44,941

Year Ended December 31, 2002
Allowance for doubtful accounts	$30,043	$91,590	$3,078	$(66,851)	$57,860

Year Ended December 31, 2001
Allowance for doubtful accounts	$36,095	$40,580	$(584)	$(46,048)	$30,043

CSC Holdings, Inc.

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$57,860	$60,570	$6,624	$(80,113)	$44,941

Year Ended December 31, 2002
Allowance for doubtful accounts	$30,043	$91,590	$3,078	$(66,851)	$57,860

Year Ended December 31, 2001
Allowance for doubtful accounts	$36,095	$40,580	$(584)	$(46,048)	$30,043

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2004.

Cablevision Systems Corporation CSC Holdings, Inc.
By:	/s/ WILLIAM J. BELL
Name:	William J. Bell
Title:	Vice Chairman and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Dolan and William J. Bell, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

Name	Title	Date
/s/ JAMES L. DOLAN James L. Dolan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2004
/s/ WILLIAM J. BELL William J. Bell	Vice Chairman and Director (Principal Financial Officer)	March 15, 2004
/s/ ANDREW B. ROSENGARD Andrew B. Rosengard	Executive Vice President, Finance (Principal Accounting Officer)	March 15, 2004
/s/ CHARLES F. DOLAN Charles F. Dolan	Chairman of the Board of Directors	March 15, 2004
/s/ SHEILA A. MAHONY Sheila A. Mahony	Executive Vice President and Director	March 15, 2004
/s/ THOMAS C. DOLAN Thomas C. Dolan	Executive Vice President and Director	March 15, 2004

/s/ JOHN TATTA John Tatta	Director	March 15, 2004
/s/ PATRICK F. DOLAN Patrick F. Dolan	Director	March 15, 2004
/s/ CHARLES D. FERRIS Charles D. Ferris	Director	March 15, 2004
/s/ RICHARD H. HOCHMAN Richard H. Hochman	Director	March 15, 2004
/s/ VICTOR ORISTANO Victor Oristano	Director	March 15, 2004
/s/ STEVEN RATTNER Steven Rattner	Director	March 15, 2004
/s/ THOMAS V. REIFENHEISER Thomas V. Reifenheiser	Director	March 15, 2004
/s/ JOHN R. RYAN John R. Ryan	Director	March 15, 2004
/s/ VINCENT TESE Vincent Tese	Director	March 15, 2004

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1
Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision Systems Corporation's Proxy Statement, dated October 10, 2000, as supplemented, (the "2000 Proxy Statement")).
3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
3.3
Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
3.4	Bylaws of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
3.5
Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.1 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).
3.6
Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.2 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).
4.1
Certificate of Designations for CSC Holdings' Series H Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1E to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-63691).
4.2
Certificate of Designations for CSC Holdings' Series M Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1(f) to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-00527).
4.3
Indenture dated as of December 1, 1997 relating to CSC Holdings' $500,000,000 7 7/8% Senior Notes due 2007 (incorporated by reference to Exhibit 4.4 to Cablevision Systems Corporation's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547 (the "S-4")).
4.4
Indenture dated as of February 15, 1993 relating to CSC Holdings' $200,000,000 9 7/8% Senior Subordinated Debentures due 2013 (incorporated herein by reference to Exhibit 4.3 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).
4.5
Indenture dated as of April 1, 1993 relating to CSC Holdings' $150,000,000 9 7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-61814).
4.6
Supplemental Indenture dated as of November 1, 1995 between CSC Holdings and the Bank of New York, Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K, filed November 1, 1995).
4.7
Indenture dated as of November 1, 1995 relating to CSC Holdings' $250,000,000 10 1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K filed November 1, 1995).

4.8
Indenture dated August 15, 1997 relating to CSC Holdings' $400,000,000 8 1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-38013).
4.9	Senior Indenture, dated as of July 1, 1998 (incorporated by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).
4.10	Subordinated Indenture, dated as of July 1, 1998 (incorporated by reference to Exhibit 4.2 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).
4.11
Indenture dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7 5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.12
Indenture dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8 1/8% Senior Notes due 2009 and 8 1/8% Series B Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (Registration No. 333-84449)).
4.13	Certificate of Designations for CSC Holdings, Inc. 10% Series A Exchangeable Participating Preferred Stock. (incorporated herein by reference to Exhibit 10.13 to the 2002 10-K).
10.1
Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings' Registration Statement on Form S-1, Registration No. 033-01936 ("CSC Holdings' Form S-1")).
10.2	Registration Rights Agreement between Cablevision Company and CSC Holdings (incorporated herein by reference to Exhibit 10.2 to CSC Holdings' Form S-1).
10.3	Form of Right of First Refusal Agreement between Dolan and CSC Holdings (incorporated herein by reference to Exhibit 10.4 to CSC Holdings' Form S-1).
10.4	Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).
10.5	Employment Agreement between Charles F. Dolan and CSC Holdings dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings' Form S-1).
10.6
Employment Agreement, dated as of November 7, 2002, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit (d)(3) to Cablevision Systems Corporation's Schedule TO Tender Offer Statement dated January 23, 2002 ("Schedule TO")).
10.7
Employment Agreement, dated as of April 29, 2003, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
10.8
Employment Agreement, dated as of June 11, 2003, between Cablevision Systems Corporation and Hank Ratner (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
10.9	1985 Employee Stock Plan (incorporated herein by reference to Exhibit 10.5 to CSC Holdings' Form S-1).
10.10	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).

10.11	Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit C to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).
10.12	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).
10.13
Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).
10.14
First Amended and Restated Credit Agreement, dated as of May 28, 1998, among Cablevision MFR, Inc., CSC Holdings, Inc., the Guarantors which are parties thereto, the lenders which are parties thereto, Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as Agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Société Générale, New York Branch, as Co-Agents, and The Bank of New York and The Bank of Nova Scotia as Co Syndication Agents (incorporated herein by reference to Exhibit 10.48 to the 1998 10-K).
10.15
Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners) (incorporated by reference to Exhibit 99.1 of the April 1997 8-K).
10.16	Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 (incorporated by reference to Exhibit 10.56 to the S-4).
10.17
Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.63 to the S-4).
10.18
First Amendment, dated November 5, 1997 to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.66 to the S-4).
10.19
Second Amendment, dated December 10, 1997, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.67 to the Form S-4).
10.20
Third Amendment, dated July 28, 1999, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.27 to Cablevision Systems Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K")).

10.21
Fourth Amendment, dated September 4, 2001, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.28 to the 2001 Form 10-K).
10.22
Fifth Amendment, dated November 13, 2001, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.29 to the 2001 Form 10-K).
10.23
Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).
10.24
Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities and the Investors (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Current Report on Form 8-K dated March 4, 1998).
10.25
Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the lenders that are parties thereto (the "Banks"), Toronto Dominion (Texas), Inc., as Administrative Agent, TD Securities (USA) Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Co-Book Managers, Bank of America, N.A., as Syndication Agent, The Bank of New York and The Bank of Nova Scotia, as Co-Documentation Agents and Arrangers, The Chase Manhattan Bank, as Co-Documentation Agent, Fleet National Bank, J.P. Morgan Securities Inc., Mizuho Financial Group and Salomon Smith Barney Inc., as Arrangers, Bank of Montreal, Barclays Bank PLC, BNP Paribas, Credit Lyonnais New York Branch, Dresdner Bank AG, New York and Grand Cayman branches, First Union National Bank and Royal Bank of Canada, as Managing Agents and Société Générale and Suntrust Bank, as Co-Agents (incorporated by reference to Exhibit 1
10.26
Amendment No. 1, dated July 20, 2001, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated by reference to Exhibit 10.34 to the 2001 Form 10-K).
10.27
Amendment No. 2, dated November 19, 2001, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated by reference to Exhibit 10.35 to the 2001 Form 10-K).
10.28
Amendment No. 3 and Waiver, dated August 14, 2002, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent.

10.29
Asset Purchase Agreement, dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P., and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on December 17, 1999 (the "December 1999 8-K")).
10.30
Agreement and Plan of Reorganization, dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc., Adelphia General Holdings II, Inc. and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.2 of the December 1999 8-K).
10.31
Agreement and Plan of Merger, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Massachusetts, Inc., AT&T Corp. and AT&T CSC, Inc. (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on May 5, 2000 (the "May 2000 8-K")).
10.32
Asset Exchange Agreement, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Brookline, L.P., Cablevision of Boston, Inc. and AT&T Corp. (incorporated herein by reference to Exhibit 99.2 of the May 2000 8-K).
10.33
Letter Agreement dated January 31, 2001, among Cablevision Systems Corporation, Rainbow Media Holdings, Inc., Metro-Goldwyn-Mayer Inc., American Movie Classics Holding Corporation, AMC II Holding Corporation, Bravo Holding Corporation, and Bravo II Holding Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on February 5, 2001).
10.34
Amended and Restated Loan Agreement, dated as of December 19, 2003, among Rainbow Media Holdings LLC, as Borrower; the Guarantors party hereto, as Guarantors; Banc Of America Securities LLC, TD Securities (USA) Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners; Bank of America, N.A. and The Bank of Nova Scotia, as Co-Syndication Agents; Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents; Toronto Dominion (Texas), Inc., as Administrative Agent.
10.35
Agreement and Plan of Merger and Exchange, dated as of November 4, 2002, by and between Cablevision Systems Corporation, Bravo Holding Corporation, Bravo II Holding Corporation, Rainbow Media Group, LLC, National Broadcasting Company, Inc., NBC- Rainbow Holding, Inc. and Applause Acquisition Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision System Corporation's Current Report on Form 8-K dated November 6, 2002).
10.36
Asset Purchase Agreement, dated as of December 19, 2002, by and among Northcoast Communications, L.L.C., Boston Holding, LLC, New York PCS Holding, LLC and Cellco Partnership d/b/a Verizon Wireless (incorporated herein by reference to Exhibit 99.1 of Cablevision System Corporation's Current Report on Form 8-K dated December 23, 2002).
10.37
Registration Rights Agreement, dated as of February 5, 2003, between Cablevision Systems Corporation and Quadrangle Capital Partners LP. (incorporated herein by reference to Exhibit 10.39 to the 2002 10-K).
10.38
Purchase Agreement, dated as of June 27, 2003, by and among Rainbow Media Holdings, Inc., American Movie Classics III Holding Corporation, American Movie Classics IV Holding Corporation, IFC II Holding Corporation, IFC III Holding Corporation, Metro- Goldwyn-Mayer Inc., MGM Networks U.S. Inc and, solely for purposes of Sections 2.02(b), 2.02(c), 5.01, 10.05, 10.08 and 10.11, Cablevision Systems Corporation.

10.39	Registration Rights Agreement, dated as of July 18, 2003, between Cablevision Systems Corporation, and MGM Networks U.S. Inc.
10.40
Purchase Agreement, dated as of December 12, 2003, by and among Fox Sports Net Bay Area Holdings, LLC, Fox Sports Net Chicago Holdings, LLC and Fox Sports Net, LLC and Regional Pacific Holdings II, L.L.C. and Regional Chicago Holdings II, L.L.C.
10.41	Agreement and Plan of Merger, dated as of March 6, 2000 by and between Cablevision of Michigan, Inc., CSC Holdings, Inc. and Charter Communications, Inc.
10.42	1985 Employee Stock Plan (incorporated herein by reference to Exhibit 10.5 to CSC Holdings' Form S-1).
10.43	Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC.
10.44
Retirement Agreement, dated as of June 23, 2003, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
10.45	Amendment to Retirement Agreement, dated as of January 2, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony.
10.46	Extension to Employment Agreement, dated as of March 12, 2004, between CSC Holdings and William J. Bell.
10.47	Consulting Agreement, dated as of January 27, 2001, by and between Cablevision Systems Corporation and John Tatta.
10.48	Extension to Consulting Agreement, dated March 12, 2004, by and between Cablevision Systems Corporation and John Tatta.
10.49	Cablevision CHOICE Severance Pay Plan.
10.50	Cablevision 401(k) Savings Plan (incorporated herein by reference to Exhibit 10.47 to the 1992 10-K).
21	Subsidiaries of the Registrants.
23.1	Consent of Independent Auditors.
23.2	Consent of Independent Auditors.
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certification of the CEO and CFO

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cablevision Systems Corporation

        We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003 and adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the year ended December 31, 2002.

        As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 have been restated.

/s/ KPMG LLP
Melville, New York
March 15, 2004

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$326,962	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $44,941 and $57,860)	355,835	286,335
Notes and other receivables, current	74,463	78,010
Investment securities, current	5,874	—
Prepaid expenses and other current assets	108,071	75,659
Assets held for sale	—	66,733
Feature film inventory, net	92,362	66,617
Deferred tax asset, current	66,649	67,379
Advances to affiliates	31,600	178,491

Total current assets	1,061,816	945,164
Property, plant and equipment, net	4,593,210	4,665,825
Investments in affiliates	25,449	79,982
Investment securities	23	330,456
Investment securities pledged as collateral	1,224,498	662,274
Other investments	2,456	7,438
Notes and other receivables	95,815	96,945
Derivative contracts	586,894	705,020
Other assets	82,583	46,276
Long-term feature film inventory, net	303,393	232,221
Deferred carriage fees, net	119,225	139,578
Franchises, net of accumulated amortization of $2,552 and $1,208	735,362	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $314,723 and $278,466	630,523	295,753
Other intangible assets, net of accumulated amortization of $32,427 and $21,690	159,268	95,396
Excess costs over fair value of net assets acquired	1,472,643	1,462,628
Deferred financing, acquisition and other costs, net of accumulated amortization of $61,783 and $46,007	96,041	100,101

	$11,189,199	$10,597,458

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$334,283	$439,158
Accrued liabilities:
Interest	119,983	116,406
Employee related costs	312,195	234,828
Other	467,808	528,744
Accounts payable to affiliates	10,231	17,772
Deferred revenue, current	117,709	113,402
Feature film and contract obligations	92,206	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	38,968	1,395
Current portion of bank debt	111,039	5,768
Current portion of capital lease obligations	15,636	14,977

Total current liabilities	1,620,058	1,630,385
Feature film and contract obligations, long-term	286,955	229,431
Deferred revenue	16,322	17,479
Deferred tax liability	289,055	245,021
Liabilities under derivative contracts	127,751	104,949
Other long-term liabilities	217,946	225,519
Bank debt, long-term	2,246,000	2,080,000
Collateralized indebtedness	1,617,620	1,234,106
Senior notes and debentures	3,692,699	3,691,772
Subordinated debentures	599,203	599,128
Notes payable	150,000	—
Capital lease obligations, long-term	69,220	71,231
Series H Redeemable Exchangeable Preferred Stock	434,181	—
Series M Redeemable Exchangeable Preferred Stock	1,110,113	—
Deficit investment in affiliates	41,111	19,933
Minority interests	580,766	626,571

Total liabilities	13,099,000	10,775,525

Preferred Stock of CSC Holdings, Inc.	80,001	1,544,294

Commitments and contingencies
Stockholders' deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,408,518 and 234,708,069 shares issued and 219,592,291 and 212,891,842 shares outstanding	2,414	2,347
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,217,427 and 67,242,427 shares issued and outstanding	672	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,136,786	1,107,893
Accumulated deficit	(2,768,972)	(2,471,733)

	(1,629,100)	(1,360,821)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(952)	(1,790)

Total stockholders' deficiency	(1,989,802)	(1,722,361)

	$11,189,199	$10,597,458

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

	2003	2002 (As Restated)	2001 (As Restated)
Revenues, net	$4,177,148	$3,801,835	$3,595,047
Operating expenses:
Technical and operating (including costs of good sold of $566 in 2003)	1,909,906	1,707,231	1,685,252
Selling, general and administrative	1,173,162	955,866	963,432
Other operating income	(8,993)	—	—
Restructuring charges	10,725	74,091	42,722
Depreciation and amortization	1,060,651	873,648	1,115,494

	4,145,451	3,610,836	3,806,900

Operating income (loss)	31,697	190,999	(211,853)

Other income (expense):
Interest expense	(615,676)	(506,480)	(535,372)
Interest income	12,540	22,439	17,521
Equity in net income (loss) of affiliates	429,732	(42,375)	(68,206)
Gain (loss) on sale of cable assets and programming interests, net	(13,644)	—	2,174,664
Impairment charges on At Home investment	—	—	(108,452)
Gain (loss) on investments, net	235,857	(881,394)	109,355
Write-off of deferred financing costs	(388)	(6,931)	(18,770)
Gain (loss) on derivative contracts, net	(208,323)	924,037	281,752
Loss on extinguishment of debt	—	(17,237)	(15,348)
Gain on termination of At Home agreement	—	—	25,190
Minority interests	(138,168)	(220,568)	(372,694)
Miscellaneous, net	3,624	(5,656)	(8,919)

	(294,446)	(734,165)	1,480,721

Income (loss) from continuing operations before income taxes	(262,749)	(543,166)	1,268,868
Income tax benefit (expense)	(20,367)	74,382	(225,577)

Income (loss) from continuing operations	(283,116)	(468,784)	1,043,291
Income (loss) from discontinued operations, net of taxes (including loss of $8,382 on the sale of the retail electronics business in 2003 and gain on sale of programming interests of $663,352 in 2002)	(14,123)	562,667	(61,841)

Net income (loss)	$(297,239)	$93,883	$981,450

INCOME (LOSS) PER SHARE:
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.99)	$(1.60)	$3.70

Income (loss) from discontinued operations	$(0.05)	$1.92	$(0.22)

Net income (loss)	$(1.04)	$0.32	$3.48

Basic weighted average common shares (in thousands)	285,486	293,516	281,938

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.99)	$(1.60)	$3.65

Income (loss) from discontinued operations	$(0.05)	$1.71	$(0.22)

Net income (loss)	$(1.04)	$0.29	$3.43

Diluted weighted average common shares (in thousands)	285,486	331,959	285,731

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	CNYG Class A Common Stock*	CNYG Class B Common Stock*	RMG Class A Common Stock	RMG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
									(As Restated)
Balance at December 31, 2000, as reported	$1,328	$421	—	—	$752,981	$(3,571,049)	$—	$286,440	$(2,529,879)
Effect of restatement (Note 2)	—	—	—	—	—	23,983	—	—	23,983

Balance at December 31, 2000, as restated	1,328	421	—	—	752,981	(3,547,066)	—	286,440	(2,505,896)
Net income, as restated	—	—	—	—	—	981,450	—	—	981,450
Transfer of available-for-sale securities to trading securities	—	—	—	—	—	—	—	(286,440)	(286,440)

Comprehensive income									695,010
Employee stock transactions	5	—	1	—	12,508	—	—	—	12,514
Issuance of RMG common stock	—	—	665	211	(876)	—	—	—	—
Issuance of RMG common stock to NBC	—	—	70	—	138,527	—	—	—	138,597
Tax benefit related to stock options	—	—	—	—	82,861	—	—	—	82,861
Conversion of equity interest in subsidiary	—	—	—	—	(11,292)	—	—	—	(11,292)

Balance at December 31, 2001, as restated	1,333	421	736	211	974,709	(2,565,616)	—	—	(1,588,206)
Net income, as restated	—	—	—	—	—	93,883	—	—	93,883
Minimum pension liability adjustment	—	—	—	—	—	—	—	(1,790)	(1,790)

Comprehensive income									92,093
Issuance of common stock to NBC	17	—	99	—	114,772	—	—	—	114,888
Employee stock transactions	1	—	2	—	3,237	—	—	—	3,240
Treasury stock acquired from NBC	—	—	—	—	—	—	(359,750)	—	(359,750)
Exchange of RMG common stock for CNYG common stock	996	251	(837)	(211)	(199)	—	—	—	—
Conversion of RMG options to CNYG options	—	—	—	—	4,391	—	—	—	4,391
Tax benefit related to stock options	—	—	—	—	10,983	—	—	—	10,983

Balance at December 31, 2002, as restated	2,347	672	—	—	1,107,893	(2,471,733)	(359,750)	(1,790)	(1,722,361)
Net loss	—	—	—	—	—	(297,239)	—	—	(297,239)
Minimum pension liability adjustment	—	—	—	—	—	—	—	838	838

Comprehensive income									(296,401)
Employee stock transactions	67	—	—	—	27,728	—	—	—	27,795
Tax benefit related to stock options	—	—	—	—	1,165	—	—	—	1,165

Balance at December 31, 2003	$2,414	$672	$—	$—	$1,136,786	$(2,768,972)	$(359,750)	$(952)	$(1,989,802)

*
Represents the Company's Class A Common Stock and Class B Common Stock, respectively, for periods prior to March 29, 2001.

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
		(As Restated)	(As Restated)
Cash flows from operating activities:
Income (loss) from continuing operations	$(283,116)	$(468,784)	$1,043,291
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,060,651	873,648	1,115,494
Equity in net (income) loss of affiliates	(429,732)	42,375	68,206
Minority interests	50,909	46,052	198,178
Loss (gain) on sale of cable assets and programming interests, net	13,644	—	(2,174,664)
Loss (gain) on investments, net	(235,857)	881,394	(109,355)
Impairment charges on investments	—	—	108,452
Write-off of deferred financing costs	388	6,931	18,770
Unrealized loss (gain) on derivative contracts, net	178,499	(654,150)	(278,690)
Realized loss (gain) on derivative contracts	—	(256,576)	—
Loss on extinguishment of debt	—	17,237	15,348
Gain on termination of At Home agreement	—	—	(25,190)
Compensation expense related to issuance of restricted stock	25,073	—	—
Tax benefit from exercise of stock options	1,165	10,983	82,861
Amortization of deferred financing, discounts on indebtedness and other deferred costs	69,876	68,963	45,778
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable trade	(34,999)	25,370	(30,692)
Notes and other receivables	4,976	(42,785)	31
Inventory, prepaid expenses and other assets	(26,597)	4,308	(2,552)
Advances to affiliates	143,629	(84,843)	(118,259)
Feature film inventory	(96,917)	(63,136)	21,287
Other deferred costs	18,785	99	(132,663)
Accounts payable	(109,718)	36,918	(20,695)
Accrued liabilities	(11,224)	(1,909)	(22,520)
Feature film and contract obligations	73,783	55,099	(34,606)
Deferred revenue	2,917	(10,676)	(61,115)
Deferred taxes	48,840	(48,257)	67,874
Minority interests	(11,060)	(32,345)	8,301

Net cash provided by (used in) operating activities	453,915	405,916	(217,130)

Cash flows from investing activities:
Capital expenditures	(888,371)	(1,320,710)	(1,349,119)
Payments for acquisitions, net of cash acquired	(179,728)	—	—
Net proceeds from sale of cable assets and programming interests	—	—	1,118,153
Proceeds from sale of equipment, net of costs of disposal	5,906	15,336	(2,326)
Decrease (increase) in investments in affiliates, net	443,391	(34,619)	(39,682)
Decrease (increase) in investment securities and other investments	3,150	994	(21,795)
Additions to other intangible assets	(2,374)	(548)	(303)

Net cash used in investing activities	$(618,026)	$(1,339,547)	$(295,072)

Cash flows from financing activities:
Proceeds from bank debt	$2,328,180	$1,603,574	$2,958,858
Repayment of bank debt	(2,056,908)	(524,500)	(4,568,694)
Redemption of senior subordinated notes	—	—	(466,707)
Repayment of notes payable	(250,000)	—	—
Issuance of senior notes	—	—	996,790
Net proceeds from (repayments of) collateralized indebtedness	330,728	(54,813)	1,549,411
Proceeds from derivative contracts	—	—	239,270
Issuance of preferred stock	75,000	—	—
Issuance of common stock	2,722	3,241	12,514
Payments on capital lease obligations and other debt	(16,745)	(28,078)	(34,583)
Additions to deferred financing and other costs	(14,829)	(15,778)	(35,470)

Net cash provided by financing activities	398,148	983,646	651,389

Net increase in cash and cash equivalents from continuing operations	234,037	50,015	139,187
Net effect of discontinued operations on cash and cash equivalents	(33,015)	(32,065)	(69,137)
Cash and cash equivalents at beginning of year	125,940	107,990	37,940

Cash and cash equivalents at end of year	$326,962	$125,940	$107,990

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

        Cablevision Systems Corporation and its majority-owned subsidiaries ("Cablevision" or the "Company") owns and operates cable television systems and through its subsidiary, Rainbow Media Holdings LLC, has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate motion picture theaters and provide direct broadcast satellite service. The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues.

Principles of Consolidation and Investments in Affiliates

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities are carried on the equity method. The Company would recognize a loss where there existed an other than temporary decline in the value of the investment. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

        The Company recognizes cable television, high-speed data, telephony and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenues derived from other sources are recognized when services are provided or events occur.

Costs of Revenue

        Costs of revenue related to sales of services and the cost of direct broadcast satellite equipment sold are classified as "technical and operating" expenses in the accompanying statements of operations.

Investments in Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

Long-Lived and Indefinite-Lived Assets

        Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations. Franchise renewal costs are amortized on the straight-line basis over the average terms (3 to 20 years) of the franchises.

Affiliation, broadcast and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 3 to 40 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 20 years). Excess costs over fair value of net assets acquired ("goodwill") and the value of franchises acquired in purchase business combinations which have indefinite useful lives are no longer amortized in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, on January 1, 2002. Prior to the adoption of Statement 142, goodwill was amortized on the straight-line basis over periods ranging from 3 to 40 years and franchises acquired in purchase business combinations were amortized on the straight-line basis over the average terms (3 to 20 years).

        The Company reviews its long-lived assets (property, plant and equipment, and intangible assets subject to amortization that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

        The Company evaluates the recoverability of its goodwill and indefinite lived intangible assets annually or more frequently whenever events or circumstances indicate that the asset may be impaired. Statement 142 requires that goodwill impairment be determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

        The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Feature Film Inventory

        Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods. Amounts payable subsequent to December 31, 2003 related to feature film telecast rights are as follows:

Years Ending December 31,
2004	$81,704
2005	55,005
2006	42,282
2007	40,160
2008	27,555
Thereafter	77,066

Deferred Carriage Fees

        Deferred carriage fees represent primarily payments to cable system operators to guarantee carriage of certain programming services and are recorded as a reduction to revenue over the period of guarantee (1 to 11 years).

Deferred Financing Costs

        Costs incurred to obtain debt are deferred and amortized, on a straight-line basis, over the life of the related debt.

Income Taxes

        Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the asset/liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Common Share

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

        A reconciliation of the numerator and denominator of the basic and diluted net income per share calculation for the years ended December 31, 2002 and 2001 follows:

December 31, 2002:	Net Income (Numerator)	Shares (Denominator)
		(in thousands)
Basic net income	$93,883	293,516
Effect of dilution:
Stock options	—	2,381
Rainbow Media Holdings' common stock held by NBC	2,380	36,062

Diluted net income	$96,263	331,959

December 31, 2001:
Basic net income	$981,450	281,938
Effect of dilution:
Stock options	—	3,793

Diluted net income	$981,450	285,731

        All per share amounts have been adjusted, for all years presented, to reflect the tracking stock distribution in March 2001 and the subsequent exchange of each share of Rainbow Media Group ("RMG") tracking stock for 1.19093 shares of Cablevision NY Group ("CNYG") common stock on August 20, 2002, as if each occurred on January 1, 2001. (See Note 3.)

Reclassifications

        Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the 2003 presentation.

Cash Flows

        For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        During 2003, 2002 and 2001, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2003	2002	2001
Non-Cash Investing and Financing Activities:
Capital lease obligations	$10,003	$17,990	$29,919
Receipt of marketable securities in connection with the sale of programming interests and cable assets	—	321,908	893,500
Issuance of Cablevision common stock in exchange for NBC's interest in Rainbow Media Holdings	—	114,888	138,597
Acquisition of Cablevision shares from NBC	—	359,750	—
Acquisition of shares of Rainbow Media Holdings from NBC	—	318,342	—
Note payable issued in connection with the purchase of the 20% interest in American Movie Classics, The Independent Film Channel and WE: Women's Entertainment	250,000	—	—
Note payable issued in connection with the purchase of the 50% interests in Fox Sports Net Chicago and Fox Sports Net Bay Area	150,000	—	—
Supplemental Data:
Cash interest paid—continuing operations	498,591	489,108	527,459
Cash interest paid—discontinued operations	525	5,471	7,885
Income taxes paid (refunded), net	8,322	(27,732)	45,980

Stock Option Plan

        The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by Statement 123, the Company has elected to continue to apply the intrinsic value method of accounting described above.

        The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement 123 for options granted in 1995 through 2003:

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(297,239)	$93,883	$981,450
Add: Stock-based employee compensation cost (benefit) included in reported net income (loss), net of taxes	24,827	(23,411)	(25,172)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of taxes	(34,505)	(15,399)	(13,340)

Pro forma net income (loss)	$(306,917)	$55,073	$942,938

Basic net income (loss) per common share:
As reported	$(1.04)	$0.32	$3.48
Pro forma	$(1.08)	$0.19	$3.34
Diluted net income (loss) per common share:
As reported	$(1.04)	$0.29	$3.43
Pro forma	$(1.08)	$0.17	$3.30

        The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. The following assumptions were used in calculating these fair values:

	Years Ended December 31,
	2003	2002	2001
CNYG Common Stock:
Risk-free interest rate	2.8%	3.3%	4.2%
Volatility	60.5%	63.5%	39.1%
Dividend Yield	0%	0%	0%
Average fair value	$6.59	$15.81	$23.51
RMG Common Stock:
Risk-free interest rate	—	—	4.2%
Volatility	—	—	45.4%
Dividend Yield	—	—	0%
Average fair value	—	—	$12.11

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company does not hold or issue derivative instruments for trading purposes. However, the Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates. These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings.

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Standards

        The FASB issued Statement 143, Accounting for Asset Retirement Obligations, in June 2001. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of Statement 143 in 2003 had an insignificant impact on the Company's financial condition or results of operations.

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

        In April 2003, the FASB issued Statement 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement 149 had no impact on the Company's financial condition or results of operations.

        In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. As a result of adopting the Statement on July 1, 2003, liabilities increased $1,544,294 reflecting the reclassification of CSC Holdings' Series H and Series M Redeemable Preferred Stock and dividends of $87,258 were classified as interest expense for the year ended December 31, 2003. In addition, the Company currently consolidates a 60% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 40% minority interest is approximately $1,128,900 as of December 31, 2003.

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

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. For all variable interest entities created prior to February 1, 2003, the Company will be required to apply the provisions of FIN 46 by March 31, 2004. For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003. The adoption of FIN 46 had no impact on the Company's financial condition or results of operations for entities created after January 31, 2003. The Company is still evaluating the impact of adopting FIN 46 for entities created prior to February 1, 2003. It is reasonably possible that the Company will be required to consolidate its investment in Northcoast Communications, LLC. See Note 14 for a detailed description of this investment.

NOTE 2.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        As a result of information obtained in connection with the Wilmer Cutler Pickering LLP investigation into improperly recognized expenses resulting from inappropriately accelerating the recognition of certain costs (see discussion below), the Company has restated its previously reported financial statements to reflect the expenses in the appropriate period. In addition, the Company has also corrected certain errors with respect to launch and marketing support payments and the recognition of a gain on marketable securities.

        The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company's consolidated statement of operations for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
Effect on income from continuing operations:
Acceleration of expenses, net	$(5,379)	$(3,816)
Launch and marketing support	(2,202)	(21,573)
Other expenses, net	(909)	3,615
Effect of adjustments on equity in net loss of affiliates	297	(210)
Minority interest, including effect of adjustments	1,797	(1,011)
Gain on investments	10,044	—
Effect of adjustments on gain on sale of programming interests	—	(1,263)
Income tax expense	343	(1,532)

Increase (decrease) in income from continuing operations	$3,991	$(25,790)

Increase (decrease) in operating income	$(8,490)	$(21,774)

        The following table sets forth the consolidated balance sheet for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of December 31, 2002:

	December 31, 2002
	As Previously Reported	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$125,940	$125,940
Accounts receivable trade	286,335	286,335
Notes and other receivables, current	78,010	78,010
Prepaid expenses and other current assets	65,102	75,659
Assets held for sale	66,733	66,733
Feature film inventory, net	66,617	66,617
Deferred tax asset, current	67,379	67,379
Advances to affiliates	178,491	178,491

Total current assets	934,607	945,164
Property, plant and equipment, net	4,666,307	4,665,825
Investments in affiliates	79,659	79,982
Investment securities	310,336	330,456
Investment securities pledged as collateral	662,274	662,274
Other investments	17,514	7,438
Notes and other receivables	96,945	96,945
Derivative contracts	705,020	705,020
Other assets	46,276	46,276
Long-term feature film inventory, net	232,221	232,221
Deferred carriage fees, net	139,578	139,578
Franchises, net	732,401	732,401
Affiliation, broadcast and other agreements, net	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,556,573	1,558,024
Deferred financing, acquisition and other costs, net	100,101	100,101

	$10,575,565	$10,597,458

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$438,449	$439,158
Accrued liabilities	863,926	879,978
Accounts payable to affiliates	17,772	17,772
Deferred revenue, current	113,402	113,402
Feature film and contract obligations	72,310	72,310
Liabilities held for sale	85,625	85,625
Liabilities under derivative contracts	1,395	1,395
Current portion of bank debt	5,768	5,768
Current portion of capital lease obligations	14,977	14,977

Total current liabilities	1,613,624	1,630,385
Feature film and contract obligations, long-term	229,431	229,431
Deferred revenue	17,479	17,479
Deferred tax liability	244,034	245,021
Liabilities under derivative contracts	104,949	104,949
Other long-term liabilities	225,519	225,519
Bank debt, long-term	2,080,000	2,080,000
Collateralized indebtedness	1,234,106	1,234,106
Senior notes and debentures	3,691,772	3,691,772
Subordinated debentures	599,128	599,128
Capital lease obligations, long-term	71,231	71,231
Deficit investment in affiliates	19,933	19,933
Minority interests	623,897	626,571

Total liabilities	10,755,103	10,775,525

Preferred Stock of CSC Holdings, Inc.	1,544,294	1,544,294

Commitments and contingencies
Stockholders' deficiency:
Preferred Stock	—	—
CNYG Class A Common Stock	2,347	2,347
CNYG Class B Common Stock	672	672
RMG Class A Common Stock	—	—
RMG Class B Common Stock	—	—
Paid-in capital	1,107,893	1,107,893
Accumulated deficit	(2,473,204)	(2,471,733)

	(1,362,292)	(1,360,821)
Treasury stock, at cost	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)

Total stockholders' deficiency	(1,723,832)	(1,722,361)

	$10,575,565	$10,597,458

        The following table sets forth consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the years ended December 31, 2002 and 2001:

	Year Ended December 31, 2002		Year Ended December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues, net	$3,801,954	$3,801,835	$3,594,807	$3,595,047

Operating expenses:
Technical and operating	1,702,230	1,707,231	1,667,483	1,685,252
Selling, general and administrative	952,770	955,866	959,451	963,432
Restructuring charges	74,091	74,091	42,722	42,722
Depreciation and amortization	873,374	873,648	1,115,230	1,115,494

	3,602,465	3,610,836	3,784,886	3,806,900

Operating income (loss)	199,489	190,999	(190,079)	(211,853)

Other income (expense):
Interest expense	(506,480)	(506,480)	(535,372)	(535,372)
Interest income	22,439	22,439	17,521	17,521
Equity in net loss of affiliates	(42,672)	(42,375)	(67,996)	(68,206)
Gain on sale of cable assets and programming interests, net	—	—	2,175,927	2,174,664
Impairment charges on At Home investment	—	—	(108,452)	(108,452)
Gain (loss) on investments, net	(891,438)	(881,394)	109,355	109,355
Write-off of deferred financing costs	(6,931)	(6,931)	(18,770)	(18,770)
Gain on derivative contracts, net	924,037	924,037	281,752	281,752
Loss on extinguishment of debt	(17,237)	(17,237)	(15,348)	(15,348)
Gain on termination of At Home agreement	—	—	25,190	25,190
Minority interests	(222,365)	(220,568)	(371,683)	(372,694)
Miscellaneous, net	(5,656)	(5,656)	(8,919)	(8,919)

	(746,303)	(734,165)	1,483,205	1,480,721

Income (loss) from continuing operations before income taxes	(546,814)	(543,166)	1,293,126	1,268,868
Income tax benefit (expense)	74,039	74,382	(224,045)	(225,577)

Income (loss) from continuing operations	(472,775)	(468,784)	1,069,081	1,043,291
Income (loss) from discontinued operations, net of taxes	562,887	562,667	(61,348)	(61,841)

Net income (loss)	$90,112	$93,883	$1,007,733	$981,450

Basic net income (loss) per share:
Income (loss) from continuing operations	$(1.61)	$(1.60)	$3.79	$3.70

Income (loss) from discontinued operations, net of taxes	$1.92	$1.92	$(0.22)	$(0.22)

Net income	$0.31	0.32	$3.57	$3.48

Weighted average common shares (in thousands)	293,516	293,516	281,938	281,938

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(1.61)	$(1.60)	$3.74	$3.65

Income (loss) from discontinued operations, net of taxes	$1.71	$1.71	$(0.22)	$(0.22)

Net income	$0.28	$0.29	$3.53	$3.43

Weighted average common shares (in thousands)	331,959	331,959	285,731	285,731

        The effects of these restatements have been reflected as reclassifications between cash flows from operating activities and investing activities and net effect of discontinued operations on cash in the Company's statements of cash flows for the years ended December 31, 2002 and 2001. Such reclassifications amount to less than $1,000 in any of the respective years.

Investigation of Improper Expense Accruals and Other Adjustments

        On June 18, 2003, Cablevision announced that an internal review initiated by the Company identified improperly recorded expenses at the national services division of Cablevision's Rainbow Media Holdings subsidiary. At the time of the June 18 announcement, the review had found that $6,200 of expenses for 2003 were accelerated and improperly accrued or expensed in 2002, rather than 2003. All but $1,700 of that pretax amount was identified and reversed prior to the release of the Company's 2002 results.

        The Company also announced on June 18, 2003 that its Audit Committee had retained Wilmer Cutler Pickering LLP to conduct an investigation of the matter. Wilmer Cutler Pickering LLP subsequently retained PricewaterhouseCoopers LLP as forensic accountants.

        In August 2003, the Company announced that Wilmer Cutler Pickering LLP reported to the Audit Committee and management of the Company that its investigation to that date had identified, in addition to the amounts announced by the Company on June 18, 2003, improperly recognized expenses at the original productions units within the American Movie Classics Company ("AMC") and WE: Women's Entertainment business units of the national services division of Rainbow Media Holdings and that pretax amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,400.

        In November 2003, Wilmer Cutler Pickering LLP reported that it had substantially completed its detailed review of year-end expenses that may have been improperly accelerated. With respect to Rainbow Media Holdings, Wilmer Cutler Pickering LLP had reported that it had identified, in addition to the amounts reported in June and August 2003, additional improperly accelerated expenses at AMC and WE: Women's Entertainment and at most other business units within Rainbow Media Holdings. For AMC and WE: Women's Entertainment, the additional pretax amounts that should have been expensed in 2003 and later periods that were expensed in earlier years equaled approximately $3,900, and for the other Rainbow business units equaled approximately $5,200, including $650 in non-consolidated businesses. The improperly recognized expenses in the Rainbow business units related primarily to sales and marketing, original production and event production activities. With respect to the non-Rainbow Media Holdings' units of the Company, Wilmer Cutler Pickering LLP further reported that it had identified approximately $1,700 in accelerated expenses that should have been recorded in 2003 and later periods, the majority of which consisted of sales and marketing, maintenance and consulting expenses. In late November, the Company provided restated results for the first and second quarters of 2003 and 2002 to reflect the impact of the improper expense accelerations identified by the Company and the Wilmer Cutler Pickering LLP investigation; these restatements were reflected in the Company's Form 10-Q filing for the third quarter of 2003.

        Wilmer Cutler Pickering LLP has now reported that its investigation of improper expense recognition is complete. The investigation covered all significant operating units within Rainbow Media Holdings, as well as the Telecommunications, Madison Square Garden and Corporate segments and included a thorough evaluation of the facts (including a review of employee activities) relating to improper expense recognition. The amounts identified are reflected in the table above. Wilmer Cutler

Pickering LLP has made recommendations to the Audit Committee with respect to improvements in internal controls. Certain of these recommendations for both new policies and procedures (including vendor payment guidelines, signature and password protection and communication of information to those responsible for the preparation of financial statements) and enhancement and reinforcement of existing policies and procedures (including those related to expense recognition and accruals and required support for payments and accruals) have already been implemented by the Company and other recommendations (including those for reassessment and improvement of the structure and accountability of employees of the operating units responsible for accumulating information for and preparation of financial statements, additional training and education of the employees within those areas and implementation of additional internal audit procedures) will be implemented by the Company over the next few months. The investigations into these matters by the Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York are continuing.

        KPMG has completed its audits of the Company's consolidated financial statements included in this Form 10-K, and issued its unqualified report dated March 15, 2004, included herein.

        The Company has also corrected certain other errors primarily with respect to launch and marketing support payments received from programming suppliers and the recognition of a gain in 2003 on marketable securities. It was determined that certain of these items should have been recorded in different periods. These adjustments have been reflected in the tables above.

NOTE 3.    TRACKING STOCK

        In March 2001, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of preferred stock from 10 million to 50 million and to increase the number of authorized shares of common stock from 560 million to 1.88 billion of which:

  •
  800 million are designated Cablevision NY Group Class A common stock,

  •
  320 million are designated Cablevision NY Group Class B common stock,

  •
  600 million are designated Rainbow Media Group Class A common stock, and

  •
  160 million are designated Rainbow Media Group Class B common stock.

        On March 29, 2001, the Company distributed a new series of common stock called Rainbow Media Group tracking stock. The new series was intended to track the economic performance of certain of the businesses and interests of Rainbow Media Holdings, including its national and selected regional programming assets. The tracking stock was distributed to holders of the Company's common stock at a ratio of one share of Rainbow Media Group for every two shares of the Company's common stock held. The Company's existing common stock was redesignated as Cablevision NY Group common stock.

        In March 2001, the Company amended the employee stock plan to reflect the redesignation of the Company's Class A common stock as Cablevision NY Group Class A common stock, and reflect the distribution of Rainbow Media Group Class A common stock. In addition, the number of shares available for issuance under the employee stock plan was increased by 19,200,000, any or all of which were allowed to be Cablevision NY Group common stock or Rainbow Media Group common stock.

        In August 2002, Cablevision's board of directors approved the exchange of Rainbow Media Group common stock for shares of Cablevision NY Group common stock pursuant to the terms of Cablevision's Certificate of Incorporation. Each share of Rainbow Media Group common stock was exchanged for 1.19093 shares of Cablevision NY Group common stock on August 20, 2002. Fractional shares were paid in cash. From and after the date of the exchange, all rights of holders of shares of Rainbow Media Group common stock ceased except for the right, upon surrender of the certificates representing their shares of Rainbow Media Group common stock, to receive the shares of Cablevision NY Group common stock for which their shares of Rainbow Media Group common stock were exchanged, together with any fractional payment as provided above, without interest.

NOTE 4.    TRANSACTIONS

2003 Transactions

        In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.'s ("MGM") 20% interest in each of AMC, The Independent Film Channel and WE: Women's Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library. The $500,000 purchase price consisted of $250,000 in cash and a $250,000 note issued by Cablevision and maturing five months after closing in cash or, at Cablevision's election, shares of Cablevision NY Group Class A common stock. The $250,000 note required monthly principal payments of $2,500 in cash prior to maturity. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $415,662 was allocated to the specific assets acquired based upon a preliminary appraisal as follows:

	Useful Life
Property and equipment	5 years	$4,994

Amortizable intangible assets
Affiliation agreements	10 years	$327,934
Other intangibles	10 years	74,248

		$402,182

Unamortizable intangible assets
Excess costs over fair value of net assets acquired		$8,486

        In June 2003, Cablevision announced a plan to pursue the spin off of all of its ownership interest in the Company's satellite service, Rainbow DBS Company, LLC, together with its Clearview Cinemas theater chain. In October 2003, Cablevision announced an amended spin off plan which includes Rainbow DBS and three of Rainbow Media Holdings' national entertainment services (AMC, The Independent Film Channel and WE: Women's Entertainment) and certain other Rainbow Media Holdings businesses. The transaction would be structured as a tax-free pro rata spin off to Cablevision's stockholders and is expected to be completed in 2004. The Company will retain the Clearview Cinemas business and therefore the results of operations of Clearview Cinemas have been included in continuing operations for all periods presented.

        In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.

The Company's share of the proceeds was approximately $651,000, of which $30,000 is being held in an escrow fund to provide for any post-closing adjustments and claims. All of the available funds were used by the Company to repay bank debt under the Restricted Group credit facility.

        In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC. As of December 31, 2003, the Company recorded losses aggregating $8,382, net of taxes, in connection with this transaction.

        In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that Fox Sports Networks held outside of Regional Programming Partners. Regional Programming Partners, which held a 50% interest in each of these businesses, is a 60% owned subsidiary of Rainbow Media Holdings. In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of a subsidiary of Regional Programming Partners, bearing interest at the prime rate plus 1% and secured by Regional Programming Partners' 100% interest in Fox Sports Net Bay Area. The transaction closed in December 2003 and the operating results of the acquired businesses have been consolidated with those of the Company as of the acquisition date. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $77,259 was allocated to the specific assets acquired based upon a preliminary appraisal as follows:

	Useful Life
Amortizable intangible assets
Affiliation agreements	10 years	$47,544
Other intangibles	8-12 years	29,715

		$77,259

2002 Transactions

        During the six months ended June 30, 2002, NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company ("NBC"), had exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The Rainbow Media Group common stock was exchanged for 11,872,367 shares of Cablevision NY Group Class A common stock on August 20, 2002. In September 2002, NBC exchanged a 0.7% interest in Rainbow Media Holdings equity securities for 1,647,266 shares of Cablevision NY Group Class A common stock of Cablevision (valued at $16,374). In connection with the sale of the Bravo programming service to NBC in December 2002 discussed below, the Company acquired NBC's remaining 17.2% minority interest in Rainbow Media Holdings, increasing the Company's interest in Rainbow Media Holdings to 100%.

        The acquisitions of the 22.9% and the 3.1% minority interests in 2002 and 2001, respectively, were accounted for as purchases. The excess of the purchase prices over the net book value of assets acquired of approximately $293,353 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

	Useful Life
Property and equipment	10 years	$7,359

Amortizable intangible assets
Affiliation agreements	10 years	$166,853
Broadcast rights	10 years	25,295
Other intangibles	7 to 10 years	36,807

		$228,955

Unamortizable intangible assets
Excess costs over the fair value of net assets acquired		$57,039

        In December 2002, the Company completed the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service to NBC for $1.0 billion payable in General Electric Company common stock and 53.2 million shares of Cablevision NY Group Class A common stock (21.8 million shares of Cablevision NY Group Class A common stock held by NBC and 31.4 million shares of Cablevision NY Group Class A common stock issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC). The 21.8 million shares of Cablevision NY Group Class A common stock, valued at $359,750, have been recorded as treasury stock in the Company's consolidated balance sheet. The Company recorded a gain of $663,352, net of taxes, in connection with this transaction. The operating results of the Bravo programming service, including the gain on sale, have been classified as discontinued operations for all periods presented. The net operating results of the Bravo programming service were previously reported in the Rainbow segment.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications, Ltd.'s 50% interest in Rainbow DBS (formerly R/L DBS Company, LLC) for a purchase price of up to a present value of $33,000 payable only from a percentage of future revenues of Rainbow DBS' business, if any, or from any future sale of all or part of the interests in or assets of Rainbow DBS. This purchase increased Rainbow Media Holdings' ownership of Rainbow DBS to 100%. Rainbow DBS's operating results are consolidated with those of the Company as of the date of acquisition.

2001 Transactions

        Through December 31, 2001, NBC-Rainbow Holding had exchanged a 3.1% interest in Rainbow Media Holdings equity securities for 6,966,484 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $138,597). The Rainbow Media Group common stock was exchanged for 8,296,594 shares of Cablevision NY Group Class A common stock as of August 20, 2002.

        In April 2001, MGM acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $745,047 in connection with this transaction.

        In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing based on the quoted market price, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,441,699. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, Cablevision received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock. In connection with AT&T's spin off of AT&T Broadband and the merger of AT&T Broadband with Comcast Corporation in November 2002, the Company received 14,318,411 shares of Comcast common stock. Additionally, in November 2002, AT&T completed a 1-for-5 reverse stock split which reduced the 44,260,932 shares of AT&T common stock held by the Company to 8,852,186 shares.

        The sales agreements with AT&T provided both parties with certain post closing adjustments to the purchase price following agreement on those adjustments between the parties, or, in the event no agreement was reached, that the post closing adjustment issues would be resolved by third party experts whose determination would be binding. The Company recorded a loss of $13,644 for the year ended December 31, 2003 from the contemplated settlement of working capital adjustments associated with this sale.

        The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based on an independent appraisal as follows:

Property, plant and equipment, net	$96,852
Other assets	1,269
Liabilities	(5,246)
Franchises	502,913
Excess costs over fair value of net assets acquired	14,609

$610,397

NOTE 5.    RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring

        In December 2001, the Company recorded restructuring charges of $56,442 (including $13,720 for discontinued operations) which included expenses of approximately $21,018 associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately

$35,424 associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations.

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2001	$11,615	$31,107	$42,722
Additional charges (credits)	3,688	(2,670)	1,018
Payments	(14,089)	(8,414)	(22,503)
Other	—	1,555	1,555

Balance at December 31, 2002	1,214	21,578	22,792

Additional charges (credits)	(232)	4,833	4,601
Payments	(979)	(7,199)	(8,178)

Balance at December 31, 2003	$3	$19,212	$19,215

        In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the consolidation of customer service call centers, the elimination of certain staff positions and the disposition of its motion picture theater business. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges of $84,626 (including $11,553 for discontinued operations) which included $21,725 (including $3,642 for discontinued operations) associated with the elimination of approximately 3,000 positions, $30,364 (including $7,911 for discontinued operations) associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments. The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Restructuring charges	$18,120	$54,954	$73,074
Payments	(12,647)	(7,964)	(20,611)
Other	—	1,028	1,028

Balance at December 31, 2002	5,473	48,018	53,491
Additional charges (credits)	1,224	(1,211)	13
Payments	(6,490)	(7,184)	(13,674)

Balance at December 31, 2003	$207	$39,623	$39,830

        In 2003, the Company eliminated certain staff positions and incurred severance costs aggregating $6,111, of which approximately $3,853 was paid as of December 31, 2003. In connection with the acquisition of Fox Sports Net Chicago in December 2003, the Company acquired a restructuring liability of $380 relating to facility realignment costs.

        At December 31, 2003, approximately $27,581 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

Impairment Charges

        In December 2003, as part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $17,900, included in technical and operating expense, representing the write off of the carrying value of certain film and programming contracts of the Company's Rainbow segment.

        In December 2002, the Company recorded an impairment loss of approximately $43,222, included in discontinued operations, representing the write down of software and leasehold improvements relating to the Company's retail electronics business. The retail electronics business' projected future operating losses caused the Company to reassess the recoverability of the retail electronics business' fixed assets. The carrying value of these fixed assets exceeded the estimated fair value based on discounted cash flows.

        In 2001, the Company recorded a loss on investments of approximately $108,452 reflecting other-than-temporary declines in the fair value of the Company's At Home Corporation warrants. The carrying value of the warrants was reduced to zero at December 31, 2001.

        In December 2001, the Company recorded an impairment loss of approximately $99,900 included in depreciation and amortization, representing the balance of unamortized goodwill related to certain theaters in which the carrying value of the asset exceeded the estimated fair value based on discounted estimated future cash flows. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill.

NOTE 6.    NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

        The operations of the retail electronics business transferred in March 2003 and the Bravo programming business sold in December 2002, including restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

        Operating results of discontinued operations, including the loss on the transfer of the retail electronics business in March 2003 of $8,382 and the gain on the sale of the Bravo programming service of $663,352 in 2002, are summarized as follows:

Year Ended December 31, 2003
Retail Electronics
Revenues, net	$30,842

Loss before income tax benefit	$(19,468)
Income tax benefit	5,345

Net loss	$(14,123)

	Year Ended December 31, 2002
	Retail Electronics	Bravo	Total
Revenues, net	$483,246	$131,682	$614,928

Income (loss) before income tax benefit (expense)	$(198,546)	$911,730	$713,184
Income tax benefit (expense)	83,389	(233,906)	(150,517)

Net income (loss)	$(115,157)	$677,824	$562,667

	Year Ended December 31, 2001
	Retail Electronics	Bravo	Total
Revenues, net	$672,054	$125,012	$797,066

Income (loss) before income tax benefit (expense)	$(128,097)	$29,663	$(98,434)
Income tax benefit (expense)	53,765	(17,172)	36,593

Net income (loss)	$(74,332)	$12,491	$(61,841)

NOTE 7.    PROPERTY, PLANT AND EQUIPMENT

        Costs incurred in the construction of the Company's cable television system, including line extensions to, and rebuild of, the Company's hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company's head end facilities are capitalized and included in "headends" and "infrastructure," below. These costs consist of materials, sub-contractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. Infrastructure costs are depreciated over the 12-year estimated life of the plant, and head end facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites. Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

        In addition, the costs of connecting businesses or residences that have never before been connected to the service offering are capitalized. These costs include material, subcontractor and internal labor and related costs as discussed above. In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively. The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed.

        Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

	December 31,
			Estimated Useful Lives
	2003	2002
Customer equipment	$1,090,123	$914,403	3 to 15 years
Headends	399,839	381,873	4 to 15 years
Multimedia	86,144	82,359	4 years
Central office equipment	343,027	323,208	10 years
Infrastructure	4,010,352	3,648,505	3 to 12 years
Program, service and data processing equipment	1,400,651	1,323,823	2 to 16 years
Microwave equipment	79,544	285,706	2 to 10 years
Satellite	271,549	—	14 years
Construction in progress (including materials and supplies)	50,975	146,377	12 years
Furniture and fixtures	158,714	154,324	1 to 8 years
Transportation equipment	214,321	221,433	4 to 15 years
Buildings and building improvements	341,253	342,971	10 to 40 years
Leasehold improvements	497,188	478,286	Term of lease
Land	42,725	45,711	—

	8,986,405	8,348,979
Less accumulated depreciation and amortization	4,393,195	3,683,154

	$4,593,210	$4,665,825

        At December 31, 2003 and 2002, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2003	2002
Equipment	$161,582	$180,526
Less accumulated amortization	86,311	77,161

	$75,271	$103,365

NOTE 8.    INTANGIBLE ASSETS

        The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2003 and 2002:

	2003	2002
Gross carrying amount of amortizable intangible assets
Franchises	$6,066	$1,761
Affiliation agreements	794,186	418,707
Broadcast rights	142,302	112,586
Player contracts	8,758	42,926
Other intangibles	189,796	115,680

	1,141,108	691,660

Accumulated amortization
Franchises	2,552	1,208
Affiliation agreements	248,595	190,809
Broadcast rights	58,507	49,920
Player contracts	7,621	37,737
Other intangibles	32,427	21,690

	349,702	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Other	1,899	1,406
Excess costs over the fair value of net assets acquired	1,472,643	1,462,628

	2,206,390	2,195,882

Total intangibles	$2,997,796	$2,586,178

Aggregate amortization expense
Years ended December 31, 2003 and 2002	$82,636	$56,020
Estimated amortization expense
Year ending December 31, 2004	$108,232
Year ending December 31, 2005	94,640
Year ending December 31, 2006	91,205
Year ending December 31, 2007	89,311
Year ending December 31, 2008	87,541

        The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2003 and 2002 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Excess costs over the fair value of net assets acquired
Balance as of December 31, 2001	$206,971	$1,152,131	$143,509	$10,346	$1,512,957
Excess costs over the fair value of net assets acquired, net of taxes	—	—	29,288	3,212	32,500
Sale of Bravo programming service	—	—	(10,349)	—	(10,349)
Reclassification as a result of the receipt of final independent appraisal for 2001 acquisitions	—	—	(72,480)	—	(72,480)

Balance as of December 31, 2002	206,971	1,152,131	89,968	13,558	1,462,628
Excess costs over the fair value of net assets acquired, net of taxes	1,529	—	8,486	—	10,015

Balance as of December 31, 2003	$208,500	$1,152,131	$98,454	$13,558	$1,472,643

        Summarized below is pro forma net income and basic and diluted earnings per share for the year ended December 31, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

2001
Net income:
Net income, as reported	$981,450
Goodwill and franchise amortization, net of taxes	181,818

Adjusted net income	$1,163,268

Basic net income per share:
Net income, as reported	$3.48
Goodwill and franchise amortization, net of taxes	$0.64
Adjusted net income	$4.13
Diluted net income per share:
Net income, as reported	$3.43
Goodwill and franchise amortization, net of taxes	$0.64
Adjusted net income	$4.07

NOTE 9.    DEBT

Bank Debt

Restricted Group

        For financing purposes, CSC Holdings, Inc. (a wholly-owned subsidiary of Cablevision) and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.4 billion revolving credit facility (the "Credit Agreement") with a group of banks which matures on

June 30, 2006. The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2003 and 2002 was $1,513,039 and $1,930,768 (including $1,039 and $5,768, respectively, outstanding under a separate overdraft facility), respectively. As of December 31, 2003, approximately $50,838 was restricted for certain letters of credit issued on behalf of CSC Holdings. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group's leverage ratio (as defined in the Credit Agreement).

        Undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $837,162 at December 31, 2003. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2003.

        The weighted average interest rate on all bank borrowings under the Credit Agreement was 3.19% and 3.64% on December 31, 2003 and 2002, respectively. The Company is also obligated to pay fees ranging from 0.375% to 0.75% per annum on the unused loan commitment and from 0.875% to 1.75% per annum on letters of credit issued under the Credit Agreement.

Rainbow Media Holdings

        In December 2003, Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings entered into an $823,000 credit facility consisting of a $200,000 revolving credit facility and a $623,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively. This facility amended and combined the previously existing Rainbow Media Holdings $300,000 credit facility and the AMC, The Independent Film Channel and WE: Women's Entertainment $75,000 credit facility entered into in March 2003. The amended facility is secured primarily by the assets of and guaranteed by AMC, the Independent Film Channel, and WE. Rainbow Media Holdings' 100% interest in the stock of these entities is also pledged as collateral. The amended facility requires commitment reductions beginning in June 2005 and quarterly amortization payments beginning December 31, 2003 through 2008. The amended facility contains certain covenants that may limit Rainbow Media Holdings' ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

        Loans under the Rainbow Media Holdings credit facility bear interest at the Eurodollar rate plus a margin based upon Rainbow Media Holdings' leverage ratio. At December 31, 2003, $734,000 was outstanding under this credit facility and bore interest at a weighted average rate of 3.57%. As of December 31, 2003, approximately $2,000 was restricted for certain letters of credit issued on behalf of Rainbow Media Holdings. Undrawn funds available under the Rainbow Media Holdings credit facility amounted to approximately $87,000 at December 31, 2003. Rainbow Media Holdings is required to pay a fee of 0.5% based on the unused portion of the commitment. The credit facility contains certain financial covenants with which Rainbow Media Holdings was in compliance at December 31, 2003.

Rainbow Media Group

        In March 2002, Rainbow Media Group, LLC, a wholly-owned subsidiary of Rainbow Media Holdings, entered into a $400,000 revolving credit facility with a group of banks. This facility terminated upon the sale of the Bravo programming service in December 2002.

AMC and Bravo Company

        In March 2002, AMC and Bravo Company, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. This facility amended and restated the previously existing AMC $200,000 revolving credit facility. This facility terminated upon the sale of the Bravo programming service in December 2002.

Madison Square Garden

        MSG, a subsidiary of Rainbow Media Holdings, has a $500,000 revolving credit facility with a group of banks which expires on December 31, 2004. Loans under the MSG credit facility bear interest at either prime rate or a Eurodollar rate plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2003 and 2002, loans outstanding amounted to $110,000 and $155,000, respectively, and bore interest at a weighted average rate of 1.93% and 2.36% respectively. As of December 31, 2003, approximately $10,803 was restricted for certain letters of credit issued on behalf of MSG. The MSG credit facility contains certain covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder. Undrawn funds available under the MSG credit facility amounted to approximately $379,197 at December 31, 2003. MSG is required to pay a fee of 0.25% based on the unused portion of the commitment. The MSG credit facility contains certain financial covenants with which MSG was in compliance at December 31, 2003. MSG has pledged substantially all of its assets as collateral under the credit facility. See Note 22.

Senior Notes and Debentures

        The following table summarizes CSC Holdings' senior notes and debentures:

			Carrying Amount
			December 31,
	Face Amount	Original Issue Discount
			2003	2002
8 1/8% Senior Notes due July 2009, issued July 1999	$500,000	$2,330	$498,725	$498,492
7 1/4% Senior Notes due July 2008, issued July 1998	500,000	—	500,000	500,000
7 5/8% Senior Debentures due July 2018, issued July 1998	500,000	495	499,639	499,614
7 7/8% Senior Debentures due February 2018, issued February 1998	300,000	3,429	297,575	297,404
7 7/8% Senior Notes due December 2007, issued December 1997	500,000	525	499,791	499,738
8 1/8% Senior Debentures due August 2009, issued August 1997	400,000	1,492	399,296	399,172
7 5/8% Senior Notes due March 2011, issued March 2001	1,000,000	3,210	997,673	997,352

	$3,700,000	$11,481	$3,692,699	$3,691,772

        In March 2001, CSC Holdings issued $1,000,000 face amount of 7 5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding.

        The senior notes and debentures are not redeemable by CSC Holdings prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2003.

Subordinated Notes and Debentures

        The following table summarizes CSC Holdings' senior subordinated debentures:

		Carrying Amount December 31,
				Redemption*
	Principal Amount
		2003	2002	Date	Price
10 1/2% Senior Subordinated Debentures due 2016, issued May 1996	$250,000	$250,000	$250,000	May 15, 2006 May 15, 2007 May 15, 2008 May 15, 2009	105.250 103.938 102.625 101.313	% % % %
9 7/8% Senior Subordinated Debentures due 2013, issued February 1993	200,000	199,429	199,367	February 15, 2004 February 15, 2005 February 15, 2006	103.6% 102.4% 101.2%
9 7/8% Senior Subordinated Debentures due 2023, issued April 1993	150,000	149,774	149,761	**	**

	$600,000	$599,203	$599,128

*
The notes/debentures are redeemable, at CSC Holdings' option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

**
The debentures are redeemable, at CSC Holdings' option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

        On November 1, 2001, CSC Holdings redeemed its $300,000 face value 9 1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9 7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest. In connection with the redemption, the Company recognized a loss of $15,348.

        The indentures under which the subordinated debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2003.

Summary of Five Year Debt Maturities

        Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2003, including collateralized indebtedness (see Note 12) and capital leases, during the five years subsequent to December 31, 2003 are as follows:

Years Ending December 31,
2004	$137,844
2005	660,964
2006	2,676,480
2007	701,375
2008	960,078

NOTE 10.    PREFERRED STOCK OF CSC HOLDINGS, INC.

        The following summarizes each series of CSC Holdings' preferred stock:

	December 31, 2003		December 31, 2002
	Shares	Balance	Shares	Balance
Series A Preferred	80,001	$80,001	—	$—
Series H Preferred	4,341,813	434,181	4,341,813	434,181
Series M Preferred	11,101,126	1,110,113	11,101,126	1,110,113

		$1,624,295		$1,544,294

        In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

        In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of the Company, at the Company's option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of $38,618 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

        In October 2003, Quadrangle exercised its "put option" to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. The terms of the agreement provide for the delivery of cash or registered equity securities of Cablevision in settlement of the put price. The Company is in discussions with Quadrangle as to the process for determining the put price.

        In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11 1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares are exchangeable, in whole but not in part, at the option of CSC Holdings, for CSC Holdings' 11 1/8% Senior Subordinated Debentures due 2008. CSC Holdings is required to redeem the Series M

Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. CSC Holdings paid cash dividends on the Series M Preferred Stock of approximately $123,500 in each of 2003, 2002 and 2001.

        In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11 3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. CSC Holdings is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. The Series H Preferred Stock is redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption. Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings' 11 3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. CSC Holdings paid cash dividends on the Series H Preferred Stock of approximately $51,016 in each of 2003, 2002 and 2001, respectively.

        In connection with the implementation of Statement 150 on July 1, 2003, the carrying value of CSC Holdings' Series H and Series M Redeemable Preferred Stock of $434,181 and $1,110,113, respectively, was classified as a liability. In addition, beginning July 1, 2003, dividends have been classified as interest expense, increasing interest expense by $87,258 for the year ended December 31, 2003. Prior to July 1, 2003, preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 11.    INCOME TAXES

        The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries. Prior to June 29, 2002, the Company filed two consolidated federal income tax returns; one consolidated return included the telecommunications and retail operations, and the other consolidated return included Rainbow Media Holdings and all companies 80% or more owned by Rainbow Media Holdings.

        Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2003	2002	2001
Current expense:
Federal	$—	$—	$6,975
State	6,772	5,360	16,951

	6,772	5,360	23,926

Deferred expense (benefit):
Federal	(43,367)	(46,842)	153,238
State	56,962	(32,900)	48,413

	13,595	(79,742)	201,651

Income tax expense (benefit)	$20,367	$(74,382)	$225,577

        The income tax expense (benefit) attributable to continuing operations for 2003, 2002 and 2001 exclude deferred federal and state tax benefits of $1,165, $10,983 and $82,861, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.

        The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2003	2002	2001
Federal tax expense (benefit) at statutory federal rate	$(91,962)	$(190,108)	$444,104
State income taxes, net of federal benefit	(16,405)	(20,612)	140,898
Minority interests	62,831	77,818	130,460
Changes in the valuation allowance	27,988	58,576	(399,100)
State rate change, net of federal benefit	23,231	(5,950)	—
Nondeductible expense relating to Series A preferred stock	13,517	—	—
Nondeductible business development expenses	2,407	2,240	1,575
Other nondeductible expenses	3,687	1,748	—
Effect of Statement 133 adoption	—	—	(120,305)
Nondeductible amortization	—	—	24,480
Other	(4,927)	1,906	3,465

Income tax expense (benefit)	$20,367	$(74,382)	$225,577

        At December 31, 2003, the Company had consolidated net operating loss carry forwards of approximately $2,617,900 expiring on various dates through 2023.

        The Company's net operating loss carry forwards expire as follows:

2007	$42,296
2008	111,830
2009	137,011
2010	142,820
2011	151,008
2012	193,913
2018	94,347
2019	502,270
2020	87,858
2021	338,781
2022	249,536
2023	566,230

$2,617,900

        The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred Asset (Liability)
Current
Benefit plans	$41,422	$23,126
Allowance for doubtful accounts	15,214	23,454
Reserve for restructuring	11,584	20,799

Deferred tax asset	68,220	67,379
Valuation allowance	(1,571)	—

Net deferred tax asset, current	66,649	67,379

Long-Term
Benefits of tax loss carry forwards	1,063,058	1,001,903
Reserve for restructuring	16,580	19,279
Deferred lease obligation	26,149	27,494
Benefit plans	43,629	31,747

Deferred tax asset	1,149,416	1,080,423
Valuation allowance	(26,417)	—

Net deferred tax asset, long-term	1,122,999	1,080,423

Depreciation and amortization	(640,414)	(281,981)
Investments	(529,970)	(648,236)
Deferred gains	(240,085)	(394,044)
Other	(1,585)	(1,183)

Deferred tax liability, long-term	(1,412,054)	(1,325,444)

Net deferred tax liability, long-term	(289,055)	(245,021)

Total net deferred tax liability	$(222,406)	$(177,642)

        In 2001, the Company's income tax expense reflected a reduction in the valuation allowance related to its net deferred tax assets of $399.1 million. In 2002, the income tax benefit of the Company reflects an increase in the valuation allowance of $58.6 million. At the end of the second quarter of 2002, NBC exchanged part of its interest in Rainbow Media Holdings for shares of the Company's common stock. As a result of this exchange, Rainbow Media Holdings became a member of the consolidated federal income tax return of the Company. The exchange was accounted for under the purchase method of accounting. Accordingly, the valuation allowance was reduced to zero, resulting in a reduction to the recorded goodwill, without any income statement benefit. In 2003, the Company recorded a valuation allowance of $28.0 million relating to certain state net operating loss carry forwards.

        The Company recorded a valuation allowance against certain state tax attribute carry forwards because it is more likely than not that these deferred tax benefits will not be realized. Management evaluates the realizability of deferred tax assets and the need for a valuation allowance on a quarterly basis.

I-39

NOTE 12.    COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The statement requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. At December 31, 2003 and 2002, the Company was a party to interest rate swap agreements to pay fixed rates of interest with a total notional value of $600,000 and $1,000,000, respectively, and a fair value of approximately $349 and $3,525, respectively, a net liability position. These agreements have not been designated as hedges for accounting purposes.

        In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of December 31, 2003 and 2002, the total notional value of such contracts was $1,115,045 and the fair values of such contracts were $65,753 and $102,819, respectively, in a net liability position. These agreements have not been designated as hedges for accounting purposes.

        The increases in the fair value of the Company's swap agreements and the net realized gains (losses) as a result of net cash interest income (expense) for the years ended December 31, 2003, 2002 and 2001 aggregating approximately $10,420, $115,943 and $31,376, respectively, are reflected in gain on derivative contracts in the accompanying consolidated statements of operations.

        The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. The Company has monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications Corporation, AT&T, AT&T Wireless, Comcast Corporation, General Electric Company and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. The contracts set a floor and cap on the Company's participation in the changes in the underlying stock prices and at maturity are expected to offset declines in the fair values of the underlying stock below the hedge price per share, while allowing the Company to retain upside appreciation from the hedge price per share to the cap price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications, Adelphia Communications, AT&T Wireless, General Electric or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of certain of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and Comcast stock price at maturity.

        The Company received cash proceeds of $330,728 in 2003 and $1,549,411 in 2001, upon execution of the prepaid forward contracts discussed above. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts of $524,895 and $705,020, at December 31, 2003 and 2002, respectively, have been reflected in the accompanying consolidated balance sheets and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $(180,125), $808,094 and $250,376 as of December 31, 2003, 2002 and 2001, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations. With the adoption of Statement 133 on January 1, 2001, the shares of Charter Communications and Adelphia Communications were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the years ended December 31, 2003, 2002 and 2001, the Company recorded a gain (loss) on investments of $231,836, $(865,616) and $(176,673), respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

        In May 2002, due to certain events relating to Adelphia Communications, the Company received early termination notices from its bank counterparties pursuant to certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a significant gain position. The Company made cash payments aggregating $54,813, representing the difference between the redemption value of the collateralized indebtedness and the fair market value of the prepaid equity forward contracts as of the early termination date, and 9.79 million shares of Adelphia Communications common stock that were held as collateral were returned to the Company. In connection with the early termination, the Company recognized a loss of $17,237, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on the extinguishment of debt in the accompanying consolidated statement of operations.

        In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of the Company, at the Company's option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of $38,618 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 13.    OPERATING LEASES

        The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $85,988, $80,039 and $64,238, respectively.

        In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $13,225, $12,515 and $12,419, respectively.

        The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2004 through December 31, 2008, and thereafter, at rates now in force are as follows:

2004	$94,538
2005	87,979
2006	85,719
2007	77,127
2008	71,020
Thereafter	494,041

        At December 31, 2003 and 2002, approximately $31,176 and $39,886 of these commitments has been accrued, respectively, in connection with the restructuring plan described in Note 5.

NOTE 14.    AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

        The following table reflects Cablevision's effective ownership percentages and balances of equity method investments as of December 31, 2003 and 2002:

	Ownership Percentages		Investment Balances
	December 31,
	2003	2002	2003	2002
Fox Sports Net New England	30.0%	30.0%	$13,980	$9,794
Fox Sports Net Chicago	*	30.0	*	36,767
Fox Sports Net Bay Area	*	30.0	*	11,824
National Sports Partners	50.0	50.0	(40,182)	(18,454)
National Advertising Partners	50.0	50.0	4,768	1,429
Northcoast Communications, LLC	49.9	49.9	—	19,677
Princeton Video Image, Inc.	—	21.6	—	—
PVI Virtual Media Services LLC	60.0	—	6,699	—
New York Metro, LLC	27.0	27.0	(929)	(1,479)
Other	—	—	2	491

			$(15,662)	$60,049

*
The results of operations of Fox Sports Net Bay Area and Fox Sports Net Chicago have been consolidated with those of the Company as of the date of acquisition. (See Note 4.)

        The following table includes certain unaudited financial information for equity method investments:

	December 31,
	2003	2002
	(unaudited)
Total assets	$130,936	$537,207
Total liabilities*	66,250	263,201
Long-term indebtedness	—	9,394

*
Includes long-term indebtedness and amounts due to the Company referred to below.

        Aggregate amounts due from and due to these affiliates at December 31, 2003 and 2002 are summarized below:

	December 31,
	2003	2002
Advances to affiliates*	$30,399	$177,107
Accounts payable to affiliates	2,191	8,097

*
Advances at December 31, 2002 include $171,911 due from Northcoast Communications and Northcoast PCS.

        The Company's share of the net income (loss) of these affiliates for the years ended December 31, 2003, 2002 and 2001 amounted to $429,732, $(42,375) and $(68,206), respectively (including net income (losses) of $434,550, $(36,029) and $(42,957), respectively, related to Northcoast Communications). The Company provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2003, 2002 and 2001, approximately $3,633, $3,671 and $3,686, respectively, of revenues were earned from services provided to these entities. Costs incurred by the Company for programming and entertainment services provided by these affiliates and included in operating expenses for the years ended December 31, 2003, 2002 and 2001 amounted to $5,492, $5,172 and $5,420, respectively.

Northcoast Communications

        In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, LLC, to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights.

        As of December 31, 2002, Northcoast Communications, an unconsolidated subsidiary of the Company, had $58,236 in notes payable to the FCC for the PCS licenses acquired during 1997. In addition, a wholly-owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68,392 and $68,412, respectively, in vendor financing outstanding at December 31, 2003 and 2002 under a stand-alone $75,000 facility obtained in connection with the launch of commercial service in Cleveland.

        Vendor financing for Northcoast Communications' Cleveland operation consists of the $75,000 credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast

Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of December 31, 2003 and 2002, had an outstanding balance of $2,218 and $2,730, respectively. As of December 31, 2003 and 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender.

        Under a contractual agreement, the Company provides Northcoast Communications certain management services. Pursuant to this agreement, the Company recorded management fees of $1,783 and $13,584 in 2002 and 2001, respectively. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

        In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company's share of the proceeds was approximately $651,000, of which $30,000 is being held in an escrow fund to provide for any post-closing adjustments and claims. All of the available funds were used by the Company to repay bank debt under the Restricted Group credit facility.

        At December 31, 2003, the Company's investment in Northcoast Communications was zero and the Company's exposure to any loss relates to its guarantee of the FCC indebtedness of Cleveland PCS of $2,218. The Company is still evaluating whether Northcoast Communications is a variable interest entity requiring consolidation pursuant to FIN 46.

Rainbow DBS

        In 1996, Rainbow Media Holdings invested in a joint venture, Rainbow DBS, formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. In March 2002, Rainbow Media Holdings acquired Loral Space and Communications' 50% interest in Rainbow DBS. (See Note 4.) The FCC's construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999.

        In December 2000, the FCC granted an extension to Rainbow DBS' construction permit relating to the DBS frequencies held by Rainbow DBS. The extension required the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. In March 2003, Rainbow DBS requested an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer's need for additional time for scheduling and testing of the launch vehicle for the satellite. On July 17, 2003, Rainbow DBS successfully launched a direct broadcast satellite into space and on October 15, 2003, Rainbow DBS introduced VOOMsm, the Company's direct broadcast satellite service.

At Home

        In October 1997, the Company entered into an agreement with At Home and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the At Home service over certain of the Company's cable television systems on the same terms and conditions as At Home's founding partners, Tele-Communications, Inc., Comcast and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of At Home's Series A common stock at an exercise price of $0.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of At Home's Series A common stock at $0.25 per share was received in connection with the acquisition of certain cable television systems from TCI Communications, Inc. The At Home network distributed high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

        The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, was recorded in other investments and was accounted for under the cost method. The fair market value of the warrants was recorded as deferred revenue and was being amortized to income over the period in which the Company was obligated to provide the necessary services to At Home.

        In 2001, the Company recorded $66,872 of revenue relating to this transaction. In 2001, the Company recorded an impairment loss of approximately $108,452, reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero at December 31, 2001. In 2001, the Company recorded a gain of $25,190, representing primarily the recognition of the remaining unamortized portion of deferred revenue at December 31, 2001.

Other Affiliates and Related Parties

        During 2003, 2002 and 2001, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Aggregate amounts due from and due to these affiliates at December 31, 2003 and 2002 are summarized below:

	December 31,
	2003	2002
Advances to affiliates	$1,201	$1,384
Accounts payable to affiliates	8,040	9,675

        Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the "Indians") are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company's Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company's Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan. Management control of the Indians is held by Lawrence Dolan.

NOTE 15.    BENEFIT PLANS

        The Company has a Cash Balance Retirement Plan (the "Retirement Plan") for the benefit of employees other than those of the theater business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.

        Components of the net periodic pension cost for the Retirement Plan for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Service cost	$22,949	$22,959	$19,151
Interest cost	4,097	2,758	1,545
Expected return on plan assets	(4,206)	(2,287)	(1,546)
Recognized actuarial (gain) loss	—	326	54

Net periodic pension cost	$22,840	$23,756	$19,204

        The funded status and the amounts recorded on the Company's balance sheet for the Retirement Plan at December 31, 2003 and 2002, were as follows:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$64,113	$39,143
Service cost	22,949	22,959
Interest cost	4,097	2,758
Actuarial loss (gain)	(128)	2,291
Acquisition	—	(145)
Benefits paid	(7,359)	(2,893)

Benefit obligation at end of year	83,672	64,113

Change in plan assets:
Fair value of plan assets at beginning of year	42,853	21,232
Actual return (loss) on plan assets	5,334	(3)
Acquisition	—	(78)
Employer contributions	24,379	24,595
Benefits paid	(7,359)	(2,893)

Fair value of plan assets at end of year	65,207	42,853

Funded status	(18,465)	(21,260)
Unrecognized net actuarial loss (gain)	533	1,790

Accrued benefit cost	$(17,932)	$(19,470)

        Assumptions used in accounting for the Retirement Plan are as follows:

	2003	2002
Discount rate	6.75%	7.25%
Rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation levels	4.5%	5.0%

        The Retirement Plan's expected rate of return on plan assets is 8.0%. The rate of return is based on the portfolio of assets as a whole and not on the sum of the returns on individual asset investments.

        The weighted average asset allocation of the Company's Retirement Plan at December 31, 2003 and 2002 were as follows:

	Plan Assets at December 31,
	2003	2002
Asset Category:
Equity securities	55%	—%
Fixed income securities	32	—
Other	13	100

	100%	100%

        For 2003, the Retirement Plan's investment objective was to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Retirement Plan. This allows the Retirement Plan to subject a portion of its assets to increased risk to generate a greater rate of return. The Retirement Plan addresses diversification by the use of investment portfolios whose underlying investments are in domestic and international equity securities and domestic fixed income securities. The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the Retirement Plan as they become payable. Prior to 2003, the Retirement Plan invested all of its assets in a fund whose underlying investments were primarily in securities, such as commercial paper and repurchase agreements with little or no risk that generated a lower rate of return.

        The Company expects to contribute $26,900 to the Retirement Plan in 2004.

        The Company also maintains 401(k) savings plans, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. The cost associated with the 401(k) savings plans was approximately $13,066, $13,502 and $12,391 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost was $671, $453 and $200 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the projected benefit obligation exceeded the fair value of Supplemental Plan assets by approximately $1,090 and $1,660, respectively.

        MSG sponsors non-contributory pension plans covering certain MSG employees. Benefits payable to retirees under these plans are based upon years of service and participants' compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2003 and 2002, the accrued benefit cost amounted to $16,150 and $13,538, respectively, and for the years ended December 31, 2003, 2002 and 2001, net periodic pension cost amounted to $4,124, $3,245 and $2,445, respectively.

        In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the years ended December 31, 2003, 2002 and 2001 amounted to $3,178, $3,052 and $3,307, respectively.

        MSG also sponsors a welfare plan which provides certain postretirement health care benefits to certain MSG employees and their dependents. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2003, 2002 and 2001, the periodic postretirement benefit cost amounted to $429, $430, and $169, respectively, and as of December 31, 2003 and 2002, the accrued benefit cost amounted to $6,802 and $6,547, respectively.

NOTE 16.    STOCK BENEFIT AND LONG-TERM INCENTIVE PLANS

Stock Benefit Plans

        The Company has an Employee Stock Plan (the "1985 Stock Plan") under which the Company is authorized to issue a maximum of 14,000,000 shares. Pursuant to its terms, no awards could be granted under the 1985 Stock Plan after December 5, 1995. Under the 1985 Stock Plan, the Company granted incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options could not be less than the fair market value per share of Class A common stock on the date the option was granted and the options could expire no longer than ten years from date of grant. Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

        The Company also has an Employee Stock Plan (the "Employee Stock Plan"), under which the Company is authorized to issue a maximum of 39,941,045 shares of CNYG common stock. As of December 31, 2003, 21,552,802 shares of CNYG common stock were available for future grant under the Employee Stock Plan. Under the Employee Stock Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive and alternative stock appreciation rights, stock grants and stock bonus awards. The other terms of the Employee Stock Plan are substantially identical to those of the 1985 Stock Plan, except that under the Employee Stock Plan, the Compensation Committee has the authority, in its discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the Employee Stock Plan. Options and stock appreciation rights granted in 2003, 2002 and 2001 vest in 33 1/3 annual increments beginning one year from the date of grant.

        In January 2003, the Company offered employees the right to exchange stock options and stock appreciation rights outstanding under the Employee Stock Plan, which had an exercise price of more than $20.00, for restricted shares. Employees who accepted the offer received one restricted share for every two common shares issuable upon exercise of his or her options and one restricted share for every three common shares subject to his or her stock appreciation rights. Compensation expense is recognized over the four year vesting period, equal to the excess of the restricted shares' value on the grant date of $17.54 per share over the par value amount paid for the shares of $0.01 per share. Pursuant to the offer, a total of 8,722,278 options and 6,236,850 stock appreciation rights were exchanged for a total of 6,440,831 shares of restricted stock. Options not exchanged pursuant to the offer are subject to variable accounting until exercised or forfeited.

        The Company also has a Non-Employee Director Plan (the "Non-Employee Director Plan"), under which the Company is authorized to issue a maximum of 757,912 shares of common stock. Under the Non-Employee Director Plan, the Company is able to grant stock options at an exercise price equal to the fair value of the shares on the date of the option grant. As of December 31, 2003, 205,112 shares of common stock were available for future grant under the Non-Employee Director Plan.

        As a result of stock awards, bonus awards, and stock appreciation rights, the Company recorded expense (income), reflecting vesting schedules for applicable grants as well as fluctuations in the market price of the underlying stock in the amount of $42,806, $(41,538) and $(44,973) for the years ended December 31, 2003, 2002 and 2001, respectively.

        Stock transactions under the 1985 Stock Plan, the Employee Stock Plan and the Non-Employee Director Plan are as follows:

Cablevision Common Stock Options

	Shares Under Option	Stock Appreciation Rights	Stock Awards	Option Price Range
Balance, December 31, 2000	9,522,872	6,364,113	—	$6.13 - $76.31
Granted	105,640	68,240	—	$62.63 - $76.69
Exercised/issued	(214,358)	(911,256)	—	$6.91 - $74.69
Cancelled	(96,125)	(87,125)	—	$6.13 - $74.69

Converted to CNYG common stock options in March 2001	9,318,029	5,433,972	—	$6.91 - $76.69

CNYG Common Stock Options

	Shares Under Option	Stock Appreciation Rights	Restricted Stock	Option Price Range
Converted in March 2001	9,318,029	5,433,972	—	$ 5.88 - $65.34
Granted	18,750	—	—	$57.70
Exercised/issued	(267,477)	(161,302)	—	$ 5.88 - $53.35
Cancelled	(218,759)	(214,093)	—	$23.59 - $63.63

Balance, December 31, 2001	8,850,543	5,058,577	—	$ 5.88 - $65.34
Granted	2,670,390	2,584,140	—	$34.82 - $47.45
Exercised/issued	(147,076)	(255,129)	—	$ 1.77 - $25.69
Cancelled	(1,273,757)	(1,073,434)	—	$ 3.08 - $63.63
RMG options exchanged	7,252,861	5,023,276	—	$ 1.77 - $22.50

Balance, December 31, 2002	17,352,961	11,337,430	—	$ 1.77 - $65.34
Options exchanged for restricted stock	(8,722,278)	(6,236,850)	6,440,831	$20.87 - $65.34
Granted	918,596	46,763	1,375,742	$18.15 - $53.35
Exercised/issued	(318,224)	(273,561)	—	$ 1.77 - $20.87
Cancelled	(1,457,552)	(1,118,517)	(523,291)	$ 1.77 - $63.63

Balance, December 31, 2003	7,773,503	3,755,265	7,293,282	$ 1.77 - $63.63

RMG Common Stock Options

	Shares Under Option	Stock Appreciation Rights	Option Price Range
Converted in March 2001	4,658,989	2,716,939	$ 2.04 - $22.70
Granted	18,750	—	$26.80
Exercised/issued	(148,348)	(104,073)	$ 2.04 - $22.11
Cancelled	(108,309)	(105,976)	$ 8.20 - $22.11

Balance, December 31, 2001	4,421,082	2,506,890	$ 2.04 - $26.80
Granted	1,984,370	1,973,120	$23.85 - $24.85
Exercised/issued	(101,599)	(83,811)	$ 2.04 - $22.11
Cancelled	(213,062)	(177,628)	$ 6.65 - $24.85
Exchanged for CNYG Options	(6,090,791)	(4,218,571)	$ 2.11 - $26.80

Balance, December 31, 2002	—	—

        In connection with the August 20, 2002 exchange of Rainbow Media Group common stock for Cablevision NY Group common stock, each option to purchase a share of Rainbow Media Group common stock was exchanged for an option to purchase 1.19093 shares of Cablevision NY Group common stock.

        The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2003:

CNYG Common Stock Options

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 - $ 8.17	1,488,528	3.4	$5.14	1,488,528	$5.14
$ 8.18 - $16.34	1,983,312	5.3	$14.04	1,983,312	$14.04
$16.35 - $32.68	3,195,879	6.9	$19.12	2,203,040	$18.40
$32.69 - $40.85	337,368	8.1	$36.00	161,293	$36.00
$40.86 - $49.02	70,000	8.0	$47.45	70,000	$47.45
$49.03 - $57.19	490,366	6.4	$53.74	490,366	$53.74
$57.20 - $65.36	208,050	5.8	$58.79	208,050	$58.79

	7,773,503	5.8	$19.38	6,604,589	$18.74

Long-Term Incentive Plan

        Pursuant to the Company's Long-Term Incentive Plan, the Company has granted cash awards to senior executives that vest over varying periods, some of which are performance based. Certain senior executives have also received performance retention awards under the plan, vesting over 7 years, aggregating $123,000. The terms of the award provided that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive. Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted. As of December 31, 2003 and 2002, $43,045 and $43,725, respectively, had been advanced in respect of this plan. In connection with the Long-Term Incentive Plan, the Company has recorded expense of $19,541, $23,501 and $6,344 for the years ended December 31, 2003, 2002 and 2001, respectively.

        In addition, in 2003, the Company granted certain management employees cash awards aggregating $44,315 that vest when the Company reaches certain performance goals. Such awards are being amortized ratably over the period in which the Company is expected to achieve these goals, and accordingly recorded expense of $16,492 in respect of this award in 2003.

NOTE 17.    COMMITMENTS AND CONTINGENCIES

        The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with players, general managers and coaches of its professional sports teams. The contracts provide for payments which are guaranteed regardless of injury or termination. Certain of these contracts are covered by disability insurance if certain conditions are met. The future cash payments reflected below do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association ("NBA") for luxury tax payments.

        In addition, the table below includes certain other unconditional purchase obligations pursuant to contracts entered into in the normal course of business. Future cash payments required under these contracts as of December 31, 2003 are as follows:

2004	$514,419
2005	251,320
2006	230,005
2007	188,050
2008	139,335
Thereafter	1,037,224

Total	$2,360,353

        At December 31, 2003, approximately $60,084 of commitments, included in the table above, relating to sports teams' and broadcast personnel contracts have been accrued and are reflected in the accompanying consolidated balance sheets.

        During 2001, subsidiaries of Rainbow Media Holdings secured carriage commitments with certain multiple system operators under long-term affiliation agreements, in exchange for which such businesses agreed to make payments when evidence is obtained that certain launch thresholds are met conditioned upon continued carriage. These businesses are contingently liable for additional payments of up to $9,852. This commitment has been reflected in the table above.

        In addition to the above amounts, MSG may also be obligated to pay the NBA a luxury tax in each year pursuant to the NBA/NBPA collective bargaining agreement, which is in effect through June 30, 2005. The ultimate calculation of any amount due would be based on a formula established by the agreement. The tax is based on the amount by which the team's salary, as defined in the agreement, exceeds a luxury tax "trigger."

        Many of the Company's franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements. The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

NOTE 18.    LEGAL MATTERS

        The Company is party to various lawsuits, some involving substantial amounts. Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

At Home

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

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT seeks monetary damages of "at least $12.5 million" due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit. As a result of the March 2003 agreement discussed below, the litigation with the YES Network has been stayed and, under the terms of the agreement, will ultimately be dismissed.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement. If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration. The final terms established will be retroactively applied to March 31, 2003. The parties were unable to reach an agreement on a long-term arrangement and the matter was submitted to arbitration. The hearing before the arbitration panel ended in March 2004 and the parties expect that a decision will be issued prior to the start of the major league baseball season in April 2004. As part of the March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experiences, during the term of the one-year interim agreement, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors.

Tracking Stock Litigation

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. The Company intends to contest the lawsuit vigorously. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. The parties are awaiting a decision from the court on this motion.

Time Warner Litigation

        On November 14, 2003, American Movie Classics Company filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner's anticipatory repudiation of its cable television affiliation agreement with American Movie Classics. American Movie Classics Company filed that action as a result of Time Warner's notice purporting to terminate the contract based upon their allegation that American Movie Classics had changed its programming. The Company believes the notice was improper. American Movie Classics Company is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages. Time Warner filed an answer and counterclaims in December 2003 that, among other things, seeks a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract.

Accounting Related Investigations

        The Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York are conducting investigations into matters related to the improper expense recognition discussed in Note 2.

NOTE 19.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accounts Payable—Affiliates and Accrued Liabilities.

        The carrying amount approximates fair value due to the short maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

        Derivative contracts are carried at fair value based on dealer quotes.

Investment Securities and Investment Securities Pledged as Collateral

        Marketable securities are carried at their fair value based upon quoted market prices.

Bank Debt, Collateralized Indebtedness, Senior Notes and Debentures, Subordinated Notes and Debentures and Redeemable Exchangeable Preferred Stock of CSC Holdings

        The fair values of each of the Company's debt instruments and redeemable preferred stock of CSC Holdings are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap Agreements

        Interest rate swap agreements are carried at fair value based on dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

        The fair value of the Company's financial instruments are summarized as follows:

	December 31, 2003
	Carrying Amount	Estimated Fair Value
Long-term debt instruments:
Bank debt	$2,357,039	$2,357,039
Collateralized indebtedness	1,617,620	1,699,530
Senior notes and debentures	3,692,699	3,879,551
Subordinated notes and debentures	599,203	649,293
Redeemable exchangeable preferred stock of CSC Holdings	1,544,294	1,611,615

	$9,810,855	$10,197,028

	December 31, 2002
	Carrying Amount	Estimated Fair Value
Long-term debt instruments:
Bank debt	$2,085,768	$2,085,768
Collateralized indebtedness	1,234,106	1,339,298
Senior notes and debentures	3,691,772	3,472,321
Subordinated notes and debentures	599,128	587,400
Redeemable exchangeable preferred stock of CSC Holdings	1,544,294	1,475,762

	$9,155,068	$8,960,549

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 20.    SEGMENT INFORMATION

        The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues.

        The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information as to the operations of the Company's business segments is set forth below.

	Years Ended December 31,
	2003	2002	2001
Revenues, net from continuing operations
Telecommunications Services	$2,715,298	$2,419,506	$2,275,525
Rainbow	764,846	653,259	554,819
Madison Square Garden	771,986	789,677	841,912
All Other	84,447	88,149	79,102
Eliminations	(159,429)	(148,756)	(156,311)

	$4,177,148	$3,801,835	$3,595,047

	Years Ended December 31,
	2003	2002	2001
Adjusted operating cash flow from continuing operations (unaudited)
Telecommunications Services	$1,046,158	$951,717	$869,846
Rainbow	149,214	76,605	18,883
Madison Square Garden	67,626	112,371	82,122
All Other	(117,119)	(43,493)	(69,461)

	$1,145,879	$1,097,200	$901,390

	December 31,
	2003	2002
Assets
Telecommunications Services	$4,910,847	$4,673,923
Rainbow	2,684,068	1,843,515
Madison Square Garden	1,752,558	1,797,258
Corporate, other and intersegment eliminations	1,841,726	2,282,762

	$11,189,199	$10,597,458

        A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Years Ended December 31,
	2003	2002	2001
Revenues, net from continuing operations
Total revenue for reportable segments	$4,252,130	$3,862,442	$3,672,256
Other revenue and intersegment eliminations	(74,982)	(60,607)	(77,209)

Total consolidated revenue	$4,177,148	$3,801,835	$3,595,047

Adjusted operating cash flow to income (loss) from continuing operations before income taxes (unaudited)
Total adjusted operating cash flow for reportable segments	$1,262,998	$1,140,693	$970,851
Other adjusted operating cash flow	(117,119)	(43,493)	(69,461)
Items excluded from adjusted operating cash flow
Depreciation and amortization	(1,060,651)	(873,648)	(1,115,494)
Stock plan income (expense)	(42,806)	41,538	44,973
Restructuring charges	(10,725)	(74,091)	(42,722)
Interest expense	(615,676)	(506,480)	(535,372)
Interest income	12,540	22,439	17,521
Equity in net income (loss) of affiliates	429,732	(42,375)	(68,206)
Gain (loss) on sale of cable assets and programming interests, net	(13,644)	—	2,174,664
Impairment charges on At Home investment	—	—	(108,452)
Gain (loss) on investments, net	235,857	(881,394)	109,355
Write-off of deferred financing costs	(388)	(6,931)	(18,770)
Gain (loss) on derivative contracts, net	(208,323)	924,037	281,752
Loss on extinguishment of debt	—	(17,237)	(15,348)
Gain (loss) on termination of At Home agreement	—	—	25,190
Minority interests	(138,168)	(220,568)	(372,694)
Miscellaneous, net	3,624	(5,656)	(8,919)

Income (loss) from continuing operations before income taxes	$(262,749)	$(543,166)	$1,268,868

        Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

        The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 21.    INTERIM FINANCIAL INFORMATION (Unaudited)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2003 and 2002. See Note 2. "Restatement of Consolidated Financial Statements".

  2003:

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Total 2003
	(As Restated)	(As Restated)	(As Restated)
Revenues, net	$1,000,951	$973,147	$975,766	$1,227,284	$4,177,148
Operating expenses	(969,381)	(946,986)	(955,769)	(1,273,315)	(4,145,451)

Operating income (loss)	$31,570	$26,161	$19,997	$(46,031)	$31,697

Net income (loss)	$(151,322)	$158,347	$(106,962)	$(197,302)	$(297,239)

Basic net income (loss) per common share	$(0.54)	$0.55	$(0.37)	$(0.69)	$(1.04)

Diluted net income (loss) per common share	$(0.54)	$0.54	$(0.37)	$(0.69)	$(1.04)

  2002:

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Total 2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues, net	$930,406	$900,168	$872,387	$1,098,874	$3,801,835
Operating expenses	(906,005)	(809,396)	(867,425)	(1,028,010)	(3,610,836)

Operating income	$24,401	$90,772	$4,962	$70,864	$190,999

Net income (loss)	$(255,892)	$(97,902)	$(82,244)	$529,921	$93,883

Basic net income (loss) per common share	$(0.89)	$(0.34)	$(0.27)	$1.79	$0.32

Diluted net income (loss) per common share	$(0.89)	$(0.34)	$(0.27)	$1.66	$0.29

NOTE 22.    SUBSEQUENT EVENTS

        In March 2004, borrowings under the MSG credit facility were repaid in full and the credit facility was terminated with proceeds from an intercompany loan from Regional Programming Partners.

        In January and February 2004, Rainbow DBS invested $85,000, and owns a substantial interest in an entity that recently acquired licenses from the FCC to provide multichannel video distribution and data service in 45 metropolitan areas in the United States.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
CSC Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003 and adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the year ended December 31, 2002.

        As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 have been restated.

/s/ KPMG LLP
Melville, New York
March 15, 2004

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
		(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$326,962	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $44,941 and $57,860)	355,835	286,335
Investment securities, current	5,874	—
Notes and other receivables, current	74,463	78,010
Prepaid expenses and other current assets	108,071	75,659
Assets held for sale	—	66,733
Feature film inventory, net	92,362	66,617
Deferred tax asset, current	66,649	67,379
Advances to affiliates	42,922	178,491

Total current assets	1,073,138	945,164
Property, plant and equipment, net	4,593,210	4,665,825
Investments in affiliates	25,449	79,982
Investment securities	23	330,456
Investment securities pledged as collateral	1,224,498	662,274
Other investments	2,456	7,438
Notes and other receivables	95,815	96,945
Derivative contracts	586,894	705,020
Other assets	82,583	46,276
Long-term feature film inventory, net	303,393	232,221
Deferred carriage fees, net	119,225	139,578
Franchises, net of accumulated amortization of $2,552 and $1,208	735,362	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $314,723 and $278,466	630,523	295,753
Other intangible assets, net of accumulated amortization of $32,427 and $21,690	159,268	95,396
Excess costs over fair value of net assets acquired	1,472,643	1,462,628
Deferred financing, acquisition and other costs, net of accumulated amortization of $61,783 and $46,007	96,041	100,101

	$11,200,521	$10,597,458

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities:
Accounts payable	$334,283	$439,158
Accrued liabilities:
Interest	119,983	116,406
Employee related costs	312,195	234,828
Other	467,667	528,535
Accounts payable to affiliates	10,231	70,659
Deferred revenue, current	117,709	113,402
Feature film and contract obligations	92,206	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	38,968	1,395
Current portion of bank debt	111,039	5,768
Current portion of capital lease obligations	15,636	14,977

Total current liabilities	1,619,917	1,683,063
Feature film and contract obligations, long-term	286,955	229,431
Deferred revenue	16,322	17,479
Deferred tax liability	290,647	245,021
Liabilities under derivative contracts	127,751	104,949
Other long-term liabilities	217,946	225,519
Bank debt, long-term	2,246,000	2,080,000
Collateralized indebtedness	1,617,620	1,234,106
Senior notes and debentures	3,692,699	3,691,772
Subordinated debentures	599,203	599,128
Notes payable	150,000	—
Capital lease obligations, long-term	69,220	71,231
Series H Redeemable Exchangeable Preferred Stock	434,181	—
Series M Redeemable Exchangeable Preferred Stock	1,110,113	—
Deficit investment in affiliates	41,111	19,933
Minority interests	580,766	626,571

Total liabilities	13,100,451	10,828,203

Series H Redeemable Exchangeable Preferred Stock	—	434,181

Series M Redeemable Exchangeable Preferred Stock	—	1,110,113

Series A Exchangeable Participating Preferred Stock	80,001	—

Commitments and contingencies
Stockholder's deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,258,056 and 5,000,000 shares issued	53	50
Paid-in capital	829,801	740,493
Accumulated deficit	(2,808,833)	(2,513,792)

	(1,978,979)	(1,773,249)
Accumulated other comprehensive loss	(952)	(1,790)

Total stockholder's deficiency	(1,979,931)	(1,775,039)

	$11,200,521	$10,597,458

See accompanying notes to
consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

	2003	2002	2001
		(As Restated)	(As Restated)
Revenues, net	$4,177,148	$3,801,835	$3,595,047

Operating expenses:
Technical and operating (including costs of goods sold of $566 in 2003)	1,909,906	1,707,231	1,685,252
Selling, general and administrative	1,173,162	955,866	963,432
Other operating income	(8,993)	—	—
Restructuring charges	10,725	74,091	42,722
Depreciation and amortization	1,060,651	873,648	1,115,494

	4,145,451	3,610,836	3,806,900

Operating income (loss)	31,697	190,999	(211,853)

Other income (expense):
Interest expense	(615,676)	(506,480)	(535,372)
Interest income	16,330	22,439	17,521
Equity in net income (loss) of affiliates	429,732	(42,375)	(68,206)
Gain (loss) on sale of cable assets and programming interests, net	(13,644)	—	2,174,664
Impairment charges on At Home investment	—	—	(108,452)
Gain (loss) on investments, net	235,857	(881,394)	109,355
Write-off of deferred financing costs	(388)	(6,931)	(18,770)
Gain (loss) on derivative contracts, net	(208,323)	924,037	281,752
Loss on extinguishment of debt	—	(17,237)	(15,348)
Gain on termination of At Home agreement	—	—	25,190
Minority interests	(45,908)	(46,052)	(198,178)
Miscellaneous, net	3,624	(5,656)	(8,919)

	(198,396)	(559,649)	1,655,237

Income (loss) from continuing operations before income taxes and dividend requirements	(166,699)	(368,650)	1,443,384
Income tax benefit (expense)	(21,959)	74,382	(225,577)

Income (loss) from continuing operations before dividend requirements	(188,658)	(294,268)	1,217,807
Dividend requirements applicable to preferred stock	(92,260)	(174,516)	(174,516)

Income (loss) from continuing operations	(280,918)	(468,784)	1,043,291
Income (loss) from discontinued operations, net of taxes (including loss of $8,382 on sale of the retail electronics business in 2003 and gain on sale of programming interests of $663,352 in 2002)	(14,123)	562,667	(61,841)

Net income (loss) applicable to common shareholder	$(295,041)	$93,883	$981,450

See accompanying notes
to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
					(As Restated)
Balance at December 31, 2000, as reported	$50	$759,815	$(3,613,108)	$286,440	$(2,566,803)
Effect of restatement (Note 2)	—	—	23,983	—	23,983

Balance at December 31, 2000, as restated	50	759,815	(3,589,125)	286,440	(2,542,820)
Net income, as restated	—	—	1,155,966	—	1,155,966
Transfer of available-for-sale securities to trading securities	—	—	—	(286,440)	(286,440)

Comprehensive income					869,526
Conversion of equity interest in subsidiary	—	(11,292)	—	—	(11,292)
Issuance of Cablevision common stock to NBC	—	138,597	—	—	138,597
Tax benefit related to stock options	—	82,861	—	—	82,861
Preferred dividend requirements	—	—	(174,516)	—	(174,516)

Balance at December 31, 2001, as restated	50	969,981	(2,607,675)	—	(1,637,644)
Net income, as restated	—	—	268,399	—	268,399
Minimum pension liability adjustment	—	—	—	(1,790)	(1,790)

Comprehensive income					266,609
Tax benefit related to stock options	—	10,983	—	—	10,983
Treasury stock acquired by Cablevision from NBC	—	(359,750)	—	—	(359,750)
Issuance of Cablevision common stock to NBC	—	114,888	—	—	114,888
Conversion of RMG options to CNYG options	—	4,391	—	—	4,391
Preferred dividend requirements	—	—	(174,516)	—	(174,516)

Balance at December 31, 2002, as restated	50	740,493	(2,513,792)	(1,790)	(1,775,039)
Net income	—	—	(202,781)	—	(202,781)
Minimum pension liability adjustment	—	—	—	838	838

Comprehensive income					(201,943)
Tax benefit related to stock options	—	1,165	—	—	1,165
Preferred dividend requirements	—	—	(92,260)	—	(92,260)
Net contributions from Cablevision	3	63,070	—	—	63,073
Issuance of Cablevision restricted stock to employees	—	25,073	—	—	25,073

Balance at December 31, 2003	$53	$829,801	$(2,808,833)	$(952)	$(1,979,931)

See accompanying notes
to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
		(As Restated)	(As Restated)
Cash flows from operating activities:
Income (loss) from continuing operations before dividend requirements	$(188,658)	$(294,268)	$1,217,807
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,060,651	873,648	1,115,494
Equity in net (income) loss of affiliates	(429,732)	42,375	68,206
Minority interests	45,908	46,052	198,178
(Loss) gain on sale of cable assets and programming interests, net	13,644	—	(2,174,664)
Loss (gain) on investments, net	(235,857)	881,394	(109,355)
Impairment charges on investments	—	—	108,452
Write-off of deferred financing costs	388	6,931	18,770
Unrealized loss (gain) on derivative contracts, net	178,499	(654,150)	(278,690)
Realized gain on derivative contracts	—	(256,576)	—
Loss on extinguishment of debt	—	17,237	15,348
Gain on termination of At Home agreement	—	—	(25,190)
Compensation expense related to issuance of restricted stock	25,073	—	—
Tax benefit from exercise of stock options	1,165	10,983	82,861
Amortization of deferred financing, discounts on indebtedness and other deferred costs	69,876	68,963	45,778
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable trade	(34,999)	25,370	(30,692)
Notes and other receivables	4,976	(42,785)	31
Inventory, prepaid expenses and other assets	(26,597)	4,308	(2,552)
Advances to affiliates	79,420	(89,238)	(108,365)
Feature film inventory	(96,917)	(63,136)	21,287
Other deferred costs	18,785	100	(132,663)
Accounts payable	(109,718)	43,915	(17,168)
Accrued liabilities	(11,156)	(1,271)	(23,427)
Feature film and contract obligations	73,783	55,099	(34,606)
Deferred revenue	2,917	(10,676)	(61,115)
Deferred taxes	50,432	(48,257)	67,874
Minority interests	(11,060)	(32,345)	8,301

Net cash provided by (used in) operating activities	480,823	583,673	(30,100)

Cash flows from investing activities:
Capital expenditures	(888,371)	(1,320,710)	(1,349,119)
Payments for acquisitions, net of cash acquired	(179,728)	—	—
Net proceeds from sale of cable assets and programming interests	—	—	1,118,153
Proceeds from sale of equipment, net of costs of disposal	5,906	15,336	(2,326)
Decrease (increase) in investments in affiliates, net	443,391	(34,619)	(39,682)
Decrease (increase) in investment securities and other investments	3,150	994	(21,795)
Additions to other intangible assets	(2,374)	(548)	(303)

Net cash used in investing activities	$(618,026)	$(1,339,547)	$(295,072)

Cash flows from financing activities:
Proceeds from bank debt	$2,328,180	$1,603,574	$2,958,858
Repayment of bank debt	(2,056,908)	(524,500)	(4,568,694)
Redemption of senior subordinated notes	—	—	(466,707)
Issuance of senior notes	—	—	996,790
Net proceeds from (repayments of) collateralized indebtedness	330,728	(54,813)	1,549,411
Repayment of note payable	(250,000)	—	—
Proceeds from derivative contracts	—	—	239,270
Dividends applicable to preferred stock	(87,259)	(174,516)	(174,516)
Capital contribution from Cablevision	63,073	—	—
Payments on capital lease obligations and other debt	(16,745)	(28,078)	(34,583)
Additions to deferred financing and other costs	(14,829)	(15,778)	(35,470)
Issuance of preferred stock	75,000	—	—

Net cash provided by financing activities	371,240	805,889	464,359

Net increase in cash and cash equivalents from continuing operations	234,037	50,015	139,187
Net effect of discontinued operations on cash and cash equivalents	(33,015)	(32,065)	(69,137)
Cash and cash equivalents at beginning of year	125,940	107,990	37,940

Cash and cash equivalents at end of year	$326,962	$125,940	$107,990

See accompanying notes
to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

        CSC Holdings, Inc. (the "Company"), is a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate motion picture theaters and provide direct broadcast satellite service. The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues.

Principles of Consolidation and Investments in Affiliates

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities are carried on the equity method. The Company would recognize a loss where there existed an other than temporary decline in the value of the investment. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

        The Company recognizes cable television, high-speed data, telephony and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenues derived from other sources are recognized when services are provided or events occur.

Costs of Revenue

        Costs of revenue related to sales of services and the cost of direct broadcast satellite equipment sold are classified as "technical and operating" expenses in the accompanying statements of operations.

Investments in Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

Long-Lived and Indefinite-Lived Assets

        Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations. Franchise renewal costs are amortized on the straight-line basis over the average terms (3 to 20 years) of the franchises. Affiliation, broadcast and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 3 to 40 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 20 years). Excess costs over fair value of net assets acquired ("goodwill") and the value of franchises acquired in purchase business combinations which have indefinite useful lives are no longer amortized in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Prior to the adoption of Statement 142, goodwill was amortized on the straight-line basis over periods ranging from 3 to 40 years and franchises acquired in purchase business combinations were amortized on the straight-line basis over the average terms (3 to 20 years).

        The Company reviews its long-lived assets (property, plant and equipment, and intangible assets subject to amortization that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

        The Company evaluates the recoverability of its goodwill and indefinite lived intangible assets annually or more frequently whenever events or circumstances indicate that the asset may be impaired. Statement 142 requires that goodwill impairment be determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

        The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Feature Film Inventory

        Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods. Amounts payable subsequent to December 31, 2003 related to feature film telecast rights are as follows:

Years Ending December 31,
2004	$81,704
2005	55,005
2006	42,282
2007	40,160
2008	27,555
Thereafter	77,066

Deferred Carriage Fees

        Deferred carriage fees represent primarily payments to cable systems operators to guarantee carriage of certain programming services and are recorded as a reduction to revenue over the period of guarantee (1 to 11 years).

Deferred Financing Costs

        Costs incurred to obtain debt are deferred and amortized, on a straight-line basis, over the life of the related debt.

Income Taxes

        Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the asset/liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Common Share

        Basic and diluted net income (loss) per common share are not presented since the Company is a wholly-owned subsidiary of Cablevision.

Reclassifications

        Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the 2003 presentation.

Cash Flows

        For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        During 2003, 2002 and 2001, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2003	2002	2001
Non-Cash Investing and Financing Activities:
Capital lease obligations	$10,003	$17,990	$29,919
Receipt of marketable securities in connection with the sale of programming interests and cable assets	—	321,908	893,500
Preferred stock dividends	5,001	—	—
Issuance of Cablevision common stock in exchange for NBC's interest in Rainbow Media Holdings	—	114,888	138,597
Acquisition of Cablevision common stock from NBC	—	359,750	—
Acquisition of shares of Rainbow Media Holdings from NBC	—	318,342	—
Note payable issued in connection with the purchase of the 20% interest in American Movie Classics, The Independent Film Channel and WE: Women's Entertainment	250,000	—	—
Note payable issued in connection with the purchase of the 50% interests in Fox Sports Net Chicago and Fox Sports Net Bay Area	150,000	—	—
Supplemental Data:
Cash interest paid—continuing operations	498,591	489,108	527,459
Cash interest paid—discontinued operations	525	5,471	7,885
Income taxes paid (refunded), net	8,322	(27,732)	45,980

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. The Company does not hold or issue derivative instruments for trading purposes. However, the Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates. These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings.

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Standards

        The FASB issued Statement 143, Accounting for Asset Retirement Obligations, in June 2001. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of Statement 143 in 2003 had an insignificant impact on the Company's financial condition or results of operations.

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

        In April 2003, the FASB issued Statement 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement 149 had no impact on the Company's financial condition or results of operations.

        In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. As a result of adopting the Statement on July 1, 2003, liabilities increased $1,544,294 reflecting the reclassification of the Company's Series H and Series M Redeemable Preferred Stock and dividends of $87,258 were classified as interest expense for the year ended December 31, 2003. In addition, the Company currently consolidates a 60% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 40% minority interest is approximately $1,128,900 as of December 31, 2003.

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

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. For all variable interest entities created prior to February 1, 2003, the Company will be required to apply the provisions of FIN 46 by March 31, 2004. For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003. The adoption of FIN 46 had no impact on the Company's financial condition or results of operations for entities created after January 31, 2003. The Company is still evaluating the impact of adopting FIN 46 for entities created prior to February 1, 2003. It is reasonably possible that the Company will be required to consolidate its investment in Northcoast Communications, LLC. See Note 13 for a detailed description of this investment.

NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        As a result of information obtained in connection with the Wilmer Cutler Pickering LLP investigation into improperly recognized expenses resulting from inappropriately accelerating the recognition of certain costs (see discussion below), the Company has restated its previously reported financial statements to reflect the expenses in the appropriate period. In addition, the Company has also corrected certain errors with respect to launch and marketing support payments and the recognition of a gain on marketable securities.

        The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company's consolidated statement of operations for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
Effect on income from continuing operations:
Acceleration of expenses, net	$(5,379)	$(3,816)
Launch and marketing support	(2,202)	(21,573)
Other expenses, net	(909)	3,615
Effect of adjustments on equity in net loss of affiliates	297	(210)
Minority interest, including effect of adjustments	1,797	(1,011)
Gain on investments	10,044	—
Effect of adjustments on gain on sale of programming interests	—	(1,263)
Income tax expense	343	(1,532)

Increase (decrease) in income from continuing operations	$3,991	$(25,790)

Increase (decrease) in operating income	$(8,490)	$(21,774)

        The following table sets forth the consolidated balance sheet for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of December 31, 2002:

	December 31, 2002
	As Previously Reported	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$125,940	$125,940
Accounts receivable trade	286,335	286,335
Notes and other receivables, current	78,010	78,010
Prepaid expenses and other current assets	65,102	75,659
Assets held for sale	66,733	66,733
Feature film inventory, net	66,617	66,617
Deferred tax asset, current	67,379	67,379
Advances to affiliates	178,491	178,491

Total current assets	934,607	945,164
Property, plant and equipment, net	4,666,307	4,665,825
Investments in affiliates	79,659	79,982
Investment securities	310,336	330,456
Investment securities pledged as collateral	662,274	662,274
Other investments	17,514	7,438
Notes and other receivables	96,945	96,945
Derivative contracts	705,020	705,020
Other assets	46,276	46,276
Long-term feature film inventory, net	232,221	232,221
Deferred carriage fees, net	139,578	139,578
Franchises, net	732,401	732,401
Affiliation, broadcast and other agreements, net	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,556,573	1,558,024
Deferred financing, acquisition and other costs, net	100,101	100,101

	$10,575,565	$10,597,458

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities:
Accounts payable	$438,449	$439,158
Accrued liabilities	863,717	879,769
Accounts payable to affiliates	70,659	70,659
Deferred revenue, current	113,402	113,402
Feature film and contract obligations	72,310	72,310
Liabilities held for sale	85,625	85,625
Liabilities under derivative contracts	1,395	1,395
Current portion of bank debt	5,768	5,768
Current portion of capital lease obligations	14,977	14,977

Total current liabilities	1,666,302	1,683,063
Feature film and contract obligations, long-term	229,431	229,431
Deferred revenue	17,479	17,479
Deferred tax liability	244,034	245,021
Liabilities under derivative contracts	104,949	104,949
Other long-term liabilities	225,519	225,519
Bank debt, long-term	2,080,000	2,080,000
Collateralized indebtedness	1,234,106	1,234,106
Senior notes and debentures	3,691,772	3,691,772
Subordinated debentures	599,128	599,128
Capital lease obligations, long-term	71,231	71,231
Deficit investment in affiliates	19,933	19,933
Minority interests	623,897	626,571

Total liabilities	10,807,781	10,828,203

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113

Commitments and contingencies
Stockholder's deficiency:
Series A Cumulative Convertible Preferred Stock	—	—
Series B Cumulative Convertible Preferred Stock	—	—
8% Series D Cumulative Preferred Stock	—	—
Common Stock	50	50
Paid-in capital	740,493	740,493
Accumulated deficit	(2,515,263)	(2,513,792)

	(1,774,720)	(1,773,249)
Accumulated other comprehensive loss	(1,790)	(1,790)

Total stockholder's deficiency	(1,776,510)	(1,775,039)

	$10,575,565	$10,597,458

        The following table sets forth consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the years ended December 31, 2002 and 2001:

	Year Ended December 31, 2002		Year Ended December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues, net	$3,801,954	$3,801,835	$3,594,807	$3,595,047

Operating expenses:
Technical and operating	1,702,230	1,707,231	1,667,483	1,685,252
Selling, general and administrative	952,770	955,866	959,451	963,432
Restructuring charges	74,091	74,091	42,722	42,722
Depreciation and amortization	873,374	873,648	1,115,230	1,115,494

	3,602,465	3,610,836	3,784,886	3,806,900

Operating income (loss)	199,489	190,999	(190,079)	(211,853)

Other income (expense):
Interest expense	(506,480)	(506,480)	(535,372)	(535,372)
Interest income	22,439	22,439	17,521	17,521
Equity in net loss of affiliates	(42,672)	(42,375)	(67,996)	(68,206)
Gain on sale of cable assets and programming interests, net	—	—	2,175,927	2,174,664
Impairment charges on At Home investment	—	—	(108,452)	(108,452)
Gain (loss) on investments, net	(891,438)	(881,394)	109,355	109,355
Write-off of deferred financing costs	(6,931)	(6,931)	(18,770)	(18,770)
Gain on derivative contracts, net	924,037	924,037	281,752	281,752
Loss on extinguishment of debt	(17,237)	(17,237)	(15,348)	(15,348)
Gain on termination of At Home agreement	—	—	25,190	25,190
Minority interests	(47,849)	(46,052)	(197,167)	(198,178)
Miscellaneous, net	(5,656)	(5,656)	(8,919)	(8,919)

	(571,787)	(559,649)	1,657,721	1,655,237

Income (loss) from continuing operations before income taxes and dividend requirements	(372,298)	(368,650)	1,467,642	1,443,384
Income tax benefit (expense)	74,039	74,382	(224,045)	(225,577)

Income (loss) from continuing operations before dividend requirements	(298,259)	(294,268)	1,243,597	1,217,807
Dividend requirements applicable to preferred stock	(174,516)	(174,516)	(174,516)	(174,516)

Income (loss) from continuing operations	(472,775)	(468,784)	1,069,081	1,043,291
Income (loss) from discontinued operations, net of taxes	562,887	562,667	(61,348)	(61,841)

Net income applicable to common shareholder	$90,112	$93,883	$1,007,733	$981,450

        The effects of these restatements have been reflected as reclassifications between cash flows from operating activities and investing activities and net effect of discontinued operations on cash in the Company's statements of cash flows for the years ended December 31, 2002 and 2001. Such reclassifications amount to less than $1,000 in any of the respective years.

Investigation of Improper Expense Accruals and Other Adjustments

        On June 18, 2003, Cablevision announced that an internal review initiated by the Company identified improperly recorded expenses at the national services division of Cablevision's Rainbow Media Holdings subsidiary. At the time of the June 18 announcement, the review had found that $6,200 of expenses for 2003 were accelerated and improperly accrued or expensed in 2002, rather than 2003. All but $1,700 of that pretax amount was identified and reversed prior to the release of the Company's 2002 results.

        The Company also announced on June 18, 2003 that its Audit Committee had retained Wilmer Cutler Pickering LLP to conduct an investigation of the matter. Wilmer Cutler Pickering LLP subsequently retained PricewaterhouseCoopers LLP as forensic accountants.

        In August 2003, the Company announced that Wilmer Cutler Pickering LLP reported to the Audit Committee and management of the Company that its investigation to that date had identified, in addition to the amounts announced by the Company on June 18, 2003, improperly recognized expenses at the original productions units within the American Movie Classics Company ("AMC") and WE: Women's Entertainment business units of the national services division of Rainbow Media Holdings and that pretax amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,400.

        In November 2003, Wilmer Cutler Pickering LLP reported that it had substantially completed its detailed review of year-end expenses that may have been improperly accelerated. With respect to Rainbow Media Holdings, Wilmer Cutler Pickering LLP had reported that it had identified, in addition to the amounts reported in June and August 2003, additional improperly accelerated expenses at AMC and WE: Women's Entertainment and at most other business units within Rainbow Media Holdings. For AMC and WE: Women's Entertainment, the additional pretax amounts that should have been expensed in 2003 and later periods that were expensed in earlier years equaled approximately $3,900, and for the other Rainbow business units equaled approximately $5,200, including $650 in non-consolidated businesses. The improperly recognized expenses in the Rainbow business units related primarily to sales and marketing, original production and event production activities. With respect to the non-Rainbow Media Holdings' units of the Company, Wilmer Cutler Pickering LLP further reported that it had identified approximately $1,700 in accelerated expenses that should have been recorded in 2003 and later periods, the majority of which consisted of sales and marketing, maintenance and consulting expenses. In late November, the Company provided restated results for the first and second quarters of 2003 and 2002 to reflect the impact of the improper expense accelerations identified by the Company and the Wilmer Cutler Pickering LLP investigation; these restatements were reflected in the Company's Form 10-Q filing for the third quarter of 2003.

        Wilmer Cutler Pickering LLP has now reported that its investigation of improper expense recognition is complete. The investigation covered all significant operating units within Rainbow Media Holdings, as well as the Telecommunications, Madison Square Garden and Corporate segments and included a thorough evaluation of the facts (including a review of employee activities) relating to improper expense recognition. The amounts identified are reflected in the table above. Wilmer Cutler

Pickering LLP has made recommendations to the Audit Committee with respect to improvements in internal controls. Certain of these recommendations for both new policies and procedures (including vendor payment guidelines, signature and password protection and communication of information to those responsible for the preparation of financial statements) and enhancement and reinforcement of existing policies and procedures (including those related to expense recognition and accruals and required support for payments and accruals) have already been implemented by the Company and other recommendations (including those for reassessment and improvement of the structure and accountability of employees of the operating units responsible for accumulating information for and preparation of financial statements, additional training and education of the employees within those areas and implementation of additional internal audit procedures) will be implemented by the Company over the next few months. The investigations into these matters by the Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York are continuing.

        KPMG has completed its audits of the Company's consolidated financial statements included in this Form 10-K, and issued its unqualified report dated March 15, 2004, included herein.

        The Company has also corrected certain other errors primarily with respect to launch and marketing support payments received from programming suppliers and the recognition of a gain in 2002 on marketable securities. It was determined that certain of these items should have been recorded in different periods. These adjustments have been reflected in the table above.

NOTE 3. TRANSACTIONS

2003 Transactions

        In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.'s ("MGM") 20% interest in each of AMC, The Independent Film Channel and WE: Women's Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library. The $500,000 purchase price consisted of $250,000 in cash and a $250,000 note issued by Cablevision and maturing five months after closing in cash or, at Cablevision's election, shares of Cablevision NY Group Class A common stock. The $250,000 note required monthly principal payments of $2,500 in cash prior to maturity. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $415,662 was allocated to the specific assets acquired based upon a preliminary appraisal as follows:

	Useful Life
Property and equipment	5 years	$4,994

Amortizable intangible assets
Affiliation agreements	10 years	$327,934
Other intangibles	10 years	74,248

		$402,182

Unamortizable intangible assets
Excess costs over fair value of net assets acquired		$8,486

        In June 2003, Cablevision announced a plan to pursue the spin off of all of its ownership interest in the Company's satellite service, Rainbow DBS Company LLC, together with its Clearview Cinemas theater chain. In October 2003, Cablevision announced an amended spin off plan which includes Rainbow DBS and three of Rainbow Media Holdings' national entertainment services (AMC, The Independent Film Channel and WE: Women's Entertainment) and certain other Rainbow Media Holdings businesses. The transaction would be structured as a tax-free pro rata spin off to Cablevision's stockholders and is expected to be completed in 2004. The Company will retain the Clearview Cinemas business and therefore the results of operations of Clearview Cinemas have been included in continuing operations for all periods presented.

        In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC. As of September 30, 2003, the Company recorded losses aggregating $8,382, net of taxes, in connection with this transaction.

        In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that Fox Sports Networks held outside of Regional Programming Partners. Regional Programming Partners, which held a 50% interest in each of these businesses, is a 60% owned subsidiary of Rainbow Media Holdings. In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of a subsidiary of Regional Programming Partners, bearing interest at the prime rate plus 1% and secured by Regional Programming Partners' 100% interest in Fox Sports Net Bay Area. The transaction closed in December 2003 and the operating results of the acquired businesses have been consolidated with those of the Company as of the acquisition date. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $77,259 was allocated to the specific assets acquired based upon a preliminary appraisal as follows:

	Useful Life
Amortizable intangible assets
Affiliation agreements	10 years	$47,544
Other intangibles	8-12 years	29,715

		$77,259

2002 Transactions

        During the six months ended June 30, 2002, NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company ("NBC"), had exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The Rainbow Media Group common stock was exchanged for 11,872,367 shares of Cablevision NY Group Class A common stock on August 20, 2002. In September 2002, NBC exchanged a 0.7% interest in Rainbow Media Holdings equity securities for 1,647,266 shares of Cablevision NY Group Class A common stock of Cablevision (valued at $16,374). In connection with the sale of the Bravo programming service to NBC in December 2002 discussed below, the Company acquired NBC's remaining 17.2% minority interest in Rainbow Media Holdings, increasing the Company's interest in Rainbow Media Holdings to 100%.

        The acquisitions of the 22.9% and the 3.1% minority interests in 2002 and 2001, respectively, were accounted for as purchases. The excess of the purchase prices over the net book value of assets acquired of approximately $293,353 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

	Useful Life
Property and equipment	10 years	$7,359

Amortizable intangible assets
Affiliation agreements	10 years	$166,853
Broadcast rights	10 years	25,295
Other intangibles	7 to 10 years	36,807

		$228,955

Unamortizable intangible assets
Excess costs over the fair value of net assets acquired		$57,039

        In December 2002, the Company completed the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service to NBC for $1.0 billion payable in General Electric Company common stock and 53.2 million shares of Cablevision NY Group Class A common stock (21.8 million shares of Cablevision NY Group Class A common stock held by NBC and 31.4 million shares of Cablevision NY Group Class A common stock issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC). The Company recorded a gain of $663,352, net of taxes, in connection with this transaction. The operating results of the Bravo programming service, including the gain on sale, have been classified as discontinued operations for all periods presented. The net operating results of the Bravo programming service were previously reported in the Rainbow segment.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications, Ltd.'s 50% interest in Rainbow DBS (formerly R/L DBS Company, LLC) for a purchase price of up to a present value of $33,000 payable only from a percentage of future revenues of Rainbow DBS' business, if any, or from any future sale of all or part of the interests in or assets of Rainbow DBS. This purchase increased Rainbow Media Holdings' ownership of Rainbow DBS to 100%. Rainbow DBS's operating results are consolidated with those of the Company as of the date of acquisition.

2001 Transactions

        Through December 31, 2001, NBC-Rainbow Holding had exchanged a 3.1% interest in Rainbow Media Holdings equity securities for 6,966,484 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $138,597). The Rainbow Media Group common stock was exchanged for 8,296,594 shares of Cablevision NY group Class A common stock as of August 20, 2002.

        In April 2001, MGM acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $745,047 in connection with this transaction.

        In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing based on the quoted market price, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,441,699. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, the Company received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock. In connection with AT&T's spin off of AT&T Broadband and the merger of AT&T Broadband with Comcast Corporation in November 2002, the Company received 14,318,411 shares of Comcast common stock. Additionally, in November 2002, AT&T completed a 1-for-5 reverse stock split which reduced the 44,260,932 shares of AT&T common stock held by the Company to 8,852,186 shares.

        The sales agreements with AT&T provided both parties with certain post closing adjustments to the purchase price following agreement on those adjustments between the parties, or, in the event no agreement was reached, that the post closing adjustment issues would be resolved by third party experts whose determination would be binding. The Company recorded a loss of $13,644 for the year ended December 31, 2003 from the contemplated settlement of working capital adjustments associated with this sale.

        The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based on an independent appraisal as follows:

Property, plant and equipment, net	$96,852
Other assets	1,269
Liabilities	(5,246)
Franchises	502,913
Excess costs over fair value of net assets acquired	14,609

$610,397

NOTE 4.    RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring

        In December 2001, the Company recorded restructuring charges of $56,442 (including $13,720 for discontinued operations) which included expenses of approximately $21,018 associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately

$35,424 associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations.

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2001	$11,615	$31,107	$42,722
Additional charges (credits)	3,688	(2,670)	1,018
Payments	(14,089)	(8,414)	(22,503)
Other	—	1,555	1,555

Balance at December 31, 2002	1,214	21,578	22,792

Additional charges (credits)	(232)	4,833	4,601
Payments	(979)	(7,199)	(8,178)

Balance at December 31, 2003	$3	$19,212	$19,215

        In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the consolidation of customer service call centers, the elimination of certain staff positions and the disposition of its motion picture theater business. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges of $84,626 (including $11,553 for discontinued operations) which included $21,725 (including $3,642 for discontinued operations) associated with the elimination of approximately 3,000 positions, $30,364 (including $7,911 for discontinued operations) associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments. The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Restructuring charges	$18,120	$54,954	$73,074
Payments	(12,647)	(7,964)	(20,611)
Other	—	1,028	1,028

Balance at December 31, 2002	5,473	48,018	53,491
Additional charges (credits)	1,224	(1,211)	13
Payments	(6,490)	(7,184)	(13,674)

Balance at December 31, 2003	$207	$39,623	$39,830

        In 2003, the Company eliminated certain staff positions and incurred severance costs aggregating $6,111, of which approximately $3,853 was paid as of December 31, 2003. In connection with the acquisition of Fox Sports Net Chicago in December 2003, the Company acquired a restructuring liability of $380 relating to facility realignment costs.

        At December 31, 2003, approximately $27,581 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

Impairment Charges

        In December 2003, as part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $17,900, included in technical and operating expense, representing the write-off of the carrying value of certain film and programming contracts of the Company's Rainbow segment.

        In December 2002, the Company recorded an impairment loss of approximately $43,222, included in discontinued operations, representing the write down of software and leasehold improvements relating to the Company's retail electronics business. The retail electronics business' projected future operating losses caused the Company to reassess the recoverability of the retail electronics business' fixed assets. The carrying value of these fixed assets exceeded the estimated fair value based on discounted cash flows.

        In 2001, the Company recorded a loss on investments of approximately $108,452 reflecting other-than-temporary declines in the fair value of the Company's At Home Corporation warrants. The carrying value of the warrants was reduced to zero at December 31, 2001.

        In December 2001, the Company recorded an impairment loss of approximately $99,900 included in depreciation and amortization, representing the balance of unamortized goodwill related to certain theaters in which the carrying value of the asset exceeded the estimated fair value based on discounted estimated future cash flows. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill.

NOTE 5.    NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

        The operations of the retail electronics business transferred in March 2003 and the Bravo programming business sold in December 2002, including restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

        Operating results of discontinued operations, including the loss on the transfer of the retail electronics business in March 2003 of $8,382 and the gain on the sale of the Bravo programming service of $663,352 in 2002, are summarized as follows:

Year Ended December 31, 2003
Retail Electronics
Revenues, net	$30,842

Loss before income tax benefit	$(19,468)
Income tax benefit	5,345

Net loss	$(14,123)

	Year Ended December 31, 2002
	Retail Electronics	Bravo	Total
Revenues, net	$483,246	$131,682	$614,928

Income (loss) before income tax benefit (expense)	$(198,546)	$911,730	$713,184
Income tax benefit (expense)	83,389	(233,906)	(150,517)

Net income (loss)	$(115,157)	$677,824	$562,667

	Year Ended December 31, 2001
	Retail Electronics	Bravo	Total
Revenues, net	$672,054	$125,012	$797,066

Income (loss) before income tax benefit (expense)	$(128,097)	$29,663	$(98,434)
Income tax benefit (expense)	53,765	(17,172)	36,593

Net income (loss)	$(74,332)	$12,491	$(61,841)

NOTE 6.    PROPERTY, PLANT AND EQUIPMENT

        Costs incurred in the construction of the Company's cable television system, including line extensions to, and rebuild of, the Company's hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company's head end facilities are capitalized and included in "headends" and "infrastructure," below. These costs consist of materials, sub-contractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. Infrastructure costs are depreciated over the 12-year estimated life of the plant, and head end facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites. Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

        In addition, the costs of connecting businesses or residences that have never before been connected to the service offering are capitalized. These costs include material, subcontractor and internal labor and related costs as discussed above. In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively. The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed.

        Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

	December 31,
			Estimated Useful Lives
	2003	2002
Customer equipment	$1,090,123	$914,403	3 to 15 years
Headends	399,839	381,873	4 to 15 years
Multimedia	86,144	82,359	4 years
Central office equipment	343,027	323,208	10 years
Infrastructure	4,010,352	3,648,505	3 to 12 years
Program, service and data processing equipment	1,400,651	1,323,823	2 to 16 years
Microwave equipment	79,544	285,706	2 to 10 years
Satellite	271,549	—	14 years
Construction in progress (including materials and supplies)	50,975	146,377	12 years
Furniture and fixtures	158,714	154,324	1 to 8 years
Transportation equipment	214,321	221,433	4 to 15 years
Buildings and building improvements	341,253	342,971	10 to 40 years
Leasehold improvements	497,188	478,286	Term of lease
Land	42,725	45,711	—

	8,986,405	8,348,979
Less accumulated depreciation and amortization	4,393,195	3,683,154

	$4,593,210	$4,665,825

        At December 31, 2003 and 2002, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2003	2002
Equipment	$161,582	$180,526
Less accumulated amortization	86,311	77,161

	$75,271	$103,365

NOTE 7.    INTANGIBLE ASSETS

        The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2003 and 2002:

	2003	2002
Gross carrying amount of amortizable intangible assets
Franchises	$6,066	$1,761
Affiliation agreements	794,186	418,707
Broadcast rights	142,302	112,586
Player contracts	8,758	42,926
Other intangibles	189,796	115,680

	1,141,108	691,660

Accumulated amortization
Franchises	2,552	1,208
Affiliation agreements	248,595	190,809
Broadcast rights	58,507	49,920
Player contracts	7,621	37,737
Other intangibles	32,427	21,690

	349,702	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Other	1,899	1,406
Excess costs over the fair value of net assets acquired	1,472,643	1,462,628

	2,206,390	2,195,882

Total intangibles	$2,997,796	$2,586,178

Aggregate amortization expense
Years ended December 31, 2003 and 2002	$82,636	$56,020
Estimated amortization expense
Year ending December 31, 2004	$108,232
Year ending December 31, 2005	94,640
Year ending December 31, 2006	91,205
Year ending December 31, 2007	89,311
Year ending December 31, 2008	87,541

        The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2003 and 2002 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Excess costs over the fair value of net assets acquired
Balance as of December 31, 2001	$206,971	$1,152,131	$143,509	$10,346	$1,512,957
Excess costs over the fair value of net assets acquired, net of taxes	—	—	29,288	3,212	32,500
Sale of Bravo programming service	—	—	(10,349)	—	(10,349)
Reclassification as a result of the receipt of final independent appraisal for 2001 acquisitions	—	—	(72,480)	—	(72,480)

Balance as of December 31, 2002	206,971	1,152,131	89,968	13,558	1,462,628
Excess costs over the fair value of net assets acquired, net of taxes	1,529	—	8,486	—	10,015

Balance as of December 31, 2003	$208,500	$1,152,131	$98,454	$13,558	$1,472,643

        Summarized below is pro forma net income for the year ended December 31, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

2001
Net income, as reported	$981,450
Goodwill and franchise amortization, net of taxes	181,818

Adjusted net income	$1,163,268

NOTE 8.    DEBT

Bank Debt

Restricted Group

        For financing purposes, the Company and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.4 billion revolving credit facility (the "Credit Agreement") with a group of banks which matures on June 30, 2006. The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2003 and 2002 was $1,513,039 and $1,930,768 (including $1,039 and $5,768, respectively, outstanding under a separate overdraft facility), respectively. As of December 31, 2003, approximately $50,838 was restricted for certain letters of credit issued on behalf of the Company. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group's leverage ratio (as defined in the Credit Agreement).

        Undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $837,162 at December 31, 2003. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2003.

        The weighted average interest rate on all bank borrowings under the Credit Agreement was 3.19% and 3.64% on December 31, 2003 and 2002, respectively. The Company is also obligated to pay fees ranging from 0.375% to 0.75% per annum on the unused loan commitment and from 0.875% to 1.75% per annum on letters of credit issued under the Credit Agreement.

Rainbow Media Holdings

        In December 2003, Rainbow Media Holdings, a wholly-owned subsidiary of the Company entered into an $823,000 credit facility consisting of a $200,000 revolving credit facility and a $623,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively. This facility amended and combined the previously existing Rainbow Media Holdings $300,000 credit facility and the AMC, The Independent Film Channel and WE: Women's Entertainment $75,000 credit facility entered into in March 2003. The amended facility is secured primarily by the assets of and guaranteed by AMC, the Independent Film Channel, and WE. Rainbow Media Holdings' 100% interest in the stock of these entities is also pledged as collateral. The amended facility requires commitment reductions beginning in June 2005 and quarterly amortization payments beginning December 31, 2003 through 2008. The amended facility contains certain covenants that may limit Rainbow Media Holdings' ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

        Loans under the Rainbow Media Holdings credit facility bear interest at the Eurodollar rate plus a margin based upon Rainbow Media Holdings' leverage ratio. At December 31, 2003, $734,000 was outstanding under this credit facility and bore interest at a weighted average rate of 3.57%. As of December 31, 2003, approximately $2,000 was restricted for certain letters of credit issued on behalf of Rainbow Media Holdings. Undrawn funds available under the Rainbow Media Holdings credit facility amounted to approximately $87,000 at December 31, 2003. Rainbow Media Holdings is required to pay a fee of 0.5% based on the unused portion of the commitment. The credit facility contains certain financial covenants with which Rainbow Media Holdings was in compliance at December 31, 2003.

Rainbow Media Group

        In March 2002, Rainbow Media Group, LLC, a wholly-owned subsidiary of Rainbow Media Holdings, entered into a $400,000 revolving credit facility with a group of banks. This facility terminated upon the sale of the Bravo programming service in December 2002.

AMC and Bravo Company

        In March 2002, AMC and Bravo Company, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. This facility amended and restated the previously existing AMC $200,000 revolving credit facility. This facility terminated upon the sale of the Bravo programming service in December 2002.

Madison Square Garden

        MSG, a subsidiary of Rainbow Media Holdings, has a $500,000 revolving credit facility with a group of banks which expires on December 31, 2004. Loans under the MSG credit facility bear interest at either prime rate or Eurodollar rate plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2003 and 2002, loans outstanding amounted to $110,000 and $155,000, respectively, and bore interest at a weighted average rate of 1.93% and 2.36%, respectively. As of December 31, 2003, approximately $10,803 was restricted for certain letters of credit issued on behalf of MSG. The MSG credit facility contains certain covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder. Undrawn funds available under the MSG credit facility amounted to approximately $379,197 at December 31, 2003. MSG is required to pay a fee of 0.25% based on the unused portion of the commitment. The MSG credit facility contains certain financial covenants with which MSG was in compliance at December 31, 2003. MSG has pledged substantially all of its assets as collateral under the credit facility. See Note 21.

Senior Notes and Debentures

        The following table summarizes the Company's senior debentures:

			Carrying Amount December 31,
	Face Amount	Original Issue Discount
			2003	2002
8 1/8% Senior Notes due July 2009, issued July 1999	$500,000	$2,330	$498,725	$498,492
7 1/4% Senior Notes due July 2008, issued July 1998	500,000	—	500,000	500,000
7 5/8% Senior Debentures due July 2018, issued July 1998	500,000	495	499,639	499,614
7 7/8% Senior Debentures due February 2018, issued February 1998	300,000	3,429	297,575	297,404
7 7/8% Senior Notes due December 2007, issued December 1997	500,000	525	499,791	499,738
8 1/8% Senior Debentures due August 2009, issued August 1997	400,000	1,492	399,296	399,172
7 5/8% Senior Notes due March 2011, issued March 2001	1,000,000	3,210	997,673	997,352

	$3,700,000	$11,481	$3,692,699	$3,691,772

        In March 2001, the Company issued $1,000,000 face amount of 7 5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding.

        The senior notes and debentures are not redeemable by the Company prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2003.

Subordinated Notes and Debentures

        The following table summarizes the Company's senior subordinated debentures:

		Carrying Amount December 31,
				Redemption*
	Principal Amount
		2003	2002	Date	Price
10 1/2% Senior Subordinated Debentures due 2016, issued May 1996	$250,000	$250,000	$250,000	May 15, 2006 May 15, 2007 May 15, 2008 May 15, 2009	105.250 103.938 102.625 101.313	% % % %
9 7/8% Senior Subordinated Debentures due 2013, issued February 1993	200,000	199,429	199,367	February 15, 2004 February 15, 2005 February 15, 2006	103.6 102.4 101.2	% % %
9 7/8% Senior Subordinated Debentures due 2023, Issued April 1993	150,000	149,774	149,761	**	**

	$600,000	$599,203	$599,128

*
The notes/debentures are redeemable, at the Company's option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

**
The debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

        On November 1, 2001, the Company redeemed its $300,000 face value 9 1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9 7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest. In connection with the redemption, the Company recognized a loss of $15,348.

        The indentures under which the subordinated debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2003.

Summary of Five Year Debt Maturities

        Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2003, including collateralized indebtedness (see Note 11) and capital leases, during the five years subsequent to December 31, 2003 are as follows:

Years Ending December 31,
2004	$137,844
2005	660,964
2006	2,676,480
2007	701,375
2008	960,078

NOTE 9.    PREFERRED STOCK

        The following summarizes each series of the Company's preferred stock:

	December 31, 2003		December 31, 2002
	Shares	Balance	Shares	Balance
Series A Preferred	80,001	$80,001	—	$—
Series H Preferred	4,341,813	434,181	4,341,813	434,181
Series M Preferred	11,101,126	1,110,113	11,101,126	1,110,113

		$1,624,295		$1,544,294

        In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in the Company, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

        In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of Cablevision, at the Company's option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of $38,618 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

        In October 2003, Quadrangle exercised its "put option" to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. The terms of the agreement provide for the delivery of cash or registered equity securities of Cablevision in settlement of the put price. The Company is in discussions with Quadrangle as to the process for determining the put price.

        In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11 1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares are exchangeable, in whole but not in part, at the option of the Company, for the Company's 11 1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. The Company paid cash dividends on the Series M Preferred Stock of approximately $123,500 in each of 2003, 2002 and 2001.

        In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11 3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. The Company is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. The Series H Preferred Stock is redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before October 1, 2000, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit the Company, at its option, to exchange the Series H Preferred Stock for the Company's 11 3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The Company paid cash dividends on the Series H Preferred Stock of approximately $51,016 in each of 2003, 2002 and 2001, respectively.

        In connection with the implementation of Statement 150 on July 1, 2003, the carrying value of the Company's Series H and Series M Redeemable Preferred Stock of $434,181 and $1,110,113, respectively, was classified as a liability. In addition, beginning July 1, 2003, dividends have been classified as interest expense, increasing interest expense by $87,258 for the year ended December 31, 2003.

NOTE 10.    INCOME TAXES

        The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries. Prior to June 29, 2002, the Company filed two consolidated federal income tax returns; one consolidated return included the telecommunications and retail operations and the other consolidated return included Rainbow Media Holdings and all companies 80% or more owned by Rainbow Media Holdings.

        Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2003	2002	2001
Current expense:
Federal	$—	$—	$6,975
State	6,772	5,360	16,951

	6,772	5,360	23,926

Deferred expense (benefit):
Federal	(42,183)	(46,842)	153,238
State	57,370	(32,900)	48,413

	15,187	(79,742)	201,651

Income tax expense (benefit)	$21,959	$(74,382)	$225,577

        The income tax expense (benefit) attributable to continuing operations for 2003, 2002 and 2001 exclude deferred federal and state tax benefits of $1,165, $10,983 and $82,861, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.

        The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2003	2002	2001
Federal tax expense (benefit) at statutory federal rate	$(58,345)	$(129,028)	$505,184
State income taxes, net of federal benefit	(16,139)	(20,612)	140,898
Minority interests	30,540	16,738	69,380
Changes in the valuation allowance	27,988	58,576	(399,100)
State rate change, net of federal benefit	23,231	(5,950)	—
Nondeductible expense relating to Series A preferred stock	13,517	—	—
Nondeductible business development expenses	2,407	2,240	1,575
Other nondeductible expenses	3,687	1,748	—
Effect of Statement 133 adoption	—	—	(120,305)
Nondeductible amortization	—	—	24,480
Other	(4,927)	1,906	3,465

Income tax expense (benefit)	$21,959	$(74,382)	$225,577

        At December 31, 2003, the Company had consolidated net operating loss carry forwards of approximately $2,614,110 expiring on various dates through 2023.

        The Company's net operating loss carry forwards expire as follows:

2007	$42,296
2008	111,830
2009	137,011
2010	142,820
2011	151,008
2012	193,913
2018	94,347
2019	502,270
2020	87,858
2021	338,781
2022	249,536
2023	562,440

$2,614,110

        The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred Asset (Liability)
Current
Benefit plans	$41,422	$23,126
Allowance for doubtful accounts	15,214	23,454
Reserve for restructuring	11,584	20,799

Deferred tax asset	68,220	67,379
Valuation allowance	(1,571)	—

Net deferred tax asset, current	66,649	67,379

Long-Term
Benefits of tax loss carry forwards	1,061,466	1,001,903
Reserve for restructuring	16,580	19,279
Deferred lease obligation	26,149	27,494
Benefit plans	43,629	31,747

Deferred tax asset	1,147,824	1,080,423
Valuation allowance	(26,417)	—

Net deferred tax asset, long-term	1,121,407	1,080,423

Depreciation and amortization	(640,414)	(281,981)
Investments	(529,970)	(648,236)
Deferred gains	(240,085)	(394,044)
Other	(1,585)	(1,183)

Deferred tax liability, long-term	(1,412,054)	(1,325,444)

Net deferred tax liability, long-term	(290,647)	(245,021)

Total net deferred tax liability	$(223,998)	$(177,642)

        In 2002, the income tax benefit of the Company reflects an increase in the valuation allowance of $58.6 million. At the end of the second quarter of 2002, NBC exchanged part of its interest in Rainbow Media Holdings for shares of the Company's common stock. As a result of this exchange, Rainbow Media Holdings became a member of the consolidated federal income tax return of the Company. The exchange was accounted for under the purchase method of accounting. Accordingly, the valuation allowance was reduced to zero, resulting in a reduction to the recorded goodwill, without any income statement benefit. In 2003, the Company recorded a valuation allowance of $28.0 million relating to certain state net operating loss carry forwards.

        The Company recorded a valuation allowance against certain state tax attribute carry forwards because it is more likely than not that these deferred tax benefits will not be realized. Management evaluates the realizability of deferred tax assets and the need for a valuation allowance on a quarterly basis.

NOTE 11.    COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The statement requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. At December 31, 2003 and 2002, the Company was a party to interest rate swap agreements to pay fixed rates of interest with a total notional value of $600,000 and $1,000,000, respectively, and a fair value of approximately $349 and $3,525, respectively, a net liability position. These agreements have not been designated as hedges for accounting purposes.

        In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of December 31, 2003 and 2002, the total notional value of such contracts was $1,115,045 and the fair values of such contracts were $65,753 and $102,819, respectively, in a net liability position. These agreements have not been designated as hedges for accounting purposes.

        The increases in the fair value of the Company's swap agreements and the net realized gains (losses) as a result of net cash interest income (expense) for the years ended December 31, 2003, 2002 and 2001 aggregating approximately $10,420, $115,943 and $31,376, respectively, are reflected in gain on derivative contracts in the accompanying consolidated statements of operations.

        The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. The Company has monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications Corporation, AT&T, AT&T Wireless, Comcast Corporation, General Electric Company and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. The contracts set a floor and cap on the Company's participation in the changes in the underlying stock prices and at maturity are expected to offset declines in the fair values of the underlying stock below the hedge price per share, while allowing the Company to retain upside appreciation from the hedge price per share to the cap price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications, Adelphia Communications, AT&T Wireless, General Electric or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of certain of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and Comcast stock price at maturity.

        The Company received cash proceeds of $330,728 in 2003 and $1,549,411 in 2001, upon execution of the prepaid forward contracts discussed above. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts of $524,895 and $705,020, at December 31, 2003 and 2002, respectively, have been reflected in the accompanying consolidated balance sheets and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $(180,125), $808,094 and $250,376 as of December 31, 2003, 2002 and 2001, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations. With the adoption of Statement 133 on January 1, 2001, the shares of Charter Communications and Adelphia Communications were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the years ended December 31, 2003, 2002 and 2001, the Company recorded a gain (loss) on investments of $231,836, $(865,616) and $(176,673), respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

        In May 2002, due to certain events relating to Adelphia Communications, the Company received early termination notices from its bank counterparties pursuant to certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a significant gain position. The Company made cash payments aggregating $54,813, representing the difference between the redemption value of the collateralized indebtedness and the fair market value of the prepaid equity forward contracts as of the early termination date, and 9.79 million shares of Adelphia Communications common stock that were held as collateral were returned to the Company. In connection with the early termination, the Company recognized a loss of $17,237, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on the extinguishment of debt in the accompanying consolidated statement of operations.

        In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which grants Quadrangle the right to require the Company to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of the Company, at the Company's option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of $38,618 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

NOTE 12.    OPERATING LEASES

        The Company leases certain office, production, transmission, theater, and event facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $85,988, $80,039 and $64,238, respectively.

        In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $13,225, $12,515 and $12,419, respectively.

        The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2004 through December 31, 2008, and thereafter, at rates now in force are as follows:

2004	$94,538
2005	87,979
2006	85,719
2007	77,127
2008	71,020
Thereafter	494,041

        At December 31, 2003 and 2002, approximately $31,176 and $39,886 of these commitments has been accrued in connection with the restructuring plan described in Note 4.

NOTE 13.    AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

        The following table reflects the Company's effective ownership percentages and balances of the Company's equity method investments as of December 31, 2003 and 2002:

	Ownership Percentages		Investment Balances
	December 31,
	2003	2002	2003	2002
Fox Sports Net New England	30.0%	30.0%	$13,980	$9,794
Fox Sports Net Chicago	*	30.0	*	36,767
Fox Sports Net Bay Area	*	30.0	*	11,824
National Sports Partners	50.0	50.0	(40,182)	(18,454)
National Advertising Partners	50.0	50.0	4,768	1,429
Northcoast Communications, LLC	49.9	49.9	—	19,677
Princeton Video Image, Inc.	—	21.6	—	—
PVI Virtual Media Services LLC	60.0	—	6,699	—
New York Metro, LLC	27.0	27.0	(929)	(1,479)
Other	—	—	2	491

			$(15,662)	$60,049

*
The results of operations of Fox Sports Net Bay Area and Fox Sports Net Chicago have been consolidated with those of the Company as of the date of acquisition. (See Note 3.)

        The following table includes certain unaudited financial information for equity method investments:

	December 31,
	2003	2002
	(unaudited)
Total assets	$130,936	$537,207
Total liabilities*	66,250	263,201
Long-term indebtedness	—	9,394

*
Includes long-term indebtedness and amounts due to the Company referred to below.

        Aggregate amounts due from and due to these affiliates at December 31, 2003 and 2002 are summarized below:

	December 31,
	2003	2002
Advances to affiliates*	$30,399	$177,107
Accounts payable to affiliates	2,191	8,097

*
Advances at December 31, 2002 include $171,911 due from Northcoast Communications and Northcoast PCS.

        The Company's share of the net income (loss) of these affiliates for the years ended December 31, 2003, 2002 and 2001 amounted to $429,732, $(42,375) and $(68,206), respectively (including net income (losses) of $434,550, $(36,029) and $(42,957), respectively, related to Northcoast Communications). The Company provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2003, 2002 and 2001, approximately $3,633, $3,671 and $3,686, respectively, of revenues were earned from services provided to these entities. Costs incurred by the Company for programming and entertainment services provided by these affiliates and included in operating expenses for the years ended December 31, 2003, 2002 and 2001 amounted to $5,492, $5,172 and $5,420, respectively.

Northcoast Communications

        In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, LLC, to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights.

        As of December 31, 2002, Northcoast Communications, an unconsolidated subsidiary of the Company, had $58,236 in notes payable to the FCC for the PCS licenses acquired during 1997. In addition, a wholly-owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68,392 and $68,412, respectively, in vendor financing outstanding at December 31, 2003 and 2002, under a stand-alone $75,000 facility obtained in connection with the launch of commercial service in Cleveland.

        Vendor financing for Northcoast Communications' Cleveland operation consists of the $75,000 credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of December 31, 2003 and 2002, had an outstanding balance of $2,218 and $2,730, respectively. As of December 31, 2003 and 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender.

        Under a contractual agreement, the Company provides Northcoast Communications certain management services. Pursuant to this agreement, the Company recorded management fees of $1,783 and $13,584 in 2002 and 2001, respectively. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

        In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company's share of the proceeds was approximately $651,000, of which $30,000 is being held in an escrow fund to provide for any post-closing adjustments and claims. All of the available funds were used by the Company to repay bank debt under the Restricted Group credit facility.

        At December 31, 2003, the Company's investment in Northcoast Communications was zero and the Company's exposure to any loss relates to its guarantee of the FCC indebtedness of Cleveland PCS of $2,218. The Company is still evaluating whether Northcoast Communications is a variable interest entity requiring consolidation pursuant to FIN 46.

Rainbow DBS

        In 1996, Rainbow Media Holdings invested in a joint venture, Rainbow DBS, formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. In March 2002, Rainbow Media

Holdings acquired Loral Space and Communications' 50% interest in Rainbow DBS. (See Note 3.) The FCC's construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999.

        In December 2000, the FCC granted an extension to Rainbow DBS' construction permit relating to the DBS frequencies held by Rainbow DBS. The extension required the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. In March 2003, Rainbow DBS requested an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer's need for additional time for scheduling and testing of the launch vehicle for the satellite. On July 17, 2003, Rainbow DBS successfully launched a direct broadcast satellite into space and on October 15, 2003, Rainbow DBS introduced VOOMsm, the Company's direct broadcast satellite service.

At Home

        In October 1997, the Company entered into an agreement with At Home and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the At Home service over certain of the Company's cable television systems on the same terms and conditions as At Home's founding partners, Tele-Communications, Inc., Comcast and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of At Home's Series A common stock at an exercise price of $0.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of At Home's Series A common stock at $0.25 per share was received in connection with the acquisition of certain cable television systems from TCI Communications, Inc. The At Home network distributed high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

        The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, was recorded in other investments and was accounted for under the cost method. The fair market value of the warrants was recorded as deferred revenue and was being amortized to income over the period in which the Company was obligated to provide the necessary services to At Home.

        In 2001, the Company recorded $66,872 of revenue relating to this transaction. In 2001, the Company recorded an impairment loss of approximately $108,452 reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero at December 31, 2001. In 2001, the Company recorded a gain of $25,190, representing primarily the recognition of the remaining unamortized portion of deferred revenue at December 31, 2001.

Other Affiliates and Related Parties

        During 2003, 2002 and 2001, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Aggregate amounts due from and due to these affiliates at December 31, 2003 and 2002 are summarized below:

	December 31,
	2003	2002
Advances to affiliates	$12,523	$1,384
Accounts payable to affiliates	8,040	9,675

        Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the "Indians") are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company's Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company's Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan. Management control of the Indians is held by Lawrence Dolan.

NOTE 14.    BENEFIT PLANS

        The Company has a Cash Balance Retirement Plan (the "Retirement Plan") for the benefit of employees other than those of the theater business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.

        Components of the net periodic pension cost for the Retirement Plan for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Service cost	$22,949	$22,959	$19,151
Interest cost	4,097	2,758	1,545
Expected return on plan assets	(4,206)	(2,287)	(1,546)
Recognized actuarial (gain) loss	—	326	54

Net periodic pension cost	$22,840	$23,756	$19,204

        The funded status and the amounts recorded on the Company's balance sheet for the Retirement Plan at December 31, 2003 and 2002, were as follows:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$64,113	$39,143
Service cost	22,949	22,959
Interest cost	4,097	2,758
Actuarial loss (gain)	(128)	2,291
Acquisition	—	(145)
Benefits paid	(7,359)	(2,893)

Benefit obligation at end of year	83,672	64,113

Change in plan assets:
Fair value of plan assets at beginning of year	42,853	21,232
Actual return (loss) on plan assets	5,334	(3)
Acquisition	—	(78)
Employer contributions	24,379	24,595
Benefits paid	(7,359)	(2,893)

Fair value of plan assets at end of year	65,207	42,853

Funded status	(18,465)	(21,260)
Unrecognized net actuarial loss (gain)	533	1,790

Accrued benefit cost	$(17,932)	$(19,470)

        Assumptions used in accounting for the Retirement Plan are as follows:

	2003	2002
Discount rate	6.75%	7.25%
Rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation levels	4.5%	5.0%

        The Retirement Plan's expected rate of return on plan assets is 8.0%. The rate of return is based on the portfolio of assets as a whole and not on the sum of the returns on individual asset investments.

        The weighted average asset allocation of the Company's Retirement Plan at December 31, 2003 and 2002 were as follows:

	Plan Assets at December 31,
	2003	2002
Asset Category:
Equity securities	55%	—%
Fixed income securities	32	—
Other	13	100

	100%	100%

        For 2003, the Retirement Plan's investment objective was to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Retirement Plan. This allows the Retirement Plan to subject a portion of its assets to increased risk to generate a greater rate of return. The Retirement Plan addresses diversification by the use of investment portfolios whose underlying investments are in domestic and international equity securities and domestic fixed income securities. The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the Retirement Plan as they become payable. Prior to 2003, the Retirement Plan invested all of its assets in a fund whose underlying investments were primarily in securities, such as commercial paper and repurchase agreements with little or no risk that generated a lower rate of return.

        The Company expects to contribute $26,900 to the Retirement Plan in 2004.

        The Company also maintains 401(k) savings plans, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. The cost associated with the 401(k) savings plans was approximately $13,066, $13,502 and $12,391 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost was $671, $453 and $200 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the projected benefit obligation exceeded the fair value of Supplemental Plan assets by approximately $1,090 and $1,660, respectively.

        MSG sponsors several non-contributory pension plans covering certain MSG employees. Benefits payable to retirees under these plans are based upon years of service and participants' compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2003 and 2002, the accrued benefit cost amounted to $16,150 and $13,538, respectively, and for the years ended December 31, 2003, 2002 and 2001, net periodic pension cost amounted to $4,124, $3,245 and $2,445, respectively.

        In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the years ended December 31, 2003, 2002 and 2001 amounted to $3,178, $3,052 and $3,307, respectively.

        MSG also sponsors a welfare plan which provides certain postretirement health care benefits to certain MSG employees and their dependents. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2003, 2002 and 2001, the periodic postretirement benefit cost amounted to $429, $430 and $169, respectively, and as of December 31, 2003 and 2002, the accrued benefit cost amounted to $6,802 and $6,547, respectively.

NOTE 15.    STOCK BENEFIT AND LONG-TERM INCENTIVE PLANS

Stock Benefit Plans

        Cablevision has employee stock plans under which it is authorized to issue incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price. Under the employee stock plans, employees of the Company have received stock awards, bonus awards, stock appreciation rights and cash payments for certain executive stock options. As a result, the Company recorded expense (income) of approximately $42,806, $(41,538) and $(44,973) for 2003, 2002 and 2001, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the underlying Cablevision common stock.

Long-Term Incentive Plan

        Pursuant to Cablevision's Long-Term Incentive Plan, senior executives of the Company have been granted cash awards that vest over varying periods, some of which are performance based. Certain senior executives have also received performance retention awards under the plan, vesting over 7 years, aggregating $123,000. The terms of the award provided that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive. Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted. As of December 31, 2003 and 2002, $43,045 and $43,725, respectively, had been advanced in respect of this plan. In connection with the Long-Term Incentive Plan, the Company has recorded expense of $19,541, $23,501 and $6,344 for the years ended December 31, 2003, 2002 and 2001, respectively.

        In addition, in 2003, the Company granted certain management employees cash awards aggregating $44,315 that vest when the Company reaches certain performance goals. Such awards are being amortized ratably over the period in which the Company is expected to achieve these goals, and accordingly recorded expense of $16,492 in respect of this award in 2003.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

        The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with players, general managers and coaches of its professional sports teams. The contracts provide for payments which are guaranteed regardless of injury or termination. Certain of these contracts are covered by disability insurance if certain conditions are met. The future cash payments reflected below do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association ("NBA") for luxury tax payments.

        In addition, the table below includes certain other unconditional purchase obligations pursuant to contracts entered into in the normal course of business. Future cash payments required under these contracts as of December 31, 2003 are as follows:

2004	$514,419
2005	251,320
2006	230,005
2007	188,050
2008	139,335
Thereafter	1,037,224

Total	$2,360,353

        At December 31, 2003 approximately $60,084 of commitments, included in the table above, relating to sports teams' and broadcast personnel contracts have been accrued and are reflected in the accompanying consolidated balance sheets.

        During 2001, subsidiaries of Rainbow Media Holdings secured carriage commitments with certain multiple system operators under long-term affiliation agreements, in exchange for which such businesses agreed to make payments when evidence is obtained that certain launch thresholds are met conditioned upon continued carriage. These businesses are contingently liable for additional payments of up to $9,852. This commitment has been reflected in the table above.

        In addition to the above amounts, MSG may also be obligated to pay the NBA a luxury tax in each year pursuant to the NBA/NBPA collective bargaining agreement, which is in effect through June 30, 2005. The ultimate calculation of any amount due would be based on a formula established by the agreement. The tax is based on the amount by which the team's salary, as defined in the agreement, exceeds a luxury tax "trigger."

        Many of the Company's franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements. The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

NOTE 17.    LEGAL MATTERS

        The Company is party to various lawsuits, some involving substantial amounts. Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

At Home

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

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT seeks monetary damages of "at least $12.5 million" due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit. As a result of the March 2003 agreement discussed below, the litigation with the YES Network has been stayed and, under the terms of the agreement, will ultimately be dismissed.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement. If the parties do not reach agreement on the terms of the long-term arrangement, those terms will be established by arbitration. The final terms established will be retroactively applied to March 31, 2003. The parties were unable to reach an agreement on a long-term arrangement and the matter was submitted to arbitration. The hearing before the arbitration panel ended in March 2004 and the parties expect that a decision will be issued prior to the start of the major league baseball season in April 2004. As part of the March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experiences, during the term of the one-year interim agreement, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors.

Tracking Stock Litigation

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. The Company intends to contest the lawsuit vigorously. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. The parties are awaiting a decision from the court on this motion.

Time Warner Litigation

        On November 14, 2003, American Movie Classics Company filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner's anticipatory repudiation of its cable television affiliation agreement with American Movie Classics. American Movie Classics Company filed that action as a result of Time Warner's notice purporting to terminate the contract based upon their allegation that American Movie Classics had changed its programming. The Company believes the notice was improper. American Movie Classics Company is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages. Time Warner filed an answer and counterclaims in December 2003 that, among other things, seeks a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract.

Accounting Related Investigations

        The Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York are conducting investigations into matters related to the improper expense recognition discussed in Note 2.

NOTE 18.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accounts Payable-Affiliates and Accrued Liabilities.

        The carrying amount approximates fair value due to the short maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

        Derivative contracts are carried at fair value based on dealer quotes.

Investments Securities and Investment Securities Pledged as Collateral

        Marketable securities are carried at their fair value based upon quoted market prices.

Bank Debt, Collateralized Indebtedness, Senior Notes and Debentures, Subordinated Notes and Debentures and Redeemable Exchangeable Preferred Stock

        The fair values of each of the Company's debt instruments and redeemable preferred stock are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap Agreements

        Interest rate swap agreements are carried at fair value based on dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

        The fair value of the Company's financial instruments are summarized as follows:

	December 31, 2003
	Carrying Amount	Estimated Fair Value
Long-term debt instruments:
Bank debt	$2,357,039	$2,357,039
Collateralized indebtedness	1,617,620	1,699,530
Senior notes and debentures	3,692,699	3,879,551
Subordinated notes and debentures	599,203	649,293
Redeemable exchangeable preferred stock	1,544,294	1,611,615

	$9,810,855	$10,197,028

	December 31, 2002
	Carrying Amount	Estimated Fair Value
Long-term debt instruments:
Bank debt	$2,085,768	$2,085,768
Collateralized indebtedness	1,234,106	1,339,298
Senior notes and debentures	3,691,772	3,472,321
Subordinated notes and debentures	599,128	587,400
Redeemable exchangeable preferred stock	1,544,294	1,475,762

	$9,155,068	$8,960,549

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 19.    SEGMENT INFORMATION

        The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues.

        The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information as to the operations of the Company's business segments is set forth below.

	Years Ended December 31,
	2003	2002	2001
Revenues, net from continuing operations
Telecommunications Services	$2,715,298	$2,419,506	$2,275,525
Rainbow	764,846	653,259	554,819
Madison Square Garden	771,986	789,677	841,912
All Other	84,447	88,149	79,102
Eliminations	(159,429)	(148,756)	(156,311)

	$4,177,148	$3,801,835	$3,595,047

	Years Ended December 31,
	2003	2002	2001
Adjusted operating cash flow from continuing operations (unaudited)
Telecommunications Services	$1,046,158	$951,717	$869,846
Rainbow	149,214	76,605	18,883
Madison Square Garden	67,626	112,371	82,122
All Other	(117,119)	(43,493)	(69,461)

	$1,145,879	$1,097,200	$901,390

	December 31,
	2003	2002
Assets
Telecommunications Services	$4,910,847	$4,673,923
Rainbow	2,684,068	1,843,515
Madison Square Garden	1,752,558	1,797,258
Corporate, other and intersegment eliminations	1,853,048	2,282,762

	$11,200,521	$10,597,458

        A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Years Ended December 31,
	2003	2002	2001
Revenues, net from continuing operations
Total revenue for reportable segments	$4,252,130	$3,862,442	$3,672,256
Other revenue and intersegment eliminations	(74,982)	(60,607)	(77,209)

Total consolidated revenue	$4,177,148	$3,801,835	$3,595,047

Adjusted operating cash flow to income (loss) from continuing operations before income taxes and dividend requirements (unaudited)
Total adjusted operating cash flow for reportable segments	$1,262,998	$1,140,693	$970,851
Other adjusted operating cash flow	(117,119)	(43,493)	(69,461)
Items excluded from adjusted operating cash flow
Depreciation and amortization	(1,060,651)	(873,648)	(1,115,494)
Stock plan income (expense)	(42,806)	41,538	44,973
Restructuring charges	(10,725)	(74,091)	(42,722)
Interest expense	(615,676)	(506,480)	(535,372)
Interest income	16,330	22,439	17,521
Equity in net income (loss) of affiliates	429,732	(42,375)	(68,206)
Gain (loss) on sale of cable assets and programming interests, net	(13,644)	—	2,174,664
Impairment charges on At Home investment	—	—	(108,452)
Gain (loss) on investments, net	235,857	(881,394)	109,355
Write-off of deferred financing costs	(388)	(6,931)	(18,770)
Gain (loss) on derivative contracts, net	(208,323)	924,037	281,752
Loss on extinguishment of debt	—	(17,237)	(15,348)
Gain on termination of At Home agreement	—	—	25,190
Minority interests	(45,908)	(46,052)	(198,178)
Miscellaneous, net	3,624	(5,656)	(8,919)

Income (loss) from continuing operations before income taxes and dividend requirements	$(166,699)	$(368,650)	$1,443,384

        Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

        The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 20.    INTERIM FINANCIAL INFORMATION (Unaudited)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2003 and 2002. See Note 2 "Restatement of Consolidated Financial Statements".

2003:

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Total 2003
	(As Restated)	(As Restated)	(As Restated)
Revenues, net	$1,000,951	$973,147	$975,766	$1,227,284	$4,177,148
Operating expenses	(969,381)	(946,986)	(955,769)	(1,273,315)	(4,145,451)

Operating income (loss)	$31,570	$26,161	$19,997	$(46,031)	$31,697

Net income (loss) applicable to common shareholder	$(151,322)	$160,415	$(106,832)	$(197,302)	$(295,041)

2002:

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Total 2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues, net	$930,406	$900,168	$872,387	$1,098,874	$3,801,835
Operating expenses	(906,005)	(809,396)	(867,425)	(1,028,010)	(3,610,836)

Operating income	$24,401	$90,772	$4,962	$70,864	$190,999

Net income (loss) applicable to common shareholder	$(255,892)	$(97,902)	$(82,244)	$529,921	$93,883

NOTE 21.    SUBSEQUENT EVENTS

        In March 2004, borrowings under the MSG credit facility were repaid in full and the credit facility was terminated with proceeds from an intercompany loan from Regional Programming Partners.

        In January and February 2004, Rainbow DBS invested $85,000, and owns a substantial interest in an entity that recently acquired licenses from the FCC to provide multichannel video distribution and data service in 45 metropolitan areas in the United States.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
PART IV
  Item 15. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002 (Dollars in thousands)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2003, 2002 and 2001 (Dollars in thousands, except per share amounts)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2003, 2002 and 2001 (Dollars in thousands)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
INDEPENDENT AUDITORS' REPORT
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2003, 2002 and 2001 (Dollars in thousands, except per share amounts)
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY Years ended December 31, 2003, 2002 and 2001 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2003, 2002 and 2001 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)