Form 10-Q/A
period 2003-03-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2004-03-16
CIK 784681, 1053112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

In this Form 10-Q/A, Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and, collectively with Cablevision, the “Company” or the “Registrants”) are restating the condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 as previously reported in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was originally filed on May 15, 2003 (the “Original Filing”).  See Note 1 to Condensed Consolidated Financial Statements.  These restatements are being made to reflect the effects of the following items of the Registrants’ previously reported financial information:

•      Restatements of the Company’s condensed unaudited consolidated statements of operations for the three months ended March 31, 2003 and 2002 to record the effect of adjustments for expenses improperly recognized in earlier periods that should have been recognized in later periods and to record the effects of adjustments for certain errors with respect to timing of the recognition of launch and marketing support payments and an error with respect to the timing of the recognition of a 2002 gain on marketable securities as outlined below:

	Increases (decreases)
	Three Months Ended March 31,
	2003 (a)	2002 (a)
	(in thousands, except for per share information)
	(unaudited)

Revenue	$214	$(39)

Technical and operating	5,996	3,826
Selling, general and administrative	4,024	2,262
Depreciation	58	74
Operating income	(9,864)	(6,201)

Equity in net loss of affiliates	149	27
Gain on investments	(10,044)	—
Minority interests	(1,108)	(2,145)
Income from continuing operations before taxes	(18,949)	(4,083)
Income tax benefit	8,043	(1,927)
Income from continuing operations	(10,906)	(6,010)
Income of discontinued operations, net of taxes	—	(252)
Net income	$(10,906)	$(6,262)
Basic and diluted net income per share	$(0.04)	$(0.02)

(a)   See Note 1 to condensed Consolidated Unaudited Financial Statements for information on the restatement of the financial statements for this period

•                  Restatement of the Company’s condensed unaudited consolidated statement of cash flows for the three months ended March 31, 2003 and 2002 to record the effect of the restatements to the condensed unaudited consolidated statements of operations described above; and

•                  Restatement of our condensed unaudited consolidated balance sheets as of March 31, 2003 and December 31, 2002 to record the cumulative effect of the improperly accelerated expenses and the correction of certain errors described above.

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2003 and 2002 is as follows:

	Three months ended March 31,
	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$(7,221)	$(7,149)
Launch and marketing support	(2,581)	531
Other expenses	(62)	417
Effect of adjustments on equity in net loss of affiliates	(149)	(27)
Minority interest, including effect of adjustments	1,108	2,145
Gain on investments	(10,044)	—
Income tax expense	8,043	(1,927)
Decrease in income from continuing operations	$(10,906)	$(6,010)

Decrease in operating income	$(9,864)	$(6,201)

This Amendment No. 1 also amends and restates our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Original Filing to give effect to the restatements described above.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing are amended in their entirety and the complete text of those Items is set out in this Amendment No. 1:

The other Items of the Original Filing are unaffected by the changes described above and have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE ONLY CHANGES TO THE ORIGINAL FILING ARE THOSE DESCRIBED ABOVE AND IN NOTE 1 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.  OTHERWISE, THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH SUBSEQUENT INFORMATION OR EVENTS INCLUDE,

AMONG OTHERS, THE INFORMATION AND EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q/A FOR THE QUARTERS ENDED JUNE 30, 2003 AND SEPTEMBER 30, 2003 AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE INFORMATION AND EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF SUCH SUBSEQUENT INFORMATION AND EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE THE DATE OF THE ORIGINAL FILING, WHICH UPDATE AND SUPERCEDE CERTAIN INFORMATION CONTAINED IN THE ORIGINAL FILING AND THIS AMENDMENT NO. 1.

PART I.  FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 8.

Item 4.                    Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period completed prior to the filing of this report.

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

PART II.  OTHER INFORMATION

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

(b)           Reports on Form 8-K.

Cablevision Systems Corporation filed a Current Report on Form 8-K with the Commission on April 1, 2003.

CSC Holdings, Inc. filed a Current Report on Form 8-K with the Commission on April 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this amendment to the report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC

Date:	March 16, 2004		/s/ William J. Bell
		By:	William J. Bell as Vice Chairman, Director and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	March 16, 2004	By:	/s/ Andrew B. Rosengard
Andrew B. Rosengard as Executive Vice President, Finance and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(As Restated)

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$223,158	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $60,255 and $57,860)	290,394	285,059
Notes and other receivables, current	68,593	77,570
Inventory, prepaid expenses and other current assets	66,581	74,050
Feature film inventory, net	67,931	66,617
Assets held for sale	47,964	126,034
Advances to affiliates	188,465	178,491
Total current assets	953,086	933,761

Property, plant and equipment, net	4,551,679	4,623,060
Investments in affiliates	55,711	60,049
Investment securities	27	330,456
Investment securities pledged as collateral	980,969	662,274
Other investments	22,741	7,438
Notes and other receivables	87,810	96,065
Derivative contracts	722,955	705,020
Other assets	44,840	45,515
Long-term feature film inventory, net	220,994	232,221
Deferred carriage fees, net	130,685	139,578
Franchises, net of accumulated amortization of $1,986 and $1,208	735,685	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $292,989 and $278,466	281,230	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $20,227 and $18,294	1,544,522	1,546,454
Deferred financing, acquisition and other costs, net of accumulated amortization of $49,550 and $46,007	95,922	100,101
	$10,428,856	$10,510,146

See accompanying notes
to condensed consolidated financial statements.

	March 31, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$326,474	$434,285
Accrued liabilities	827,381	875,976
Accounts payable to affiliates	11,088	17,772
Deferred revenue, current	64,193	112,276
Feature film and contract obligations	46,486	72,310
Liabilities held for sale	14,463	100,479
Liabilities under derivative contracts	31,571	1,395
Current portion of bank debt	350	5,768
Current portion of capital lease obligations	14,367	14,977
Total current liabilities	1,336,373	1,635,238

Feature film and contract obligations, long-term	227,668	229,431
Deferred revenue	17,046	17,479
Deferred tax liability	160,281	177,642
Liabilities under derivative contracts	96,920	104,949
Other long-term liabilities	212,275	220,666
Bank debt, long-term	2,081,650	2,080,000
Collateralized indebtedness	1,560,960	1,234,106
Senior notes and debentures	3,692,004	3,691,772
Subordinated notes and debentures	599,147	599,128
Capital lease obligations, long-term	69,035	71,231
Total liabilities	10,053,359	10,061,642

Minority interests	627,356	626,571

Preferred Stock of CSC Holdings, Inc.	1,620,440	1,544,294

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,189,548 and 234,708,069 shares issued and 219,373,321 and 212,891,842 outstanding	2,412	2,347
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,242,427 shares issued and outstanding	672	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,109,212	1,107,893
Accumulated deficit	(2,623,055)	(2,471,733)
	(1,510,759)	(1,360,821)

Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholders’ deficiency	(1,872,299)	(1,722,361)
	$10,428,856	$10,510,146

See accompanying notes
to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(As Restated)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues, net	$982,364	$911,137

Operating expenses:
Technical and operating	444,235	436,440
Selling, general and administrative	255,725	242,695
Restructuring credits	(4,464)	—
Depreciation and amortization	235,990	202,367
	931,486	881,502

Operating income	50,878	29,635

Other income (expense):
Interest expense	(129,269)	(122,013)
Interest income	5,564	3,889
Equity in net loss of affiliates	(8,183)	(9,729)
Write-off of deferred financing costs	—	(620)
Gain (loss) on investments, net	7,385	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	295,539
Minority interests	(55,541)	(41,768)
Miscellaneous, net	(19,874)	(4,686)
	(210,626)	(297,838)
Loss from continuing operations before income taxes	(159,748)	(268,203)
Income tax benefit	28,883	25,538

Loss from continuing operations	(130,865)	(242,665)
Loss from discontinued operations, net of taxes (including loss of $12,844 on the sale of the retail electronics business in 2003)	(20,457)	(13,227)

Net loss	$(151,322)	$(255,892)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.46)	$(0.84)

Loss from discontinued operations	$(0.07)	$(0.05)

Net loss	$(0.54)	$(0.89)

Weighted average common shares (in thousands)	281,742	288,269

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002
(As Restated)

(Dollars in thousands)
(Unaudited)

	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(130,865)	$(242,665)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	235,990	202,367
Equity in net loss of affiliates	8,183	9,729
Minority interests	11,911	(1,861)
Unrealized loss (gain) on investments, net	(7,385)	418,450
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on derivative contracts	4,212	(295,548)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	16,924	23,785
Loss on disposal of equipment	17,470	2,784
Tax benefit from exercise of stock options	456	419
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(244,812)	(152,459)
Net cash used in operating activities	(87,916)	(34,379)

Cash flows from investing activities:
Capital expenditures	(165,716)	(257,990)
Proceeds from sale of equipment	870	1,125
Decrease in investment securities and other investments	3,769	87
Additions to intangible assets	(112)	(191)
Decrease in investments in affiliates, net	(3,844)	(14,529)
Net cash used in investing activities	(165,033)	(271,498)

Cash flows from financing activities:
Proceeds from bank debt	570,582	513,054
Repayment of bank debt	(574,350)	(79,186)
Issuance of common stock	928	1,688
Issuance of preferred stock	75,000	—
Net proceeds from collateralized indebtedness	314,029	—
Payments on capital lease obligations and other debt	(2,806)	(7,959)
Additions to deferred financing and other costs	(4,813)	(11,516)
Net cash provided by financing activities	378,570	416,081

Net increase in cash and cash equivalents from continuing operations	125,621	110,204

Net cash used in discontinued operations	(28,403)	(16,596)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$223,158	$201,598

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

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

Restatement of condensed consolidated financial statements

As a result of information obtained in connection with the Wilmer Cutler Pickering LLP investigation into improperly recognized expenses resulting from inappropriately accelerating the recognition of certain costs (see discussion below), the Company has restated its previously reported financial statements to reflect the expenses in the appropriate period.  In addition, the Company has also corrected certain errors with respect to timing of the recognition of launch and marketing support payments and an error with respect to the timing of the recognition of a gain on marketable securities.

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2003 and 2002 is as follows:

	Three months ended March 31,
	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$(7,221)	$(7,149)
Launch and marketing support	(2,581)	531
Other expenses	(62)	417
Effect of adjustments on equity in net loss of affiliates	(149)	(27)
Minority interest, including effect of adjustments	1,108	2,145
Gain on investments	(10,044)	—
Income tax expense	8,043	(1,927)
Decrease in income from continuing operations	$(10,906)	$(6,010)

Decrease in operating income	$(9,864)	$(6,201)

The following table sets forth selected consolidated balance sheet data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$223,158	$223,158	$125,940	$125,940
Accounts receivable trade	290,394	290,394	285,059	285,059
Notes and other receivables, current	68,593	68,593	77,570	77,570
Inventory, prepaid expenses and other current assets	60,097	66,581	63,493	74,050
Feature film inventory, net	67,931	67,931	66,617	66,617
Assets held for sale	47,964	47,964	126,034	126,034
Advances to affiliates	188,465	188,465	178,491	178,491
Total current assets	946,602	953,086	923,204	933,761

Property, plant and equipment, net	4,551,063	4,551,679	4,622,386	4,623,060
Investments in affiliates	55,536	55,711	59,726	60,049
Investment securities	27	27	310,336	330,456
Investment securities pledged as collateral	980,969	980,969	662,274	662,274
Other investments	22,741	22,741	17,514	7,438
Notes and other receivables	87,810	87,810	96,065	96,065
Derivative contracts	722,955	722,955	705,020	705,020
Other assets	44,840	44,840	45,515	45,515
Long-term feature film inventory, net	220,994	220,994	232,221	232,221
Deferred carriage fees, net	130,685	130,685	139,578	139,578
Franchises, net	735,685	735,685	732,401	732,401
Affiliation, broadcast and other agreements, net	281,230	281,230	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,544,226	1,544,522	1,546,159	1,546,454
Deferred financing, acquisition and other costs	95,922	95,922	100,101	100,101
	$10,421,285	$10,428,856	$10,488,253	$10,510,146

	March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$325,337	$326,474	$433,576	$434,285
Accrued liabilities	806,374	827,381	859,924	875,976
Accounts payable to affiliates	11,088	11,088	17,772	17,772
Deferred revenue, current	64,193	64,193	112,276	112,276
Feature film and contract obligations	46,486	46,486	72,310	72,310
Liabilities held for sale	14,463	14,463	100,479	100,479
Liabilities under derivative contracts	31,571	31,571	1,395	1,395
Current portion of bank debt	350	350	5,768	5,768
Current portion of capital lease obligations	14,367	14,367	14,977	14,977
Total current liabilities	1,314,229	1,336,373	1,618,477	1,635,238

Feature film and contract obligations, long-term	227,668	227,668	229,431	229,431
Deferred revenue	17,046	17,046	17,479	17,479
Deferred tax liability	167,337	160,281	176,655	177,642
Liabilities under derivative contracts	96,920	96,920	104,949	104,949
Other long-term liabilities	211,942	212,275	220,666	220,666
Bank debt, long-term	2,081,650	2,081,650	2,080,000	2,080,000
Collateralized indebtedness	1,560,960	1,560,960	1,234,106	1,234,106
Senior notes and debentures	3,692,004	3,692,004	3,691,772	3,691,772
Subordinated notes and debentures	599,147	599,147	599,128	599,128
Capital lease obligations, long-term	69,035	69,035	71,231	71,231
Total liabilities	10,037,938	10,053,359	10,043,894	10,061,642

Minority interests	625,771	627,356	623,897	626,571

Preferred Stock of CSC Holdings, Inc.	1,620,440	1,620,440	1,544,294	1,544,294

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock	—	—	—	—
CNYG Class A Common Stock,	2,412	2,412	2,347	2,347
CNYG Class B Common Stock	672	672	672	672
RMG Class A Common Stock	—	—	—	—
RMG Class B Common Stock	—	—	—	—
Paid-in capital	1,109,212	1,109,212	1,107,893	1,107,893
Accumulated deficit	(2,613,620)	(2,623,055)	(2,473,204)	(2,471,733)
	(1,501,324)	(1,510,759)	(1,362,292)	(1,360,821)

Treasury stock, at cost	(359,750)	(359,750)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)	(1,790)	(1,790)
Total stockholders’ deficiency	(1,862,864)	(1,872,299)	(1,723,832)	(1,722,361)
	$10,421,285	$10,428,856	$10,488,253	$10,510,146

The following table sets forth selected consolidated statements of operations data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$982,150	$982,364	$911,176	$911,137

Operating expenses:
Technical and operating	438,239	444,235	432,614	436,440
Selling, general and administrative	251,701	255,725	240,433	242,695
Restructuring credits	(4,464)	(4,464)	—	—
Depreciation and amortization	235,932	235,990	202,293	202,367
	921,408	931,486	875,340	881,502

Operating income	60,742	50,878	35,836	29,635

Other income (expense):
Interest expense	(129,269)	(129,269)	(122,013)	(122,013)
Interest income	5,564	5,564	3,889	3,889
Equity in net loss of affiliates	(8,034)	(8,183)	(9,702)	(9,729)
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	17,429	7,385	(418,450)	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	(10,708)	295,539	295,539
Minority interests	(56,649)	(55,541)	(43,913)	(41,768)
Miscellaneous, net	(19,874)	(19,874)	(4,686)	(4,686)
	(201,541)	(210,626)	(299,956)	(297,838)
Loss from continuing operations before income taxes	(140,799)	(159,748)	(264,120)	(268,203)
Income tax benefit	20,840	28,883	27,465	25,538

Loss from continuing operations	(119,959)	(130,865)	(236,655)	(242,665)
Loss from discontinued operations, net of taxes	(20,457)	(20,457)	(12,975)	(13,227)

Net loss	$(140,416)	$(151,322)	$(249,630)	$(255,892)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.43)	$(0.46)	$(0.82)	$(0.84)

Loss from discontinued operations	$(0.07)	$(0.07)	$(0.05)	$(0.05)

Net loss	$(0.50)	$(0.54)	$(0.87)	$(0.89)

Weighted average common shares (in thousands)	281,742	281,742	288,269	288,269

The effects of these restatements have been reflected as reclassifications between cash flows from operating activities and net effect of discontinued operations on cash in the Company’s statements of cash flows for each period.  Such reclassifications amount to less than $1,000 in any of the respective periods.

Investigation of Improper Expense Accruals and Other Adjustments

On June 18, 2003, Cablevision announced that an internal review initiated by the Company identified improperly recorded expenses at the national services division of Cablevision’s Rainbow Media Holdings subsidiary.  At the time of the June 18 announcement, the review had found that $6,200 of expenses for 2003 were accelerated and improperly accrued or expensed in 2002, rather than 2003.  All but $1,700 of that pretax amount was identified and reversed prior to the release of the Company’s 2002 results.

The Company also announced on June 18, 2003 that its Audit Committee had retained Wilmer Cutler Pickering LLP to conduct an investigation of the matter.  Wilmer Cutler Pickering LLP subsequently retained PricewaterhouseCoopers LLP as forensic accountants.

In August 2003, the Company announced that Wilmer Cutler Pickering LLP reported to the Audit Committee and management of the Company that its investigation to that date had identified, in addition to the amounts announced by the Company on June 18, 2003, improperly recognized expenses at the original productions units within the American Movie Classics Company (“AMC”) and WE: Women’s Entertainment business units of the national services division of Rainbow Media Holdings and that pretax amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,400.

In November 2003, Wilmer Cutler Pickering LLP reported that it had substantially completed its detailed review of year-end expenses that may have been improperly accelerated.  With respect to Rainbow Media Holdings, Wilmer Cutler Pickering LLP had reported that it had identified, in addition to the amounts reported in June and August 2003, additional improperly accelerated expenses at AMC and WE: Women’s Entertainment and at most other business units within Rainbow Media Holdings.  For AMC and WE: Women’s Entertainment, the additional pretax amounts that should have been expensed in 2003 and later periods that were expensed in earlier years equaled approximately $3,900, and for the other Rainbow business units equaled approximately $5,200, including $650 in non-consolidated businesses.  The improperly recognized expenses in the Rainbow business units related primarily to sales and marketing, original production and event production activities.  With respect to the non-Rainbow Media Holdings’ units of the Company, Wilmer Cutler Pickering LLP further reported that it had identified approximately $1,700 in accelerated expenses that should have been recorded in 2003 and later periods, the majority of which consisted of sales and marketing, maintenance and consulting expenses. In late November, the Company provided restated results for the first and second quarters of 2003 and 2002 to reflect the impact of the improper expense accelerations identified by the Company and the Wilmer Cutler Pickering LLP investigation; these restatements were reflected in the Company’s Form 10-Q filing for the third quarter of 2003.

Wilmer Cutler Pickering LLP has now reported that its investigation of improper expense recognition is complete.  The investigation covered all significant operating units within Rainbow Media Holdings, as well as the Telecommunications, Madison Square Garden and Corporate segments and included a thorough evaluation of the facts (including a review of employee activities) relating to improper expense recognition.  The amounts identified are reflected in the table above.  Wilmer Cutler Pickering LLP has made recommendations to the Audit Committee with respect to improvements in internal controls.  Certain of these recommendations for both new policies and procedures (including vendor payment guidelines, signature and password protection and communication of information to those responsible for the preparation of financial statements) and enhancement and reinforcement of existing policies and procedures (including those related to expense recognition and accruals and required support for payments and accruals) have already been implemented by the Company and other recommendations (including those for reassessment and improvement of the structure and accountability of employees of the operating units responsible for accumulating information for and preparation of financial statements, additional training and education of the employees within those areas and implementation of additional internal audit procedures) will be implemented by the Company over the next few months.  The investigations into these matters by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York are continuing.

NOTE 2.                RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three months ended March 31, 2003 and 2002 presented in this Form 10-Q/A are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 6.                STOCK OPTION PLAN

The Company applies APB 25 and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net loss as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2003:

	Three Months Ended March 31,
	2003	2002
Net loss:
Net loss, as reported	$(151,322)	$(255,892)
Stock-based employee compensation expense determined under fair value based method, net of taxes	(5,634)	(9,323)
Pro forma net loss	$(156,956)	$(265,215)

Basic and diluted net loss per common share:
As reported	$(0.54)	$(0.89)
Pro forma	$(0.56)	$(0.92)

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

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $12,844, are summarized as follows:

	Three Months Ended March 31, 2003
	Theaters	Retail Electronics	Total

Revenues, net	$18,587	$30,842	$49,429

Income (loss) before income tax benefit (expense)	$(847)	$(16,323)	$(17,170)
Income tax benefit (expense)	334	(3,621)	(3,287)
Net income (loss)	$(513)	$(19,944)	$(20,457)

	Three Months Ended March 31, 2002
	Theaters	Retail Electronics	Bravo	Total

Revenues, net	$19,269	$138,278	$33,447	$190,994

Income (loss) before income tax benefit (expense)	$(1,399)	$(26,108)	$6,557	$(20,950)
Income tax benefit (expense)	588	10,965	(3,830)	7,723
Net income (loss)	$(811)	$(15,143)	$2,727	$(13,227)

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

The FASB issued Statement 143, Accounting for Asset Retirement Obligations, in June 2001.  Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company’s adoption of Statement 143 on January 1, 2003 had an insignificant impact on the Company’s financial condition or results of operations.

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

NOTE 13.              INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2003 of $28,883 differs from the income tax benefit derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

NOTE 14.              RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2002	$3,269	$27,161	$30,430
Disposition of Cablevision Electronics	(2,198)	(5,584)	(7,782)
	1,071	21,577	22,648
Credits	—	(3,260)	(3,260)
Payments	(87)	(1,463)	(1,550)
Balance at March 31, 2003	$984	$16,854	$17,838

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2002	$5,501	$48,017	$53,518
Disposition of Cablevision Electronics	(28)	—	(28)
	5,473	48,017	53,490
Credits	—	(1,461)	(1,461)
Payments	(4,571)	(928)	(5,499)
Balance at March 31, 2003	$902	$45,628	$46,530

At March 31, 2003, approximately $28,247 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 15.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	418,707	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	203,491	203,491
	783,533	779,471

Accumulated amortization
Franchises	1,986	1,208
Affiliation agreements	201,437	190,809
Broadcast rights	52,027	49,920
Player contracts	39,525	37,737
Other intangibles	42,135	39,400
	337,110	319,074
Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over the fair value of net assets acquired	1,383,166	1,382,363
	2,115,014	2,114,211

Total intangibles	$2,561,437	$2,574,608

Aggregate amortization expense
Three months ended March 31, 2003 and year ended December 31, 2002	$17,233	$55,982

Estimated amortization expense
Year ending December 31, 2003		$65,081
Year ending December 31, 2004		53,212
Year ending December 31, 2005		40,715
Year ending December 31, 2006		37,152
Year ending December 31, 2007		35,301

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

	Three Months Ended March 31,
	2003	2002
Revenues, net from continuing operations

Telecommunications Services	$633,804	$593,060
Rainbow	176,824	151,879
Madison Square Garden	208,406	207,097
Intersegment eliminations	(36,670)	(40,899)
Total	$982,364	$911,137

Adjusted EBITDA from continuing operations

Telecommunications Services	$242,889	$219,515
Rainbow	33,054	1,737
Madison Square Garden	14,153	9,260
All Other	(709)	(16,524)
Total	$289,387	$213,988

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2003	2002
Revenues, net from continuing operations

Total revenue for reportable segments	$1,019,034	$952,036
Intersegment eliminations	(36,670)	(40,899)
Total consolidated revenue	$982,364	$911,137

Adjusted EBITDA to loss from continuing operations before income taxes

Total adjusted EBITDA for reportable segments	$290,096	$230,512
Other adjusted EBITDA	(709)	(16,524)
Items excluded from adjusted EBITDA:
Depreciation and amortization	(235,990)	(202,367)
Stock plan income (expense)	(6,983)	18,014
Restructuring credits	4,464	—
Interest expense	(129,269)	(122,013)
Interest income	5,564	3,889
Equity in net loss of affiliates	(8,183)	(9,729)
Write-off of deferred financing costs	—	(620)
Gain (loss) on investments, net	7,385	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	295,539
Minority interests	(55,541)	(41,768)
Miscellaneous, net	(19,874)	(4,686)
Loss from continuing operations before income taxes	$(159,748)	$(268,203)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 17.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters can not be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position, results of operations or liquidity of the Company.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.  See Note 1 of the condensed consolidated financial statements for a discussion regarding the restatement of the 2003 and 2002 financial statements.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,				(Increase) Decrease in Net Loss
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$982,364	100%	$911,137	100%	$71,227

Operating expenses:
Technical and operating	444,235	45	436,440	48	(7,795)
Selling, general and administrative	255,725	26	242,695	27	(13,030)
Restructuring credits	(4,464)	—	—	—	4,464
Depreciation and amortization	235,990	24	202,367	22	(33,623)
Operating income	50,878	5	29,635	3	21,243
Other income (expense):
Interest expense, net	(123,705)	(13)	(118,124)	(13)	(5,581)
Equity in net loss of affiliates	(8,183)	(1)	(9,729)	(1)	1,546
Write-off of deferred financing costs	—	—	(620)	—	620
Gain (loss) on investments, net	7,385	1	(418,450)	(46)	425,835
Gain (loss) on derivative contracts, net	(10,708)	(1)	295,539	32	(306,247)
Minority interests	(55,541)	(6)	(41,768)	(5)	(13,773)
Miscellaneous, net	(19,874)	(2)	(4,686)	(1)	(15,188)
Loss from continuing operations before taxes	(159,748)	(16)	(268,203)	(29)	108,455
Income tax benefit	28,883	3	25,538	3	3,345
Loss from continuing operations	(130,865)	(13)	(242,665)	(27)	111,800
Loss from discontinued operations, net of taxes	(20,457)	(2)	(13,227)	(1)	(7,230)
Net loss	$(151,322)	(15)%	$(255,892)	(28)%	$104,570

Comparison of Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the three months ended March 31, 2003 increased $71.2 million (8%) as compared to revenues for the same period in the prior year.  The net increase is attributable to the following:

Three Months Ended March 31, 2003
(dollars in millions)

Increase in revenue from developing high-speed data and telephone businesses	$36.6
Increased revenue in Rainbow Media Holdings’ programming services, excluding those of Madison Square Garden	24.9
Higher revenue per cable television subscriber	14.0
Increase in Madison Square Garden’s revenue	1.3
Other net decreases	(5.6)
$71.2

Technical and operating expenses for the three months ended March 31, 2003 increased $7.8 million (2%) compared to the same period in 2002.  The net increase resulted primarily from increased costs directly associated with the growth in revenues referred to above.  As a percentage of revenues, technical and operating expenses decreased 3% during the 2003 period as compared to the 2002 period.

Selling, general and administrative expenses increased $13.0 million (5%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase for 2003 was comprised of a $25.0 million increase in expenses related to the Company’s stock plan.  This increase was partially offset by decreases of approximately $11.2 million due to reductions in management bonuses, a $0.6 million decrease related to a long-term incentive plan and $0.2 resulting primarily from lower sales and marketing costs.  As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2003 as compared to 2002.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 3% during the 2003 period as compared to the 2002 period.

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

Equity in net loss of affiliates decreased to $8.2 million in the three months ended March 31, 2003 from $9.7 million in the same period in 2002.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

Write-off of deferred financing costs of $0.6 million in 2002 consisted of costs written off in connection with amendments to, or termination of, the Company’s credit agreements.

Gain (loss) on investments, net for the three months ended March 31, 2003 and 2002 consists of the following:

	Three Months Ended March 31,
	2003	2002
Increase (decrease) in the fair value of Charter Communications, Adelphia Communications, AT&T and AT&T Wireless, Inc., Comcast, and General Electric common stock	$8.4	$(418.5)
Net loss on various other investments	(1.0)	—
	$7.4	$(418.5)

Gain (loss) on derivative contracts, net for the three months ended March 31, 2003 and 2002 consists of the following:

	Three Months Ended March 31,
	2003	2002
Unrealized gains due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric and Adelphia Communications shares	$8.6	$301.6
Unrealized loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	(27.3)	—
Unrealized and realized gains (losses) on interest rate swap contracts	8.0	(6.1)
	$(10.7)	$295.5

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

Income tax benefit attributable to continuing operations of $28.9 million for the three months ended March 31, 2003 resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings and an adjustment to the deferred tax rate.  Income tax benefit of $25.5 million in the 2002 period resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends and an increase in the valuation allowance of $84.1 million.

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

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company’s Telecommunications Services segment.  See Note 1 of the condensed consolidated financial statements for a discussion regarding the restatement of the 2003 and 2002 financial statements.

	Three Months Ended March 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$633,804	100%	$593,060	100%
Technical and operating expenses	245,088	39	233,487	39
Selling, general and administrative expenses	149,499	24	128,770	22
Restructuring credits	(13)	—	—	—
Depreciation and amortization	165,139	26	133,810	23
Operating income	$74,091	12%	$96,993	16%

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
$40.7

Technical and operating expenses for the three months ended March 31, 2003 increased $11.6 million (5%) compared to the same period in 2002.  The net increase resulted primarily from increased costs directly associated with the growth in revenues referred to above.  As a percentage of revenues, technical and operating expenses remained constant during the 2003 period as compared to the 2002 period.

Selling, general and administrative expenses increased $20.7 million (16%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase for 2003 was comprised of an increase of $14.9 million attributable to a stock plan and an increase of approximately $10.7 million primarily attributable to higher customer service and sales and marketing costs, partially offset by decreases of approximately $4.7 million due to a reduction in management bonuses and $0.2 million attributable to lower expenses relating to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses increased 2% for 2003 as compared to 2002.  Excluding the effects of the stock plan, as a percentage of revenues such costs remained constant.

Depreciation and amortization expense increased $31.3 million (23%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase resulted primarily from depreciation of new subscriber devices, headend upgrades and plant assets.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Rainbow segment.  See Note 1 of the condensed consolidated financial statements for a discussion regarding the restatement of the 2003 and 2002 financial statements.

	Three Months Ended March 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$176,824	100%	$151,879	100%
Technical and operating expenses	75,489	43	79,988	53
Selling, general and administrative expenses	70,357	40	65,425	43
Restructuring charges	16	—	—	—
Depreciation and amortization	20,786	12	15,893	10
Operating income (loss)	$10,176	6%	$(9,427)	(6)%

Revenues for the three months ended March 31, 2003 increased $24.9 million (16%) as compared to revenues for the same period in 2002.  Approximately $14.0 million of the increase was attributed primarily to growth in programming network subscribers and rate increases, and approximately $10.9 million of the increase was due primarily to higher advertising revenue.

Technical and operating expenses for the three months ended March 31, 2003 decreased $4.5 million (6%) compared to the same period in 2002.  The decrease was primarily due to lower programming costs.  As a percentage of revenues, technical and operating expenses decreased 10% during the 2003 period as compared to the 2002 period.

Selling, general and administrative expenses increased $4.9 million (8%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase was comprised of an increase of $6.8 million in charges related to a stock plan, partially offset by a decrease of $1.7 million resulting from lower sales, marketing, advertising and other costs and a $0.2 million decrease in charges related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses decreased 3% in 2003 compared to 2002.  Excluding the effects of the stock plan, such expenses decreased 8% as a percentage of revenue in the 2003 period as compared to the 2002 period.

Depreciation and amortization expense increased $4.9 million (31%) for the three months ended March 31, 2003 as compared to the same period in 2002.  The net increase resulted primarily from the amortization of acquired intangibles.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.  See Note 1 of the condensed consolidated financial statements for a discussion regarding the restatement of the 2003 and 2002 financial statements.

	Three Months Ended March 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$208,406	100%	$207,097	100%
Technical and operating expenses	159,261	76	162,337	78
Selling, general and administrative expenses	36,374	17	34,014	16
Depreciation and amortization	14,619	7	14,290	7
Operating loss	$(1,848)	(1)%	$(3,544)	(2)%

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

Selling, general and administrative expenses for the three months ended March 31, 2003 increased $2.4 million (7%) as compared to the 2002 level.  This increase is primarily due to a $2.9 million increase in Madison Square Garden’s proportionate share of expense related to Cablevision’s employee stock plan.

Depreciation and amortization expense for the three months ended March 31, 2003 was relatively flat as compared to the same period in 2002.

Operating Activities

Net cash used in operating activities amounted to $87.9 million for the three months ended March 31, 2003 compared to $34.4 million for the three months ended March 31, 2002.  The 2003 net cash used in operating activities consisted primarily of a net decrease in cash of $244.8 million resulting from changes in assets and liabilities, partially offset by a net increase in cash of $156.9 million resulting from net income before depreciation, amortization and other non-cash items.

The 2002 net cash used in operating activities consisted primarily of a decrease in cash resulting from changes in assets and liabilities of $152.5 million, partially offset by a net increase in cash of $118.1 million resulting from net income before depreciation, amortization and other non-cash items.

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

Financing Activities

Net cash provided by financing activities amounted to $378.6 million for the three months ended March 31, 2003 compared to $416.1 million for the three months ended March 31, 2002.  In 2003, the Company’s financing activities consisted primarily of proceeds from collateralized indebtedness of $314.0 million and proceeds from issuance of preferred stock of $75.0 million, partially offset by net repayments of bank debt of $3.8 million and other net cash payments of $6.7 million.

In 2002, the Company’s financing activities consisted primarily of net bank debt proceeds of $433.9 million, partially offset by net cash payments of $17.8 million.

Discontinued Operations

Net cash used in discontinued operations amounted to $28.4 million for the three months ended March 31, 2003 compared to $16.6 million for the three months ended March 31, 2002.

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

	AT&T	Comcast	AT&T Wireless	Charter	General Electric	Adelphia	Total
Collateralized indebtedness (carrying value)	$(282.7)	$(456.2)	$(216.4)	$(251.8)	$(314.0)	$(39.9)	$(1,561.0)

Collateralized indebtedness (fair value estimate)	$(309.5)	$(499.3)	$(235.0)	$(267.1)	$(319.7)	$(39.9)	$(1,670.5)
Derivative contract	174.5	138.3	148.5	222.8	(8.3)	37.8	713.6
Investment securities pledged as collateral	143.4	409.4	94.0	9.3	324.9	—	981.0
Net excess (shortfall)	8.4	48.4	7.5	(35.0)	(3.1)	(2.1)	24.1
Value of prepaid swaps with cross-termination rights	(12.3)	(20.7)	(11.1)	—	—	—	(44.1)
Net excess (shortfall) including prepaid swaps	$(3.9)	$27.7	$(3.6)	$(35.0)	$(3.1)	$(2.1)	$(20.0)

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

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(As Restated)

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$223,158	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $60,255 and $57,860)	290,394	285,059
Notes and other receivables, current	68,593	77,570
Inventory, prepaid expenses and other current assets	66,581	74,050
Feature film inventory, net	67,931	66,617
Assets held for sale	47,964	126,034
Advances to affiliates	285,152	178,491
Total current assets	1,049,773	933,761

Property, plant and equipment, net	4,551,679	4,623,060
Investments in affiliates	55,711	60,049
Investment securities	27	330,456
Investment securities pledged as collateral	980,969	662,274
Other investments	22,741	7,438
Notes and other receivables	87,810	96,065
Derivative contracts	722,955	705,020
Other assets	44,840	45,515
Long-term feature film inventory, net	220,994	232,221
Deferred carriage fees, net	130,685	139,578
Franchises, net of accumulated amortization of $1,986 and $1,208	735,685	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $292,989 and $278,466	281,230	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $20,227 and $18,294	1,544,522	1,546,454
Deferred financing, acquisition and other costs, net of accumulated amortization of $49,550 and $46,007	95,922	100,101
	$10,525,543	$10,510,146

See accompanying notes to
condensed consolidated financial statements.

	March 31, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$326,474	$434,285
Accrued liabilities	827,173	875,767
Accounts payable to affiliates	11,088	70,659
Deferred revenue, current	64,193	112,276
Feature film and contract obligations	46,486	72,310
Liabilities held for sale	14,463	100,479
Liabilities under derivative contracts	31,571	1,395
Current portion of bank debt	350	5,768
Current portion of capital lease obligations	14,367	14,977
Total current liabilities	1,336,165	1,687,916

Feature film and contract obligations, long-term	227,668	229,431
Deferred revenue	17,046	17,479
Deferred tax liability	160,281	177,642
Liabilities under derivative contracts	96,920	104,949
Other long-term liabilities	212,275	220,666
Bank debt, long-term	2,081,650	2,080,000
Collateralized indebtedness	1,560,960	1,234,106
Senior notes and debentures	3,692,004	3,691,772
Subordinated notes and debentures	599,147	599,128
Capital lease obligations, long-term	69,035	71,231
Total liabilities	10,053,151	10,114,320

Minority interests	627,356	626,571

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113

Series A Exchangeable Participating Preferred Stock	76,146	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,000,000 shares issued	50	50
Paid-in capital	890,949	740,493

Accumulated deficit	(2,664,613)	(2,513,792)

	(1,773,614)	(1,773,249)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholder’s deficiency	(1,775,404)	(1,775,039)
	$10,525,543	$10,510,146

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(As Restated)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues, net	$982,364	$911,137

Operating expenses:
Technical and operating	444,235	436,440
Selling, general and administrative	255,725	242,695
Restructuring credits	(4,464)	—
Depreciation and amortization	235,990	202,367
	931,486	881,502

Operating income	50,878	29,635

Other income (expense):
Interest expense	(129,269)	(122,013)
Interest income	6,065	3,889
Equity in net loss of affiliates	(8,183)	(9,729)
Write-off of deferred financing costs	—	(620)
Gain (loss) on investments, net	7,385	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	295,539
Minority interests	(10,765)	1,861
Miscellaneous, net	(19,874)	(4,686)
	(165,349)	(254,209)

Loss from continuing operations before income taxes and dividend requirements	(114,471)	(224,574)

Income tax benefit	28,883	25,538

Loss from continuing operations before dividend requirements	(85,588)	(199,036)

Dividend requirements applicable to preferred stock	(44,776)	(43,629)

Loss from continuing operations	(130,364)	(242,665)
Loss from discontinued operations, net of taxes (including loss of $12,844 on sale of the retail electronics business in 2003)	(20,457)	(13,227)

Net loss applicable to common shareholder	$(150,821)	$(255,892)

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(As Restated)

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(85,588)	$(199,036)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	235,990	202,367
Equity in net loss of affiliates	8,183	9,729
Minority interests	10,765	(1,861)
Unrealized loss (gain) on investments, net	(7,385)	418,450
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on derivative contracts	4,212	(295,548)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	16,924	23,785
Loss on disposal of equipment	17,470	2,784
Tax benefit from exercise of stock options	456	419
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(244,385)	(150,771)
Net cash provided by (used in) operating activities	(43,358)	10,938

Cash flows from investing activities:
Capital expenditures	(165,716)	(257,990)
Proceeds from sale of equipment	870	1,125
Decrease in investment securities and other investments	3,769	87
Additions to intangible assets	(112)	(191)
Increase in investments in affiliates, net	(3,844)	(14,529)
Net cash used in investing activities	(165,033)	(271,498)

Cash flows from financing activities:
Proceeds from bank debt	570,582	513,054
Repayment of bank debt	(574,350)	(79,186)
Net proceeds from collateralized indebtedness	314,029	—
Preferred stock dividends	(43,630)	(43,629)
Advances to Cablevision	(150,000)	—
Capital contribution from Cablevision	150,000	—
Payments on capital lease obligations and other debt	(2,806)	(7,959)
Additions to deferred financing and other costs	(4,813)	(11,516)
Issuance of preferred stock	75,000	—
Net cash provided by financing activities	334,012	370,764

Net increase in cash and cash equivalents from continuing operations	125,621	110,204

Net cash used in discontinued operations	(28,403)	(16,596)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$223,158	$201,598

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

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

Restatement of condensed consolidated financial statements

As a result of information obtained in connection with the Wilmer Cutler Pickering LLP investigation into improperly recognized expenses resulting from inappropriately accelerating the recognition of certain costs (see discussion below), the Company has restated its previously reported financial statements to reflect the expenses in the appropriate period.  In addition, the Company has also corrected certain errors with respect to timing of the recognition of launch and marketing support payments and an error with respect to the timing of the recognition of a gain on marketable securities.

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2003 and 2002 is as follows:

	Three months ended March 31,
	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$(7,221)	$(7,149)
Launch and marketing support	(2,581)	531
Other expenses	(62)	417
Effect of adjustments on equity in net loss of affiliates	(149)	(27)
Minority interest, including effect of adjustments	1,108	2,145
Gain on investments	(10,044)	—
Income tax expense	8,043	(1,927)
Decrease in income from continuing operations	$(10,906)	$(6,010)

Decrease in operating income	$(9,864)	$(6,201)

The following table sets forth selected consolidated balance sheet data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$223,158	$223,158	$125,940	$125,940
Accounts receivable trade	290,394	290,394	285,059	285,059
Notes and other receivables, current	68,593	68,593	77,570	77,570
Inventory, prepaid expenses and other current assets	60,097	66,581	63,493	74,050
Feature film inventory, net	67,931	67,931	66,617	66,617
Assets held for sale	47,964	47,964	126,034	126,034
Advances to affiliates	285,152	285,152	178,491	178,491
Total current assets	1,043,289	1,049,773	923,204	933,761

Property, plant and equipment, net	4,551,063	4,551,679	4,622,386	4,623,060
Investments in affiliates	55,536	55,711	59,726	60,049
Investment securities	27	27	310,336	330,456
Investment securities pledged as collateral	980,969	980,969	662,274	662,274
Other investments	22,741	22,741	17,514	7,438
Notes and other receivables	87,810	87,810	96,065	96,065
Derivative contracts	722,955	722,955	705,020	705,020
Other assets	44,840	44,840	45,515	45,515
Long-term feature film inventory, net	220,994	220,994	232,221	232,221
Deferred carriage fees, net	130,685	130,685	139,578	139,578
Franchises, net	735,685	735,685	732,401	732,401
Affiliation, broadcast and other agreements, net	281,230	281,230	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,544,226	1,544,522	1,546,159	1,546,454
Deferred financing, acquisition and other costs, net	95,922	95,922	100,101	100,101
	$10,517,972	$10,525,543	$10,488,253	$10,510,146

	March 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$325,337	$326,474	$433,576	$434,285
Accrued liabilities	806,166	827,173	859,715	875,767
Accounts payable to affiliates	11,088	11,088	70,659	70,659
Deferred revenue, current	64,193	64,193	112,276	112,276
Feature film and contract obligations	46,486	46,486	72,310	72,310
Liabilities held for sale	14,463	14,463	100,479	100,479
Liabilities under derivative contracts	31,571	31,571	1,395	1,395
Current portion of bank debt	350	350	5,768	5,768
Current portion of capital lease obligations	14,367	14,367	14,977	14,977
Total current liabilities	1,314,021	1,336,165	1,671,155	1,687,916

Feature film and contract obligations, long-term	227,668	227,668	229,431	229,431
Deferred revenue	17,046	17,046	17,479	17,479
Deferred tax liability	167,337	160,281	176,655	177,642
Liabilities under derivative contracts	96,920	96,920	104,949	104,949
Other long-term liabilities	211,942	212,275	220,666	220,666
Bank debt, long-term	2,081,650	2,081,650	2,080,000	2,080,000
Collateralized indebtedness	1,560,960	1,560,960	1,234,106	1,234,106
Senior notes and debentures	3,692,004	3,692,004	3,691,772	3,691,772
Subordinated notes and debentures	599,147	599,147	599,128	599,128
Capital lease obligations, long-term	69,035	69,035	71,231	71,231
Total liabilities	10,037,730	10,053,151	10,096,572	10,114,320

Minority interests	625,771	627,356	623,897	626,571

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113	1,110,113	1,110,113

Series A Exchangeable Participating Preferred Stock	76,146	76,146	—	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock	—	—	—	—
Series B Cumulative Convertible Preferred Stock	—	—	—	—
8% Series D Cumulative Preferred Stock	—	—	—	—
Common Stock, $.01 par value	50	50	50	50
Paid-in capital	890,949	890,949	740,493	740,493

Accumulated deficit	(2,655,178)	(2,664,613)	(2,515,263)	(2,513,792)

	(1,764,179)	(1,773,614)	(1,774,720)	(1,773,249)
Accumulated other comprehensive loss	(1,790)	(1,790)	(1,790)	(1,790)
Total stockholder’s deficiency	(1,765,969)	(1,775,404)	(1,776,510)	(1,775,039)
	$10,517,972	$10,525,543	$10,488,253	$10,510,146

The following table sets forth selected consolidated statements of operations data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$982,150	$982,364	$911,176	$911,137

Operating expenses:
Technical and operating	438,239	444,235	432,614	436,440
Selling, general and administrative	251,701	255,725	240,433	242,695
Restructuring credits	(4,464)	(4,464)	—	—
Depreciation and amortization	235,932	235,990	202,293	202,367
	921,408	931,486	875,340	881,502

Operating income	60,742	50,878	35,836	29,635

Other income (expense):
Interest expense	(129,269)	(129,269)	(122,013)	(122,013)
Interest income	6,065	6,065	3,889	3,889
Equity in net loss of affiliates	(8,034)	(8,183)	(9,702)	(9,729)
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	17,429	7,385	(418,450)	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	(10,708)	295,539	295,539
Minority interests	(11,873)	(10,765)	(284)	1,861
Miscellaneous, net	(19,874)	(19,874)	(4,686)	(4,686)
	(156,264)	(165,349)	(256,327)	(254,209)

Loss from continuing operations before income taxes and dividend requirements	(95,522)	(114,471)	(220,491)	(224,574)

Income tax benefit	20,840	28,883	27,465	25,538

Loss from continuing operations before dividend requirements	(74,682)	(85,588)	(193,026)	(199,036)

Dividend requirements applicable to preferred stock	(44,776)	(44,776)	(43,629)	(43,629)

Loss from continuing operations	(119,458)	(130,364)	(236,655)	(242,665)
Loss from discontinued operations, net of taxes	(20,457)	(20,457)	(12,975)	(13,227)

Net loss applicable to common shareholder	$(139,915)	$(150,821)	$(249,630)	$(255,892)

The effects of these restatements have been reflected as reclassifications between cash flows from operating activities and net effect of discontinued operations on cash in the Company’s statements of cash flows for each period.  Such reclassifications amount to less than $1,000 in any of the respective periods.

Investigation of Improper Expense Accruals and Other Adjustments

On June 18, 2003, Cablevision announced that an internal review initiated by the Company identified improperly recorded expenses at the national services division of Cablevision’s Rainbow Media Holdings subsidiary.  At the time of the June 18 announcement, the review had found that $6,200 of expenses for 2003 were accelerated and improperly accrued or expensed in 2002, rather than 2003.  All but $1,700 of that pretax amount was identified and reversed prior to the release of the Company’s 2002 results.

The Company also announced on June 18, 2003 that its Audit Committee had retained Wilmer Cutler Pickering LLP to conduct an investigation of the matter.  Wilmer Cutler Pickering LLP subsequently retained PricewaterhouseCoopers LLP as forensic accountants.

In August 2003, the Company announced that Wilmer Cutler Pickering LLP reported to the Audit Committee and management of the Company that its investigation to that date had identified, in addition to the amounts announced by the Company on June 18, 2003, improperly recognized expenses at the original productions units within the American Movie Classics Company (“AMC”) and WE: Women’s Entertainment business units of the national services division of Rainbow Media Holdings and that pretax amounts that should have been expensed in 2003 that were expensed in earlier years equaled approximately $3,400.

In November 2003, Wilmer Cutler Pickering LLP reported that it had substantially completed its detailed review of year-end expenses that may have been improperly accelerated.  With respect to Rainbow Media Holdings, Wilmer Cutler Pickering LLP had reported that it had identified, in addition to the amounts reported in June and August 2003, additional improperly accelerated expenses at AMC and WE: Women’s Entertainment and at most other business units within Rainbow Media Holdings.  For AMC and WE: Women’s Entertainment, the additional pretax amounts that should have been expensed in 2003 and later periods that were expensed in earlier years equaled approximately $3,900, and for the other Rainbow business units equaled approximately $5,200, including $650 in non-consolidated businesses.  The improperly recognized expenses in the Rainbow business units related primarily to sales and marketing, original production and event production activities.  With respect to the non-Rainbow Media Holdings’ units of the Company, Wilmer Cutler Pickering LLP further reported that it had identified approximately $1,700 in accelerated expenses that should have been recorded in 2003 and later periods, the majority of which consisted of sales and marketing, maintenance and consulting expenses. In late November, the Company provided restated results for the first and second quarters of 2003 and 2002 to reflect the impact of the improper expense accelerations identified by the Company and the Wilmer Cutler Pickering LLP investigation; these restatements were reflected in the Company’s Form 10-Q filing for the third quarter of 2003.

Wilmer Cutler Pickering LLP has now reported that its investigation of improper expense recognition is complete.  The investigation covered all significant operating units within Rainbow Media Holdings, as well as the Telecommunications, Madison Square Garden and Corporate segments and included a thorough evaluation of the facts (including a review of employee activities) relating to improper expense recognition.  The amounts identified are reflected in the table above.  Wilmer Cutler Pickering LLP has made recommendations to the Audit Committee with respect to improvements in internal controls.  Certain of these recommendations for both new policies and procedures (including vendor payment guidelines, signature and password protection and communication of information to those responsible for the preparation of financial statements) and enhancement and reinforcement of existing policies and procedures (including those related to expense recognition and accruals and required support for payments and accruals) have already been implemented by the Company and other recommendations (including those for reassessment and improvement of the structure and accountability of employees of the operating units responsible for accumulating information for and preparation of financial statements, additional training and education of the employees within those areas and implementation of additional internal audit procedures) will be implemented by the Company over the next few months.  The investigations into these matters by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York are continuing.

NOTE 2.                RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three months ended March 31, 2003 and 2002 presented in this Form 10-Q/A are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $12,844, are summarized as follows:

	Three Months Ended March 31, 2003
	Theaters	Retail Electronics	Total

Revenues, net	$18,587	$30,842	$49,429

Income (loss) before income tax benefit (expense)	$(847)	$(16,323)	$(17,170)
Income tax benefit (expense)	334	(3,621)	(3,287)
Net income (loss)	$(513)	$(19,944)	$(20,457)

	Three Months Ended March 31, 2002
	Theaters	Retail Electronics	Bravo	Total

Revenues, net	$19,269	$138,278	$33,447	$190,994

Income (loss) before income tax benefit (expense)	$(1,399)	$(26,108)	$6,557	$(20,950)
Income tax benefit (expense)	588	10,965	(3,830)	7,723
Net income (loss)	$(811)	$(15,143)	$2,727	$(13,227)

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

The FASB issued Statement 143, Accounting for Asset Retirement Obligations, in June 2001.  Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company’s adoption of Statement 143 on January 1, 2003 had an insignificant impact on the Company’s financial condition or results of operations.

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

NOTE 12.              INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2003 of $28,883 differs from the income tax benefit derived from applying the statutory rate due principally to the impact of a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock, state taxes, and an adjustment to the deferred tax rate.

NOTE 13.              RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2002	$3,269	$27,161	$30,430
Disposition of Cablevision Electronics	(2,198)	(5,584)	(7,782)
	1,071	21,577	22,648
Credits	—	(3,260)	(3,260)
Payments	(87)	(1,463)	(1,550)
Balance at March 31, 2003	$984	$16,854	$17,838

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2002	$5,501	$48,017	$53,518
Disposition of Cablevision Electronics	(28)	—	(28)
	5,473	48,017	53,490
Credits	—	(1,461)	(1,461)
Payments	(4,571)	(928)	(5,499)
Balance at March 31, 2003	$902	$45,628	$46,530

At March 31, 2003, approximately $28,247 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 14.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	418,707	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	203,491	203,491
	783,533	779,471

Accumulated amortization
Franchises	1,986	1,208
Affiliation agreements	201,437	190,809
Broadcast rights	52,027	49,920
Player contracts	39,525	37,737
Other intangibles	42,135	39,400
	337,110	319,074

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over the fair value of net assets acquired	1,383,166	1,382,363
	2,115,014	2,114,211

Total intangibles	$2,561,437	$2,574,608

Aggregate amortization expense
Three months ended March 31, 2003 and year ended December 31, 2002	$17,233	$55,982

Estimated amortization expense
Year ending December 31, 2003		$65,081
Year ending December 31, 2004		53,212
Year ending December 31, 2005		40,715
Year ending December 31, 2006		37,152
Year ending December 31, 2007		35,301

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

	Three Months Ended March 31,
	2003	2002
Revenues, net from continuing operations

Telecommunications Services	$633,804	$593,060
Rainbow	176,824	151,879
Madison Square Garden	208,406	207,097
Intersegment eliminations	(36,670)	(40,899)
Total	$982,364	$911,137

Adjusted EBITDA from continuing operations

Telecommunications Services	$242,889	$219,515
Rainbow	33,054	1,737
Madison Square Garden	14,153	9,260
All Other	(709)	(16,524)
Total	$289,387	$213,988

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2003	2002
Revenues, net from continuing operations

Total revenue for reportable segments	$1,019,034	$952,036
Intersegment eliminations	(36,670)	(40,899)
Total consolidated revenue	$982,364	$911,137

Adjusted EBITDA to loss from continuing operations before income taxes

Total adjusted EBITDA for reportable segments	$290,096	$230,512
Other adjusted EBITDA	(709)	(16,524)
Items excluded from adjusted EBITDA:
Depreciation and amortization	(235,990)	(202,367)
Stock plan income (expense)	(6,983)	18,014
Restructuring credits	4,464	—
Interest expense	(129,269)	(122,013)
Interest income	6,065	3,889
Equity in net loss of affiliates	(8,183)	(9,729)
Write-off of deferred financing costs	—	(620)
Gain (loss) on investments, net	7,385	(418,450)
Gain (loss) on derivative contracts, net	(10,708)	295,539
Minority interests	(10,765)	1,861
Miscellaneous, net	(19,874)	(4,686)
Loss from continuing operations before income taxes and dividend requirements	$(114,471)	$(224,574)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 16.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters can not be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position, results of operations or liquidity of the Company.

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