Form 10-Q/A
period 2003-06-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2004-03-16
CIK 784681, 1053112

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

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Number of shares of common stock outstanding as of August 1, 2003:

Cablevision NY Group Class A Common Stock -	219,494,605
Cablevision NY Group Class B Common Stock -	67,217,427
CSC Holdings, Inc. Common Stock -	5,000,000

EXPLANATORY NOTE

In this Form 10-Q/A, Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and, collectively with Cablevision, the “Company” or the “Registrants”) are restating the condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002 as previously reported in their Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which was originally filed on August 14, 2003 (the “Original Filing”).  See Note 1 to Condensed Consolidated Financial Statements.  These restatements are being made to reflect the effects of the following items of the Registrants’ previously reported financial information:

•                  Restatements of the Company’s condensed unaudited consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 to record the effect of adjustments for expenses improperly recognized in earlier periods that should have been recognized in later periods and to record the effects of adjustments for certain errors with respect to timing of the recognition of launch and marketing support payments and an error with respect to the timing of the recognition of a 2002 gain on marketable securities as outlined below:

	Increases (decreases)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003(a)	2002(a)	2003(a)	2002(a)
	(in thousands, except for per share information)
	(unaudited)
Revenue	$(122)	$(29)	$92	$(68)
Technical and operating	4,300	3,017	10,296	6,843
Selling, general and administrative	2,449	8,710	6,473	10,972
Depreciation	58	74	116	148
Operating income	(6,929)	(11,830)	(16,793)	(18,031)

Equity in net loss of affiliates	107	—	256	27
Gain on investments	—	—	(10,044)	—
Minority interests	(635)	(1,813)	(1,743)	(3,958)
Income from continuing operations before taxes	(6,401)	(10,017)	(25,350)	(14,100)
Income tax benefit	2,688	10,340	10,731	8,413
Income from continuing operations	(3,713)	323	(14,619)	(5,687)
Income of discontinued operations, net of taxes	—	(72)	—	(324)
Net income	$(3,713)	$251	(14,619)	(6,011)
Basic and diluted net income per share	$(0.01)	$—	$(0.05)	$(0.02)

(a)   See Note 1 to Condensed Consolidated Unaudited Financial Statements for information on the restatement of the financial statements for this period.

•                  Restatement of the Company’s condensed unaudited consolidated statement of cash flows for the six months ended June 30, 2003 and 2002 to record the effect of the restatements to the condensed unaudited consolidated statements of operations described above; and

•                  Restatement of our condensed unaudited consolidated balance sheets as of June 30, 2003 and December 31, 2002 to record the cumulative effect of the improperly accelerated expenses described above.

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$(4,249)	$(8,109)	$(11,470)	$(15,258)
Launch and marketing support	(2,680)	(454)	(5,261)	77
Other expenses	—	(3,267)	(62)	(2,850)
Effect of adjustments on equity in net loss of affiliates	(107)	—	(256)	(27)
Minority interest, including effect of adjustments	635	1,813	1,743	3,958
Gain on investments	—	—	(10,044)	—
Income tax expense	2,688	10,340	10,731	8,413
Increase (decrease) in income from continuing operations	$(3,713)	$323	$(14,619)	$(5,687)

Decrease in operating income	$(6,929)	$(11,830)	$(16,793)	$(18,031)

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

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing are amended in their entirety and the complete text of those Items is set out in this Amendment No. 1:

Part I	Financial Information

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K

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

THERETO, IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH SUBSEQUENT INFORMATION OR EVENTS INCLUDE, AMONG OTHERS, THE INFORMATION AND EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2003 AND IN OUR ANNUAL REPORT ON FORM 10-K AND THE INFORMATION AND EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF SUCH SUBSEQUENT INFORMATION AND EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE THE DATE OF THE ORIGINAL FILING, WHICH UPDATE AND SUPERCEDE CERTAIN INFORMATION CONTAINED IN THE ORIGINAL FILING AND THIS AMENDMENT NO. 1.

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

10.1

Employment Agreement, dated as of April 29, 2003, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)

	10.2	Employment Agreement, dated as of June 11, 2003, between Cablevision Systems Corporation and Hank Ratner (incorporated herein by reference to Exhibit 10.2 of the June 2003 10-Q)

	10.3	Retirement Agreement, dated as of June 23, 2003, among Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.3 of the June 2003 10-Q)

	31.1	Section 302 Certification of the CEO

	31.2	Section 302 Certification of the CFO

	32	Section 906 Certification of the CEO and CFO

(b)	Reports on Form 8-K.

Cablevision Systems Corporation filed Current Reports on Form 8-K with the Commission on April 1, 2003, May 15, 2003, June 18, 2003, July 3, 2003 and August 7, 2003.

CSC Holdings, Inc. filed Current Reports on Form 8-K with the Commission on April 1, 2003, May 15, 2003, June 18, 2003, July 3, 2003 and August 7, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this amendment to the report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION CSC HOLDINGS, INC.

Date:	March 16, 2004	By:	/s/ William J. Bell
William J. Bell as Vice Chairman and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	March 16, 2004	By:	/s/ Andrew B. Rosengard
Andrew B. Rosengard as Executive Vice President, Finance and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(As Restated)

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$293,028	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $69,218 and $57,860)	301,223	286,335
Notes and other receivables, current	64,422	78,010
Inventory, prepaid expenses and other current assets	71,529	75,659
Feature film inventory, net	70,734	66,617
Assets held for sale	—	66,733
Advances to affiliates	61,902	178,491
Total current assets	862,838	877,785

Property, plant and equipment, net	4,617,402	4,666,981
Investments in affiliates	53,474	60,049
Investment securities	23	330,456
Investment securities pledged as collateral	1,152,038	662,274
Other investments	2,965	7,438
Notes and other receivables	88,095	96,945
Derivative contracts	642,972	705,020
Other assets	45,532	46,276
Long-term feature film inventory, net	213,746	232,221
Deferred carriage fees, net	125,942	139,578
Franchises, net of accumulated amortization of $2,182 and $1,208	735,489	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $307,260 and $278,466	266,959	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $20,572 and $18,448	1,554,745	1,556,868
Deferred financing, acquisition and other costs, net of accumulated amortization of $53,630 and $46,007	91,736	100,101
	$10,453,956	$10,510,146

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(As Restated)

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$329,768	$439,158
Accrued liabilities	801,389	879,978
Accounts payable to affiliates	15,589	17,772
Deferred revenue, current	59,210	113,402
Feature film and contract obligations	67,777	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	41,286	1,395
Current portion of bank debt	11,893	5,768
Current portion of capital lease obligations	14,803	14,977
Total current liabilities	1,341,715	1,630,385

Feature film and contract obligations, long-term	194,996	229,431
Deferred revenue	16,361	17,479
Deferred tax liability	332,016	177,642
Liabilities under derivative contracts	111,626	104,949
Other long-term liabilities	222,810	225,519
Bank debt, long-term	1,736,150	2,080,000
Collateralized indebtedness	1,590,782	1,234,106
Senior notes and debentures	3,692,236	3,691,772
Subordinated notes and debentures	599,165	599,128
Capital lease obligations, long-term	68,494	71,231
Total liabilities	9,906,351	10,061,642

Minority interests	637,908	626,571

Preferred Stock of CSC Holdings, Inc.	1,622,343	1,544,294

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,310,832 and 234,708,069 shares issued and 219,494,605 and 212,891,842 outstanding	2,413	2,347
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,217,427 and 67,242,427 shares issued and outstanding	672	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,110,517	1,107,893
Accumulated deficit	(2,464,708)	(2,471,733)
	(1,351,106)	(1,360,821)

Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholders’ deficiency	(1,712,646)	(1,722,361)
	$10,453,956	$10,510,146

See accompanying notes

to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(As Restated)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net	$973,147	$900,168	$1,974,098	$1,830,574

Operating expenses:
Technical and operating	410,795	347,510	871,025	800,321
Selling, general and administrative	281,961	238,709	538,888	483,196
Restructuring charges	7,883	4,465	3,419	4,465
Depreciation and amortization	246,398	218,715	501,829	423,566
	947,037	809,399	1,915,161	1,711,548
Operating income	26,110	90,769	58,937	119,026
Other income (expense):
Interest expense	(134,509)	(131,573)	(263,903)	(253,586)
Interest income	4,699	10,682	10,263	14,571
Equity in net income (loss) of affiliates	448,881	(12,543)	440,698	(22,272)
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	150,663	(507,151)	158,048	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	522,536	(126,251)	818,075
Loss on early extinguishment of debt	—	(17,237)	—	(17,237)
Minority interests	(57,155)	(68,875)	(112,696)	(110,643)
Miscellaneous, net	(853)	(294)	(3,398)	(5,001)
	296,183	(204,455)	102,761	(502,314)
Income (loss) from continuing operations before income taxes	322,293	(113,686)	161,698	(383,288)
Income tax (expense) benefit	(162,182)	26,332	(132,965)	52,458

Income (loss) from continuing operations	160,111	(87,354)	28,733	(330,830)
Loss from discontinued operations, net of taxes (including loss of $15,886 on the sale of the retail electronics business in the six months ended June 30, 2003)	(1,764)	(10,548)	(21,708)	(22,964)
Net income (loss)	$158,347	$(97,902)	$7,025	$(353,794)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.56	$(0.30)	$0.10	$(1.15)
Loss from discontinued operations	$(0.01)	$(0.04)	$(0.08)	$(0.08)
Net income (loss)	$0.55	$(0.34)	$0.02	$(1.23)
Weighted average common shares (in thousands)	286,650	289,314	284,210	288,794

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.55	$(0.30)	$0.10	$(1.15)
Loss from discontinued operations	$(0.01)	$(0.04)	$(0.08)	$(0.08)
Net income (loss)	$0.54	$(0.34)	$0.02	$(1.23)
Weighted average common shares (in thousands)	294,492	289,314	284,210	288,794

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(As Restated)

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations	$28,733	$(330,830)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	501,829	423,566
Equity in net (income) loss of affiliates	(440,698)	22,272
Minority interests	25,436	23,385
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on investments, net	(158,048)	925,601
Unrealized loss (gain) on derivative contracts	108,616	(561,086)
Realized gain on derivative contracts	—	(256,576)
Loss on early extinguishment of debt	—	17,237
Amortization of deferred financing, discounts on indebtedness and other deferred costs	34,355	35,325
Loss (gain) on disposal of equipment	(701)	3,153
Tax benefit from exercise of stock options	1,016	613
Changes in assets and liabilities, net of effects of acquisitions and dispositions	13,645	(293,563)
Net cash provided by operating activities	114,183	9,717

Cash flows from investing activities:
Capital expenditures	(424,441)	(552,063)
Proceeds from sale of equipment	11,577	1,377
Decrease in investment securities and other investments	3,168	196
Additions to intangible assets	(112)	(329)
Decrease (increase) in investments in affiliates, net	447,273	(18,260)
Net cash provided by (used in) investing activities	37,465	(569,079)

Cash flows from financing activities:
Proceeds from bank debt	840,625	980,008
Repayment of bank debt	(1,178,350)	(204,419)
Issuance of common stock	1,674	2,218
Issuance of preferred stock	75,000	—
Net proceeds from (repayment of) collateralized indebtedness	330,728	(54,813)
Payments on capital lease obligations and other debt	(8,099)	(14,588)
Additions to deferred financing and other costs	(5,538)	(7,927)
Net cash provided by financing activities	56,040	700,479

Net increase in cash and cash equivalents from continuing operations	207,688	141,117

Net effect of discontinued operations on cash and cash equivalents	(40,600)	(24,197)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$293,028	$224,910

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

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$(4,249)	$(8,109)	$(11,470)	$(15,258)
Launch and marketing support	(2,680)	(454)	(5,261)	77
Other expenses	—	(3,267)	(62)	(2,850)
Effect of adjustments on equity in net loss of affiliates	(107)	—	(256)	(27)
Minority interest, including effect of adjustments	635	1,813	1,743	3,958
Gain on investments	—	—	(10,044)	—
Income tax expense	2,688	10,340	10,731	8,413
Increase (decrease) in income from continuing operations	$(3,713)	$323	$(14,619)	$(5,687)

Decrease in operating income	$(6,929)	$(11,830)	$(16,793)	$(18,031)

The following table sets forth selected consolidated balance sheet data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
ASSETS

Cash and cash equivalents	$293,028	$293,028	$125,940	$125,940
Accounts receivable trade	301,223	301,223	286,335	286,335
Notes and other receivables, current	64,422	64,422	78,010	78,010
Inventory, prepaid expenses and other current assets	67,763	71,529	65,102	75,659
Feature film inventory, net	70,734	70,734	66,617	66,617
Assets held for sale	—	—	66,733	66,733
Advances to affiliates	61,902	61,902	178,491	178,491
Total current assets	859,072	862,838	867,228	877,785

Property, plant and equipment, net	4,616,844	4,617,402	4,666,307	4,666,981
Investments in affiliates	53,407	53,474	59,726	60,049
Investment securities	23	23	310,336	330,456
Investment securities pledged as collateral	1,152,038	1,152,038	662,274	662,274
Other investments	2,965	2,965	17,514	7,438
Notes and other receivables	88,095	88,095	96,945	96,945
Derivative contracts	642,972	642,972	705,020	705,020
Other assets	45,532	45,532	46,276	46,276
Long-term feature film inventory, net	213,746	213,746	232,221	232,221
Deferred carriage fees, net	125,942	125,942	139,578	139,578
Franchises, net	735,489	735,489	732,401	732,401
Affiliation, broadcast and other agreements, net	266,959	266,959	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,554,449	1,554,745	1,556,573	1,556,868
Deferred financing, acquisition and other costs, net	91,736	91,736	100,101	100,101
	$10,449,269	$10,453,956	$10,488,253	$10,510,146

	June 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$328,565	$329,768	$438,449	$439,158
Accrued liabilities	776,629	801,389	863,926	879,978
Accounts payable to affiliates	15,589	15,589	17,772	17,772
Deferred revenue, current	59,210	59,210	113,402	113,402
Feature film and contract obligations	67,777	67,777	72,310	72,310
Liabilities held for sale	—	—	85,625	85,625
Liabilities under derivative contracts	41,286	41,286	1,395	1,395
Current portion of bank debt	11,893	11,893	5,768	5,768
Current portion of capital lease obligations	14,803	14,803	14,977	14,977
Total current liabilities	1,315,752	1,341,715	1,613,624	1,630,385

Feature film and contract obligations, long-term	194,996	194,996	229,431	229,431
Deferred revenue	16,361	16,361	17,479	17,479
Deferred tax liability	341,760	332,016	176,655	177,642
Liabilities under derivative contracts	111,626	111,626	104,949	104,949
Other long-term liabilities	222,142	222,810	225,519	225,519
Bank debt, long-term	1,736,150	1,736,150	2,080,000	2,080,000
Collateralized indebtedness	1,590,782	1,590,782	1,234,106	1,234,106
Senior notes and debentures	3,692,236	3,692,236	3,691,772	3,691,772
Subordinated notes and debentures	599,165	599,165	599,128	599,128
Capital lease obligations, long-term	68,494	68,494	71,231	71,231
Total liabilities	9,889,464	9,906,351	10,043,894	10,061,642

Minority interests	636,960	637,908	623,897	626,571

Preferred Stock of CSC Holdings, Inc.	1,622,343	1,622,343	1,544,294	1,544,294

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock	—	—	—	—
CNYG Class A Common Stock	2,413	2,413	2,347	2,347
CNYG Class B Common Stock	672	672	672	672
RMG Class A Common Stock	—	—	—	—
RMG Class B Common Stock	—	—	—	—
Paid-in capital	1,110,517	1,110,517	1,107,893	1,107,893
Accumulated deficit	(2,451,560)	(2,464,708)	(2,473,204)	(2,471,733)
	(1,337,958)	(1,351,106)	(1,362,292)	(1,360,821)

Treasury stock, at cost	(359,750)	(359,750)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)	(1,790)	(1,790)
Total stockholders’ deficiency	(1,699,498)	(1,712,646)	(1,723,832)	(1,722,361)
	$10,449,269	$10,453,956	$10,488,253	$10,510,146

The following table sets forth selected consolidated statements of operations data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$973,269	$973,147	$900,197	$900,168

Operating expenses:
Technical and operating	406,495	410,795	344,493	347,510
Selling, general and administrative	279,512	281,961	229,999	238,709
Restructuring charges	7,883	7,883	4,465	4,465
Depreciation and amortization	246,340	246,398	218,641	218,715
	940,230	947,037	797,598	809,399
Operating income	33,039	26,110	102,599	90,769

Other income (expense):
Interest expense	(134,509)	(134,509)	(131,573)	(131,573)
Interest income	4,699	4,699	10,682	10,682
Equity in net income (loss) of affiliates	448,988	448,881	(12,543)	(12,543)
Write-off of deferred financing costs	—	—	—	—
Gain (loss) on investments, net	150,663	150,663	(507,151)	(507,151)
Gain (loss) on derivative contracts, net	(115,543)	(115,543)	522,536	522,536
Loss on early extinguishment of debt	—	—	(17,237)	(17,237)
Minority interests	(57,790)	(57,155)	(70,688)	(68,875)
Miscellaneous, net	(853)	(853)	(294)	(294)
	295,655	296,183	(206,268)	(204,455)
Income (loss) from continuing operations before income taxes	328,694	322,293	(103,669)	(113,686)
Income tax (expense) benefit	(164,870)	(162,182)	15,992	26,332

Income (loss) from continuing operations	163,824	160,111	(87,677)	(87,354)
Loss from discontinued operations, net of taxes	(1,764)	(1,764)	(10,476)	(10,548)

Net income (loss)	$162,060	$158,347	$(98,153)	$(97,902)

Basic net income (loss) per share:

Income (loss) from continuing operations	$0.57	$0.56	$(0.30)	$(0.30)

Loss from discontinued operations, net of taxes	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Net income (loss)	$0.57	$0.55	$(0.34)	$(0.34)

Weighted average common shares (in thousands)	286,650	286,650	289,314	289,314

Diluted net income (loss) per share:

Income (loss) from continuing operations	$0.56	$0.55	$(0.30)	$(0.30)

Loss from discontinued operations	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Net income (loss)	$0.56	$0.54	$(0.34)	$(0.34)

Weighted average common shares (in thousands)	294,492	294,492	289,314	289,314

The following table sets forth selected consolidated statements of operations data for the Company, giving effect to the restatement to reflect the expenses, in the appropriate period, showing previously reported amounts and restated amounts for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$1,974,006	$1,974,098	$1,830,642	$1,830,574

Operating expenses:
Technical and operating	860,729	871,025	793,478	800,321
Selling, general and administrative	532,415	538,888	472,224	483,196
Restructuring charges	3,419	3,419	4,465	4,465
Depreciation and amortization	501,713	501,829	423,418	423,566
	1,898,276	1,915,161	1,693,585	1,711,548
Operating income	75,730	58,937	137,057	119,026

Other income (expense):
Interest expense	(263,903)	(263,903)	(253,586)	(253,586)
Interest income	10,263	10,263	14,571	14,571
Equity in net income (loss) of affiliates	440,954	440,698	(22,245)	(22,272)
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	168,092	158,048	(925,601)	(925,601)
Gain (loss) on derivative contracts, net	(126,251)	(126,251)	818,075	818,075
Loss on early extinguishment of debt	—	—	(17,237)	(17,237)
Minority interests	(114,439)	(112,696)	(114,601)	(110,643)
Miscellaneous, net	(3,398)	(3,398)	(5,001)	(5,001)
	111,318	102,761	(506,245)	(502,314)
Income (loss) from continuing operations before income taxes	187,048	161,698	(369,188)	(383,288)
Income tax (expense) benefit	(143,696)	(132,965)	44,045	52,458
Income (loss) from continuing operations	43,352	28,733	(325,143)	(330,830)
Loss from discontinued operations)	(21,708)	(21,708)	(22,640)	(22,964)

Net income (loss)	$21,644	$7,025	$(347,783)	$(353,794)

Basic net income (loss) per share:

Income (loss) from continuing operations	$0.15	$0.10	$(1.13)	$(1.15)

Loss from discontinued operations, net of taxes	$(0.08)	$(0.08)	$(0.08)	$(0.08)

Net income (loss)	$0.08	$0.02	$(1.20)	$(1.23)

Weighted average common shares (in thousands)	284,210	284,210	288,794	288,794

Diluted net income (loss) per share:

Income (loss) from continuing operations	$0.15	$0.10	$(1.13)	$(1.15)

Loss from discontinued operations	$(0.08)	$(0.08)	$(0.08)	$(0.08)

Net income (loss)	$0.08	$0.02	$(1.20)	$(1.23)

Weighted average common shares (in thousands)	284,210	284,210	288,794	288,794

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

NOTE 2.                                                 RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2003 and 2002 presented in this Form 10-Q/A are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 3.                                                 COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three and six months ended June 30, 2003 amounted to $158,347 and $7,025, respectively.  Comprehensive loss for the three and six months ended June 30, 2002 amounted to $97,902 and $353,794, respectively.

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

A reconciliation of the numerator and denominator of the basic and diluted net income per share calculation for the three months ended June 30, 2003 follows:

	Net Income (Numerator)	Shares (Denominator)
	(in thousands)

Basic net income	$158,347	286,650

Effect of dilution:
Stock options	—	2,327
Series A Exchangeable Participating Preferred Shares	1,904	5,515

Diluted net income	$160,251	294,492

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

During the six months ended June 30, 2003 and 2002, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$5,188	$16,746
Issuance of Cablevision common stock in exchange for a portion of NBC’s interest in Rainbow Media Holdings, Inc.	—	98,514

Supplemental Data:
Cash interest paid – continuing operations	225,477	245,630
Cash interest paid – discontinued operations	525	2,691
Income taxes paid (refunded), net	4,274	(23,289)

NOTE 6.                                                 STOCK OPTION PLAN

The Company applies APB 25 and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss):
Net income (loss), as reported	$158,347	$(97,902)	$7,025	$(353,794)
Stock-based employee compensation expense determined under fair value based method, net of taxes	(347)	(12,140)	(5,981)	(21,660)
Pro forma net income (loss)	$158,000	$(110,042)	$1,044	$(375,454)

Basic net income (loss) per common share:
As reported	$0.55	$(0.34)	$0.02	$(1.23)
Pro forma	$0.55	$(0.38)	$—	$(1.30)

Diluted net income (loss) per common share:
As reported	$0.54	$(0.34)	$0.02	$(1.23)
Pro forma	$0.54	$(0.38)	$—	$(1.30)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model.  The following assumptions were used in calculating the fair values of options granted in 2003 and 2002:

	2003	2002
CNYG Common Stock:
Risk –free interest rate	2.3%	3.3%
Volatility	59.7%	63.5%
Dividend Yield	0%	0%
Average fair value	$10.86	$15.93

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

NOTE 7.                                                 TRANSACTIONS

In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% interest in each of American Movie Classics Company (“AMC”), The Independent Film Channel and WE: Women’s Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library.  The $500,000 purchase price consists of $250,000 in cash and a $250,000 note issued by Cablevision and payable five months after closing in cash or, at Cablevision ‘s election, shares of Cablevision NY Group Class A common stock.  The $250,000 note requires monthly principal payments of $2.5 million in cash.

In June 2003, Cablevision announced a plan to pursue the spin-off of all of its ownership interest in the Company’s satellite service, together with its Clearview Cinemas theatre chain.  The transaction would be structured as a tax-free pro rata spin-off to Cablevision’s stockholders, and is expected to be completed by year-end 2003.  The spin-off is expected to include a $450,000 contribution from the Company to help fund the new entity.  As a result of the proposed spin-off, the Company is no longer pursuing a sale of Clearview Cinemas.  The results of operations of Clearview Cinemas have, therefore, been included in continuing operations for all periods presented.

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

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  As of June 30, 2003, the Company recorded losses aggregating $15,886, net of taxes, in connection with this transaction.

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

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $15,886, are summarized as follows:

	Retail Electronics
	Three Months	Six Months
	Ended June 30, 2003
Revenues, net	$—	$30,842

Loss before income taxes	$(3,039)	$(19,362)
Income tax benefit (expense)	1,275	(2,346)
Net loss	$(1,764)	$(21,708)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Retail Electronics	Bravo	Total	Retail Electronics	Bravo	Total
Revenues, net	$131,447	$33,912	$165,359	$269,725	$67,359	$337,084

Income (loss) before income taxes	$(25,107)	$10,232	$(14,875)	$(51,215)	$16,789	$(34,426)
Income tax benefit (expense)	10,545	(6,218)	4,327	21,510	(10,048)	11,462
Net income (loss)	$(14,562)	$4,014	$(10,548)	$(29,705)	$6,741	$(22,964)

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

NOTE 13.                                          INCOME TAXES

The income tax expense attributable to continuing operations for the six months ended June 30, 2003 of $132,965 differs from the income tax expense derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Exchangeable Participating Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

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

At June 30, 2003, approximately $25,137 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 15.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	418,707	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	115,680	115,680
	695,722	691,660

Accumulated amortization
Franchises	2,182	1,208
Affiliation agreements	212,065	190,809
Broadcast rights	54,134	49,920
Player contracts	41,061	37,737
Other intangibles	25,419	21,690
	334,861	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over fair value of net assets acquired	1,464,484	1,462,878
	2,196,332	2,194,726

Total intangibles	$2,557,193	$2,585,022

Aggregate amortization expense
Six months ended June 30, 2003 and year ended December 31, 2002	$31,891	$56,020

Estimated amortization expense
Year ending December 31, 2003		$60,415
Year ending December 31, 2004		49,103
Year ending December 31, 2005		36,604
Year ending December 31, 2006		33,041
Year ending December 31, 2007		31,190

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net from continuing operations

Telecommunications Services	$665,019	$603,450	$1,298,823	$1,196,510
Rainbow	188,395	152,802	365,219	304,681
Madison Square Garden	133,194	153,804	341,600	360,901
All other	22,158	22,221	40,745	41,490
Intersegment eliminations	(35,619)	(32,109)	(72,289)	(73,008)
Total	$973,147	$900,168	$1,974,098	$1,830,574

Adjusted operating cash flow from continuing operations

Telecommunications Services	$256,280	$234,461	$499,169	$453,976
Rainbow	36,521	10,410	69,575	12,147
Madison Square Garden	9,152	50,264	23,305	59,524
All Other	(8,353)	(20,009)	(7,672)	(35,427)
Total	$293,600	$275,126	$584,377	$490,220

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net from continuing operations

Total revenue for reportable segments	$986,608	$910,056	$2,005,642	$1,862,092
Other revenue and intersegment eliminations	(13,461)	(9,888)	(31,544)	(31,518)
Total consolidated revenue	$973,147	$900,168	$1,974,098	$1,830,574

Adjusted operating cash flow to income (loss) from continuing operations before income taxes

Total adjusted operating cash flow for reportable segments	$301,953	$295,135	$592,049	$525,647
Other adjusted operating cash flow	(8,353)	(20,009)	(7,672)	(35,427)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(246,398)	(218,715)	(501,829)	(423,566)
Stock plan income (expense)	(13,209)	38,823	(20,192)	56,837
Restructuring charges	(7,883)	(4,465)	(3,419)	(4,465)
Interest expense	(134,509)	(131,573)	(263,903)	(253,586)
Interest income	4,699	10,682	10,263	14,571
Equity in net income (loss) of affiliates	448,881	(12,543)	440,698	(22,272)
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	150,663	(507,151)	158,048	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	522,536	(126,251)	818,075
Loss on early extinguishment of debt	—	(17,237)	—	(17,237)
Minority interests	(57,155)	(68,875)	(112,696)	(110,643)
Miscellaneous, net	(853)	(294)	(3,398)	(5,001)
Income (loss) from continuing operations before income taxes	$322,293	$(113,686)	$161,698	$(383,288)

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

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2003		2002		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
	(dollars in thousands)
Revenues, net	$973,147	100%	$900,168	100%	$72,979

Operating expenses:
Technical and operating	410,795	42	347,510	39	(63,285)
Selling, general and administrative	281,961	29	238,709	27	(43,252)
Restructuring charges	7,883	1	4,465	—	(3,418)
Depreciation and amortization	246,398	25	218,715	24	(27,683)
Operating income	26,110	3	90,769	10	(64,659)
Other income (expense):
Interest expense, net	(129,810)	(13)	(120,891)	(13)	(8,919)
Equity in net income (loss) of affiliates	448,881	46	(12,543)	(1)	461,424
Gain (loss) on investments, net	150,663	15	(507,151)	(56)	657,814
Gain (loss) on derivative contracts, net	(115,543)	(12)	522,536	58	(638,079)
Loss on early extinguishment of debt	—	—	(17,237)	(2)	17,237
Minority interests	(57,155)	(6)	(68,875)	(8)	11,720
Miscellaneous, net	(853)	—	(294)	—	(559)
Income (loss) from continuing operations before taxes	322,293	33	(113,686)	(13)	435,979
Income tax (expense) benefit	(162,182)	(17)	26,332	3	(188,514)
Income (loss) from continuing operations	160,111	16	(87,354)	(10)	247,465
Loss from discontinued operations, net of taxes	(1,764)	—	(10,548)	(1)	8,784
Net income (loss)	$158,347	16%	$(97,902)	(11)%	$256,249

	Six Months Ended June 30,
	2003		2002		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
	(dollars in thousands)
Revenues, net	$1,974,098	100%	$1,830,574	100%	$143,524

Operating expenses:
Technical and operating	871,025	44	800,321	44	(70,704)
Selling, general and administrative	538,888	27	483,196	26	(55,692)
Restructuring charges	3,419	—	4,465	—	1,046
Depreciation and amortization	501,829	25	423,566	23	(78,263)
Operating income	58,937	3	119,026	7	(60,089)
Other income (expense):
Interest expense, net	(253,640)	(13)	(239,015)	(13)	(14,625)
Equity in net income (loss) of affiliates	440,698	22	(22,272)	(1)	462,970
Write-off of deferred financing costs	—	—	(620)	—	620
Gain (loss) on investments, net	158,048	8	(925,601)	(51)	1,083,649
Gain (loss) on derivative contracts, net	(126,251)	(6)	818,075	45	(944,326)
Loss on early extinguishment of debt	—	—	(17,237)	(1)	17,237
Minority interests	(112,696)	(6)	(110,643)	(6)	(2,053)
Miscellaneous, net	(3,398)	—	(5,001)	—	1,603
Income (loss) from continuing operations before taxes	161,698	8	(383,288)	(21)	544,986
Income tax (expense) benefit	(132,965)	(7)	52,458	3	(185,423)
Income (loss) from continuing operations	28,733	1	(330,830)	(18)	359,563
Loss from discontinued operations, net of taxes	(21,708)	(1)	(22,964)	(1)	1,256
Net income (loss)	$7,025	—%	$(353,794)	(19)%	$360,819

Comparison of Three and Six Months Ended June 30, 2003 Versus Three and Six Months Ended June 30, 2002

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the three and six months ended June 30, 2003 increased $73.0 million (8%) and $143.5 million (8%) as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2003
	(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$46.5	$83.1
Increased revenue in Rainbow Media Holdings’ programming services, excluding those of Madison Square Garden	35.6	60.5
Higher revenue per cable television subscriber	20.4	34.4
Decrease in Madison Square Garden’s revenue	(20.6)	(19.3)
Other net decreases	(8.9)	(15.2)
	$73.0	$143.5

Technical and operating expenses for the three and six months ended June 30, 2003 increased $63.3 million (18%) and $70.7 million (9%) compared to the same periods in 2002.  The net increases include increased costs at MSG (see MSG discussion below) and increased costs directly associated with the growth in revenues referred to above.  As a percentage of revenues, technical and operating expenses increased 3% for the three months ended and remained constant for the six months ended, respectively, as compared to the 2002 periods.

Selling, general and administrative expenses increased $43.3 million (18%) and $55.7 million (12%) for the three and six months ended June 30, 2003 as compared to the same periods in 2002.  The net increases for 2003 were comprised of increases of $52.0 million and $77.0 million, respectively, in expenses related to the Company’s stock plan and $4.3 million and $3.7 million related to a long-term incentive plan.  These increases were partially offset by decreases of approximately $8.6 million and $19.8 million due to reductions in management bonuses and $4.4 million and $5.2 million resulting primarily from lower sales and marketing costs.  As a percentage of revenues, selling, general and administrative expenses increased 2% and 1%, respectively, during the 2003 periods as compared to the 2002 periods.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 3% and 4%, respectively, during each of the 2003 periods as compared to the same periods in 2002.

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

Equity in net incomes of affiliates amounted to $448.9 million and $440.7 million for the three and six months ended June 30, 2003, respectively, compared to equity in net loss of affiliates of $12.5 million and $22.3 million for the same periods in 2002.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.  The 2003 amounts include $442.8 million and $434.6 million, respectively, representing our equity in the net income of Northcoast Communications, LLC which resulted primarily from Northcoast Communications’ sale of certain of its personal communication services licenses to Verizon Wireless.

Write-off of deferred financing costs of $0.6 million for the six months ended June 30, 2002 consisted of costs written off in connection with amendments to, or termination of, the Company’s credit agreements.

Gain (loss) on investments, net for the three and six months ended June 30, 2003 and 2002 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Increase (decrease) in the fair value of AT&T, AT&T Wireless, Inc., Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$152.0	$(506.9)	$159.4	$(925.4)
Loss on various other investments	(1.3)	(0.3)	(1.3)	(0.2)
	$150.7	$(507.2)	$158.1	$(925.6)

Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2003 and 2002 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Unrealized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$(113.1)	$330.5	$(104.5)	$510.1
Realized gain on prepaid forward contracts relating to Adelphia Communications	—	134.5	—	256.6
Unrealized loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	(10.5)	—	(37.8)	—
Unrealized and realized net gains on interest rate swap contracts	8.1	57.5	16.0	51.4
	$(115.5)	$522.5	$(126.3)	$818.1

Minority interests for the three and six months ended June 30, 2003 and 2002 include CSC Holdings’ preferred stock dividend requirements; Fox Sports Networks’ 40% share of the net income or loss of Regional Programming Partners; Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% share of the net income or loss of AMC, Bravo (in the 2002 periods), The Independent Film Channel and WE: Women’s Entertainment.  The 2002 amounts also include NBC’s share of the net income (loss) of Rainbow Media Holdings.

Net miscellaneous expense amounted to $0.9 million and $3.4 million for the three and six months ended June 30, 2003 compared to $0.3 million and $5.0 million for the comparable periods in 2002.

Income tax expense attributable to continuing operations was $162.2 million and $133.0 million for the three and six months ended June 30, 2003, respectively, compared to income tax benefit of $26.3 million and $52.5 million for the three and six months ended June 30, 2002.  The income tax expense in the 2003 periods resulted primarily from pretax income, increased by the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Exchangeable Participating Preferred Stock of CSC Holdings and an adjustment to the deferred tax rate in the three month period ended March 31, 2003.  The income tax benefit in the 2002 periods resulted from a pre-tax loss, including a decrease in the valuation allowance of $9.9 million in the three month period ended June 30, 2002, and offset by an increase in the valuation allowance of $74.2 million in the six month period ended June 30, 2002.

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

	Three Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$665,019	100%	$603,450	100%
Technical and operating expenses	256,970	39	232,794	39
Selling, general and administrative expenses	159,427	24	115,170	19
Restructuring charges	1,538	—	2,905	—
Depreciation and amortization	176,097	26	148,588	25
Operating income	$70,987	11%	$103,993	17%

	Six Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$1,298,823	100%	$1,196,510	100%
Technical and operating expenses	502,058	39	466,281	39
Selling, general and administrative expenses	308,926	24	243,940	20
Restructuring charges	1,525	—	2,905	—
Depreciation and amortization	358,697	28	282,398	24
Operating income	$127,617	10%	$200,986	17%

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

Technical and operating expenses for the three and six months ended June 30, 2003 increased $24.2 million (10%) and $35.8 million (8%) compared to the same periods in 2002.  The increases resulted primarily from increased costs directly associated with the growth in revenues referred to above.  As a percentage of revenues, technical and operating expenses remained constant during both the three months and six months ended June 30, 2003 as compared to the same periods in 2002.

Selling, general and administrative expenses increased $44.3 million (38%) and $65.0 million (27%) for the three and six months ended June 30, 2003 as compared to the same periods in 2002.  The net increases for 2003 were comprised of increases of $28.7 million and $43.6 million attributable to a stock plan, increases of approximately $16.9 million and $27.6 million primarily attributable to higher sales and marketing and customer service costs in the six month period and higher sales and marketing costs in the three month period and increases of $1.0 million and $0.8 million attributable to higher expenses relating to a long-term incentive plan.  These increases were partially offset by decreases of approximately $2.3 million and $7.0 million due to reductions in management bonuses.  As a percentage of revenues, selling, general and administrative expenses increased 5% for the three months ended June 30, 2003 and 4% for the six months ended June 30, 2003 as compared to the same periods in 2002.  Excluding the effects of the stock plan, as a percentage of revenues, such costs remained constant for both the three and the six months ended June 30, 2003 as compared to the same periods in 2002.

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

	Three Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$188,395	100%	$152,802	100%
Technical and operating expenses	76,699	41	72,477	47
Selling, general and administrative expenses	74,951	40	59,447	39
Restructuring charges	197	—	—	—
Depreciation and amortization	20,834	11	15,998	10
Operating income	$15,714	8%	$4,880	3%

	Six Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$365,219	100%	$304,681	100%
Technical and operating expenses	152,155	42	152,465	50
Selling, general and administrative expenses	143,603	39	124,780	41
Restructuring charges	213	—	—	—
Depreciation and amortization	41,620	11	31,891	10
Operating income	$27,628	8%	$(4,455)	(1)%

Revenues for the three and six months ended June 30, 2003 increased $35.6 million (23%) and $60.5 million (20%), respectively, as compared to revenues for the same periods in 2002.  Increases of approximately $20.8 million and $34.6 million, respectively, were attributed primarily to growth in programming network subscribers and rate increases and increases of approximately $14.8 million and $25.9 million, respectively, were due to higher advertising revenues.

Technical and operating expenses for the three months ended June 30, 2003 increased $4.2 million (6%) and decreased $0.3 million for the six months ended June 30, 2003, compared to the same periods in 2002.  The increases were primarily associated with the net increases in revenue discussed above.  As a percentage of revenues, technical and operating expenses decreased 6% and 8% for the three and six months ended June 30, 2003 as compared to the same periods in 2002.

Selling, general and administrative expenses increased $15.5 million (26%) and $18.8 million (15%) for the three and six months ended June 30, 2003 as compared to the same periods in 2002.  The net increase in the three month period ended June 30, 2003 was comprised of an increase of $13.4 million in charges related to a stock plan and a long-term incentive plan and an increase of $2.1 million in sales, marketing, advertising and other costs.  The net increase in the six month period ended June 30, 2003 was comprised of an increase of $20.0 million in charges related to a stock plan and a long-term incentive plan, partially offset by a decrease of $1.2 million in sales, marketing, advertising and other costs.  As a percentage of revenues, selling, general and administrative expenses increased 1% for the three months ended June 30, 2003 and decreased 2% for the six months ended June 30, 2003 as compared to the same periods in 2002.  Excluding the effects of the stock plan, such expenses decreased 7% and 8%, respectively, as a percentage of revenue for the three and six months ended June 30, 2003 as compared to the same periods in 2002.

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

	Three Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$133,194	100%	$153,804	100%
Technical and operating expenses	93,528	70	68,084	44
Selling, general and administrative expenses	32,649	25	29,933	19
Restructuring charges	3,696	3	550	—
Depreciation and amortization	12,576	9	14,411	9
Operating income (loss)	$(9,255)	(7)%	$40,826	27%

	Six Months Ended June 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$341,600	100%	$360,901	100%
Technical and operating expenses	252,789	74	230,421	64
Selling, general and administrative expenses	69,023	20	63,947	18
Restructuring charges	3,696	1	550	—
Depreciation and amortization	27,195	8	28,701	8
Operating income (loss)	$(11,103)	(3)%	$37,282	10%

Revenues for the three and six months ended June 30, 2003 decreased $20.6 million (13%) and $19.3 million (5%), respectively, as compared to revenues for the comparable periods in 2002.  These declines were largely attributable to lower revenues at MSG Networks which resulted from lower affiliate fees, primarily due to lower subscriber volume and rate reductions reflecting a lower level of sports programming and a decline in advertising revenues.  In addition, lower revenues in the three and six month periods reflect a decline in Knicks revenues as a result of the team’s share of lower league-wide television revenue and lower average Knicks paid attendance, as well as fewer events at Madison Square Garden and Radio City Music Hall.  These unfavorable results in the six month period were partially offset by an award show which took place in the Arena at Madison Square Garden in the first quarter of 2003 with no comparable event in 2002.  Results for the six months ended June 30, 2003, as compared to the same 2002 period, were also favorably impacted by January 2003 performances of the Company’s Christmas Spectacular show at Radio City Music Hall whereas performances were canceled in January 2002 as a result of a decline in New York City tourism following the September 11th events.

Technical and operating expenses for the three and six months ended June 30, 2003 increased $25.4 million (37%) and $22.4 million (10%), respectively, over the same 2002 periods.  These increases were driven primarily by the net impact of adjustments to Knicks’ luxury tax accruals made in the first quarter of 2003 and the second quarter of 2002 arising from determinations made by the National Basketball Association (“NBA”).  Excluding the impact of these luxury tax adjustments, technical and operating expenses for the three and six months ended June 30, 2003 decreased approximately $3.0 million and increased approximately $7.0 million, respectively, as compared to the same 2002 periods.  The results for both the three and six month periods, reflect the unfavorable impact of higher team compensation and a provision for anticipated luxury tax relating to the active roster for the Knicks 2002/2003 season.  Technical and operating expenses for the six month period ended June 30, 2003, as compared to the same 2002 period, were also unfavorably impacted by an increase in costs associated with the award show which took place in the Arena at Madison Square Garden and January 2003 performances of the Company’s Christmas Spectacular show at Radio City Music Hall in the first quarter of 2003 with no comparable events in 2002.  A decrease in costs directly associated with fewer events at Madison Square Garden and Radio City Music Hall and the absence of theatrical production development costs recorded in the second quarter of 2002 offset the unfavorable impact of the items discussed above for the three month period ended June 30, 2003 and partially offset the impact of the unfavorable items discussed above for the six month period ended June 30, 2003.

Selling, general and administrative expenses for the three and six months ended June 30, 2003 increased $2.7 million (9%) and $5.1 million (8%) as compared to the same 2002 periods.  The increase is due to a $7.7 million and $10.5 million increase in Madison Square Garden’s proportionate share of expense related to Cablevision’s employee stock plan for the three and six months ended June 30, 2003, respectively. Partially offsetting these unfavorable results were lower provisions for bonuses and sales commissions.

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

Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $114.2 million for the six months ended June 30, 2003 compared to $9.7 million for the six months ended June 30, 2002.  The 2003 net cash provided by operating activities consisted primarily of a net increase in cash of $100.6 million resulting from net income before depreciation, amortization and other non-cash items and a net increase in cash of $13.6 million resulting from changes in assets and liabilities.

The 2002 net cash provided by operating activities consisted primarily of a net increase in cash of $303.3 million resulting from net income before depreciation, amortization and other non-cash items, partially offset by a decrease in cash resulting from changes in assets and liabilities of $293.6 million.

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

In 2002, the Company’s financing activities consisted primarily of net bank debt proceeds of $775.6 million, partially offset by net repayments of collateralized indebtedness of $54.8 million and other net cash payments of $20.3 million.

Discontinued Operations

Net cash used in discontinued operations amounted to $40.6 million for the six months ended June 30, 2003 compared to $24.2 million for the six months ended June 30, 2002.

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

Recent Events

Repurchase of MGM’s 20% Interest in Rainbow National Services

In July 2003, we repurchased MGM’s 20% interest in each of AMC, The Independent Film Channel and WE: Women’s Entertainment for an aggregate price of $500 million, comprised of $250 million in cash paid at closing and a $250 million promissory note issued by Cablevision due in December 2003.  The purchase was effected by certain unrestricted subsidiaries of CSC Holdings with advances from AMC and Rainbow Media Holdings from cash and available bank borrowings.  Payment of the $250 million note at maturity may be in cash or Cablevision NY Group Class A common stock, at our election.  If repaid in cash, we currently expect to repay the note with proceeds from new borrowing arrangements at Rainbow Media Holdings or at such unrestricted subsidiaries of CSC Holdings; however, no assurances as to our ability to raise such financing on terms acceptable to us or at all, can be provided.

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

The Restricted Group’s plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as digital video services and Voice Over Internet Protocol service create a net funding requirement.  In addition, we expect that the Restricted Group will fund certain expenditures relating to the construction and launch in 2003 of a direct broadcast satellite and related infrastructure, expected to total $80.0 million in 2003, as well as an additional $114.0 million in funding to ready the satellite for the currently expected launch of commercial service in October 2003, including the development of programming content.  In addition, in June 2003, we announced that we would pursue a plan to spin off the satellite service (other than the rights to the New York area market) along with our Clearview Cinemas chain in a tax-free pro-rata distribution to shareholders.  The plan includes a contribution of $450 million to help fund the new entity.  We currently expect that the net funding and investment requirements for Rainbow DBS, including the $450 million contribution at the time of spin-off, will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these, as well as its other requirements for the next twelve months.  The completion of the spin off plan is contingent upon certain IRS and other regulatory approvals and final Cablevision board of directors approval and no assurances can be provided when or if these approvals will be obtained.

Any significant additional investments or funding requirements of the Restricted Group, including the cash payment by the Restricted Group of the MGM note, if so elected, may require additional funding.  The status of the Wilmer, Cutler & Pickering investigation and the inability of the Company’s independent accountants to complete their SAS 100 review of the Company’s quarterly financial statements may affect the Company’s flexibility in obtaining such additional financing in the public capital markets.

The Restricted Group’s future access to the public debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investor Services and Standard & Poor’s.  In July 2003, Moody’s Investor Services placed the Company’s credit ratings on negative outlook and Standard & Poor’s placed the Company’s credit ratings on credit watch with negative implications.  Any downgrades by either rating agency would increase the Restricted Group’s interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

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

Currently AMC, The Independent Film Channel and WE partnerships generate net free cash flow; however, certain of Rainbow Media Holdings’ operations, including regional news and the developmental activities of certain of Rainbow Media Holdings’ businesses, including projected investments in new programming content and services such as the video on demand programming services being developed, including the Mag Rack service, require funding.  Such funding may be obtained through cash generated from other Rainbow Media Holdings operations or through borrowings under the Rainbow Media Holdings credit facility.  We believe we have sufficient availability from cash from operations and committed credit facilities to fund Rainbow Media Holdings’ cash requirements for the next twelve months.

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

We believe that for the next twelve months, internally generated funds and funds available under Madison Square Garden’s existing credit facility will be sufficient to meet its projected funding requirements; however, depending on potential sports players and rights transactions, levels of capital expenditures and cash flow from operations, Madison Square Garden may need to obtain an amendment to existing financial covenants under its bank credit facility, or, if such amendment could not be obtained, reduce discretionary spending and capital expenditures, and/or seek funding from its partners.  In addition, there can be no assurance that a refinancing of this facility at maturity could be obtained on acceptable terms or at all.

Commitments and Contingencies

Restricted Group

The Restricted Group’s letters of credit outstanding as of June 30, 2003 totaled $50.4 million, a decrease of $12.2 million from the amount reported in our Annual Report on Form 10-K as of December 31, 2002.  The decrease is primarily attributable to a reduction in the letters of credit provided in support of Cablevision Electronics due to drawings under, and cancellations of, the letters of credit by the respective beneficiaries.

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

Fair Market Value of Equity Derivative Contracts

(dollars in thousands)

Unrealized Gains
Fair market value as of June 30, 2003	$600,560
Less: fair market value at December 31, 2002	705,020
Unrealized loss due to changes in prevailing market conditions, net	$(104,460)

Unrealized gain on underlying stock positions due to changes in prevailing market conditions, net	$159,376

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

In connection with the issuance of the Series A Exchangeable Participating Preferred Stock of CSC Holdings, we entered into an agreement with Quadrangle Capital Partners LP which grants Quadrangle the right to require us to purchase the preferred stock beginning in the third quarter of 2003 (“put option”) for cash or through the issuance of our common stock at our option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.  The change in the fair value of $37.8 million for the six months ended June 30, 2003 has been included in loss on derivative contracts in the accompanying consolidated statement of operations.

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

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(As Restated)

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$293,028	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $69,218 and $57,860)	301,223	286,335
Notes and other receivables, current	64,422	78,010
Inventory, prepaid expenses and other current assets	71,529	75,659
Feature film inventory, net	70,734	66,617
Assets held for sale	—	66,733
Advances to affiliates	132,341	178,491
Total current assets	933,277	877,785

Property, plant and equipment, net	4,617,402	4,666,981
Investments in affiliates	53,474	60,049
Investment securities	23	330,456
Investment securities pledged as collateral	1,152,038	662,274
Other investments	2,965	7,438
Notes and other receivables	88,095	96,945
Derivative contracts	642,972	705,020
Other assets	45,532	46,276
Long-term feature film inventory, net	213,746	232,221
Deferred carriage fees, net	125,942	139,578
Franchises, net of accumulated amortization of $2,182 and $1,208	735,489	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $307,260 and $278,466	266,959	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $20,572 and $18,448	1,554,745	1,556,868
Deferred financing, acquisition and other costs, net of accumulated amortization of $53,630 and $46,007	91,736	100,101
	$10,524,395	$10,510,146

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(As Restated)

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$329,768	$439,158
Accrued liabilities	801,179	879,769
Accounts payable to affiliates	15,589	70,659
Deferred revenue, current	59,210	113,402
Feature film and contract obligations	67,777	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	41,286	1,395
Current portion of bank debt	11,893	5,768
Current portion of capital lease obligations	14,803	14,977
Total current liabilities	1,341,505	1,683,063

Feature film and contract obligations, long-term	194,996	229,431
Deferred revenue	16,361	17,479
Deferred tax liability	333,513	177,642
Liabilities under derivative contracts	111,626	104,949
Other long-term liabilities	222,810	225,519
Bank debt, long-term	1,736,150	2,080,000
Collateralized indebtedness	1,590,782	1,234,106
Senior notes and debentures	3,692,236	3,691,772
Subordinated notes and debentures	599,165	599,128
Capital lease obligations, long-term	68,494	71,231
Total liabilities	9,907,638	10,114,320

Minority interests	637,908	626,571

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113

Series A Exchangeable Participating Preferred Stock	78,049	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,000,000 shares issued	50	50
Paid-in capital	862,945	740,493

Accumulated deficit	(2,504,699)	(2,513,792)
	(1,641,704)	(1,773,249)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholder’s deficiency	(1,643,494)	(1,775,039)
	$10,524,395	$10,510,146

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(As Restated)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net	$973,147	$900,168	$1,974,098	$1,830,574

Operating expenses:
Technical and operating	410,795	347,510	871,025	800,321
Selling, general and administrative	281,961	238,709	538,888	483,196
Restructuring charges	7,883	4,465	3,419	4,465
Depreciation and amortization	246,398	218,715	501,829	423,566
	947,037	809,399	1,915,161	1,711,548
Operating income	26,110	90,769	58,937	119,026
Other income (expense):
Interest expense	(134,509)	(131,573)	(263,903)	(253,586)
Interest income	7,763	10,682	13,828	14,571
Equity in net income (loss) of affiliates	448,881	(12,543)	440,698	(22,272)
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	150,663	(507,151)	158,048	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	522,536	(126,251)	818,075
Loss on early extinguishment of debt	—	(17,237)	—	(17,237)
Minority interests	(11,622)	(25,246)	(22,387)	(23,385)
Miscellaneous, net	(853)	(294)	(3,398)	(5,001)
	344,780	(160,826)	196,635	(415,056)

Income (loss) from continuing operations before income taxes and dividend requirements	370,890	(70,057)	255,572	(296,030)

Income tax (expense) benefit	(163,679)	26,332	(134,462)	52,458

Income (loss) from continuing operations before dividend requirements	207,211	(43,725)	121,110	(243,572)

Dividend requirements applicable to preferred stock	(45,533)	(43,629)	(90,309)	(87,258)

Income (loss) from continuing operations	161,678	(87,354)	30,801	(330,830)
Loss from discontinued operations, net of taxes (including loss of $15,886 on sale of the retail electronics business in the six months ended June 30, 2003)	(1,764)	(10,548)	(21,708)	(22,964)

Net income (loss) applicable to common shareholder	$159,914	$(97,902)	$9,093	$(353,794)

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(As Restated)

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations before dividend requirements	$121,110	$(243,572)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	501,829	423,566
Equity in net (income) loss of affiliates	(440,698)	22,272
Minority interests	22,387	23,385
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on investments, net	(158,048)	925,601
Unrealized loss (gain) on derivative contracts	108,616	(561,086)
Realized gain on derivative contracts	—	(256,576)
Loss on early extinguishment of debt	—	17,237
Amortization of deferred financing, discounts on indebtedness and other deferred costs	34,355	35,325
Loss (gain) on disposal of equipment	(701)	3,153
Tax benefit from exercise of stock options	1,016	613
Changes in assets and liabilities, net of effects of acquisitions and dispositions	41,815	(291,345)
Net cash provided by operating activities	231,681	99,193

Cash flows from investing activities:
Capital expenditures	(424,441)	(552,063)
Proceeds from sale of equipment	11,577	1,377
Decrease in investment securities and other investments	3,168	196
Additions to intangible assets	(112)	(329)
Decrease (increase) in investments in affiliates, net	447,273	(18,260)
Net cash provided by (used in) investing activities	37,465	(569,079)

Cash flows from financing activities:
Proceeds from bank debt	840,625	980,008
Repayment of bank debt	(1,178,350)	(204,419)
Net proceeds from (repayment of) collateralized indebtedness	330,728	(54,813)
Preferred stock dividends	(87,260)	(87,258)
Advances to Cablevision	(150,000)	—
Capital contribution from Cablevision	121,436	—
Payments on capital lease obligations and other debt	(8,099)	(14,588)
Additions to deferred financing and other costs	(5,538)	(7,927)
Issuance of preferred stock	75,000	—
Net cash provided by (used in) financing activities	(61,458)	611,003

Net increase in cash and cash equivalents from continuing operations	207,688	141,117

Net effect of discontinued operations on cash and cash equivalents	(40,600)	(24,197)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$293,028	$224,910

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

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$(4,249)	$(8,109)	$(11,470)	$(15,258)
Launch and marketing support	(2,680)	(454)	(5,261)	77
Other expenses	—	(3,267)	(62)	(2,850)
Effect of adjustments on equity in net loss of affiliates	(107)	—	(256)	(27)
Minority interest, including effect of adjustments	635	1,813	1,743	3,958
Gain on investments	—	—	(10,044)	—
Income tax expense	2,688	10,340	10,731	8,413
Increase (decrease) in income from continuing operations	$(3,713)	$323	$(14,619)	$(5,687)

Decrease in operating income	$(6,929)	$(11,830)	$(16,793)	$(18,031)

The following table sets forth selected consolidated balance sheet data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$293,028	$293,028	$125,940	$125,940
Accounts receivable trade	301,223	301,223	286,335	286,335
Notes and other receivables, current	64,422	64,422	78,010	78,010
Inventory, prepaid expenses and other current assets	67,763	71,529	65,102	75,659
Feature film inventory, net	70,734	70,734	66,617	66,617
Assets held for sale	—	—	66,733	66,733
Advances to affiliates	132,341	132,341	178,491	178,491
Total current assets	929,511	933,277	867,228	877,785

Property, plant and equipment, net	4,616,844	4,617,402	4,666,307	4,666,981
Investments in affiliates	53,407	53,474	59,726	60,049
Investment securities	23	23	310,336	330,456
Investment securities pledged as collateral	1,152,038	1,152,038	662,274	662,274
Other investments	2,965	2,965	17,514	7,438
Notes and other receivables	88,095	88,095	96,945	96,945
Derivative contracts	642,972	642,972	705,020	705,020
Other assets	45,532	45,532	46,276	46,276
Long-term feature film inventory, net	213,746	213,746	232,221	232,221
Deferred carriage fees, net	125,942	125,942	139,578	139,578
Franchises, net	735,489	735,489	732,401	732,401
Affiliation, broadcast and other agreements, net	266,959	266,959	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,554,449	1,554,745	1,556,573	1,556,868
Deferred financing, acquisition and other costs, net	91,736	91,736	100,101	100,101
	$10,519,708	$10,524,395	$10,488,253	$10,510,146

	June 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$328,565	$329,768	$438,449	$439,158
Accrued liabilities	776,419	801,179	863,717	879,769
Accounts payable to affiliates	15,589	15,589	70,659	70,659
Deferred revenue, current	59,210	59,210	113,402	113,402
Feature film and contract obligations	67,777	67,777	72,310	72,310
Liabilities held for sale	—	—	85,625	85,625
Liabilities under derivative contracts	41,286	41,286	1,395	1,395
Current portion of bank debt	11,893	11,893	5,768	5,768
Current portion of capital lease obligations	14,803	14,803	14,977	14,977
Total current liabilities	1,315,542	1,341,505	1,666,302	1,683,063

Feature film and contract obligations, long-term	194,996	194,996	229,431	229,431
Deferred revenue	16,361	16,361	17,479	17,479
Deferred tax liability	343,257	333,513	176,655	177,642
Liabilities under derivative contracts	111,626	111,626	104,949	104,949
Other long-term liabilities	222,142	222,810	225,519	225,519
Bank debt, long-term	1,736,150	1,736,150	2,080,000	2,080,000
Collateralized indebtedness	1,590,782	1,590,782	1,234,106	1,234,106
Senior notes and debentures	3,692,236	3,692,236	3,691,772	3,691,772
Subordinated notes and debentures	599,165	599,165	599,128	599,128
Capital lease obligations, long-term	68,494	68,494	71,231	71,231
Total liabilities	9,890,751	9,907,638	10,096,572	10,114,320

Minority interests	636,960	637,908	623,897	626,571

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113	1,110,113	1,110,113

Series A Exchangeable Participating Preferred Stock	78,049	78,049	—	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock	—	—	—	—
Series B Cumulative Convertible Preferred Stock	—	—	—	—
8% Series D Cumulative Preferred Stock	—	—	—	—
Common Stock	50	50	50	50
Paid-in capital	862,945	862,945	740,493	740,493

Accumulated deficit	(2,491,551)	(2,504,699)	(2,515,263)	(2,513,792)

	(1,628,556)	(1,641,704)	(1,774,720)	(1,773,249)
Accumulated other comprehensive loss	(1,790)	(1,790)	(1,790)	(1,790)
Total stockholder’s deficiency	(1,630,346)	(1,643,494)	(1,776,510)	(1,775,039)
	$10,519,708	$10,524,395	$10,488,253	$10,510,146

The following table sets forth selected consolidated statements of operations data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues, net	$973,269	$973,147	$900,197	$900,168

Operating expenses:
Technical and operating	406,495	410,795	344,493	347,510
Selling, general and administrative	279,512	281,961	229,999	238,709
Restructuring charges	7,883	7,883	4,465	4,465
Depreciation and amortization	246,340	246,398	218,641	218,715
	940,230	947,037	797,598	809,399

Operating income	33,039	26,110	102,599	90,769

Other income (expense):
Interest expense	(134,509)	(134,509)	(131,573)	(131,573)
Interest income	7,763	7,763	10,682	10,682
Equity in net income (loss) of affiliates	448,988	448,881	(12,543)	(12,543)
Write-off of deferred financing costs	—	—	—	—
Gain (loss) on investments, net	150,663	150,663	(507,151)	(507,151)
Gain (loss) on derivative contracts, net	(115,543)	(115,543)	522,536	522,536
Loss on early extinguishment of debt	—	—	(17,237)	(17,237)
Minority interests	(12,257)	(11,622)	(27,059)	(25,246)
Miscellaneous, net	(853)	(853)	(294)	(294)
	344,252	344,780	(162,639)	(160,826)

Income (loss) from continuing operations before income taxes and dividend requirements	377,291	370,890	(60,040)	(70,057)

Income tax (expense) benefit	(166,367)	(163,679)	15,992	26,332

Income (loss) from continuing operations before dividend requirements	210,924	207,211	(44,048)	(43,725)

Dividend requirements applicable to preferred stock	(45,533)	(45,533)	(43,629)	(43,629)

Income (loss) from continuing operations	165,391	161,678	(87,677)	(87,354)
Loss from discontinued operations, net of taxes	(1,764)	(1,764)	(10,476)	(10,548)

Net income (loss) applicable to common shareholder	$163,627	$159,914	$(98,153)	$(97,902)

The following table sets forth selected consolidated statements of operations data for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues, net	$1,974,006	$1,974,098	$1,830,642	$1,830,574

Operating expenses:
Technical and operating	860,729	871,025	793,478	800,321
Selling, general and administrative	532,415	538,888	472,224	483,196
Restructuring charges	3,419	3,419	4,465	4,465
Depreciation and amortization	501,713	501,829	423,418	423,566
	1,898,276	1,915,161	1,693,585	1,711,548

Operating income	75,730	58,937	137,057	119,026

Other income (expense):
Interest expense	(263,903)	(263,903)	(253,586)	(253,586)
Interest income	13,828	13,828	14,571	14,571
Equity in net income (loss) of affiliates	440,954	440,698	(22,245)	(22,272)
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	168,092	158,048	(925,601)	(925,601)
Gain (loss) on derivative contracts, net	(126,251)	(126,251)	818,075	818,075
Loss on early extinguishment of debt	—	—	(17,237)	(17,237)
Minority interests	(24,130)	(22,387)	(27,343)	(23,385)
Miscellaneous, net	(3,398)	(3,398)	(5,001)	(5,001)
	205,192	196,635	(418,987)	(415,056)

Income (loss) from continuing operations before income taxes and dividend requirements	280,922	255,572	(281,930)	(296,030)

Income tax (expense) benefit	(145,193)	(134,462)	44,045	52,458

Income (loss) from continuing operations before dividend requirements	135,729	121,110	(237,885)	(243,572)

Dividend requirements applicable to preferred stock	(90,309)	(90,309)	(87,258)	(87,258)

Income (loss) from continuing operations	45,420	30,801	(325,143)	(330,830)
Loss from discontinued operations, net of taxes	(21,708)	(21,708)	(22,640)	(22,964)

Net income (loss) applicable to common shareholder	$23,712	$9,093	$(347,783)	$(353,794)

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

NOTE 2.                         RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2003 and 2002 presented in this Form 10-Q/A are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 3.                         COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three and six months ended June 30, 2003 amounted to $159,914 and $9,093, respectively.  Comprehensive loss for the three and six months ended June 30, 2002 amounted to $97,902 and $353,794 respectively.

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

During the six months ended June 30, 2003 and 2002, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$5,188	$16,746
Issuance of Cablevision common stock in exchange for a portion of NBC’s interest in Rainbow Media Holdings	—	98,514
Dividends paid in preferred stock	3,049	—

Supplemental Data:
Cash interest paid –continuing operations	225,477	245,630
Cash interest paid – discontinued operations	525	2,691
Income taxes paid (refunded), net	4,274	(23,289)

NOTE 6.                         TRANSACTIONS

In July 2003, the Company repurchased Metro-Goldwyn-Mayers, Inc.’s (“MGM”) 20% interest in each of American Movie Classics Company (“AMC”), The Independent film Channel and WE: Women’s Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library.  The $500,000 purchase price consists of $250,000 in cash and a $250,000 note issued by Cablevision and payable five months after closing in cash or, at Cablevision’s election, shares of Cablevision NY Group Class A common stock.  The $250,000 note requires monthly principal payments of $2.5 million in cash.

In June 2003, Cablevision announced a plan to pursue the spin-off of all of its ownership interest in the Company’s satellite service, together with its Clearview Cinemas theatre chain.  The transaction would be structured as a tax-free pro rata spin-off to Cablevision’s stockholders, and is expected to be completed by year-end 2003.  The spin-off is expected to include a $450,000 contribution from the Company to help fund the new entity.  As a result of the proposed spin-off, the Company is no longer pursuing a sale of Clearview Cinemas.  The results of operations of Clearview Cinemas have therefore been included in continuing operations for all periods presented.

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

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  As of June 30, 2003, the Company recorded losses aggregating $15,886, net of taxes, in connection with this transaction.

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

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $15,886, are summarized as follows:

	Retail Electronics
	Three Months	Six Months
	Ended June 30, 2003
Revenues, net	$—	$30,842

Loss before income taxes	$(3,039)	$(19,362)
Income tax benefit (expense)	1,275	(2,346)
Net loss	$(1,764)	$(21,708)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Retail Electronics	Bravo	Total	Retail Electronics	Bravo	Total
Revenues, net	$131,447	$33,912	$165,359	$269,725	$67,359	$337,084

Income (loss) before income taxes	$(25,107)	$10,232	$(14,875)	$(51,215)	$16,789	$(34,426)
Income tax benefit (expense)	10,545	(6,218)	4,327	21,510	(10,048)	11,462
Net income (loss)	$(14,562)	$4,014	$(10,548)	$(29,705)	$6,741	$(22,964)

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

NOTE 12.                  INCOME TAXES

The income tax expense attributable to continuing operations for the six months ended June 30, 2003 of $134,462 differs from the income tax expense derived from applying the statutory rate due principally to the impact of a non-deductible expense related to the exchange right and put option related to the Company’s Series A Exchangeable Participating Preferred Stock, state taxes, and an adjustment to the deferred tax rate.

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

At June 30, 2003, approximately $25,137 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 14.                  INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	418,707	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	115,680	115,680
	695,722	691,660

Accumulated amortization
Franchises	2,182	1,208
Affiliation agreements	212,065	190,809
Broadcast rights	54,134	49,920
Player contracts	41,061	37,737
Other intangibles	25,419	21,690
	334,861	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over fair value of net assets acquired	1,464,484	1,462,878
	2,196,332	2,194,726

Total intangibles	$2,557,193	$2,585,022

Aggregate amortization expense
Six months ended June 30, 2003 and year ended December 31, 2002	$31,891	$56,020

Estimated amortization expense
Year ending December 31, 2003		$60,415
Year ending December 31, 2004		49,103
Year ending December 31, 2005		36,604
Year ending December 31, 2006		33,041
Year ending December 31, 2007		31,190

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net from continuing operations
Telecommunications Services	$665,019	$603,450	$1,298,823	$1,196,510
Rainbow	188,395	152,802	365,219	304,681
Madison Square Garden	133,194	153,804	341,600	360,901
All other	22,158	22,221	40,745	41,490
Intersegment eliminations	(35,619)	(32,109)	(72,289)	(73,008)
Total	$973,147	$900,168	$1,974,098	$1,830,574

Adjusted operating cash flow from continuing operations
Telecommunications Services	$256,280	$234,461	$499,169	$453,976
Rainbow	36,521	10,410	69,575	12,147
Madison Square Garden	9,152	50,264	23,305	59,524
All Other	(8,353)	(20,009)	(7,672)	(35,427)
Total	$293,600	$275,126	$584,377	$490,220

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues, net from continuing operations
Total revenue for reportable segments	$986,608	$910,056	$2,005,642	$1,862,092
Other revenue and intersegment eliminations	(13,461)	(9,888)	(31,544)	(31,518)
Total consolidated revenue	$973,147	$900,168	$1,974,098	$1,830,574

Adjusted operating cash flow to income (loss) from continuing operations before income taxes

Total adjusted operating cash flow for reportable segments	$301,953	$295,135	$592,049	$525,647
Other adjusted operating cash flow	(8,353)	(20,009)	(7,672)	(35,427)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(246,398)	(218,715)	(501,829)	(423,566)
Stock plan income (expense)	(13,209)	38,823	(20,192)	56,837
Restructuring charges	(7,883)	(4,465)	(3,419)	(4,465)
Interest expense	(134,509)	(131,573)	(263,903)	(253,586)
Interest income	7,763	10,682	13,828	14,571
Equity in net income (loss) of affiliates	448,881	(12,543)	440,698	(22,272)
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	150,663	(507,151)	158,048	(925,601)
Gain (loss) on derivative contracts, net	(115,543)	522,536	(126,251)	818,075
Loss on early extinguishment of debt	—	(17,237)	—	(17,237)
Minority interests	(11,622)	(25,246)	(22,387)	(23,385)
Miscellaneous, net	(853)	(294)	(3,398)	(5,001)
Income (loss) from continuing operations before income taxes and dividend requirements	$370,890	$(70,057)	$255,572	$(296,030)

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

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision and, for the three and six months ended June 30, 2003, interest income of $3.1 million and $3.6 million, respectively, included in CSC Holdings’ consolidated statement of operations which is eliminated in Cablevision’s consolidated statement of operations.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.