Form 10-Q/A
period 2003-09-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2004-03-16
CIK 784681, 1053112

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

EXPLANATORY NOTE

In this Form 10-Q/A, Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and, collectively with Cablevision, the “Company” or the “Registrants”) are restating the condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 as previously reported in their Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was originally filed on November 26, 2003 (the “Original Filing”).  See Note 1 to Condensed Consolidated Financial Statements.  These restatements are being made to reflect the effects of the following items of the Registrants’ previously reported financial information:

•                  Restatements of the Company’s condensed unaudited consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 to record the effect of adjustments for expenses improperly recognized in earlier periods that should have been recognized in later periods and to record the effect of adjustments for certain errors with respect to timing of the recognition of launch and marketing support payments and an error with respect to the timing of the recognition of a 2002 gain on marketable securities as outlined below:

	Increases (decreases)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003(a)	2002(a)	2003(a)	2002(a)
	(in thousands, except for per share information)
	(unaudited)

Revenue	$—	$(32)	$—	$(100)

Technical and operating	2,002	1,719	8,262	8,562
Selling, general and administrative	335	3,761	(305)	14,733
Depreciation	—	75	—	223
Operating income	(2,337)	(5,587)	(7,957)	(23,618)

Equity in net loss of affiliates	—	—	—	27
Gain (loss) on investments, net	—	—	(10,044)	—
Minority interests	—	(611)	(3)	(4,569)
Income from continuing operations before taxes	(2,337)	(4,976)	(17,998)	(19,076)
Income tax benefit	983	2,291	8,015	10,704
Income from continuing operations	(1,354)	(2,685)	(9,983)	(8,372)
Income of discontinued operations, net of taxes	—	(37)	—	(361)
Net income	$(1,354)	$(2,722)	$(9,983)	$(8,733)
Basic and diluted net income per share	$—	$(0.01)	$(0.03)	$(0.03)

(a)   See Note 1 to Condensed Consolidated Unaudited Financial Statements for information on the restatement of the financial statements for this period.

•                  Restatement of the Company’s condensed unaudited consolidated statement of cash flows for the nine months ended September 30, 2003 and 2002 to record the effect of the restatements to the condensed unaudited consolidated statements of operations described above; and

•                  Restatement of our condensed unaudited consolidated balance sheets as of September 30, 2003 and December 31, 2002 to record the cumulative effect of the improperly accelerated expenses and the correction of certain errors described above.

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$—	$(4,726)	$(297)	$(19,984)
Launch and marketing support	(2,337)	(831)	(7,598)	(754)
Other expenses	—	(30)	(62)	(2,880)
Effect of adjustments on equity in net loss of affiliates	—	—	—	(27)
Minority interest, including effect of adjustments	—	611	3	4,569
Gain on investments	—	—	(10,044)	—
Income tax expense	983	2,291	8,015	10,704
Decrease in income from continuing operations	$(1,354)	$(2,685)	$(9,983)	$(8,372)
Decrease in operating income	$(2,337)	$(5,587)	$(7,957)	$(23,618)

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

PLEASE NOTE THAT THE ONLY CHANGES TO THE ORIGINAL FILING ARE THOSE DESCRIBED ABOVE AND IN NOTE 1 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.  OTHERWISE, THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH SUBSEQUENT INFORMATION OR EVENTS INCLUDE, AMONG OTHERS, THE INFORMATION AND EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE

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
Andrew B. Rosengard as Executive Vice President, Finance and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(As Restated)

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$252,304	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $54,133 and $57,860)	298,781	286,335
Notes and other receivables, current	74,151	78,010
Inventory, prepaid expenses and other current assets	100,740	75,659
Feature film inventory, net	71,611	66,617
Assets held for sale	—	66,733
Advances to affiliates	61,969	178,491
Total current assets	859,556	877,785

Property, plant and equipment, net	4,606,857	4,665,825
Investments in affiliates	52,403	60,049
Investment securities	27	330,456
Investment securities pledged as collateral	1,204,841	662,274
Other investments	3,028	7,438
Notes and other receivables	87,150	96,945
Derivative contracts	608,380	705,020
Other assets	45,861	46,276
Long-term feature film inventory, net	198,218	232,221
Deferred carriage fees, net	121,652	139,578
Franchises, net of accumulated amortization of $2,363 and $1,208	735,308	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $327,200 and $278,466	574,953	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $23,191 and $18,448	1,636,876	1,558,024
Deferred financing, acquisition and other costs, net of accumulated amortization of $57,692 and $46,007	88,661	100,101
	$10,823,771	$10,510,146

See accompanying notes to
condensed consolidated financial statements.

	September 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$315,714	$439,158
Accrued liabilities	788,098	879,978
Accounts payable to affiliates	11,696	17,772
Deferred revenue, current	151,337	113,402
Feature film and contract obligations	65,444	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	25,593	1,395
Current portion of bank debt	350	5,768
Note payable	242,500	—
Current portion of capital lease obligations	15,624	14,977
Total current liabilities	1,616,356	1,630,385

Feature film and contract obligations, long-term	183,463	229,431
Deferred revenue	16,958	17,479
Deferred tax liability	265,829	177,642
Liabilities under derivative contracts	126,177	104,949
Other long-term liabilities	216,871	225,519
Bank debt, long-term	2,042,213	2,080,000
Collateralized indebtedness	1,604,110	1,234,106
Senior notes and debentures	3,692,467	3,691,772
Subordinated notes and debentures	599,184	599,128
Capital lease obligations, long-term	67,910	71,231
Series H Redeemable Exchangeable Preferred Stock	434,181	—
Series M Redeemable Exchangeable Preferred Stock	1,110,113	—
Minority interests	570,935	626,571
Total liabilities	12,546,767	10,688,213

Series H Redeemable Exchangeable Preferred Stock	—	434,181
Series M Redeemable Exchangeable Preferred Stock	—	1,110,113
Series A Exchangeable Participating Preferred Stock	80,001	—

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,330,822 and 234,708,069 shares issued and 219,514,595 and 212,891,842 outstanding	2,413	2,347
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,217,427 and 67,242,427 shares issued and outstanding	672	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,127,128	1,107,893
Accumulated deficit	(2,571,670)	(2,471,733)
	(1,441,457)	(1,360,821)

Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholders’ deficiency	(1,802,997)	(1,722,361)
	$10,823,771	$10,510,146

See accompanying notes
to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(As Restated)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues, net	$975,766	$872,387	$2,949,864	$2,702,961

Operating expenses:
Technical and operating	399,980	362,924	1,271,005	1,176,143
Selling, general and administrative	274,809	218,132	813,697	688,430
Other operating income	(9,036)	—	(9,036)	—
Restructuring charges	8,004	72,021	11,423	76,486
Depreciation and amortization	282,013	214,348	785,048	641,767
	955,770	867,425	2,872,137	2,582,826
Operating income	19,996	4,962	77,727	120,135

Other income (expense):
Interest expense	(171,496)	(129,779)	(435,399)	(383,365)
Interest income	3,826	7,526	14,089	22,097
Equity in net income (loss) of affiliates	(2,918)	(6,568)	437,780	(28,840)
Loss on sale of cable assets	(13,644)	—	(13,644)	—
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	52,810	3,798	210,858	(921,803)
Gain (loss) on derivative contracts, net	(39,531)	126,162	(165,782)	944,237
Loss on extinguishment of debt	—	—	—	(17,237)
Minority interests	(15,638)	(48,577)	(128,334)	(159,220)
Miscellaneous, net	(115)	(514)	(2,307)	(1,662)
	(186,706)	(47,952)	(82,739)	(546,413)
Income (loss) from continuing operations before income taxes	(166,710)	(42,990)	(5,012)	(426,278)
Income tax (expense) benefit	51,432	12,292	(81,533)	64,750

Loss from continuing operations	(115,278)	(30,698)	(86,545)	(361,528)
Income (loss) from discontinued operations, net of taxes (including loss of $7,657 on the sale of the retail electronics business in the nine months ended September 30, 2003)	8,316	(51,546)	(13,392)	(74,510)
Net loss	$(106,962)	$(82,244)	$(99,937)	$(436,038)

Basic and diluted net income (loss) per share:

Loss from continuing operations	$(0.40)	$(0.10)	$(0.30)	$(1.24)

Income (loss) from discontinued operations	$0.03	$(0.17)	$(0.05)	$(0.25)

Net loss	$(0.37)	$(0.27)	$(0.35)	$(1.49)

Weighted average common shares (in thousands)	286,716	300,326	285,054	292,680

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(As Restated)

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(86,545)	$(361,528)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	785,048	641,767
Equity in net (income) loss of affiliates	(437,780)	28,840
Loss on sale of cable assets	13,644	—
Minority interests	41,075	28,333
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on investments, net	(210,858)	921,803
Unrealized loss (gain) on derivative contracts	142,064	(679,981)
Realized gain on derivative contracts	—	(256,576)
Loss on extinguishment of debt	—	17,237
Amortization of deferred financing, discounts on indebtedness and other deferred costs	51,974	51,973
Tax benefit from exercise of stock options	1,073	1,418
Restricted stock charges	16,330	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(37,133)	(262,432)
Net cash provided by operating activities	278,892	131,474

Cash flows from investing activities:
Capital expenditures	(661,937)	(819,547)
Payments for acquisitions	(250,406)	—
Proceeds from sale of equipment, net of costs of disposal	7,090	(2,330)
Decrease in investment securities and other investments	3,105	1,204
Additions to intangible assets	(1,750)	(359)
Decrease (increase) in investments in affiliates, net	445,426	(27,879)
Net cash used in investing activities	(458,472)	(848,911)

Cash flows from financing activities:
Proceeds from bank debt	1,314,082	1,357,507
Repayment of bank debt	(1,357,287)	(330,481)
Repayment of note payable	(7,500)	—
Issuance of common stock	1,898	2,214
Issuance of preferred stock	75,000	—
Net proceeds from (repayment of) collateralized indebtedness	330,728	(54,813)
Payments on capital lease obligations and other debt	(12,677)	(20,918)
Additions to deferred financing and other costs	(6,016)	(15,449)
Net cash provided by financing activities	338,228	938,060

Net increase in cash and cash equivalents from continuing operations	158,648	220,623

Net effect of discontinued operations on cash and cash equivalents	(32,284)	(22,477)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$252,304	$306,136

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

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$—	$(4,726)	$(297)	$(19,984)
Launch and marketing support	(2,337)	(831)	(7,598)	(754)
Other expenses	—	(30)	(62)	(2,880)
Effect of adjustments on equity in net loss of affiliates	—	—	—	(27)
Minority interest, including effect of adjustments	—	611	3	4,569
Gain on investments	—	—	(10,044)	—
Income tax expense	983	2,291	8,015	10,704
Decrease in income from continuing operations	$(1,354)	$(2,685)	$(9,983)	$(8,372)
Decrease in operating income	$(2,337)	$(5,587)	$(7,957)	$(23,618)

The following table sets forth condensed consolidated balance sheets for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$252,304	$252,304	$125,940	$125,940
Accounts receivable trade	298,781	298,781	286,335	286,335
Notes and other receivables, current	74,151	74,151	78,010	78,010
Inventory, prepaid expenses and other current assets	100,740	100,740	65,102	75,659
Feature film inventory, net	71,611	71,611	66,617	66,617
Assets held for sale	—	—	66,733	66,733
Advances to affiliates	61,969	61,969	178,491	178,491
Total current assets	859,556	859,556	867,228	877,785

Property, plant and equipment, net	4,606,857	4,606,857	4,666,307	4,665,825
Investments in affiliates	52,403	52,403	59,726	60,049
Investment securities	27	27	310,336	330,456
Investment securities pledged as collateral	1,204,841	1,204,841	662,274	662,274
Other investments	3,028	3,028	17,514	7,438
Notes and other receivables	87,150	87,150	96,945	96,945
Derivative contracts	608,380	608,380	705,020	705,020
Other assets	45,861	45,861	46,276	46,276
Long-term feature film inventory, net	198,218	198,218	232,221	232,221
Deferred carriage fees, net	121,652	121,652	139,578	139,578
Franchises, net	735,308	735,308	732,401	732,401
Affiliation, broadcast and other agreements, net	574,953	574,953	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,637,073	1,636,876	1,556,573	1,558,024
Deferred financing, acquisition and other costs, net	88,661	88,661	100,101	100,101
	$10,823,968	$10,823,771	$10,488,253	$10,510,146

	September 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$314,750	$315,714	$438,449	$439,158
Accrued liabilities	759,139	788,098	863,926	879,978
Accounts payable to affiliates	11,696	11,696	17,772	17,772
Deferred revenue, current	151,337	151,337	113,402	113,402
Feature film and contract obligations	65,444	65,444	72,310	72,310
Liabilities held for sale	—	—	85,625	85,625
Liabilities under derivative contracts	25,593	25,593	1,395	1,395
Current portion of bank debt	350	350	5,768	5,768
Note payable	242,500	242,500	—	—
Current portion of capital lease obligations	15,624	15,624	14,977	14,977
Total current liabilities	1,586,433	1,616,356	1,613,624	1,630,385

Feature film and contract obligations, long-term	183,463	183,463	229,431	229,431
Deferred revenue	16,958	16,958	17,479	17,479
Deferred tax liability	278,837	265,829	176,655	177,642
Liabilities under derivative contracts	126,177	126,177	104,949	104,949
Other long-term liabilities	215,871	216,871	225,519	225,519
Bank debt, long-term	2,042,213	2,042,213	2,080,000	2,080,000
Collateralized indebtedness	1,604,110	1,604,110	1,234,106	1,234,106
Senior notes and debentures	3,692,467	3,692,467	3,691,772	3,691,772
Subordinated notes and debentures	599,184	599,184	599,128	599,128
Capital lease obligations, long-term	67,910	67,910	71,231	71,231
Series H Redeemable Exchangeable Preferred Stock	434,181	434,181	—	—
Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113	—	—
Minority interests	570,935	570,935	623,897	626,571
Total liabilities	12,528,852	12,546,767	10,667,791	10,688,213

Series H Redeemable Exchangeable Preferred Stock	—	—	434,181	434,181
Series M Redeemable Exchangeable Preferred Stock	—	—	1,110,113	1,110,113
Series A Exchangeable Participating Preferred Stock	80,001	80,001	—	—

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock	—	—	—	—
CNYG Class A Common Stock	2,413	2,413	2,347	2,347
CNYG Class B Common Stock	672	672	672	672
RMG Class A Common Stock	—	—	—	—
RMG Class B Common Stock	—	—	—	—
Paid-in capital	1,127,128	1,127,128	1,107,893	1,107,893
Accumulated deficit	(2,553,558)	(2,571,670)	(2,473,204)	(2,471,733)
	(1,423,345)	(1,441,457)	(1,362,292)	(1,360,821)

Treasury stock, at cost	(359,750)	(359,750)	(359,750)	(359,750)
Accumulated other comprehensive loss	(1,790)	(1,790)	(1,790)	(1,790)
Total stockholders’ deficiency	(1,784,885)	(1,802,997)	(1,723,832)	(1,722,361)
	$10,823,968	$10,823,771	$10,488,253	$10,510,146

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$975,766	$975,766	$872,419	$872,387

Operating expenses:
Technical and operating	397,978	399,980	361,205	362,924
Selling, general and administrative	274,474	274,809	214,371	218,132
Other operating income	(9,036)	(9,036)	—
Restructuring charges	8,004	8,004	72,021	72,021
Depreciation and amortization	282,013	282,013	214,273	214,348
	953,433	955,770	861,870	867,425
Operating income	22,333	19,996	10,549	4,962

Other income (expense):
Interest expense	(171,496)	(171,496)	(129,779)	(129,779)
Interest income	3,826	3,826	7,526	7,526
Equity in net loss of affiliates	(2,918)	(2,918)	(6,568)	(6,568)
Loss on sale of cable assets	(13,644)	(13,644)	—	—
Write-off of deferred financing costs	—	—	—	—
Gain (loss) on investments, net	52,810	52,810	3,798	3,798
Gain on derivative contracts, net	(39,531)	(39,531)	126,162	126,162
Loss on extinguishment of debt	—	—	—	—
Minority interests	(15,638)	(15,638)	(49,188)	(48,577)
Miscellaneous, net	(115)	(115)	(514)	(514)
	(186,706)	(186,706)	(48,563)	(47,952)
Loss from continuing operations before income taxes	(164,373)	(166,710)	(38,014)	(42,990)

Income tax benefit	50,449	51,432	10,001	12,292

Loss from continuing operations	(113,924)	(115,278)	(28,013)	(30,698)
Income (loss) from discontinued operations, net of taxes	8,316	8,316	(51,509)	(51,546)
Net loss	$(105,608)	$(106,962)	$(79,522)	$(82,244)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.40)	$(0.40)	$(0.09)	$(0.10)

Income (loss) from discontinued operations	$0.03	$0.03	$(0.17)	$(0.17)

Net loss	$(0.37)	$(0.37)	$(0.26)	$(0.27)

Weighted average common shares (in thousands)	286,716	286,716	300,326	300,326

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$2,949,864	$2,949,864	$2,703,061	$2,702,961

Operating expenses:
Technical and operating	1,262,743	1,271,005	1,167,581	1,176,143
Selling, general and administrative	814,002	813,697	673,697	688,430
Other operating income	(9,036)	(9,036)
Restructuring charges	11,423	11,423	76,486	76,486
Depreciation and amortization	785,048	785,048	641,544	641,767
	2,864,180	2,872,137	2,559,308	2,582,826
Operating income	85,684	77,727	143,753	120,135

Other income (expense):
Interest expense	(435,399)	(435,399)	(383,365)	(383,365)
Interest income	14,089	14,089	22,097	22,097
Equity in net loss of affiliates	437,780	437,780	(28,813)	(28,840)
Loss on sale of cable assets	(13,644)	(13,644)	—	—
Write-off of deferred financing costs	—	—	(620)	(620)
Gain (loss) on investments, net	220,902	210,858	(921,803)	(921,803)
Gain on derivative contracts, net	(165,782)	(165,782)	944,237	944,237
Loss on extinguishment of debt	—	—	(17,237)	(17,237)
Minority interests	(128,337)	(128,334)	(163,789)	(159,220)
Miscellaneous, net	(2,307)	(2,307)	(1,662)	(1,662)
	(72,698)	(82,739)	(550,955)	(546,413)
Income (loss) from continuing operations before income taxes	12,986	(5,012)	(407,202)	(426,278)

Income tax (loss) benefit	(89,548)	(81,533)	54,046	64,750

Loss from continuing operations	(76,562)	(86,545)	(353,156)	(361,528)
Loss from discontinued operations, net of taxes	(13,392)	(13,392)	(74,149)	(74,510)
Net loss	$(89,954)	$(99,937)	$(427,305)	$(436,038)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.27)	$(0.30)	$(1.21)	$(1.24)

Loss from discontinued operations	$(0.05)	$(0.05)	$(0.25)	$(0.25)

Net loss	$(0.32)	$(0.35)	$(1.46)	$(1.49)

Weighted average common shares (in thousands)	285,054	285,054	292,680	292,680

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

NOTE 2.                                                 RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2003 and 2002 presented in this Form 10-Q/A are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 6.                                                 STOCK OPTION PLAN

The Company applies APB 25 and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net loss as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss:
Net loss, as reported	$(106,962)	$(82,244)	$(99,937)	$(436,038)
Add: Stock-based employee compensation expense (benefit) included in reported net loss, net of taxes	837	3,099	12,540	(30,208)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of taxes	(2,216)	(12,771)	(21,037)	(1,124)
Pro forma net loss	$(108,341)	$(91,916)	$(108,434)	$(467,370)

Basic and diluted net loss per common share:
As reported	$(0.37)	$(0.27)	$(0.35)	$(1.49)
Pro forma	$(0.38)	$(0.31)	$(0.38)	$(1.60)

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

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  As of September 30, 2003, the Company recorded losses aggregating $7,657, net of taxes, in connection with this transaction.

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

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $7,657, are summarized as follows:

	Retail Electronics
	Three Months	Nine Months
	Ended September 30, 2003
Revenues, net	$—	$30,842

Loss before income taxes	$(198)	$(19,560)
Income tax benefit	8,514	6,168
Net income (loss)	$8,316	$(13,392)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Retail Electronics	Bravo	Total	Retail Electronics	Bravo	Total
Revenues, net	$135,162	$35,275	$170,437	$404,887	$102,634	$507,521

Income (loss) before income taxes	$(95,769)	$8,337	$(87,432)	$(146,984)	$25,126	$(121,858)
Income tax benefit (expense)	40,223	(4,337)	35,886	61,733	(14,385)	47,348
Net income (loss)	$(55,546)	$4,000	$(51,546)	$(85,251)	$10,741	$(74,510)

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

NOTE 13.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended September 30, 2003 of $51,432 differs from the income tax benefit derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends and increased by a non-taxable adjustment related to the exchange right and put option related to the Series A Exchangeable Participating Preferred Stock of CSC Holdings and state taxes.

The income tax expense attributable to continuing operations for the nine months ended September 30, 2003 of $81,533 differs from the income tax expense derived from applying the statutory rate due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Exchangeable Participating Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

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

NOTE 15.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	746,641	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	189,928	115,680
	1,097,904	691,660

Accumulated amortization
Franchises	2,363	1,208
Affiliation agreements	229,533	190,809
Broadcast rights	56,239	49,920
Player contracts	41,428	37,737
Other intangibles	28,840	21,690
	358,403	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over fair value of net assets acquired and other	1,475,788	1,464,034
	2,207,636	2,195,882

Total intangibles	$2,947,137	$2,586,178

Aggregate amortization expense
Nine months ended September 30, 2003 and year ended December 31, 2002	$54,629	$56,020

Estimated amortization expense
Year ending December 31, 2003		$71,669
Year ending December 31, 2004		89,995
Year ending December 31, 2005		77,495
Year ending December 31, 2006		73,932
Year ending December 31, 2007		72,081

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the nine months ended September 30, 2003 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Excess costs over the fair value of net assets acquired
Balance as of December 31, 2002	$206,971	$1,152,131	$89,968	$13,558	$1,462,628
Excess costs over the fair value of net assets acquired, net of taxes	1,558	—	7,705	2,411	11,674
Balance as of September 30, 2003	$208,529	$1,152,131	$97,673	$15,969	$1,474,302

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net from continuing operations

Telecommunications Services	$693,515	$605,254	$1,992,338	$1,801,764
Rainbow	190,424	163,651	555,643	468,332
Madison Square Garden	107,780	116,738	449,380	477,639
All other	20,955	23,099	61,700	64,589
Intersegment eliminations	(36,908)	(36,355)	(109,197)	(109,363)
Total	$975,766	$872,387	$2,949,864	$2,702,961

Adjusted operating cash flow from continuing operations

Telecommunications Services	$274,159	$249,492	$773,329	$703,469
Rainbow	52,592	25,871	127,309	38,702
Madison Square Garden	16,238	15,744	39,543	75,268
All Other	(31,548)	5,512	(44,363)	(30,600)
Total	$311,441	$296,619	$895,818	$786,839

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net from continuing operations

Total revenue for reportable segments	$991,719	$885,643	$2,997,361	$2,747,735
Other revenue and intersegment eliminations	(15,953)	(13,256)	(47,497)	(44,774)
Total consolidated revenue	$975,766	$872,387	$2,949,864	$2,702,961

Adjusted operating cash flow to income (loss) from continuing operations before income taxes

Total adjusted operating cash flow for reportable segments	$342,989	$291,107	$940,181	$817,439
Other adjusted operating cash flow	(31,548)	5,512	(44,363)	(30,600)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(282,013)	(214,348)	(785,048)	(641,767)
Stock plan income (expense)	(1,428)	(5,288)	(21,620)	51,549
Restructuring charges	(8,004)	(72,021)	(11,423)	(76,486)
Interest expense	(171,496)	(129,779)	(435,399)	(383,365)
Interest income	3,826	7,526	14,089	22,097
Equity in net income (loss) of affiliates	(2,918)	(6,568)	437,780	(28,840)
Loss on sale of cable assets	(13,644)	—	(13,644)	—
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	52,810	3,798	210,858	(921,803)
Gain (loss) on derivative contracts, net	(39,531)	126,162	(165,782)	944,237
Loss on extinguishment of debt	—	—	—	(17,237)
Minority interests	(15,638)	(48,577)	(128,334)	(159,220)
Miscellaneous, net	(115)	(514)	(2,307)	(1,662)
Income (loss) from continuing operations before income taxes	$(166,710)	$(42,990)	$(5,012)	$(426,278)

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

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2003		2002		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
	(dollars in thousands)

Revenues, net	$975,766	100%	$872,387	100%	$103,379

Operating expenses:
Technical and operating	399,980	41	362,924	42	(37,056)
Selling, general and administrative	274,809	28	218,132	25	(56,677)
Other operating income	(9,036)	(1)	—	—	9,036
Restructuring charges	8,004	1	72,021	8	64,017
Depreciation and amortization	282,013	29	214,348	25	(67,665)
Operating income	19,996	2	4,962	1	15,034
Other income (expense):
Interest expense, net	(167,670)	(17)	(122,253)	(14)	(45,417)
Equity in net loss of affiliates	(2,918)	—	(6,568)	(1)	3,650
Loss on sale of cable assets	(13,644)	(1)	—	—	(13,644)
Gain on investments, net	52,810	5	3,798	—	49,012
Gain (loss) on derivative contracts, net	(39,531)	(4)	126,162	14	(165,693)
Minority interests	(15,638)	(2)	(48,577)	(6)	32,939
Miscellaneous, net	(115)	—	(514)	—	399
Loss from continuing operations before taxes	(166,710)	(17)	(42,990)	(5)	(123,720)
Income tax benefit	51,432	5	12,292	1	39,140
Loss from continuing operations	(115,278)	(12)	(30,698)	(4)	(84,580)
Income (loss) from discontinued operations, net of taxes	8,316	1	(51,546)	(6)	59,862
Net loss	$(106,962)	(11)%	$(82,244)	(9)%	$(24,718)

	Nine Months Ended September 30,
	2003		2002		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
	(dollars in thousands)
Revenues, net	$2,949,864	100%	$2,702,961	100%	$246,903

Operating expenses:
Technical and operating	1,271,005	43	1,176,143	44	(94,862)
Selling, general and administrative	813,697	28	688,430	25	(125,267)
Other operating income	(9,036)	—	—	—	9,036
Restructuring charges	11,423	—	76,486	3	65,063
Depreciation and amortization	785,048	27	641,767	24	(143,281)
Operating income	77,727	3	120,135	4	(42,408)
Other income (expense):
Interest expense, net	(421,310)	(14)	(361,268)	(13)	(60,042)
Equity in net income (loss) of affiliates	437,780	15	(28,840)	(1)	466,620
Loss on sale of cable assets	(13,644)	—	—	—	(13,644)
Write-off of deferred financing costs	—	—	(620)	—	620
Gain (loss) on investments, net	210,858	7	(921,803)	(34)	1,132,661
Gain (loss) on derivative contracts, net	(165,782)	(6)	944,237	35	(1,110,019)
Loss on extinguishment of debt	—	—	(17,237)	(1)	17,237
Minority interests	(128,334)	(4)	(159,220)	(6)	30,886
Miscellaneous, net	(2,307)	—	(1,662)	—	(645)
Income (loss) from continuing operations before taxes	(5,012)	—	(426,278)	(16)	421,266
Income tax (expense) benefit	(81,533)	(3)	64,750	2	(146,283)
Loss from continuing operations	(86,545)	(3)	(361,528)	(13)	274,983
Loss from discontinued operations, net of taxes	(13,392)	—	(74,510)	(3)	61,118
Net loss	$(99,937)	(3)%	$(436,038)	(16)%	$336,101

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

Technical and operating expenses for the three and nine months ended September 30, 2003 increased $37.1 million (10%) and $94.9 million (8%) compared to the same periods in 2002.  The net increases include increased costs directly associated with the growth in revenues referred to above, increased costs associated with the development activities of Rainbow DBS and for the nine month period increased costs at Madison Square Garden (“MSG”) (see MSG discussion below).  As a percentage of revenues, technical and operating expenses remained constant during the three and nine months ended September 30, 2003 as compared to the same periods in 2002.

Selling, general and administrative expenses increased $56.7 million (26%) and $125.3 million (18%) for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.  The net increase in the three month period ended September 30, 2003 was comprised of an increase of $15.6 million resulting primarily from higher sales and marketing costs, $14.9 million in Rainbow DBS development costs, approximately $21.0 million due to the reversal of management bonuses in the 2002 period and an additional $9.1 million related to a long-term incentive plan.  These increases were partially offset by a decrease of $3.9 million in expenses related to the Company’s stock plan.  The net increase in the nine month period ended September 30, 2003 was comprised of an increase of approximately $73.2 million in expenses related to the Company’s stock plan, approximately $20.2 million resulting primarily from higher sales and marketing costs, $19.1 million in Rainbow DBS development costs and $12.8 million related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses increased 3% during the 2003 periods as compared to the 2002 periods.  Excluding the effects of the stock plan, as a percentage of revenues such costs increased 4% during the three months ended September 30, 2003 and remained constant during the nine months ended September 30, 2003 as compared to the same periods in 2002.

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

Gain (loss) on investments, net for the three and nine months ended September 30, 2003 and 2002 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Increase (decrease) in the fair value of AT&T, AT&T Wireless, Inc., Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$52.8	$8.6	$212.2	$(916.8)
Loss on various other investments	—	(4.8)	(1.3)	(5.0)
	$52.8	$3.8	$210.9	$(921.8)

Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2003 and 2002 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Unrealized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$(51.4)	$66.3	$(155.9)	$576.3
Realized gain on prepaid forward contracts relating to Adelphia Communications	—	—	—	256.6
Unrealized gain (loss) on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	14.3	—	(23.6)	—
Unrealized and realized net gains on interest rate swap contracts	(2.4)	59.9	13.7	111.3
	$(39.5)	$126.2	$(165.8)	$944.2

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

Income tax benefit attributable to continuing operations was $51.4 million and income tax expense was $81.5 million for the three and nine months ended September 30, 2003, respectively, compared to income tax benefits of $12.3 million and $64.8 million for the three and nine months ended September 30, 2002, respectively.  The income tax benefit for the three months ended September 30, 2003 resulted primarily from a pretax loss, offset by the impact of non-deductible preferred stock dividends, and increased by a non-taxable adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings and state taxes.  The income tax expense for the nine months ended September 30, 2003 resulted primarily from the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.  The income tax benefit in the 2002 periods resulted from a pre-tax loss, including a decrease in the valuation allowance of $15.6 million in the three month period ended September 30, 2002 and offset by an increase in the valuation allowance of $58.6 million in the nine month period ended September 30, 2002.

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

	Three Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$693,515	100%	$605,254	100%
Technical and operating expenses	270,143	39	239,201	40
Selling, general and administrative expenses	149,851	22	119,655	20
Restructuring charges	39	—	42,129	7
Depreciation and amortization	199,254	29	141,985	23
Operating income	$74,228	11%	$62,284	10%

	Nine Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$1,992,338	100%	$1,801,764	100%
Technical and operating expenses	772,200	39	705,481	39
Selling, general and administrative expenses	458,777	23	363,595	20
Restructuring charges	1,564	—	45,034	2
Depreciation and amortization	559,156	28	425,583	24
Operating income	$200,641	10%	$262,071	15%

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

Technical and operating expenses for the three and nine months ended September 30, 2003 increased $30.9 million (13%) and $66.7 million (9%) compared to the same periods in 2002.  The increases resulted primarily from increased costs, such as franchise fees and programming costs, directly associated with the growth in revenues referred to above.  As a percentage of revenues, technical and operating expenses decreased 1% during the three months ended and remained constant for the nine months ended September 30, 2003 as compared to the same periods in 2002.

Selling, general and administrative expenses increased $30.2 million (25%) and $95.2 million (26%) for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.  The net increase in the three month period ended September 30, 2003 was comprised of an increase of approximately $19.2 million due to the reversal of management bonuses in the 2002 period, $8.1 million primarily attributable to higher sales, marketing and customer service costs and $5.4 million attributable to higher expenses relating to a long-term incentive plan.  These increases were partially offset by a decrease of approximately $2.5 million attributable to a stock plan.

The net increase in the nine month period ended September 30, 2003 was comprised of an increase of approximately $47.8 million primarily attributable to higher sales, marketing and customer service costs, $41.1 million attributable to a stock plan and $6.3 million attributable to higher expenses relating to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses increased 2% for the three months ended September 30, 2003 and 3% for the nine months ended September 30, 2003 as compared to the same periods in 2002.  Excluding the effects of the stock plan, as a percentage of revenues such costs increased 3% for the three months ended September 30, 2003 and remained constant for the nine months ended September 30, 2003 as compared to the same periods in 2002.

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

	Three Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$190,424	100%	$163,651	100%
Technical and operating expenses	73,546	39	71,844	44
Selling, general and administrative expenses	73,025	38	67,259	41
Other operating income	(8,539)	(4)	—	—
Restructuring charges	117	—	5,708	3
Depreciation and amortization	20,527	11	16,693	10
Operating income	$31,748	17%	$2,147	1%

	Nine Months Ended September 30,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$555,643	100%	$468,332	100%
Technical and operating expenses	225,701	41	224,309	48
Selling, general and administrative expenses	216,628	39	192,040	41
Other operating income	(8,539)	(2)	—	—
Restructuring charges	330	—	5,708	1
Depreciation and amortization	62,147	11	51,218	11
Operating income (loss)	$59,376	11%	$(4,943)	(1)%

Revenues for the three and nine months ended September 30, 2003 increased $26.8 million (16%) and $87.3 million (19%), respectively, as compared to revenues for the same periods in 2002.  Increases of approximately $15.3 million and $49.8 million, respectively, were attributed primarily to growth in programming network subscribers and rate increases and increases of approximately $11.5 million and $37.5 million, respectively, were due to higher advertising revenues.

Technical and operating expenses for the three and nine months ended September 30, 2003 increased $1.7 million (2%) and $1.4 million (1%), respectively, compared to the same periods in 2002.  The increases were primarily associated with the net increases in revenue discussed above.  As a percentage of revenues, technical and operating expenses decreased 5% and 7% for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.

Selling, general and administrative expenses increased $5.8 million (9%) and $24.6 million (13%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  The net increase for the three month period ended September 30, 2003 was comprised of an increase of $8.1 million in sales, marketing, advertising and other costs, partially offset by a decrease of $2.3 million in charges related to a stock plan and a long-term incentive plan.

The net increase for the nine month period ended September 30, 2003 was comprised of an increase of $17.7 million in charges related to a stock plan and a long-term incentive plan and an increase of $6.9 million in sales, marketing, advertising and other costs.  As a percentage of revenues, selling, general and administrative expenses decreased 3% and 2% for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  Excluding the effects of the stock plan, such expenses decreased 2% and 6% as a percentage of revenue for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.

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

Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $278.9 million for the nine months ended September 30, 2003 compared to $131.5 million for the nine months ended September 30, 2002. The 2003 net cash provided by operating activities consisted primarily of a net increase in cash of $316.0 million resulting from net income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash of $37.1 million resulting from changes in assets and liabilities.

The 2002 net cash provided by operating activities consisted primarily of a net increase in cash of $393.9 million resulting from net income before depreciation, amortization and other non-cash items, partially offset by a decrease in cash resulting from changes in assets and liabilities of $262.4 million.

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

The Rainbow Media Holdings credit facility is a $299.7 million credit facility consisting of a $160 million revolver and a $139.7 million term loan maturing March 31, 2008 and March 31, 2009, respectively.  The facility requires commitment reductions beginning in June 2005 and amortization payments beginning September 2003 and permits maximum senior leverage of 3.25 times cash flow (as defined, based on the combined cash flows of AMC, The Independent Film Channel and WE) through March 31, 2005 and maximum total leverage of 5.50 times cash flow through September 30, 2004.  As of November 21, 2003, Rainbow Media Holdings had outstanding borrowings under its credit facility of $285.7 million and outstanding letters of credit of $2.0 million, resulting in undrawn commitments of $12.0 million.  The Rainbow Media Holdings credit facility contains certain covenants that may limit Rainbow Media Holdings’ ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds, and permits investments by Rainbow Media Holdings, subject to certain limitations, in other entities which may include the Restricted Group. The facility also permits distributions to CSC Holdings, subject to certain limitations. Proceeds from the Rainbow Media Holdings facility are not permitted to be invested in AMC, The Independent Film Channel or WE.

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

Delivery of Financial Statements

Under the CSC Holdings credit agreement, we are to provide within 60 days after the end of the first three quarters and 120 days after the end of the fiscal year consolidated statements of operations, stockholders' equity and balance sheets for CSC Holdings and its subsidiaries.

With respect to the Rainbow Media Holdings credit agreement, we must furnish within 65 days after the end of each quarter unaudited consolidated balance sheets, statements of income, retained earnings and cash flows for Rainbow Media Holdings and certain of its subsidiaries setting forth, in the case of the statements of income and retained earnings, the financial performance of AMC, IFC and WE. Within 120 days after the end of our fiscal year, we must provide the same financial statements on an audited basis. Both timing deadlines pursuant to this credit agreement will be shortened to the extent the SEC reduces their filing deadlines by a like amount of days.

Regarding our indentures for the public debt issuances, we are required to provide within 30 days after the Company is required to file the same with the SEC, copies of the quarterly reports and annual reports of the Company.

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

Fair Market Value of Equity Derivative Contracts

(dollars in thousands)

Fair market value as of September 30, 2003	$549,136
Less: fair market value at December 31, 2002	705,020
Unrealized loss due to changes in prevailing market conditions, net	$(155,884)
Unrealized gain on underlying stock positions due to changes in prevailing market conditions, net	$212,179

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

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(As Restated)
(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$252,304	$125,940
Accounts receivable trade (less allowance for doubtful accounts of $54,133 and $57,860)	298,781	286,335
Notes and other receivables, current	74,151	78,010
Inventory, prepaid expenses and other current assets	100,740	75,659
Feature film inventory, net	71,611	66,617
Assets held for sale	—	66,733
Advances to affiliates	69,069	178,491
Total current assets	866,656	877,785

Property, plant and equipment, net	4,606,857	4,665,825
Investments in affiliates	52,403	60,049
Investment securities	27	330,456
Investment securities pledged as collateral	1,204,841	662,274
Other investments	3,028	7,438
Notes and other receivables	87,150	96,945
Derivative contracts	608,380	705,020
Other assets	45,861	46,276
Long-term feature film inventory, net	198,218	232,221
Deferred carriage fees, net	121,652	139,578
Franchises, net of accumulated amortization of $2,363 and $1,208	735,308	732,401
Affiliation, broadcast and other agreements, net of accumulated amortization of $327,200 and $278,466	574,953	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $23,191 and $18,448	1,636,876	1,558,024
Deferred financing, acquisition and other costs, net of accumulated amortization of $57,692 and $46,007	88,661	100,101
	$10,830,871	$10,510,146

See accompanying notes to
condensed consolidated financial statements.

	September 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$315,714	$439,158
Accrued liabilities	785,274	879,769
Accounts payable to affiliates	11,696	70,659
Deferred revenue, current	151,337	113,402
Feature film and contract obligations	65,444	72,310
Liabilities held for sale	—	85,625
Liabilities under derivative contracts	25,593	1,395
Current portion of bank debt	350	5,768
Current portion of capital lease obligations	15,624	14,977
Total current liabilities	1,371,032	1,683,063

Feature film and contract obligations, long-term	183,463	229,431
Deferred revenue	16,958	17,479
Deferred tax liability	267,421	177,642
Liabilities under derivative contracts	126,177	104,949
Other long-term liabilities	216,871	225,519
Bank debt, long-term	2,042,213	2,080,000
Collateralized indebtedness	1,604,110	1,234,106
Senior notes and debentures	3,692,467	3,691,772
Subordinated notes and debentures	599,184	599,128
Capital lease obligations, long-term	67,910	71,231
Series H Redeemable Exchangeable Preferred Stock	434,181	—
Series M Redeemable Exchangeable Preferred Stock	1,110,113	—
Minority interests	570,935	626,571
Total liabilities	12,303,035	10,740,891

Series H Redeemable Exchangeable Preferred Stock	—	434,181

Series M Redeemable Exchangeable Preferred Stock	—	1,110,113

Series A Exchangeable Participating Preferred Stock	80,001	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,258,056 and 5,000,000 shares issued	53	50
Paid-in capital	1,061,103	740,493

Accumulated deficit	(2,611,531)	(2,513,792)

	(1,550,375)	(1,773,249)
Accumulated other comprehensive loss	(1,790)	(1,790)
Total stockholder’s deficiency	(1,552,165)	(1,775,039)
	$10,830,871	$10,510,146

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(As Restated)
 (Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues, net	$975,766	$872,387	$2,949,864	$2,702,961

Operating expenses:
Technical and operating	399,980	362,924	1,271,005	1,176,143
Selling, general and administrative	274,809	218,132	813,697	688,430
Other operating income	(9,036)	—	(9,036)	—
Restructuring charges	8,004	72,021	11,423	76,486
Depreciation and amortization	282,013	214,348	785,048	641,767
	955,770	867,425	2,872,137	2,582,826
Operating income	19,996	4,962	77,727	120,135

Other income (expense):
Interest expense	(171,496)	(129,779)	(435,399)	(383,365)
Interest income	4,051	7,526	17,879	22,097
Equity in net income (loss) of affiliates	(2,918)	(6,568)	437,780	(28,840)
Loss on sale of cable assets	(13,644)	—	(13,644)	—
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	52,810	3,798	210,858	(921,803)
Gain (loss) on derivative contracts, net	(39,531)	126,162	(165,782)	944,237
Loss on extinguishment of debt	—	—	—	(17,237)
Minority interests	(13,687)	(4,948)	(36,074)	(28,333)
Miscellaneous, net	(115)	(514)	(2,307)	(1,662)
	(184,530)	(4,323)	13,311	(415,526)
Income (loss) from continuing operations before income taxes and dividend requirements	(164,534)	639	91,038	(295,391)

Income tax (expense) benefit	51,337	12,292	(83,125)	64,750

Income (loss) from continuing operations before dividend requirements	(113,197)	12,931	7,913	(230,641)

Dividend requirements applicable to preferred stock	(1,951)	(43,629)	(92,260)	(130,887)

Loss from continuing operations	(115,148)	(30,698)	(84,347)	(361,528)
Income (loss) from discontinued operations, net of taxes (including loss of $7,657 on sale of the retail electronics business in the nine months ended September 30, 2003)	8,316	(51,546)	(13,392)	(74,510)
Net loss applicable to common shareholder	$(106,832)	$(82,244)	$(97,739)	$(436,038)

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(As Restated)
(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations before dividend requirements	$7,913	$(230,641)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	785,048	641,767
Equity in net (income) loss of affiliates	(437,780)	28,840
Loss on sale of cable assets	13,644	—
Minority interests	36,074	28,333
Write-off of deferred financing costs	—	620
Unrealized loss (gain) on investments, net	(210,858)	921,803
Unrealized loss (gain) on derivative contracts	142,064	(679,981)
Realized gain on derivative contracts	—	(256,576)
Loss on extinguishment of debt	—	17,237
Amortization of deferred financing, discounts on indebtedness and other deferred costs	51,974	51,973
Tax benefit from exercise of stock options	1,073	1,418
Restricted stock charges	16,330	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(98,143)	(260,218)
Net cash provided by operating activities	307,339	264,575

Cash flows from investing activities:
Capital expenditures	(661,937)	(819,547)
Payments for acquisitions, net of cash acquired	(250,406)	—
Proceeds from sale of equipment, net of costs of disposal	7,090	(2,330)
Decrease in investment securities and other investments	3,105	1,204
Additions to intangible assets	(1,750)	(359)
Decrease (increase) in investments in affiliates, net	445,426	(27,879)
Net cash used in investing activities	(458,472)	(848,911)

Cash flows from financing activities:
Proceeds from bank debt	1,314,082	1,357,507
Repayment of bank debt	(1,357,287)	(330,481)
Net proceeds from (repayment of) collateralized indebtedness	330,728	(54,813)
Preferred stock dividends	(87,259)	(130,887)
Capital contribution from Cablevision	53,210	—
Payments on capital lease obligations and other debt	(12,677)	(20,918)
Additions to deferred financing and other costs	(6,016)	(15,449)
Issuance of preferred stock	75,000	—
Net cash provided by financing activities	309,781	804,959

Net increase in cash and cash equivalents from continuing operations	158,648	220,623

Net effect of discontinued operations on cash and cash equivalents	(32,284)	(22,477)

Cash and cash equivalents at beginning of year	125,940	107,990

Cash and cash equivalents at end of period	$252,304	$306,136

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

The effect of adjusting for the acceleration of expenses and for the correction of errors, described above, on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Effect on income from continuing operations:
Acceleration of expenses, net	$—	$(4,726)	$(297)	$(19,984)
Launch and marketing support	(2,337)	(831)	(7,598)	(754)
Other expenses	—	(30)	(62)	(2,880)
Effect of adjustments on equity in net loss of affiliates	—	—	—	(27)
Minority interest, including effect of adjustments	—	611	3	4,569
Gain on investments	—	—	(10,044)	—
Income tax expense	983	2,291	8,015	10,704
Decrease in income from continuing operations	$(1,354)	$(2,685)	$(9,983)	$(8,372)
Decrease in operating income	$(2,337)	$(5,587)	$(7,957)	$(23,618)

The following table sets forth condensed consolidated balance sheets for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts as of September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$252,304	$252,304	$125,940	$125,940
Accounts receivable trade	298,781	298,781	286,335	286,335
Notes and other receivables, current	74,151	74,151	78,010	78,010
Inventory, prepaid expenses and other current assets	100,740	100,740	65,102	75,659
Feature film inventory, net	71,611	71,611	66,617	66,617
Assets held for sale	—	—	66,733	66,733
Advances to affiliates	69,069	69,069	178,491	178,491
Total current assets	866,656	866,656	867,228	877,785

Property, plant and equipment, net	4,606,857	4,606,857	4,666,307	4,665,825
Investments in affiliates	52,403	52,403	59,726	60,049
Investment securities	27	27	310,336	330,456
Investment securities pledged as collateral	1,204,841	1,204,841	662,274	662,274
Other investments	3,028	3,028	17,514	7,438
Notes and other receivables	87,150	87,150	96,945	96,945
Derivative contracts	608,380	608,380	705,020	705,020
Other assets	45,861	45,861	46,276	46,276
Long-term feature film inventory, net	198,218	198,218	232,221	232,221
Deferred carriage fees, net	121,652	121,652	139,578	139,578
Franchises, net	735,308	735,308	732,401	732,401
Affiliation, broadcast and other agreements, net	574,953	574,953	295,753	295,753
Excess costs over fair value of net assets acquired and other intangible assets, net	1,637,073	1,636,876	1,556,573	1,558,024
Deferred financing, acquisition and other costs, net	88,661	88,661	100,101	100,101
	$10,831,068	$10,830,871	$10,488,253	$10,510,146

	September 30, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$314,750	$315,714	$438,449	$439,158
Accrued liabilities	756,315	785,274	863,717	879,769
Accounts payable to affiliates	11,696	11,696	70,659	70,659
Deferred revenue, current	151,337	151,337	113,402	113,402
Feature film and contract obligations	65,444	65,444	72,310	72,310
Liabilities held for sale	—	—	85,625	85,625
Liabilities under derivative contracts	25,593	25,593	1,395	1,395
Current portion of bank debt	350	350	5,768	5,768
Current portion of capital lease obligations	15,624	15,624	14,977	14,977
Total current liabilities	1,341,109	1,371,032	1,666,302	1,683,063

Feature film and contract obligations, long-term	183,463	183,463	229,431	229,431
Deferred revenue	16,958	16,958	17,479	17,479
Deferred tax liability	280,429	267,421	176,655	177,642
Liabilities under derivative contracts	126,177	126,177	104,949	104,949
Other long-term liabilities	215,871	216,871	225,519	225,519
Bank debt, long-term	2,042,213	2,042,213	2,080,000	2,080,000
Collateralized indebtedness	1,604,110	1,604,110	1,234,106	1,234,106
Senior notes and debentures	3,692,467	3,692,467	3,691,772	3,691,772
Subordinated notes and debentures	599,184	599,184	599,128	599,128
Capital lease obligations, long-term	67,910	67,910	71,231	71,231
Series H Redeemable Exchangeable Preferred Stock	434,181	434,181	—	—
Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113	—	—
Minority interests	570,935	570,935	623,897	626,571
Total liabilities	12,285,120	12,303,035	10,720,469	10,740,891

Series H Redeemable Exchangeable Preferred Stock	—	—	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	—	—	1,110,113	1,110,113

Series A Exchangeable Participating Preferred Stock	80,001	80,001	—	—

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock	—	—	—	—
Series B Cumulative Convertible Preferred Stock	—	—	—	—
8% Series D Cumulative Preferred Stock	—	—	—	—
Common Stock	53	53	50	50
Paid-in capital	1,061,103	1,061,103	740,493	740,493

Accumulated deficit	(2,593,419)	(2,611,531)	(2,515,263)	(2,513,792)

	(1,532,263)	(1,550,375)	(1,774,720)	(1,773,249)
Accumulated other comprehensive loss	(1,790)	(1,790)	(1,790)	(1,790)
Total stockholder’s deficiency	(1,534,053)	(1,552,165)	(1,776,510)	(1,775,039)
	$10,831,068	$10,830,871	$10,488,253	$10,510,146

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$975,766	$975,766	$872,419	$872,387

Operating expenses:
Technical and operating	397,978	399,980	361,205	362,924
Selling, general and administrative	274,474	274,809	214,371	218,132
Other operating income	(9,036)	(9,036)	—
Restructuring charges	8,004	8,004	72,021	72,021
Depreciation and amortization	282,013	282,013	214,273	214,348
	953,433	955,770	861,870	867,425
Operating income	22,333	19,996	10,549	4,962

Other income (expense):
Interest expense	(171,496)	(171,496)	(129,779)	(129,779)
Interest income	4,051	4,051	7,526	7,526
Equity in net loss of affiliates	(2,918)	(2,918)	(6,568)	(6,568)
Write-off of deferred financing costs	—	—	—	—
Loss on sale of cable assets	(13,644)	(13,644)	—	—
Gain (loss) on investments, net	52,810	52,810	3,798	3,798
Gain on derivative contracts, net	(39,531)	(39,531)	126,162	126,162
Loss on extinguishment of debt	—	—	—	—
Minority interests	(13,687)	(13,687)	(5,559)	(4,948)
Miscellaneous, net	(115)	(115)	(514)	(514)
	(184,530)	(184,530)	(4,934)	(4,323)
Income (loss) from continuing operations before income taxes and dividend requirements	(162,197)	(164,534)	5,615	639

Income tax benefit	50,354	51,337	10,001	12,292

Income (loss) from continuing operations before dividend requirements	(111,843)	(113,197)	15,616	12,931

Dividend requirements applicable to preferred stock	(1,951)	(1,951)	(43,629)	(43,629)

Loss from continuing operations	(113,794)	(115,148)	(28,013)	(30,698)
Income (loss) from discontinued operations, net of taxes	8,316	8,316	(51,509)	(51,546)
Net loss	$(105,478)	$(106,832)	$(79,522)	$(82,244)

The following table sets forth condensed consolidated statements of operations for the Company, giving effect to the restatement to reflect the expenses in the appropriate period, showing previously reported amounts and restated amounts for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenues, net	$2,949,864	$2,949,864	$2,703,061	$2,702,961

Operating expenses:
Technical and operating	1,262,743	1,271,005	1,167,581	1,176,143
Selling, general and administrative	814,002	813,697	673,697	688,430
Other operating income	(9,036)	(9,036)	—
Restructuring charges	11,423	11,423	76,486	76,486
Depreciation and amortization	785,048	785,048	641,544	641,767
	2,864,180	2,872,137	2,559,308	2,582,826
Operating income	85,684	77,727	143,753	120,135

Other income (expense):
Interest expense	(435,399)	(435,399)	(383,365)	(383,365)
Interest income	17,879	17,879	22,097	22,097
Equity in net loss of affiliates	437,780	437,780	(28,813)	(28,840)
Write-off of deferred financing costs	—	—	(620)	(620)
Loss on sale of cable assets	(13,644)	(13,644)	—	—
Gain (loss) on investments, net	220,902	210,858	(921,803)	(921,803)
Gain on derivative contracts, net	(165,782)	(165,782)	944,237	944,237
Loss on extinguishment of debt	—	—	(17,237)	(17,237)
Minority interests	(36,077)	(36,074)	(32,902)	(28,333)
Miscellaneous, net	(2,307)	(2,307)	(1,662)	(1,662)
	23,352	13,311	(420,068)	(415,526)
Income (loss) from continuing operations before income taxes and dividend requirements	109,036	91,038	(276,315)	(295,391)

Income tax (loss) benefit	(91,140)	(83,125)	54,046	64,750

Income (loss) from continuing operations before dividend requirements	17,896	7,913	(222,269)	(230,641)

Dividend requirements applicable to preferred stock	(92,260)	(92,260)	(130,887)	(130,887)

Loss from continuing operations	(74,364)	(84,347)	(353,156)	(361,528)
Loss from discontinued operations, net of taxes	(13,392)	(13,392)	(74,149)	(74,510)
Net loss	$(87,756)	$(97,739)	$(427,305)	$(436,038)

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

NOTE 2.                                                 RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2003 and 2002 presented in this Form 10-Q/A are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  As of September 30, 2003, the Company recorded losses aggregating $7,657, net of taxes, in connection with this transaction.

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

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $7,657, are summarized as follows:

	Retail Electronics
	Three Months	Nine Months
	Ended September 30, 2003

Revenues, net	$—	$30,842

Loss before income taxes	$(198)	$(19,560)
Income tax benefit	8,514	6,168
Net income (loss)	$8,316	$(13,392)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Retail Electronics	Bravo	Total	Retail Electronics	Bravo	Total

Revenues, net	$135,162	$35,275	$170,437	$404,887	$102,634	$507,521

Income (loss) before income taxes	$(95,769)	$8,337	$(87,432)	$(146,984)	$25,126	$(121,858)
Income tax benefit (expense)	40,223	(4,337)	35,886	61,733	(14,385)	47,348
Net income (loss)	$(55,546)	$4,000	$(51,546)	$(85,251)	$10,741	$(74,510)

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

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts.  Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements.  Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of Statement 149 had an insignificant impact on the Company’s financial condition or results of operations.

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

NOTE 12.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended September 30, 2003 of $51,337 differs from the income tax benefit derived from applying the statutory rate due principally to a non-taxable adjustment related to the exchange right and put option related to the Company’s Series A Exchangeable Participating Preferred Stock and state taxes.

The income tax expense attributable to continuing operations for the nine months ended September 30, 2003 of $83,125 differs from the income tax expense derived from applying the statutory rate due principally to a non-deductible expense related to the exchange right and put option related to the Company’s Series A Exchangeable Participating Preferred Stock, state taxes, and an adjustment to the deferred tax rate.

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

NOTE 14.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Gross carrying amount of amortizable intangible assets
Franchises	$5,823	$1,761
Affiliation agreements	746,641	418,707
Broadcast rights	112,586	112,586
Player contracts	42,926	42,926
Other intangibles	189,928	115,680
	1,097,904	691,660

Accumulated amortization
Franchises	2,363	1,208
Affiliation agreements	229,533	190,809
Broadcast rights	56,239	49,920
Player contracts	41,428	37,737
Other intangibles	28,840	21,690
	358,403	301,364

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over fair value of net assets acquired and other	1,475,788	1,464,034
	2,207,636	2,195,882

Total intangibles	$2,947,137	$2,586,178

Aggregate amortization expense
Nine months ended September 30, 2003 and year ended December 31, 2002	$54,629	$56,020

Estimated amortization expense
Year ending December 31, 2003		$71,669
Year ending December 31, 2004		89,995
Year ending December 31, 2005		77,495
Year ending December 31, 2006		73,932
Year ending December 31, 2007		72,081

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the nine months ended September 30, 2003 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Excess costs over the fair value of net assets acquired
Balance as of December 31, 2002	$206,971	$1,152,131	$89,968	$13,558	$1,462,628
Excess costs over the fair value of net assets acquired, net of taxes	1,558	—	7,705	2,411	11,674
Balance as of September 30, 2003	$208,529	$1,152,131	$97,673	$15,969	$1,474,302

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net from continuing operations

Telecommunications Services	$693,515	$605,254	$1,992,338	$1,801,764
Rainbow	190,424	163,651	555,643	468,332
Madison Square Garden	107,780	116,738	449,380	477,639
All other	20,955	23,099	61,700	64,589
Intersegment eliminations	(36,908)	(36,355)	(109,197)	(109,363)
Total	$975,766	$872,387	$2,949,864	$2,702,961

Adjusted operating cash flow from continuing operations

Telecommunications Services	$274,159	$249,492	$773,329	$703,469
Rainbow	52,592	25,871	127,309	38,702
Madison Square Garden	16,238	15,744	39,543	75,268
All Other	(31,548)	5,512	(44,363)	(30,600)
Total	$311,441	$296,619	$895,818	$786,839

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net from continuing operations

Total revenue for reportable segments	$991,719	$885,643	$2,997,361	$2,747,735
Other revenue and intersegment eliminations	(15,953)	(13,256)	(47,497)	(44,774)
Total consolidated revenue	$975,766	$872,387	$2,949,864	$2,702,961

Adjusted operating cash flow to income (loss) from continuing operations before income taxes

Total adjusted operating cash flow for reportable segments	$342,989	$291,107	$940,181	$817,439
Other adjusted operating cash flow	(31,548)	5,512	(44,363)	(30,600)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(282,013)	(214,348)	(785,048)	(641,767)
Stock plan income (expense)	(1,428)	(5,288)	(21,620)	51,549
Restructuring charges	(8,004)	(72,021)	(11,423)	(76,486)
Interest expense	(171,496)	(129,779)	(435,399)	(383,365)
Interest income	4,051	7,526	17,879	22,097
Equity in net income (loss) of affiliates	(2,918)	(6,568)	437,780	(28,840)
Loss on sale of cable assets	(13,644)	—	(13,644)	—
Write-off of deferred financing costs	—	—	—	(620)
Gain (loss) on investments, net	52,810	3,798	210,858	(921,803)
Gain (loss) on derivative contracts, net	(39,531)	126,162	(165,782)	944,237
Loss on extinguishment of debt	—	—	—	(17,237)
Minority interests	(13,687)	(4,948)	(36,074)	(28,333)
Miscellaneous, net	(115)	(514)	(2,307)	(1,662)
Income (loss) from continuing operations before income taxes and dividend requirements	$(164,534)	$639	$91,038	$(295,391)

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