Form 10-K/A
period 2003-12-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2004-07-30
CIK 784681, 1053112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Cablevision Systems Corporation	Yes	☒	No	☐
CSC Holdings, Inc.	Yes	☒	No	☐

Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on June 30, 2003:  $4,415,967,510.

Number of shares of common stock outstanding as of March 1, 2004:

Cablevision NY Group Class A Common Stock -	219,592,291
Cablevision NY Group Class B Common Stock -	67,214,237
CSC Holdings, Inc. Common Stock -	5,258,056

Documents incorporated by reference - The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing are amended in their entirety and the complete text of those Items is set out in this Amendment No. 1:

Explanatory Note

Part II

Item 6.	Exhibits and Reports on Form 8-K

Item 9A.	Controls and Procedures

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The other Items of the Original Filing have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE ONLY CHANGES TO THE ORIGINAL FILING ARE THOSE DESCRIBED ABOVE.  OTHERWISE, THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1 IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH SUBSEQUENT INFORMATION OR EVENTS INCLUDE, AMONG OTHERS, THE INFORMATION AND EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004 AND THE INFORMATION AND EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF SUCH SUBSEQUENT INFORMATION AND EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE THE DATE OF THE ORIGINAL FILING, WHICH UPDATE AND SUPERCEDE CERTAIN INFORMATION CONTAINED IN THE ORIGINAL FILING AND THIS AMENDMENT NO. 1.

EXPLANATORY NOTE

In this Form 10-K, Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”) are restating the consolidated financial statements for the years ended December 31, 2002 and 2001, as previously reported in their Annual Reports on Form 10-K for 2002 and 2001.  See Note 2 to Consolidated Financial Statements.  We have also included under “Item 6.  Selected Financial Data,” restated financial information for the years ended December 31, 2000 and 1999.  These restatements are being made to reflect the effects of the following items on the Registrants’ previously reported financial information:

•                  Restatements of the Company’s consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 to record the effect of adjustments for expenses improperly recognized in earlier periods that should have been recognized in later periods and restatements of the Company’s consolidated statements of operations for those years and for the year ended December 31, 1999 to record the effect of adjustments with respect to the timing of the recognition of launch and marketing support payments, errors made in 1999 regarding minority interests and an error with respect to the timing of the recognition of a 2002 gain on marketable securities as outlined below:

	Increases (decreases)
	Years Ended December 31,
	2002 (a)	2001 (a)	2000 (b)	1999 (c)
	(in thousands, except for per share information)

Revenue	$(119)	$240	$(20)	$—

Technical and operating	5,001	17,769	(76)	4,395
Selling, general and administrative	3,096	3,981	(16,093)	3,418
Depreciation and amortization	274	264	(14,092)	14,282
Operating income	(8,490)	(21,774)	30,241	(22,095)

Equity in net loss of affiliates	(297)	210	413	—
Minority interests	(1,797)	1,011	(5,954)	4,572
Gain on investments	10,044	—	—	—
Gain on sale of programming interests	—	(1,263)	—	—
Income from continuing operations before taxes	3,648	(24,258)	35,782	(26,667)
Income tax expense	(343)	1,532	(521)	—
Income from continuing operations	3,991	(25,790)	36,303	(26,667)
Income of discontinued operations, net of taxes	(220)	(493)	(566)	—
Net income	$3,771	$(26,283)	$36,869	$(26,667)
Basic and diluted net income per share	$0.01	$(0.10)	$0 .13	$(0.11)

(a)                                  See Note 2 to Consolidated Financial Statements for information on the restatement of the financial statements for this period.

(b)                                 This information has been derived from unaudited consolidated financial statements of Cablevision and CSC Holdings that have been restated to account for improperly recorded expenses as discussed in Note 2 to the Consolidated Financial Statements and to reflect certain other adjustments.  The adjusting amounts relate primarily to expenses recorded in 2000 that should have been recorded in later periods, the correction of an error made in recording minority interests, and adjustments for launch and marketing support payments that should have been recognized in different periods, as described below.

(c)                                  This information has been derived from unaudited consolidated financial statements of Cablevision and CSC Holdings that have been restated to reflect adjustments relating primarily to correction of an error made in recording minority interests and adjustments for launch and marketing support payments that should have been recognized in different periods, as described below.  The investigation into improper expense recognition, described in Note 2 to Consolidated Financial Statements, identified $16.8 million of operating expenses that were improperly recognized in 1999 and should have been recognized in 2000 and later periods.  As part of the restatement of our financial statements for 2000 and later periods, we recorded those expenses in the appropriate period.  However, we did not restate the 1999 financial statements to remove those expenses because the investigation into the improper expense accruals did not extend to periods prior to 1999.  We did not have sufficient data to appropriately adjust the 1999 results to include in that year expenses that may have been improperly accelerated in earlier periods.

•                  Restatement of the Company’s consolidated statements of cash flows for the years ended December 31, 2002 and 2001 to record the effect of the restatements to the consolidated statements of operations described above; and

•                  Restatement of our consolidated balance sheet as of December 31, 2002 to record the cumulative effect of the improperly accelerated expenses and other adjustments described above.  The balance sheet data as of December 31, 2001, 2000 and 1999 included under “Item 6.  Selected Financial Data” has also been restated to reflect the impact of these items.

The effect of adjusting for the acceleration of expenses and for the other adjustments, described above, on the Company’s consolidated statement of operations for the years ended December 31, 2002, 2001, 2000 and 1999 is as follows:

	2002	2001	2000	1999
Effect on income from continuing operations:
Acceleration of expenses, net (i)	$(5,379)	$(3,816)	$10,154	$—
Launch and marketing support (ii)	(2,202)	(21,573)	5,030	(4,395)
Other expenses, net (iii)	(909)	3,615	15,057	(17,700)
Effect of adjustments on equity in net loss of affiliates (iv)	297	(210)	(413)	—
Minority interest, including effect of adjustments (v)	1,797	(1,011)	5,954	(4,572)
Gain on investments (vi)	10,044	—	—	—
Effect of adjustments on gain on sale of programming interests (vii)	—	(1,263)	—	—
Income tax expense (viii)	343	(1,532)	521	—
Increase (decrease) in income from continuing operations	$3,991	$(25,790)	$36,303	$(26,667)

Increase (decrease) in operating income	$(8,490)	$(21,774)	$30,241	$(22,095)

(i)                         Reflects adjustments for certain payments and accruals that were improperly recognized as expenses of a period in which services had not yet been rendered or liabilities had not yet been incurred.  Such expenses related primarily to sales and marketing, original production and event production activities.  The improper recognition of sales and marketing expenses related primarily to promotional activities that had not yet occurred and affiliate promotional activities that were not yet complete.  The original production accelerations resulted from recording as expense certain transactions related to services that had not yet been performed by vendors involved in the production process.  The event production accelerations resulted from the recording, as expense, of items related to future events such as trade shows that had not yet occurred.  In substantially all cases, these items were improperly recorded as expenses on the basis of vendor invoices that inaccurately or inadequately described the period in which services were rendered, and which were inappropriately approved by business unit personnel.

(ii)                      Principally represents adjustments relating to the timing of recognition of launch support, marketing and other payments.  The adjustments: (i) reverse decisions concerning the periods in which certain launch support, marketing and other payments under affiliation agreements with certain programming providers were recognized, and (ii) as to two other related affiliation agreements, reverse the decision that was originally made to amortize launch support payments over the term of just one of the agreements and, instead, to amortize those payments over the full term of both related agreements.  The Company has provided information with respect to these adjustments to the staff of the Division of Corporation Finance of the Securities and Exchange Commission in connection with the Company’s response to the staff’s comments on the Company’s filings under the Securities Exchange Act of 1934.

(iii)                   Primarily consists of errors made with respect to (1) the timing of the recording of an adjustment to minority interests in the Company’s News 12 New Jersey subsidiary, (2) the timing of the recognition of certain charitable contributions made by the Company, (3) the timing of the recognition of certain real estate broker’s commissions earned by the Company and (4) the timing and amount of termination of a contractual obligation.

(iv)                  Reflects the net impact of the adjustments related to the acceleration of expenses on equity in net loss of affiliates.

(v)                     Includes adjustments to correct an error with respect to minority interests that resulted from a journal entry being recorded in reverse, as well as the effect of all other restatement adjustments on minority interests.

(vi)                  Represents adjustments to correct an error with respect to the timing of the recognition of a gain on the Company’s investment in marketable securities of LeapFrog Enterprises, Inc.

(vii)               Reflects the net impact of the adjustments on gain on sale of programming interests.

(viii)            Reflects the net impact of the adjustments on the Company’s income tax expense.

Item 6.      Selected Financial Data

SELECTED FINANCIAL AND STATISTICAL DATA

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision and CSC Holdings.  Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Charles F. Dolan or affiliates of Mr. Dolan which were recorded at historical cost.  Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition.  CSC Holdings’ operating, balance sheet and statistical data prior to April 5, 1999 has been restated to include the financial position, results of operations and statistical information of the systems acquired from Tele-Communications, Inc. from March 4, 1998, the date of acquisition by the Company.  See Note 2 of the consolidated financial statements of Cablevision and CSC Holdings for a discussion regarding the restatements of our financial statements. The selected financial data presented below should be read in conjunction with the consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

Cablevision Systems Corporation

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated) (a)	(As Restated) (a)	(As Restated) (b)	(As Restated) (c)
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$4,177,148	$3,801,835	$3,595,047	$3,636,523	$3,268,600
Operating expenses:
Technical and operating	1,909,906	1,707,231	1,685,252	1,631,463	1,471,802
Selling, general and administrative	1,173,162	955,866	963,432	985,627	1,070,225
Other operating income	(8,993)	—	—	—	—
Restructuring charges	10,725	74,091	42,722	—	—
Depreciation and amortization	1,060,651	873,648	1,115,494	976,164	870,953
Operating income (loss)	31,697	190,999	(211,853)	43,269	(144,380)
Other income (expense):
Interest expense, net	(603,136)	(484,041)	(517,851)	(551,915)	(456,593)
Equity in net income (loss) of affiliates	429,732	(42,375)	(68,206)	(17,098)	(19,234)
Gain (loss) on sale of cable assets and programming interests, net	(13,644)	—	2,174,664	1,209,865	—
Impairment charges on At Home investment	—	—	(108,452)	(139,682)	—
Gain (loss) on investments, net	235,857	(881,394)	109,355	(6,747)	(4,239)
Write-off of deferred financing costs	(388)	(6,931)	(18,770)	(5,209)	(4,425)
Gain (loss) on derivative contracts, net	(208,323)	924,037	281,752	—	—
Loss on extinguishment of debt	—	(17,237)	(15,348)	—	—
Gain on termination of At Home agreement	—	—	25,190	—	—
Minority interests	(138,168)	(220,568)	(372,694)	(153,884)	(122,313)
Miscellaneous, net	3,624	(5,656)	(8,919)	(5,545)	4,277
Income (loss) from continuing operations before taxes	(262,749)	(543,166)	1,268,868	373,054	(746,907)
Income tax benefit (expense)	(20,367)	74,382	(225,577)	(67,669)	(35,560)
Income (loss) from continuing operations	(283,116)	(468,784)	1,043,291	305,385	(782,467)
Income (loss) from discontinued operations, net of taxes (including loss on the sale of the retail electronics business of $8,382 in 2003 and gain on sale of programming interests of $663,352 in 2002)	(14,123)	562,667	(61,841)	(39,263)	(44,807)
Net income (loss)	$(297,239)	$93,883	$981,450	$266,122	$(827,274)

See Notes on page 5.

Cablevision Systems Corporation

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated) (a)	(As Restated) (a)	(As Restated) (b)	(As Restated) (c)
	(dollars in thousands, except per share data)
INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share

Income (loss) from continuing operations	$(0.99)	$(1.60)	$3.70	$1.10	$(3.13)

Income (loss) from discontinued operations	$(0.05)	$1.92	$(0.22)	$(0.14)	$(0.18)

Net income (loss)	$(1.04)	$0.32	$3.48	$0.96	$(3.31)

Basic weighted average common shares (in thousands)	285,486	293,516	281,938	277,473	249,696

Diluted net income (loss) per common share

Income (loss) from continuing operations	$(0.99)	$(1.60)	$3.65	$1.09	$(3.13)

Income (loss) from discontinued operations	$(0.05)	$1.71	$(0.22)	$(0.14)	$(0.18)

Net income (loss)	$(1.04)	$0.29	$3.43	$0.95	$(3.31)

Diluted weighted average common shares (in thousands)	285,486	331,959	285,731	280,751	249,696

Cash dividends declared per common share	—	—	—	—	—

Notes:

(a)                                  See Note 2 to Consolidated Financial Statements for information on the restatement of the financial statements for this period.

(b)                                 The Operating Data and Balance Sheet Data for 2000 have been derived from unaudited consolidated financial statements of Cablevision and CSC Holdings that have been restated to account for improperly recorded expenses as discussed in Note 2 to the Consolidated Financial Statements and to reflect certain other adjustments.  The adjusting amounts relate primarily to expenses recorded in 2000 that should have been recorded in later periods, the correction of an error made in recording minority interests, and adjustments for launch and marketing support payments that should have been recognized in different periods, as described below.

(c)                                  The Operating Data and Balance Sheet Data for 1999 have been derived from unaudited consolidated financial statements of Cablevision and CSC Holdings that have been restated to reflect adjustments relating primarily to a correction of an error made in recording minority interests and adjustments for launch and marketing support payments that should have been recognized in different periods, as described below.  The investigation into improper expense recognition, described in Note 2 to Consolidated Financial Statements, identified $16.8 million of operating expenses that were improperly recognized in 1999 and should have been recognized in 2000 and later periods.  As part of the restatement of our financial statements for 2000 and later periods, we recorded those expenses in the appropriate period.  However, we did not restate the 1999 financial statements to remove those expenses because the investigation into the improper expense accruals did not extend to periods prior to 1999.  We did not have sufficient data to appropriately adjust the 1999 results to include in that year expenses that may have been improperly accelerated in earlier periods.

Cablevision Systems Corporation

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated) (a)	(As Restated) (a)	(As Restated) (b)	(As Restated) (c)
	(dollars in thousands, except per subscriber data)
Balance Sheet Data:
Total assets	$11,189,199	$10,597,458	$10,299,665	$8,286,929	$7,130,308
Total debt	8,501,417	7,696,982	6,965,261	6,459,076	5,987,593
Minority interests	580,766	626,571	870,675	591,329	611,436
Preferred stock of CSC Holdings	1,624,295	1,544,294	1,544,294	1,544,294	1,404,511
Stockholders’ deficiency	(1,989,802)	(1,722,361)	(1,588,206)	(2,505,898)	(3,093,749)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statistical Data:

Cable:
Homes passed by cable	4,401,000	4,369,000	4,337,000	4,698,000	5,200,000
Basic service subscribers	2,944,000	2,963,000	3,008,000	3,193,000	3,492,000
Basic service subscribers as a percentage of homes passed	66.9%	67.8%	69.4%	68.0%	67.2%
Number of premium television units	8,040,000	6,462,000	7,100,000	7,767,000	7,715,000
Average number of premium units per basic subscriber at period end	2.7	2.2	2.4	2.4	2.2
Recurring revenue for the last month in the period (1)	$160,864	$152,056	$147,773	$148,498	$154,719
Average number of subscribers for the last month in the period (1)	2,947,856	2,964,965	3,008,890	3,188,523	3,485,875
Average monthly revenue per basic subscriber (1)	$54.57	$51.28	$49.11	$46.57	$44.38

High-Speed Data Service:
Homes released (2)	4,401,000	3,696,000	2,975,000	2,000,000	978,000
Customers	1,057,000	770,100	506,700	238,500	52,100
Customers as a percentage of homes released	24.0%	20.8%	17.0%	11.9%	5.3%

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

See Notes on page 5.

CSC Holdings, Inc.

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated) (a)	(As Restated) (a)	(As Restated) (b)	(As Restated) (c)
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$4,177,148	$3,801,835	$3,595,047	$3,636,523	$3,268,600
Operating expenses:
Technical and operating	1,909,906	1,707,231	1,685,252	1,631,463	1,471,802
Selling, general and administrative	1,173,162	955,866	963,432	985,627	1,070,225
Other operating income	(8,993)	—	—	—	—
Restructuring charges	10,725	74,091	42,722	—	—
Depreciation and amortization	1,060,651	873,648	1,115,494	976,164	870,953
Operating income (loss)	31,697	190,999	(211,853)	43,269	(144,380)
Other income (expense):
Interest expense, net	(599,346)	(484,041)	(517,851)	(551,915)	(456,593)
Equity in net income (loss) of affiliates	429,732	(42,375)	(68,206)	(17,098)	(19,234)
Gain (loss) on sale of cable assets and programming interests, net	(13,644)	—	2,174,664	1,209,865	—
Impairment charges on At Home investment	—	—	(108,452)	(139,682)	—
Gain (loss) on investments, net	235,857	(881,394)	109,355	(6,747)	(4,239)
Write-off of deferred financing costs	(388)	(6,931)	(18,770)	(5,209)	(4,425)
Gain (loss) on derivative contracts, net	(208,323)	924,037	281,752	—	—
Loss on extinguishment of debt	—	(17,237)	(15,348)	—	—
Gain on termination of At Home agreement	—	—	25,190	—	—
Minority interests	(45,908)	(46,052)	(198,178)	11,420	47,774
Miscellaneous, net	3,624	(5,656)	(8,919)	(5,545)	4,277
Income (loss) from continuing operations before income taxes and dividend requirements	(166,699)	(368,650)	1,443,384	538,358	(576,820)
Income tax benefit (expense)	(21,959)	74,382	(225,577)	(67,669)	(35,560)
Income (loss) from continuing operations before dividend requirements	(188,658)	(294,268)	1,217,807	470,689	(612,380)
Dividend requirements applicable to preferred stock	(92,260)	(174,516)	(174,516)	(165,304)	(170,087)
Income (loss) from continuing operations	(280,918)	(468,784)	1,043,291	305,385	(782,467)
Income (loss) from discontinued operations, net of taxes (including loss on the sale of the retail electronics business of $8,382 in 2003 and gain on sale of programming interests of $663,352 in 2002)	(14,123)	562,667	(61,841)	(39,263)	(44,807)
Net income (loss) applicable to common shareholder	$(295,041)	$93,883	$981,450	$266,122	$(827,274)

See Notes on page 5.

CSC Holdings, Inc.

	Years Ended December 31,
	2003	2002	2001	2000	1999
		(As Restated) (a)	(As Restated) (a)	(As Restated) (b)	(As Restated) (c)
	(dollars in thousands, except per subscriber data)
Balance Sheet Data:
Total assets	$11,200,521	$10,597,458	$10,299,665	$8,286,929	$7,130,308
Total debt	8,501,417	7,696,982	6,965,261	6,459,076	5,987,593
Minority interests	580,766	626,571	870,675	591,329	611,436
Redeemable preferred stock	1,544,294	1,544,294	1,544,294	1,544,294	1,404,511
Exchangeable preferred stock	80,001	—	—	—	—
Stockholder’s deficiency	(1,979,931)	(1,775,039)	(1,637,644)	(2,542,822)	(3,105,079)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statistical Data:

Cable:
Homes passed by cable	4,401,000	4,369,000	4,337,000	4,698,000	5,200,000
Basic service subscribers	2,944,000	2,963,000	3,008,000	3,193,000	3,492,000
Basic service subscribers as a percentage of homes passed	66.9%	67.8%	69.4%	68.0%	67.2%
Recurring revenue for the last month in the period (1)	$160,864	$152,056	$147,773	$148,498	$154,719
Average number of subscribers for the last month in the period (1)	2,947,856	2,964,965	3,008,890	3,188,523	3,485,875
Average monthly revenue per basic subscriber (1)	$54.57	$51.28	$49.11	$46.57	$44.38

High-Speed Data Service:
Homes released (2)	4,401,000	3,696,000	2,975,000	2,000,000	978,000
Customers	1,057,000	770,100	506,700	238,500	52,100
Customers as a percentage of homes released	24.0%	20.8%	17.0%	11.9%	5.3%

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

See Notes on page 38.

Item 9A.         Controls and Procedures.

Wilmer Cutler Pickering LLP has completed its investigation of improper expense recognition and has made recommendations with respect to improvements in internal controls.  The Company had already begun implementing new policies and procedures that covered the same subjects as certain of the Wilmer Cutler recommendations including:

•                  adoption of vendor payment guidelines, signature and password protection, and communication of information to those responsible for the preparation of financial statements (implementation was largely complete by the end of the first quarter of 2003);

•                  enhancements and reinforcements of existing policies and procedures, including those related to expense recognition and accruals and required support for payments and accruals (implementation was largely complete by the end of the first quarter of 2003); and

•                  additional required support and approval for certain types of payments and accruals (implementation was largely complete by the end of the first quarter of 2003).

The Company continues to reinforce existing policies and procedures and adopt new policies and procedures as other recommendations made by Wilmer Cutler are in the process of being implemented.  In April 2004, the Company plans to adopt a Code of Ethics for directors, officers and employees (which includes a code of ethics for senior financial officers) and procedures for any person who has a concern with respect to accounting, internal accounting controls or auditing matters to communicate those concerns in a confidential or anonymous manner to the Company’s Audit Committee by contacting a designated confidential contact organization.  Other recommendations in the process of being implemented by the Company are as follows:

•                  additional internal audit procedures are expected to be implemented commencing in the second quarter of 2004;

•                  additional training and education of employees of the operating units responsible for accumulating information for and used in the preparation of financial statements are expected to be implemented commencing in the fourth quarter of 2004; and

•                  reassessment and improvement of the structure and accountability of employees responsible for accumulating information for and used in the preparation of financial statements are expected to be implemented commencing in the fourth quarter of 2004.

PART IV

Item 15.                                                       Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

3.        The Index to Exhibits is on page 15.

(b)    Reports on Form 8-K:

Cablevision Systems Corporation filed current reports on Form 8-K with the Commission on October 23, 2003 and November 12, 2003.

CSC Holdings, Inc. filed current reports on Form 8-K with the Commission on October 23, 2003 and November 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this amendment to the report to be signed on their behalf by the undersigned, thereunto duly authorized on the 29th day of July, 2004.

Cablevision Systems Corporation
CSC Holdings, Inc.

By:	/s/ William J. Bell
Name:	William J. Bell
Title:	Vice Chairman and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision Systems Corporation’s Proxy Statement, dated October 10, 2000, as supplemented, (the “2000 Proxy Statement”)).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

3.3

Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

3.4	Bylaws of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

3.5

Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.1 of CSC Holdings’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).

3.6

Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.2 of CSC Holdings’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).

4.1

Certificate of Designations for CSC Holdings’ Series H Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1E to CSC Holdings’ Registration Statement on Form S-4, Registration No. 33-63691).

4.2

Certificate of Designations for CSC Holdings’ Series M Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1(f) to CSC Holdings’ Registration Statement on Form S-4, Registration No. 333-00527).

4.3

Indenture dated as of December 1, 1997 relating to CSC Holdings’ $500,000,000 7-7/8% Senior Notes due 2007 (incorporated by reference to Exhibit 4.4 to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547 (the “S-4”)).

4.4

Indenture dated as of February 15, 1993 relating to CSC Holdings’ $200,000,000 9-7/8% Senior Subordinated Debentures due 2013 (incorporated herein by reference to Exhibit 4.3 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the “1992 10-K”)).

4.5

Indenture dated as of April 1, 1993 relating to CSC Holdings’ $150,000,000 9-7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to CSC Holdings’ Registration Statement on Form S-4, Registration No. 33-61814).

EXHIBIT NO.	DESCRIPTION

4.6

Supplemental Indenture dated as of November 1, 1995 between CSC Holdings and the Bank of New York, Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to CSC Holdings’ Current Report on Form 8-K, filed November 1, 1995).

4.7

Indenture dated as of November 1, 1995 relating to CSC Holdings’ $250,000,000 10-1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit 99.6 to CSC Holdings’ Current Report on Form 8-K filed November 1, 1995).

4.8

Indenture dated August 15, 1997 relating to CSC Holdings’ $400,000,000 8-1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings’ Registration Statement on Form S-4, Registration No. 333-38013).

4.9	Senior Indenture, dated as of July 1, 1998 (incorporated by reference to Exhibit 4.1 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 333-57407).

4.10	Subordinated Indenture, dated as of July 1, 1998 (incorporated by reference to Exhibit 4.2 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 333-57407).

4.11

Indenture dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7-5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.12

Indenture dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8-1/8% Senior Notes due 2009 and 8-1/8% Series B Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (Registration No. 333-84449)).

4.13	Certificate of Designations for CSC Holdings, Inc. 10% Series A Exchangeable Participating Preferred Stock. (incorporated herein by reference to Exhibit 10.13 to the 2002 10-K).

10.1

Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings’ Registration Statement on Form S-1, Registration No. 033-01936 (“CSC Holdings’ Form S-1”)).

10.2	Registration Rights Agreement between Cablevision Company and CSC Holdings (incorporated herein by reference to Exhibit 10.2 to CSC Holdings’ Form S-1).

10.3	Form of Right of First Refusal Agreement between Dolan and CSC Holdings (incorporated herein by reference to Exhibit 10.4 to CSC Holdings’ Form S-1).

10.4	Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings’ Form S-1).

EXHIBIT NO.	DESCRIPTION

10.5	Employment Agreement between Charles F. Dolan and CSC Holdings dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings’ Form S-1).

10.6

Employment Agreement, dated as of November 7, 2002, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit (d)(3) to Cablevision Systems Corporation’s Schedule TO Tender Offer Statement dated January 23, 2002 (“Schedule TO”)).

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

10.9	1985 Employee Stock Plan (incorporated herein by reference to Exhibit 10.5 to CSC Holdings’ Form S-1).

10.10	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.11	Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit C to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.12	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.13

Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

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

EXHIBIT NO.	DESCRIPTION

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

10.20

Third Amendment, dated July 28, 1999, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.27 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”)).

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

EXHIBIT NO.	DESCRIPTION

10.23

Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).

10.24

Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities and the Investors (incorporated herein by reference to Exhibit 4.1 to CSC Holdings’ Current Report on Form 8-K dated March 4, 1998).

10.25

Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the lenders that are parties thereto (the “Banks”), Toronto Dominion (Texas), Inc., as Administrative Agent, TD Securities (USA) Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Co-Book Managers, Bank of America, N.A., as Syndication Agent, The Bank of New York and The Bank of Nova Scotia, as Co-Documentation Agents and Arrangers, The Chase Manhattan Bank, as Co-Documentation Agent, Fleet National Bank, J.P. Morgan Securities Inc., Mizuho Financial Group and Salomon Smith Barney Inc., as Arrangers, Bank of Montreal, Barclays Bank PLC, BNP Paribas, Credit Lyonnais New York Branch, Dresdner Bank AG, New York and Grand Cayman branches, First Union National Bank and Royal Bank of Canada, as Managing Agents and Société Générale and Suntrust Bank, as Co-Agents (incorporated by reference to Exhibit 10.33 to the 2001 Form 10-K).

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

10.28

Amendment No. 3 and Waiver, dated August 14, 2002, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”)).

10.29

Asset Purchase Agreement, dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P., and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation’s Current Report on Form 8-K filed on December 17, 1999 (the “December 1999 8-K”)).

EXHIBIT NO.	DESCRIPTION

10.30

Agreement and Plan of Reorganization, dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc., Adelphia General Holdings II, Inc. and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.2 of the December 1999 8-K).

10.31

Agreement and Plan of Merger, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Massachusetts, Inc., AT&T Corp. and AT&T CSC, Inc. (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation’s Current Report on Form 8-K filed on May 5, 2000 (the “May 2000 8-K”)).

10.32

Asset Exchange Agreement, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Brookline, L.P., Cablevision of Boston, Inc. and AT&T Corp. (incorporated herein by reference to Exhibit 99.2 of the May 2000 8-K).

10.33

Letter Agreement dated January 31, 2001, among Cablevision Systems Corporation, Rainbow Media Holdings, Inc., Metro-Goldwyn-Mayer Inc., American Movie Classics Holding Corporation, AMC II Holding Corporation, Bravo Holding Corporation, and Bravo II Holding Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation’s Current Report on Form 8-K filed on February 5, 2001).

10.34

Amended and Restated Loan Agreement, dated as of December 19, 2003, among Rainbow Media Holdings LLC, as Borrower; the Guarantors party hereto, as Guarantors; Banc Of America Securities LLC, TD Securities (USA) Inc. and The Bank of Nova Scotia, as Co-Lead Arrangers and Co-Book Runners; Bank of America, N.A. and The Bank of Nova Scotia, as Co-Syndication Agents; Wachovia Bank, National Association and General Electric Capital Corporation, as Co-Documentation Agents; Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.34 of the 2003 Form 10-K).

10.35

Agreement and Plan of Merger and Exchange, dated as of November 4, 2002, by and between Cablevision Systems Corporation, Bravo Holding Corporation, Bravo II Holding Corporation, Rainbow Media Group, LLC, National Broadcasting Company, Inc., NBC-Rainbow Holding, Inc. and Applause Acquisition Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision System Corporation’s Current Report on Form 8-K dated November 6, 2002).

10.36

Asset Purchase Agreement, dated as of December 19, 2002, by and among Northcoast Communications, L.L.C., Boston Holding, LLC, New York PCS Holding, LLC and Cellco Partnership d/b/a Verizon Wireless (incorporated herein by reference to Exhibit 99.1 of Cablevision System Corporation’s Current Report on Form 8-K dated December 23, 2002).

10.37

Registration Rights Agreement, dated as of February 5, 2003, between Cablevision Systems Corporation and Quadrangle Capital Partners LP. (incorporated herein by reference to Exhibit 10.39 to the 2002 10-K).

EXHIBIT NO.	DESCRIPTION

10.38

Purchase Agreement, dated as of June 27, 2003, by and among Rainbow Media Holdings, Inc., American Movie Classics III Holding Corporation, American Movie Classics IV Holding Corporation, IFC II Holding Corporation, IFC III Holding Corporation, Metro-Goldwyn-Mayer Inc., MGM Networks U.S. Inc and, solely for purposes of Sections 2.02(b), 2.02(c), 5.01, 10.05, 10.08 and 10.11, Cablevision Systems Corporation (incorporated herein by reference to Exhibit 10.38 of the 2003 Form 10-K).

10.39	Registration Rights Agreement, dated as of July 18, 2003, between Cablevision Systems Corporation, and MGM Networks U.S. Inc. (incorporated herein by reference to Exhibit 10.39 of the 2003 Form 10-K).

10.40

Purchase Agreement, dated as of December 12, 2003, by and among Fox Sports Net Bay Area Holdings, LLC, Fox Sports Net Chicago Holdings, LLC and Fox Sports Net, LLC and Regional Pacific Holdings II, L.L.C. and Regional Chicago Holdings II, L.L.C. (incorporated herein by reference to Exhibit 10.40 of the 2003 Form 10-K).

10.41

Agreement and Plan of Merger, dated as of March 6, 2000 by and between Cablevision of Michigan, Inc., CSC Holdings, Inc. and Charter Communications, Inc. (incorporated herein by reference to Exhibit 10.41 of the 2003 Form 10-K).

10.42	1985 Employee Stock Plan (incorporated herein by reference to Exhibit 10.5 to CSC Holdings’ Form S-1).

10.43

Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated herein by reference to Exhibit 10.43 of the 2003 Form 10-K).

10.44

Retirement Agreement, dated as of June 23, 2003, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.45

Amendment to Retirement Agreement, dated as of January 2, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.45 of the 2003 Form 10-K).

10.46	Extension to Employment Agreement, dated as of March 12, 2004, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit 10.46 of the 2003 Form 10-K).

10.47	Consulting Agreement, dated as of January 27, 2001, by and between Cablevision Systems Corporation and John Tatta (incorporated herein by reference to Exhibit 10.47 of the 2003 Form 10-K).

EXHIBIT NO.	DESCRIPTION

10.48	Extension to Consulting Agreement, dated March 12, 2004, by and between Cablevision Systems Corporation and John Tatta (incorporated herein by reference to Exhibit 10.48 of the 2003 Form 10-K).

10.49	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 of the 2003 Form 10-K).

10.50	Cablevision 401(k) Savings Plan (incorporated herein by reference to Exhibit 10.47 to the 1992 10-K).

21	Subsidiaries of the Registrants (incorporated herein by reference to Exhibit 21 to the 2003 Form 10-K).

23.1	Consent of Independent Auditors (incorporated herein by reference to Exhibit 23.1 to the 2003 Form 10-K).

23.2	Consent of Independent Auditors (incorporated herein by reference to Exhibit 23.2 to the 2003 Form 10-K).

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO