Form 10-Q
period 2004-06-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2004-08-09
CIK 784681, 1053112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Number of shares of common stock outstanding as of July 30, 2004:

Cablevision NY Group Class A Common Stock -	241,963,468
Cablevision NY Group Class B Common Stock -	67,024,781
CSC Holdings, Inc. Common Stock -	6,429,987

PART I.  FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 11.

Item 3.                                                             Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in certain equity security prices and interest rates.  Our exposure to changes in equity security prices stems primarily from the Comcast Corporation, AT&T Corp., Charter Communications, Inc., AT&T Wireless Services, Inc., General Electric Company, Leapfrog Enterprises, Inc., and Adelphia Communications Corporation common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date.  The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.

As of June 30, 2004, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,213.7 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $121.4 million.  As of June 30, 2004, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $512.2 million, a net receivable position.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price **
Security	Deliverable	Maturity	per Share*	Low	High

Comcast	7,159,205	2005	$35.90 - $38.47	$46.62	$63.91
	7,159,206	2006

AT&T	4,426,093	2005	$34.39 - $42.08	$44.71	$61.21
	4,426,093	2006

Charter Communications	1,862,229	2005	$22.35 - $22.92	$32.24	$38.33
	5,586,687	2006
	3,724,460	2007

AT&T Wireless	7,121,583	2005	$16.84 - $18.65	$27.62	$33.15
	7,121,583	2006

General Electric	12,742,033	2006	$23.14 - $25.67	$27.76	$30.81

Adelphia Communications	1,010,000	2005	$39.04 - $40.04	$62.57	$63.57

Leapfrog	800,000	2007	$23.55 - $24.55	$29.87	$30.87

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

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2004, the fair value of our fixed rate debt of $7,053.5 million exceeded its carrying value of $6,935.5 million by approximately $118.0 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2004 would increase the estimated fair value of our fixed rate debt by approximately $318.2 million to $7,371.7 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of June 30, 2004, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450 million.  As of June 30, 2004, the fair market value and carrying value of these interest rate swap contracts was approximately $10.2 million, a net payable position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2004 prevailing levels would increase the fair value of these contracts to a net liability of $24.5 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with our monetization transactions.  As of June 30, 2004, such contracts had a fair market value and carrying value of $61.8 million, a net payable position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2004 prevailing levels would increase the fair market value of our liabilities under derivative contracts by approximately $15.0 million to a liability of $76.8 million.

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

The Company continues to reinforce existing policies and procedures and adopt new policies and procedures as other recommendations made by Wilmer Cutler are in the process of being implemented.  In April 2004, the Company adopted a Code of Ethics for directors, officers and employees (which includes a code of ethics for senior financial officers) and procedures for any person who has a concern with respect to accounting, internal accounting controls or auditing matters to communicate those concerns in a confidential or anonymous manner to the Company’s Audit Committee by contacting a designated confidential contact organization.  Other recommendations in the process of being implemented by the Company are as follows:

•                  additional internal audit procedures were implemented commencing in the second quarter of 2004;

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

On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12.5 million” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.  Cablevision has denied the material allegations of the complaint and sought a declaration that its potential liability, if any, is limited to payments for services actually provided by At Home net of all appropriate offsets.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arose from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleged a variety of anticompetitive acts and sought declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint were without merit.  On June 28, 2004, a stipulated Order was entered dismissing all claims with prejudice.

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

As part of the original March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experienced while the interim agreement was in place, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  In light of the arbitration decision, no further indemnification payments are being made and appropriate refunds as to amounts already paid are expected.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s

Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action until a review by the court at the earlier of a decision in the previously filed actions in Delaware on the pending motion to dismiss in those actions or at a conference before the court on November 4, 2004.

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

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.  In July 2004, in connection with the Company’s response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements.

Item 2.                                                             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

c)             Recent Sales of Unregistered Securities.

In April 2004, CSC Holdings issued 1,171,931 shares of common stock, $0.01 par value, to Cablevision Systems Corporation in consideration of $1,469.3 million of cash.  The transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as an issuance not involving a public offering.

Item 4.                                                             Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 25, 2004. The following matters were voted upon at the Company’s Annual Meeting of Stockholders:

Election of Directors:

Class A Directors:
Charles D. Ferris:		For:	113,225,689
		Votes withheld:	39,014,782

Richard H. Hochman:		For:	141,671,562
		Votes withheld:	10,568,909

Victor Oristano:		For:	141,613,477
		Votes withheld:	10,626,994

Vincent Tese:		For:	143,185,265
		Votes withheld:	9,055,206

Thomas V. Reifenheiser:		For:	143,221,192
		Votes withheld:	9,019,279

Vice Admiral John R. Ryan USN (Ret.):		For:	143,202,247
		Votes withheld:	9,038,224

Class B Directors:
Charles F. Dolan	Thomas C. Dolan	For:	672,142,370
James L. Dolan	Steven Rattner	Votes withheld:	0
Patrick F. Dolan	John Tatta
William J. Bell	Sheila A. Mahony

Each of the above nominees for election by the Class B common stockholders received the same vote as indicated above.

Ratification and approval of KPMG LLP

Class A Common Stock:	For:	149,281,245
	Against:	2,907,668
	Abstain:	51,558

Class B Common Stock:	For:	672,142,370
	Against:	0
	Abstain:	0

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits.

31.1               Section 302 Certification of the CEO

31.2               Section 302 Certification of the CFO

32                  Section 906 Certification of the CEO and CFO

(b)           Reports on Form 8-K.

Cablevision Systems Corporation filed a current report on Form 8-K with the Commission on May 11, 2004.

CSC Holdings, Inc. filed a current report on Form 8-K with the Commission on May 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION CSC HOLDINGS, INC.

Date:	August 9, 2004	By:	/s/ William J. Bell
William J. Bell as Vice Chairman, Director and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	August 9, 2004	By:	/s/ Raymond S. Andersen
Raymond S. Andersen as Controller and Acting Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$254,641	$326,962
Accounts receivable trade (less allowance for doubtful accounts of $33,208 and $44,941)	366,915	355,835
Notes and other receivables, current	79,894	74,463
Investment securities, current	4,976	5,874
Prepaid expenses and other current assets	126,851	108,071
Feature film inventory, net	105,347	92,362
Deferred tax asset, current	43,491	66,649
Advances to affiliates	2,181	31,600
Investment securities pledged as collateral	141,029	—
Derivative contracts	109,966	—
Assets held for sale	62,070	—
Total current assets	1,297,361	1,061,816

Property, plant and equipment, net	4,446,263	4,593,210
Investments in affiliates	23,001	25,449
Investment securities pledged as collateral	1,067,735	1,224,498
Notes and other receivables	89,593	95,815
Derivative contracts	475,798	586,894
Other assets	61,253	63,272
Long-term feature film inventory, net	375,463	303,393
Deferred carriage fees, net	118,460	119,225
Franchises, net of accumulated amortization of $2,917 and $2,552	735,350	735,362
Affiliation, broadcast and other agreements, net of accumulated amortization of $361,481 and $314,723	587,123	630,523
Other intangible assets, net of accumulated amortization of $39,930 and $32,427	253,915	160,797
Excess costs over fair value of net assets acquired	1,471,114	1,471,114
Deferred financing and other costs, net of accumulated amortization of $55,143 and $61,783	138,587	117,831
	$11,141,016	$11,189,199

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$358,608	$334,283
Accrued liabilities	805,948	853,026
Accounts payable to affiliates	13,126	10,231
Deferred revenue, current	107,655	117,709
Feature film and contract obligations	99,363	92,206
Liabilities under derivative contracts	75,070	38,968
Current portion of bank debt	6,250	111,039
Current portion of collateralized indebtedness	244,430	—
Current portion of capital lease obligations	13,428	15,636
Liabilities held for sale	62,070	—
Total current liabilities	1,785,948	1,573,098

Feature film and contract obligations, long-term	310,169	286,955
Deferred revenue	14,490	16,322
Deferred tax liability	138,019	289,055
Liabilities under derivative contracts	140,883	127,751
Other long-term liabilities	286,526	264,906
Bank debt, long-term	2,409,124	2,246,000
Collateralized indebtedness	1,400,765	1,617,620
Senior notes and debentures	5,693,163	3,692,699
Subordinated debentures	250,000	599,203
Notes payable	150,000	150,000
Capital lease obligations, long-term	62,990	69,220
Series H Redeemable Exchangeable Preferred Stock	—	434,181
Series M Redeemable Exchangeable Preferred Stock	—	1,110,113
Deficit investment in affiliates	44,856	41,111
Minority interests	646,161	580,766
Total liabilities	13,333,094	13,099,000

Preferred Stock of CSC Holdings, Inc.	80,001	80,001

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,947,865 and 241,408,518 shares issued and 220,131,638 and 219,592,291 shares outstanding	2,419	2,414
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,024,781 and 67,217,427 shares issued and outstanding	670	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,161,597	1,136,786
Accumulated deficit	(3,076,063)	(2,768,972)
	(1,911,377)	(1,629,100)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(952)	(952)
Total stockholders’ deficiency	(2,272,079)	(1,989,802)
	$11,141,016	$11,189,199

See accompanying notes
to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, net	$1,212,264	$973,147	$2,399,401	$1,974,098

Operating expenses:
Technical and operating	537,029	420,572	1,155,335	891,095
Selling, general and administrative	334,821	272,184	646,908	518,818
Other operating income	(95,840)	—	(95,840)	—
Restructuring charges	599	7,883	3,389	3,419
Depreciation and amortization	276,584	246,347	540,103	503,035
	1,053,193	946,986	2,249,895	1,916,367
Operating income	159,071	26,161	149,506	57,731
Other income (expense):
Interest expense	(181,408)	(134,509)	(358,533)	(263,903)
Interest income	1,270	4,699	2,208	10,263
Equity in net income (loss) of affiliates	1,875	448,881	(1,115)	440,698
Write-off of deferred financing costs	(5,080)	—	(6,267)	—
Gain (loss) on investments, net	(30,808)	150,663	(16,186)	158,048
Loss on derivative contracts, net	(57,059)	(115,543)	(55,672)	(126,251)
Loss on extinguishment of debt	(72,495)	—	(72,495)	—
Minority interests	(55,203)	(57,155)	(50,868)	(112,696)
Miscellaneous, net	483	(904)	(66)	(2,192)
	(398,425)	296,132	(558,994)	103,967
Income (loss) from continuing operations before income taxes	(239,354)	322,293	(409,488)	161,698
Income tax (expense) benefit	57,248	(162,182)	115,648	(132,965)
Income (loss) from continuing operations	(182,106)	160,111	(293,840)	28,733
Loss from discontinued operations, net of taxes	(5,005)	(1,764)	(5,815)	(21,708)
Income (loss) before extraordinary item	(187,111)	158,347	(299,655)	7,025
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—
Net income (loss)	$(187,111)	$158,347	$(307,091)	$7,025
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.63)	$0.55	$(1.02)	$0.10
Loss from discontinued operations	$(0.02)	$(0.01)	$(0.02)	$(0.08)
Extraordinary loss	$—	$—	$(0.03)	$—
Net income (loss)	$(0.65)	$0.54	$(1.07)	$0.02
Weighted average common shares (in thousands)	287,004	286,650	286,923	284,210
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.63)	$0.54	$(1.02)	$0.10
Loss from discontinued operations	$(0.02)	$(0.01)	$(0.02)	$(0.08)
Extraordinary loss	$—	$—	$(0.03)	$—
Net income (loss)	$(0.65)	$0.54	$(1.07)	$0.02
Weighted average common shares (in thousands)	287,004	288,977	286,923	286,286

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Income (loss) from continuing operations	$(293,840)	$28,733
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	540,103	503,035
Other operating income	(41,788)	—
Equity in net (income) loss of affiliates	1,115	(440,698)
Minority interests	50,868	25,436
Unrealized loss (gain) on investments, net	16,186	(158,048)
Write-off of deferred financing costs and discounts on indebtedness	7,039	—
Unrealized loss on derivative contracts	50,364	108,616
Amortization and write-off of feature film inventory	48,235	33,447
Amortization of deferred financing, discounts on indebtedness and other deferred costs	39,386	34,355
Compensation expense related to issuance of restricted stock	19,745	—
Tax benefit from exercise of stock options	2,033	1,016
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(228,366)	(19,802)
Net cash provided by operating activities	211,080	116,090

Cash flows from investing activities:
Capital expenditures	(337,285)	(424,441)
Payment for acquisition	(84,738)	—
Proceeds from sale of equipment	396	9,670
Decrease (increase) in investment securities and other investments	(150)	3,168
Additions to intangible assets	(8,069)	(112)
Decrease in investments in affiliates, net	32,722	447,273
Net cash provided by (used in) investing activities	(397,124)	35,558

Cash flows from financing activities:
Proceeds from bank debt	2,340,000	840,625
Repayment of bank debt	(2,281,665)	(1,178,350)
Issuance of senior notes	2,000,000	—
Redemption of preferred stock	(1,544,294)	—
Redemption of senior subordinated debentures	(350,000)	—
Issuance of common stock	3,036	1,674
Issuance of preferred stock	—	75,000
Net proceeds from collateralized indebtedness	—	330,728
Distribution to minority partners	(1,748)	—
Payments on capital lease obligations and other debt	(8,438)	(8,099)
Additions to deferred financing and other costs	(43,168)	(5,538)
Net cash provided by financing activities	113,723	56,040

Net increase (decrease) in cash and cash equivalents from continuing operations	(72,321)	207,688
Net effect of discontinued operations on cash and cash equivalents	—	(40,600)
Cash and cash equivalents at beginning of year	326,962	125,940
Cash and cash equivalents at end of period	$254,641	$293,028

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

NOTE 2.                RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2004 and 2003 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 4.                COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended June 30, 2004 and 2003 equals the net loss for the respective periods.

NOTE 5.                INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding.  Potential dilutive common shares are not included in the computation as their effect would be antidilutive.

Basic net income per share is computed by dividing net income allocated to common shareholders by the weighted average common stock outstanding during the period.  Diluted net income per share is computed by dividing net income allocated to common shareholders by the weighted average common stock and common stock equivalents outstanding during the period.

A reconciliation of the numerator and denominator of the basic and diluted net income per share calculation for the three and six months ended June 30, 2003 follows:

	Net Income (Numerator)	Shares (Denominator)
		(in thousands)
Three Months Ended June 30, 2003:

Basic net income allocated to common shareholders (a)	$155,358	286,650

Effect of dilution:
Stock options	—	2,327

Diluted net income	$155,358	288,977

	Net Income (Numerator)	Shares (Denominator)
		(in thousands)
Six Months Ended June 30, 2003:

Basic net income allocated to common shareholders (a)	$6,892	284,210

Effect of dilution:
Stock options	—	2,076

Diluted net income	$6,892	286,286

(a)  excludes undistributed earnings of $2,989 and $133 for the three and six months ended June 30, 2003, respectively, allocated to the Series A preferred stockholders.

In the second quarter of 2004, the Company implemented EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.  EITF 03-6 requires convertible participating securities to be included in the computation of earnings per share using the “two-class” method.  The Company’s Series A Exchangeable Participating Preferred Stock is considered a convertible participating security.  Consequently, basic net income per share, basic income from continuing operations per share, and diluted income from continuing operations per share for the three months ended June 30, 2003 have been restated to reflect the impact of utilizing the two-class method required by EITF 03-6.  As a result, these per share amounts for the three months ended June 30, 2003 were each reduced by $0.01.  The implementation of EITF 03-6 had no impact on earnings per share for the six months ended June 30, 2003 or the three and six months ended June 30, 2004.

NOTE 6.                CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the six months ended June 30, 2004 and 2003, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2004	2003

Non-Cash Investing and Financing Activities:
Capital lease obligations	$—	$5,188

Supplemental Data:
Cash interest paid – continuing operations	341,950	225,477
Cash interest paid – discontinued operations	82	525
Income taxes paid, net	4,191	4,274
Restricted cash	16,439	4,604

NOTE 7.                TRANSACTIONS

In January 2004, Rainbow DBS, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.  In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 loan for the acquisition of these licenses (the “DTV Norwich Transaction”).  Under the terms of the promissory note with DTV Norwich, the loan will be forgiven as the FCC grants the MVDDS licenses to DTV Norwich.

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

NOTE 8.                STOCK OPTION PLAN

The Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
Net income (loss), as reported	$(187,111)	$158,347	$(307,091)	$7,025
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of taxes	(92)	7,740	6,289	11,267
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(1,326)	(8,087)	(8,824)	(17,248)
Pro forma net income (loss)	$(188,529)	$158,000	$(309,626)	$1,044

Basic net income (loss) per common share:
As reported	$(0.65)	$0.54	$(1.07)	$0.02
Pro forma	$(0.66)	$0.54	$(1.08)	$—

Diluted net income (loss) per common share:
As reported	$(0.65)	$0.54	$(1.07)	$0.02
Pro forma	$(0.66)	$0.54	$(1.08)	$—

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model.  The following assumptions were used in calculating the fair values of options granted in 2004 and 2003:

	2004	2003
Risk –free interest rate	3.9%	2.3%
Volatility	57.3%	59.7%
Dividend yield	0%	0%
Average fair value	$11.24	$10.86

NOTE 9.                NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In accordance with the provisions of FIN 46, the assets and liabilities attributable to the Company’s investment in Northcoast Communications, LLC have been consolidated and classified in the consolidated balance sheet as of March 31, 2004.  As of June 30, 2004, assets and liabilities held for sale consist of the following:

Cash, receivables, inventory, prepaid and other assets	$15,245
Property, equipment and PCS licenses	46,825
Total assets held for sale	$62,070

Accounts payable and accrued expenses	$15,212
Other liabilities	46,858
Total liabilities held for sale	$62,070

The sale of the net assets of the Cleveland PCS business classified as held for sale was consummated in July 2004.

The operating results and adjustments to the gains on the transfer of the retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002, have been classified as discontinued operations, net of taxes, in the Company’s consolidated statement of operations for all periods presented.  Operating results of discontinued operations are summarized as follows:

	Three Months Ended June 30, 2004
	Retail Electronics	Bravo	Total
Revenues, net	$—	$—	$—
Loss before income taxes	$(5,678)	$(427)	$(6,105)
Income tax benefit	920	180	1,100
Net loss	$(4,758)	$(247)	$(5,005)

	Six Months Ended June 30, 2004
	Retail Electronics	Bravo	Total
Revenues, net	$—	$—	$—
Loss before income taxes	$(5,678)	$(1,823)	$(7,501)
Income tax benefit	920	766	1,686
Net loss	$(4,758)	$(1,057)	$(5,815)

For the three and six months ended June 30, 2004, the Company recorded losses, net of taxes, of approximately $247 and $1,057, respectively, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business in December 2002.  In addition, the Company recorded losses, net of taxes, of approximately $4,758 for the three and six months ended June 30, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business in March 2003.

	Retail Electronics
	Three Months	Six Months
	Ended June 30, 2003
Revenues, net	$—	$30,842

Loss before income taxes	(3,039)	(19,362)
Income tax benefit (expense)	1,275	(2,346)
Net loss	$(1,764)	$(21,708)

The net loss for the three and six months ended June 30, 2003, includes a loss on the disposal of the retail electronics business, net of taxes, of $1,764 and $14,608, respectively.

NOTE 10.              RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with characteristics of a controlling financial interest, (b) equity investors do not have voting rights that are proportionate to their economic interest, or (c) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003.  The Company has consolidated its investment in Northcoast Communications at March 31, 2004 and its investment in DTV Norwich as of the date of the DTV Norwich Transaction.  In addition, the Company consolidated its investment in PVI Virtual Media Services LLC in the second quarter of 2004 in connection with an amendment to the LLC agreement which caused the Company to reconsider whether PVI Virtual Media was a variable interest entity.  PVI Virtual Media markets a real time video insertion system that through patented technology places computer generated electronic images into television broadcasts of sporting events and other programming.  PVI Virtual Media’s total assets and liabilities consolidated as of June 30, 2004 amounted to approximately $15,000 and $4,000, respectively.

NOTE 11.              DEBT

In March 2004, borrowings under the Madison Square Garden (a wholly-owned subsidiary of Regional Programming Partners) credit facility were repaid in full and the credit facility was terminated with proceeds from an equity contribution from Regional Programming Partners, a 60% owned subsidiary of Rainbow Media Holdings which is a wholly-owned subsidiary of the Company.

In April 2004, Cablevision issued $1,000,000 face amount of 8% senior notes due 2012 and $500,000 face amount of floating rate senior notes due 2009.  In addition, CSC Holdings, Inc. (a wholly-owned subsidiary of the Company) issued $500,000 face amount of 6-3/4% senior notes due 2012.

In May 2004, CSC Holdings redeemed all of the following securities: its 11-3/4% Series H Redeemable Exchangeable Preferred Stock; its 11-1/8% Series M Redeemable Exchangeable Preferred Stock; its 9-7/8% Senior Subordinated Debentures due 2013; and its 9-7/8% Senior Subordinated Debentures due 2023.  In connection with the redemptions, the Company recognized a loss of $72,495 representing primarily the redemption premiums paid.  In addition, the Company wrote off $5,080 of unamortized deferred financing costs in connection with these redemptions.

NOTE 12.              INCOME TAXES

The income tax benefit attributable to continuing operations for the six months ended June 30, 2004 of $115,648 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an increase in the valuation allowance of $3,136, and state taxes.

The income tax expense attributable to continuing operations of $132,965 for the six months ended June 30, 2003, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an adjustment to the deferred tax rate, and state taxes.

NOTE 13.              RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2003	$3	$19,212	$19,215
Additional credits	—	(609)	(609)
Payments	(3)	(4,884)	(4,887)
Balance at June 30, 2004	$—	$13,719	$13,719

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2003	$207	$39,623	$39,830
Additional charges (credits)	12	(669)	(657)
Payments	(140)	(2,979)	(3,119)
Balance at June 30, 2004	$79	$35,975	$36,054

The following table summarizes the accrued restructuring liability related to the 2003 restructuring plan for continuing operations:

Employee Severance
Balance at December 31, 2003	$2,258
Additional charges	93
Payments	(1,801)
Balance at June 30, 2004	$550

In connection with the acquisition of Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs.  As of June 30, 2004, no payments were made against this liability.

In 2004, the Company eliminated certain staff positions and incurred severance costs aggregating $4,562, of which approximately $2,356 was paid as of June 30, 2004.

At June 30, 2004, approximately $26,120 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 14.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Gross carrying amount of amortizable intangible assets
Franchises	$6,322	$6,066
Affiliation agreements	786,902	794,186
Broadcast rights	152,944	142,302
Player contracts	8,758	8,758
Other intangibles	206,275	191,325
	1,161,201	1,142,637

Accumulated amortization
Franchises	2,917	2,552
Affiliation agreements	288,221	248,595
Broadcast rights	64,937	58,507
Player contracts	8,323	7,621
Other intangibles	39,930	32,427
	404,328	349,702

Unamortizable intangible assets
Franchises	731,945	731,848
FCC licenses	87,570	1,899
Excess costs over the fair value of net assets acquired	1,471,114	1,471,114
	2,290,629	2,204,861

Total intangibles	$3,047,502	$2,997,796

Aggregate amortization expense
Six months ended June 30, 2004 and year ended December 31, 2003	$54,645	$82,636

Estimated amortization expense
Year ending December 31, 2004		$103,374
Year ending December 31, 2005		90,013
Year ending December 31, 2006		86,450
Year ending December 31, 2007		84,600
Year ending December 31, 2008		83,657

There were no changes in the carrying amount of excess costs over the fair value of net assets acquired for the six months ended June 30, 2004.

Certain reclassifications have been made in the 2004 period to reflect changes to the preliminary allocation of the purchase price to intangible assets acquired in connection with Regional Programming Partners’ acquisition of Fox Sports Networks’ 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.

NOTE 15.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the theater business. The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Service cost	$6,234	$5,712	$12,468	$11,474
Interest cost	1,269	1,024	2,538	2,048
Expected return on plan assets	(1,519)	(1,051)	(3,038)	(2,102)

Net periodic benefit cost	$5,984	$5,685	$11,968	$11,420

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $26,900 to its pension plan in 2004.  As of June 30, 2004, contributions of approximately $11,300 have been made.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, net from continuing operations

Telecommunications Services	$775,177	$665,019	$1,515,245	$1,298,823
Rainbow	291,672	188,395	555,084	365,219
Madison Square Garden	165,820	133,194	370,337	341,600
Rainbow DBS	2,687	—	3,701	—
All other	19,397	22,158	36,876	40,745
Intersegment eliminations	(42,489)	(35,619)	(81,842)	(72,289)
Total	$1,212,264	$973,147	$2,399,401	$1,974,098

Adjusted operating cash flow from continuing operations

Telecommunications Services	$309,299	$256,280	$584,346	$499,169
Rainbow	83,085	40,013	159,261	74,717
Madison Square Garden	119,866	9,152	100,044	23,305
Rainbow DBS	(71,812)	(3,492)	(116,776)	(5,142)
All Other	(5,041)	(8,353)	(23,733)	(7,672)
Total	$435,397	$293,600	$703,142	$584,377

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, net from continuing operations

Total revenue for reportable segments	$1,235,356	$986,608	$2,444,367	$2,005,642
Other revenue and intersegment eliminations	(23,092)	(13,461)	(44,966)	(31,544)
Total consolidated revenue	$1,212,264	$973,147	$2,399,401	$1,974,098

Adjusted operating cash flow to income (loss) from continuing operations before income taxes

Total adjusted operating cash flow for reportable segments	$440,438	$301,953	$726,875	$592,049
All other adjusted operating cash flow	(5,041)	(8,353)	(23,733)	(7,672)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(276,584)	(246,347)	(540,103)	(503,035)
Stock plan income (expense)	857	(13,209)	(10,144)	(20,192)
Restructuring charges	(599)	(7,883)	(3,389)	(3,419)
Interest expense	(181,408)	(134,509)	(358,533)	(263,903)
Interest income	1,270	4,699	2,208	10,263
Equity in net income (loss) of affiliates	1,875	448,881	(1,115)	440,698
Write-off of deferred financing costs	(5,080)	—	(6,267)	—
Gain (loss) on investments, net	(30,808)	150,663	(16,186)	158,048
Loss on derivative contracts, net	(57,059)	(115,543)	(55,672)	(126,251)
Loss on extinguishment of debt	(72,495)	—	(72,495)	—
Minority interests	(55,203)	(57,155)	(50,868)	(112,696)
Miscellaneous, net	483	(904)	(66)	(2,192)
Income (loss) from continuing operations before income taxes	$(239,354)	$322,293	$(409,488)	$161,698

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

On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12,500” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.  Cablevision has denied the material allegations of the complaint and sought a declaration that its potential liability, if any, is limited to payments for services actually provided by At Home net of all appropriate offsets.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arose from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleged a variety of anticompetitive acts and sought declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint were without merit.  On June 28, 2004, a stipulated Order was entered dismissing all claims with prejudice.

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

As part of the original March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experienced while the interim agreement was in place, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  In light of the arbitration decision, no further indemnification payments are being made and appropriate refunds as to amounts already paid are expected.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action until a review by the court at the earlier of a decision in the previously filed actions in Delaware on the pending motion to dismiss in those actions or at a conference before the court on November 4, 2004.

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

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.  In July 2004, in connection with the Company’s response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements.

NOTE 18.              PREFERRED STOCK OF CSC HOLDINGS

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.  In connection with the issuance of the Series A preferred stock to Quadrangle, CSC Holdings entered into an agreement with Quadrangle which granted Quadrangle the right to require CSC Holdings to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at CSC Holdings’ option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option of $70,327 and $38,618 at June 30, 2004 and December 31, 2003, respectively, have been reflected as a liability under derivative contracts in the accompanying condensed consolidated balance sheets.  The change in the fair value of the exchange right and put option of $31,709 for the six months ended June 30, 2004 has been reflected as a loss on derivative contracts in the accompanying condensed consolidated statement of operations.

In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A preferred stock.  The parties have entered into an agreement that the put price is $150,328.  The put price was paid in cash by CSC Holdings in August 2004.

NOTE 19.              OTHER MATTERS

In the second quarter of 2004, Madison Square Garden received $54,052 in cash in connection with the New York Mets’ termination of their broadcast rights agreement with Madison Square Garden.  The termination of the rights agreement will be effective after the 2005 baseball season.  As a result of the termination notice, the Company recorded a reversal of a purchase accounting liability of $41,788 related to this broadcast rights agreement.  These items have been reflected as other operating income in the Company’s consolidated statement of operations.

Prior to the planned distribution of Rainbow Media Enterprises, Inc. (a wholly-owned subsidiary of Rainbow Media Holdings), Rainbow National Services LLC, an indirect wholly-owned subsidiary of Rainbow Media Enterprises, is expected to enter into new debt financing arrangements totaling approximately $1,750,000 in a combination of a senior secured credit facility totaling approximately $950,000, including a $600,000 term loan and $350,000 undrawn revolving credit facility, and senior and senior subordinated notes totaling approximately $800,000.

A portion of the proceeds from the planned financing will be distributed to Rainbow Media Holdings to repay all outstanding amounts under its credit facility which at June 30, 2004 amounted to approximately $671,000.  There are no assurances that the Company will be able to secure any of this new financing.

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

•                  the level of capital expenditures;

•                  the level of our expenses, including costs of our new services, such as expenses related to the roll out of our digital cable service and the development of our Voice over Internet Protocol voice and data services;

•                  pending and future acquisitions and dispositions of assets;

•                  market demand for new services;

•                  whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);

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

Telecommunications

In our Telecommunications segment we derive revenues principally through monthly payments by subscribers to our cable television systems.  These monthly payments include charges for cable television, as well as, in many cases, equipment rental, pay-per-view charges, high-speed Internet access and charges for Internet protocol voice service.  Revenue increases are derived from price increases, increases in the number of subscribers to our cable television systems, and increases in the number and changes in the type of programming and services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available to cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

By far the most serious challenge we face in our provision of cable television services, which accounted for 50% of our revenues in 2003 and 47% of our revenues for the six months ended June 30, 2004, comes from competition from the direct broadcast satellite business.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  This size allows the DBS providers certain advantages, especially in the pricing they pay for programming.  In addition, the cable television operators like the Company must pay local franchises up to 5% of our cable television revenues as a fee for operating in the municipalities we serve.  Direct broadcast satellite providers do not pay these fees.  The combination of these two factors may lead to retail pricing advantages for the DBS providers.  Recent subscriber decreases in the cable business, generally reversing the historical trend of consistent annual increases in penetration, most likely reflect these pricing advantages, as well as the fact that our penetration rate is now averaging approximately 73% in most areas, which limits our ability to add new subscribers.  We intend to counter these advantages by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access and Internet protocol voice service carried over the cable distribution plant, as well as by providing “on demand” services that are currently unavailable to a DBS subscriber.

Our high-speed Internet access business, which accounted for 10% of our revenues in 2003 and 12% of our revenues for the six months ended June 30, 2004, faces competition from DSL providers.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  Also, the telephone companies may find technological or other solutions to upgrade their service offering, providing additional competition for our service offering.  In addition, with 40% of our basic subscribers now subscribing to our high-speed Internet service, opportunities to expand that base at the current pace may be limited.  The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

Our consumer Voice over Internet Protocol voice and data offering, which is in its initial rollout stage, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited continental long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and Voice over Internet Protocol service is being developed and differing regulatory alternatives will be considered, including increased regulation, which may affect our competitive position.

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

Rainbow

In our Rainbow segment, which accounted for 18% of our 2003 revenues and 23% of our revenues for the six months ended June 30, 2004, we earn revenues in two principal ways.  First, we receive payments from operators of cable television systems and satellite services.  These revenues are earned under multi-year affiliation agreements with those companies.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks, but are generally based on the number of viewing subscribers of the distributor. The second principal source of revenues in this segment is from advertising.  Under our agreements with cable and satellite operators we have the right to sell a specific amount of advertising time on our programs.  Our advertising revenues are more variable than affiliate fees.  This is because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also our advertising revenues vary based upon the popularity of our programming which is tracked by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of cable systems and satellite providers that carry our services and the number of subscribers to cable systems and satellite services that receive our programming.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than newer, less penetrated services.  Cable operators and satellite providers are sometimes provided with financial payments in return for carrying new services.  These payments take the form of marketing support or direct payments for carriage.  We seek to increase our advertising revenues through intensified marketing but, ultimately, the level of our advertising revenues are directly related to the penetration of our services and the popularity (including within desirable demographic groups) of our services.

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

In December 2003, Regional Programming Partners completed the acquisition of the 50% interests in Fox Sports Net Bay Area and Fox Sports Net Chicago that it did not already own in a transaction that was accounted for as a purchase.  As a result, as of December 18, 2003, we have begun to consolidate the results of Fox Sports Net Bay Area and Fox Sports Net Chicago.  The consolidation will increase the revenues and expenses in our Rainbow segment, although the amount of revenues that the Rainbow segment will receive from Fox Sports Net Chicago are likely to decline in later periods as a result of the loss of the professional sports team broadcast rights in the Chicago area.

Madison Square Garden

Madison Square Garden, which accounted for 18% of our 2003 revenues and 15% of our revenues for the six months ended June 30, 2004, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”)), the MSG Network sports programming business, and an entertainment business, which operates the Madison Square Garden arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field, faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at Madison Square Garden and Radio City Music Hall and the sport teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at the entertainment venues, from food, beverage and merchandise sales at the venues and from the licensing of our trademarks.  MSG Network derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by television broadcasters and programming services that telecast events of sports teams which are under contract with MSG Network.  MSG Network carries Knicks and Ranger games, so that, like the rest of this segment, its performance is related to the performance of the teams.  All of these revenues are ultimately dependent upon the quality of our sporting and entertainment events.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food and merchandise sales.  To a large extent, the ability of the team to build excitement among fans and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each teams’ success is dependent on its ability to acquire highly competitive players.  Although players are most often highly compensated, future successful performance is not certain.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing MSG’s results of operations.  The Collective Bargaining Agreement (“CBA”) between the National Hockey League and the National Hockey League Players Association expires on September 14, 2004.  Unless a successor CBA is reached by the expiration date, or the parties agree to extend the term of the CBA, it is possible that the 2004/05 season may not begin as scheduled and this in turn may result in a shortened or canceled season which could negatively impact operating results.

Our sports programming business’ success is affected by our ability to secure desired programming of a variety of professional sports teams in addition to our proprietary programming. The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising.

Our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as availability of, and our venues’ ability to attract, concerts, family shows and events.

Rainbow DBS

Rainbow DBS launched its VOOMSM service on October 15, 2003.  For the six months ended June 30, 2004, Rainbow DBS recorded net revenues of $3.7 million.  As of June 30, 2004, this business had approximately 25,000 activated customers.  The principal challenge for this business is to attract a sufficient subscriber base to reach and exceed a break-even point and to do so with subscriber acquisition and other costs that are within its funding capabilities.  There can be no assurance that it will be able to do so.

Recent Transactions

2004 Transactions.  In 2004, Rainbow DBS invested approximately $85,000 in exchange for a substantial interest in an entity that recently acquired licenses from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.

2003 Transactions.  In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.

In May 2003, Northcoast Communications, a subsidiary of CSC Holdings, completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash.  Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.

In July 2003, the Company repurchased MGM’s 20% interest in each of AMC, The Independent Film Channel (“IFC”) and WE: Women’s Entertainment for $500 million.

In December 2003, Regional Programming Partners acquired Fox Sports Networks’ 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area pursuant to Fox Sports Networks’ exercise of its contractual put right for $150 million.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Net Income
		(dollars in thousands)

Revenues, net	$1,212,264	100%	$973,147	100%	$239,117

Operating expenses:
Technical and operating	537,029	44	420,572	43	(116,457)
Selling, general and administrative	334,821	28	272,184	28	(62,637)
Other operating income	(95,840)	(8)	—	—	95,840
Restructuring charges	599	—	7,883	1	7,284
Depreciation and amortization	276,584	23	246,347	25	(30,237)
Operating income	159,071	13	26,161	3	132,910
Other income (expense):
Interest expense, net	(180,138)	(15)	(129,810)	(13)	(50,328)
Equity in net income of affiliates	1,875	—	448,881	46	(447,006)
Write-off of deferred financing costs	(5,080)	—	—	—	(5,080)
Gain (loss) on investments, net	(30,808)	(3)	150,663	15	(181,471)
Loss on derivative contracts, net	(57,059)	(5)	(115,543)	(12)	58,484
Loss on extinguishment of debt	(72,495)	(6)	—	—	(72,495)
Minority interests	(55,203)	(5)	(57,155)	(6)	1,952
Miscellaneous, net	483	—	(904)	—	1,387
Income (loss) from continuing operations before taxes	(239,354)	(20)	322,293	33	(561,647)
Income tax (expense) benefit	57,248	5	(162,182)	(17)	219,430
Income (loss) from continuing operations	(182,106)	(15)	160,111	16	(342,217)
Loss from discontinued operations, net of taxes	(5,005)	—	(1,764)	—	(3,241)
Net income (loss)	$(187,111)	(15)%	$158,347	16%	$(345,458)

	Six Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Net Income
		(dollars in thousands)

Revenues, net	$2,399,401	100%	$1,974,098	100%	$425,303

Operating expenses:
Technical and operating	1,155,335	48	891,095	45	(264,240)
Selling, general and administrative	646,908	27	518,818	26	(128,090)
Other operating income	(95,840)	(4)	—	—	95,840
Restructuring charges	3,389	—	3,419	—	30
Depreciation and amortization	540,103	23	503,035	25	(37,068)
Operating income	149,506	6	57,731	3	91,775
Other income (expense):
Interest expense, net	(356,325)	(15)	(253,640)	(13)	(102,685)
Equity in net income (loss) of affiliates	(1,115)	—	440,698	22	(441,813)
Write-off of deferred financing costs	(6,267)	—	—	—	(6,267)
Gain (loss) on investments, net	(16,186)	(1)	158,048	8	(174,234)
Loss on derivative contracts, net	(55,672)	(2)	(126,251)	(6)	70,579
Loss on extinguishment of debt	(72,495)	(3)	—	—	(72,495)
Minority interests	(50,868)	(2)	(112,696)	(6)	61,828
Miscellaneous, net	(66)	—	(2,192)	—	2,126
Income (loss) from continuing operations before taxes	(409,488)	(17)	161,698	8	(571,186)
Income tax (expense) benefit	115,648	5	(132,965)	(7)	248,613
Income (loss) from continuing operations	(293,840)	(12)	28,733	1	(322,573)
Loss from discontinued operations, net of taxes	(5,815)	—	(21,708)	(1)	15,893
Income (loss) before extraordinary item	(299,655)	(12)	7,025	—	(306,680)
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	(7,436)
Net income (loss)	$(307,091)	(13)%	$7,025	—%	$(314,116)

Comparison of Three and Six Months Ended June 30, 2004 Versus Three and Six Months Ended June 30, 2003

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the three and six months ended June 30, 2004 increased $239.1 million (25%) and $425.3 million (22%), respectively, as compared to revenues for the same periods in the prior year.  The net increases were attributable to the following:

	Three Months	Six Months
	Ended June 30, 2004
	(dollars in millions)

Increased revenue in Rainbow Media Holdings’ programming services excluding those of Madison Square Garden and Rainbow DBS	$103.3	$189.9
Increase in net revenue from high-speed data services	45.7	93.3
Higher revenue per cable television subscriber attributable primarily to rate increases and digital subscriber growth, partially offset by lower average number of subscribers	34.9	69.9
Increase in Madison Square Garden’s revenue	32.6	28.7
Increased net revenue from developing VoIP business	9.7	14.7
Other net increases	12.9	28.8
	$239.1	$425.3

Technical and operating expenses include primarily:

•                  cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•                  network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•                  contractual rights payments to broadcast certain live sporting events and contractual payments pursuant to employment agreements with professional sports teams personnel;

•                  programming and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephony business.

Technical and operating expenses for the three and six months ended June 30, 2004 increased $116.5 million (28%) and $264.2 million (30%), respectively, as compared to the same periods in 2003.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2004
	(dollars in millions)
Increase in Rainbow and MSG programming and production costs, including contractual rights	$51.1	$128.9
Increase in programming costs	25.5	64.7
Costs incurred in connection with our direct broadcast satellite service	24.8	45.2
Increase in network management and field service costs	11.5	21.9
Other net increases	3.6	3.5
	$116.5	$264.2

As a percentage of revenues, technical and operating expenses increased 1% during the three months ended June 30, 2004 and 3% during the six months ended June 30, 2004 as compared to the same periods in 2003.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, costs of facilities and costs of customer call centers.  Selling, general and administrative expenses increased $62.6 million (23%) and $128.1 million (25%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2004
	(dollars in millions)
Costs incurred in connection with the marketing of our direct broadcast satellite service	$34.9	$48.5
Increase in sales and marketing costs	15.5	22.1
Increase in customer service costs	8.6	12.0
Reinstatement of management bonuses and increase in employee bonuses in certain divisions	8.0	17.8
Increase (decrease) in expenses relating to a long-term incentive plan	(1.2)	6.9
Increase in general and administrative costs, primarily related to Rainbow DBS	11.6	34.9
Decrease in stock plan expenses primarily attributable a decrease in stock price, partially offset by vesting of restricted stock	(14.1)	(10.0)
Other net decreases	(0.7)	(4.1)
	$62.6	$128.1

Other operating income of $95.8 million for the three and six months ended June 30, 2004 includes a $54.0 million cash payment received in connection with the New York Mets’ termination of the broadcast rights agreement with Madison Square Garden which will be effective after the 2005 baseball season and a $41.8 million reversal of a purchase accounting liability related to this broadcast rights agreement.

Restructuring charges amounted to $0.6 million and $3.4 million for the three and six months ended June 30, 2004, respectively, as compared to $7.9 million and $3.4 million for the three and six months ended June 30, 2003, respectively.  The charge for the six months ended June 30, 2004 resulted from severance costs of $4.6 million, partially offset by a $1.2 million credit as a result of adjustments to provisions previously recorded in connection with the 2001 and 2002 restructuring plans.  The 2003 amounts resulted primarily from adjustments to provisions previously recorded in connection with the 2001 and 2002 restructuring plans due to changes in estimates of lease termination costs.

Depreciation and amortization expense increased $30.2 million (12%) and $37.1 million (7%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  The increases resulted primarily from amortization of acquired intangibles and increases in depreciation expense of the satellite and new plant assets.

Net interest expense increased $50.3 million (39%) and $102.7 million (40%) during the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  Approximately $17.0 million and $60.6 million, respectively, of the increase resulted from the classification of dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock

as interest expense in connection with the implementation of Statement of Financial Accounting Standards No. 150 as of July 1, 2003 and the resulting inclusion of such dividends for the three and six months ended June 30, 2004 in interest expense.  The remaining increases of $33.3 million and $42.1 million, respectively, were primarily attributable to higher average debt balances ($2 billion of senior notes were issued in April 2004), partially offset by reduced interest rates due to our refinancings, and to reduced interest income ($1.3 million and $2.2 million in the three and six months ended June 30, 2004 as compared to $4.7 million and $10.3 million in the three and six months ended June 30, 2003).

Equity in net income (loss) of affiliates decreased to $1.9 million and $(1.1) million in the three and six months ended June 30, 2004 from $448.9 million and $440.7 million, respectively, in the same periods in 2003.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.  The 2003 amounts include $442.8 million and $434.6 million, respectively, representing our equity in the net income of Northcoast Communications, LLC which resulted primarily from Northcoast Communications’ sale of certain of its personal communications services licenses to Verizon Wireless.

Write-off of deferred financing costs of $5.1 million and $6.3 million in the three and six months ended June 30, 2004, respectively, consisted of costs written off in connection with the redemption of the CSC Holdings’ Series H and Series M Redeemable Exchangeable Preferred Stock and CSC Holdings’ 9-7/8% senior subordinated debentures aggregating $5.1 million and amendments to, or termination of, certain of the Company’s credit agreements aggregating $1.2 million.

Loss on extinguishment of debt of $72.5 million in the three and six months ended June 30, 2004 represents premiums of $58.2 million on the early redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock and $14.3 million on the early redemption of CSC Holdings’ 9-7/8% senior subordinated debentures.

Gain (loss) on investments, net for the three and six months ended June 30, 2004 of $(30.8) million and $(16.2) million, respectively, as compared to $150.7 million and $158.0 million in the same periods in 2003, consists primarily of the net increase (decrease) in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Inc., Comcast, General Electric, and Leapfrog common stock.

Loss on derivative contracts, net for the three and six months ended June 30, 2004 and 2003 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(dollars in millions)
Unrealized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric Leapfrog and Adelphia Communications shares	$2.8	$(113.1)	$(12.7)	$(104.5)
Unrealized loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	(31.7)	(10.5)	(31.7)	(37.8)
Unrealized and realized gain (loss) on interest rate swap contracts	(28.2)	8.1	(11.3)	16.0
	$(57.1)	$(115.5)	$(55.7)	$(126.3)

Minority interests represent other parties’ shares of the net income (loss) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the three and six months ended June 30, 2004 and 2003 minority interests consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(dollars in millions)
Fox Sports Networks’ 40% share of the net income of Regional Programming Partners	$(54.8)	$(3.7)	$(50.2)	$(6.4)
MGM’s 20% share of the net income of AMC, WE and IFC	—	(7.7)	—	(15.4)
CSC Holdings’ Series H and Series M Preferred Stock dividend requirements through June 30, 2003*	—	(43.6)	—	(87.3)
CSC Holdings’ Series A Preferred Stock dividend requirements	—	(1.9)	—	(3.0)
Other	(0.4)	(0.3)	(0.7)	(0.6)
	$(55.2)	$(57.2)	$(50.9)	$(112.7)

*                             Beginning July 1, 2003, these dividend requirements are recorded as interest expense.

Income tax benefit attributable to continuing operations amounted to $57.2 million and $115.6 million for the three and six months ended June 30, 2004, respectively.  The income tax benefit in the 2004 periods resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, the non-deductible premium paid upon redemption of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, and states taxes.  The income tax benefit in the three and six month periods ended June 30, 2004 was partially offset by increases in the valuation allowance of $1.7 million and $3.1 million, respectively.

The income tax expense attributable to continuing operations of $162.2 million and $133.0 million for the three and six months ended June 30, 2003, respectively, resulted primarily from pretax income, non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an adjustment to the deferred tax rate, and state taxes.

Loss from discontinued operations, net of taxes for the three and six months ended June 30, 2004 and 2003 reflects the following items associated with assets held for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(dollars in millions)

Loss on sale of Bravo programming service	$(0.2)	$—	$(1.0)	$—
Net operating results of the retail electronics business	—	—	—	(7.1)
Loss on sale of the retail electronics business	(4.8)	(1.8)	(4.8)	(14.6)
	$(5.0)	$(1.8)	$(5.8)	$(21.7)

Extraordinary loss, net of taxes of $7.4 million for the six months ended June 30, 2004 resulted from Rainbow DBS’s investment in DTV Norwich, LLC and represents the excess of the purchase price over fair market value of the acquired assets.

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into four segments:

•                  Telecommunications Services, consisting principally of our cable television, telephone and high-speed data services operations;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks;

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and

•                  Rainbow DBS, which consists of our direct broadcast satellite service (VOOMSM) and the 21 high definition channels currently carried exclusively by this service.

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

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$775,177	100%	$665,019	100%
Technical and operating expenses	312,521	40	266,747	40
Selling, general and administrative expenses	152,563	20	149,650	23
Restructuring charges (credits)	(107)	—	1,538	—
Depreciation and amortization	200,334	26	184,742	28
Operating income	$109,866	14%	$62,342	9%

	Six Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$1,515,245	100%	$1,298,823	100%
Technical and operating expenses	621,028	41	522,128	40
Selling, general and administrative expenses	313,001	21	288,856	22
Restructuring charges (credits)	612	—	1,525	—
Depreciation and amortization	385,935	25	376,830	29
Operating income	$194,669	13%	$109,484	8%

Revenues, net for the three and six months ended June 30, 2004 increased $110.2 million (17%) and $216.4 million (17%) as compared to revenues for the same periods in the prior year.  The net increases were attributable to the following:

	Three Months	Six Months
	Ended June 30, 2004
	(dollars in millions)
Increase in net revenue from high-speed data services	$45.7	$93.3
Higher revenue per cable television subscriber attributable primarily to rate increases and digital subscriber growth, partially offset by lower average number of subscribers	34.9	69.9
Increased revenues from video on demand, subscription video on demand and pay-per view	10.9	24.2
Increased net revenue from developing VoIP business	9.7	14.7
Other net increases	9.0	14.3
	$110.2	$216.4

Technical and operating expenses for the three and six months ended June 30, 2004 increased $45.8 million (17%) and $98.9 million (19%) compared to the same periods in 2003.  The net increases were attributable to the following:

	Three Months	Six Months
	Ended June 30, 2004
	(dollars in millions)
Increase in programming costs	$28.0	$68.6
Increase in network management and field service costs	11.5	21.9
Increase in technical management and employee bonuses	0.5	1.4
Other net increases	5.8	7.0
	$45.8	$98.9

As a percentage of revenues, technical and operating expenses remained constant for the three months ended June 30, 2004 and increased 1% during the six months ended June 30, 2004 as compared to the same periods in 2003.

Selling, general and administrative expenses increased $2.9 million (2%) and $24.1 million (8%) for the three and six months ended June 30, 2004 as compared to the same periods in 2003.  The net increases were attributable to the following:

	Three Months	Six Months
	Ended June 30, 2004
	(dollars in millions)
Increase in customer service costs	$8.6	$12.0
Increase in sales and marketing costs	4.8	10.2
Reinstatement of management bonuses and increase in employee bonuses	2.6	5.6
Higher expenses relating to a long-term incentive plan	0.9	3.2
Decrease in stock plan expenses attributable primarily to a decrease in the market price of the Company’s stock	(8.5)	(8.2)
Other net increases (decreases)	(5.5)	1.3
	$2.9	$24.1

As a percentage of revenues, selling, general and administrative expenses decreased 3% and 1% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1% in each of the three and six months ended June 30, 2004 as compared to the same periods in 2003.

Depreciation and amortization expense increased $15.6 million (8%) and $9.1 million (2%) for the three and six months ended June 2004, respectively, as compared to the same periods in 2003.  The net increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Rainbow segment.

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$291,672	100%	$188,395	100%
Technical and operating expenses	118,023	40	76,699	41
Selling, general and administrative expenses	89,898	31	74,951	40
Restructuring charges	(8)	—	197	—
Depreciation and amortization	33,075	11	20,834	11
Operating income	$50,684	17%	$15,714	8%

	Six Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$555,084	100%	$365,219	100%
Technical and operating expenses	232,301	42	152,155	42
Selling, general and administrative expenses	163,774	30	143,603	39
Restructuring charges	(8)	—	213	—
Depreciation and amortization	66,778	12	41,620	11
Operating income	$92,239	17%	$27,628	8%

Revenues for the three and six months ended June 30, 2004 increased $103.3 million (55%) and $189.9 million(52%), respectively, as compared to revenues for the same period in 2003.  Approximately $60.0 million and $115.0 million, respectively, of the increase was due to the acquisition of Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.  Approximately $14.0 million and $28.2 million, respectively, of the increase was attributed primarily to growth in programming network subscribers and rate increases, and approximately $29.3 million and $46.7 million, respectively, of the increase was due primarily to higher advertising revenue.

Technical and operating expenses for the three and six months ended June 30, 2004 increased $41.3 million (54%) and $80.1 million (53%) compared to the same periods in 2003.  Approximately $37.5 million and $73.6 million, respectively, of the increase resulted from the acquisition of Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.  The remaining increase was primarily due to higher programming costs.  As a percentage of revenues, technical and operating expenses decreased 1% and remained constant for the three and six months ended June 30, 2004, respectively, as compared to the 2003 periods.

Selling, general and administrative expenses increased $14.9 million (20%) and $20.2 million (14%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  Approximately $7.7 million and $14.1 million, respectively, of the increase resulted from the acquisition of Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.  The net increase in the three month period ended June 30, 2004 further reflected an increase of $9.8 million resulting from higher sales, marketing and advertising costs, and $2.3 million from higher administrative costs, partially offset by a decrease of $3.6 million in charges related to a stock plan and a $1.3 million decrease in charges related to a long-term incentive plan.

The net increase in the six month period ended June 30, 2004 further reflected increases of  $11.5 million which resulted from higher sales, marketing and advertising costs and a $1.1 million increase from higher administrative costs, partially offset by decreases of $4.5 million in charges related to a stock plan and $2.0 million in charges related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses decreased 9% in each of the three months and six months ended June 30, 2004 compared to the same periods in 2003.  Excluding the effects of the stock plan, as a percentage of revenues, such expenses decreased 7% for the three months ended June 30, 2004 and 9% for the six months ended June 30, 2004 as compared to the same periods in 2003.

Depreciation and amortization expense increased $12.2 million (59%) and $25.2 million (60%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  The net increase resulted primarily from the amortization of acquired intangibles.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$165,820	100%	$133,194	100%
Technical and operating expenses	105,063	63	93,528	70
Selling, general and administrative expenses	36,779	22	32,649	25
Other operating income	(95,840)	(58)	—	—
Restructuring charges	714	—	3,696	3
Depreciation and amortization	11,449	7	12,576	9
Operating income (loss)	$107,655	65%	$(9,255)	(7)%

	Six Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$370,337	100%	$341,600	100%
Technical and operating expenses	301,204	81	252,789	74
Selling, general and administrative expenses	65,058	18	69,023	20
Other operating income	(95,840)	(26)	—	—
Restructuring charges	3,958	1	3,696	1
Depreciation and amortization	23,055	6	27,195	8
Operating income (loss)	$72,902	20%	$(11,103)	(3)%

Revenues for the three and six months ended June 30, 2004 increased $32.6 million (24%) and $28.7 million (8%), respectively, as compared to revenues for the comparable periods in 2003.

	Three Months	Six Months
	Ended June 30, 2004
	(dollars in millions)

Increases from:
National Basketball Association expansion revenue received in 2004	$10.3	$10.3
Higher Knicks regular season and playoff related revenues	6.0	8.2
Net higher revenues from entertainment events at Madison Square Garden and Radio City Music Hall	7.1	3.4
Higher revenues at MSG Networks	4.2	4.7
Other net increases	5.0	7.2

Decreases from:
Award show which took place in the MSG Arena in 2003 with no comparable event in 2004	—	(5.1)
	$32.6	$28.7

Technical and operating expenses for the three and six months ended June 30, 2004 increased $11.5 million (12%) and $48.4 million (19%), respectively, over the same 2003 periods.  The three month increase was driven primarily by the impact of net higher costs for entertainment events at Madison Square Garden and Radio City Music Hall, higher provisions for luxury tax and higher Knicks playoff expenses in 2004, partially offset by lower operating costs at MSG Networks.  The six month increase was driven primarily by a $32.0 million increase resulting from higher provisions for luxury tax and higher team compensation.  The increase in technical and operating expenses in the six month period also reflected an increase of $20.9 million resulting from higher provisions for certain team transactions, a credit recorded in the first quarter of 2003 reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury, as well as Knicks playoff expenses in 2004.  These increases were partially offset by net decreases of $4.5 million which include the absence of costs associated with the 2003 award show referred to above and lower operating costs at MSG Networks.

Selling, general and administrative expenses for the three months ended June 30, 2004 increased $4.1 million (13%) as compared to the same 2003 period primarily due to higher professional fees and promotional costs, partially offset by a decrease in Madison Square Garden’s proportionate share of expense related to Cablevision’s employee stock and long term incentive plans.  Selling, general and administrative expenses for the six months ended June 30, 2004 decreased $4.0 million (6%) as compared to the same 2003 period primarily due to a decrease in expenses related to employee stock and long term incentive plans, lower net provisions for bonuses, as well as other cost savings across the Company, partially offset by higher professional fees and promotional costs.

Other operating income of $95.8 million in 2004 results from the termination of Madison Square Garden’s broadcast rights agreement with the New York Mets.  In the second quarter of 2004, the New York Mets gave notice of termination of their rights agreement with Madison Square Garden, and with the notice paid Madison Square Garden a contractually obligated termination fee of $54.0 million.  The termination of the rights agreement will be effective after the 2005 baseball season.  In addition, Madison Square Garden recorded a $41.8 million credit reflecting the reversal of a purchase accounting liability related to this rights agreement.

Restructuring charges of $4.0 million in 2004 represent severance costs associated with the elimination of certain staff positions in the first and second quarters of 2004.  Restructuring charges of $3.7 million in 2003 primarily represent severance costs associated with the elimination of certain other staff positions in the second quarter of 2003.

Depreciation and amortization expense for the three and six months ended June 30, 2004 decreased $1.1 million (9%) and $4.1 million (15%) as compared to the same 2003 periods due primarily to certain intangibles and fixed assets becoming fully amortized and depreciated, respectively.

Rainbow DBS

The table below sets forth, for the periods presented, certain historical financial information for the Rainbow DBS segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 Amount	2003 Amount	2004 Amount	2003 Amount
		(dollars in thousands)
Revenues, net	$2,687	$—	$3,701	$—
Technical and operating expenses	25,023	218	45,426	250
Selling, general and administrative expenses	50,048	3,347	77,639	5,053
Depreciation and amortization	9,137	—	16,964	—
Operating loss	$(81,521)	$(3,565)	$(136,328)	$(5,303)

Revenues for the three and six months ended June 30, 2004 consist primarily of programming service fees of $1.8 million for both the three and six month periods, equipment sales of $0.5 million and $1.5 million, respectively, and equipment rental fees of $0.4 million for each of the three and six month periods.  The Company recognizes revenues from programming services as those services are provided to subscribers and recognizes revenues from the sale of equipment upon installation, with an appropriate provision for returned merchandise.  No revenues were recorded for the same periods in 2003 as the service did not launch until October 2003.

Technical and operating expenses for the three and six months ended June 30, 2004 consist of $14.1 million and $27.8 million of costs to license and develop content for the VOOM high definition channels, $10.0 million and $15.5 million of costs primarily to operate the uplink and broadcast facility and the customer call center and $0.9 million and $2.1 million of costs for equipment and installation for units sold, respectively.

Selling, general and administrative expenses for the three and six months ended June 30, 2004 increased $46.7 million and $72.6 million, respectively, as compared to the prior year period primarily due to the launch of the service in October 2003.  The increases consist principally of $34.9 million and $48.5 million, respectively, of marketing and subscriber acquisition costs, including installation costs for customers who rent equipment; an increase in general and administrative expenses of $11.1 million and $21.3 million, respectively; and an increase of $0.7 million and $2.8 million, respectively, in stock plan and long term incentive plan expenses.  The 2003 costs consist primarily of general administrative costs incurred prior to the launch of the service.

Depreciation and amortization expense for the three and six months ended June 30, 2004 of $9.1 million and $17.0 million, respectively, represents primarily depreciation on the satellite which was placed in service in October 2003.

Operating Activities

Net cash provided by operating activities amounted to $211.1 million for the six months ended June, 2004 compared to $116.1 million for the six months ended June 30, 2003.  The 2004 cash provided by operating activities resulted from $439.4 million of income before depreciation and amortization and non-cash items and $29.0 million resulting from an increase in feature film rights payable, partially offset by decreases in cash resulting from a $122.1 million decrease in accounts payable and accrued and other liabilities, $133.3 million increase in feature film inventory resulting from new film licensing agreements and $1.9 million from an increase in current and other assets.

The 2003 cash provided by operating activities resulted primarily from $135.9 million of income before depreciation and amortization and non-cash items, a $114.4 million decrease in accounts receivable from affiliates, and a $28.1 million decrease in current and other assets.  Partially offsetting these increases were decreases in cash resulting from a $104.2 million decrease in accounts payable and accrued and other liabilities, a $39.0 million decrease in feature film rights payable and a $19.1 million decrease in feature film inventory.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2004 was $397.1 million compared to net cash provided by investing activities of $35.6 million for the six months ended June 30, 2003.  The 2004 investing activities consisted primarily of $337.3 million of capital expenditures, an $84.7 million payment for an acquisition and other net cash payments of $5.1 million, partially offset by $30.0 million received in connection with Northcoast Communications’ sale of PCS licenses, representing the release of funds held in escrow to provide for post closing adjustments and any potential indemnification claims.

Net cash provided by investing activities for the six months ended June 30, 2003 consisted primarily of $447.3 million of cash distributions from affiliates resulting primarily from the Northcoast Communications sale of spectrum licenses, $9.7 million in proceeds from the sale of equipment and $3.0 from a decrease in other investments, partially offset by $424.4 million of capital expenditures.

Financing Activities

Net cash provided by financing activities amounted to $113.7 million for the six months ended June 30, 2004 compared to $56.0 million for the six months ended June 30, 2003.  In 2004, the Company’s financing activities consisted primarily of $2.0 billion of proceeds from the issuance of senior notes, $58.3 million of net proceeds from bank debt and $3.0 million from the issuance of common stock, partially offset by payments of $1,544.3 million for the redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock, $350.0 million to redeem CSC Holdings’ 9-7/8% senior subordinated debentures, $43.2 million of deferred financing costs and other net cash payments of $10.1 million.

In 2003, the Company’s financing activities consisted primarily of proceeds from collateralized indebtedness of $330.7 million and proceeds from issuance of preferred stock of $75.0 million, partially offset by net repayments of bank debt of $337.7 million and other net cash payments of $12.0 million.

Discontinued Operations

The net effect on cash of discontinued operations was $40.6 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Our securities outstanding consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion in debt securities issued in April 2004 (see “Recent Events” below for a more detailed description of the securities).  Funding for the debt service requirements of our debt securities will be provided by our subsidiary operations, as permitted by the covenants governing subsidiary credit agreements and CSC Holdings’ public debt securities, and we anticipate sufficient cash distributions can be made to fund these requirements for the next twelve months.  Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined), to our Rainbow business segment, and through cash on hand and cash flow from operations.

The Restricted Group, which includes CSC Holdings and its subsidiaries which conduct our cable television and high-speed data service operations as well as our commercial telephone and modem operations throughout the New York metropolitan area, is our principal borrower.  We have historically raised funds through the issuance of public securities, including senior and subordinated debt and preferred stock issuances of CSC Holdings, as well as through borrowings under a bank credit facility.  During 2003, the Restricted Group funded the requirements of the Telecommunications Services segment, Rainbow DBS, and certain other general corporate requirements.  Effective January 1, 2004, we reorganized the funding of certain of our businesses in light of the announcement of our intention to spin off Rainbow DBS, three of Rainbow’s national programming networks and certain other businesses (see “Recent Events” below).  As a result, in 2004, the Restricted Group is expected to fund (i) requirements of the Telecommunications Services segment, (ii) requirements, if any, of certain Rainbow Media Holdings’ programming businesses that are expected to remain with Cablevision upon completion of the spin off (primarily our fuse subsidiary, our regional news operations, and the Regional Programming Partners subsidiaries), and (iii) certain other general corporate requirements.  The Restricted Group is also expected to fund certain Rainbow DBS expenditures planned for, but not funded, during 2003.  The Restricted Group may also make other investments from time to time as permitted under its credit facility.

Rainbow Media Holdings, which comprises the Company’s programming operations, is currently funded through cash from operations and borrowings under an $819.9 million credit facility made available to Rainbow Media Holdings.  Madison Square Garden’s funding requirements have been primarily provided through cash from operations and borrowings under a $500 million credit facility.  In March 2004, borrowings under the MSG credit facility were repaid in full with proceeds from an equity contribution from Regional Programming Partners and the credit facility was terminated.

The following table summarizes our outstanding debt, present value of capital leases and exchangeable preferred stock as well as interest expense and capital expenditures as of and for the six months ended June 30, 2004:

	Restricted Group	Other Entities	Total
		(dollars in thousands)
Senior Debt:
CSC Holdings bank debt	$1,744,000	$—	$1,744,000
Rainbow bank debt and capital leases	—	687,664	687,664
MSG capital leases	—	6,979	6,979
Other senior debt and capital leases	6,683	46,466	53,149
Notes payable	—	150,000	150,000
CSC Holdings senior notes and debentures	4,193,163	—	4,193,163
Cablevision senior notes	—	1,500,000	1,500,000
Collateralized indebtedness relating to stock monetization	—	1,645,195	1,645,195
CSC Holdings subordinated debentures	250,000	—	250,000
Total debt	6,193,846	4,036,304	10,230,150
Exchangeable participating preferred stock of CSC Holdings	80,001	—	80,001
Total debt and preferred stock	$6,273,847	$4,036,304	$10,310,151
Interest expense	$270,986	$87,547	$358,533
Capital expenditures	$283,997	$53,288	$337,285

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

Redemption of Debt Securities and Redeemable Preferred Stock

In April 2004, CSC Holdings announced it would redeem, at the relevant early redemption prices, all of the following securities: its 11-3/4% Series H Redeemable Exchangeable Preferred Stock due 2007; its 11-1/8% Series M Redeemable Exchangeable Preferred Stock due 2008; its 9-7/8% Senior Subordinated Debentures due 2013; and, its 9-7/8% Senior Subordinated Debentures due 2023.  The redemptions were completed on May 6, 2004, at a total cash cost, including the applicable redemption premiums and accrued and unpaid dividends and interest, of $2.0 billion.

Planned Spin off of Rainbow Media Enterprises

We have announced that our board of directors has approved an amended plan to spin off our recently launched satellite service, Rainbow DBS, along with three of Rainbow Media Holdings’ national entertainment services – AMC, WE: Women’s Entertainment and IFC, their subsidiaries, certain other Rainbow businesses and Clearview Cinemas in a new company called Rainbow Media Enterprises (“RME”).  Completion of the spin off is subject to a number of conditions, including the refinancing of the existing Rainbow Media Holdings credit facility (which is expected to provide funding for the DBS business as well as refinance all outstanding Rainbow Media Holdings indebtedness), receipt of a tax ruling from the Internal Revenue Service (“IRS”), approval from the FCC for the transfer of control of various FCC licenses, and the filing and effectiveness of a Form 10 with the Securities and Exchange Commission.  We have received a tax ruling from the IRS and made our initial Form 10 filing with the Securities and Exchange Commission in May 2004, with an amended filing in July 2004.

To provide funding to RME’s DBS operations and refinance the existing Rainbow Media Holdings credit facility, RME has created a new wholly-owned subsidiary, Rainbow National Services, LLC (“RNS”) as the financing vehicle for these transactions, and RNS will own our three national programming services, AMC, WE: Women’s Entertainment, and IFC.  The RNS financing is expected to consist of a $950 million senior secured credit facility ($350 million of which will be a revolving credit facility and $600 million of which will be a term loan facility) and $800 million of notes ($250 million of senior notes due 2012 and $550 million of senior subordinated notes due 2014).  RNS will distribute the net proceeds, expected to total $1.375 billion, to RME, which will in turn distribute cash to Rainbow Media Holdings in an amount sufficient to repay and terminate its existing credit facility.  We have received commitments covering a substantial portion of the revolving credit facility and expect to close on the credit facility and notes offerings shortly.  However, no assurances as to our ability to secure any of this new financing can be provided.  We expect to complete the spin off after the financing is completed and the Form 10 is declared effective, and we are currently planning for the spin off to be completed at the end of the third quarter.

Restricted Group

As of June 30, 2004, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations, which encompassed approximately 2.95 million subscribers (including approximately 1.17 million digital cable subscribers); our consumer high-speed Internet access operations, which encompassed approximately 1.18 million subscribers; and the commercial telephone and high-speed Internet access operations of Lightpath throughout the New York metropolitan area.

The Restricted Group’s primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, its access to the capital markets as evidenced by CSC Holdings’ outstanding senior and senior subordinated debt and preferred stock issuances, and proceeds from asset sales.  In addition, during 2003, the Restricted Group received cash distributions of $550.0 million from Rainbow Media Holdings, $150.0 million of which was distributed temporarily from proceeds of the Rainbow Media Holdings term loan in December 2003 and has been contributed to Rainbow DBS during 2004 to fund a portion of its cash requirements.  In April 2004, the Restricted Group also received approximately $1.5 billion in cash proceeds from the issuance of capital stock to Cablevision that it used to redeem outstanding securities, as described above.

Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks.  Borrowings under the facility are guaranteed by certain of the Restricted Group subsidiaries.  The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.25 times cash flow (as defined in the credit agreement) through March 31, 2005.  The leverage ratio (as defined) was 5.1 times cash flow as of June 30, 2004.  As of August 2, 2004, the Restricted Group had outstanding borrowings under its credit facility of $1,779.0 million and outstanding letters of credit of $53.5 million, resulting in undrawn revolver commitments of $567.5 million.  On August 9, 2004, we borrowed $150.0 million to fund the redemption of our Series A Exchangeable Participating Preferred Stock. The revolver contains several financial covenants, including debt to cash flow, cash flow to interest expense, and cash flow to debt service expense (all as defined in the credit agreement), as well as restrictions on the permitted use of borrowed funds that may limit our ability to utilize all of the undrawn funds available thereunder.  The Restricted Group has also issued senior public and senior subordinated public indentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the

Restricted Group’s credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1 and limitations on dividends and distributions subject to an aggregate cap.  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ other debt securities that are based on changes in our credit ratings by any rating agency.

The Restricted Group’s capital requirements associated with the roll-out of its new services such as digital video and Voice over Internet Protocol, as well as the start-up losses associated with the new Voice over Internet Protocol product and certain other corporate expenses, create a net funding requirement.  In addition, the Restricted Group has contributed the balance of the 2003 approved, unspent investment of approximately $87 million to Rainbow DBS.  We currently expect that the net funding and investment requirements of the Restricted Group will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements for the next twelve months.  Any significant additional investments of the Restricted Group may require additional funding.

Cablevision’s and CSC Holdings’ future access to the public debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In July 2003, Moody’s placed CSC Holdings’ credit ratings on negative outlook and Standard and Poor’s placed CSC Holdings’ credit ratings on credit watch with negative implications.  In March 2004, both agencies reaffirmed the ratings and the outlook for CSC Holdings as well as issued ratings for the new debt issuances.  Any downgrade to the Cablevision and CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

Financing for Rainbow Media Holdings has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners.

Rainbow Media Holdings’ existing credit facility is an $819.9 million credit facility consisting of a $200 million revolving credit facility and a $619.9 million term loan maturing March 31, 2008 and March 31, 2009, respectively.  The facility is secured primarily by the assets of and guaranteed by AMC, WE and IFC.  Rainbow Media Holdings’ 100% interest in the stock of these entities is also pledged as collateral.  The term loan requires quarterly amortization beginning December 31, 2003 through 2008 and revolver commitment reductions begin in June 2005.  Principal covenants include maximum senior leverage of 4.50 times cash flow (as defined, based on the combined cash flows of AMC, IFC and WE) through June 30, 2004, reducing to 4.25 times cash flow through September 30, 2004 and 4.00 times cash flow through March 31, 2005 and maximum total leverage of 5.50 times cash flow through September 30, 2004, reducing to 5.25 times thereafter through March 31, 2005.  As of June 30, 2004, the senior and total leverage ratios were 2.7 times cash flow.  As of August 2, 2004, Rainbow Media Holdings had outstanding borrowings under its credit facility of $676.4 million and outstanding letters of credit of $21.0 million, resulting in undrawn commitments of $122.5 million.  Rainbow Media Holdings’ credit facility contains several financial covenants, including debt to cash flow, cash flow to interest expense, and cash flow to debt service expense (all as defined in the credit agreement), as well as restrictions on the permitted use of borrowed funds, that may limit our ability to utilize all of the undrawn funds available thereunder.  The facility also limits the amount of investment in Rainbow DBS, CSC Holdings and Cablevision.  There are no covenants, events of default, borrowing conditions or other terms based upon changes in our credit ratings by any rating agency in Rainbow Media Holdings’ credit facility.  This facility is expected to be terminated upon the closing of the new Rainbow National Services LLC financing transactions described below.

Currently the AMC, WE and IFC networks generate net free cash flow; however, certain developmental activities undertaken by Rainbow Media Holdings, such as the Mag Rack service and other video on demand programming and content services being developed, require funding. Such funding may be obtained through cash generated from other Rainbow Media Holdings operations or through borrowings under the Rainbow Media Holdings credit facility.  We believe we have sufficient availability from cash from operations and committed credit facilities to fund Rainbow Media Holdings’ cash requirements for the next twelve months.  In addition, as discussed under “Recent Events,” as of January 1, 2004, we reorganized the funding of certain businesses in anticipation of our announced spin off plan and, as a result, Rainbow Media Holdings is also expected to fund a portion of the requirements of Rainbow DBS (see “Rainbow DBS” discussion below).

Rainbow Media Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In December 2003, Moody’s eliminated the credit watch for potential downgrade status for the Rainbow Media Holdings bank credit facility that it had initiated in October 2003, but maintains a negative outlook on the rating.  In December 2003, Standard and Poor’s placed Rainbow Media Holdings’ bank credit facility rating on credit watch with negative implications.  Any downgrade to the Rainbow Media Holdings credit ratings by either rating agency could increase Rainbow Media Holdings’ interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow National Services Planned Financings

Prior to the distribution, we expect to enter into new debt financing arrangements totaling approximately $1,750 million in a combination of a senior secured credit facility totaling approximately $950 million, including a $600 million term loan and $350 million undrawn revolving credit facility, and senior and senior subordinated notes totaling approximately $800 million.  The credit facility is expected to be secured by the assets and stock of and guaranteed by AMC, WE and IFC and to have financial covenants similar to those of the existing Rainbow Media Holdings facility, including a limitation on the maximum total debt and senior debt as a multiple of our cash flow that can be incurred, a ratio of cash flow to interest expense, and a ratio of cash flow to debt service (all as defined in the new senior secured credit agreement), as well as restrictions on distributions, additional indebtedness, and liens.  The senior and senior subordinated notes are expected to be guaranteed by substantially all of our subsidiaries and to contain covenants limiting, among other things, the amount of additional indebtedness we may incur, distributions to our parent, and the ability to incur liens.  All of the net proceeds of the new financings will be distributed to Rainbow Media Enterprises, which will distribute cash to Rainbow Media Holdings in an amount sufficient to repay all outstanding indebtness under its credit agreement.  The balance of the distribution, projected to be approximately $650 million, is expected to be invested by Rainbow Media Enterprises into certain of its subsidiaries, primarily Rainbow DBS to fund the development of its business.  This distribution is currently expected to provide funding to the Rainbow DBS business through at least the end of 2005.  We have received commitments covering a substantial portion of the senior secured revolving credit facility; however, there can be no assurances as to the ability of RNS, AMC, WE or IFC to secure any of this new financing.

Madison Square Garden

Madison Square Garden’s primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility.  This facility was terminated in March 2004 with proceeds from a $146 million equity contribution from Regional Programming Partners.

Madison Square Garden’s funding requirements for the next twelve months will be met by its cash on hand and internally generated funds, intercompany loans or equity contributions from Regional Programming Partners, and/or new bank borrowings or loans from the partners of Regional Programming Partners.

Rainbow DBS

Rainbow DBS launched service in October 2003.  It has significant cash requirements and has limited access to funding.  Funding needs for Rainbow DBS in 2004, which include capital expenditures of approximately $111 million; the acquisition of additional frequencies, including the investment in DTV Norwich for its acquisition of MVDDS licenses of $90 million; operating losses; and funds required to develop its proprietary VOOM HD programming channels of approximately $101 million; are expected to total $477 million.  Of this amount, $237.2 million has been provided by the Restricted Group, including the $150 million initially received from the Rainbow Media Holdings new term loan described above.  Rainbow Media Holdings is also expected to borrow up to $100 million under its existing credit agreement (subject to covenant compliance and availability) to provide funding to Rainbow DBS.  As of June 30, 2004, Rainbow Media Holdings had utilized approximately $21 million of its availability in support of Rainbow DBS’ outstanding letters of credit.  Rainbow DBS has no obligation to repay any portion of these investments, all of which will be reflected as equity contributions in Rainbow DBS.  These investments are expected to be sufficient to fund the cash requirements of Rainbow DBS through the planned completion of the RNS debt financings described above.

Proceeds from RNS’ planned financings are expected to provide funding to Rainbow DBS through the end of 2005.  Additional investments in Rainbow DBS are subject to the receipt of distributions from RNS, which will be subject to limitations contained in its financing agreements. If the RNS financing is not secured, funding for Rainbow DBS requirements could be provided by additional borrowings under the existing Rainbow Media Holdings credit facility and utilization of a $250 million senior subordinated debenture purchase commitment provided by a bank to Rainbow Media Holdings.  If utilized, these sources would, based on current projections, provide sufficient funding to Rainbow DBS through March 2005.  Beyond that period, other options would have to be considered, including cancellation of the spin off plan together with reductions to the Rainbow DBS funding requirements, or funds would need to be obtained by Rainbow DBS from other sources, including asset sales or the sale of interests in Rainbow DBS.

Rainbow DBS currently does not have any funding available for the construction and launch of the five Ka-band satellites for which Rainbow DBS has FCC authorization or the two Ku-band satellites necessary to exploit the Ku-band DBS frequencies for which it was the high bidder at a July 2004 FCC auction, nor has it initiated any discussions to acquire such funding.  Accordingly, Rainbow DBS may not have the required funding to ensure satisfaction of the FCC milestones.  If Rainbow DBS is unable to meet those milestones without an adequate reason, such as technical problems with a satellite launch vehicle, it could forfeit the bonds it deposited, the Ka-band licenses it has been awarded and the Ku-band licenses expected to be awarded after the recent auction. Rainbow DBS has also not identified financing sources for the build-out of the infrastructure to exploit the MVDDS licenses acquired by DTV Norwich.  If it is unable to fund this build-out, it could lose those licenses and its investment in DTV Norwich.

Commitments and Contingencies

As of June 30, 2004, the Company’s commitments and contingencies not reflected on the Company’s consolidated balance sheet decreased $121.1 million to $3,260.7 million as compared to $3,381.8 million outstanding at December 31, 2003.  The decrease resulted primarily from the termination of Madison Square Garden’s broadcast rights agreement with the New York Mets and payments made on other outstanding commitments during the six months ended June 30, 2004.  These decreases were partially offset by a net increase in commitments under employment agreements with professional sports teams personnel and players of Madison Square Garden, which provide for payments that are guaranteed regardless of employee injury or termination (certain of these payments are covered by disability insurance if certain conditions are met), for long-term rights agreements which provide the Company with exclusive broadcast rights to certain live sporting events and a lease agreement for transponder space on a satellite.

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

As of June 30, 2004, the notional value of all such contracts was $450 million and the fair value of these derivative contracts was $10.2 million, a net payable position.  For the six months ended June 30, 2004, we recorded a net loss on interest swap contracts of $5.9 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of June 30, 2004, a net payable position	$(10,224)
Less: fair market value as of December 31, 2003	(349)
Change in fair market value, net	(9,875)
Plus: realized gain from cash interest income	3,998
Net loss on interest rate swap contracts	$(5,877)

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, AT&T Wireless, Charter Communications, General Electric, Adelphia Communications and Leapfrog common stock.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of June 30, 2004:

	AT&T	Comcast	AT&T Wireless	Charter	General Electric	Adelphia	Total*
Collateralized indebtedness (carrying value)	$(302.8)	$(488.6)	$(230.7)	$(251.8)	$(314.0)	$(39.9)	$(1,627.8)

Collateralized indebtedness (fair value estimate)	$(314.6)	$(507.8)	$(239.1)	$(259.4)	$(314.2)	$(39.9)	$(1,675.0)
Derivative contract	188.4	124.7	38.8	192.9	(73.6)	38.2	509.4
Investment securities pledged as collateral	129.5	402.3	204.0	43.7	412.8	0.5	1,192.8
Net excess/ (shortfall)	3.3	19.2	3.7	(22.8)	25.0	(1.2)	27.2
Value of prepaid swaps with cross-termination rights	(8.6)	(14.6)	(8.4)	—	—	—	(31.6)
Net excess/ (shortfall) including prepaid swaps	$(5.3)	$4.6	$(4.7)	$(22.8)	$25.0	$(1.2)	$(4.4)

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

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of June 30, 2004, the fair value of our equity derivative contracts was $512.2 million, a net receivable position.  For the six months ended June 30, 2004, we recorded a net unrealized loss on all outstanding equity derivative contracts of $12.7 million attributable to changes in market conditions during the period.  We also recorded an unrealized loss on our holdings of the underlying stocks of $15.7 million for the six months ended June 30, 2004, as shown in the following table:

Fair Market Value of Equity Derivative Contracts

(dollars in thousands)

Fair market value as of June 30, 2004	$512,186
Less: fair market value at December 31, 2003	524,895
Unrealized loss due to changes in prevailing market conditions, net	$(12,709)
Unrealized loss on underlying stock positions due to changes in prevailing market conditions, net	$(15,735)

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

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of June 30, 2004, the fair value of our prepaid interest rate derivative contracts was $61.8 million, a net liability position.  For the six months ended June 30, 2004, we recorded a net loss on such derivative contracts of $5.4 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of June 30, 2004	$(61,824)
Less: fair market value at December 31, 2003	(65,753)
Unrealized gain due to changes in prevailing market conditions, net	3,929
Plus: realized loss resulting from net cash payments	(9,306)

Net loss on prepaid interest rate swap contracts	$(5,377)

In connection with the issuance of the Series A Exchangeable Participating Preferred Stock of CSC Holdings, we entered into an agreement with Quadrangle Capital Partners LP which granted Quadrangle the right to require us to purchase the preferred stock beginning in the third quarter of 2003 (“put option”) for cash or through the issuance of our registered equity securities at our option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option of $70.3 million, a net liability position, has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.  The change in the fair value of the exchange right and the put option of $31.7 million for the six months ended June 30, 2004 has been recorded as a loss on derivative contracts in the consolidated statement of operations.

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

In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash.  Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.  Our share of the proceeds was approximately $651.0 million.  All of the funds we received were used to repay bank debt under our Restricted Group credit facility.

As a result of an agreement with Northcoast PCS, LLC (the other member in Northcoast Communications, an entity wholly-owned by John Dolan), payment of indemnification claims, if any, under the Northcoast Communications/Verizon agreement for which Northcoast Communications is responsible will be made by us.

Vendor financing for Northcoast Communications’ Cleveland operation consisted of a $75 million credit facility at Cleveland PCS, LLC.  This facility had no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license. As of June 30, 2004, the FCC indebtedness had been fully repaid by Cleveland PCS.  As of June 30, 2004,

Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender.  In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity.  The sale of Cleveland PCS was consummated in July 2004 and the obligations of Cleveland PCS under the vendor financing were satisfied.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with characteristics of a controlling financial interest, (b) equity investors do not have voting rights that are proportionate to their economic interest, or (c) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003.  Pursuant to FIN 46, the Company has consolidated its investment in Northcoast Communications, LLC at March 31, 2004 and its investment in DTV Norwich as of the date of the transaction.  In addition, the Company consolidated its investment in PVI Virtual Media Services LLC in the second quarter of 2004 in connection with an amendment to the LLC agreement which caused the Company to reconsider whether PVI Virtual Media Services was a variable interest entity. PVI Virtual Media's total assets and liabilities consolidated as of June 30, 2004 amounted to approximately $15.0 million and $4.0 million, respectively.

In the second quarter of 2004, the Company implemented EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.  EITF 03-6 requires convertible participating securities to be included in the computation of earnings per share using the “two-class” method.  The Company’s Series A Exchangeable Participating Preferred Stock is considered a convertible participating security.  Consequently, basic net income per share, basic income from continuing operations per share, and diluted income from continuing operations per share for the three months ended June 30, 2003 have been restated to reflect the impact of utilizing the two-class method required by EITF 03-6.  As a result, these per share amounts for the three months ended June 30, 2003 were each reduced by $0.01.  The implementation of EITF 03-6 had no impact on earnings per share for the six months ended June 30, 2003 or the three and six months ended June 30, 2004.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$254,641	$326,962
Accounts receivable trade (less allowance for doubtful accounts of $33,208 and $44,941)	366,915	355,835
Investment securities, current	4,976	5,874
Notes and other receivables, current	79,894	74,463
Prepaid expenses and other current assets	126,851	108,071
Feature film inventory, net	105,347	92,362
Deferred tax asset, current	43,491	66,649
Advances to affiliates	2,181	42,922
Investment securities pledged as collateral	141,029	—
Derivative contracts	109,966	—
Assets held for sale	62,070	—
Total current assets	1,297,361	1,073,138

Property, plant and equipment, net	4,446,263	4,593,210
Investments in affiliates	23,001	25,449
Investment securities pledged as collateral	1,067,735	1,224,498
Notes and other receivables	89,593	95,815
Derivative contracts	475,798	586,894
Other assets	61,253	63,272
Long-term feature film inventory, net	375,463	303,393
Deferred carriage fees, net	118,460	119,225
Franchises, net of accumulated amortization of $2,917 and $2,552	735,350	735,362
Affiliation, broadcast and other agreements, net of accumulated amortization of $361,481 and $314,723	587,123	630,523
Other intangible assets, net of accumulated amortization of $39,930 and $32,427	253,915	160,797
Excess costs over fair value of net assets acquired	1,471,114	1,471,114
Deferred financing and other costs, net of accumulated amortization of $53,950 and $61,783	107,780	117,831
	$11,110,209	$11,200,521

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$358,608	$334,283
Accrued liabilities	779,791	852,885
Accounts payable to affiliates	3,935	10,231
Deferred revenue, current	107,655	117,709
Feature film and contract obligations	99,363	92,206
Liabilities under derivative contracts	75,070	38,968
Current portion of bank debt	6,250	111,039
Current portion of collateralized indebtedness	244,430	—
Current portion of capital lease obligations	13,428	15,636
Liabilities held for sale	62,070	—
Total current liabilities	1,750,600	1,572,957

Feature film and contract obligations, long-term	310,169	286,955
Deferred revenue	14,490	16,322
Deferred tax liability	150,894	290,647
Liabilities under derivative contracts	140,883	127,751
Other long-term liabilities	286,526	264,906
Bank debt, long-term	2,409,124	2,246,000
Collateralized indebtedness	1,400,765	1,617,620
Senior notes and debentures	4,193,163	3,692,699
Subordinated debentures	250,000	599,203
Notes payable	150,000	150,000
Capital lease obligations, long-term	62,990	69,220
Series H Redeemable Exchangeable Preferred Stock	—	434,181
Series M Redeemable Exchangeable Preferred Stock	—	1,110,113
Deficit investment in affiliates	44,856	41,111
Minority interests	646,161	580,766
Total liabilities	11,810,621	13,100,451

Series A Exchangeable Participating Preferred Stock	80,001	80,001

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 6,429,987 and 5,258,056 shares issued	64	53
Paid-in capital	2,320,818	829,801
Accumulated deficit	(3,100,343)	(2,808,833)
	(779,461)	(1,978,979)
Accumulated other comprehensive loss	(952)	(952)

Total stockholder’s deficiency	(780,413)	(1,979,931)
	$11,110,209	$11,200,521

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues, net	$1,212,264	$973,147	$2,399,401	$1,974,098

Operating expenses:
Technical and operating	537,029	420,572	1,155,335	891,095
Selling, general and administrative	334,821	272,184	646,908	518,818
Other operating income	(95,840)	—	(95,840)	—
Restructuring charges	599	7,883	3,389	3,419
Depreciation and amortization	276,584	246,347	540,103	503,035
	1,053,193	946,986	2,249,895	1,916,367

Operating income	159,071	26,161	149,506	57,731

Other income (expense):
Interest expense	(154,544)	(134,509)	(331,669)	(263,903)
Interest income	1,270	7,763	2,208	13,828
Equity in net income (loss) of affiliates	1,875	448,881	(1,115)	440,698
Write-off of deferred financing costs	(5,080)	—	(6,267)	—
Gain (loss) on investments, net	(30,808)	150,663	(16,186)	158,048
Loss on derivative contracts, net	(57,059)	(115,543)	(55,672)	(126,251)
Loss on extinguishment of debt	(72,495)	—	(72,495)	—
Minority interests	(55,203)	(11,622)	(50,868)	(22,387)
Miscellaneous, net	483	(904)	(66)	(2,192)
	(371,561)	344,729	(532,130)	197,841

Income (loss) from continuing operations before income taxes and dividend requirements	(212,490)	370,890	(382,624)	255,572

Income tax (expense) benefit	45,965	(163,679)	104,365	(134,462)

Income (loss) from continuing operations before dividend requirements	(166,525)	207,211	(278,259)	121,110

Dividend requirements applicable to preferred stock	—	(45,533)	—	(90,309)

Income (loss) from continuing operations	(166,525)	161,678	(278,259)	30,801
Loss from discontinued operations, net of taxes	(5,005)	(1,764)	(5,815)	(21,708)

Income (loss) applicable to common shareholder before extraordinary item	(171,530)	159,914	(284,074)	9,093
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—
Net income (loss)	$(171,530)	$159,914	$(291,510)	$9,093

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Income (loss) from continuing operations before dividend requirements	$(278,259)	$121,110
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	540,103	503,035
Other operating income	(41,788)	—
Equity in net (income) loss of affiliates	1,115	(440,698)
Minority interests	50,868	22,387
Unrealized loss (gain) on investments, net	16,186	(158,048)
Write-off of deferred financing costs and discounts on indebtedness	7,039	—
Unrealized loss on derivative contracts	50,364	108,616
Amortization and write-off of feature film inventory	48,235	33,447
Amortization of deferred financing, discounts on indebtedness and other deferred costs	38,193	34,355
Compensation expense related to issuance of restricted stock	19,745	—
Tax benefit from exercise of stock options	2,033	1,016
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(240,968)	8,368
Net cash provided by operating activities	212,866	233,588

Cash flows from investing activities:
Capital expenditures	(337,285)	(424,441)
Payment for acquisition	(84,738)	—
Proceeds from sale of equipment	396	9,670
Decrease in investment securities and other investments	(150)	3,168
Additions to intangible assets	(8,069)	(112)
Increase in investments in affiliates, net	32,722	447,273
Net cash provided by (used in) investing activities	(397,124)	35,558

Cash flows from financing activities:
Proceeds from bank debt	2,340,000	840,625
Repayment of bank debt	(2,281,665)	(1,178,350)
Issuance of senior notes	500,000	—
Redemption of preferred stock	(1,544,294)	—
Redemption of senior subordinated debentures	(350,000)	—
Net proceeds from collateralized indebtedness	—	330,728
Preferred stock dividends	—	(87,260)
Advances to Cablevision	—	(150,000)
Capital contribution from Cablevision	1,469,250	121,436
Distribution to minority partner	(1,748)	—
Payments on capital lease obligations and other debt	(8,438)	(8,099)
Additions to deferred financing and other costs	(11,168)	(5,538)
Issuance of preferred stock	—	75,000
Net cash provided by (used in) financing activities	111,937	(61,458)

Net increase (decrease) in cash and cash equivalents from continuing operations	(72,321)	207,688

Net effect of discontinued operations on cash and cash equivalents	—	(40,600)

Cash and cash equivalents at beginning of year	326,962	125,940

Cash and cash equivalents at end of period	$254,641	$293,028

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CSC Holdings, Inc. and its majority owned subsidiaries (the “Company” or “CSC Holdings”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2.                RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2004 and 2003 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 4.                COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended June 30, 2004 and 2003 equals the net loss for the respective periods.

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

During the six months ended June 30, 2004 and 2003, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2004	2003
Non-Cash Investing and Financing Activities:
Capital lease obligations	$—	$5,188
Dividends paid in preferred stock	—	3,049

Supplemental Data:
Cash interest paid – continuing operations	341,155	225,477
Cash interest paid – discontinued operations	82	525
Income taxes paid, net	4,191	4,274
Restricted cash	16,439	4,604

NOTE 7.                TRANSACTIONS

In January 2004, Rainbow DBS, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.  In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 loan for the acquisition of these licenses (the “DTV Norwich Transaction”).  Under the terms of the promissory note with DTV Norwich, the loan will be forgiven as the FCC grants the MVDDS licenses to DTV Norwich.

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

NOTE 8.                NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In accordance with the provisions of FIN 46, the assets and liabilities attributable to the Company’s investment in Northcoast Communications, LLC have been consolidated and classified in the consolidated balance sheet as of March 31, 2004.  As of June 30, 2004, assets and liabilities held for sale consist of the following:

Cash, receivables, inventory, prepaid and other assets	$15,245
Property, equipment and PCS licenses	46,825
Total assets held for sale	$62,070
Accounts payable and accrued expenses	$15,212
Other liabilities	46,858
Total liabilities held for sale	$62,070

The sale of the net assets of the Cleveland PCS business classified as held for sale was consummated in July 2004.

The operating results and adjustments to the gains on the transfer of the retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002, have been classified as discontinued operations, net of taxes, in the Company’s consolidated statement of operations for all periods presented.  Operating results of discontinued operations are summarized as follows:

	Three Months Ended June 30, 2004
	Retail Electronics	Bravo	Total

Revenues, net	$—	$—	$—
Loss before income taxes	$(5,678)	$(427)	$(6,105)
Income tax benefit	920	180	1,100
Net loss	$(4,758)	$(247)	$(5,005)

	Six Months Ended June 30, 2004
	Retail Electronics	Bravo	Total

Revenues, net	$—	$—	$—
Loss before income taxes	$(5,678)	$(1,823)	$(7,501)
Income tax benefit	920	766	1,686
Net loss	$(4,758)	$(1,057)	$(5,815)

For the three and six months ended June 30, 2004, the Company recorded losses, net of taxes, of approximately $247 and $1,057, respectively, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business in December 2002.  In addition, the Company recorded losses, net of taxes, of approximately $4,758 for the three and six months ended June 30, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business in March 2003.

	Retail Electronics
	Three Months	Six Months
	Ended June 30, 2003

Revenues, net	$—	$30,842
Loss before income taxes	(3,039)	(19,362)
Income tax benefit (expense)	1,275	(2,346)
Net loss	$(1,764)	$(21,708)

The net loss for the three and six months ended June 30, 2003, includes a loss on the disposal of the retail electronics business, net of taxes, of $1,764 and $14,608, respectively.

NOTE 9.                RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with characteristics of a controlling financial interest, (b) equity investors do not have voting rights that are proportionate to their economic interest, or (c) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003.  The Company has consolidated its investment in Northcoast Communications at March 31, 2004 and its investment in DTV Norwich as of the date of the DTV Norwich Transaction.  In addition, the Company consolidated its investment in PVI Virtual Media Services LLC in the second quarter of 2004 in connection with an amendment to the LLC agreement which caused the Company to reconsider whether PVI Virtual Media was a variable interest entity.  PVI Virtual Media markets a real time video insertion system that through patented technology places computer generated electronic images into television broadcasts of sporting events and other programming.  PVI Virtual Media’s total assets and liabilities consolidated as of June 30, 2004 amounted to approximately $15,000 and $4,000, respectively.

NOTE 10.              DEBT

In March 2004, borrowings under the Madison Square Garden (a wholly-owned subsidiary of Regional Programming Partners) credit facility were repaid in full and the credit facility was terminated with proceeds from an equity contribution from Regional Programming Partners, a 60% owned subsidiary of Rainbow Media Holdings which is a wholly-owned subsidiary of the Company.

In April 2004, Cablevision issued $1,000,000 face amount of 8% senior notes due 2012 and $500,000 face amount of floating rate senior notes due 2009.  The net proceeds of $1,469,250 were used by Cablevision to purchase 1,171,931 shares of the Company’s common stock.  In addition, CSC Holdings issued $500,000 face amount of 6-3/4% senior notes due 2012.

In May 2004, CSC Holdings redeemed all of the following securities: its 11-3/4% Series H Redeemable Exchangeable Preferred Stock; its 11-1/8% Series M Redeemable Exchangeable Preferred Stock; its 9-7/8% Senior Subordinated Debentures due 2013; and its 9-7/8% Senior Subordinated Debentures due 2023.  In connection with the redemptions, the Company recognized a loss of $72,495 representing primarily the redemption premiums paid.  In addition, the Company wrote off $5,080 of unamortized deferred financing costs in connection with these redemptions.

NOTE 11.              INCOME TAXES

The income tax benefit attributable to continuing operations for the six months ended June 30, 2004 of $104,365 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Company’s Series A Preferred Stock, an increase in the valuation allowance of $3,136, and state taxes.

The income tax expense attributable to continuing operations of $134,462  for the six months ended June 30, 2003, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of a non-deductible expense related to the exchange right and put option related to the Company’s Series A Preferred Stock, an adjustment to the deferred tax rate, and state taxes.

NOTE 12.              RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2003	$3	$19,212	$19,215
Additional credits	—	(609)	(609)
Payments	(3)	(4,884)	(4,887)
Balance at June 30, 2004	$—	$13,719	$13,719

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2003	$207	$39,623	$39,830
Additional charges (credits)	12	(669)	(657)
Payments	(140)	(2,979)	(3,119)
Balance at June 30, 2004	$79	$35,975	$36,054

The following table summarizes the accrued restructuring liability related to the 2003 restructuring plan for continuing operations:

Employee Severance

Balance at December 31, 2003	$2,258
Additional charges	93
Payments	(1,801)
Balance at June 30, 2004	$550

In connection with the acquisition of Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs.  As of June 30, 2004, no payments were made against this liability.

In 2004, the Company eliminated certain staff positions and incurred severance costs aggregating $4,562, of which approximately $2,356 was paid as of June 30, 2004.

At June 30, 2004, approximately $26,120 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 13.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Gross carrying amount of amortizable intangible assets
Franchises	$6,322	$6,066
Affiliation agreements	786,902	794,186
Broadcast rights	152,944	142,302
Player contracts	8,758	8,758
Other intangibles	206,275	191,325
	1,161,201	1,142,637

Accumulated amortization
Franchises	2,917	2,552
Affiliation agreements	288,221	248,595
Broadcast rights	64,937	58,507
Player contracts	8,323	7,621
Other intangibles	39,930	32,427
	404,328	349,702

Unamortizable intangible assets
Franchises	731,945	731,848
FCC licenses	87,570	1,899
Excess costs over the fair value of net assets acquired	1,471,114	1,471,114
	2,290,629	2,204,861
Total intangibles	$3,047,502	$2,997,796

Aggregate amortization expense
Six months ended June 30, 2004 and year ended December 31, 2003	$54,645	$82,636

Estimated amortization expense
Year ending December 31, 2004		$103,374
Year ending December 31, 2005		90,013
Year ending December 31, 2006		86,450
Year ending December 31, 2007		84,600
Year ending December 31, 2008		83,657

There were no changes in the carrying amount of excess costs over the fair value of net assets acquired for the six months ended June 30, 2004.

Certain reclassifications have been made in the 2004 period to reflect changes to the preliminary allocation of the purchase price to intangible assets acquired in connection with Regional Programming Partners’ acquisition of Fox Sports Networks’ 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.

NOTE 14.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the theater business. The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Service cost	$6,234	$5,712	$12,468	$11,474
Interest cost	1,269	1,024	2,538	2,048
Expected return on plan assets	(1,519)	(1,051)	(3,038)	(2,102)
Net periodic benefit cost	$5,984	$5,685	$11,968	$11,420

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $26,900 to its pension plan in 2004.  As of June 30, 2004, contributions of approximately $11,300 have been made.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, net from continuing operations
Telecommunications Services	$775,177	$665,019	$1,515,245	$1,298,823
Rainbow	291,672	188,395	555,084	365,219
Madison Square Garden	165,820	133,194	370,337	341,600
Rainbow DBS	2,687	—	3,701	—
All other	19,397	22,158	36,876	40,745
Intersegment eliminations	(42,489)	(35,619)	(81,842)	(72,289)
Total	$1,212,264	$973,147	$2,399,401	$1,974,098

Adjusted operating cash flow from continuing operations
Telecommunications Services	$309,299	$256,280	$584,346	$499,169
Rainbow	83,085	40,013	159,261	74,717
Madison Square Garden	119,866	9,152	100,044	23,305
Rainbow DBS	(71,812)	(3,492)	(116,776)	(5,142)
All Other	(5,041)	(8,353)	(23,733)	(7,672)
Total	$435,397	$293,600	$703,142	$584,377

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, net from continuing operations
Total revenue for reportable segments	$1,235,356	$986,608	$2,444,367	$2,005,642
Other revenue and intersegment eliminations	(23,092)	(13,461)	(44,966)	(31,544)
Total consolidated revenue	$1,212,264	$973,147	$2,399,401	$1,974,098

Adjusted operating cash flow to income (loss) from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$440,438	$301,953	$726,875	$592,049
All other adjusted operating cash flow	(5,041)	(8,353)	(23,733)	(7,672)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(276,584)	(246,347)	(540,103)	(503,035)
Stock plan income (expense)	857	(13,209)	(10,144)	(20,192)
Restructuring charges	(599)	(7,883)	(3,389)	(3,419)
Interest expense	(154,544)	(134,509)	(331,669)	(263,903)
Interest income	1,270	7,763	2,208	13,828
Equity in net income (loss) of affiliates	1,875	448,881	(1,115)	440,698
Write-off of deferred financing costs	(5,080)	—	(6,267)	—
Gain (loss) on investments, net	(30,808)	150,663	(16,186)	158,048
Loss on derivative contracts, net	(57,059)	(115,543)	(55,672)	(126,251)
Loss on extinguishment of debt	(72,495)	—	(72,495)	—
Minority interests	(55,203)	(11,622)	(50,868)	(22,387)
Miscellaneous, net	483	(904)	(66)	(2,192)
Income (loss) from continuing operations before income taxes and dividend requirements	$(212,490)	$370,890	$(382,624)	$255,572

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

On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12,500” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.  Cablevision has denied the material allegations of the complaint and sought a declaration that its potential liability, if any, is limited to payments for services actually provided by At Home net of all appropriate offsets.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arose from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleged a variety of anticompetitive acts and sought declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint were without merit.  On June 28, 2004, a stipulated Order was entered dismissing all claims with prejudice.

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

As part of the original March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experienced while the interim agreement was in place, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  In light of the arbitration decision, no further indemnification payments are being made and appropriate refunds as to amounts already paid are expected.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action until a review by the court at the earlier of a decision in the previously filed actions in Delaware on the pending motion to dismiss in those actions or at a conference before the court on November 4, 2004.

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

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.  In July 2004, in connection with the Company’s response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements.

NOTE 17.              PREFERRED STOCK

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.  In connection with the issuance of the Series A preferred stock to Quadrangle, CSC Holdings entered into an agreement with Quadrangle which granted Quadrangle the right to require CSC Holdings to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at CSC Holdings’ option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option of $70,327 and $38,618 at June 30, 2004 and December 31, 2003, respectively, have been reflected as a liability under derivative contracts in the accompanying condensed consolidated balance sheets.  The change in the fair value of the exchange right and put option of $31,709 for the six months ended June 30, 2004 has been reflected as a loss on derivative contracts in the accompanying condensed consolidated statement of operations.

In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A preferred stock.  The parties have entered into an agreement that the put price is $150,328.  The put price was paid in cash by CSC Holdings in August 2004.

NOTE 18.              OTHER MATTERS

In the second quarter of 2004, Madison Square Garden received $54,052 in cash in connection with the New York Mets’ termination of their broadcast rights agreement with Madison Square Garden.  The termination of the rights agreement will be effective after the 2005 baseball season.  As a result of the termination notice, the Company recorded a reversal of a purchase accounting liability of $41,788 related to this broadcast rights agreement.  These items have been reflected as other operating income in the Company’s consolidated statement of operations.

Prior to the planned distribution of Rainbow Media Enterprises, Inc. (a wholly-owned subsidiary of Rainbow Media Holdings), Rainbow National Services LLC, an indirect wholly-owned subsidiary of Rainbow Media Enterprises, is expected to enter into new debt financing arrangements totaling approximately $1,750,000 in a combination of a senior secured credit facility totaling approximately $950,000, including a $600,000 term loan and $350,000 undrawn revolving credit facility, and senior and senior subordinated notes totaling approximately $800,000.

A portion of the proceeds from the planned financing will be distributed to Rainbow Media Holdings to repay all outstanding amounts under its credit facility which at June 30, 2004 amounted to approximately $671,000.  There are no assurances that the Company will be able to secure any of this new financing

Item 2.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for interest expense of $26.9 million for the three and six months ended June 30, 2004, relating to $1.5 billion of Cablevision senior notes issued in April 2004 included in the Cablevision consolidated statement of operations and interest income of $3.1 million and $3.6 million, respectively, for the three and six months ended June 30, 2003 included in CSC Holdings’ consolidated statement of operations which is eliminated in Cablevision’s consolidated statement of operations.  In addition, prior to the implementation of Statement 150 on July 1, 2003, dividends attributable to the Series H and Series M Redeemable Exchangeable Preferred Stock of CSC Holdings were reported in minority interests in the consolidated financial statements of Cablevision.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.