Form 10-Q
period 2004-09-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2004-11-09
CIK 784681, 1053112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Number of shares of common stock outstanding as of November 1, 2004:

Cablevision NY Group Class A Common Stock -	220,474,258
Cablevision NY Group Class B Common Stock -	66,752,531
CSC Holdings, Inc. Common Stock -	6,429,987

PART I.  FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 10.

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

As of September 30, 2004, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,219.5 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $122.0 million.  As of September 30, 2004, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $516.0 million, a net receivable position.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

Security	# of Shares Deliverable	Maturity	Hedge Price per Share*	Cap Price **
				Low	High

Comcast	7,159,205	2005	$35.90 - $38.47	$46.62	$63.91
	7,159,206	2006

AT&T	4,426,093	2005	$34.39 - $42.08	$44.71	$61.21
	4,426,093	2006

Charter Communications	1,862,229	2005	$22.35 - $22.92	$32.24	$38.33
	5,586,687	2006
	3,724,460	2007

AT&T Wireless ***	7,121,583	2005	$16.84 - $18.65	$27.62	$33.15
	7,121,583	2006

General Electric	12,742,033	2006	$23.14 - $25.67	$27.76	$30.81

Adelphia Communications	1,010,000	2005	$39.04 - $40.04	$62.57	$63.57

Leapfrog	800,000	2007	$23.55 - $24.55	$29.87	$30.87

*                             Represents the ranges of prices below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the ranges of prices used in determining the cash proceeds payable to us at inception of the contracts.

**                      Represents the ranges of prices up to which we receive the benefit of stock price appreciation.

***               On October 28, 2004, the Company received $213.6 million in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC.  As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AT&T Wireless were terminated.  The termination events require the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars.

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

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2004, the fair value of our fixed rate debt of $8,102.1 million exceeded its carrying value of $7,771.4 million by approximately $330.7 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2004 would increase the estimated fair value of our fixed rate debt by approximately $367.8 million to $8,469.9 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of September 30, 2004, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450 million.  As of September 30, 2004, the fair market value and carrying value of these interest rate swap contracts was approximately $0.8 million, a net payable position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2004 prevailing levels would increase the fair value of these contracts to a net liability of $15.1 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with our monetization transactions to convert fixed rate obligations to floating rates of interest.  As of September 30, 2004, such contracts had a fair market value and carrying value of $50.0 million, a net payable position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2004 prevailing levels would increase the fair market value of our liabilities under derivative contracts by approximately $12.5 million to a liability of $62.5 million.

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

Wilmer Cutler Pickering Hale and Dorr LLP has completed its investigation of improper expense recognition and has made recommendations with respect to improvements in internal controls.  The Company had already begun implementing new policies and procedures that covered the same subjects as certain of the Wilmer Cutler recommendations including:

•                  adoption of vendor payment guidelines, signature and password protection, and communication of information to those responsible for the preparation of financial statements;

•                  enhancements and reinforcements of existing policies and procedures, including those related to expense recognition and accruals and required support for payments and accruals; and

•                  additional required support and approval for certain types of payments and accruals.

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

In August 2004, Cablevision filed a motion for summary judgment seeking a declaration as to certain matters of contractual interpretation.  On October 26, 2004, the federal district court denied the motion on the ground that disputed issues of material fact exist that could not be resolved at the summary judgment stage.

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

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents.  The parties also entered into a stipulation setting the schedule for the filing of an amended consolidated complaint and also setting forth a schedule for the filing of an answer or a motion to dismiss.  The Company anticipates that the plaintiff will file a consolidated amended complaint on December 13, 2004.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action until a review by the court at the earlier of a decision in the previously filed actions in Delaware on the pending motion to dismiss in those actions or at a conference before the court on November 10, 2004.

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

Item 6.                                                             Exhibits

4.1	Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $300,000,000 8 3/4%% Senior Notes due 2012.

4.2	Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $500,000,000 10 3/8% Senior Subordinated Notes due 2014.

10.1

Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto.

10.2	Letter Agreement, dated August 2, 2004, between Cablevision Systems Corporation and Michael Huseby.

10.3	Letter Agreement, dated October 11, 2004, between Cablevision Systems Corporation and Wm. Keith Harper.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	November 9, 2004		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	November 9, 2004	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

INDEX TO FINANCIAL STATEMENTS

Page
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2004 (unaudited) and December 31, 2003	I-1

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	I-3

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2004 and 2003 (unaudited)	I-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	I-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	I-22

CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2004 (unaudited) and December 31, 2003	II-1

	Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	II-3

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003 (unaudited)	II-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	II-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-22

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$922,924	$326,962
Accounts receivable trade (less allowance for doubtful accounts of $38,039 and $44,941)	368,372	355,835
Notes and other receivables, current	90,532	61,586
Note receivable, affiliate	5,102	12,877
Investment securities, current	3,770	5,874
Inventory	27,840	9,419
Prepaid expenses and other current assets	130,450	98,652
Feature film inventory, net	115,055	92,362
Deferred tax asset, current	55,654	66,649
Advances to affiliates	1,858	31,600
Investment securities pledged as collateral	256,627	—
Derivative contracts	207,786	—
Total current assets	2,185,970	1,061,816

Property, plant and equipment, net	4,413,563	4,593,210
Investments in affiliates	26,320	25,449
Investment securities pledged as collateral	959,184	1,224,498
Notes and other receivables	78,940	95,815
Derivative contracts	389,515	586,894
Other assets	53,267	63,272
Long-term feature film inventory, net	400,126	303,393
Deferred carriage fees, net	113,184	119,225
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $382,225 and $314,723	566,378	630,523
Other intangible assets, net of accumulated amortization of $46,929 and $34,979	259,365	164,311
Excess costs over fair value of net assets acquired	1,471,114	1,471,114
Deferred financing and other costs, net of accumulated amortization of $58,559 and $61,783	146,051	117,831
	$11,794,825	$11,189,199

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$366,605	$334,283
Accrued liabilities	829,229	853,026
Accounts payable to affiliates	14,768	10,231
Deferred revenue, current	153,098	117,709
Feature film and contract obligations	107,777	92,206
Liabilities under derivative contracts	8,530	38,968
Current portion of bank debt	13,708	111,039
Current portion of collateralized indebtedness	455,700	—
Current portion of capital lease obligations	13,669	15,636
Total current liabilities	1,963,084	1,573,098

Feature film and contract obligations, long-term	333,292	286,955
Deferred revenue	14,304	16,322
Deferred tax liability	104,655	289,055
Liabilities under derivative contracts	123,486	127,751
Other long-term liabilities	251,625	264,906
Bank debt, long-term	2,467,000	2,246,000
Collateralized indebtedness	1,203,565	1,617,620
Senior notes and debentures	5,991,265	3,692,699
Senior subordinated debentures	746,134	599,203
Notes payable	150,000	150,000
Capital lease obligations, long-term	61,783	69,220
Series H Redeemable Exchangeable Preferred Stock	—	434,181
Series M Redeemable Exchangeable Preferred Stock	—	1,110,113
Deficit investment in affiliates	53,973	41,111
Minority interests	659,882	580,766
Total liabilities	14,124,048	13,099,000

Preferred Stock of CSC Holdings, Inc.	—	80,001

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,977,657 and 241,408,518 shares issued and 220,161,430 and 219,592,291 shares outstanding	2,420	2,414
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,024,781 and 67,217,427 shares issued and outstanding	670	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,167,627	1,136,786
Accumulated deficit	(3,139,238)	(2,768,972)
	(1,968,521)	(1,629,100)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(952)	(952)
Total stockholders’ deficiency	(2,329,223)	(1,989,802)
	$11,794,825	$11,189,199

See accompanying notes

to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues, net	$1,169,029	$975,766	$3,568,430	$2,949,864

Operating expenses:
Technical and operating (excluding depreciation and amortization)	508,982	412,639	1,664,317	1,303,734
Selling, general and administrative	313,865	262,150	960,773	780,968
Other operating expense (income)	83	(9,036)	(95,757)	(9,036)
Restructuring charges (credits)	(1,203)	8,004	2,186	11,423
Depreciation and amortization	277,189	282,013	817,292	785,048
	1,098,916	955,770	3,348,811	2,872,137

Operating income	70,113	19,996	219,619	77,727

Other income (expense):
Interest expense	(174,720)	(171,496)	(533,253)	(435,399)
Interest income	2,658	3,826	4,866	14,089
Equity in net income (loss) of affiliates	(6,234)	(2,918)	(7,349)	437,780
Loss on sale of cable assets	—	(13,644)	—	(13,644)
Write-off of deferred financing costs	(12,694)	—	(18,961)	—
Gain (loss) on investments, net	6,280	52,810	(9,906)	210,858
Gain (loss) on derivative contracts, net	21,623	(39,531)	(34,049)	(165,782)
Loss on extinguishment of debt	—	—	(72,495)	—
Minority interests	(13,966)	(15,638)	(64,834)	(128,334)
Miscellaneous, net	(23)	(115)	(89)	(2,307)
	(177,076)	(186,706)	(736,070)	(82,739)
Loss from continuing operations before income taxes	(106,963)	(166,710)	(516,451)	(5,012)
Income tax (expense) benefit	43,788	51,432	159,436	(81,533)

Loss from continuing operations	(63,175)	(115,278)	(357,015)	(86,545)
Income (loss) from discontinued operations, net of taxes	—	8,316	(5,815)	(13,392)

Loss before extraordinary item	(63,175)	(106,962)	(362,830)	(99,937)
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—

Net loss	$(63,175)	$(106,962)	$(370,266)	$(99,937)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.22)	$(0.40)	$(1.24)	$(0.30)

Income (loss) from discontinued operations	$—	$0.03	$(0.02)	$(0.05)

Extraordinary loss	$—	$—	$(0.03)	$—
Net loss	$(0.22)	$(0.37)	$(1.29)	$(0.35)

Weighted average common shares (in thousands)	287,173	286,716	287,006	285,054

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(357,015)	$(86,545)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	817,292	785,048
Non-cash other operating income	(41,788)	—
Equity in net (income) loss of affiliates	7,349	(437,780)
Loss on sale of cable assets	—	13,644
Minority interests	64,834	41,075
Unrealized loss (gain) on investments, net	10,435	(210,858)
Write-off of deferred financing costs and discounts on indebtedness	19,733	—
Unrealized loss on derivative contracts	25,217	142,064
Amortization and write-off of feature film inventory	82,788	51,156
Amortization of deferred financing, discounts on indebtedness and other deferred costs	84,081	66,709
Compensation expense related to issuance of restricted stock	25,376	16,330
Deferred income tax provision (benefit)	(164,217)	94,117
Changes in other assets and liabilities, net of effects of acquisitions and dispositions	(148,886)	(196,068)
Net cash provided by operating activities	425,199	278,892

Cash flows from investing activities:
Capital expenditures	(554,641)	(661,937)
Payment for acquisitions	(84,738)	(250,406)
Proceeds from sale of equipment	1,039	7,090
Decrease (increase) in investment securities and other investments	(237)	3,105
Additions to intangible assets	(14,660)	(1,750)
Decrease in investments in affiliates, net	32,615	445,426
Net cash used in investing activities	(620,622)	(458,472)

Cash flows from financing activities:
Proceeds from bank debt	3,188,208	1,314,082
Repayment of bank debt	(3,064,539)	(1,357,287)
Repayment of note payable	—	(7,500)
Issuance of senior notes	2,793,922	—
Redemption of preferred stock	(1,694,622)	—
Redemption of senior subordinated debentures	(350,000)	—
Net proceeds from collateralized indebtedness	—	330,728
Issuance of common stock	3,352	1,898
Issuance of preferred stock of CSC Holdings	—	75,000
Distribution to minority partner	(1,748)	—
Payments on capital lease obligations and other debt	(12,356)	(12,677)
Additions to deferred financing	(70,832)	(6,016)
Net cash provided by financing activities	791,385	338,228

Net increase in cash and cash equivalents from continuing operations	595,962	158,648

Net effect of discontinued operations on cash and cash equivalents	—	(32,284)

Cash and cash equivalents at beginning of year	326,962	125,940

Cash and cash equivalents at end of period	$922,924	$252,304

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                                                 BUSINESS

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) owns and operates cable television systems and, through its wholly-owned subsidiary, Rainbow Media Holdings LLC, has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate motion picture theaters and provide direct broadcast satellite service. The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its cable television, telephone, high-speed data and Voice over Internet Protocol services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Rainbow DBS, which consists of our direct broadcast satellite service and the 21 high definition channels currently carried exclusively by this service.

NOTE 2.                                                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all the information and notes required for complete financial statements.

The financial statements as of and for the three and nine months ended September 30, 2004 and 2003 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3.                                                 RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

NOTE 4.                                                 COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2004 and 2003 equals the net loss for the respective periods.

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

During the nine months ended September 30, 2004 and 2003, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2004	2003
Non-Cash Investing and Financing Activities:
Capital lease obligations	$2,952	$10,003

Supplemental Data:
Cash interest paid, net – continuing operations	447,848	371,055
Cash interest paid, net – discontinued operations	—	525
Income taxes paid, net	5,289	6,772
Restricted cash	35,924	7,256

NOTE 7.                                                 TRANSACTIONS

In January 2004, Rainbow DBS, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the FCC to provide multichannel video distribution and data service (“MVDDS”) in 46 metropolitan areas in the United States.  In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 for the acquisition of these licenses (the “DTV Norwich Transaction”).  Under the terms of the promissory note with DTV Norwich, the loan was forgiven when the FCC granted the MVDDS licenses to DTV Norwich on July 27, 2004 and September 23, 2004.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Rainbow DBS also agreed to a put/call option with the other investor in DTV Norwich.  Rainbow DBS had a call option to purchase an additional 41% membership interest in DTV Norwich at an exercise price of $4,230.  Rainbow DBS exercised its call option on October 29, 2004.  Rainbow DBS will need FCC approval to acquire the 41% membership interest because the acquisition would give Rainbow DBS control of this entity.  The other investor has the right, for ten years, to put its remaining 10% interest to Rainbow DBS at fair value to be determined by a process involving independent valuation experts.

Pursuant to FIN 46, Consolidation of Variable Interest Entities, this entity was consolidated with the Company as of the date of the transaction since it does not have sufficient equity to demonstrate that it can finance its activities without additional subordinated financial support.  The acquired licenses have been recorded in the accompanying consolidated balance sheet as other intangible assets and are deemed to have an indefinite life.  Since this variable interest entity is not considered a business pursuant to FIN 46, the excess of the fair value of the consideration paid and the newly consolidated non-controlling interest over the fair value of the newly consolidated identifiable assets, of $7,436 net of taxes of $5,384, was recorded as an extraordinary loss in the first quarter of 2004.

NOTE 8.                                                 STOCK OPTION PLAN

The Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans.  The table below sets forth the pro forma net loss as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
Net loss, as reported	$(63,175)	$(106,962)	$(370,266)	$(99,937)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	3,867	837	10,156	12,540
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(4,635)	(2,216)	(13,459)	(21,037)
Pro forma net loss	$(63,943)	$(108,341)	$(373,569)	$(108,434)

Basic and diluted net loss per common share:
As reported	$(0.22)	$(0.37)	$(1.29)	$(0.35)
Pro forma	$(0.22)	$(0.38)	$(1.30)	$(0.38)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model.  The following assumptions were used in calculating the fair values of options granted in 2004 and 2003:

	2004	2003

Risk –free interest rate	3.7%	2.8%
Volatility	55.7%	60.5%
Dividend yield	0%	0%
Average fair value	$9.56	$6.59

NOTE 9.                                                 NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In accordance with the provisions of FIN 46, the assets and liabilities attributable to the Company’s 49.9% interest in Northcoast Communications, LLC (a wireless personal communications business) were consolidated and classified as assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2004.  Northcoast Communications’ consolidated net assets consisted solely of the net assets of its Cleveland PCS subsidiary.  Vendor financing for the Cleveland PCS business consisted of a $75,000 credit facility at Cleveland PCS, LLC.  This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and the Company of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland PCS license.  In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity.  The FCC indebtedness was fully repaid by Cleveland PCS in the second quarter of 2004.  The sale of Cleveland PCS was consummated in July 2004 and the obligations of Cleveland PCS under the vendor financing were satisfied.  The Company did not record any gain or loss in connection with the sale.   The net assets sold consisted of the following:

Cash, receivables, inventory, prepaid and other assets	$15,245
Property, equipment and PCS licenses	46,825
Total assets sold	$62,070

Accounts payable and accrued expenses	$15,212
Other liabilities	46,858
Total liabilities sold	$62,070

The operating results and adjustments to the gains on the transfer of the retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002, have been classified as discontinued operations, net of taxes, in the Company’s consolidated statement of operations for all periods presented.  Operating results of discontinued operations for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 are summarized as follows:

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2004
	Retail Electronics	Bravo	Total

Revenues, net	$—	$—	$—

Loss before income taxes	$(5,678)	$(1,823)	$(7,501)
Income tax benefit	920	766	1,686

Net loss	$(4,758)	$(1,057)	$(5,815)

For the nine months ended September 30, 2004, the Company recorded losses, net of taxes, of approximately $1,057, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business in December 2002.  In addition, the Company recorded losses, net of taxes, of approximately $4,758 for the nine months ended September 30, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business in March 2003.

	Retail Electronics
	Three Months	Nine months
	Ended September 30, 2003

Revenues, net	$—	$30,842

Loss before income taxes	$(198)	$(19,560)
Income tax benefit	8,514	6,168
Net income (loss)	$8,316	$(13,392)

The net income (loss) for the three and nine months ended September 30, 2003, includes income (loss) on the disposal of the retail electronics business, net of taxes, of $8,316 and $(6,292), respectively.

NOTE 10.                                          RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with characteristics of a controlling financial interest, (b) equity investors do not have voting rights that are proportionate to their economic interest, or (c) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003.  The Company consolidated its investment in Northcoast Communications at March 31, 2004 and its investment in DTV Norwich as of the date of the DTV Norwich Transaction.  In addition, the Company consolidated its investment in PVI Virtual Media Services LLC in the second quarter of 2004 in connection with an amendment to the LLC agreement which caused the Company to reconsider whether PVI Virtual Media was a variable interest entity.  PVI Virtual Media markets a real time video insertion system that through patented technology places

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

computer generated electronic images into television broadcasts of sporting events and other programming.  PVI Virtual Media’s total assets and liabilities consolidated in the second quarter of 2004 amounted to approximately $15,000 and $4,000, respectively.

In the second quarter of 2004, the Company implemented Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.  EITF 03-6 requires convertible participating securities to be included in the computation of earnings per share using the “two-class” method.  The Company’s Series A Exchangeable Participating Preferred Stock was considered a convertible participating security.  When applicable, basic and diluted earnings per share would be restated to reflect the impact of utilizing the two-class method required by EITF 03-6.  The implementation of EITF 03-6 had no impact on earnings per share for the three and nine months ended September 30, 2004 and 2003.

In March 2004, the EITF ratified its consensus related to the application guidance within EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 applies to investments in debt and equity securities within the scope of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of Statement No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  The adoption of EITF 03-1 did not have an impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2004.

In March 2004, the EITF reached a consensus regarding Issue No. 03-16, Accounting for Investments in Limited Liability Companies.  EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.  Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.  EITF 03-16 is effective for the first period beginning after June 15, 2004.  The adoption of EITF 03-16 did not have an impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2004.

NOTE 11.                                          DEBT

In March 2004, borrowings under the Madison Square Garden (a wholly-owned subsidiary of Regional Programming Partners) credit facility were repaid in full and the credit facility was terminated with proceeds from an equity contribution from Regional Programming Partners, a 60% owned subsidiary of Rainbow Media Holdings.  The Company wrote off approximately $1,187 of unamortized deferred financing costs in connection with the termination of the credit facility.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

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

In August 2004, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of Rainbow Media Enterprises (a wholly-owned subsidiary of Rainbow Media Holdings) which owns the common equity interests in the Company’s three national programming services — AMC, WE: Women’s Entertainment and The Independent Film Channel (“IFC”), entered into a $950,000 senior secured credit facility ($350,000 of which is a revolving credit facility and $600,000 of which is a term loan facility) and issued $300,000 aggregate principal amount of 8 3/4% senior notes due 2012 and $500,000 aggregate principal amount of 10 3/8% senior subordinated notes due 2014.  The RNS credit facility is secured by the assets and stock of AMC, WE and IFC and guaranteed by AMC, WE and IFC, and Rainbow Programming Holdings, RNS’s direct parent.  The RNS credit facility contains certain covenants that require the maintenance of financial ratios (as defined in the credit facility) as well as restrictions on distributions, additional indebtedness, and liens.  The maximum total leverage ratio per the credit facility is 6.75 times the cash flow (as defined) of AMC, IFC and WE through 2006.  The revolving credit facility requires commitment reductions beginning December 31, 2009 through September 30, 2011.  The term loan requires quarterly amortization payments beginning June 30, 2005 through March 31, 2012.  Borrowings under the revolving credit facility bear interest at LIBOR plus a margin based upon the leverage ratio.  Amounts under the term loan bear interest at LIBOR plus 2.75%.  There were no amounts outstanding under the revolving credit facility as of September 30, 2004.

In connection with the RNS financing, RNS distributed approximately $704,900 to Rainbow Media Holdings which it used to repay all outstanding amounts under its credit facility and collateralize outstanding letters of credit.  The Company wrote off approximately $12,694 of unamortized deferred financing costs in connection with the termination of the credit facility.

The Company has outstanding guarantees of $23,400 consisting primarily of guarantees by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization, by certain of its subsidiaries that are not included in the Restricted Group, of the Company’s holdings of Charter Communications, Inc., General Electric Company, and Adelphia Communications Corporation common stock. Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates. Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company’s accompanying balance sheet, plus accrued interest.

NOTE 12.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2004 of $159,436 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an increase in the valuation allowance of $3,483, and state taxes.

The income tax expense attributable to continuing operations of $81,533 for the nine months ended September 30, 2003, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an adjustment to the deferred tax rate, and state taxes.

NOTE 13.                                          RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2003	$3	$19,212	$19,215
Additional credits	—	(4,143)	(4,143)
Payments	(3)	(5,938)	(5,941)
Balance at September 30, 2004	$—	$9,131	$9,131

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2003	$207	$39,623	$39,830
Additional charges (credits)	(14)	765	751
Payments	(139)	(8,210)	(8,349)
Balance at September 30, 2004	$54	$32,178	$32,232

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the accrued restructuring liability related to the 2003 restructuring plan for continuing operations:

Employee Severance

Balance at December 31, 2003	$2,258
Additional charges	138
Payments	(2,105)
Balance at September 30, 2004	$291

In connection with the acquisition of Fox Sports Networks’ 50% interest in Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs.  As of September 30, 2004, no payments were made against this liability.

During 2004, the Company recorded restructuring charges aggregating $5,440, associated with the elimination of certain positions in various business units of the Company.  As of September 30, 2004, approximately $3,364 of these charges was paid.

At September 30, 2004, approximately $42,228 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 14.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Gross carrying amount of amortizable intangible assets
Affiliation agreements	$786,901	$794,186
Broadcast rights	152,944	142,302
Player contracts	8,758	8,758
Other intangibles	212,278	197,391
	1,160,881	1,142,637
Accumulated amortization
Affiliation agreements	305,648	248,595
Broadcast rights	68,122	58,507
Player contracts	8,455	7,621
Other intangibles	46,929	34,979
	429,154	349,702
Indefinite-lived intangible assets
Franchises	731,848	731,848
FCC licenses and other intangibles	94,016	1,899
Excess costs over the fair value of net assets acquired	1,471,114	1,471,114
	2,296,978	2,204,861

Total intangibles	$3,028,705	$2,997,796

Aggregate amortization expense
Nine months ended September 30, 2004 and year ended December 31, 2003	$79,469	$82,636

Estimated amortization expense
Year ending December 31, 2004		$103,039
Year ending December 31, 2005		90,129
Year ending December 31, 2006		86,393
Year ending December 31, 2007		84,543
Year ending December 31, 2008		83,600

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Certain reclassifications have been made in the 2004 period to reflect changes to the preliminary allocation of the purchase price to intangible assets acquired in connection with Regional Programming Partners’ acquisition of Fox Sports Networks’ 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.

Rainbow DBS does not have funding available for the construction and launch of the five Ka-band satellites for which Rainbow DBS has FCC authorization, or for the two Ku-band satellites necessary to exploit the Ku-band DBS frequencies for which it was the high bidder at a July 2004 FCC auction, or for the build-out of the infrastructure to exploit the MVDDS licenses acquired by DTV Norwich.  The Company expects to use a portion of the proceeds from the August 2004 RNS debt financings or borrowings under the revolving credit facility of RNS to pay for the early stage development costs for these projects.  However, Rainbow DBS does not currently have any funding available to construct and launch the Ka-band or Ku-band satellites or to build-out the MVDDS infrastructure and there can be no assurance that Rainbow DBS will be able to obtain any funding for these purposes.  It is possible that funding might come from, among other sources, (i) vendor or other third party financings; (ii) the proceeds from the August 2004 RNS debt financings or borrowings under the revolving credit facility of RNS; (iii) additional borrowings or debt issuances by RNS; (iv) third party cash investments; and (v) asset sales, or a combination of some or all of these sources.

NOTE 15.                                          BENEFIT PLANS

In December 2003, the FASB issued a revision to Statement No. 132 (“Statement 132R”), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  Statement 132R requires additional disclosure regarding certain aspects of pension plans including, but not limited to, asset and investment strategy, expected employer contributions and expected benefit payments.  Statement 132R also requires certain disclosures for interim periods.  The disclosure requirements of Statement 132R were effective for financial statements of periods ending after December 15, 2003; therefore, the Company has modified its disclosures as required.

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the theater business.  The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Service cost	$6,219	$5,737	$18,687	$17,211
Interest cost	1,266	1,025	3,804	3,073
Expected return on plan assets	(1,521)	(1,052)	(4,559)	(3,154)

Net periodic benefit cost	$5,964	$5,710	$17,932	$17,130

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $26,900 to its Retirement Plan in 2004.  As of September 30, 2004, contributions of approximately $20,800 have been made.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues, net from continuing operations
Telecommunications Services	$788,256	$693,515	$2,303,501	$1,992,338
Rainbow	280,253	190,424	835,337	555,643
Madison Square Garden	110,227	107,780	480,564	449,380
Rainbow DBS	5,920	—	9,621	—
All other	25,811	20,955	62,687	61,700
Intersegment eliminations	(41,438)	(36,908)	(123,280)	(109,197)
Total	$1,169,029	$975,766	$3,568,430	$2,949,864

Adjusted operating cash flow from continuing operations
Telecommunications Services	$317,438	$274,159	$901,784	$773,328
Rainbow	86,096	52,592	245,357	127,309
Madison Square Garden	15,173	16,238	115,217	39,543
Rainbow DBS	(60,376)	(29,448)	(177,152)	(34,590)
All Other	(5,477)	(2,100)	(29,210)	(9,772)
Total	$352,854	$311,441	$1,055,996	$895,818

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues, net from continuing operations
Total revenue for reportable segments	$1,184,656	$991,719	$3,629,023	$2,997,361
Other revenue and intersegment eliminations	(15,627)	(15,953)	(60,593)	(47,497)
Total consolidated revenue	$1,169,029	$975,766	$3,568,430	$2,949,864

Adjusted operating cash flow to loss from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$358,331	$313,541	$1,085,206	$905,590
All other adjusted operating cash flow	(5,477)	(2,100)	(29,210)	(9,772)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(277,189)	(282,013)	(817,292)	(785,048)
Stock plan expense	(6,755)	(1,428)	(16,899)	(21,620)
Restructuring credits (charges)	1,203	(8,004)	(2,186)	(11,423)
Interest expense	(174,720)	(171,496)	(533,253)	(435,399)
Interest income	2,658	3,826	4,866	14,089
Equity in net income (loss) of affiliates	(6,234)	(2,918)	(7,349)	437,780
Loss of sale of cable assets	—	(13,644)	—	(13,644)
Write-off of deferred financing costs	(12,694)	—	(18,961)	—
Gain (loss) on investments, net	6,280	52,810	(9,906)	210,858
Gain (loss) on derivative contracts, net	21,623	(39,531)	(34,049)	(165,782)
Loss on extinguishment of debt	—	—	(72,495)	—
Minority interests	(13,966)	(15,638)	(64,834)	(128,334)
Miscellaneous, net	(23)	(115)	(89)	(2,307)
Loss from continuing operations before income taxes	$(106,963)	$(166,710)	$(516,451)	$(5,012)

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

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

In August 2004, Cablevision filed a motion for summary judgment seeking a declaration as to certain matters of contractual interpretation.  On October 26, 2004, the federal district court denied the motion on the ground that disputed issues of material fact exist that could not be resolved at the summary judgment stage.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

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

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents.  The parties also entered into a stipulation setting the schedule for the filing of an amended consolidated complaint and also setting forth a schedule for the filing of an answer or a motion to dismiss.  The Company anticipates that the plaintiff will file a consolidated amended complaint on December 13, 2004.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action until a review by the court at the earlier of a decision in the previously filed actions in Delaware on the pending motion to dismiss in those actions or at a conference before the court on November 10, 2004.

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

NOTE 18.                                          PREFERRED STOCK OF CSC HOLDINGS

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.  In connection with the issuance of the Series A preferred stock to Quadrangle, CSC Holdings entered into an agreement with Quadrangle which granted Quadrangle the right to require CSC Holdings to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at CSC Holdings’ option.  The exchange right and the put option had been accounted for as a derivative.  In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A preferred stock.  The parties entered into an

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

agreement that the put price was $150,328.  The put price was paid in cash by CSC Holdings in August 2004.

The change in the fair value of the exchange right and put option of $31,709 for the nine months ended September 30, 2004 has been reflected as a loss on derivative contracts in the accompanying condensed consolidated statement of operations.

NOTE 19.              DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	September 30, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,480,708	$2,480,708
Collateralized indebtedness	1,659,265	1,699,547
Senior notes and debentures	5,991,265	6,224,380
Senior subordinated notes and debentures	746,134	803,450
Notes payable	150,000	150,000
	$11,027,372	$11,358,085

	December 31, 2003
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,357,039	$2,357,039
Collateralized indebtedness	1,617,620	1,699,530
Senior notes and debentures	3,692,699	3,879,551
Senior subordinated notes and debentures	599,203	649,293
Redeemable exchangeable preferred stock	1,544,294	1,611,615
Notes payable	150,000	150,000
	$9,960,855	$10,347,028

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 20.                                          OTHER MATTERS

In the second quarter of 2004, Madison Square Garden received $54,052 in cash in connection with the New York Mets’ termination of their broadcast rights agreement with Madison Square Garden.  The termination of the rights agreement will be effective after the 2005 baseball season. As a result of the termination notice, the Company recorded a reversal of a purchase accounting liability of $41,788 related to this broadcast rights agreement.  These items have been reflected as other operating income in the Company’s condensed consolidated statement of operations.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Effective September 16, 2004, the National Hockey League (“NHL”) commenced a lockout of players in support of its attempt to reach a new collective bargaining agreement.  There can be no assurance that the NHL and the NHL Player’s Association will reach an agreement on a new collective bargaining agreement.  The Collective Bargaining Agreement (“CBA”) between the National Hockey League and the National Hockey League Players Association expired on September 15, 2004 and the NHL Board of Governors imposed a lockout of NHL players beginning on September 16, 2004, which continues.  We can give no assurance as to when this labor dispute will be resolved and therefore can not determine the extent to which our operating results will be negatively impacted.  We do not expect the lockout to have a significant impact on the Company’s consolidated operating results, however if the entire season were cancelled, the effect on the operating results of the Madison Square Garden segment would be significant.

In October 2004, Fox Sports Chicago’s agreements with two major suppliers of distribution rights to certain live sporting events were terminated.  Fox Sports Chicago is a wholly-owned subsidiary of Regional Programming Partners.  Fox Sports Chicago expects to continue its operations with content from its partners and their affiliates.  Fox Sports Chicago’s revenues will decline in future periods as a result of the termination by the cable television services that decline to carry Fox Sports Net Chicago without these distribution rights agreements.

NOTE 21.              SUBSEQUENT EVENTS

On October 28, 2004, the Company received approximately $213,600 in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC.  As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AT&T Wireless were terminated.  The termination provisions under the prepaid forward contracts require the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars.  The Company does not expect any material cash payment to be required as a result of the early terminations.  The Company expects to recognize a loss representing the difference between the fair value and the carrying value of the collateralized indebtedness in the fourth quarter.

On August 20, 2004, our subsidiary, American Movie Classics Company LLC (“AMC LLC”) which owns our AMC and WE programming services, issued redeemable preferred membership interests with an initial liquidation preference of $350,000 in the aggregate to Rainbow Media Holdings LLC in exchange for common membership interests in AMC LLC.  Distributions on the redeemable preferred membership interests were to accrue commencing upon the spin off of Rainbow Media Enterprises at an annual rate to be established immediately prior to the spin off.  It was intended that Rainbow Media Holdings would transfer those interests to Cablevision at the time of the spin off and the interests would not be included in the spin off.  On November 5, 2004, the Board of Directors of Cablevision decided to modify the terms of the spin off to eliminate the retained redeemable preferred membership interest in AMC LLC.  This decision was made in light of expected increases in Rainbow Media Enterprises’ financing requirements.  The elimination will be accomplished by having the redeemable preferred membership interests recontributed to a subsidiary of Rainbow Media Enterprises and converted back to common membership interest in AMC LLC prior to the spin off.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include but are not limited to:

•      the level of our revenues;

•      video and high speed data subscriber demand and growth;

•      demand for and growth of our digital cable and Voice over Internet Protocol services, which are impacted by competition from other services and the other factors set forth below;

•      the cost of programming and industry conditions;

•      the regulatory environment in which we operate;

•      developments in the government investigations relating to improper expense recognition;

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

By far the most serious challenge we face in our provision of cable television services, which accounted for 50% of our revenues in 2003 and 47% of our revenues for the nine months ended September 30, 2004, comes from competition from the direct broadcast satellite business.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We intend to compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access and Internet protocol voice service carried over the cable distribution plant, as well as by providing “on demand” services that are currently unavailable to a DBS subscriber.

Our high-speed Internet access business, which accounted for 10% of our revenues in 2003 and 12% of our revenues for the nine months ended September 30, 2004, faces competition from DSL providers.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  In addition, with 43% of our basic subscribers now subscribing to our high-speed Internet service, opportunities to expand that base at the current pace may be limited.  The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

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

Lightpath, our commercial telephone and broadband business, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies — both incumbent local exchange companies, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Lightpath may be impaired.

In addition, the telephone companies may find technological or other solutions to upgrade their service offering, providing additional competition for our video, data and voice service offerings.

Rainbow

In our Rainbow segment, which accounted for 18% of our 2003 revenues and 23% of our revenues for the nine months ended September 30, 2004, we earn revenues in two principal ways.  First, we receive payments from operators of cable television systems and direct broadcast satellite operators.  These revenues are earned under multi-year affiliation agreements with those companies.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks.  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable and satellite operators we have the right to sell a specific amount of advertising time on our programs.  Our advertising revenues are more variable than affiliate fees. This is because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of cable systems and satellite providers that carry our services and the number of subscribers to cable systems and satellite services that receive our programming.  We refer to this as our

 “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than newer, less penetrated services.  Cable television operators and satellite providers are increasingly interested in obtaining financial payments in return for carrying new services.  These payments take the form of marketing support or direct payments for carriage.  We seek to increase our advertising revenues through intensified marketing and by airing an increased number of minutes of national advertising but, ultimately, the level of our advertising revenues are directly related to the penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliation fees and advertising revenues through increasing penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television and satellite operators.  This increased concentration increases the power of those operators and providers and could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those distributors greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration the impact from a loss of any one of our major affiliate relationships becomes more severe.

In December 2003, Regional Programming Partners completed the acquisition of the 50% interests in Fox Sports Net Bay Area and Fox Sports Net Chicago that it did not already own in a transaction that was accounted for as a purchase.  As a result, as of December 18, 2003, we have begun to consolidate the results of Fox Sports Net Bay Area and Fox Sports Net Chicago.  The consolidation will increase the revenues and expenses in our Rainbow segment, although the amount of revenues that the Rainbow segment will receive from Fox Sports Net Chicago will decline in future periods as a result of the termination by the cable television services that decline to carry Fox Sports Net Chicago without these distribution rights agreements.

Madison Square Garden

Madison Square Garden, which accounted for 18% of our 2003 revenues and 13% of our revenues for the nine months ended September 30, 2004, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”), the New York Rangers of the National Hockey League (“NHL”)) and the New York Liberty of the Womens National Basketball Association), the MSG Networks sports programming business, and an entertainment business, which operates the Madison Square Garden arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (entertainment venues), and faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our entertainment venues, from food, beverage and merchandise sales at the venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by television broadcasters and programming services that telecast events of sports teams which are under contract with MSG Networks.  MSG Networks carries

Knicks and Ranger games, so that, like the rest of this segment, its performance is related to the performance of the teams.  All of these revenues are ultimately dependent upon the quality of our sporting and entertainment events.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the team to build excitement among fans and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each teams’ success is dependent on its ability to acquire highly competitive players.  Although players are most often highly compensated, future successful performance is not certain.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing MSG’s results of operations.

The Collective Bargaining Agreement (“CBA”) between the National Hockey League and the National Hockey League Players Association expired on September 15, 2004 and the NHL Board of Governors imposed a lockout of NHL players beginning on September 16, 2004, which continues.  Through November 7, 2004, 7 New York Rangers scheduled home games have not been played. In addition a total of 30 NHL games scheduled to be broadcast by our networks were cancelled as a result of the lockout.  We can give no assurance as to when this labor dispute will be resolved and the extent to which our operating results will be negatively impacted.  We do not expect the lockout to have a significant impact on the Company’s consolidated operating results, however if the entire season were cancelled, the effect on the operating results of the Madison Square Garden segment would be significant.

Our MSG Networks sports programming business’ success is affected by our ability to secure desired programming of a variety of professional sports teams in addition to our proprietary programming. The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising.  In the second quarter of 2004, the New York Mets’ terminated their broadcast rights agreement with Madison Square Garden.  The termination of the rights agreement will be effective after the 2005 baseball season.

Our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as availability of, and our venues’ ability to attract, concerts, family shows and events.

Rainbow DBS

Rainbow DBS launched its VOOMSM service on October 15, 2003.  It had not produced any revenues and incurred operating expenses of $57.7 million during 2003.  For the nine months ended September 30, 2004, Rainbow DBS’ net revenues amount to $9.6 million and operating losses amounted to $211.6 million.  The principal challenge for this business is to attract a sufficient subscriber base to reach and exceed a break-even point and to do so with subscriber acquisition and other costs that are within its funding capabilities.  There can be no assurance that it will be able to meet this challenge.  In addition, Rainbow DBS faces challenges in developing its infrastructure and processes to meet the demand of its evolving business.  As of September 30, 2004, this business had approximately 26,000 activated customers.  In the period from June through September 2004, there was a slow down in the rate at which Rainbow DBS added new customers.  The business has also experienced an increase in customer deactivations.  As a result, Rainbow DBS experienced a reduction in the number of subscribers from July to September 2004.  Rainbow DBS increased its marketing efforts in mid-September and plans to continue to test a variety of pricing, promotion and marketing plans to develop the most effective strategy to attract and retain subscribers to the DBS service.

Recent Transactions

2004 Transactions.  In 2004, Rainbow DBS invested approximately $85,000 in exchange for a substantial interest in an entity that recently acquired licenses from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.

In July 2004, Northcoast Communications, a subsidiary of the Company, completed its sale of its wholly-owned subsidiary, Cleveland PCS to an unaffiliated entity.  The Company did not record any gain or loss in connection with the sale.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2004		2003		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
	(dollars in thousands)

Revenues, net	$1,169,029	100%	$975,766	100%	$193,263

Operating expenses:
Technical and operating (excluding depreciation and amortization)	508,982	44	412,639	42	(96,343)
Selling, general and administrative	313,865	27	262,150	27	(51,715)
Other operating expense (income)	83	—	(9,036)	(1)	(9,119)
Restructuring charges (credits)	(1,203)	—	8,004	1	9,207
Depreciation and amortization	277,189	24	282,013	29	4,824
Operating income	70,113	6	19,996	2	50,117
Other income (expense):
Interest expense, net	(172,062)	(15)	(167,670)	(17)	(4,392)
Equity in net loss of affiliates	(6,234)	(1)	(2,918)	—	(3,316)
Loss on sale of cable assets	—	—	(13,644)	(1)	13,644
Write-off of deferred financing costs	(12,694)	(1)	—	—	(12,694)
Gain on investments, net	6,280	1	52,810	5	(46,530)
Gain (loss) on derivative contracts, net	21,623	2	(39,531)	(4)	61,154
Minority interests	(13,966)	(1)	(15,638)	(2)	1,672
Miscellaneous, net	(23)	—	(115)	—	92
Loss from continuing operations before taxes	(106,963)	(9)	(166,710)	(17)	59,747
Income tax benefit	43,788	4	51,432	5	(7,644)
Loss from continuing operations	(63,175)	(5)	(115,278)	(12)	52,103
Income from discontinued operations, net of taxes	—	—	8,316	1	(8,316)
Net loss	$(63,175)	(5)%	$(106,962)	(11)%	$43,787

	Nine Months Ended September 30,
	2004		2003		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
	(dollars in thousands)

Revenues, net	$3,568,430	100%	$2,949,864	100%	$618,566

Operating expenses:
Technical and operating (excluding depreciation and amortization)	1,664,317	47	1,303,734	44	(360,583)
Selling, general and administrative	960,773	27	780,968	26	(179,805)
Other operating income	(95,757)	(3)	(9,036)	—	86,721
Restructuring charges	2,186	—	11,423	—	9,237
Depreciation and amortization	817,292	23	785,048	27	(32,244)
Operating income	219,619	6	77,727	3	141,892
Other income (expense):
Interest expense, net	(528,387)	(15)	(421,310)	(14)	(107,077)
Equity in net income (loss) of affiliates	(7,349)	—	437,780	15	(445,129)
Loss on sale of cable assets	—	—	(13,644)	—	13,644
Write-off of deferred financing costs	(18,961)	(1)	—	—	(18,961)
Gain (loss) on investments, net	(9,906)	—	210,858	7	(220,764)
Loss on derivative contracts, net	(34,049)	(1)	(165,782)	(6)	131,733
Loss on extinguishment of debt	(72,495)	(2)	—	—	(72,495)
Minority interests	(64,834)	(2)	(128,334)	(4)	63,500
Miscellaneous, net	(89)	—	(2,307)	—	2,218
Loss from continuing operations before taxes	(516,451)	(14)	(5,012)	—	(511,439)
Income tax (expense) benefit	159,436	4	(81,533)	(3)	240,969
Loss from continuing operations	(357,015)	(10)	(86,545)	(3)	(270,470)
Loss from discontinued operations, net of taxes	(5,815)	—	(13,392)	—	7,577
Loss before extraordinary item	(362,830)	(10)	(99,937)	(3)	(262,893)
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	(7,436)
Net loss	$(370,266)	(10)%	$(99,937)	(3)%	(270,329)

Comparison of Three and Nine Months Ended September 30, 2004 Versus Three and Nine Months Ended September 30, 2003

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the three and nine months ended September 30, 2004 increased $193.3 million (20%) and $618.6 million (21%), respectively, as compared to revenues for the same periods in the prior year.  The net increases were attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2004
	(dollars in millions)

Increased revenue in Rainbow Media Holdings’ programming services excluding those of Madison Square Garden and Rainbow DBS	$89.8	$279.7
Increase in net revenue from high-speed data services	32.3	125.7
Higher revenue per cable television subscriber attributable primarily to rate increases and digital subscriber growth, net of changes in the average number of subscribers	35.0	104.8
Increase in Madison Square Garden’s revenue	2.4	31.2
Increased revenues from video on demand, subscription video on demand and pay-per view	6.1	30.3
Increased net revenue from VoIP business	14.8	29.5
Other net increases	12.9	17.4
	$193.3	$618.6

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

•      costs associated with our direct broadcast satellite business, including programming and production costs, costs to operate the uplink and broadcast facility, and subscriber related costs; and

•      interconnection, call completion and circuit fees relating to our telephony business.

Technical and operating expenses for the three and nine months ended September 30, 2004 increased $96.3 million (23%) and $360.6 million (28%), respectively, as compared to the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2004
	(dollars in millions)
Increase in Rainbow and Madison Square Garden programming and production costs, including contractual rights	$32.9	$161.8
Increase in programming costs incurred by cable operations	16.3	81.1
Increased costs incurred in connection with our direct broadcast satellite service	17.0	62.1
Increase in network management and field service costs	15.1	36.9
Other net increases	15.0	18.7
	$96.3	$360.6

As a percentage of revenues, technical and operating expenses increased 2% and 3% during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, costs of facilities and costs of customer call centers.  Selling, general and administrative expenses increased $51.7 million (20%) and $179.8 million (23%) for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2004
	(dollars in millions)
Increased costs incurred in connection with marketing and administrative costs of our direct broadcast satellite service	$19.9	$89.7
Increase in sales and marketing costs	9.3	31.4
Increase in customer service costs	7.1	19.0
Reinstatement of management bonuses and increase in employee bonuses in certain divisions	6.2	24.0
Decrease in expenses relating to a long-term incentive plan	(9.9)	(3.0)
Increase in general and administrative costs	8.3	21.9
Increase (decrease) in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee terminations)	5.3	(4.7)
Other net increases	5.5	1.5
	$51.7	$179.8

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended September 30, 2004 and increased 1% for the nine months ended September 30, 2004, as compared to the same periods in 2003.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1% for the three months ended September 30, 2004 and remained constant for the nine months ended September 30, 2004 as compared to the same periods in 2003.

Other operating income of $95.8 million for the nine months ended September 30, 2004 includes a $54.0 million cash payment received in connection with the New York Mets’ termination of the broadcast rights agreement with Madison Square Garden which will be effective after the 2005 baseball season and a $41.8 million reversal of a purchase accounting liability related to this broadcast rights agreement.  Other operating income of $9.0 million for the three and nine months ended September 30, 2003 resulted from the sale of trade accounts receivable from a cable operator in bankruptcy for which a reserve had previously been recorded.

Restructuring charges (credits) amounted to $(1.2) million and $2.2 million for the three and nine months ended September 30, 2004, respectively, as compared to $8.0 million and $11.4 million for the three and nine months ended September 30, 2003, respectively.  The credit for the three months ended September 30, 2004 consisted of adjustments to provisions previously recorded in connection with the 2001, 2002 and 2003 restructuring plans of $2.1 million, partially offset by severance costs of $0.9 million.  The charge for the nine months ended September 30, 2004 resulted from severance costs of $5.4 million, partially offset by a $3.2 million credit as a result of adjustments to provisions previously recorded in connection with the 2001, 2002 and 2003 restructuring plans.  The 2003 amounts resulted primarily from adjustments to provisions previously recorded in connection with the 2001 and 2002 restructuring plans due primarily to changes in estimates of lease termination costs and to severance costs incurred in connection with the elimination of certain staff positions in 2003.

Depreciation and amortization expense decreased $4.8 million (2%) for the three months ended September 30, 2004 and increased $32.2 million (4%) for the nine months ended September 30, 2004, as compared to the same periods in 2003.  The net decrease for the three months ended September 30, 2004 resulted from a decrease in the write-off and disposal costs of fixed assets, partially offset by increases in depreciation expense of the satellite and new plant assets and increases resulting from the amortization of acquired intangibles.  The net increase for the nine months ended September 30, 2004 resulted from increases due to the amortization of acquired intangibles and increases in depreciation expense of the satellite and new plant assets, partially offset by a decrease in the write-off and disposal costs of fixed assets compared to the prior year period.

Net interest expense increased $4.4 million (3%) and $107.1 million (25%) during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2004
	(dollars in millions)

Higher average debt balances, partially offset by lower average interest rates	$39.9	$68.4
Lower interest income	1.2	9.2
Classification of dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock as interest expense in connection with the implementation of Statement of Financial Accounting Standards No. 150 as of July 1, 2003.	—	60.4
Decrease in dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock due to their redemption in May 2004	(43.6)	(43.6)
Other net increases	6.9	12.7
	$4.4	$107.1

Equity in net income (loss) of affiliates amounted to $(6.2) million and $(7.3) million in the three and nine months ended September 30, 2004 compared to $(2.9) million and $437.8 million, respectively, in the same periods in 2003.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.  The amount for the nine month period in 2003 includes $434.6 million representing our equity in the net income of Northcoast Communications, LLC which resulted primarily from

Northcoast Communications’ sale of certain of its personal communications services licenses to Verizon Wireless.

Write-off of deferred financing costs of $12.7 million and $19.0 million in the three and nine months ended September 30, 2004, respectively, consisted of costs written off in connection with the redemption of CSC Holdings’ Series H and Series M Redeemable Exchangeable Preferred Stock and CSC Holdings’ 9-7/8% senior subordinated debentures aggregating $5.1 million in the second quarter of 2004 and termination of certain of the Company’s credit agreements aggregating $13.9 million ($1.2 million in the first quarter and $12.7 million in the third quarter).

Loss on extinguishment of debt of $72.5 million for the nine months ended September 30, 2004 represents premiums of $58.2 million on the early redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock and $14.3 million on the early redemption of CSC Holdings’ 9-7/8% senior subordinated debentures.

Gain (loss) on investments, net for the three and nine months ended September 30, 2004 of $6.3 million and $(9.9) million, respectively, as compared to $52.8 million and $210.9 million in the same periods in 2003, consists primarily of the net increase (decrease) in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Comcast, General Electric, and Leapfrog common stock.

Loss on derivative contracts, net for the three and nine months ended September 30, 2004 and 2003 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Unrealized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$3.9	$(51.4)	$(8.9)	$(155.9)
Unrealized gain (loss) on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	—	14.3	(31.7)	(23.6)
Unrealized and realized gain (loss) on interest rate swap contracts	17.7	(2.4)	6.5	13.7
	$21.6	$(39.5)	$(34.1)	$(165.8)

Minority interests represent other parties’ shares of the net income (loss) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the three and nine months ended September 30, 2004 and 2003 minority interests consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Fox Sports Networks’ 40% share of the net income of Regional Programming Partners	$(13.7)	$(11.6)	$(63.8)	$(18.0)
MGM’s 20% share of the net income of AMC, WE and IFC	—	(1.6)	—	(17.0)
CSC Holdings’ Series H and Series M Preferred Stock dividend requirements through June 30, 2003*	—	—	—	(87.3)
CSC Holdings’ Series A Preferred Stock dividend requirements	—	(2.0)	—	(5.0)
Other	(0.3)	(0.4)	(1.0)	(1.0)
	$(14.0)	$(15.6)	$(64.8)	$(128.3)

*          Beginning July 1, 2003, these dividend requirements are recorded as interest expense.

Income tax benefit attributable to continuing operations amounted to $43.8 million and $159.4 million for the three and nine months ended September 30, 2004, respectively.  The income tax benefit in the three month period ended September 30, 2004 resulted primarily from the pretax loss and state taxes and was partially offset by an increase in the valuation allowance of $0.3 million.  The income tax benefit in the nine month period resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an increase in the valuation allowance of $3.5 million and state taxes.

The income tax benefit attributable to continuing operations was $51.4 million and income tax expense was $81.5 million for the three and nine months ended September 30, 2003, respectively.  The income tax benefit for the three months ended September 30, 2003 resulted primarily from a pretax loss, a non-taxable adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings and state taxes, partially offset by the impact of non-deductible preferred stock dividends.  The income tax expense for the nine months ended September 30, 2003 resulted primarily from non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an adjustment to the deferred tax rate, and state taxes.

Income (loss) from discontinued operations, net of taxes for the three and nine months ended September 30, 2004 and 2003 reflects the following items associated with assets held for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Loss on sale of Bravo programming service	$—	$—	$(1.0)	$—
Net operating results of the retail electronics business	—	—	—	(7.1)
Gain (loss) on sale of the retail electronics business	—	8.3	(4.8)	(6.3)
	$—	$8.3	$(5.8)	$(13.4)

Extraordinary loss, net of taxes of $7.4 million for the nine months ended September 30, 2004 resulted from Rainbow DBS’s investment in DTV Norwich, LLC and represents the excess of the purchase price over fair market value of the acquired assets.

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

	Three Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$788,256	100%	$693,515	100%
Technical and operating expenses (excluding depreciation and amortization)	320,908	41	282,802	41
Selling, general and administrative expenses	153,194	19	137,192	20
Restructuring charges (credits)	(62)	—	39	—
Depreciation and amortization	199,395	25	208,322	30
Operating income	$114,821	15%	$65,160	9%

	Nine Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$2,303,501	100%	$1,992,338	100%
Technical and operating expenses (excluding depreciation and amortization)	941,936	41	804,930	40
Selling, general and administrative expenses	466,195	20	426,048	21
Restructuring charges	550	—	1,564	—
Depreciation and amortization	585,330	25	585,152	29
Operating income	$309,490	13%	$174,644	9%

Revenues, net for the three and nine months ended September 30, 2004 increased $94.7 million (14%) and $311.2 million (16%) as compared to revenues for the same periods in the prior year.  The net increases were attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2004
	(dollars in millions)

Increase in net revenue from high-speed data services	$32.3	$125.7
Higher revenue per cable television subscriber attributable primarily to rate increases and digital subscriber growth, net of changes in the average number of subscribers	35.0	104.8
Increased revenues from video on demand, subscription video on demand and pay-per view	6.1	30.3
Increased net revenue from VoIP business	14.8	29.5
Increase in Lightpath revenues, net of intersegment eliminations	4.0	11.0
Other net increases	2.5	9.9
	$94.7	$311.2

Technical and operating expenses for the three and nine months ended September 30, 2004 increased $38.1 million (13%) and $137.0 million (17%) compared to the same periods in 2003.  The net increases were attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2004
	(dollars in millions)

Increase in programming costs	$17.9	$86.6
Increase in network management and field service costs	15.1	36.9
Increase in technical management and employee bonuses	0.7	2.1
Other net increases	4.4	11.4
	$38.1	$137.0

As a percentage of revenues, technical and operating expenses remained constant for the three months ended September 30, 2004 and increased 1% during the nine months ended September 30, 2004 as compared to the same periods in 2003.

Selling, general and administrative expenses increased $16.0 million (12%) and $40.1 million (9%) for the three and nine months ended September 30, 2004 as compared to the same periods in 2003.  The net increases were attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2004
	(dollars in millions)

Increase in customer service costs	$7.1	$19.0
Increase in sales and marketing costs	8.2	18.4
Reinstatement of management bonuses and increase in employee bonuses	2.2	7.9
Lower expenses relating to a long-term incentive plan	(4.3)	(1.1)
Increase (decrease) in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee terminations)	2.6	(5.6)
Other net increases	0.2	1.5
	$16.0	$40.1

As a percentage of revenues, selling, general and administrative expenses decreased 1% in each of the three and nine month periods ended September 30, 2004, as compared to the same periods in 2003.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1% for the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

Depreciation and amortization expense decreased $8.9 million (4%) and increased $0.2 million for the three and nine months ended September 2004, respectively, as compared to the same periods in 2003.  The net decrease in the three month period resulted primarily from lower disposal costs, partially offset by depreciation of new subscriber devices, headend upgrades and new plant assets.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Rainbow segment.

	Three Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$280,253	100%	$190,424	100%
Technical and operating expenses (excluding depreciation and amortization)	115,766	41	73,546	39
Selling, general and administrative expenses	80,370	29	73,025	38
Other operating income	—	—	(8,539)	(4)
Restructuring charges	842	—	117	—
Depreciation and amortization	31,599	11	29,129	15
Operating income	$51,676	18%	$23,146	12%

	Nine Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$835,337	100%	$555,643	100%
Technical and operating expenses (excluding depreciation and amortization)	348,067	42	225,701	41
Selling, general and administrative expenses	244,144	29	216,628	39
Other operating income	—	—	(8,539)	(2)
Restructuring charges	834	—	330	—
Depreciation and amortization	98,377	12	70,749	13
Operating income	$143,915	17%	$50,774	9%

Revenues for the three and nine months ended September 30, 2004 increased $89.8 million (47%) and $279.7 million (50%), respectively, as compared to revenues for the same period in 2003.  Approximately $58.1 million and $173.1 million, respectively, of the increase was due to the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.  Approximately $16.1 million and $44.4 million, respectively, of the increase was attributed primarily to growth in programming network subscribers and rate increases, approximately $12.5 million and $43.8 million, respectively, of the increase was due primarily to higher advertising revenue and the remaining increases of $3.1 million and $18.4 million, respectively, were from other revenue sources.

Technical and operating expenses for the three and nine months ended September 30, 2004 increased $42.2 million (57%) and $122.4 million (54%) compared to the same periods in 2003.  Approximately $36.2 million and $108.5 million, respectively, of the increase resulted from the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.  The remaining increase was primarily due to higher programming costs.  As a percentage of revenues, technical and operating expenses increased 2% and 1% for the three and nine months ended September 30, 2004, respectively, as compared to the 2003 periods.

Selling, general and administrative expenses increased $7.3 million (10%) and $27.5 million (13%) for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  Approximately $7.1 million and $21.4 million, respectively, of the increase resulted from the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.  The net increase in the nine month period ended September 30, 2004 further reflected increases of $11.5 million which resulted from higher sales, marketing and advertising costs and a $0.4 million increase from higher administrative costs, partially offset by a decrease of $2.9 million in charges related to a stock plan and a decrease $2.9 million in charges related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses decreased 9% and 10% in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 including and excluding the effects of the stock plan.

Other operating income of $8.5 million for the three and nine months ended September 30, 2003 resulted from the sale of trade accounts receivable from a cable operator in bankruptcy for which a reserve had previously been recorded.

Depreciation and amortization expense increased $2.5 million (8%) and $27.6 million (39%) for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The net increase resulted primarily from the amortization of acquired intangibles.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Three Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$110,227	100%	$107,780	100%
Technical and operating expenses (excluding depreciation and amortization)	60,977	55	60,500	56
Selling, general and administrative expenses	35,131	32	31,275	29
Other operating income	—	—	(497)	—
Restructuring charges	143	—	—	—
Depreciation and amortization	11,197	10	12,262	11
Operating income	$2,779	3%	$4,240	4%

	Nine Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$480,564	100%	$449,380	100%
Technical and operating expenses (excluding depreciation and amortization)	362,181	75	313,289	70
Selling, general and administrative expenses	100,189	21	100,298	22
Other operating income	(95,840)	(20)	(497)	—
Restructuring charges	4,101	1	3,696	1
Depreciation and amortization	34,252	7	39,457	9
Operating income (loss)	$75,681	16%	$(6,863)	(2)%

Revenues for the three and nine months ended September 30, 2004 increased $2.4 million (2%) and $31.2 million (7%), respectively, as compared to revenues for the comparable periods in 2003.

	Three Months	Nine Months
	Ended September 30, 2004
	(dollars in millions)
Increases (decreases) from:
National Basketball Association expansion revenue received	$—	$10.3
Net higher revenues from venue rentals	5.8	3.2
Higher (lower) Knicks, Rangers and Liberty related revenues	(1.8)	6.5
Net higher revenues from entertainment and other sporting events at Madison Square Garden and Radio City Music Hall	0.2	3.4
Higher (lower) revenues at MSG Networks	(2.8)	2.0
Other net increases	1.0	5.8
	$2.4	$31.2

Technical and operating expenses for the three and nine months ended September 30, 2004 increased $0.5 million (1%) and $48.9 million (16%), respectively, over the same 2003 periods.  The three month increase was driven primarily by higher net costs for venue rentals noted above and higher Liberty operating expenses due to the presentation of certain games at Radio City Music Hall. These increases were partially offset by lower Ranger player provisions related to player transactions in 2003 and lower venue and MSG Network operating costs.

The nine month increase was driven primarily by a $32.4 million increase resulting from higher team compensation and Knicks luxury tax.  The nine month increase also reflected a $18.2 million net increase resulting from higher provisions for certain team transactions, a credit recorded in the first quarter of 2003 reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury, and Knick playoff expenses in 2004.  It also reflects higher Liberty operating expenses due to the presentation of certain games at Radio City Music Hall, and costs associated with a boxing event in 2004 with no comparable event in 2003.  These increases were partially offset by a net decrease in costs associated with the large scale events referred to above, and lower operating costs for MSG Networks and lower venue operating costs.

Selling, general and administrative expenses for the three and nine months ended September 30, 2004 increased $3.9 million (12%) and decreased $0.1 million, respectively, over the same 2003 periods.  The three month increase was driven primarily by higher professional fees and promotional costs and higher severance costs, partially offset by other net savings across the company.

The nine month decrease was primarily associated with a decrease in expenses related to employee stock and long term incentive plans and net cost savings across all divisions of Madison Square Garden, substantially offset by an increase in professional fees, severance costs and promotional costs.

Other operating income of $95.8 million in 2004 results from the termination of Madison Square Garden’s broadcasting rights agreement with the New York Mets.  In the second quarter of 2004, the New York Mets gave notice of termination of their rights agreement with Madison Square Garden, and with the notice paid Madison Square Garden a contractually obligated termination fee of $54.0 million.  The termination of the rights agreement will be effective after the 2005 baseball season.  In addition, Madison Square Garden recorded a $41.8 million credit reflecting the reversal of a purchase accounting liability related to this rights agreement.

Restructuring charges of $4.1 million in 2004 represent severance costs associated with the elimination of certain staff positions in the first and second quarters of 2004.  Restructuring charges of $3.7 million in 2003 primarily represent severance costs associated with the elimination of certain staff positions in the second quarter of 2003.

Depreciation and amortization expense for the three and nine months ended September 30, 2004 decreased $1.1 million (9%) and $5.2 million (13%) as compared to the same 2003 periods due primarily to certain intangibles and fixed assets becoming fully amortized and depreciated, respectively.

Rainbow DBS

The table below sets forth, for the periods presented, certain historical financial information for the Rainbow DBS segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)

Revenues, net	$5,920	$—	$9,621	$—
Technical and operating expenses (excluding depreciation and amortization)	30,573	13,615	75,999	13,865
Selling, general and administrative expenses	36,140	15,848	113,779	20,901
Depreciation	14,480	—	31,444	—
Operating loss	$(75,273)	$(29,463)	$(211,601)	$(34,766)

Revenues for the three and nine months ended September 30, 2004 consist primarily of programming service fees of $4.7 million and $6.5 million, respectively, equipment rental fees and amortized up-front deferred installation charges of $1.2 million and $1.6 million, respectively, and equipment sales of $0.3 million and $2.0 million, respectively, partially offset by $0.3 million and $0.5 million of subscriber credits.  The Company recognizes revenues from programming services and equipment rental as those services are provided to subscribers.  Up-front fees collected for installation of the equipment under the rental program are deferred over the estimated average customer life.  The Company recognizes revenues from the sale of equipment upon installation, with an appropriate provision for returned merchandise.  No revenues were recorded for the same periods in 2003 as the service did not launch until October 2003.

Technical and operating expenses for the three and nine months ended September 30, 2004 consist of $16.6 million and $44.4 million of costs to license and develop content for the VOOM high definition channels, $12.2 million and $27.7 million of costs primarily to operate the uplink and broadcast facility and the customer call center and $1.8 million and $3.9 million of costs of equipment sold and related installation, respectively, which includes an adjustment in the three and nine month periods in 2004 for inventory shrink resulting from a physical inventory taken in September 2004.

Selling, general and administrative expenses for the three and nine months ended September 30, 2004 increased $20.3 million and $92.9 million, respectively, as compared to the prior year periods primarily due to the launch of the service in October 2003.  The increases consist principally of $13.5 million and $62.0 million, respectively, of increased marketing and subscriber acquisition costs, including installation costs for customers who rent equipment; an increase in general and administrative expenses of $6.4 million and $27.7 million, respectively, due to increases in various costs including corporate overhead, field operations, including costs to retrieve disconnected set top boxes, information technology costs and salaries resulting from additional manpower; and an increase of $0.4 million and $3.2 million, respectively, in stock plan and long term incentive plan expenses.  The 2003 costs consist primarily of general administrative costs incurred prior to the launch of the service.  Selling, general and administrative expenses were lower in the three month period ended September 30, 2004 as compared with the three months ended June 30, 2004 reflecting the Company’s decision to scale back its marketing efforts in light of installation problems.  The Company expects to increase its advertising expenses in the fourth quarter of 2004.

Depreciation and amortization expense for the three and nine months ended September 30, 2004 of $14.5 million and $31.4 million, respectively, represents primarily depreciation of the satellite which was placed in service in October 2003 of $8.5 million and $23.5 million, respectively and depreciation of equipment rented to customers of $4.7 million and $5.3 million, which includes the write-off of customer equipment not required to be returned by deactivated customers, including satellite dishes, over-the-air antennas and wiring and a related provision based on estimated customer life.

Operating Activities

Net cash provided by operating activities amounted to $425.2 million for the nine months ended September 30, 2004 compared to $278.9 million for the nine months ended September 30, 2003. The 2004 cash provided by operating activities resulted from $574.1 million of income before depreciation and amortization and non-cash items, a $66.2 million increase in accrued interest, a

$60.5 million increase in feature film rights payable, a $29.6 million increase in accounts payable, partially offset by decreases in cash resulting from a $202.2 million increase in feature film inventory resulting from new film licensing agreements, a $71.5 million increase in current and other assets (including an $18.4 million increase in Rainbow DBS inventory) and a $31.5 million decrease in accrued and other liabilities.

The 2003 cash provided by operating activities resulted primarily from $475.0 million of income before depreciation and amortization and non-cash items, a $110.5 million decrease in accounts receivable from affiliates.  Partially offsetting these increases were decreases in cash resulting from a $123.4 million decrease in accounts payable, a $89.4 million decrease in accrued and other liabilities, a $52.8 million decrease in feature film rights payable, a $22.1 million increase in feature film inventory and a $18.9 million increase in current and other assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2004 was $620.6 million compared to $458.5 million for the nine months ended September 30, 2003.  The 2004 investing activities consisted primarily of $554.6 million of capital expenditures, an $84.7 million payment for the acquisition of our interest in DTV Norwich and its acquisition of FCC licenses to provide multichannel video distribution and data service, and other net cash payments of $11.4 million, partially offset by $30.1 million received in connection with Northcoast Communications’ sale of PCS licenses, representing the release of funds held in escrow to provide for post-closing adjustments and any potential indemnification claims.

Net cash used in investing activities for the nine months ended September 30, 2003 consisted primarily of $661.9 million of capital expenditures, $250.4 million of payments for acquisitions and $1.8 million in other cash payments, partially offset by $445.4 million of cash distributions from affiliates resulting primarily from the Northcoast Communications sale of spectrum licenses, $7.1 million in proceeds from the sale of equipment, and a $3.1 million decrease in other investments.

Financing Activities

Net cash provided by financing activities amounted to $791.4 million for the nine months ended September 30, 2004 compared to $338.2 million for the nine months ended September 30, 2003. In 2004, the Company’s financing activities consisted primarily of $2,793.9 million of proceeds from the issuance of senior notes, $123.7 million of net proceeds from bank debt and $3.4 million from the issuance of common stock, partially offset by payments of $1,694.6 million for the redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock and Series A Exchangeable Participating Preferred Stock, $350.0 million to redeem CSC Holdings’ 9-7/8% senior subordinated debentures, $70.8 million of deferred financing costs and other net cash payments of $14.2 million.

In 2003, the Company’s financing activities consisted primarily of proceeds from collateralized indebtedness of $330.7 million and proceeds from issuance of preferred stock of $75.0 million, partially offset by net repayments of bank debt of $43.2 million and other net cash payments of $24.3 million.

Discontinued Operations

The net effect on cash of discontinued operations was $32.3 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Our outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion in debt securities issued in April 2004 (see “Recent Events” below for a more detailed description of the securities).  Funding for the debt service requirements of our debt securities will be provided by our subsidiary operations, as permitted by the covenants governing subsidiary credit agreements and CSC Holdings’ public debt securities, and we anticipate that sufficient cash distributions can be made to fund these requirements for the next twelve months.  Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined), to our Rainbow business segment, and through cash on hand and cash flow from operations.

CSC Holdings and those of its subsidiaries which conduct our cable television and high speed data service operations as well as our commercial telephone and high speed data service throughout the New York metropolitan area comprise the “Restricted Group” since they are subject to the covenants and restrictions of the $2.4 billion credit facility and the public debt issued by CSC Holdings.  Effective January 1, 2004, we reorganized the funding of certain of our businesses in light of the announcement of our intention to spin off Rainbow DBS, three of Rainbow’s national programming networks and certain other businesses (see “Recent Events” below).  As a result, in 2004, the Restricted Group is expected to fund (i) requirements of the Telecommunications Services segment, (ii) requirements, if any, of certain Rainbow Media Holdings’ programming businesses that are expected to remain with Cablevision upon completion of the spin off (primarily our fuse subsidiary, our regional news operations, and the Regional Programming Partners subsidiaries), and (iii) certain other general corporate requirements.  In 2004, the Restricted Group also funded certain Rainbow DBS expenditures planned for, but not funded, during 2003.  The Restricted Group may also make other investments from time to time as permitted under its credit facility.

Rainbow National Services, which owns the common equity interests in the Company’s AMC, WE: Women’s Entertainment and IFC programming operations, generates cash from operations and is the issuer of $800 million of senior and senior subordinated notes and the obligor on a $950 million senior secured credit facility entered into in August 2004.  Rainbow National Services’ cash from operations and proceeds from borrowings available to it will provide funding to Rainbow DBS subject to the applicable covenants and limitations contained in Rainbow National Services financing agreements.  Madison Square Garden’s funding requirements have been primarily provided through cash from operations and borrowings under a $500 million credit facility.  In March 2004, borrowings under the Madison Square Garden credit facility were repaid in full with proceeds from an equity contribution from Regional Programming Partners and the credit facility was terminated.

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2004:

	Restricted Group	Rainbow National Services	Other Entities	Total
	(dollars in thousands)

Bank debt	$1,880,708	$600,000	$—	$2,480,708
Capital leases	7,798	3,715	63,939	75,452
Notes payable	—	—	150,000	150,000
Senior notes and debentures	4,193,394	297,871	1,500,000	5,991,265
Senior subordinated debentures	250,000	496,134	—	746,134
Collateralized indebtedness relating to stock monetization	—	—	1,659,265	1,659,265
Total debt	$6,331,900	$1,397,720	$3,373,204	$11,102,824

Interest expense	$376,823	$13,262	$143,168	$533,253
Capital expenditures	$473,385	$295	$80,961	$554,641

Recent Events

Issuance of Debt Securities

In April 2004, Cablevision issued $1.0 billion face amount of 8.0% senior notes due 2012 and $500 million face amount of floating rate senior notes due 2009.  The floating rate notes bear interest based on six month LIBOR plus 4.50%.  The notes are unsecured and contain covenants similar to the covenants of CSC Holdings’ outstanding senior public debt securities, including a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1.  Proceeds of the offerings, net of issuance costs, were invested in our CSC Holdings subsidiary through our purchase from CSC Holdings of its equity securities.

In April 2004, CSC Holdings issued $500 million face amount of 6-3/4% senior notes due 2012. The proceeds, net of issuance costs, along with the net proceeds received as equity contributions from Cablevision, were used to repay bank borrowings temporarily.  Approximately $1.8 billion was reborrowed on May 6, 2004 to fund the debt redemptions described below.

On August 20, 2004, our wholly-owned subsidiary, Rainbow National Services LLC, or “RNS,” which holds all of the common equity interests in the AMC, WE and IFC programming services, put in place a $950 million senior secured credit facility ($350 million of which is a revolving credit facility and $600 million of which is a term loan facility) and issued $300 million aggregate principal amount of 8 3/4% senior notes due 2012 and $500 million aggregate principal amount of 10 3/8% senior subordinated notes due 2014.  Proceeds of the financings totaling $1,366.1 million were distributed to Rainbow Media Enterprises, which in turn distributed approximately $704.9 million to Rainbow Media Holdings to repay and terminate its credit facility and collateralize outstanding letters of credit.  The balance of the distribution, which totaled $661.2 million, is held by Rainbow Media Enterprises, which expects to invest the cash over time to fund requirements of certain of its subsidiaries, including primarily Rainbow DBS.

Redemption of Debt  and Termination of Certain Securities

In May 2004, CSC Holdings redeemed, at the relevant early redemption prices, its 11-3/4% Series H Redeemable Exchangeable Preferred Stock due 2007; its 11-1/8% Series M Redeemable Exchangeable Preferred Stock due 2008; its 9-7/8% Senior Subordinated Debentures due 2013; and, its 9-7/8% Senior Subordinated Debentures due 2023.  The redemptions were completed at a total cash cost, including the applicable redemption premiums and accrued and unpaid dividends and interest, of $2.0 billion.

In August 2004, CSC Holdings redeemed its Series A Preferred Stock held by Quadrangle Capital Partners LP for $150.3 million in cash funded with borrowings from the Restricted Group revolving credit facility.

On October 28, 2004, the Company received $213.6 million in cash in exchange for all 14.2 million shares it owned of AT&T Wireless (“AWE”) common stock, representing the $15 share price paid in consideration of the merger between AWE and Cingular Wireless LLC.  As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AWE were terminated.  The termination provisions under the prepaid forward contracts require the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars.  The Company does not expect any material cash payment to be required as a result of the early terminations.  The Company expects to recognize a loss representing the difference between the fair value and the carrying value of the collateralized indebtedness in the fourth quarter.

Planned Spin off of Rainbow Media Enterprises

We have announced that our Board of Directors has approved an amended plan to spin off our recently launched satellite service, Rainbow DBS, along with three of Rainbow Media Holdings’ national entertainment services — AMC, WE: Women’s Entertainment and IFC, their subsidiaries, certain other Rainbow businesses and Clearview Cinemas in a company called Rainbow Media Enterprises (“RME”).  We continue to make progress on this plan, having received a ruling from the Internal Revenue Service earlier this year to the effect that the spin-off will qualify as a tax-free transaction and approval from the FCC for the transfer of control of various FCC licenses, as well as having completed the financing for Rainbow Media Enterprises in August (see “Issuance of Debt Securities” above).  Completion of the spin off remains subject to a number of factors and conditions, including the filing and effectiveness of a Form 10 with the Securities and Exchange Commission and final approval from the Cablevision board of directors. We made our initial Form 10 filing with the Securities and Exchange Commission in May 2004, with amended filings in July, September, and November 2004.  We are currently planning to complete the spin off during the fourth quarter.

On August 20, 2004, our subsidiary, American Movie Classics Company LLC (“AMC LLC”) which owns our AMC and WE programming services, issued redeemable preferred membership interests with an initial liquidation preference of $350 million in the aggregate to Rainbow Media Holdings LLC in exchange for common membership interests in AMC LLC.  Distributions on the redeemable preferred membership interests were to accrue commencing upon the spin off of Rainbow Media Enterprises at an annual rate to be established immediately prior to the spin off.  It was expected that Rainbow Media Holdings would transfer those interests to Cablevision at the time of the spin off and the interests would not be included in the spin off. On November 5, 2004 the Board of Directors of Cablevision decided to modify the terms of the spin off to eliminate the retained redeemable preferred membership interest in AMC LLC.  This decision was made in light of expected increases in Rainbow Media Enterprises’ financing requirements.  The elimination will be accomplished by having the redeemable preferred membership interests recontributed to a subsidiary of Rainbow Media Enterprises and converted back to common membership interest in AMC LLC prior to the spin off.

Restricted Group

As of September 30, 2004, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations, which encompassed approximately 2.95 million subscribers (including approximately 1.34 million digital cable subscribers); our consumer high-speed Internet access operations, which encompassed approximately 1.26 million subscribers; and the commercial telephone and high-speed Internet access operations of Lightpath throughout the New York metropolitan area.

The Restricted Group has a $2.4 billion revolving credit facility in place that matures on June 30, 2006.  As of November 5, 2004, total borrowings outstanding were $2,017 million, including $53.4 million reserved for Letters of Credit, with a resulting undrawn commitment of $383 million.  The credit facility is guaranteed by certain subsidiaries and contains several financial covenants, including a limitation on the ratios of debt to cash flow, cash flow to interest expense, and cash flow to debt service expense (all as defined in the credit agreement) and restrictions on the permitted use of borrowed funds that may limit our ability to utilize all of the undrawn funds available.  The limitation on debt to cash flow is a maximum of 6.25 times cash flow through March 31, 2005, 5.25 times cash flow from April 1, 2005 through December 31, 2005, and 4.50 times thereafter.  The Restricted Group was in compliance with all of its financial covenants as of September 30, 2004

CSC Holdings, a member of the Restricted Group has also issued senior and senior subordinated public debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1 and limitations on dividends and distributions subject to an aggregate cap.  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ other debt securities that are based on changes in the credit ratings assigned by any rating agency.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group and borrowings.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the roll-out of its new services such as digital video and Voice over Internet Protocol, debt service, including distributions made to Cablevision to service interest expense on its public debt securities, other corporate expenses and changes in working capital.    In addition, the Restricted Group has contributed the balance of the 2003 approved, unspent investment of approximately $87 million to Rainbow DBS and has also invested the $150 million distribution received from the proceeds of Rainbow Media Holdings’ term loan in December 2003 in Rainbow DBS.  In April 2004, the Restricted Group also received $1.5 billion in cash proceeds from the issuance of capital stock to Cablevision that it used to redeem the outstanding securities described above.  We currently expect that the net funding and investment requirements of the Restricted Group will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements for the next twelve months.

Cablevision’s and CSC Holdings’ future access to the public debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  The ratings assigned by Standard and Poor’s remain on credit watch with negative implications and the ratings assigned by Moody’s remain on negative outlook from July 2003.   Any downgrade to the Cablevision and CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

Rainbow Media Holdings’ $820 million credit facility was repaid and terminated on August 20, 2004 with a distribution from the proceeds of the Rainbow National Services financing described below.  On the same date, the commitment from a bank to provide up to $250 million of senior subordinated funding to Rainbow Media Holdings which was to be guaranteed by AMC, WE and IFC was also terminated.

Rainbow National Services

On August 20, 2004, RNS entered into new debt financing arrangements totaling approximately $1,750 million in a combination of a senior secured credit facility totaling approximately $950 million (comprised of a $600 million term loan and $350 million undrawn revolving credit facility), and senior and senior subordinated notes totaling approximately $800 million.  Substantially all of the net proceeds of the new financings totaling approximately $1.37 billion were distributed to Rainbow Media Enterprises, which in turn distributed $704.9 million to Rainbow Media Holdings to repay and terminate its credit facility and collateralize outstanding letters of credit.  The balance of the distribution, which totaled approximately $661.2 million is held by Rainbow Media Enterprises, which expects to invest the cash over time to fund cash requirements of certain of its subsidiaries, primarily Rainbow DBS.

The RNS credit facility is secured by the assets and common equity interests of AMC, WE and IFC and guaranteed by AMC, WE and IFC and Rainbow Programming Holdings, RNS’s direct parent.  The term loan requires amortization of 0.25% per quarter beginning June 30, 2005.  Outstanding borrowings under the facility were $600 million as of November 5, 2004, resulting in undrawn revolver commitments of $350 million.  Financial covenants include (i) a maximum total leverage ratio of 6.75 times cash flow (as defined based on the combined cash flows of

AMC, WE and IFC) through December 31, 2005 with reductions thereafter, (ii) a maximum senior leverage of 5.0 times cash flow, reducing to 4.75 times on October 1, 2005 with further reductions thereafter, and (iii) minimum ratios for cash flow to interest expense and cash flow to debt service.  Additional covenants include limitations on liens, additional indebtedness and distributions.  Permitted distributions include (i) up to $150 million annually, with a cumulative limit of $600 million, to fund Rainbow DBS, and (ii) up to $50 million annually, with a cumulative limit of $200 million, for other general purposes, and (iii) subject to maintaining a maximum ratio of total debt to cash flow of 5.0 times, distributions of up to $300 million from the proceeds of permitted future debt offerings.  RNS was in compliance with all of its financial covenants as of September 30, 2004.

RNS’s notes offerings consisted of $300 million face amount of 8 ¾% senior notes due September 1, 2012, and $500 million face amount of 10 3/8% senior subordinated notes due September 1, 2014.  Net proceeds from these offerings totaled $775.9 million.  These issuances are guaranteed by substantially all of RNS’s subsidiaries.  Principal covenants include limitations on additional indebtedness, including a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 7.0 times, reducing to 6.0 times after January 1, 2009, limitations on distributions and limitations on the ability to incur liens (as per the terms of the senior notes indenture).

Although the debt service requirements of the new financings are significant, RNS’s free cash flow (net of the debt service requirements) is expected to remain positive for at least the next twelve months.  RNS’s excess free cash flow, as well as additional amounts that may be borrowed under its credit facility, will be used to fund the operations of Rainbow DBS.  Distributions to Rainbow Media Enterprises over time may limit the funding available for new initiatives of RNS in the future.

RNS’s future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In August 2004, Moody’s and Standard & Poor’s assigned ratings to RNS’s senior secured credit facility and senior and senior subordinated notes.  Standard and Poor’s also assigned a negative outlook.  Any downgrade to RNS’s credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS’s ability to raise additional funds.

Madison Square Garden

Madison Square Garden’s primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility.  This facility was terminated in March 2004 with proceeds from a $146 million equity contribution from Regional Programming Partners.

Madison Square Garden’s funding requirements for the next twelve months will be met by its cash on hand and cash from operations, and/or intercompany loans or equity contributions from Regional Programming Partners or borrowings under any new bank credit facilities that may be entered into by Madison Square Garden or Regional Programming Partners, although there can be no assurance that such new facility can be obtained or obtained on acceptable terms.

Rainbow DBS

Rainbow DBS business launched its service in October 2003.  It has significant cash requirements and has limited access to funding. Funding needs for Rainbow DBS in 2004, which include capital expenditures of approximately $111 million; the acquisition of additional frequencies, including the investment in DTV Norwich for its acquisition of MVDDS licenses, of $90 million; operating losses; and funds required to develop its proprietary VOOM HD programming channels of approximately $101 million are expected to total $477 million. Prior to the completion of the RNS debt financings described above on August 20, 2004, the cash requirements of Rainbow DBS were funded by Cablevision and its subsidiary, Rainbow Media Holdings. By that date, Cablevision had contributed to Rainbow DBS in 2004 approximately $237 million and Rainbow Media Holdings had contributed approximately $47 million and provided $21 million in letters of credit under its credit facility. A significant portion of the proceeds from the RNS debt financing are expected to be invested in Rainbow DBS and are expected to be sufficient to fund its cash requirements through the end of 2005. Additional investments in Rainbow DBS above the proceeds from the RNS debt financings are subject to receipt of distributions from RNS, which are subject to limitations contained in its financing agreements.

Rainbow DBS does not have funding available for the construction and launch of the five Ka-band satellites for which Rainbow DBS has FCC authorization, or for the two Ku-band satellites necessary to exploit the Ku-band DBS frequencies for which it was the high bidder at a July 2004 FCC auction, or for the build-out of the infrastructure to exploit the MVDDS licenses acquired by DTV Norwich.  The five Ka-band satellites are expected to cost between $1 billion and $1.5 billion in the aggregate, which amounts will need to be funded over the 2004 — 2009 time frame in order to meet FCC milestone obligations.  The next milestone requires Rainbow DBS to enter into a definitive satellite construction contract by November 21, 2004. The two Ku-band satellites are expected to cost between $400 million and $500 million, in the aggregate, which amounts will need to be spent over a period of time based upon FCC milestones that have not yet been established but are likely to require some expenditures starting in 2005.  Rainbow DBS does not have a cost estimate or time frame for the build-out of the MVDDS infrastructure.  We expect to use a portion of the proceeds from the August 2004 RNS debt financings or borrowings under the revolving credit facility of RNS to pay for the early stage development costs for these projects.  However, Rainbow DBS does not currently have any funding available to construct and launch the Ka-band or Ku-band satellites or to build-out the MVDDS infrastructure and there can be no assurance that Rainbow DBS will be able to obtain any funding for these purposes. It is possible that funding might come from, among other sources, (i) vendor or other third party financings; (ii) the proceeds from the August 2004 RNS debt financings or borrowings under the revolving credit facility of RNS; (iii) additional borrowings or debt issuances by RNS; (iv) third party cash investments; and (v) asset sales, or a combination of some or all of these sources.  There can be no assurance that Rainbow DBS will be in a position to meet its milestone obligations or to utilize these licenses. In any event, Rainbow DBS will not be in a position to do so for a number of years and there can be no assurance that Rainbow DBS will ever be in a position to do so.

To the extent that Rainbow DBS utilizes any of the proceeds from the August 2004 RNS debt financings or borrowings under the revolving credit facility of RNS to fund development or construction costs related to its Ku-band, Ka-band or MVDDS licenses, it may not have sufficient funding to support the development of its existing DBS business.

Commitments and Contingencies

As of September 30, 2004, the Company’s commitments and contingencies not reflected on the Company’s consolidated balance sheet decreased $131.4 million to $3,250.4 million as compared to $3,381.8 million outstanding at December 31, 2003.  The decrease resulted primarily from the termination of Madison Square Garden’s broadcast rights agreement with the New York Mets and payments made on other outstanding commitments during the nine months ended September 30, 2004.  These decreases were partially offset by a net increase in commitments under employment agreements with professional sports teams personnel and players of Madison Square Garden, which provide for payments that are guaranteed regardless of employee injury or termination (certain of these payments are covered by disability insurance if certain conditions are met), for long-term rights agreements which provide the Company with exclusive broadcast rights to certain live sporting events and lease agreements for transponder space on satellites.

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

As of September 30, 2004, the notional value of all such contracts was $450 million and the fair value of these derivative contracts was $0.8 million, a net payable position.  For the nine months ended September 30, 2004, we recorded a net gain on interest swap contracts of $5.4 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts
(dollars in thousands)

Fair market value as of September 30, 2004, a net payable position	$(796)
Less: fair market value as of December 31, 2003	(349)
Change in fair market value, net	(447)
Plus: realized gain from cash interest income	5,820

Net gain on interest rate swap contracts	$5,373

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, AT&T Wireless, Charter Communications, General Electric, Adelphia Communications and Leapfrog common stock.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of September 30, 2004:

	AT&T	Comcast	AT&T Wireless**	Charter	General Electric	Adelphia	Total*
	(in millions)
Collateralized indebtedness (carrying value)	$(307.0)	$(495.3)	$(233.6)	$(251.8)	$(314.0)	$(39.9)	$(1,641.6)

Collateralized indebtedness (fair value estimate)	(315.4)	(509.2)	(241.9)	(259.5)	(315.9)	(39.9)	(1,681.8)
Derivative contract	192.6	120.9	32.5	209.8	(81.3)	38.6	513.1
Investment securities pledged as collateral	126.8	404.4	210.5	29.7	427.9	0.4	1,199.7
Net excess/ (shortfall)	4.0	16.1	1.1	(20.0)	30.7	(0.9)	31.0
Value of prepaid swaps with cross-termination rights	(6.9)	(11.7)	(6.9)	—	—	—	(25.5)
Net excess/ (shortfall) including prepaid swaps	$(2.9)	$4.4	$(5.8)	$(20.0)	$30.7	$(0.9)	$5.5

*                             Excludes Leapfrog monetization contract which is not expected to generate a shortfall due to the prepayment of interest.

**                      See discussion above under “Recent Events.”

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  At maturity, the contracts provide for the option to deliver cash or shares of AT&T, Comcast, AT&T Wireless, Charter Communications, General Electric, Adelphia Communications, or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of September 30, 2004, the fair value of our equity derivative contracts was $516.0 million, a net receivable position.  For the nine months ended September 30, 2004, we recorded a net unrealized loss on all outstanding equity derivative contracts of $8.9 million attributable to changes in market conditions during the period.  We also recorded an unrealized loss on our holdings of the underlying stocks of $8.7 million for the nine months ended September 30, 2004, as shown in the following table:

Fair Market Value of Equity Derivative Contracts
(dollars in thousands)

Fair market value as of September 30, 2004	$516,040
Less: fair market value at December 31, 2003	524,895
Unrealized loss due to changes in prevailing market conditions, net	$(8,855)

Unrealized loss on underlying stock positions due to changes in prevailing market conditions, net	$(8,687)

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

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of September 30, 2004, the fair value of our prepaid interest rate derivative contracts was $50.0 million, a net payable position.  For the nine months ended September 30, 2004, we recorded a net gain on such derivative contracts of $1.1 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts
(dollars in thousands)

Fair market value as of September 30, 2004	$(49,959)
Less: fair market value at December 31, 2003	(65,753)
Unrealized gain, net	15,794
Plus: realized loss resulting from net cash payments	(14,651)

Net gain on prepaid interest rate swap contracts	$1,143

In connection with the issuance of the Series A Exchangeable Participating Preferred Stock of CSC Holdings, we entered into an agreement with Quadrangle Capital Partners LP which granted Quadrangle the right to require us to purchase the preferred stock beginning in the third quarter of 2003 (“put option”) for cash or through the issuance of our registered equity securities at our option.  The exchange right and the put option had been accounted for as a derivative.  In August 2004, CSC Holdings redeemed the securities at a repurchase price of $150.3 million which was paid in cash.   The change in the fair value of the exchange right and put option of $31.7 million for the nine months ended September 30, 2004 has been reflected as a loss on derivative contracts in the accompanying condensed consolidated statement of operations.

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

Vendor financing for Northcoast Communications’ Cleveland operation consisted of a $75 million credit facility at Cleveland PCS, LLC.  This facility had no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license.  In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity.  The sale of Cleveland PCS was consummated in July 2004.  As of September 30, 2004, both the FCC indebtedness and the obligations of Cleveland PCS under the vendor financing were satisfied.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with characteristics of a controlling financial interest, (b) equity investors do not have voting rights that are proportionate to their economic interest, or (c) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003.  Pursuant to FIN 46, the Company has consolidated its investment in Northcoast Communications, LLC at March 31, 2004 and its investment in DTV Norwich as of the date of the transaction.  In addition, the Company consolidated its investment in PVI Virtual Media Services LLC in the second quarter of 2004 in connection with an amendment to the LLC agreement which caused the Company to reconsider whether PVI Virtual Media Services was a variable interest entity.  PVI Virtual Media’s total assets and liabilities consolidated in the second quarter of 2004 amounted to approximately $15.0 million and $4.0 million, respectively.

In the second quarter of 2004, the Company implemented Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.  EITF 03-6 requires convertible participating securities to be included in the computation of earnings per share using the “two-class” method.  The Company’s Series A Exchangeable Participating Preferred Stock was considered a convertible participating security.  When applicable, basic and diluted earnings per share would be restated to reflect the impact of utilizing the two-class method required by EITF 03-6.  The implementation of EITF 03-6 had no impact on earnings per share for the three and nine months ended September 30, 2004 and 2003.

In March 2004, the EITF ratified its consensus related to the application guidance within EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 applies to investments in debt and equity securities within the scope of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of Statement No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  The adoption of EITF 03-1 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the EITF reached a consensus regarding Issue No. 03-16, Accounting for Investments in Limited Liability Companies.  EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.  Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.  EITF 03-16 is effective for the first period beginning after June 15, 2004.  The adoption of EITF 03-16 did not have any impact on the Company’s financial position or results of operations.

In September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets.   Topic D-108 requires the application of the direct value method to such assets acquired in business combinations completed after September 29, 2004.  Further, for registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004.  Impairments recognized upon application of Topic D-108 should be reported as a cumulative effect of a change in accounting.  The Company currently uses the direct value method for purposes of impairment testing of its indefinite-lived intangibles and therefore does not expect the adoption of Topic D-108 to have an impact on the Company's financial position on results of operations.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$922,924	$326,962
Accounts receivable trade (less allowance for doubtful accounts of $38,039 and $44,941)	368,372	355,835
Notes and other receivables, current	90,532	61,586
Note receivable, affiliate	5,102	12,877
Investment securities, current	3,770	5,874
Inventory	27,840	9,419
Prepaid expenses and other current assets	130,450	98,652
Feature film inventory, net	115,055	92,362
Deferred tax asset, current	55,654	66,649
Advances to affiliates	11,146	42,922
Investment securities pledged as collateral	256,627	—
Derivative contracts	207,786	—
Total current assets	2,195,258	1,073,138

Property, plant and equipment, net	4,413,563	4,593,210
Investments in affiliates	26,320	25,449
Investment securities pledged as collateral	959,184	1,224,498
Notes and other receivables	78,940	95,815
Derivative contracts	389,515	586,894
Other assets	53,267	63,272
Long-term feature film inventory, net	400,126	303,393
Deferred carriage fees, net	113,184	119,225
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $382,225 and $314,723	566,378	630,523
Other intangible assets, net of accumulated amortization of $46,929 and $34,979	259,365	164,311
Excess costs over fair value of net assets acquired	1,471,114	1,471,114
Deferred financing and other costs, net of accumulated amortization of $56,155 and $61,783	116,347	117,831
	$11,774,409	$11,200,521

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$366,605	$334,283
Accrued liabilities	776,132	852,885
Accounts payable to affiliates	14,768	10,231
Deferred revenue, current	153,098	117,709
Feature film and contract obligations	107,777	92,206
Liabilities under derivative contracts	8,530	38,968
Current portion of bank debt	13,708	111,039
Current portion of collateralized indebtedness	455,700	—
Current portion of capital lease obligations	13,669	15,636
Total current liabilities	1,909,987	1,572,957

Feature film and contract obligations, long-term	333,292	286,955
Deferred revenue	14,304	16,322
Deferred tax liability	129,482	290,647
Liabilities under derivative contracts	123,486	127,751
Other long-term liabilities	251,625	264,906
Bank debt, long-term	2,467,000	2,246,000
Collateralized indebtedness	1,203,565	1,617,620
Senior notes and debentures	4,491,265	3,692,699
Senior subordinated debentures	746,134	599,203
Notes payable	150,000	150,000
Capital lease obligations, long-term	61,783	69,220
Series H Redeemable Exchangeable Preferred Stock	—	434,181
Series M Redeemable Exchangeable Preferred Stock	—	1,110,113
Deficit investment in affiliates	53,973	41,111
Minority interests	659,882	580,766
Total liabilities	12,595,778	13,100,451

Series A Exchangeable Participating Preferred Stock	—	80,001

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 6,429,987 and 5,258,056 shares issued	64	53
Paid-in capital	2,326,532	829,801
Accumulated deficit	(3,147,013)	(2,808,833)
	(820,417)	(1,978,979)
Accumulated other comprehensive loss	(952)	(952)

Total stockholder’s deficiency	(821,369)	(1,979,931)
	$11,774,409	$11,200,521

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues, net	$1,169,029	$975,766	$3,568,430	$2,949,864

Operating expenses:
Technical and operating (excluding depreciation and amortization)	508,982	412,639	1,664,317	1,303,734
Selling, general and administrative	313,865	262,150	960,773	780,968
Other operating expense (income)	83	(9,036)	(95,757)	(9,036)
Restructuring charges (credits)	(1,203)	8,004	2,186	11,423
Depreciation and amortization	277,189	282,013	817,292	785,048
	1,098,916	955,770	3,348,811	2,872,137

Operating income	70,113	19,996	219,619	77,727

Other income (expense):
Interest expense	(146,263)	(171,496)	(477,932)	(435,399)
Interest income	2,658	4,051	4,866	17,879
Equity in net income (loss) of affiliates	(6,234)	(2,918)	(7,349)	437,780
Loss on sale of cable assets	—	(13,644)	—	(13,644)
Write-off of deferred financing costs	(12,694)	—	(18,961)	—
Gain (loss) on investments, net	6,280	52,810	(9,906)	210,858
Gain (loss) on derivative contracts, net	21,623	(39,531)	(34,049)	(165,782)
Loss on extinguishment of debt	—	—	(72,495)	—
Minority interests	(13,966)	(13,687)	(64,834)	(36,074)
Miscellaneous, net	(23)	(115)	(89)	(2,307)
	(148,619)	(184,530)	(680,749)	13,311

Income (loss) from continuing operations before income taxes and dividend requirements	(78,506)	(164,534)	(461,130)	91,038

Income tax (expense) benefit	31,836	51,337	136,201	(83,125)

Income (loss) from continuing operations before dividend requirements	(46,670)	(113,197)	(324,929)	7,913

Dividend requirements applicable to preferred stock	—	(1,951)	—	(92,260)

Loss from continuing operations	(46,670)	(115,148)	(324,929)	(84,347)
Income (loss) from discontinued operations, net of taxes	—	8,316	(5,815)	(13,392)

Loss applicable to common shareholder before extraordinary item	(46,670)	(106,832)	(330,744)	(97,739)
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—
Net loss	$(46,670)	$(106,832)	$(338,180)	$(97,739)

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Income (loss) from continuing operations before dividend requirements	$(324,929)	$7,913
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	817,292	785,048
Non-cash other operating income	(41,788)	—
Equity in net (income) loss of affiliates	7,349	(437,780)
Loss on sale of cable assets	—	13,644
Minority interests	64,834	36,074
Unrealized loss (gain) on investments, net	10,435	(210,858)
Write-off of deferred financing costs and discounts on indebtedness	19,733	—
Unrealized loss on derivative contracts	25,217	142,064
Amortization and write-off of feature film inventory	82,788	51,156
Amortization of deferred financing, discounts on indebtedness and other deferred costs	81,677	66,709
Compensation expense related to issuance of restricted stock	25,376	16,330
Deferred income tax provision (benefit)	(140,982)	95,709
Changes in other assets and liabilities, net of effects of acquisitions and dispositions	(199,809)	(258,670)
Net cash provided by operating activities	427,193	307,339

Cash flows from investing activities:
Capital expenditures	(554,641)	(661,937)
Payment for acquisitions	(84,738)	(250,406)
Proceeds from sale of equipment	1,039	7,090
Decrease (increase) in investment securities and other investments	(237)	3,105
Additions to intangible assets	(14,660)	(1,750)
Increase in investments in affiliates, net	32,615	445,426
Net cash used in investing activities	(620,622)	(458,472)

Cash flows from financing activities:
Proceeds from bank debt	3,188,208	1,314,082
Repayment of bank debt	(3,064,539)	(1,357,287)
Issuance of senior notes	1,293,922	—
Redemption of preferred stock	(1,694,622)	—
Redemption of senior subordinated debentures	(350,000)	—
Net proceeds from collateralized indebtedness	—	330,728
Preferred stock dividends	—	(87,259)
Capital contribution from Cablevision	1,469,250	53,210
Distribution to minority partner	(1,748)	—
Payments on capital lease obligations and other debt	(12,356)	(12,677)
Additions to deferred financing	(38,724)	(6,016)
Issuance of preferred stock	—	75,000
Net cash provided by financing activities	789,391	309,781

Net increase in cash and cash equivalents from continuing operations	595,962	158,648

Net effect of discontinued operations on cash and cash equivalents	—	(32,284)

Cash and cash equivalents at beginning of year	326,962	125,940

Cash and cash equivalents at end of period	$922,924	$252,304

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                                                 BUSINESS

CSC Holdings, Inc. (the “Company” or “CSC Holdings”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and, through its wholly-owned subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate motion picture theaters and provide direct broadcast satellite service. The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its cable television, telephone, high-speed data and Voice over Internet Protocol services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Rainbow DBS, which consists of our direct broadcast satellite service and the 21 high definition channels currently carried exclusively by this service.

NOTE 2.                                                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all the information and notes required for complete financial statements.

The financial statements as of and for the three and nine months ended September 30, 2004 and 2003 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3.                                                 RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

NOTE 4.                                                 COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2004 and 2003 equals the net loss for the respective periods.

NOTE 5.                                                 LOSS PER COMMON SHARE

Net loss per common share is not presented since the Company is a wholly owned subsidiary of Cablevision.

NOTE 6.                                                 CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2004 and 2003, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2004	2003
Non-Cash Investing and Financing Activities:
Capital lease obligations	$2,952	$10,003

Supplemental Data:
Cash interest paid, net – continuing operations	447,837	369,902
Cash interest paid, net – discontinued operations	—	525
Income taxes paid, net	5,289	6,772
Restricted cash	35,924	7,256

NOTE 7.                                                 TRANSACTIONS

In January 2004, Rainbow DBS, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the FCC to provide multichannel video distribution and data service (“MVDDS”) in 46 metropolitan areas in the United States.  In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 for the acquisition of these licenses (the “DTV Norwich Transaction”).  Under the terms of the promissory note with DTV Norwich, the loan was forgiven when the FCC granted the MVDDS licenses to DTV Norwich on July 27, 2004 and September 23, 2004.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Rainbow DBS also agreed to a put/call option with the other investor in DTV Norwich.  Rainbow DBS had a call option to purchase an additional 41% membership interest in DTV Norwich at an exercise price of $4,230.  Rainbow DBS exercised its call option on October 29, 2004.  Rainbow DBS will need FCC approval to acquire the 41% membership interest because the acquisition would give Rainbow DBS control of this entity.  The other investor has the right, for ten years, to put its remaining 10% interest to Rainbow DBS at fair value to be determined by a process involving independent valuation experts.

Pursuant to FIN 46, Consolidation of Variable Interest Entities, this entity was consolidated with the Company as of the date of the transaction since it does not have sufficient equity to demonstrate that it can finance its activities without additional subordinated financial support.  The acquired licenses have been recorded in the accompanying consolidated balance sheet as other intangible assets and are deemed to have an indefinite life.  Since this variable interest entity is not considered a business pursuant to FIN 46, the excess of the fair value of the consideration paid and the newly consolidated non-controlling interest over the fair value of the newly consolidated identifiable assets, of $7,436 net of taxes of $5,384, was recorded as an extraordinary loss in the first quarter of 2004.

NOTE 8.                                                 NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

 In accordance with the provisions of FIN 46, the assets and liabilities attributable to the Company’s 49.9% interest in Northcoast Communications, LLC (a wireless personal communications business) were consolidated and classified as assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2004.  Northcoast Communications’ consolidated net assets consisted solely of the net assets of its Cleveland PCS subsidiary.  Vendor financing for the Cleveland PCS business consisted of a $75,000 credit facility at Cleveland PCS, LLC.  This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and the Company of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland PCS license.  In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity.  The FCC indebtedness was fully repaid by Cleveland PCS in the second quarter of 2004.  The sale of Cleveland PCS was consummated in July 2004 and the obligations of Cleveland PCS under the vendor financing were satisfied.  The Company did not record any gain or loss in connection with the sale.  The net assets sold consisted of the following:

Cash, receivables, inventory, prepaid and other assets	$15,245
Property, equipment and PCS licenses	46,825
Total assets sold	$62,070

Accounts payable and accrued expenses	$15,212
Other liabilities	46,858
Total liabilities sold	$62,070

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The operating results and adjustments to the gains on the transfer of the retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002, have been classified as discontinued operations, net of taxes, in the Company’s consolidated statement of operations for all periods presented.  Operating results of discontinued operations for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 are summarized as follows:

	Nine Months Ended September 30, 2004
	Retail Electronics	Bravo	Total

Revenues, net	$—	$—	$—

Loss before income taxes	$(5,678)	$(1,823)	$(7,501)
Income tax benefit	920	766	1,686

Net loss	$(4,758)	$(1,057)	$(5,815)

For the nine months ended September 30, 2004, the Company recorded losses, net of taxes, of approximately $1,057, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business in December 2002.  In addition, the Company recorded losses, net of taxes, of approximately $4,758 for the nine months ended September 30, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business in March 2003.

	Retail Electronics
	Three Months	Nine months
	Ended September 30, 2003

Revenues, net	$—	$30,842

Loss before income taxes	$(198)	$(19,560)
Income tax benefit	8,514	6,168
Net income (loss)	$8,316	$(13,392)

The net income (loss) for the three and nine months ended September 30, 2003, includes income (loss) on the disposal of the retail electronics business, net of taxes, of $8,316 and $(6,292), respectively.

NOTE 9.                                                 RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with characteristics of a controlling financial interest, (b) equity investors do not have voting rights that are proportionate to their economic interest, or (c) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

in 2003.  The Company consolidated its investment in Northcoast Communications at March 31, 2004 and its investment in DTV Norwich as of the date of the DTV Norwich Transaction.  In addition, the Company consolidated its investment in PVI Virtual Media Services LLC in the second quarter of 2004 in connection with an amendment to the LLC agreement which caused the Company to reconsider whether PVI Virtual Media was a variable interest entity.  PVI Virtual Media markets a real time video insertion system that through patented technology places computer generated electronic images into television broadcasts of sporting events and other programming.  PVI Virtual Media’s total assets and liabilities consolidated in the second quarter of 2004 amounted to approximately $15,000 and $4,000, respectively.

In March 2004, the Emerging Issues Task Force (“EITF”) ratified its consensus related to the application guidance within EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 applies to investments in debt and equity securities within the scope of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of Statement No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  The adoption of EITF 03-1 did not have an impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2004.

In March 2004, the EITF reached a consensus regarding Issue No. 03-16, Accounting for Investments in Limited Liability Companies.  EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures.  Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.  EITF 03-16 is effective for the first period beginning after June 15, 2004.  The adoption of EITF 03-16 did not have an impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2004.

NOTE 10.                                          DEBT

In March 2004, borrowings under the Madison Square Garden (a wholly-owned subsidiary of Regional Programming Partners) credit facility were repaid in full and the credit facility was terminated with proceeds from an equity contribution from Regional Programming Partners, a 60% owned subsidiary of Rainbow Media Holdings.  The Company wrote off approximately $1,187 of unamortized deferred financing costs in connection with the termination of the credit facility.

In April 2004, Cablevision issued $1,000,000 face amount of 8% senior notes due 2012 and $500,000 face amount of floating rate senior notes due 2009.  The net proceeds of $1,469,250

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

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

In August 2004, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of Rainbow Media Enterprises (a wholly-owned subsidiary of Rainbow Media Holdings) which owns the common equity interests in the Company’s three national programming services –AMC, WE: Women’s Entertainment and The Independent Film Channel (“IFC”), entered into a $950,000 senior secured credit facility ($350,000 of which is a revolving credit facility and $600,000 of which is a term loan facility) and issued $300,000 aggregate principal amount of 8 3/4% senior notes due 2012 and $500,000 aggregate principal amount of 10 3/8% senior subordinated notes due 2014.  The RNS credit facility is secured by the assets and stock of AMC, WE and IFC and guaranteed by AMC, WE and IFC, and Rainbow Programming Holdings, RNS’s direct parent.  The RNS credit facility contains certain covenants that require the maintenance of financial ratios (as defined in the credit facility) as well as restrictions on distributions, additional indebtedness, and liens.  The maximum total leverage ratio per the credit facility is 6.75 times the cash flow (as defined) of AMC, IFC and WE through 2006.  The revolving credit facility requires commitment reductions beginning December 31, 2009 through September 30, 2011.  The term loan requires quarterly amortization payments beginning June 30, 2005 through March 31, 2012.  Borrowings under the revolving credit facility bear interest at LIBOR plus a margin based upon the leverage ratio.  Amounts under the term loan bear interest at LIBOR plus 2.75%.  There were no amounts outstanding under the revolving credit facility as of September 30, 2004.

In connection with the RNS financing, RNS distributed approximately $704,900 to Rainbow Media Holdings which it used to repay all outstanding amounts under its credit facility and collateralize outstanding letters of credit.  The Company wrote off approximately $12,694 of unamortized deferred financing costs in connection with the termination of the credit facility.

The Company has outstanding guarantees of $23,400 consisting primarily of guarantees by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization, by certain of its subsidiaries that are not included in the Restricted Group, of the Company’s holdings of Charter Communications, Inc., General Electric Company, and Adelphia Communications Corporation common stock. Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates. Such guaranteed amounts approximate the fair

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company’s accompanying balance sheet, plus accrued interest.

NOTE 11.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2004 of $136,201 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Company’s Series A Preferred Stock, an increase in the valuation allowance of $3,483 and state taxes.

The income tax expense attributable to continuing operations of $83,125 for the nine months ended September 30, 2003, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Company’s Series A Preferred Stock, an adjustment to the deferred tax rate, and state taxes.

NOTE 12.                                          RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2003	$3	$19,212	$19,215
Additional credits	—	(4,143)	(4,143)
Payments	(3)	(5,938)	(5,941)
Balance at September 30, 2004	$—	$9,131	$9,131

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total

Balance at December 31, 2003	$207	$39,623	$39,830
Additional charges (credits)	(14)	765	751
Payments	(139)	(8,210)	(8,349)
Balance at September 30, 2004	$54	$32,178	$32,232

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the accrued restructuring liability related to the 2003 restructuring plan for continuing operations:

Employee Severance

Balance at December 31, 2003	$2,258
Additional charges	138
Payments	(2,105)
Balance at September 30, 2004	$291

In connection with the acquisition of Fox Sports Networks’ 50% interest in Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs.  As of September 30, 2004, no payments were made against this liability.

During 2004, the Company recorded restructuring charges aggregating $5,440, associated with the elimination of certain positions in various business units of the Company.  As of September 30, 2004, approximately $3,364 of these charges was paid.

At September 30, 2004, approximately $42,228 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 13.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Gross carrying amount of amortizable intangible assets
Affiliation agreements	$786,901	$794,186
Broadcast rights	152,944	142,302
Player contracts	8,758	8,758
Other intangibles	212,278	197,391
	1,160,881	1,142,637
Accumulated amortization
Affiliation agreements	305,648	248,595
Broadcast rights	68,122	58,507
Player contracts	8,455	7,621
Other intangibles	46,929	34,979
	429,154	349,702
Indefinite-lived intangible assets
Franchises	731,848	731,848
FCC licenses and other intangibles	94,016	1,899
Excess costs over the fair value of net assets acquired	1,471,114	1,471,114
	2,296,978	2,204,861

Total intangibles	$3,028,705	$2,997,796

Aggregate amortization expense
Nine months ended September 30, 2004 and year ended December 31, 2003	$79,469	$82,636

Estimated amortization expense
Year ending December 31, 2004		$103,039
Year ending December 31, 2005		90,129
Year ending December 31, 2006		86,393
Year ending December 31, 2007		84,543
Year ending December 31, 2008		83,600

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Certain reclassifications have been made in the 2004 period to reflect changes to the preliminary allocation of the purchase price to intangible assets acquired in connection with Regional Programming Partners’ acquisition of Fox Sports Networks’ 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.

Rainbow DBS does not have funding available for the construction and launch of the five Ka-band satellites for which Rainbow DBS has FCC authorization, or for the two Ku-band satellites necessary to exploit the Ku-band DBS frequencies for which it was the high bidder at a July 2004 FCC auction, or for the build-out of the infrastructure to exploit the MVDDS licenses acquired by DTV Norwich.  The Company expects to use a portion of the proceeds from the August 2004 RNS debt financings or borrowings under the revolving credit facility of RNS to pay for the early stage development costs for these projects. However, Rainbow DBS does not currently have any funding available to construct and launch the Ka-band or Ku-band satellites or to build-out the MVDDS infrastructure and there can be no assurance that Rainbow DBS will be able to obtain any funding for these purposes.  It is possible that funding might come from, among other sources, (i) vendor or other third party financings; (ii) the proceeds from the August 2004 RNS debt financings or borrowings under the revolving credit facility of RNS; (iii) additional borrowings or debt issuances by RNS; (iv) third party cash investments; and (v) asset sales, or a combination of some or all of these sources.

NOTE 14.                                          BENEFIT PLANS

In December 2003, the FASB issued a revision to Statement No. 132 (“Statement 132R”), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  Statement 132R requires additional disclosure regarding certain aspects of pension plans including, but not limited to, asset and investment strategy, expected employer contributions and expected benefit payments.  Statement 132R also requires certain disclosures for interim periods.  The disclosure requirements of Statement 132R were effective for financial statements of periods ending after December 15, 2003; therefore, the Company has modified its disclosures as required.

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the theater business.  The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Service cost	$6,219	$5,737	$18,687	$17,211
Interest cost	1,266	1,025	3,804	3,073
Expected return on plan assets	(1,521)	(1,052)	(4,559)	(3,154)

Net periodic benefit cost	$5,964	$5,710	$17,932	$17,130

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $26,900 to its Retirement Plan in 2004.  As of September 30, 2004, contributions of approximately $20,800 have been made.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues, net from continuing operations
Telecommunications Services	$788,256	$693,515	$2,303,501	$1,992,338
Rainbow	280,253	190,424	835,337	555,643
Madison Square Garden	110,227	107,780	480,564	449,380
Rainbow DBS	5,920	—	9,621	—
All other	25,811	20,955	62,687	61,700
Intersegment eliminations	(41,438)	(36,908)	(123,280)	(109,197)
Total	$1,169,029	$975,766	$3,568,430	$2,949,864

Adjusted operating cash flow from continuing operations
Telecommunications Services	$317,438	$274,159	$901,784	$773,328
Rainbow	86,096	52,592	245,357	127,309
Madison Square Garden	15,173	16,238	115,217	39,543
Rainbow DBS	(60,376)	(29,448)	(177,152)	(34,590)
All Other	(5,477)	(2,100)	(29,210)	(9,772)
Total	$352,854	$311,441	$1,055,996	$895,818

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues, net from continuing operations
Total revenue for reportable segments	$1,184,656	$991,719	$3,629,023	$2,997,361
Other revenue and intersegment eliminations	(15,627)	(15,953)	(60,593)	(47,497)
Total consolidated revenue	$1,169,029	$975,766	$3,568,430	$2,949,864

Adjusted operating cash flow to loss from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$358,331	$313,541	$1,085,206	$905,590
All other adjusted operating cash flow	(5,477)	(2,100)	(29,210)	(9,772)
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(277,189)	(282,013)	(817,292)	(785,048)
Stock plan expense	(6,755)	(1,428)	(16,899)	(21,620)
Restructuring credits (charges)	1,203	(8,004)	(2,186)	(11,423)
Interest expense	(146,263)	(171,496)	(477,932)	(435,399)
Interest income	2,658	4,051	4,866	17,879
Equity in net income (loss) of affiliates	(6,234)	(2,918)	(7,349)	437,780
Loss of sale of cable assets	—	(13,644)	—	(13,644)
Write-off of deferred financing costs	(12,694)	—	(18,961)	—
Gain (loss) on investments, net	6,280	52,810	(9,906)	210,858
Gain (loss) on derivative contracts, net	21,623	(39,531)	(34,049)	(165,782)
Loss on extinguishment of debt	—	—	(72,495)	—
Minority interests	(13,966)	(13,687)	(64,834)	(36,074)
Miscellaneous, net	(23)	(115)	(89)	(2,307)
Loss from continuing operations before income taxes and dividend requirements	$(78,506)	$(164,534)	$(461,130)	$91,038

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

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

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

In August 2004, Cablevision filed a motion for summary judgment seeking a declaration as to certain matters of contractual interpretation.  On October 26, 2004, the federal district court denied the motion on the ground that disputed issues of material fact exist that could not be resolved at the summary judgment stage.

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

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

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

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents.  The parties also entered into a stipulation setting the schedule for the filing of an amended consolidated complaint and also setting forth a schedule for the filing of an answer or a motion to dismiss.  The Company anticipates that the plaintiff will file a consolidated amended complaint on December 13, 2004.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action until a review by the court at the earlier of a decision in the previously filed actions in Delaware on the pending motion to dismiss in those actions or at a conference before the court on November 10, 2004.

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

NOTE 17.                                          PREFERRED STOCK

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.  In connection with the issuance of the Series A preferred stock to Quadrangle, CSC Holdings entered into an agreement with Quadrangle which granted Quadrangle the right to require CSC Holdings to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at CSC Holdings’ option.  The exchange right and the put option had been

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

accounted for as a derivative.  In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A preferred stock.  The parties entered into an agreement that the put price was $150,328.  The put price was paid in cash by CSC Holdings in August 2004.

The change in the fair value of the exchange right and put option of $31,709 for the nine months ended September 30, 2004 has been reflected as a loss on derivative contracts in the accompanying condensed consolidated statement of operations.

NOTE 18.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	September 30, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,480,708	$2,480,708
Collateralized indebtedness	1,659,265	1,699,547
Senior notes and debentures	4,491,265	4,680,630
Senior subordinated notes and debentures	746,134	803,450
Notes payable	150,000	150,000
	$9,527,372	$9,814,335

	December 31, 2003
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,357,039	$2,357,039
Collateralized indebtedness	1,617,620	1,699,530
Senior notes and debentures	3,692,699	3,879,551
Senior subordinated notes and debentures	599,203	649,293
Redeemable exchangeable preferred stock	1,544,294	1,611,615
Notes payable	150,000	150,000
	$9,960,855	$10,347,028

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 19.                                          OTHER MATTERS

In the second quarter of 2004, Madison Square Garden received $54,052 in cash in connection with the New York Mets’ termination of their broadcast rights agreement with Madison Square Garden.  The termination of the rights agreement will be effective after the 2005 baseball season. As a result of the termination notice, the Company recorded a reversal of a purchase accounting

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

liability of $41,788 related to this broadcast rights agreement.  These items have been reflected as other operating income in the Company’s condensed consolidated statement of operations.

Effective September 16, 2004, the National Hockey League (“NHL”) commenced a lockout of players in support of its attempt to reach a new collective bargaining agreement.  There can be no assurance that the NHL and the NHL Player’s Association will reach an agreement on a new collective bargaining agreement.  The Collective Bargaining Agreement (“CBA”) between the National Hockey League and the National Hockey League Players Association expired on September 15, 2004 and the NHL Board of Governors imposed a lockout of NHL players beginning on September 16, 2004, which continues.  We can give no assurance as to when this labor dispute will be resolved and therefore cannot determine the extent to which our operating results will be negatively impacted.  We do not expect the lockout to have a significant impact on the Company’s consolidated operating results, however if the entire season were cancelled, the effect on the operating results of the Madison Square Garden segment would be significant.

In October 2004, Fox Sports Chicago’s agreements with two major suppliers of distribution rights to certain live sporting events were terminated.  Fox Sports Chicago is a wholly-owned subsidiary of Regional Programming Partners.  Fox Sports Chicago expects to continue its operations with content from its partners and their affiliates.  Fox Sports Chicago’s revenues will decline in future periods as a result of the termination by the cable television services that decline to carry Fox Sports Net Chicago without these distribution rights agreements.

NOTE 20.                                          SUBSEQUENT EVENT

On October 28, 2004, the Company received approximately $213,600 in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC.  As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AT&T Wireless were terminated.  The termination provisions under the prepaid forward contracts require the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars.  The Company does not expect any material cash payment to be required as a result of the early terminations.  The Company expects to recognize a loss representing the difference between the fair value and the carrying value of the collateralized indebtedness in the fourth quarter.

On August 20, 2004, our subsidiary, American Movie Classics Company LLC (“AMC LLC”) which owns our AMC and WE programming services, issued redeemable preferred membership interests with an initial liquidation preference of $350,000 in the aggregate to Rainbow Media Holdings LLC in exchange for common membership interests in AMC LLC.  Distributions on the redeemable preferred membership interests were to accrue commencing upon the spin off of Rainbow Media Enterprises at an annual rate to be established immediately prior to the spin off.  It was intended that Rainbow Media Holdings would transfer those interests to Cablevision at the time of the spin off and the interests would not be included in the spin off.  On November 5, 2004, the Board of Directors of Cablevision decided to modify the terms of the spin off to eliminate the retained redeemable preferred membership interest in AMC LLC.  This decision

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

was made in light of expected increases in Rainbow Media Enterprises’ financing requirements.  The elimination will be accomplished by having the redeemable preferred membership interests recontributed to a subsidiary of Rainbow Media Enterprises and converted back to common membership interest in AMC LLC prior to the spin off.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for interest expense of $28.5 million and $55.3 million for the three and nine months ended September 30, 2004, and related tax benefit of $12.0 million and $23.2 million, respectively, relating to $1.5 billion of Cablevision senior notes issued in April 2004 included in the Cablevision consolidated statements of operations and interest income of $0.2 million and $3.8 million, and related tax expense of $0.1 million and $1.6 million, respectively, for the three and nine months ended September 30, 2003 included in CSC Holdings’ consolidated statements of operations which is eliminated in Cablevision’s consolidated statements of operations.  In addition, prior to the implementation of Statement 150 on July 1, 2003, dividends attributable to the Series H and Series M Redeemable Exchangeable Preferred Stock of CSC Holdings were reported in minority interests in the consolidated financial statements of Cablevision.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.