Form 10-Q
period 2005-03-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2005-05-10
CIK 784681, 1053112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Cablevision Systems Corporation	Yes	☒	No	☐
CSC Holdings, Inc.	Yes	☒	No	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Cablevision Systems Corporation	Yes	☒	No	☐
CSC Holdings, Inc.	Yes	☒	No	☐

Number of shares of common stock outstanding as of May 4, 2005:

Cablevision NY Group Class A Common Stock -	222,609,295
Cablevision NY Group Class B Common Stock -	65,375,928
CSC Holdings, Inc. Common Stock -	6,429,987

PART I.  FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 9.

Item 3.                                                             Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in certain equity security prices and interest rates.  Our exposure to changes in equity security prices stems primarily from the Comcast Corporation, AT&T Corp., Charter Communications, Inc., General Electric Company, Leapfrog Enterprises, Inc., and Adelphia Communications Corporation common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date.  The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.

As of March 31, 2005, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,114.6 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $111.5 million.  As of March 31, 2005, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $317.0 million, a net receivable position.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract as of March 31, 2005 are summarized in the following table:

Security	# of Shares Deliverable	Maturity	Hedge Price per Share*	Cap Price **
				Low	High

Comcast	7,159,205	2005	$35.90 - $38.47	$46.62	$63.91
	7,159,206	2006

AT&T	3,300,000	2005	$34.39 - $42.08	$45.78	$61.21
	4,426,093	2006

Charter Communications	5,586,687	2006	$22.35 - $22.92	$34.75	$38.33
	3,724,460	2007

General Electric	12,742,033	2006	$23.14 - $25.67	$27.76	$30.81

Adelphia Communications	1,010,000	2005	$39.04 - $40.04	$62.57	$63.57

Leapfrog	800,000	2007	$23.55 - $24.55	$29.87	$30.87

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

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2005, the fair value of our fixed rate debt of $7,801.4 million exceeded its carrying value of $7,522.3 million by approximately $279.1 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2005 would increase the estimated fair value of our fixed rate debt by approximately $328.0 million to $8,129.4 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of March 31, 2005, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450 million.  As of March 31, 2005, the fair market value and carrying value of these interest rate swap contracts was approximately $11.6 million, a net payable position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2005 prevailing levels would increase the fair value of these contracts to a net liability of $24.2 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $1,010.9 million entered into in connection with our monetization transactions.  As of March 31, 2005,

such contracts had a fair market value and carrying value of $44.0 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2005 prevailing levels would increase the fair market value of our liabilities under derivative contracts by approximately $7.4 million to a liability of $51.4 million.

Item 4.                                                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

During the first quarter of fiscal 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents.  On December 13, 2004, plaintiffs filed a consolidated amended complaint.  The Company filed a motion to dismiss the amended complaint.  On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL has filed a motion to vacate the stay in the New York action, and has simultaneously filed a motion to intervene in the Delaware action and to stay that action.  The Company has opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On May 9, 2005, the court in the New York action ruled that it would keep the stay of the New York action in effect indefinitely as to the Company and its officer and director defendants.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

On November 14, 2003, American Movie Classics Company (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  The Company believes the notice was improper.  AMC is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties have filed motions for summary judgment, which were argued on April 15, 2005 and are pending.  The Company believes that Time Warner’s counterclaims are without merit and is contesting them vigorously.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457,000.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committees motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858,000, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  The Company believes that all the claims asserted by TW and the Committee are without merit and intends to contest them vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B Common Stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden LP.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company has filed a motion to dismiss all claims asserted in the complaint.  The Company believes that these claims are without merit and is contesting them vigorously.

Madison Square Garden is a petitioner in a proceeding in the Supreme Court of the State of New York, County of New York entitled Madison Square Garden, L.P.  v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden seeks a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also seeks preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35 million bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.  In July 2004, in connection with the Company’s response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements.  The staff of the Division of Enforcement of the Securities and Exchange Commission has contacted the Company to ask for additional information on these launch support, marketing and other payments.

Item 6.                                                             Exhibits

(a)                                  Exhibits.

31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	May 10, 2005	By:	/s/ Michael P. Huseby
Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	May 10, 2005	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$753,542	$771,479
Restricted cash	35,133	144,444
Accounts receivable, trade (less allowance for doubtful accounts of $16,180 and $16,312)	353,284	378,936
Notes and other receivables	139,645	121,872
Investment securities	2,472	3,819
Prepaid expenses and other current assets	80,084	82,027
Feature film inventory, net	96,665	107,860
Deferred tax asset	108,225	124,528
Advances to affiliates	385	1,308
Investment securities pledged as collateral	391,565	327,180
Derivative contracts	210,380	193,682
Assets held for sale	458,941	124,698
Total current assets	2,630,321	2,381,833

Property, plant and equipment, net of accumulated depreciation of $4,830,581 and $4,676,327	3,946,419	4,013,814
Investments in affiliates	28,687	27,300
Investment securities pledged as collateral	720,674	819,441
Notes and other receivables	41,157	46,892
Derivative contracts	209,099	290,686
Other assets	65,251	72,230
Deferred tax asset	98,373	17,049
Long-term feature film inventory, net	353,609	350,472
Deferred carriage fees, net	103,854	108,233
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $362,159 and $348,375	467,696	485,118
Other intangible assets, net of accumulated amortization of $57,966 and $50,417	169,537	168,933
Excess costs over fair value of net assets acquired	1,446,294	1,446,294
Deferred financing and other costs, net of accumulated amortization of $68,765 and $64,307	128,393	132,225
Assets held for sale	—	312,154
	$11,141,212	$11,404,522

See accompanying notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	$361,884	$345,178
Accrued liabilities	873,505	904,526
Accounts payable to affiliates	5,762	869
Deferred revenue	86,072	122,297
Feature film and contract obligations	102,029	106,503
Liabilities under derivative contracts	13,765	12,775
Current portion of bank debt	7,201	5,387
Current portion of collateralized indebtedness	594,103	617,476
Current portion of capital lease obligations	10,368	11,581
Notes payable	150,000	—
Liabilities held for sale	15,458	7,468
Total current liabilities	2,220,147	2,134,060

Feature film and contract obligations	345,582	358,209
Deferred revenue	13,647	13,648
Liabilities under derivative contracts	144,319	151,102
Other long-term liabilities	320,521	263,819
Bank debt	2,500,000	2,484,500
Collateralized indebtedness	772,636	935,951
Senior notes and debentures	5,991,863	5,991,564
Senior subordinated notes and debentures	746,329	746,231
Notes payable	—	150,000
Capital lease obligations	57,688	59,982
Deficit investment in affiliates	63,292	59,913
Minority interests	687,547	685,877
Total liabilities	13,863,571	14,034,856

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 244,092,732 and 243,802,249 shares issued and 222,276,505 and 221,986,022 shares outstanding	2,441	2,438
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 65,705,742 and 65,817,742 shares issued and outstanding	657	658
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,200,556	1,175,319
Accumulated deficit	(3,563,999)	(3,445,064)
	(2,360,345)	(2,266,649)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(2,264)	(3,935)
Total stockholders’ deficiency	(2,722,359)	(2,630,334)
	$11,141,212	$11,404,522

See accompanying notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues, net	$1,213,198	$1,146,570

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments))	554,474	591,873
Selling, general and administrative	319,892	292,746
Restructuring charges	606	2,790
Depreciation and amortization (including impairments)	263,327	254,162
	1,138,299	1,141,571

Operating income	74,899	4,999

Other income (expense):
Interest expense	(190,864)	(177,097)
Interest income	3,800	554
Equity in net loss of affiliates	(2,020)	(2,990)
Write-off of deferred financing costs	—	(1,187)
Gain (loss) on investments, net	(11,141)	14,622
Gain (loss) on derivative contracts, net	(1,632)	1,387
Minority interests	2,001	9,576
Miscellaneous, net	134	(539)
	(199,722)	(155,674)
Loss from continuing operations before income taxes	(124,823)	(150,675)
Income tax benefit	35,934	50,228

Loss from continuing operations	(88,889)	(100,447)
Loss from discontinued operations, net of taxes	(30,046)	(12,097)

Loss before extraordinary item	(118,935)	(112,544)
Extraordinary loss on investment, net of taxes	—	(7,436)

Net loss	$(118,935)	$(119,980)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.31)	$(0.35)

Loss from discontinued operations	$(0.10)	$(0.04)

Extraordinary loss	—	$(0.03)

Net loss	$(0.41)	$(0.42)

Weighted average common shares (in thousands)	287,856	286,842

See accompanying notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(88,889)	$(100,447)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	263,327	254,162
Equity in net loss of affiliates	2,020	2,990
Minority interests	(2,001)	(9,576)
Loss (gain) on investments, net	11,141	(14,622)
Write-off of deferred financing costs	—	1,187
Gain on derivative contracts	(6,648)	(7,803)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	22,777	24,481
Compensation expense related to issuance of stock	7,851	12,336
Deferred income tax	(41,168)	(51,652)
Amortization and write-off of feature film inventory	24,317	27,039
Changes in assets and liabilities, net of effects of acquisitions and dispositions	1,849	(8,904)
Net cash provided by operating activities	194,576	129,191

Cash flows from investing activities:
Capital expenditures	(173,221)	(139,503)
Payment for acquisitions	(4,231)	(84,738)
Proceeds from sale of equipment, net of costs of disposal	2,984	721
Decrease in investment securities and other investments	172	—
Decrease in restricted cash	663	—
Additions to other intangible assets	(9,192)	(4,104)
Increase in investments in affiliates, net	(28)	(14)
Net cash used in investing activities	(182,853)	(227,638)

Cash flows from financing activities:
Proceeds from bank debt	134,427	261,500
Repayment of bank debt	(117,113)	(286,102)
Issuance of common stock	2,215	557
Net proceeds from settlement of collateralized indebtedness	1,000	—
Payments on capital lease obligations and other debt	(3,687)	(4,092)
Deemed net contribution from shareholder	10,863	—
Additions to deferred financing and other costs	(8)	(522)
Net cash provided by (used in) financing activities	27,697	(28,659)

Net effect of exchange rate changes on cash and cash equivalents	78	—
Net increase (decrease) in cash and cash equivalents from continuing operations	39,498	(127,106)

Net effect of discontinued operations on cash and cash equivalents	(57,435)	56,170

Cash and cash equivalents at beginning of year	771,479	230,001

Cash and cash equivalents at end of period	$753,542	$159,065

See accompanying notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                                                 BUSINESS

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) owns and operates cable television systems and through its subsidiary, Rainbow Media Holdings LLC, has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and provide direct broadcast satellite service (see Note 8).  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including the VOOM 21 high definition channels, and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

NOTE 2.                                                 BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all the information and notes required for complete financial statements.

The financial statements as of and for the three months ended March 31, 2005 and 2004 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim period are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s and CSC Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

NOTE 3.                                                 RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  In addition, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida and certain assets of the Rainbow DBS distribution business have been classified in the condensed consolidated balance sheets as assets and liabilities held for sale for all periods presented.  The operating results of these businesses have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

NOTE 4.                                                 COMPREHENSIVE LOSS

The comprehensive loss, net of tax, for the three months ended March 31, 2005 and 2004 amounted to $117,264 and $119,980, respectively.

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

During the three months ended March 31, 2005 and 2004, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2005	2004
Non-Cash Investing and Financing Activities:
Capital lease obligations	$180	$—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	116,544	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	81,397	—

Supplemental Data:
Cash interest paid – continuing operations	161,582	164,839
Cash interest paid – discontinued operations	38	28
Income taxes paid (refunded), net	(1,599)	828

NOTE 7.                                                 TRANSACTIONS

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago and 50% of Fox Sports Net New England.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with Fox Sports Net and their advertising representation agreements with National Advertising Partners.

In connection with its December 2003 purchase of the interests that it did not own in Fox Sports Net Chicago and Fox Sports Net Bay Area, subsidiaries of Regional Programming Partners issued promissory notes in the aggregate amount of $150,000 to News Corporation.  As part of the restructuring, those promissory notes were contributed by News Corporation to Regional Programming Partners for no additional consideration and were cancelled without any payment being made on them.

Fox Sports Net and National Advertising Partners were owned 50% by the Company and 50% by News Corporation.  As a result of the restructuring, News Corporation now owns 100% of Fox Sports Net and National Advertising Partners, as well as Fox Sports Net Ohio and Fox Sports Net Florida.

The Company and News Corporation will continue to own 60% and 40%, respectively, of Fox Sports Net Bay Area through a separate partnership.  The Company will continue to manage that network.  In connection with the restructuring, Fox Sports Net Bay Area extended the terms of its long-term affiliation agreement with Fox Sports Net and its advertising representation agreement with National Advertising Partners.

The Company will account for this exchange in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions and, accordingly, the Company will record the transaction with News Corporation at fair value at the date of acquisition.  The estimated fair values are currently being evaluated and to the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.  In addition, the Company currently expects to record a gain in connection with this transaction in the second quarter of 2005.

See Note 8 for a discussion regarding an agreement to sell the Company’s Rainbow 1 direct broadcast satellite and Note 20 for a discussion of agreements relating to the Company's VOOM 21 channels.

NOTE 8.                                                 ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Fox Sports Net Ohio and Fox Sports Net Florida

As a result of the transaction discussed above in Note 7, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida, previously included in the Rainbow segment, have been classified in the condensed consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	March 31, 2005	December 31, 2004

Cash and cash equivalents	$108,947	$95,337
Accounts receivable, prepaid and other current assets	39,417	29,361
Property and equipment, net and other long term assets	7,554	8,153
Intangible assets, net	84,424	85,815
Total assets held for sale	$240,342	$218,666

Account payable and accrued expenses	$9,083	$6,479
Other current liabilities	6,375	989
Total liabilities held for sale	$15,458	$7,468

Rainbow DBS

In January 2005, the Company’s Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business.  On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar Communications Corp. for $200,000 in cash.  This transaction is expected to close following receipt of regulatory approvals.  In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar.  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shut down budget, net of March revenue earned and was required to provide to the Company cash or shares of the Company’s common stock in advance of the Company making those expenditures.  Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15,000 with the Company in accordance with the March 2005 agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS has been shut down.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations (see Note 20).  In connection with the shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs are currently estimated to range from $115,000 to $155,000.  The current estimated range of costs associated with our shut down and exit from the Rainbow DBS distribution business is based on facts and assumptions currently known to us, but actual future shut down and exit related costs may deviate from the current range of estimate and such deviations could be significant.  The estimated shut down costs do not include the settlement of liabilities of the Rainbow DBS distribution business recorded on our balance sheet at March 31, 2005 of $45,800.  The Company does not expect the shut down costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to Echostar for $200,000.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that is not used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him.  This estimated amount has been included in accounts payable to affiliates in the Company’s consolidated balance sheet at March 31, 2005. Cash which has been and will be used to fund the incremental costs of the Rainbow DBS distribution business, net of its revenue earned that reduced the amount Charles F. Dolan was required to fund in accordance with the March 2005 Agreement, has been recorded as a deemed net equity contribution.  Such amounts are estimates and subject to revision upon final analysis of such amounts.

Certain assets of the Rainbow DBS distribution business, previously included in the Rainbow DBS segment, have been classified as assets held for sale in the condensed consolidated balance sheets of the Company.  These assets relate to the satellite television business of Rainbow DBS.  The assets associated with the VOOM 21 HD programming of Rainbow DBS are included in the Company’s Rainbow segment. The Rainbow DBS assets held for sale consist of the following:

	March 31, 2005	December 31, 2004

Satellite and related assets	$197,734	$198,549
Equipment and other assets	20,865	19,637
Total assets held for sale	$218,599	$218,186

Discontinued Operations

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business have been classified as discontinued operations, net of taxes, in the condensed consolidated statements of operations for all periods presented. Operating results of discontinued operations for the three months ended March 31, 2005 and 2004 are summarized below:

	Three Months Ended March 31, 2005
	Fox Sports Net Florida and Fox Sports Net Ohio	Rainbow DBS Distribution Business	Total

Revenues, net	$40,018	$8,547	$48,565

Income (loss) before income taxes	$11,367	$(62,554)	$(51,187)
Income tax benefit (expense)	(4,694)	25,835	21,141

Net income (loss)	$6,673	$(36,719)	$(30,046)

	Three Months Ended March 31, 2004
	Fox Sports Net Florida and Fox Sports Net Ohio	Rainbow DBS Distribution Business	Total

Revenues, net	$40,581	$1,014	$41,595

Income (loss) before income taxes	$7,813	$(27,272)	$(19,459)
Income tax benefit (expense)	(3,282)	11,454	8,172

Net income (loss)	$4,531	$(15,818)	$(11,287)

During the three months ended March 31, 2004, the Company recorded an additional loss, net of taxes, in discontinued operations of approximately $810 that related to film asset adjustments that were finalized in connection with the sale of Bravo Company in December 2002.

NOTE 9.                                                 STOCK OPTION PLAN

The Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans.  The table below sets forth the pro forma net loss as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123.

	Three Months Ended March 31,
	2005	2004
Net loss:
Net loss, as reported	$(118,935)	$(119,980)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	9,002	6,381
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(10,138)	(7,498)
Pro forma net loss	$(120,071)	$(121,097)

Basic and diluted net loss per common share:
As reported	$(0.41)	$(0.42)
Pro forma	$(0.42)	$(0.42)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. No options were granted during the three months ended March 31, 2005 or during the three months ended March 31, 2004.

NOTE 10.              RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of Statement No. 123R will be suspended until January 1, 2006, for calendar year companies.  The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of Statement 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the three months ended March 31, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143.  The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event.  FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 is effective for the Company no later than December 31, 2005.  The Company has not yet determined the effect that the adoption will have on its financial position or results of operations.

NOTE 11.              COLLATERALIZED INDEBTEDNESS

In February 2005, the remaining collateralized indebtedness obligation relating to our AT&T Wireless shares was settled and accordingly, the balance sheet at March 31, 2005 reflects the reduction of collateralized indebtedness of $116,544, the reduction of prepaid forward contracts of $8,897 and the reduction of restricted cash of $108,647.  The Company received net cash proceeds of $1,000 upon settlement of this obligation.

In January and March 2005, certain monetization contracts relating to monetized shares of common stock of Charter Communications, Inc. and AT&T Corp. matured and the Company’s collateralized indebtedness obligations were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The balance sheet reflects the reduction of collateralized indebtedness of $42,676 and $38,721, respectively, a reduction in investment securities held as collateral of $2,998 and $21,551, respectively, and a reduction of $39,678 and $17,170, respectively, relating to prepaid forward contracts which had been pledged in settlement of the collateralized indebtedness.

NOTE 12.              INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2005 of $35,934 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4,004 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2004 of $50,228 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, state taxes and an increase to the valuation allowance of $1,468 relating to certain state net operating loss carry forwards.

NOTE 13.              RESTRUCTURING

The following table summarizes the accrued restructuring liability for continuing operations:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs
			Employee Severance	Employee Severance

Balance at December 31, 2004	$6,381	$30,233	$78	$1,333
Additional charges (credits)	(1,211)	351	234	236
Payments	(1,026)	(2,000)	(180)	(651)
Balance at March 31, 2005	$4,144	$28,584	$132	$918

During 2005, the Company recorded restructuring charges aggregating $996, associated with the elimination of certain positions in the Telecommunications Services and Madison Square Garden business units of the Company of which approximately $303 of these charges was paid as of March 31, 2005.

Restructuring expenses (credits) by segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Telecommunications Services	$1,122	$719
Rainbow	—	—
Madison Square Garden	366	3,244
All other	(882)	(1,173)
	$606	$2,790

NOTE 14.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Gross carrying amount of amortizable intangible assets
Affiliation agreements	$727,014	$729,093
Broadcast rights	99,646	101,205
Player contracts	3,195	3,195
Advertiser relationships	98,444	99,483
Other intangibles	119,407	112,589
	1,047,706	1,045,565

Accumulated amortization
Affiliation agreements	307,438	294,493
Broadcast rights	51,568	50,859
Player contracts	3,153	3,023
Advertiser relationships	23,046	21,282
Other intangibles	34,920	29,135
	420,125	398,792

Indefinite-lived intangible assets
Franchises	731,848	731,848
FCC licenses and other intangibles	9,652	7,278
Excess costs over the fair value of net assets acquired	1,446,294	1,446,294
	2,187,794	2,185,420

Total intangibles, net	$2,815,375	$2,832,193

Aggregate amortization expense
Three months ended March 31, 2005 and year ended December 31, 2004	$26,010	$93,153

Estimated amortization expense
Year ending December 31, 2005		$85,957
Year ending December 31, 2006		77,636
Year ending December 31, 2007		76,171
Year ending December 31, 2008		75,202
Year ending December 31, 2009		72,614

NOTE 15.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of certain employees other than those of the theater business.  The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
	(estimated)

Service cost	$6,468	$6,229
Interest cost	1,603	1,268
Expected return on plan assets	(2,083)	(1,520)

Net periodic benefit cost	$5,988	$5,977

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $26,000 to its Retirement Plan in 2005.  As of March 31, 2005, contributions of approximately $6,100 have been made.

NOTE 16.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks including the VOOM 21 high definition channels, and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.  Beginning in the first quarter of 2005, the VOOM 21 high definition channels have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment.  Prior period segment information has been reported on a comparable basis.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits).  Information as to the operations of the Company’s business segments is set forth below.

	Three Months Ended March 31,
	2005	2004
Revenues, net from continuing operations

Telecommunications Services	$851,146	$740,068
Rainbow	200,479	223,859
Madison Square Garden	179,493	204,517
All other	23,522	17,479
Intersegment eliminations	(41,442)	(39,353)
Total	$1,213,198	$1,146,570

Adjusted operating cash flow from continuing operations

Telecommunications Services	$325,393	$275,047
Rainbow	39,334	41,838
Madison Square Garden	3,259	(19,822)
All other	(14,293)	(24,174)
Total	$353,693	$272,889

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2005	2004
Revenues, net from continuing operations

Total revenue for reportable segments	$1,231,118	$1,168,444
Other revenue and intersegment eliminations	(17,920)	(21,874)
Total consolidated revenue	$1,213,198	$1,146,570

Adjusted operating cash flow to loss from continuing operations before income taxes

Total adjusted operating cash flow for reportable segments	$367,986	$297,063
All other adjusted operating cash flow	(14,293)	(24,174)
Adjusted operating cash flow	353,693	272,889

Items excluded from adjusted operating cash flow:
Depreciation and amortization	(263,327)	(254,162)
Stock plan expense	(14,861)	(10,938)
Restructuring charges	(606)	(2,790)
Interest expense	(190,864)	(177,097)
Interest income	3,800	554
Equity in net loss of affiliates	(2,020)	(2,990)
Write-off of deferred financing costs	—	(1,187)
Gain (loss) on investments, net	(11,141)	14,622
Gain (loss) on derivative contracts, net	(1,632)	1,387
Minority interests	2,001	9,576
Miscellaneous, net	134	(539)
Loss from continuing operations before income taxes	$(124,823)	$(150,675)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States, primarily concentrated in the New York metropolitan area.

Concentrations and Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money markets funds or financial institutions that have received the highest rating awarded by S&P and Moody’s.  The Company had one customer that accounted for approximately 12% and 11% of the Company’s consolidated net trade receivable balances at March 31, 2005 and December 31, 2004, respectively, which exposes the Company to a concentration of credit risk.  Although this customer exceeded 10 percent of the Company’s consolidated net trade receivables, the Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 17.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents.  On December 13, 2004, plaintiffs filed a consolidated amended complaint.  The Company filed a motion to dismiss the amended complaint.  On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL has filed a motion to vacate the stay in the New York action, and has simultaneously filed a motion to intervene in the Delaware action and to stay that action.  The Company has opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On May 9, 2005, the court in the New York action ruled that it would keep the stay of the New York action in effect indefinitely as to the Company and its officer and director defendants.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

On November 14, 2003, American Movie Classics Company (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  The Company believes the notice was improper.  AMC is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties have filed motions for summary judgment, which were argued on April 15, 2005 and are pending.  The Company believes that Time Warner’s counterclaims are without merit and is contesting them vigorously.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  The Company believes that all the claims asserted by TW and the Committee are without merit and intends to contest them vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B Common Stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company has filed a motion to dismiss all claims asserted in the complaint.  The Company believes that these claims are without merit and is contesting them vigorously.

Madison Square Garden is a petitioner in a proceeding in the Supreme Court of the State of New York, County of New York entitled Madison Square Garden, L.P.  v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden seeks a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also seeks preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35,000 bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.  In July 2004, in connection with the Company’s response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements.  The staff of the Division of Enforcement of the Securities and Exchange Commission has contacted the Company to ask for additional information on these launch support, marketing and other payments.

NOTE 18.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	March 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,507,201	$2,507,201
Collateralized indebtedness	1,366,739	1,380,713
Senior notes and debentures	5,991,863	6,176,175
Senior subordinated notes and debentures	746,329	827,156
Notes payable	150,000	150,000
	$10,762,132	$11,041,245

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	5,991,564	6,374,401
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000
	$10,931,109	$11,433,458

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 19.              OTHER MATTERS

Effective September 16, 2004 the National Hockey League (“NHL”) commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players Association. The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  We can give no assurance as to when the labor dispute will be resolved and therefore cannot determine the full extent to which our 2005 operating results will be negatively impacted.  However, while a continued lockout could have a significant adverse impact on Madison Square Garden’s operating results, we do not believe it would have a significant adverse impact on the Company’s consolidated operating results.

NOTE 20.              SUBSEQUENT EVENTS

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM 21 high-definition television programming service.  Under those arrangements, EchoStar will initially distribute a portion of the Rainbow HD programming service and, beginning in 2006, if the contemplated transactions have been completed, will carry all 21 of the channels included in the Rainbow HD programming service.  In connection with the arrangements, EchoStar would be issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the 21 channels included in the Rainbow HD programming service, and that 20% interest would not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings.  The issuance of the 20% interest in Rainbow HD Holdings to EchoStar and EchoStar’s agreement to distribute all 21 of the channels included in the Rainbow HD programming service are subject to customary closing conditions, and the closing of the sale of the Company’s Rainbow 1 satellite to EchoStar.

Under the terms of our affiliation arrangements with EchoStar covering our VOOM 21 channels for a 15 year term, if we fail to invest $100,000 per year up to a maximum of $500,000 in the aggregate (which $100,000 amount may be reduced to no less than $38,000 if we decide in the future to reduce the number of channels) in the entity that owns and develops these channels, EchoStar may terminate the affiliation agreement.  We have the right to terminate the affiliation agreement if the VOOM 21 service is discontinued in the future.

Item 2.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include but are not limited to:

•                  the level of our revenues;

•                  video and high-speed data subscriber demand and growth;

•                  demand for and growth of our digital cable, high-speed data and VoIP services, which are impacted by competition from other services and the other factors set forth below;

•                  the cost of programming and industry conditions;

•                  the regulatory environment in which we operate;

•                  developments in the government investigations relating to improper expense recognition;

•                  the outcome of litigation and other proceedings, including the matters described under “Legal Matters”;

•                  general economic conditions in the areas in which we operate;

•                  demand for advertising time and space;

•                  our ability to obtain programming for our programming business and maintain and renew affiliation agreements for those businesses;

•                  the level of capital expenditures;

•                  the level of our expenses;

•                  pending and future acquisitions and dispositions of assets, including the sale of Rainbow 1 to a subsidiary of EchoStar;

•                  the demand for our VOOM HD programming among other cable television and satellite providers;

•                  market demand for new services;

•                  whether any pending uncompleted transactions, are completed on the terms and at the times set forth (if at all);

•                  the level of exit costs we will incur in shutting down the Rainbow DBS distribution business;

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

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include cable television programming, as well as, in many cases, equipment rental, pay-per-view and video on demand charges, high-speed data and voice services.  Revenue increases are derived from increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe and additional services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available to cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

By far the most serious challenge we face in our provision of cable television video services, which accounted for 49% of our consolidated revenues for the three months ended March 31, 2005, comes from competition from the direct broadcast satellite business. There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We intend to compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as interactive gaming and video on demand.

Our high-speed data services business, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2005, faces competition from DSL providers.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  In addition, with 48% of our basic subscribers now subscribing to our high-speed data service, opportunities to expand that base at the current pace may be limited.  The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

Our consumer voice offering is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and differing regulatory alternatives will be considered, including increased regulation, which may affect our competitive position.

Telephone companies continue to begin construction of fiber-based systems designed to provide video programming and other services in parts of our service area and to announce plans for construction in additional parts.

Lightpath, our commercial telephone and broadband business, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies – both incumbent local exchange companies, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Lightpath may be impaired.

Rainbow

In our Rainbow segment, which accounted for 17% of our consolidated revenues for the three months ended March 31, 2005, we earn revenues in two principal ways.  First, we receive affiliate fee payments from operators of cable television systems and direct broadcast satellite operators.  These revenues are earned under multi-year affiliation agreements with those companies.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks.  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable and satellite operators we have the right to sell a specific amount of advertising time on our programs.  Our advertising revenues are more variable than affiliate fees.  This is because most of our advertising is sold on a short-term basis, not under long-term contracts.  Our advertising revenues also vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of cable systems and satellite providers that carry our services and the number of subscribers to cable systems and satellite services that receive our programming.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than newer, less penetrated services.  In negotiating for increased carriage, we may be subject to requests by distributors to make upfront payments in exchange for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fee expenses, discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues through intensified marketing and by airing an increased number of minutes of national advertising but, ultimately, the level of our advertising revenues are directly related to the penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television operators and satellite providers.  This increased concentration increases the power of those operators and providers and could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those distributors greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration the potential impact of a loss of any one of our major affiliate relationships would be more significant.

In April 2005, the Company restructured its Regional Programming Partnership with various subsidiaries of News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company now also owns 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England.  The Company continues to own 60% of Fox Sports Net Bay Area.  In addition, the $150 million promissory notes payable to News Corporation were contributed by News Corporation to Regional Programming Partnership for no additional consideration and were cancelled without any payment being made on them.  In connection with the restructuring, the Company will no longer consolidate the operating results or the assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida.  The assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida are reflected on the Company’s consolidated balance sheets as assets held for sale and liabilities held for sale.  The operating results of these businesses, excluding certain allocations of general and administrative costs from the Company that will not be eliminated upon the sale of these businesses, have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Beginning in the first quarter of 2005, the VOOM 21 high definition channels have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment.  Prior period segment information has been reported on a comparable basis.

Madison Square Garden

Madison Square Garden, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2005, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”) and the New York Liberty of the Womens National Basketball Association), the MSG Networks sports programming business, and an entertainment business. It also operates the Madison Square Garden arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (entertainment venues), and faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at the entertainment venues, from food, beverage and merchandise sales at the venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by broadcasters and programming services that telecast events of sports teams which are under contract with MSG Networks.  MSG Networks carries Knicks and Ranger games, so that, like the rest of this segment, its performance is related to the performance of the teams.  All of these revenues are ultimately dependent upon the quality of our sporting and entertainment events.

Madison Square Garden’s short-term agreement with Time Warner, Inc. expired on March 7, 2005 and Time Warner had discontinued carriage of MSG Network and Fox Sports Net New York.  On May 9, 2005, Madison Square Garden and Time Warner reached a multiyear agreement for carriage of MSG Network, Fox Sports Net New York and three Fox Sports digital networks.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the team to build excitement among fans and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing the professional sports teams’ results of operations.

Effective September 16, 2004 the NHL commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players Association. The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  We can give no assurance as to when the labor dispute will be resolved and therefore cannot determine the full extent to which our 2005 operating results will be negatively impacted.  However, while a continued lockout could have a significant adverse impact on Madison Square Garden’s operating results, we do not believe it would have a significant adverse impact on the Company’s consolidated operating results.

The success of our MSG Networks sports programming business is affected by our ability to secure desired programming of a variety of professional sports teams in addition to our proprietary programming. The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising.  In the second quarter of 2004, the New York Mets’ gave notice of termination of their broadcast rights agreement with Madison Square Garden.  The termination of the rights agreement will be effective after the 2005 baseball season.

Our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as availability of, and our venues’ ability to attract, concerts, family shows and events.

The dependence of this segment’s revenues on its sports teams and Christmas shows make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Recent Transactions

The following transactions occurred during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2005  Transaction.  In February 2005, the Company and News Corporation agreed to restructure the Regional Programming Partnership.  As a result of closing the transaction in April 2005, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owns 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England and continues to own 60% of Fox Sports Net Bay Area.

2004 Transactions.  In 2004, Rainbow DBS invested approximately $85 million in exchange for a substantial interest in an entity that recently acquired licenses from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.

In July 2004, Northcoast Communications, a 49.9% owned subsidiary of the Company, completed its sale of its wholly-owned subsidiary, Cleveland PCS, to an unaffiliated entity.  The Company did not record any gain or loss in connection with the sale.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2005		2004		(Increase)
		% of Net		% of Net	Decrease
	Amount	Revenues	Amount	Revenues	in Net Loss
	(dollars in thousands)

Revenues, net	$1,213,198	100%	$1,146,570	100%	$66,628

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments))	554,474	46	591,873	52	37,399
Selling, general and administrative	319,892	26	292,746	26	(27,146)
Restructuring charges	606	—	2,790	—	2,184
Depreciation and amortization (including impairments)	263,327	22	254,162	22	(9,165)
Operating income	74,899	6	4,999	—	69,900
Other income (expense):
Interest expense, net	(187,064)	(15)	(176,543)	(15)	(10,521)
Equity in net loss of affiliates	(2,020)	—	(2,990)	—	970
Write-off of deferred financing costs	—	—	(1,187)	—	1,187
Gain (loss) on investments, net	(11,141)	(1)	14,622	1	(25,763)
Gain (loss) on derivative contracts, net	(1,632)	—	1,387	—	(3,019)
Minority interests	2,001	—	9,576	1	(7,575)
Miscellaneous, net	134	—	(539)	—	673
Loss from continuing operations before income taxes	(124,823)	(10)	(150,675)	(13)	25,852
Income tax benefit	35,934	3	50,228	4	(14,294)
Loss from continuing operations	(88,889)	(7)	(100,447)	(9)	11,558
Loss from discontinued operations, net of taxes	(30,046)	(2)	(12,097)	(1)	(17,949)
Loss before extraordinary item	(118,935)	(10)	(112,544)	(10)	(6,391)
Extraordinary loss on investment, net of taxes	—	—	(7,436)	(1)	7,436
Net loss	$(118,935)	(10)%	$(119,980)	(10)%	$1,045

Comparison of Three Months Ended March 31, 2005 Versus Three Months Ended March 31, 2004

Consolidated Results – Cablevision Systems Corporation

The individual line items discussed below do not reflect intersegment eliminations unless specifically indicated.

Revenues, net for the three months ended March 31, 2005 increased $66.6 million (6%) as compared to revenues for the same period in the prior year.  The net increase is attributable to the following:

(dollars in millions)

Increase in revenue from high-speed data and VoIP services	$67.7
Higher revenue per cable television subscriber attributable primarily to rate increases	32.4
Increase in AMC, IFC and WE revenues	8.8
Decrease in Madison Square Garden’s revenue	(25.0)
Decreased revenue in the other Rainbow programming services	(32.2)
Other net increases, net of intersegment eliminations	14.9
$66.6

Technical and operating expenses (excluding depreciation and amortization (including impairments)) include primarily:

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

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses.

Technical and operating expenses for the three months ended March 31, 2005 decreased $37.4 million (6%) compared to the same period in 2004.  The net decrease is attributable to the following:

(dollars in millions)

Decrease in Madison Square Garden's expenses	$(61.3)
Decrease in the Rainbow segment’s contractual rights, programming and production costs	(27.9)
Increase in network management and field service costs of the Telecommunications Services segment	14.1
Increase in programming costs of the Telecommunications Services segment	24.1
Increase in call completion costs related to the VoIP business of the Telecommunications Services segment	7.4
Other net increases, net of intersegment eliminations	6.2
$(37.4)

As a percentage of revenues, technical and operating expenses decreased 6% during the three months ended March 31, 2005 as compared to the same period in 2004.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers.  Selling, general and administrative expenses increased $27.1 million (9%) for the three months ended March 31, 2005 as compared to the same period in 2004.  The net increase is attributable to the following:

(dollars in millions)

Increase in sales and marketing costs	$16.5
Increase in customer service costs of the Telecommunications Services segment	10.2
Increase in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	3.9
Increase in general and administrative costs net of a decrease in costs relating to the investigation into improper expense recognition	4.4
Lower expenses relating to a long-term incentive plan	(7.3)
Other net decreases, net of intersegment eliminations	(0.6)
$27.1

As a percentage of revenues, selling, general and administrative remained constant for the three months ended March 31, 2005 as compared to the same period in 2004, including and excluding the effects of the stock plan.

Restructuring charges amounted to $0.6 million for the three months ended March 31, 2005 compared to $2.8 million for the three months ended March 31, 2004.  The 2005 charge relates to severance costs of $1.0 million, partially offset by a $0.4 million credit resulting from adjustments to provisions recorded in connection with previously announced restructuring plans.  The 2004 charge resulted from severance costs of $3.9 million, partially offset by a $1.1 million credit representing adjustments to provisions previously recorded in connection with the 2001 and 2002 restructuring plans.

Depreciation and amortization expense (including impairments) increased $9.2 million (4%) for the three months ended March 31, 2005 as compared to the same period in 2004.  The increase resulted primarily from depreciation of new fixed assets and an increase in amortization expense relating to other amortizable intangibles.

Net interest expense increased $10.5 million (6%) during the three months ended March 31, 2005 as compared to the same period in 2004.  The net increase was attributable to the following:

(dollars in millions)

Increase due to higher average debt balances and higher average interest rates	$53.7
Decrease in dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock due to their redemption in May 2004	(43.6)
Higher interest income	(3.2)
Other net increases	3.6
$10.5

Equity in net loss of affiliates decreased to $2.0 million in the three months ended March 31, 2005 from $3.0 million in the same period in 2004.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

Write-off of deferred financing costs of $1.2 million in 2004 consisted of costs written off in connection with amendments to, or termination of, certain of the Company’s credit agreements.

Gain (loss) on investments, net for the three months ended March 31, 2005 and 2004 of $(11.1) million and $14.6 million, respectively, consists of the net increase or decrease in the fair value of Charter Communications, Adelphia Communications, AT&T, Comcast, General Electric, and Leapfrog common stock.

Gain (loss) on derivative contracts, net for the three months ended March 31, 2005 and 2004 consists of the following:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Unrealized and realized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast, Charter Communications, General Electric Leapfrog and Adelphia Communications shares	$10.8	$(15.5)
Unrealized and realized gain (loss) on interest rate swap contracts	(12.4)	16.9
	$(1.6)	$1.4

Minority interests represent other parties’ shares of the net income (loss) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the three months ended March 31, 2005 and 2004 minority interests consists of the following:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
News Corporations’ 40% share of the net loss of Regional Programming Partners	$2.6	$9.8
Other	(0.6)	(0.2)
	$2.0	$9.6

Income tax benefit attributable to continuing operations of $35.9 million for the three months ended March 31, 2005 resulted primarily from the pretax loss, partially offset by the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4.0 million relating to certain state net operating loss carry forwards.  Income tax benefit of $50.2 million in the 2004 period resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, state taxes and an increase to the valuation allowance of $1.5 million relating to certain state net operating loss carry forwards.

Loss from discontinued operations, net of taxes for the three months ended March 31, 2005 and 2004 reflects the following items associated with assets held for sale:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Net operating results of the Rainbow DBS distribution business, net of taxes	$(36.7)	$(15.8)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	6.7	4.5
Loss on sale of Bravo programming service, net of taxes	—	(0.8)
	$(30.0)	$(12.1)

In connection with the shut down of the Rainbow DBS distribution business, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  See Note 8 of our condensed consolidated financial statements.

Extraordinary loss, net of income taxes of $7.4 million for the three months ended March 31, 2004 resulted from Rainbow DBS’s acquisition of DTV Norwich, LLC and represents the excess of the purchase price over fair market value of the acquired assets.

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into three segments:

•                  Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and our commercial data and voice services operations;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks, including the VOOM 21 high definition channels; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

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

	Three Months Ended March 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$851,146	100%	$740,068	100%
Technical and operating expenses (excluding depreciation and amortization)	359,412	42	308,507	42
Selling, general and administrative expenses	173,053	20	160,438	22
Restructuring charges	1,122	—	719	—
Depreciation and amortization	205,818	24	185,601	25
Operating income	$111,741	13%	$84,803	11%

Revenues for the three months ended March 31, 2005 increased $111.1 million (15%) as compared to revenues for the same period in the prior year.  The net increase is attributable to the following:

(dollars in millions)

Increase in revenue from high-speed data services and VoIP services	$67.7
Higher recurring revenue per cable television subscriber attributable primarily to rate increases	32.4
Other net increases	11.0
$111.1

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2005 increased $50.9 million (17%) compared to the same period in 2004.  The net increase is attributable to the following:

(dollars in millions)

Increase in programming costs	$24.1
Increase in network management and field service costs	14.1
Increase in call completion costs related to the VoIP business	7.4
Other net increases	5.3
$50.9

As a percentage of revenues, technical and operating expenses remained constant during the 2005 period as compared to the 2004 period.

Selling, general and administrative expenses increased $12.6 million (8%) for the three months ended March 31, 2005 as compared to the same period in 2004.  The net increase is attributable to the following:

(dollars in millions)

Increase in customer service costs	$10.2
Increase in sales and marketing costs	6.4
Increase in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	2.8
Other general and administrative cost decreases	(5.2)
Lower expenses relating to a long-term incentive plan	(0.8)
Other net decreases	(0.8)
$12.6

As a percentage of revenues, selling, general and administrative expenses decreased 2% for the three months ended March 31, 2005 as compared to the same period in 2004.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1% during the 2005 period as compared to the 2004 period.

Restructuring charges amounted to $1.1 million for the three months ended March 31, 2005 compared to $0.7 million in 2004.  The restructuring amounts are comprised primarily of new provisions associated with the elimination of positions, including severance and outplacement costs.

Depreciation and amortization expense increased $20.2 million (11%) for the three months ended March 31, 2005 as compared to the same period in 2004.  The increase resulted primarily from depreciation of new fixed assets, primarily subscriber devices and an increase in amortization expense relating to other amortizable intangibles.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Rainbow segment.

	Three Months Ended March 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$200,479	100%	$223,859	100%
Technical and operating expenses (excluding depreciation and amortization (including impairments))	80,384	40	108,248	48
Selling, general and administrative expenses	85,998	43	75,406	34
Depreciation and amortization (including impairments)	29,392	15	32,173	14
Operating income	$4,705	2%	$8,032	4%

Revenues, net for the three months ended March 31, 2005 decreased $23.4 million (10%) as compared to revenues for the same period in 2004.  Approximately $29.6 million of the decrease was due to lower revenues at Fox Sports Net Chicago as a result of the termination of distribution rights agreements with two major suppliers of professional sports content.  Fox Sports Net Bay Area’s net revenue decreased approximately $5.4 million due to the inclusion in the 2004 period of certain non-recurring revenue items.  Other revenue decreases aggregated $1.7 million.  These decreases were partially offset by an increase of approximately $8.2 million due to higher advertising revenue and an increase of approximately $5.1 million attributed primarily to growth in programming network subscribers.

Technical and operating expenses (excluding depreciation and amortization (including impairments)) for the three months ended March 31, 2005 decreased $27.9 million (26%) compared to the same period in 2004.  Approximately $23.9 million of the decrease resulted from Fox Sports Net Chicago’s termination of distribution rights agreements with two major suppliers.  The remaining decrease of $4.0 million resulted from decreases in programming and contractual costs, primarily relating to the VOOM 21 channels.  As a percentage of revenues, technical and operating expenses decreased 8% during the 2005 period as compared to the 2004 period.

Selling, general and administrative expenses increased $10.6 million (14%) for the three months ended March 31, 2005 as compared to the same period in 2004.  An increase of $3.6 million related to increased stock plan charges, an increase of $3.4 million resulted from higher sales, marketing and advertising costs, an increase of $2.6 million resulted from higher administrative costs net of a decrease in costs relating to the investigation into improper expense recognition, and an increase of $1.0 million resulted from charges related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses increased 9% in 2005 compared to 2004.  Excluding the effects of the stock plan, such expenses increased 7% as a percentage of revenue in the 2005 period as compared to the 2004 period.

Depreciation and amortization expense (including impairments) decreased $2.8 million (9%) for the three months ended March 31, 2005 as compared to the same period in 2004.  A decrease of approximately $3.1 million related to the amortization of acquired intangibles, primarily due to certain intangibles becoming fully amortized in 2004.  This decrease was partially offset by an increase of $0.3 million resulting from the depreciation of new fixed assets.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Three Months Ended March 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$179,493	100%	$204,517	100%
Technical and operating expenses (excluding depreciation and amortization)	134,877	75	196,141	96
Selling, general and administrative expenses	43,459	24	28,279	14
Restructuring charges	366	—	3,244	2
Depreciation and amortization	12,706	7	11,606	6
Operating loss	$(11,915)	(7)%	$(34,753)	(17)%

Revenues, net for the three months ended March 31, 2005 decreased $25.0 million (12%) as compared to revenues for the comparable period in 2004.  This decrease is attributable to the following:

(dollars in millions)
Decreases from:
Impact of National Hockey League cancellation of 2004/2005 season	$(40.8)
Increases from:
Higher Knicks related regular season revenues	6.4
Higher MSG Networks revenues due mostly to higher affiliate revenues, excluding the impact of the cancellation of the NHL 2004/2005 season discussed above	5.3
Net higher revenues from other events at Madison Square Garden and Radio City Music Hall	3.7
Other net increases	0.4
$(25.0)

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2005 decreased $61.3 million (31%) over the same 2004 period.  A decrease of $52.6 million was due to a reduction in costs attributable to the cancellation of the NHL 2004/2005 season and $17.2 million was due primarily to lower provisions for NBA luxury tax.  These decreases were partially offset by a net increase of $8.5 million due primarily to higher rights fees for MSG Networks and the increased costs associated with the higher revenues for other events at Madison Square Garden and Radio City Music Hall discussed above.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased $15.2 million (54%) as compared to the 2004 period due primarily to an increase in expenses related to employee related benefits, including stock and long term incentive plans and higher professional fees and other costs relating primarily to the Company’s efforts to acquire the development rights to the New York City Metropolitan Transit Authority’s Hudson Rail Yards and opposition to the proposal to build a stadium in Manhattan.

Restructuring charges of $0.4 million for the three months ended March 31, 2005 primarily represent charges recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions.  Restructuring charges of $3.2 million for the three months ended March 31, 2004 represent severance costs associated with the elimination of certain staff positions.

Depreciation and amortization expense for the three months ended March 31, 2005 increased $1.1 million (9%) as compared to the same period in 2004.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $194.6 million for the three months ended March 31, 2005 compared to $129.2 million for the three months ended March 31, 2004.  The 2005 cash provided by operating activities resulted primarily from $192.7 million of income before depreciation and amortization and non-cash items, a $16.7 million increase in accounts payable, and a $20.3 million decrease in current and other assets.  Partially offsetting these increases were decreases in cash resulting from a $17.1 million decrease in feature film rights payable, a $16.3 million increase in feature film inventory resulting from new film licensing agreements and a $1.7 million decrease in accrued and other liabilities.

The 2004 net cash provided by operating activities of $129.2 million resulted primarily from $138.1 million of income before depreciation and amortization and non-cash items, a $72.8 million increase in feature film rights payable, a $22.0 million increase in accounts payable, and a $10.5 million decrease in accounts receivable from affiliates. Partially offsetting these increases were decreases in cash resulting from a $103.2 million increase in feature film inventory, a $5.5 million increase in current and other assets and a $5.5 million decrease in accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2005 was $182.9 million compared to $227.6 million for the three months ended March 31, 2004.  The 2005 investing activities consisted of $173.2 million of capital expenditures, and other net cash payments aggregating $9.7 million.

The 2004 net cash used in investing activities of $227.6 million consisted of $139.5 million of capital expenditures, a payment for an acquisition of $84.7 million and other net cash payments aggregating $3.4 million.

Financing Activities

Net cash provided by financing activities amounted to $27.7 million for the three months ended March 31, 2005 compared to net cash used in financing activities of $28.7 million for the three months ended March 31, 2004.  In 2005, the Company’s financing activities consisted primarily of net proceeds from bank debt of $17.3 million and other net cash receipts of $10.4 million.

In 2004, the Company’s net cash used in financing activities of $28.7 million consisted primarily of net repayments of bank debt of $24.6 million and other net cash payments of $4.1 million.

Discontinued Operations

Net cash used in discontinued operations amounted to $57.4 million for the three months ended March 31, 2005 as compared to net cash provided by discontinued operations of $56.2 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

Cablevision has no operations independent of its subsidiaries.  Our outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion in debt securities.  Funding for the debt service requirements of our debt securities is provided by our subsidiary operations, as permitted by the covenants governing subsidiary credit agreements and public debt securities.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services.  The Company has also accessed the public debt markets for significant amounts of capital over the last several years and may utilize this market in future capital raising activity from time to time.

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures for continuing operations as of and for the three months ended March 31, 2005:

	Restricted Group	Rainbow National Services	Other Entities	Total
	(dollars in thousands)

Bank debt	$1,906,000	$600,000	$1,201	$2,507,201
Capital leases	4,051	2,803	61,202	68,056
Notes payable	—	—	150,000	150,000
Senior notes and debentures	4,193,858	298,005	1,500,000	5,991,863
Senior subordinated debentures	250,000	496,329	—	746,329
Collateralized indebtedness relating to stock monetizations	—	—	1,366,739	1,366,739
Total debt	$6,353,909	$1,397,137	$3,079,142	$10,830,188

Interest expense	$110,517	$29,121	$51,226	$190,864
Capital expenditures	$156,525	$36	$16,660	$173,221

Recent Events

Monetization Contract Maturities

During the first quarter, monetization contracts covering 1.9 million shares of our Charter Communications and 1.1 million shares of our AT&T Corp.  stock matured.  We settled our obligations under the related Charter Communications and AT&T collateralized indebtedness by delivering an equivalent number of Charter Communications and AT&T shares and the cash proceeds from the related equity derivative contracts.

In April 2005, monetization contracts covering 1.8 million shares of our Comcast stock matured.  We settled our obligations under the related collateralized indebtedness by delivering cash equal to the market value of the Comcast shares.  The cash was obtained from the proceeds of a new monetization contract covering an equivalent number of Comcast shares.  Terms of the new contracts are similar in all material respects to the contract that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

During the next twelve months, monetization contracts covering 4.4 million shares of AT&T stock, 7.2 million shares of Comcast stock, 1.0 million shares of Adelphia stock, and 3.1 million shares of Charter Communications stock also mature.  The Company intends to settle such transactions by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.

Regional Programming Partners Restructuring

In April 2005, the Company closed on its previously announced Regional Programming Partnership restructuring.  The Company now owns 100% of Madison Square Garden and Fox Sports Net Chicago and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company continues to own 60% of Fox Sports Net Bay Area.  At closing of the transaction, the $150 million notes payable to News Corporation were cancelled without any payments being made on them and Fox Sports Net Ohio and Fox Sports Net Florida were transferred with their respective cash on hand to News Corporation.  The assets and liabilities of these transferred businesses are reflected on the Company’s consolidated balance sheets as “assets held for sale” and “liabilities held for sale.”  The operating results of these businesses have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Restricted Group

CSC Holdings and those of its subsidiaries which conduct our cable television and high-speed data service operations as well as our commercial telephone and high-speed data service throughout the New York metropolitan area comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the public debt securities issued by both CSC Holdings and Cablevision.  As of March 31, 2005, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations, which encompassed approximately 2.98 million subscribers (including approximately 1.62 million digital video subscribers); our consumer high-speed data services operations, which encompassed approximately 1.44 million subscribers; and the commercial telephone and high-speed data services operations of Lightpath throughout the New York metropolitan area.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group and borrowings.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data, and voice; debt service, including distributions made to Cablevision to service interest expense on its public debt securities; other corporate expenses and changes in working capital; as well as discretionary investments that it may fund from time to time, including investments to fund certain Rainbow programming operations.  We currently expect that the net funding and investment requirements of the Restricted Group will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements for the next twelve months.

The Restricted Group credit facility is a $2.4 billion revolver that matures on June 30, 2006 with no interim commitment reductions.  As of April 21, 2005, total borrowings outstanding were $2,019.4 million, including $53.4 million reserved for letters of credit, with a resulting undrawn commitment of $380.6 million.  The credit facility is a direct obligation of CSC Holdings and is guaranteed by certain Restricted Group subsidiaries.

Principal financial covenants include (i) maximum total leverage ratio of 6.25 times cash flow (as defined based on the combined cash flow of the Restricted Group) through June 30, 2005, 5.75 times through December 31, 2005 and 5.50 times thereafter through June 30, 2006, and (ii) minimum ratios for cash flow to interest expense and cash flow to debt service expense.  These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds.  Additional covenants include limitations on liens and the issuance of additional indebtedness.  There are generally no restrictions on distributions or investments that the Restricted Group may make, provided it is in compliance with its financial covenants.  The Restricted Group was in compliance with all of its financial covenants as of March 31, 2005.

CSC Holdings, a member of the Restricted Group, has also issued senior and senior subordinated public debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1 and limitations on dividends and distributions.  The indentures governing the Cablevision debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on the same 9:1 debt to cash flow ratio.  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency.

Cablevision’s and CSC Holdings’ future access to the public debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In January 2005, Standard and Poor’s affirmed the Company’s credit ratings, removed all ratings from credit watch status, and assigned a “positive” outlook.  In March 2005, Standard and Poor’s lowered the outlook on the Company’s ratings to “developing” and affirmed all of the Company’s credit ratings.  Any downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact their ability to raise additional funds.

Rainbow National Services

Rainbow National Services LLC (“RNS”), our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE: Women’s Entertainment and IFC programming operations, generated positive cash from operations in 2004 and the first quarter of 2005.  Its cash, plus proceeds from borrowings available to it, may provide funding to other Rainbow developing programming services, including the VOOM 21 high definition channels, subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of these other Rainbow programming entities will be funded by cash on hand at Rainbow Media Enterprises LLC (“RME”) and distributions from RNS.  We believe that RME and RNS have sufficient liquidity and covenant availability to provide such funding for the next twelve months.

The RNS credit facility is a $950 million senior secured credit facility, comprised of a $600 million term loan and a $350 million undrawn revolving credit facility secured by the assets and common equity interests of AMC, WE and IFC and guaranteed by AMC, WE and IFC and Rainbow Programming Holdings, RNS’s direct parent.  The term loan requires quarterly amortization of 0.25% of the original outstanding balance beginning June 30, 2005 through March 31, 2011 and 23.50% of the original outstanding balance thereafter through maturity.  Outstanding borrowings under the facility were $600 million as of April 21, 2005, resulting in undrawn revolver commitments of $350 million.

Financial covenants include (i) a maximum total leverage ratio of 6.75 times cash flow (as defined based on the combined cash flows of AMC, WE and IFC) through December 31, 2006 with reductions thereafter, (ii) a maximum senior leverage of 5.0 times cash flow, reducing to 4.75 times on October 1, 2005 with further reductions thereafter, and (iii) minimum ratios for cash flow to interest expense and cash flow to debt service.  These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds available.  Additional covenants include limitations on liens, the issuance of additional indebtedness and distributions and investments.  Permitted distributions include (i) up to $150 million annually with a cumulative limit of $600 million to fund Rainbow DBS, including its VOOM 21 channels, and (ii) up to $50 million annually, with a cumulative limit of $200 million, for other general purposes, and (iii) subject to having a maximum ratio of total debt to cash flow of 5.0 times, distributions of up to $300 million from the proceeds of permitted future debt offerings. RNS was in compliance with all of its financial covenants as of March 31, 2005.

RNS’s notes outstanding consist of $300 million face amount of 8-3/4% senior notes due September 1, 2012, and $500 million face amount of 10-3/8% senior subordinated notes due September 1, 2014.  These issuances are guaranteed by substantially all of RNS’s subsidiaries.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 7:1, reducing to 6:1 after January 1, 2009, limitations on dividends and distributions and limitations on the ability to incur liens (as per the terms of the senior notes indenture).

RNS’s future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In August 2004, Moody’s and Standard & Poor’s assigned ratings to RNS’s senior secured credit facility and senior and senior subordinated notes.  In January 2005, Standard and Poor’s affirmed RNS’s credit ratings, removed all ratings from credit watch status, and assigned a “positive” outlook.  In March 2005, Standard and Poor’s lowered the outlook on RNS’s ratings to “developing” and affirmed all of RNS’s credit ratings.  Any future downgrade to RNS’s credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS’s ability to raise additional funds.

Commitments and Contingencies

As of March 31, 2005, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet decreased $248.3 million to $3,426.0 million as compared to $3,674.3 million outstanding at December 31, 2004.  The decrease represents primarily (i) sports programming rights relating to Fox Sports Net Florida and Fox Sports Net Ohio that were transferred to News Corporation in connection with the restructuring of Regional Programming Partners in April 2005 and (ii) payments made during the quarter on outstanding commitments.

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

As of March 31, 2005, the notional value of all such contracts was $450 million and the fair value of these derivative contracts was $11.6 million, a net payable position.  For the three months ended March 31, 2005, we recorded a net loss on interest swap contracts of $7.7 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of March 31, 2005, a net payable position	$(11,600)
Less: fair market value as of December 31, 2004	(4,051)
Change in fair market value, net	(7,549)
Plus: realized loss from cash interest expense	(131)

Net loss on interest rate swap contracts	$(7,680)

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, Charter Communications, General Electric, Leapfrog and 1.0 million shares of our Adelphia Communications common stock.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of March 31, 2005:

	AT&T	Comcast	Charter	General Electric	Adelphia	Total *
	(dollars in thousands)
Collateralized indebtedness (carrying value)	$(276,739)	$(509,003)	$(209,138)	$(314,029)	$(39,935)	$(1,348,844)

Collateralized indebtedness (fair value estimate)	$(282,753)	$(516,582)	$(212,332)	$(311,516)	$(39,935)	$(1,363,118)
Derivative contract	137,121	52,859	181,646	(102,524)	39,008	308,110
Investment securities pledged as collateral	144,864	483,676	14,898	459,478	242	1,103,158
Net excess (shortfall)	(768)	19,953	(15,788)	45,438	(685)	48,150
Value of prepaid swaps with cross-termination rights	(5,947)	(10,044)	—	—	—	(15,991)
Net excess (shortfall) including prepaid swaps	$(6,715)	$9,909	$(15,788)	$45,438	$(685)	$32,159

*                             Excludes Leapfrog monetization contract which is not expected to generate a shortfall due to the prepayment of interest.

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.  At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, Adelphia Communications, AT&T, Comcast, or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

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

All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of March 31, 2005, the fair value of our equity derivative contracts was $317.0 million, a net receivable position.  For the three months ended March 31, 2005, we recorded a net gain on all outstanding equity derivative contracts of $10.8 million.  We also recorded an unrealized loss on our holdings of the underlying stocks of $9.8 million for the three months ended March 31, 2005, as shown in the following table:

Fair Market Value of Equity Derivative Contracts

(dollars in thousands)

Fair market value as of December 31, 2004	$371,856
Change in fair value	10,845
Maturity of contracts	(65,744)
Fair market value as of March 31, 2005	$316,957

Unrealized loss on underlying stock positions due to changes in prevailing market conditions, net	$(9,833)

At March 31, 2005, the Company had outstanding prepaid interest rate swaps with a notional contract value of $1,010.9 million.  These swaps were entered into in connection with certain monetization contracts and require the Company to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction.  These swaps have maturities in 2005 and 2006 that coincide with the related prepaid equity forward maturities.  Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of March 31, 2005, the fair value of our prepaid interest rate derivative contracts was $44.0 million, a net liability position.  For the three months ended March 31, 2005, we recorded a net loss on such derivative contracts of $4.8 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of March 31, 2005	$(43,959)
Less: fair market value at December 31, 2004	(47,314)
Change in fair market value, net	3,355
Plus: realized loss resulting from net cash payments	(8,153)

Net loss on prepaid interest rate swap contracts	$(4,798)

Related Party Transactions

In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the agreement with EchoStar.  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  Cablevision agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shut down budget, net of March revenue earned and was required to provide to the Company cash or shares of the Company’s common stock in advance of the Company making those expenditures.

Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15 million with the Company in accordance with the agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS has been shut down.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations.

In connection with the shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs are currently estimated to range from $115 million to $155 million.  The current estimated range of costs associated with our shut down and exit from the Rainbow DBS distribution business is based on facts and assumptions currently known to us, but actual future shut down and exit related costs may deviate from the current range of estimate and such deviations could be significant.  The estimated shut down costs do not include the settlement of liabilities of the Rainbow DBS distribution business recorded on our balance sheet at March 31, 2005 of $45.8 million.  The Company does not expect the shut down costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to Echostar for $200 million.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that is not used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him.  This estimated amount has been included in accounts payable to affiliates in the Company’s consolidated balance sheet at March 31, 2005. Cash which has been and will be used to fund the incremental costs of the Rainbow DBS distribution business, net of its revenue earned that reduced the amount Charles F. Dolan was required to fund in accordance with the March 2005 Agreement, has been recorded as a deemed net equity contribution.  Such amounts are estimates and subject to revision upon final analysis of such amounts.

Recently Issued Accounting Standards

In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of Statement No. 123R will be suspended until January 1, 2006, for calendar year companies.  The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of Statement 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the three months ended March 31, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143.  The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 is effective for the Company no later than December 31, 2005.  The Company has not yet determined the effect that the adoption will have on its financial position or results of operations.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$753,542	$771,479
Restricted cash	35,133	144,444
Accounts receivable, trade (less allowance for doubtful accounts of $16,180 and $16,312)	353,284	378,936
Notes and other receivables	138,585	121,821
Investment securities	2,472	3,819
Prepaid expenses and other current assets	80,084	82,027
Feature film inventory, net	96,665	107,860
Deferred tax asset	108,225	124,528
Advances to affiliates	4,761	6,890
Investment securities pledged as collateral	391,565	327,180
Derivative contracts	210,380	193,682
Assets held for sale	458,941	124,698
Total current assets	2,633,637	2,387,364

Property, plant and equipment, net of accumulated depreciation of $4,830,581 and $4,676,327	3,946,419	4,013,814
Investments in affiliates	28,687	27,300
Investment securities pledged as collateral	720,674	819,441
Notes and other receivables	41,157	46,892
Derivative contracts	209,099	290,686
Other assets	65,251	72,230
Deferred tax asset	49,455	—
Long-term feature film inventory, net	353,609	350,472
Deferred carriage fees, net	103,854	108,233
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $362,159 and $348,375	467,696	485,118
Other intangible assets, net of accumulated amortization of $57,966 and $50,417	169,537	168,933
Excess costs over fair value of net assets acquired	1,446,294	1,446,294
Deferred financing and other costs, net of accumulated amortization of $63,949 and $60,697	101,093	103,719
Assets held for sale	—	312,154
	$11,068,310	$11,364,498

See accompanying notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities

Accounts payable	$361,884	$345,178
Accrued liabilities	819,722	879,079
Accounts payable to affiliates	5,762	869
Deferred revenue	86,072	122,297
Feature film and contract obligations	102,029	106,503
Liabilities under derivative contracts	13,765	12,775
Current portion of bank debt	7,201	5,387
Current portion of collateralized indebtedness	594,103	617,476
Current portion of capital lease obligations	10,368	11,581
Notes payable	150,000	—
Liabilities held for sale	15,458	7,468
Total current liabilities	2,166,364	2,108,613

Feature film and contract obligations	345,582	358,209
Deferred revenue	13,647	13,648
Deferred tax liability	—	19,668
Liabilities under derivative contracts	144,319	151,102
Other long-term liabilities	320,521	263,819
Bank debt	2,500,000	2,484,500
Collateralized indebtedness	772,636	935,951
Senior notes and debentures	4,491,863	4,491,564
Senior subordinated notes and debentures	746,329	746,231
Notes payable	—	150,000
Capital lease obligations	57,688	59,982
Deficit investment in affiliates	63,292	59,913
Minority interests	687,547	685,877
Total liabilities	12,309,788	12,529,077

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 6,429,987, shares issued and outstanding	64	64
Paid-in capital	2,297,318	2,274,294
Accumulated deficit	(3,536,596)	(3,435,002)
	(1,239,214)	(1,160,644)
Accumulated other comprehensive loss	(2,264)	(3,935)

Total stockholder’s deficiency	(1,241,478)	(1,164,579)
	$11,068,310	$11,364,498

See accompanying notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues, net	$1,213,198	$1,146,570

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments))	554,474	591,873
Selling, general and administrative	319,892	292,746
Restructuring charges	606	2,790
Depreciation and amortization (including impairments)	263,327	254,162
	1,138,299	1,141,571

Operating income	74,899	4,999

Other income (expense):
Interest expense	(161,322)	(177,097)
Interest income	3,800	554
Equity in net loss of affiliates	(2,020)	(2,990)
Write-off of deferred financing costs	—	(1,187)
Gain (loss) on investments, net	(11,141)	14,622
Gain (loss) on derivative contracts, net	(1,632)	1,387
Minority interests	2,001	9,576
Miscellaneous, net	134	(539)
	(170,180)	(155,674)

Loss from continuing operations before income taxes	(95,281)	(150,675)

Income tax benefit	23,733	50,228

Loss from continuing operations	(71,548)	(100,447)
Loss from discontinued operations, net of taxes	(30,046)	(12,097)

Loss before extraordinary item	(101,594)	(112,544)
Extraordinary loss on investment, net of taxes	—	(7,436)
Net loss	$(101,594)	$(119,980)

See accompanying notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(71,548)	$(100,447)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	263,327	254,162
Equity in net loss of affiliates	2,020	2,990
Minority interests	(2,001)	(9,576)
Loss (gain) on investments, net	11,141	(14,622)
Write-off of deferred financing costs	—	1,187
Gain on derivative contracts	(6,648)	(7,803)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	21,571	24,481
Compensation expense related to issuance of stock	7,851	12,336
Deferred income tax	(28,967)	(51,652)
Amortization and write-off of feature film inventory	24,317	27,039
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(24,272)	(8,347)
Net cash provided by operating activities	196,791	129,748

Cash flows from investing activities:
Capital expenditures	(173,221)	(139,503)
Payment for acquisitions	(4,231)	(84,738)
Proceeds from sale of equipment, net of costs of disposal	2,984	721
Decrease in investment securities and other investments	172	—
Decrease in restricted cash	663	—
Additions to other intangible assets	(9,192)	(4,104)
Increase in investments in affiliates, net	(28)	(14)
Net cash used in investing activities	(182,853)	(227,638)

Cash flows from financing activities:
Proceeds from bank debt	134,427	261,500
Repayment of bank debt	(117,113)	(286,102)
Net proceeds from settlement of collateralized indebtedness	1,000	—
Payments on capital lease obligations and other debt	(3,687)	(4,092)
Deemed net contribution from shareholder	10,863	—
Additions to deferred financing and other costs	(8)	(522)
Net cash provided by (used in) financing activities	25,482	(29,216)

Net effect of exchange rate changes on cash and cash equivalents	78	—
Net increase (decrease) in cash and cash equivalents from continuing operations	39,498	(127,106)

Net effect of discontinued operations on cash and cash equivalents	(57,435)	56,170

Cash and cash equivalents at beginning of year	771,479	230,001

Cash and cash equivalents at end of period	$753,542	$159,065

See accompanying notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                                                 BUSINESS

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and provide direct broadcast satellite service (see Note 8).  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks including the VOOM 21 high definition channels, and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

NOTE 2.                                                 BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all the information and notes required for complete financial statements.

The financial statements as of and for the three months ended March 31, 2005 and 2004 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim period are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

NOTE 3.                                                 RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  In addition, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida and certain assets of the Rainbow DBS distribution business have been classified in the condensed consolidated balance sheets as assets and liabilities held for sale for all periods presented.  The operating results of these businesses have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

NOTE 4.                                                 COMPREHENSIVE LOSS

The comprehensive loss, net of tax for the three months ended March 31, 2005 and 2004 amounted to $99,923 and $119,980, respectively.

NOTE 5.                                                 LOSS PER COMMON SHARE

Net loss per common share is not presented since the Company is a wholly-owned subsidiary of Cablevision.

NOTE 6.                                                 CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2005 and 2004, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2005	2004
Non-Cash Investing and Financing Activities:
Capital lease obligations	$180	$—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	116,544	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	81,397	—

Supplemental Data:
Cash interest paid – continuing operations	$161,582	$164,839
Cash interest paid – discontinued operations	38	28
Income taxes paid (refunded), net	(1,599)	828

NOTE 7.                                                 TRANSACTIONS

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago and 50% of Fox Sports Net New England.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with Fox Sports Net and their advertising representation agreements with National Advertising Partners.

In connection with its December 2003 purchase of the interests that it did not own in Fox Sports Net Chicago and Fox Sports Net Bay Area, subsidiaries of Regional Programming Partners issued promissory notes in the aggregate amount of $150,000 to News Corporation.  As part of the restructuring, those promissory notes were contributed by News Corporation to Regional Programming Partners for no additional consideration and were cancelled without any payment being made on them.

Fox Sports Net and National Advertising Partners were owned 50% by the Company and 50% by News Corporation.  As a result of the restructuring, News Corporation now owns 100% of Fox Sports Net and National Advertising Partners, as well as Fox Sports Net Ohio and Fox Sports Net Florida.

The Company and News Corporation will continue to own 60% and 40%, respectively, of Fox Sports Net Bay Area through a separate partnership.  The Company will continue to manage that network.  In connection with the restructuring, Fox Sports Net Bay Area extended the terms of its long-term affiliation agreement with Fox Sports Net and its advertising representation agreement with National Advertising Partners.

The Company will account for this exchange in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions and, accordingly, the Company will record the transaction with News Corporation at fair value at the date of acquisition.  The estimated fair values are currently being evaluated and to the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.  In addition, the Company currently expects to record a gain in connection with this transaction in the second quarter of 2005.

See Note 8 for a discussion regarding an agreement to sell the Company’s Rainbow 1 direct broadcast satellite and Note 20 for a discussion of agreements relating to the Company's VOOM 21 channels.

NOTE 8.                                                 ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Fox Sports Net Ohio and Fox Sports Net Florida

As a result of the transaction discussed above in Note 7, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida, previously included in the Rainbow segment, have been classified in the condensed consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	March 31, 2005	December 31, 2004

Cash and cash equivalents	$108,947	$95,337
Accounts receivable, prepaid and other current assets	39,417	29,361
Property and equipment, net and other long term assets	7,554	8,153
Intangible assets, net	84,424	85,815
Total assets held for sale	$240,342	$218,666

Account payable and accrued expenses	$9,083	$6,479
Other current liabilities	6,375	989
Total liabilities held for sale	$15,458	$7,468

Rainbow DBS

In January 2005, the Company’s Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business.  On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar Communications Corp. for $200,000 in cash.  This transaction is expected to close following the receipt of regulatory approvals.  In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by Charles F. Dolan and Thomas C. Dolan would acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar.  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shut down budget, net of March revenue earned and was required to provide to the Company cash or shares of Cablevision’s common stock in advance of the Company making those expenditures.  Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15,000 with the Company in accordance with the March 2005 agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS has been shut down.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations (see Note 19).  In connection with the shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs are currently estimated to range from $115,000 to $155,000.  The current estimated range of costs associated with our shut down and exit from the Rainbow DBS distribution business is based on facts and assumptions currently known to us, but actual future shut down and exit related costs may deviate from the current range of estimate and such deviations could be significant.  The estimated shut down costs do not include the settlement of liabilities of the Rainbow DBS distribution business recorded on our balance sheet at March 31, 2005 of $45,800.  The Company does not expect the shut down costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to Echostar for $200,000.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that is not used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him.  This estimated amount has been included in accounts payable to affiliates in the Company’s consolidated balance sheet at March 31, 2005. Cash which has been and will be used to fund the incremental costs of the Rainbow DBS distribution business, net of its revenue earned that reduced the amount Charles F. Dolan was required to fund in accordance with the March 2005 Agreement, has been recorded as a deemed net equity contribution.  Such amounts are estimates and subject to revision upon final analysis of such amounts.

Certain assets of the Rainbow DBS distribution business, previously included in the Rainbow DBS segment, have been classified as assets held for sale in the condensed consolidated balance sheets of the Company.  These assets relate to the satellite television business of Rainbow DBS.  The assets associated with the VOOM 21 HD programming of Rainbow DBS are included in the Company’s Rainbow segment. The Rainbow DBS assets held for sale consist of the following:

	March 31, 2005	December 31, 2004

Satellite and related assets	$197,734	$198,549
Equipment and other assets	20,865	19,637
Total assets held for sale	$218,599	$218,186

Discontinued Operations

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business have been classified as discontinued operations, net of taxes, in the condensed consolidated statements of operations for all periods presented. Operating results of discontinued operations for the three months ended March 31, 2005 and 2004 are summarized below:

	Three Months Ended March 31, 2005
	Fox Sports Net Florida and Fox Sports Net Ohio	Rainbow DBS Distribution Business	Total

Revenues, net	$40,018	$8,547	$48,565

Income (loss) before income taxes	$11,367	$(62,554)	$(51,187)
Income tax benefit (expense)	(4,694)	25,835	21,141

Net income (loss)	$6,673	$(36,719)	$(30,046)

	Three Months Ended March 31, 2004
	Fox Sports Net Florida and Fox Sports Net Ohio	Rainbow DBS Distribution Business	Total

Revenues, net	$40,581	$1,014	$41,595

Income (loss) before income taxes	$7,813	$(27,272)	$(19,459)
Income tax benefit (expense)	(3,282)	11,454	8,172

Net income (loss)	$4,531	$(15,818)	$(11,287)

During the three months ended March 31, 2004, the Company recorded an additional loss, net of taxes, in discontinued operations of approximately $810 that related to film asset adjustments that were finalized in connection with the sale of Bravo Company in December 2002.

NOTE 9.                                                 RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of Statement No. 123R will be suspended until

January 1, 2006, for calendar year companies.  The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of Statement 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the three months ended March 31, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143.  The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 is effective for the Company no later than December 31, 2005.  The Company has not yet determined the effect that the adoption will have on its financial position or results of operations.

NOTE 10.                                          COLLATERALIZED INDEBTEDNESS

In February 2005, the remaining collateralized indebtedness obligation relating to our AT&T Wireless shares was settled and accordingly, the balance sheet at March 31, 2005 reflects the reduction of collateralized indebtedness of $116,544, the reduction of prepaid forward contracts of $8,897 and the reduction of restricted cash of $108,647.  The Company received net cash proceeds of $1,000 upon settlement of this obligation.

In January and March 2005, certain monetization contracts relating to monetized shares of common stock of Charter Communications, Inc. and AT&T Corp. matured and the Company’s collateralized indebtedness obligations were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The balance sheet reflects the reduction of collateralized indebtedness of $42,676 and $38,721, respectively, a reduction in investment securities held as collateral of $2,998 and $21,551, respectively, and a reduction of $39,678 and $17,170, respectively, relating to prepaid forward contracts which had been pledged in settlement of the collateralized indebtedness.

NOTE 11.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2005 of $23,733 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4,004 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2004 of $50,228 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of a non-deductible preferred stock dividends, state taxes and an increase to the valuation allowance of $1,468 relating to certain state net operating loss carry forwards.

NOTE 12.                                          RESTRUCTURING

The following table summarizes the accrued restructuring liability for continuing operations:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs
			Employee Severance	Employee Severance

Balance at December 31, 2004	$6,381	$30,233	$78	$1,333
Additional charges (credits)	(1,211)	351	234	236
Payments	(1,026)	(2,000)	(180)	(651)
Balance at March 31, 2005	$4,144	$28,584	$132	$918

During 2005, the Company recorded restructuring charges aggregating $996, associated with the elimination of certain positions in the Telecommunications Services and Madison Square Garden business units of the Company of which approximately $303 of these charges was paid as of March 31, 2005.

Restructuring expenses (credits) by segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Telecommunications Services	$1,122	$719
Rainbow	—	—
Madison Square Garden	366	3,244
All Other	(882)	(1,173)
	$606	$2,790

NOTE 13.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Gross carrying amount of amortizable intangible assets
Affiliation agreements	$727,014	$729,093
Broadcast rights	99,646	101,205
Player contracts	3,195	3,195
Advertiser relationships	98,444	99,483
Other intangibles	119,407	112,589
	1,047,706	1,045,565

Accumulated amortization
Affiliation agreements	307,438	294,493
Broadcast rights	51,568	50,859
Player contracts	3,153	3,023
Advertiser relationships	23,046	21,282
Other intangibles	34,920	29,135
	420,125	398,792

Indefinite-lived intangible assets
Franchises	731,848	731,848
FCC licenses and other intangibles	9,652	7,278
Excess costs over the fair value of net assets acquired	1,446,294	1,446,294
	2,187,794	2,185,420

Total intangibles, net	$2,815,375	$2,832,193

Aggregate amortization expense
Three months ended March 31, 2005 and year ended December 31, 2004	$26,010	$93,153

Estimated amortization expense
Year ending December 31, 2005		$85,957
Year ending December 31, 2006		77,636
Year ending December 31, 2007		76,171
Year ending December 31, 2008		75,202
Year ending December 31, 2009		72,614

NOTE 14.                                          BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of certain employees other than those of the theater business.  The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
	(estimated)

Service cost	$6,468	$6,229
Interest cost	1,603	1,268
Expected return on plan assets	(2,083)	(1,520)

Net periodic benefit cost	$5,988	$5,977

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $26,000 to its Retirement Plan in 2005.  As of March 31, 2005, contributions of approximately $6,100 have been made.

NOTE 15.                                          SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks including the VOOM 21 high definition channels, and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.  Beginning in the first quarter of 2005, the VOOM 21 high definition channels have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment.  Prior period segment information has been reported on a comparable basis.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits).  Information as to the operations of the Company’s business segments is set forth below.

	Three Months Ended March 31,
	2005	2004
Revenues, net from continuing operations

Telecommunications Services	$851,146	$740,068
Rainbow	200,479	223,859
Madison Square Garden	179,493	204,517
All other	23,522	17,479
Intersegment eliminations	(41,442)	(39,353)
Total	$1,213,198	$1,146,570

Adjusted operating cash flow from continuing operations

Telecommunications Services	$325,393	$275,047
Rainbow	39,334	41,838
Madison Square Garden	3,259	(19,822)
All other	(14,293)	(24,174)
Total	$353,693	$272,889

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2005	2004
Revenues, net from continuing operations

Total revenue for reportable segments	$1,231,118	$1,168,444
Other revenue and intersegment eliminations	(17,920)	(21,874)
Total consolidated revenue	$1,213,198	$1,146,570

Adjusted operating cash flow to loss from continuing operations before income taxes

Total adjusted operating cash flow for reportable segments	$367,986	$297,063
All other adjusted operating cash flow	(14,293)	(24,174)
Adjusted operating cash flow	353,693	272,889

Items excluded from adjusted operating cash flow:
Depreciation and amortization	(263,327)	(254,162)
Stock plan expense	(14,861)	(10,938)
Restructuring charges	(606)	(2,790)
Interest expense	(161,322)	(177,097)
Interest income	3,800	554
Equity in net loss of affiliates	(2,020)	(2,990)
Write-off of deferred financing costs	—	(1,187)
Gain (loss) on investments, net	(11,141)	14,622
Gain (loss) on derivative contracts, net	(1,632)	1,387
Minority interests	2,001	9,576
Miscellaneous, net	134	(539)
Loss from continuing operations before income taxes	$(95,281)	$(150,675)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States, primarily concentrated in the New York metropolitan area.

Concentrations and Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money markets funds or financial institutions that have received the highest rating awarded by S&P and Moody’s.  The Company had one customer that accounted for approximately 12% and 11% of the Company’s consolidated net trade receivable balances at March 31, 2005 and December 31, 2004, respectively, which exposes the Company to a concentration of credit risk.  Although this customer exceeded 10 percent of the Company’s consolidated net trade receivables, the Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 16.                                          LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents.  On December 13, 2004, plaintiffs filed a consolidated amended complaint.  The Company filed a motion to dismiss the amended complaint.  On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL has filed a motion to vacate the stay in the New York action, and has simultaneously filed a motion to intervene in the Delaware action and to stay that action.  The Company has opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On May 9, 2005, the court in the New York action ruled that it would keep the stay of the New York action in effect indefinitely as to the Company and its officer and director defendants.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

On November 14, 2003, American Movie Classics Company (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  The Company believes the notice was improper.  AMC is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties have filed motions for summary judgment, which were argued on April 15, 2005 and are pending.  The Company believes that Time Warner’s counterclaims are without merit and is contesting them vigorously.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  The Company believes that all the claims asserted by TW and the Committee are without merit and intends to contest them vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B Common Stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company has filed a motion to dismiss all claims asserted in the complaint.  The Company believes that these claims are without merit and is contesting them vigorously.

Madison Square Garden is a petitioner in a proceeding in the Supreme Court of the State of New York, County of New York entitled Madison Square Garden, L.P.  v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden seeks a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also seeks preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35,000 bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.  In July 2004, in connection with the Company’s response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements.  The staff of the Division of Enforcement of the Securities and Exchange Commission has contacted the Company to ask for additional information on these launch support, marketing and other payments.

NOTE 17.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	March 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,507,201	$2,507,201
Collateralized indebtedness	1,366,739	1,380,713
Senior notes and debentures	4,491,863	4,656,175
Senior subordinated notes and debentures	746,329	827,156
Notes payable	150,000	150,000
	$9,262,132	$9,521,245

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	4,491,564	4,806,901
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000
	$9,431,109	$9,865,958

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 18.                                          OTHER MATTERS

Effective September 16, 2004 the National Hockey League (“NHL”) commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players Association. The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  We can give no assurance as to when the labor dispute will be resolved and therefore cannot determine the full extent to which our 2005 operating results will be negatively impacted.  However, while a continued lockout could have a significant adverse impact on Madison Square Garden’s operating results, we do not believe it would have a significant adverse impact on the Company’s consolidated operating results.

NOTE 19.                                          SUBSEQUENT EVENTS

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM 21 high-definition television programming service.  Under those arrangements, EchoStar will initially distribute a portion of the Rainbow HD programming service and, beginning in 2006, if the contemplated transactions have been completed, will carry all 21 of the channels included in the Rainbow HD programming service.  In connection with the arrangements, EchoStar would be issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the 21 channels included in the Rainbow HD programming service, and that 20% interest would not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings. The issuance of the 20% interest in Rainbow HD Holdings to EchoStar and EchoStar’s agreement to distribute all 21 of the channels included in the Rainbow HD programming service are subject to customary closing conditions, and the closing of the sale of the Company’s Rainbow 1 satellite to EchoStar.

Under the terms of our affiliation arrangements with EchoStar covering our VOOM 21 channels for a 15 year term, if we fail to invest $100,000 per year up to a maximum of $500,000 in the aggregate (which $100,000 amount may be reduced to no less than $38,000 if we decide in the future to reduce the number of channels) in the entity that owns and develops these channels, EchoStar may terminate the affiliation agreement.  We have the right to terminate the affiliation agreement if the VOOM 21 service is discontinued in the future.

Item 2.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for interest expense of $29.5 million for the three months ended March 31, 2005, and the related tax benefit of $12.2 million, relating to $1.5 billion of Cablevision senior notes issued in April 2004 included in the Cablevision consolidated statements of operations.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.