Form 10-Q
period 2005-06-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2005-08-09
CIK 784681, 1053112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Number of shares of common stock outstanding as of August 5, 2005:

Cablevision NY Group Class A Common Stock -	224,318,109
Cablevision NY Group Class B Common Stock -	64,160,264
CSC Holdings, Inc. Common Stock -	6,429,987

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

As of June 30, 2005, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,027.9 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $102.8 million.  As of June 30, 2005, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $342.6 million, a net receivable position.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract as of June 30, 2005 are summarized in the following table:

	# of Shares		Hedge Price	Cap Price **
Security	Deliverable	Maturity	per Share*	Low	High

Comcast	3,558,500	2005	$31.93 - $38.47	$39.59	$63.91
	7,159,206	2006
	3,600,706	2008

AT&T	2,200,000	2005	$34.39 - $42.08	$51.24	$61.21
	4,426,093	2006

Charter Communications	5,586,687	2006	$22.35 - $22.92	$34.75	$38.33
	3,724,460	2007

General Electric	12,742,033	2006	$23.14 - $25.67	$27.76	$30.81

Adelphia Communications	1,010,000	2005	$39.04 - $40.04	$62.57	$63.57

Leapfrog	800,000	2007	$23.55 - $24.55	$29.87	$30.87

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

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2005, the fair value of our fixed rate debt of $7,426.2 million exceeded its carrying value of $7,378.6 million by approximately $47.6 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2005 would increase the estimated fair value of our fixed rate debt by approximately $287.4 million to $7,713.6 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of June 30, 2005, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450 million. As of June 30, 2005, the fair market value and carrying value of these interest rate swap contracts was approximately $5.0 million, a net payable position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2005 prevailing levels would increase the fair value of these contracts to a net liability of $15.6 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $904.7 million entered into in connection with our monetization transactions.  As of June 30, 2005, such contracts had a fair market value and carrying value of $33.9 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2005 prevailing levels would increase the fair market value of our liabilities under derivative contracts by approximately $5.5 million to a liability of $39.4 million.

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

Management’s Report on Internal Control Over Financial Reporting

During the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action.  The Company opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

On November 14, 2003, American Movie Classics Company LLC (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  AMC sought a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties filed motions for summary judgment.  On July 8, 2005, the trial court granted Time Warner’s summary judgment motion as to liability (reserving the issue of damages for trial) and as to its right to a declaration that it may terminate the affiliation agreement, and the court dismissed AMC’s complaint.  On July 28, 2005, the parties informed the court that they had reached a settlement in principle of the case.  The court directed the parties to appear for a conference on September 12, 2005 if the settlement has not been documented by that date.  The parties are currently working on finalizing and documenting the settlement agreement.  No assurance can be given that a settlement agreement will be finalized.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457,000.  Also in

February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858,000, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages. On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint.  The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  The complaints allege breaches of fiduciary duty by the Company’s directors for proposing and/or approving the transactions contemplated by the Dolan Family Group proposal letter dated June 19, 2005.  The complaints request injunctive relief to prevent consummation of the proposed transactions and unspecified damages.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, Rand Araskog, Frank Biondi, John Malone and Leonard Tow.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with Messrs. Araskog, Biondi, Malone and Tow, wrongfully interfered with the Board’s role in managing the affairs of Cablevision.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company has filed a motion to dismiss all claims asserted in the complaint.  On July 27, 2005, the court issued an order allowing certain limited discovery and requesting supplemental briefing on the defendants’ motion to dismiss.  The Company believes that these claims are without merit and is contesting them vigorously.

Madison Square Garden is a petitioner in a proceeding in the Supreme Court of the State of New York, County of New York entitled Madison Square Garden, L.P.  v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden sought a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also sought preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35 million collateralized bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.  On June 2, 2005, the trial court denied the requested relief and dismissed the proceeding.  On June 23, 2005, the Appellate Division, First Department, affirmed that dismissal.  Madison Square Garden has filed a petition for review by the New York Court of Appeals.

Accounting Related Investigations

The improper expense recognition previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  The Securities and Exchange Commission is also continuing to investigate the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

Item 4.                                     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 19, 2005.  The following matters were voted upon at the Company’s Annual Meeting of Stockholders:

Election of Directors:

Class A Directors:

Charles D. Ferris:	For:	149,218,065
	Votes withheld:	41,160,750

Richard H. Hochman:	For:	184,418,798
	Votes withheld:	5,960,017

Victor Oristano:	For:	185,904,468
	Votes withheld:	4,474,347

Thomas V. Reifenheiser:	For:	187,130,772
	Votes withheld:	3,248,043

Vice Admiral John R. Ryan USN (Ret.):	For:	185,576,629
	Votes withheld:	4,802,186

Vincent Tese:	For:	185,398,193
	Votes withheld:	4,980,622

Class B Directors:

Charles F. Dolan	Marianne Dolan Weber	For:	657,057,420
James L. Dolan	Rand V. Araskog	Votes withheld:	-0-
Patrick F. Dolan	Brian G. Sweeney
John C. Malone	Leonard Tow
Frank J. Biondi

Each of the above nominees for election by the Class B common stockholders received the same vote as indicated above.

Ratification and approval of KPMG LLP

Class A Common Stock:	For:	188,730,946
	Against:	1,505,483
	Abstain:	142,386

Class B Common Stock:	For:	657,057,420
	Against:	-0-
	Abstain:	-0-

Item 6.                                     Exhibits

(a)                                  Exhibits.

31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	August 9, 2005		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	August 9, 2005	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

INDEX TO FINANCIAL STATEMENTS

Page
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004	I-1

	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	I-3

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004 (unaudited)	I-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	I-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	I-26

CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004	II-1

	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	II-3

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004 (unaudited)	II-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	II-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-25

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$217,405	$771,479
Restricted cash	74,562	144,444
Accounts receivable, trade (less allowance for doubtful accounts of $18,003 and $16,312)	382,754	378,936
Notes and other receivables	96,621	121,872
Investment securities	1,056	3,819
Prepaid expenses and other current assets	79,421	82,027
Feature film inventory, net	100,137	107,860
Deferred tax asset	124,918	124,528
Advances to affiliates	1,508	1,308
Investment securities pledged as collateral	456,244	327,180
Derivative contracts	251,784	193,682
Assets held for sale	218,643	124,698
Total current assets	2,005,053	2,381,833

Property, plant and equipment, net of accumulated depreciation of $5,061,881 and $4,676,327	3,928,826	4,013,814
Investments in affiliates	31,277	27,300
Investment securities pledged as collateral	570,702	819,441
Notes and other receivables	41,892	46,892
Derivative contracts	176,261	290,686
Other assets	77,112	72,230
Deferred tax asset	—	17,049
Long-term feature film inventory, net	377,166	350,472
Deferred carriage fees, net	99,805	108,233
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $315,868 and $348,375	553,533	485,118
Other intangible assets, net of accumulated amortization of $54,803 and $50,417	401,285	168,933
Excess costs over fair value of net assets acquired	989,594	1,446,294
Deferred financing and other costs, net of accumulated amortization of $74,196 and $64,307	126,634	132,225
Assets held for sale	—	312,154
	$10,110,988	$11,404,522

See accompanying notes to
condensed consolidated financial statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)

(Dollars in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$324,805	$345,178
Accrued liabilities	923,634	904,526
Accounts payable to affiliates	6,590	869
Deferred revenue	105,303	122,297
Feature film and contract obligations	99,972	106,503
Liabilities under derivative contracts	39,202	12,775
Current portion of bank debt	1,429,808	5,387
Current portion of collateralized indebtedness	663,453	617,476
Current portion of capital lease obligations	9,224	11,581
Notes payable	10,466	—
Liabilities held for sale	—	7,468
Total current liabilities	3,612,457	2,134,060

Feature film and contract obligations	361,376	358,209
Deferred revenue	13,198	13,648
Deferred tax liability	102,503	—
Liabilities under derivative contracts	85,145	151,102
Other long-term liabilities	312,155	263,819
Bank debt	592,500	2,484,500
Collateralized indebtedness	659,643	935,951
Senior notes and debentures	5,992,162	5,991,564
Senior subordinated notes and debentures	746,426	746,231
Notes payable	7,467	150,000
Capital lease obligations	55,554	59,982
Deficit investment in affiliates	—	59,913
Minority interests	51,551	685,877
Total liabilities	12,592,137	14,034,856

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 246,104,780 and 243,802,249 shares issued and 224,288,553 and 221,986,022 shares outstanding	2,461	2,438
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 64,160,264 and 65,817,742 shares issued and outstanding	642	658
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,219,680	1,175,319
Accumulated deficit	(3,341,978)	(3,445,064)
	(2,119,195)	(2,266,649)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(2,204)	(3,935)
Total stockholders’ deficiency	(2,481,149)	(2,630,334)
	$10,110,988	$11,404,522

See accompanying notes to

condensed consolidated financial statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net	$1,231,967	$1,163,582	$2,445,165	$2,310,152

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments) shown below)	517,868	505,349	1,072,342	1,097,222
Selling, general and administrative	330,672	289,152	650,564	581,898
Other operating income	—	(95,840)	—	(95,840)
Restructuring charges	152	599	758	3,389
Depreciation and amortization (including impairments)	275,698	266,113	539,025	520,275
	1,124,390	965,373	2,262,689	2,106,944

Operating income	107,577	198,209	182,476	203,208

Other income (expense):
Interest expense	(191,689)	(181,258)	(382,553)	(358,355)
Interest income	6,575	837	10,375	1,391
Equity in net income (loss) of affiliates	1,645	1,875	(375)	(1,115)
Write-off of deferred financing costs	—	(5,080)	—	(6,267)
Gain on sale of affiliate interests	65,483	—	65,483	—
Loss on investments, net	(66,006)	(30,808)	(77,147)	(16,186)
Gain (loss) on derivative contracts, net	66,167	(57,059)	64,535	(55,672)
Loss on extinguishment of debt	—	(72,495)	—	(72,495)
Minority interests	(1,809)	(48,536)	192	(38,960)
Miscellaneous, net	(245)	511	(111)	(28)
	(119,879)	(392,013)	(319,601)	(547,687)
Loss from continuing operations before income taxes	(12,302)	(193,804)	(137,125)	(344,479)
Income tax (expense) benefit	(5,786)	38,116	30,148	88,344
Loss from continuing operations	(18,088)	(155,688)	(106,977)	(256,135)
Income (loss) from discontinued operations, net of taxes	240,109	(31,423)	210,063	(43,520)
Income (loss) before extraordinary item	222,021	(187,111)	103,086	(299,655)
Extraordinary loss on investment, net of taxes	—	—	—	(7,436)
Net income (loss)	$222,021	$(187,111)	$103,086	$(307,091)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.06)	$(0.54)	$(0.37)	$(0.89)
Income (loss) from discontinued operations	$0.83	$(0.11)	$0.73	$(0.15)
Extraordinary loss	$—	$—	$—	$(0.03)
Net income (loss)	$0.77	$(0.65)	$0.36	$(1.07)
Weighted average common shares (in thousands)	288,143	287,004	288,000	286,923

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(106,977)	$(256,135)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	539,025	520,275
Other operating income	—	(41,788)
Equity in net loss of affiliates	375	1,115
Minority interests	(192)	38,960
Gain on sale of affiliate interests	(65,483)	—
Loss on investments, net	77,147	16,186
Write-off of deferred financing costs	—	6,267
Loss on early extinguishment of debt	—	772
Loss (gain) on derivative contracts	(81,462)	50,364
Amortization of deferred financing, discounts on indebtedness and other deferred costs	43,630	50,718
Compensation expense related to issuance of stock	17,348	19,745
Deferred income tax	(36,661)	(91,297)
Amortization and write-off of feature film inventory	52,490	52,622
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(27,688)	(113,444)
Net cash provided by operating activities	411,552	254,360

Cash flows from investing activities:
Capital expenditures	(353,518)	(322,619)
Payment for acquisitions	(4,231)	(84,738)
Proceeds from sale of equipment, net of costs of disposal	3,294	396
Decrease (increase) in investment securities and other investments	74	(150)
Increase in restricted cash, net	(38,766)	—
Additions to other intangible assets	(11,463)	(7,994)
Decrease (increase) in investments in affiliates, net	(58)	32,722
Net cash used in investing activities	(404,668)	(382,383)

Cash flows from financing activities:
Proceeds from bank debt	225,250	2,340,000
Repayment of bank debt	(692,442)	(2,281,665)
Issuance of common stock	10,545	3,036
Issuance of senior notes and debentures	—	2,000,000
Redemption of senior subordinated debentures	—	(350,000)
Redemption of preferred stock	—	(1,544,294)
Proceeds from collateralized indebtedness	118,397	—
Repayment of collateralized indebtedness	(118,397)	—
Net proceeds from settlement of collateralized indebtedness	1,000	—
Payments on capital lease obligations and other debt	(6,965)	(8,438)
Deemed net contribution from shareholder	9,822	—
Additions to deferred financing and other costs	(70)	(43,168)
Distributions to minority partners	(8,072)	(1,748)
Net cash provided by (used in) financing activities	(460,932)	113,723
Net effect of exchange rate changes on cash and cash equivalents	191	—
Net decrease in cash and cash equivalents from continuing operations	(453,857)	(14,300)
Net effect of discontinued operations on cash and cash equivalents	(100,217)	(22,043)
Cash and cash equivalents at beginning of year	771,479	230,001
Cash and cash equivalents at end of period	$217,405	$193,658

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                                                 BUSINESS

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service (see Note 8).  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment and the VOOM 21 high definition channels, and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

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

The financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Form 8-K filed on June 6, 2005.

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

NOTE 4.                                                 COMPREHENSIVE INCOME (LOSS)

The comprehensive income, net of tax, for the three and six months ended June 30, 2005 amounted to $222,081 and $104,817, respectively.  The comprehensive loss, net of tax, for the three and six months ended June 30, 2004 equals the net loss for the respective periods.

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

During the six months ended June 30, 2005 and 2004, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2005	2004
Non-Cash Investing and Financing Activities:
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$604,080	$—
Note payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	152,907	—
Capital lease obligations	180	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	116,544	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	120,897	—
Redemption of collateralized indebtedness with related prepaid forward contracts	13,713	—
Rights payments offset with repayment of a note receivable	15,161	—

Supplemental Data:
Cash interest paid – continuing operations	348,900	341,772
Cash interest paid – discontinued operations	71	178
Income taxes paid (refunded), net	(4,553)	4,191

NOTE 7.                                                 TRANSACTIONS

Regional Programming Partners Restructuring

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago and 50% of Fox Sports Net New England and therefore, no portion of the results of operations of these businesses is allocated to minority interests after the acquisition.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

In connection with its December 2003 purchase of the interests that it did not own in Fox Sports Net Chicago and Fox Sports Net Bay Area, subsidiaries of Regional Programming Partners issued promissory notes in the aggregate amount of $150,000 to News Corporation.  As part of the restructuring, those promissory notes and accrued interest of $2,907 were contributed by News Corporation to Regional Programming Partners for no additional consideration and were cancelled without any payment being made on them.

National Sports Partners and National Advertising Partners were owned 50% by the Company and 50% by News Corporation.  As a result of the restructuring, News Corporation now owns 100% of National

Sports Partners and National Advertising Partners, as well as 100% of Fox Sports Net Ohio and Fox Sports Net Florida.

The Company and News Corporation continue to own 60% and 40%, respectively, of Fox Sports Net Bay Area through a separate partnership.  The Company continues to manage that network.  In connection with the restructuring, Fox Sports Net Bay Area extended the terms of its long-term affiliation agreement with National Sports Partners and its advertising representation agreement with National Advertising Partners.

The Company has accounted for this exchange in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $265,549, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of $66,574 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of approximately $94,320 was allocated to specific assets and liabilities as follows:

	Useful Life
Land and development rights	Indefinite	$37,703
Property and equipment, net	2 to 30 years	12,687
Amortizable intangible assets:
Affiliate agreements	4 years	18,002
Affiliation relationships	24 years	86,061
Advertiser relationships	7 years	6,020
Season ticket holder relationships	12 to 15 years	73,326
Suite holder relationships	3 to 11 years	21,226
Indefinite-lived intangible assets:
Trademarks		54,030
Sports franchises		96,481
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		6,893
Unfavorable contracts		(45,896)
Net step-down to historical carrying values		$(94,320)

The above purchase price allocation was based on a preliminary valuation based on information currently available and, accordingly, is subject to future adjustment as more definitive information becomes available.

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, net loss, loss per share from continuing operations and net income (loss) per share of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2004, are as follows:

	Three Months Ended	Six Months Ended June 30,
	June 30, 2004	2005	2004

Revenues	$1,163,582	$2,445,165	$2,310,152
Loss from continuing operations	(160,472)	(116,780)	(270,108)
Net income (loss)	(191,895)	93,283	(313,628)
Basic and diluted loss per share from continuing operations	(0.56)	(0.41)	(0.94)
Basic and diluted net income (loss) per share	(0.67)	0.32	(1.09)

Agreements with EchoStar

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM 21 high-definition television programming service.  Under those arrangements, EchoStar will initially distribute a portion of the Rainbow HD programming service and, beginning in 2006, if the contemplated transactions have been completed, will carry all 21 of the channels included in the Rainbow HD programming service.  In connection with the arrangements, EchoStar would be issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the 21 channels included in the Rainbow HD programming service, and that 20% interest would not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings.  The issuance of the 20% interest in Rainbow HD Holdings to EchoStar and EchoStar’s agreement to distribute all 21 of the channels included in the Rainbow HD programming service are subject to customary closing conditions, and the closing of the sale of the Company’s Rainbow 1 satellite to EchoStar.  See Note 8 for a discussion regarding an agreement to sell the Company’s Rainbow 1 direct broadcast satellite.

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

NOTE 8.                                                 ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Fox Sports Net Ohio and Fox Sports Net Florida

As a result of the Regional Programming Partners restructuring in April 2005 discussed above in Note 7, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida, previously included in the Rainbow segment, have been classified in the condensed consolidated balance sheet as of December 31, 2004 as assets and liabilities held for sale and consist of the following:

December 31, 2004
Cash and cash equivalents	$95,337
Accounts receivable, prepaid and other current assets	29,361
Property and equipment, net and other long term assets	8,153
Intangible assets, net	85,815
Total assets held for sale	$218,666

Accounts payable and accrued expenses	$6,479
Other current liabilities	989
Total liabilities held for sale	$7,468

Rainbow DBS

In January 2005, the Company’s Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business.  On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar for $200,000 in cash.  This transaction is expected to close in the third quarter of 2005, subject to receipt of regulatory approvals.  In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar.  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shutdown budget, net of March revenue earned and was required to provide to the Company cash or shares of the Company’s common stock in advance of the Company making those expenditures.  Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15,000 with the Company in accordance with the March 2005 agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS has been shutdown.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations.  Subsequent to that date, the Company entered into agreements with EchoStar for the carriage of the VOOM 21 HD programming and for EchoStar’s investment in the VOOM 21 HD programming business.  The closing of the distribution and investment agreements are contingent upon the closing of the sale of the Rainbow 1 satellite to EchoStar (see Note 7).

In connection with the shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs, a portion of which are expected to be recognized subsequent to June 30, 2005, are currently estimated to range from $89,000 to $100,000.  As of June 30, 2005 the Company recognized costs of approximately $43,200 relating to the shutdown of which $16,200 have been paid and $27,000 are included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2005.  The Company does not expect the shutdown costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200,000.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him.  This estimated amount has been included in accounts payable to affiliates in the Company’s consolidated balance sheet at June 30, 2005.  Cash which has been used to fund the incremental costs of the Rainbow DBS distribution business, net of its revenue earned that reduced the amount Charles F. Dolan was required to fund in accordance with the March 2005 Agreement, has been recorded as a deemed net equity contribution.  As a result of the EchoStar agreements discussed above, costs associated with the VOOM 21 HD programming business have not been included in the incremental costs.  The total incremental costs are estimates and subject to revision upon final analysis of such amounts.

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

	June 30, 2005	December 31, 2004
Satellite and related assets	$197,734	$198,549
Equipment and other assets	20,909	19,637
Total assets held for sale	$218,643	$218,186

Discontinued Operations

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business have been classified as discontinued operations, net of taxes, in the condensed consolidated statements of operations for all periods presented. Operating results of discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized below:

	Three Months Ended June 30, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other	Total
Revenues, net	$—	$158	$3,441	$3,599
Income (loss) before income taxes	$454,443	$(47,231)	$4,256	$411,468
Income tax benefit (expense)	(188,938)	19,330	(1,751)	(171,359)
Net income (loss) including gain on restructuring of RPP of $265,549, and other gain of $2,520, net of taxes	$265,505	$(27,901)	$2,505	$240,109

	Six Months Ended June 30, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other	Total
Revenues, net	$40,018	$8,705	$3,441	$52,164
Income (loss) before income taxes	$465,810	$(109,785)	$4,256	$360,281
Income tax benefit (expense)	(193,632)	45,165	(1,751)	(150,218)
Net income (loss) including gain on restructuring of RPP of $265,549, and other gain of $2,520, net of taxes	$272,178	$(64,620)	$2,505	$210,063

	Three Months Ended June 30, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other (a)	Total
Revenues, net	$45,995	$2,687	$—	$48,682
Income (loss) before income taxes	$10,008	$(55,558)	$(6,105)	$(51,655)
Income tax benefit (expense)	(4,203)	23,335	1,100	20,232
Net income (loss)	$5,805	$(32,223)	$(5,005)	$(31,423)

	Six Months Ended June 30, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other (a)	Total
Revenues, net	$85,548	$3,701	$—	$89,249
Income (loss) before income taxes	$17,821	$(82,830)	$(7,501)	$(72,510)
Income tax benefit (expense)	(7,485)	34,789	1,686	28,990
Net income (loss)	$10,336	$(48,041)	$(5,815)	$(43,520)

(a)                      Adjustments relate to the transfer of the Company’s retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002.

NOTE 9.                                                 STOCK OPTION PLAN

The Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans.  The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
Net income (loss), as reported	$222,021	$(187,111)	$103,086	$(307,091)
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of taxes	10,467	(92)	19,469	6,289
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(11,202)	(1,326)	(21,341)	(8,824)
Pro forma net income (loss)	$221,286	$(188,529)	$101,214	$(309,626)

Basic net income (loss) per common share:
As reported	$0.77	$(0.65)	$0.36	$(1.07)
Pro forma	$0.77	$(0.66)	$0.35	$(1.08)

Diluted net income (loss) per common share:
As reported	$0.77	$(0.65)	$0.36	$(1.07)
Pro forma	$0.77	$(0.66)	$0.35	$(1.08)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. The following assumptions were used in calculating the fair values of options granted in 2005 and 2004:

	2005	2004
Assumptions:
Risk –free interest rate	3.8%	3.9%
Volatility	56.5%	57.3%
Dividend yield	0%	0%

Average fair value	$13.44	$11.24

NOTE 10.                                          RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the required effective date of Statement No. 123R will be suspended until January 1, 2006, for calendar year companies.  The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R, Share-Based Payments.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of Statement 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the three and six months ended June 30, 2005.

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  Opinion 20 previously required that such a change be reported as a change in accounting principle.  Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified and is effective for general partners in all other limited partnerships beginning January 1, 2006. The Company is currently evaluating existing relationships to determine the impact that EITF 04-5 may have on its results of operations and financial condition.

NOTE 11.                                          BANK DEBT AND COLLATERALIZED INDEBTEDNESS

The Restricted Group’s $2,400,000 credit facility matures on June 30, 2006.  Accordingly, the outstanding balance of $1,423,808 at June 30, 2005 has been reflected as a current liability in the Company’s condensed consolidated balance sheet.  The Company expects to be able to replace the existing credit facility prior to its maturity; however, if the facility cannot be renewed or extended, the Company will need significant amounts of funding to repay the obligations outstanding thereunder.  There is no assurance the Company will be able to refinance the facility on terms comparable to those of the existing facility.

In the first quarter of 2005, the remaining collateralized indebtedness obligation relating to our AT&T Wireless shares was settled and accordingly, the balance sheet reflects the reduction of collateralized indebtedness of $116,544, the reduction of prepaid forward contracts of $8,897 and the reduction of restricted cash of $108,647.  The Company received net cash proceeds of $1,000 upon settlement of this obligation.  In addition, monetization contracts relating to 1.9 million shares of common stock of Charter Communications, Inc. and 1.1 million shares of AT&T Corp. matured and the Company’s collateralized indebtedness obligations were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The balance sheet reflects the reduction of collateralized indebtedness of $81,397, a reduction in investment securities held as collateral of $24,549, and a reduction of $56,848 relating to prepaid forward contracts which had been pledged in settlement of the collateralized indebtedness.

In the second quarter of 2005, monetization contracts relating to 3.6 million shares of common stock of Comcast Corporation matured and the Company’s collateralized indebtedness obligations were settled by delivering cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts totaling $118,397 covering an equivalent number of Comcast shares.  The terms of the new contracts are similar in all material respects to the contract that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price. The balance sheet reflects the reduction of collateralized indebtedness of $132,110 and a reduction of $13,713 relating to prepaid forward contracts which had been pledged in settlement of the collateralized indebtedness.  In addition, the balance sheet reflects the incurrence of collateralized indebtedness of $118,397 related to the new contracts.  In addition, monetization contracts relating to 1.1 million shares of common stock of AT&T Corp. matured and the Company’s collateralized indebtedness obligations were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The balance sheet reflects the reduction of collateralized indebtedness of $39,500, a reduction in investment securities held as collateral of $20,702, and a reduction of $18,798 relating to prepaid forward contracts which had been pledged in settlement of the collateralized indebtedness.

NOTE 12.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the six months ended June 30, 2005 of $30,148 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4,504 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the six months ended June 30, 2004 of $88,344 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an increase in the valuation allowance of $3,136, and state taxes.

NOTE 13.                                          RESTRUCTURING

The following table summarizes the accrued restructuring liability for continuing operations:

	2001 Plan	2002 Plan		2003 Plan	2004 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs		Employee Severance	Employee Severance
Balance at December 31, 2004	$6,381	$30,233		$78	$1,333
Additional charges (credits)	(1,211)	350		234	236
Payments	(1,738)	(2,670)		(275)	(1,456)
Balance at June 30, 2005	$3,432	$27,913	(a)	$37	$113

(a)                                  In August 2005, the Company made a $25,000 payment to satisfy its required commitment with a supplier associated with the 2002 restructuring plan.

The cumulative amount of restructuring charges incurred by the Company for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	Total
Employee severance	$15,107	$19,585	$6,583	$5,977	$1,149	$48,401
Facility realignment and other costs	28,026	54,950	—	—	—	82,976
Cumulative restructuring charges incurred as of June 30, 2005	$43,133	$74,535	$6,583	$5,977	$1,149	$131,377

During 2005, the Company recorded restructuring charges aggregating $1,149, associated with the elimination of certain positions primarily in the Telecommunications Services and Madison Square Garden segments of which approximately $1,060 of these charges was paid as of June 30, 2005.

Restructuring charges (credits) by segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Telecommunications Services	$49	$(107)	$1,171	$612
Rainbow	103	(8)	103	(8)
Madison Square Garden	—	714	366	3,958
All other	—	—	(882)	(1,173)
	$152	$599	$758	$3,389

NOTE 14.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,653	$729,093
Broadcast rights and other agreements	86,748	104,400
Season ticket holder relationships	75,207	1,881
Suite holder relationships	21,226	—
Advertiser relationships	104,088	99,483
Other intangibles	86,992	110,708
	1,156,914	1,045,565

Accumulated amortization
Affiliation relationships and affiliate agreements	275,129	294,493
Broadcast rights and other agreements	40,739	53,882
Season ticket holder relationships	1,854	442
Suite holder relationships	833	—
Advertiser relationships	25,568	21,282
Other intangibles	26,548	28,693
	370,671	398,792

Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,481	—
FCC licenses and other intangibles	18,064	7,278
Trademarks	54,030	—
Excess costs over the fair value of net assets acquired	989,594	1,446,294
	1,890,017	2,185,420

Total intangibles, net	$2,676,260	$2,832,193

Aggregate amortization expense
Six months ended June 30, 2005 and year ended December 31, 2004	$55,710	$93,153

Estimated amortization expense
Year ending December 31, 2005		$98,106
Year ending December 31, 2006		94,635
Year ending December 31, 2007		93,168
Year ending December 31, 2008		90,725
Year ending December 31, 2009		84,256

The changes in the carrying amount of excess costs over the fair value of net assets acquired (“goodwill”) for the six months ended June 30, 2005 are as follows:

	Telecommunications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2004	$206,971	$1,152,131	$73,634	$13,558	$1,446,294
Adjustments to excess costs recorded in connection with the Regional Programming Partners restructuring	—	(460,853)	8,217	—	(452,636)
Reclassification of excess costs as a result of the Regional Programming Partners restructuring	—	19,279	(19,279)	—	—
Impairment loss	—	—	(4,963)	—	(4,963)
Other	—	—	—	899	899
Balance as of June 30, 2005	$206,971	$710,557	$57,609	$14,457	$989,594

See Note 7 for a discussion of changes to acquired intangible assets primarily as a result of the Regional Programming Partners restructuring.

NOTE 15.                                          BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of certain employees other than those of the theater business.  The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Service cost	$6,468	$6,234	$12,936	$12,468
Interest cost	1,603	1,269	3,206	2,538
Expected return on plan assets	(2,083)	(1,519)	(4,166)	(3,038)

Net periodic benefit cost	$5,988	$5,984	$11,976	$11,968

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $26,000 to its Retirement Plan in 2005.  As of June 30, 2005, contributions of approximately $13,000 have been made.

NOTE 16.                                          SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment and the VOOM 21 high definition channels, and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.  Beginning in the first quarter of 2005, the VOOM 21 high definition channels have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment which has been discontinued.  Prior period segment information has been reported on a comparable basis.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits), a non-GAAP measure.  Information as to the operations of the Company’s business segments is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net from continuing operations
Telecommunications Services	$895,296	$775,177	$1,746,442	$1,515,245
Rainbow	204,203	244,725	404,682	468,584
Madison Square Garden	151,565	165,820	331,058	370,337
All other	19,948	19,397	43,470	36,876
Intersegment eliminations	(39,045)	(41,537)	(80,487)	(80,890)
Total	$1,231,967	$1,163,582	$2,445,165	$2,310,152

Adjusted operating cash flow from continuing operations
Telecommunications Services	$354,196	$309,299	$679,589	$584,346
Rainbow	29,402	46,844	68,736	88,682
Madison Square Garden	29,765	119,866	33,024	100,044
All Other	(12,377)	(12,302)	(26,670)	(36,476)
Total	$400,986	$463,707	$754,679	$736,596

	June 30,	December 31,
	2005	2004
Assets
Telecommunications Services	$4,525,300	$4,575,985
Rainbow	2,285,838	3,078,389
Madison Square Garden	1,740,213	1,821,500
Corporate, other and intersegment eliminations	1,340,994	1,491,796
Assets held for sale	218,643	436,852
	$10,110,988	$11,404,522

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net from continuing operations
Total revenue for reportable segments	$1,251,064	$1,185,722	$2,482,182	$2,354,166
Other revenue and intersegment eliminations	(19,097)	(22,140)	(37,017)	(44,014)
Total consolidated revenues, net	$1,231,967	$1,163,582	$2,445,165	$2,310,152

Adjusted operating cash flow to income (loss) from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$413,363	$476,009	$781,349	$773,072
All other adjusted operating cash flow	(12,377)	(12,302)	(26,670)	(36,476)
Adjusted operating cash flow	400,986	463,707	754,679	736,596
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(275,698)	(266,113)	(539,025)	(520,275)
Stock plan income (expense)	(17,559)	1,214	(32,420)	(9,724)
Restructuring charges	(152)	(599)	(758)	(3,389)
Interest expense	(191,689)	(181,258)	(382,553)	(358,355)
Interest income	6,575	837	10,375	1,391
Equity in net income (loss) of affiliates	1,645	1,875	(375)	(1,115)
Write-off of deferred financing costs	—	(5,080)	—	(6,267)
Gain on sale of affiliate interests	65,483	—	65,483	—
Loss on investments, net	(66,006)	(30,808)	(77,147)	(16,186)
Gain (loss) on derivative contracts, net	66,167	(57,059)	64,535	(55,672)
Loss on extinguishment of debt	—	(72,495)	—	(72,495)
Minority interests	(1,809)	(48,536)	192	(38,960)
Miscellaneous, net	(245)	511	(111)	(28)
Loss from continuing operations before income taxes	$(12,302)	$(193,804)	$(137,125)	$(344,479)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States, primarily concentrated in the New York metropolitan area.

Concentrations and Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money markets funds or financial institutions that have received the highest rating awarded by S&P and Moody’s.  The Company had one customer that accounted for approximately 12% and 11% of the Company’s consolidated net trade receivable balances at June 30, 2005 and December 31, 2004, respectively, which exposes the Company to a concentration of credit risk.  Although this customer exceeded 10 percent of the Company’s consolidated net trade receivables, the Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action.  The Company opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

On November 14, 2003, American Movie Classics Company LLC (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  AMC sought a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties filed motions for summary judgment.  On July 8, 2005, the trial court granted Time Warner’s summary judgment motion as to liability (reserving the issue of damages for trial) and as to its right to a declaration that it may terminate the affiliation agreement, and the court dismissed AMC’s complaint.  On July 28, 2005, the parties informed the court that they had reached a settlement in principle of the case. The court directed the parties to appear for a conference on September 12, 2005 if the settlement has not been documented by that date.  The parties are currently working on finalizing and documenting the settlement agreement.  No assurance can be given that a settlement agreement will be finalized.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint.  The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  The complaints allege breaches of fiduciary duty by the Company’s directors for proposing and/or approving the transactions contemplated by the Dolan Family Group proposal letter dated June 19, 2005.  The complaints request injunctive relief to prevent consummation of the proposed transactions and unspecified damages.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, Rand Araskog, Frank Biondi, John Malone and Leonard Tow.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with Messrs. Araskog, Biondi, Malone and Tow, wrongfully interfered with the Board’s role in managing the affairs of Cablevision.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company has filed a motion to dismiss all claims asserted in the complaint.  On July 27, 2005, the court issued an order allowing certain limited discovery and requesting supplemental briefing on the defendants’ motion to dismiss.  The Company believes that these claims are without merit and is contesting them vigorously.

Madison Square Garden is a petitioner in a proceeding in the Supreme Court of the State of New York, County of New York entitled Madison Square Garden, L.P.  v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden sought a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also sought preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35,000 collateralized bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.  On June 2, 2005, the trial court denied the requested relief and dismissed the proceeding.  On June 23, 2005, the Appellate Division, First Department, affirmed that dismissal.  Madison Square Garden has filed a petition for review by the New York Court of Appeals.

Accounting Related Investigations

The improper expense recognition previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  The Securities and Exchange Commission is also continuing to investigate the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

NOTE 18.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	June 30, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,022,308	$2,022,308
Collateralized indebtedness	1,323,096	1,335,143
Senior notes and debentures	5,992,162	5,940,089
Senior subordinated notes and debentures	746,426	834,051
Notes payable	17,933	17,926
	$10,101,925	$10,149,517

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	5,991,564	6,374,401
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000
	$10,931,109	$11,433,458

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 19.                                          OTHER MATTERS

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro-rata distribution to all Company stockholders of Rainbow Media Holdings (which includes the Company’s programming operations and Madison Square Garden).  The Company’s Board of Directors appointed a special transaction committee of independent directors to review the proposal. The special transaction committee has retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.

Effective September 16, 2004 the National Hockey League (“NHL”) commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players’ Association (“NHL Players’ Association”). The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement ending the lockout.

NOTE 20.                                          SUBSEQUENT EVENTS

On July 29, 2005, the National Basketball Association (“NBA”) and the NBA Players Association entered into a new collective bargaining agreement (“CBA”).  Among other changes, the new CBA changed the way luxury tax on player salaries is calculated.  Under the expired CBA, if the relationship of league-wide player salaries exceeded a specified percentage of defined league-wide basketball related income (“BRI”), teams whose salaries exceeded a specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new agreement, teams will pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league wide player salaries to BRI.  While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35,000 in the prior year for the 2003-2004 season.  Based on the NBA’s new CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season and the amount ultimately paid could exceed the amount paid for the 2003-2004 season, depending on the actual players for whom the team will be responsible for paying such tax.  Madison Square Garden will begin to accrue its estimate for the luxury tax in the third or fourth quarter of 2005, depending upon which player contract it elects to include in the CBA’s one time luxury-tax “amnesty” program on or before August 15, 2005.

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

•                  developments in the government investigations relating to improper expense recognition and the timing of launch support, marketing and other payments under affiliation agreements;

•                  the outcome of litigation and other proceedings, including the matters described under “Legal Matters”;

•                  general economic conditions in the areas in which we operate;

•                  demand for advertising time and space;

•                  our ability to obtain programming for our programming businesses and maintain and renew affiliation agreements for those businesses;

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

•                  the outcome of the proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro-rata distribution to all Company stockholders of Rainbow Media Holdings;

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

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand charges, high-speed data and voice services.  Revenue increases are derived from increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe and additional services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available to cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

By far the most serious challenge we currently face in our provision of cable television video services, which accounted for 50% of our consolidated revenues for the six months ended June 30, 2005, comes from competition from the direct broadcast satellite business. There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We intend to compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as interactive gaming and video-on-demand.

Our high-speed data services business, which accounted for 15% of our consolidated revenues for the six months ended June 30, 2005, faces competition from DSL providers.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  In addition, with approximately 45% of our basic subscribers now subscribing to our high-speed data service, opportunities to expand that base at the current pace may be limited.  The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

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

Telephone companies continue constructing fiber-based systems designed to provide video programming and other services in parts of our service area and to announce plans for construction in additional parts. These companies are also beginning to provide voice and data services (but not video services) over some of these systems. With respect to video services, some telephone companies are pursuing franchises that would allow them to provide such services and advocating for legislation in certain jurisdictions to expedite the process.

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

Rainbow

In our Rainbow segment, which accounted for 17% of our consolidated revenues for the six months ended June 30, 2005, we earn revenues in two principal ways.  First, we receive affiliate fee payments from operators of cable television systems and direct broadcast satellite operators.  These revenues are earned under multi-year affiliation agreements with those companies.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks.  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable and satellite operators we have the right to sell a specific amount of advertising time on our programs.  Our advertising revenues are more variable than affiliate fees.  This is because most of our advertising is sold on a short-term basis, not under long-term contracts.  Our advertising revenues also vary based upon the popularity of our programming as measured by rating services.

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

In April 2005, the Company restructured its Regional Programming Partnership with various subsidiaries of News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company now also owns 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England.  The Company continues to own 60% of Fox Sports Net Bay Area.  In addition, the $150 million promissory notes payable to News Corporation and accrued interest of $3 million were contributed by News Corporation to Regional Programming Partnership for no additional consideration and were cancelled without any payment being made on them.  In connection with the restructuring, the Company will no longer consolidate the operating results or the assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida.  The assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida are reflected on the Company’s consolidated balance sheets as of December 31, 2004 as assets held for sale and liabilities held for sale.  The operating results of these businesses, excluding certain allocations of general and administrative costs from the Company that were not eliminated upon the sale of these businesses, have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Beginning in the first quarter of 2005, the VOOM 21 high definition channels have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment.  Prior period segment information has been reported on a comparable basis.

Refer to Note 7 to the Company’s consolidated financial statements for a discussion regarding agreements entered into with EchoStar relating to the launch and operation of the Company’s VOOM 21 high-definition channels.

Madison Square Garden

Madison Square Garden, which accounted for 14% of our consolidated revenues for the six months ended June 30, 2005, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”) and the New York Liberty of the Womens National Basketball Association), the MSG Networks sports programming business, and an entertainment business. It also operates the Madison Square Garden arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (entertainment venues), and faces competitive challenges unique to these activities. We derive revenues in this segment primarily from the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties. We also derive revenue from the sale of advertising at the entertainment venues, from food, beverage and merchandise sales at the venues and from the licensing of our trademarks. MSG Networks derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by broadcasters and programming services that telecast events of sports teams which are under contract with MSG Networks. MSG Networks carries Knicks and Ranger games, so that, like the rest of this segment, its performance is related to the performance of the teams. All of these revenues are ultimately dependent upon the quality of our sporting and entertainment events.

Madison Square Garden’s short-term agreement with Time Warner Cable, Inc. expired on March 7, 2005 and Time Warner Cable discontinued carriage of MSG Network and FSN New York at such time.  On May 9, 2005, Madison Square Garden and Time Warner Cable reached a multiyear agreement on key rate and positioning terms for carriage of MSG Network and FSN New York and the parties subsequently entered into definitive documentation reflecting such agreement.

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

Effective September 16, 2004 the NHL commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players’ Association (“NHL Players’ Association”). The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement ending the lockout.

On July 29, 2005, the NBA and the NBA Players Association entered into a new collective bargaining agreement (“CBA”).  Among other changes, the new CBA changed the way luxury tax on player salaries is calculated.  Under the expired CBA, if the relationship of league-wide player salaries exceeded a specified percentage of defined league-wide basketball related income (“BRI”), teams whose salaries exceeded a specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new agreement, teams will pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league wide player salaries to BRI.  While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35 million in the prior year for the 2003-2004 season.  Based on the NBA’s new CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season and the amount ultimately paid could exceed the amount paid for the 2003-2004 season, depending on the actual players for whom the team will be responsible for paying such tax.  Madison Square Garden will begin to accrue its estimate for the luxury tax in the third or fourth quarter of 2005, depending upon which player contract it elects to include in the CBA’s one time luxury-tax “amnesty” program on or before August 15, 2005.

The success of our MSG Networks sports programming business is affected by our ability to secure desired programming of a variety of professional sports teams, in addition to our proprietary programming. The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising. In the second quarter of 2004, the New York Mets’ gave notice of termination of their broadcast rights agreement with Madison Square Garden. The termination of the rights agreement will be effective after the 2005 baseball season.

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

2005 Transactions.  In February 2005, the Company and News Corporation agreed to restructure the Regional Programming Partnership.  As a result of closing the transaction in April 2005, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owns 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England and continues to own 60% of Fox Sports Net Bay Area.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2005		2004		(Increase)
		% of Net		% of Net	Decrease
	Amount	Revenues	Amount	Revenues	in Net Loss
	(dollars in thousands)
Revenues, net	$1,231,967	100%	$1,163,582	100%	$68,385

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments) shown below)	517,868	42	505,349	43	(12,519)
Selling, general and administrative	330,672	27	289,152	25	(41,520)
Other operating income	—	—	(95,840)	(8)	(95,840)
Restructuring charges	152	—	599	—	447
Depreciation and amortization (including impairments)	275,698	22	266,113	23	(9,585)
Operating income	107,577	9	198,209	17	(90,632)
Other income (expense):
Interest expense, net	(185,114)	(15)	(180,421)	(16)	(4,693)
Equity in net income (loss) of affiliates	1,645	—	1,875	—	(230)
Write-off of deferred financing costs	—	—	(5,080)	—	5,080
Gain on sale of affiliate interests	65,483	5	—	—	65,483
Loss on investments, net	(66,006)	(5)	(30,808)	(3)	(35,198)
Gain (loss) on derivative contracts, net	66,167	5	(57,059)	(5)	123,226
Loss on extinguishment of debt	—	—	(72,495)	(6)	72,495
Minority interests	(1,809)	—	(48,536)	(4)	46,727
Miscellaneous, net	(245)	—	511	—	(756)
Loss from continuing operations before income taxes	(12,302)	(1)	(193,804)	(17)	181,502
Income tax benefit (expense)	(5,786)	—	38,116	3	(43,902)
Loss from continuing operations	(18,088)	(1)	(155,688)	(13)	137,600
Income (loss) from discontinued operations, net of taxes	240,109	19	(31,423)	(3)	271,532
Net income (loss)	$222,021	18%	$(187,111)	(16)%	$409,132

	Six Months Ended June 30,
	2005		2004		(Increase)
		% of Net		% of Net	Decrease
	Amount	Revenues	Amount	Revenues	in Net Loss
	(dollars in thousands)
Revenues, net	$2,445,165	100%	$2,310,152	100%	$135,013

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments) shown below)	1,072,342	44	1,097,222	47	24,880
Selling, general and administrative	650,564	27	581,898	25	(68,666)
Other operating income	—	—	(95,840)	(4)	(95,840)
Restructuring charges	758	—	3,389	—	2,631
Depreciation and amortization (including impairments)	539,025	22	520,275	23	(18,750)
Operating income	182,476	7	203,208	9	(20,732)
Other income (expense):
Interest expense, net	(372,178)	(15)	(356,964)	(15)	(15,214)
Equity in net loss of affiliates	(375)	—	(1,115)	—	740
Write-off of deferred financing costs	—	—	(6,267)	—	6,267
Gain on sale of affiliate interests	65,483	3	—	—	65,483
Loss on investments, net	(77,147)	(3)	(16,186)	(1)	(60,961)
Gain (loss) on derivative contracts, net	64,535	3	(55,672)	(2)	120,207
Loss on extinguishment of debt	—	—	(72,495)	(3)	72,495
Minority interests	192	—	(38,960)	(2)	39,152
Miscellaneous, net	(111)	—	(28)	—	(83)
Loss from continuing operations before income taxes	(137,125)	(6)	(344,479)	(15)	207,354
Income tax benefit	30,148	1	88,344	4	(58,196)
Loss from continuing operations	(106,977)	(4)	(256,135)	(11)	149,158
Income (loss) from discontinued operations, net of taxes	210,063	9	(43,520)	(2)	253,583
Income (loss) before extraordinary item	103,086	4	(299,655)	(13)	402,741
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—	7,436
Net income (loss)	$103,086	4%	$(307,091)	(13)%	$410,177

Comparison of Three and Six Months Ended June 30, 2005 Versus Three and Six Months Ended June 30, 2004

Consolidated Results – Cablevision Systems Corporation

The individual line items discussed below do not reflect intersegment eliminations unless specifically indicated.

Revenues, net for the three and six months ended June 30, 2005 increased $68.4 million (6%) and $135.0 million (6%) as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2005
	(dollars in millions)
Increase in revenue from high-speed data and VoIP services	$63.7	$123.5
Higher revenue per cable television subscriber attributable primarily to rate increases and increases in the average number of subscribers	34.7	67.2
Increases in video-on-demand and pay-per-view services	10.3	12.7
Increase in AMC, IFC and WE revenues	5.9	14.7
Decreased revenue in the other Rainbow programming services	(46.4)	(78.6)
Decrease in Madison Square Garden’s revenue	(14.3)	(39.3)
Other net increases, net of intersegment eliminations	14.5	34.8
	$68.4	$135.0

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

Technical and operating expenses for the three and six months ended June 30, 2005 increased $12.5 million (2%) and decreased $24.9 million (2%), respectively, compared to the same periods in 2004.  The net increase (decrease) is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2005
	(dollars in millions)
Decrease in Madison Square Garden’s expenses	$(24.4)	$(85.6)
Decrease in the Rainbow segment’s contractual rights, programming and production costs	(19.1)	(47.2)
Increase in programming costs of the Telecommunications Services segment	33.3	57.4
Increase in network management and field service costs of the Telecommunications Services segment	16.4	30.5
Increase in call completion costs related to the VoIP business of the Telecommunications Services segment	4.8	12.2
Other net increases, net of intersegment eliminations	1.5	7.8
	$12.5	$(24.9)

As a percentage of revenues, technical and operating expenses decreased 1% and 3% during the three and six months ended June 30, 2005 as compared to the same periods in 2004.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers.  Selling, general and administrative expenses increased $41.5 million (14%) and $68.7 million (12%) for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2005
	(dollars in millions)
Increase in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	$18.8	$22.7
Increase in sales and marketing costs	5.8	22.3
Increase in customer service costs of the Telecommunications Services segment	5.0	15.2
Increase in general and administrative costs, net of a decrease in costs relating to the investigation into improper expense recognition and launch support, marketing and other payments under affiliation agreements	10.3	14.7
Increase (decrease) in expenses relating to a long-term incentive plan	3.7	(3.5)
Other net decreases, net of intersegment eliminations	(2.1)	(2.7)
	$41.5	$68.7

As a percentage of revenues, selling, general and administrative expenses increased 2% for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  Excluding the effects of the stock plan, as a percentage of revenues such costs remained constant.

Restructuring charges amounted to $0.2 million and $0.8 million for the three and six months ended June 30, 2005 compared to $0.6 million and $3.4 million for the three and six months ended June 30, 2004.  The charge for the six months ended June 30, 2005 relates to severance costs of $1.2 million, partially offset by a $0.4 million credit resulting from adjustments to provisions recorded in connection with previously announced restructuring plans.  The charge for the six months ended June 30, 2004 resulted from severance costs of $4.6 million, partially offset by a $1.2 million credit representing adjustments to provisions previously recorded in connection with the 2001 and 2002 restructuring plans.

Depreciation and amortization expense increased $9.6 million (4%) and $18.8 million (4%) for the three and six months ended June 30, 2005 as compared to the same periods in 2004. The increases resulted primarily from depreciation of new fixed assets, an impairment charge of $4.9 million and an increase in amortization expense as a result of an increase in amortizable intangibles resulting from the Regional Programming Partners transaction.

Net interest expense increased $4.7 million (3%) and $15.2 million (4%) during the three and six months ended June 30, 2005 as compared to the same periods in 2004.  The net increase was attributable to the following:

	Three Months	Six Months
	Ended June 30, 2005
	(dollars in millions)
Increase due to higher average debt balances and higher average interest rates	$30.5	$84.2
Decrease in dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock due to their redemption in May 2004	(17.0)	(60.6)
Higher interest income	(5.7)	(9.0)
Other net increases (decreases)	(3.1)	0.6
	$4.7	$15.2

Equity in net income (loss) of affiliates amounted to $1.6 million and $(0.4) million for the three and six months ended June 30, 2005 compared to $1.9 million and $(1.1) million for the same periods in 2004.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority equity method ownership interests.

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

Gain on sale of affiliate interests of $65.5 million for the three and six months ended June 30, 2005 resulted primarily from the Company and News Corporation restructuring of their ownership of National Sports Partners and National Advertising Partners and from certain other transactions.

Loss on extinguishment of debt of $72.5 million in the three and six months ended June 30, 2004 represents premiums of $58.2 million on the redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock and $14.3 million on the early redemption of CSC Holdings’ 9-7/8% senior subordinated debentures.

Loss on investments, net for the three and six months ended June 30, 2005 of $66.0 million and $77.1 million and for the three and six months ended June 30, 2004 of $30.8 million and $16.2 million, respectively, consists of the net increase or decrease in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Inc. (through October 2004), Comcast, General Electric, and Leapfrog common stock.

Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2005 and 2004 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
Unrealized and realized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless (2004 periods), Comcast, Charter Communications, General Electric Leapfrog and Adelphia Communications shares	$58.2	$2.8	$69.0	$(12.7)
Loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	—	(31.7)	—	(31.7)
Unrealized and realized gain (loss) on interest rate swap contracts	8.0	(28.2)	(4.5)	(11.3)
	$66.2	$(57.1)	$64.5	$(55.7)

Minority interests represent other parties’ shares of the net income (loss) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the three and six months ended June 30, 2005 and 2004 minority interests consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
News Corporation’s 40% share of the net loss of Regional Programming Partners	$—	$(48.1)	$2.6	$(38.3)
News Corporation’s 40% share of the net income of Fox Sports Net Bay Area	(2.5)	—	(2.5)	—
Other	0.7	(0.4)	0.1	(0.7)
	$(1.8)	$(48.5)	$0.2	$(39.0)

Income tax expense attributable to continuing operations of $5.8 million for the three months ended June 30, 2005 resulted primarily from the pretax loss, offset by the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $0.5 million relating to certain state net operating loss carry forwards.  Income tax benefit attributable to continuing operations of $30.1 million for the six months ended June 30, 2005 resulted primarily from the pretax loss, partially offset by the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4.5 million relating to certain state net operating loss carry forwards.

Income tax benefit attributable to continuing operations of $38.1 million and $88.3 million for the three and six months ended June 30, 2004, respectively, resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and increases in the valuation allowance of $1.7 million and $3.1 million in the three and six month periods ended June 30, 2004, respectively.

Income (loss) from discontinued operations, net of taxes for the three and six months ended June 30, 2005 and 2004 reflects the following items associated with assets held for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
Net operating results of the Rainbow DBS distribution business including shutdown costs, net of taxes	$(27.9)	$(32.2)	$(64.6)	$(48.0)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	5.8	6.6	10.3
Gain on sale of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	265.5	—	265.5	—
Loss on sale of Bravo programming service, net of taxes	—	(0.2)	—	(1.0)
Loss on sale of the retail electronics business, net of taxes	—	(4.8)	—	(4.8)
Other, net of taxes	2.5	—	2.5	—
	$240.1	$(31.4)	$210.0	$(43.5)

Extraordinary loss, net of income taxes of $7.4 million for the six months ended June 30, 2004 resulted from Rainbow DBS’s investment in DTV Norwich, LLC and represents the excess of the purchase price over the fair market value of the acquired assets.

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into three segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, Voice over Internet Protocol and our commercial data and voice services operations;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment and the VOOM 21 high definition channels; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

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

	Three Months Ended June 30,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$895,296	100%	$775,177	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	370,921	41	312,521	40
Selling, general and administrative expenses	178,659	20	152,563	20
Restructuring charges (credits)	49	—	(107)	—
Depreciation and amortization	210,406	24	200,334	26
Operating income	$135,261	15%	$109,866	14%

	Six Months Ended June 30,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$1,746,442	100%	$1,515,245	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	730,333	42	621,028	41
Selling, general and administrative expenses	351,712	20	313,001	21
Restructuring charges	1,171	—	612	—
Depreciation and amortization	416,224	24	385,935	25
Operating income	$247,002	14%	$194,669	13%

Revenues for the three and six months ended June 30, 2005 increased $120.1 million (15%) and $231.2 million (15%) as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2005
	(dollars in millions)
Increase in revenue from high-speed data services and VoIP services	$63.7	$123.5
Higher recurring revenue per cable television subscriber attributable primarily to rate increases and increases in the average number of subscribers	34.7	67.2
Increase in video-on-demand and pay-per-view services	10.3	12.7
Other net increases, net of intra-segment eliminations	11.4	27.8
	$120.1	$231.2

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2005 increased $58.4 million (19%) and $109.3 million (18%) compared to the same periods in 2004.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2005
	(dollars in millions)
Increase in programming costs	$33.3	$57.4
Increase in network management and field service costs	16.4	30.5
Increase in call completion costs related to the VoIP business	4.8	12.2
Other net increases, net of intra-segment eliminations	3.9	9.2
	$58.4	$109.3

As a percentage of revenues, technical and operating expenses increased 1% for the three and six months ended June 30, 2005 as compared to the 2004 periods.

Selling, general and administrative expenses increased $26.1 million (17%) and $38.7 million (12%) for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2005
	(dollars in millions)
Increase in customer service costs	$5.0	$15.2
Increase in sales and marketing costs	9.0	16.7
Increase in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	9.3	12.1
Other general and administrative cost increases (decreases)	2.9	(2.4)
Other net decreases, net of intra-segment eliminations	(0.1)	(2.9)
	$26.1	$38.7

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended June 30, 2005 and decreased 1% for the six months ended June 30, 2005 as compared to the same periods in 2004.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1% in each of the three and six months ended June 30, 2005 as compared to the same periods in 2004.

Restructuring charges amounted to $1.2 million for the six months ended June 30, 2005 compared to $0.6 million in the comparable period in 2004.  The restructuring amounts are comprised primarily of expenses associated with the elimination of positions, including severance and outplacement costs.

Depreciation and amortization expense increased $10.1 million (5%) and $30.3 million (8%) for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  The increases resulted primarily from depreciation of new fixed assets, primarily subscriber devices and increases in amortization expense relating to other amortizable intangibles.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Rainbow segment.

	Three Months Ended June 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues, net	$204,203	100%	$244,725	100%
Technical and operating expenses (excluding depreciation and amortization (including impairments) shown below)	87,745	43	107,666	44
Selling, general and administrative expenses	93,324	46	89,593	37
Restructuring charges (credits)	103	—	(8)	—
Depreciation and amortization (including impairments)	31,314	15	31,741	13
Operating income (loss)	$(8,283)	(4)%	$15,733	6%

	Six Months Ended June 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues, net	$404,682	100%	$468,584	100%
Technical and operating expenses (excluding depreciation and amortization (including impairments) shown below)	168,129	42	215,914	46
Selling, general and administrative expenses	179,322	44	164,999	35
Restructuring charges (credits)	103	—	(8)	—
Depreciation and amortization (including impairments)	60,706	15	63,914	14
Operating income (loss)	$(3,578)	(1)%	$23,765	5%

Revenues, net for the three and six months ended June 30, 2005 decreased $40.5 million (17%) and $63.9 million (14%) as compared to revenues for the same periods in 2004.  Approximately $33.8 million and $63.4 million, respectively, of the decreases were due to lower revenues at Fox Sports Net Chicago as a result of the termination of certain affiliation agreements following the loss of distribution rights agreements with two major suppliers of professional sports content and to payments not being made in accordance with an existing affiliation agreement.  Fox Sports Net Bay Area’s net revenue decreased approximately $5.4 million in the six month period due to the inclusion in 2004 of certain non-recurring revenue items.  Film distribution revenues decreased $6.5 million and $8.7 million for the three and six months ended June 30, 2005.  Other revenue decreases aggregated $8.4 million and $2.8 million, respectively, including the impact on affiliate revenue in the second quarter of 2005 related to finalizing and documenting the settlement agreement between AMC and Time Warner (see Item 1. “Legal Proceedings”).  These decreases were partially offset by increases of approximately $8.2 million and $16.4 million due to higher advertising revenue.

Technical and operating expenses (excluding depreciation and amortization (including impairments)) for the three and six months ended June 30, 2005 decreased $19.9 million (19%) and $47.8 million (22%), respectively, compared to the same periods in 2004.  Approximately $24.2 million and $48.1 million of the decreases resulted from Fox Sports Net Chicago’s termination of distribution rights agreements with two major suppliers.  These amounts were partially offset by $4.3 million and $0.3 million resulting from net increases in programming and contractual costs.  As a percentage of revenues, technical and operating expenses decreased 1% and 4% during the 2005 periods as compared to the 2004 periods.

Selling, general and administrative expenses increased $3.7 million (4%) and $14.3 million (9%) for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  The net increase for the three months ended June 30, 2005 consisted of an increase of $6.9 million related to stock plan charges and an increase of $2.6 million in charges related to a long-term incentive plan, partially offset by decreases of $3.1 million from lower sales, marketing and advertising costs and a decrease of $2.7 million from lower administrative costs, including a decrease in costs relating to the investigation into improper expense recognition.  The net increase for the six months ended June 30, 2005 consisted of an increase of $10.5 million related to stock plan charges, an increase of $3.7 million in charges related to a long-term incentive plan, an increase of $0.2 million resulting from higher sales, marketing and advertising costs, partially offset by a decrease of $0.1 million from lower administrative costs, including a decrease in costs relating to the investigation into improper expense recognition.  As a percentage of revenues, selling, general and administrative expenses increased 9% in both periods in 2005 compared to 2004.  Excluding the effects of the stock plan, such expenses increased 6% as a percentage of revenue in both 2005 periods as compared to the 2004 periods.

Depreciation and amortization expense (including impairments) decreased $0.4 million (1%) and $3.2 million (5%) for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  Decreases of approximately $4.9 million and $8.0 million, respectively, related to the amortization of acquired intangibles, primarily due to certain intangibles becoming fully amortized in 2004 and decreases of $0.5 million and $0.2 million resulted from certain fixed assets becoming fully depreciated.  The decreases in both periods were partially offset by an increase of $5.0 million resulting from the impairment of certain intangibles.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Three Months Ended June 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues, net	$151,565	100%	$165,820	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	80,713	53	105,063	63
Selling, general and administrative expenses	43,491	29	36,779	22
Other operating income	—	—	(95,840)	(58)
Restructuring charges	—	—	714	—
Depreciation and amortization	16,905	11	11,449	7
Operating income	$10,456	7%	$107,655	65%

	Six Months Ended June 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues, net	$331,058	100%	$370,337	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	215,590	65	301,204	81
Selling, general and administrative expenses	86,950	26	65,058	18
Other operating income	—	—	(95,840)	(26)
Restructuring charges	366	—	3,958	1
Depreciation and amortization	29,611	9	23,055	6
Operating income (loss)	$(1,459)	—	$72,902	20%

Revenues, net for the three and six months ended June 30, 2005 decreased $14.3 million (9%) and $39.3 million (11%), respectively, as compared to revenues for the comparable periods in 2004.  These decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2005
	(dollars in millions)
Decreases from:
Impact of National Hockey League cancellation of 2004/2005 season	$(11.0)	$(52.0)
Absence of National Basketball Association expansion revenue received in 2004	(10.3)	(10.3)
Absence of Knicks playoff related revenue	(6.2)	(6.2)
Net lower revenues from other events at Madison Square Garden and Radio City Music Hall	(1.3)	—
Other net decreases	(1.0)	(0.1)
Increases from:
Higher Knicks related regular season revenues	1.6	7.8
Higher MSG Networks revenues, (excluding the impact of the cancellation of the NHL 2004/2005 season and the Knicks playoffs discussed above) due mostly to higher affiliate revenues resulting primarily from retroactive rate adjustments for the three month period and net retroactive rate adjustments along with other affiliate increases for the six month period	13.9	19.2
Net higher revenues from other events at Madison Square Garden and Radio City Music Hall	—	2.3
	$(14.3)	$(39.3)

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2005 decreased $24.4 million (23%) and $85.6 million (28%), respectively, over the same 2004 periods.  The three month decrease was primarily driven by a $14.5 million reduction in costs attributable to the cancellation of the NHL 2004-2005 season and other net decreases of $9.9 million primarily due to lower provisions for NBA luxury tax and the absence of Knicks playoff expenses.  The six month decrease was primarily driven by a reduction in costs attributable to the cancellation of the NHL 2004-2005 season of $67.1 million and lower provisions for NBA luxury tax of $21.7 million.  The decreases in the six month period were partially offset by net increases of $3.2 million due primarily to higher rights fees for MSG Networks and the increased costs associated with the higher revenues for other events at Madison Square Garden and Radio City Music Hall during the six month period discussed above, partially offset by the absence of Knicks playoff expenses.

Selling, general, and administrative expenses for the three and six months ended June 30, 2005 increased $6.7 million (18%) and $21.9 million (34%), respectively, as compared to the 2004 periods due primarily to an increase in expenses related to employee salaries and related benefits, including stock and long term incentive plans, and higher professional fees and other costs relating primarily to the Company’s efforts to acquire the development rights over the New York Metropolitan Transportation Authority’s Hudson Rail Yards and opposition to the proposal to build a stadium in Manhattan.

Other operating income of $95.8 million in 2004 results from the notice of termination of Madison Square Garden’s broadcast rights agreement with the New York Mets.  In the second quarter of 2004, the New York Mets gave notice of termination of their rights agreement with Madison Square Garden, and with the notice paid Madison Square Garden a contractually obligated termination fee of $54.0 million.  The termination of the rights agreement will be effective after the 2005 baseball season.  In addition, Madison Square Garden recorded a $41.8 million credit reflecting the reversal of a purchase accounting liability related to this rights agreement.

Restructuring charges of $0.4 million for the six months ended June 30, 2005 primarily represent charges recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions.  Restructuring charges of $0.7 million and $4.0 million for the three and six months ended June 30, 2004, respectively, represent severance costs associated with the elimination of certain staff positions in the first and second quarters of 2004.

Depreciation and amortization expense for the three and six months ended June 30, 2005 increased $5.5 million (48%) and $6.6 million (28%) as compared to the same 2004 periods due primarily to the step-up in basis to certain intangible assets as a result of the Company’s acquisition of the minority interest in Madison Square Garden.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $411.6 million for the six months ended June 2005 compared to $254.4 million for the six months ended June 30, 2004.  The 2005 cash provided by operating activities resulted from $439.2 million of income before depreciation and amortization and non-cash items, $29.7 million from an increase in accounts payable and accrued and other liabilities and $17.6 million from a decrease in current and other assets, partially offset by decreases in cash resulting from a $71.5 million increase in feature film inventory resulting from new film licensing agreements and $3.4 million resulting from a decrease in feature film rights payable.

The net cash provided by operating activities of $254.4 million for the six months ended June 2004 resulted primarily from $367.8 million of income before depreciation and amortization and non-cash items, $32.1 million resulting from an increase in feature film rights payable and $20.8 million from an increase in accounts payable and accrued and other liabilities, partially offset by decreases in cash resulting from a $140.8 million increase in feature film inventory resulting from new film licensing agreements and $25.5 million from an increase in current and other assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2005 was $404.7 million compared to $382.4 million for the six months ended June 30, 2004.  The 2005 investing activities consisted primarily of $353.5 million of capital expenditures, an increase in restricted cash of $38.8 million and other net cash payments of $12.4 million.

Net cash used in investing activities for the six months ended June 30, 2004 consisted primarily of $322.6 million of capital expenditures, an $84.7 million payment for an acquisition and other net cash payments of $5.1 million, partially offset by $30.0 million received in connection with Northcoast Communications’ sale of PCS licenses, representing the release of funds held in escrow to provide for post-closing adjustments and any potential indemnification claims.

Financing Activities

Net cash used in financing activities amounted to $460.9 million for the six months ended June 30, 2005 compared to net cash provided by financing activities of $113.7 million for the six months ended June 30, 2004.  In 2005, the Company’s financing activities consisted primarily of net repayments of bank debt of $467.2 million, partially offset by other net cash receipts of $6.3 million.

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

Discontinued Operations

Net cash used in discontinued operations amounted to $100.2 million for the six months ended June 30, 2005 compared to $22.0 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

Cablevision Systems Corporation has no operations independent of its subsidiaries.  Our outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion in debt securities.  Funding for the debt service requirements of our debt securities is provided by our subsidiary operations, as permitted by the covenants governing subsidiary credit agreements and public debt securities.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services.  The Company has also accessed the public debt markets for significant amounts of capital over the last several years and may utilize this market in future capital raising activity from time to time.

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures for continuing operations as of and for the six months ended June 30, 2005, respectively:

	Restricted Group	Rainbow National Services	Other Entities	Total
	(dollars in thousands)
Bank debt	$1,423,808	$598,500	$—	$2,022,308
Capital leases	2,648	2,331	59,799	64,778
Notes payable	17,933	—	—	17,933
Senior notes and debentures	4,194,090	298,072	1,500,000	5,992,162
Senior subordinated debentures	250,000	496,426	—	746,426
Collateralized indebtedness relating to stock monetizations	—	—	1,323,096	1,323,096
Total debt	$5,888,479	$1,395,329	$2,882,895	$10,166,703

Interest expense	$222,985	$59,069	$100,499	$382,553
Capital expenditures	$301,504	$242	$51,772	$353,518

Recent Events

Dolan Family Group Proposal

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro-rata distribution to all Company stockholders of Rainbow Media Holdings.  The Company’s Board of Directors appointed a special transaction committee of independent directors to review the proposal.  The special transaction committee has retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.

Monetization Contract Maturities

Through June 2005, monetization contracts covering 1.9 million shares of our Charter Communications and 2.2 million shares of our AT&T Corp. stock matured.  We settled our obligations under the related Charter Communications and AT&T collateralized indebtedness by delivering an equivalent number of Charter Communications and AT&T shares and the cash proceeds from the related equity derivative contracts.

Through June 2005, monetization contracts covering 3.6 million shares of our Comcast stock matured.  We settled our obligations under the related collateralized indebtedness by delivering cash equal to the market value of the Comcast shares.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  Terms of the new contracts are similar in all material respects to the contract that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

During the next twelve months, monetization contracts covering 4.4 million shares of AT&T stock, 7.2 million shares of Comcast stock, 1.0 million shares of Adelphia stock, 4.3 million shares of Charter Communications stock and 4.2 million shares of General Electric stock also mature.  The Company intends to settle such transactions by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.

Regional Programming Partners Restructuring

In April 2005, the Company restructured its Regional Programming Partnership.  The Company now owns 100% of Madison Square Garden and Fox Sports Net Chicago and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company continues to own 60% of Fox Sports Net Bay Area.  At closing of the transaction, the $150 million notes payable to News Corporation, including accrued interest of $3 million, were cancelled without any payments being made on them and Fox Sports Net Ohio and Fox Sports Net Florida were transferred with their respective cash on hand to News Corporation.  The operating results of these businesses have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Restricted Group

CSC Holdings and those of its subsidiaries which conduct our cable television and high-speed data service operations as well as our commercial telephone and high-speed data service throughout the New York metropolitan area comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the public debt securities issued by both CSC Holdings and Cablevision. As of June 30, 2005, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations, which encompassed approximately 3.0 million subscribers (including approximately 1.7 million digital video subscribers); our consumer high-speed data services operations, which encompassed approximately 1.5 million subscribers; and the commercial telephone and high-speed data services operations of Lightpath throughout the New York metropolitan area.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group and borrowings.  In addition, during the second quarter, excess cash balances totaling approximately $474 million held by Rainbow Media Enterprises and various other entities were distributed to CSC Holdings and used to repay outstanding bank debt under the Restricted Group revolver.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data, and voice; debt service, including distributions made to Cablevision to service interest expense on its public debt securities; other corporate expenses and changes in working capital; as well as discretionary investments that it may fund from time to time, including investments to fund certain Rainbow programming operations.  We currently expect that the net funding and investment requirements of the Restricted Group will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements through June 30, 2006.  The Restricted Group’s $2.4 billion credit facility matures on June 30, 2006.  The Company expects to be able to replace the existing credit facility prior to its maturity; however, if the facility cannot be renewed or extended, the Company will need significant amounts of funding to repay the obligations outstanding thereunder.  There is no assurance the Company will be able to refinance the facility on terms comparable to those of the existing facility.

As of August 3, 2005, total borrowings outstanding under the Restricted Group credit facility were $1,506.4 million, including $48.4 million reserved for letters of credit, with a resulting undrawn commitment of $893.6 million.

The Restricted Group credit facility is a direct obligation of CSC Holdings and is guaranteed by certain Restricted Group subsidiaries.  Principal financial covenants include (i) maximum total leverage ratio of 6.25 times cash flow (as defined based on the combined cash flow of the Restricted Group) through June 30, 2005, 5.75 times through December 31, 2005 and 5.50 times thereafter through June 30, 2006, and (ii) minimum ratios for cash flow to interest expense and cash flow to debt service expense.  These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds.  Additional covenants include limitations on liens and the issuance of additional indebtedness.  There are generally no restrictions on distributions or investments that the Restricted Group may make, provided it is in compliance with its financial covenants.  The Restricted Group was in compliance with all of its financial covenants as of June 30, 2005.

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

Cablevision’s and CSC Holdings’ future access to the public debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In June 2005, Standard and Poor’s and Moody’s Investors Service placed the Company’s ratings under review for possible downgrade following the announcement of the proposal from the Dolan Family Group (see Recent Events).  The Dolan Family Group proposal contemplates that the cash portion of the purchase price in the transaction would be paid through the incurrence of debt by the Company.  Any downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact their ability to raise additional funds.

Rainbow National Services

Rainbow National Services LLC (“RNS”), our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE: Women’s Entertainment and IFC programming operations, generated positive cash from operations in 2004 and the first half of 2005.  Its cash, plus proceeds from borrowings available to it, may provide funding to other Rainbow developing programming services, including the VOOM 21 high definition channels, subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of these other Rainbow programming entities will be funded by a combination of cash provided from Restricted Group borrowings and distributions from RNS.  We believe that the Restricted Group and RNS have sufficient liquidity and covenant availability to provide such funding for the next twelve months.

The RNS credit facility is a $950 million senior secured credit facility, comprised of a $600 million term loan and a $350 million undrawn revolving credit facility secured by the assets and common equity interests of AMC, WE and IFC and guaranteed by AMC, WE and IFC and Rainbow Programming Holdings, RNS’s direct parent. The term loan requires quarterly amortization of 0.25% of the original outstanding balance beginning June 30, 2005 through March 31, 2011 and 23.50% of the original outstanding balance thereafter through maturity. Outstanding borrowings under the facility were $598.5 million as of August 3, 2005, resulting in undrawn revolver commitments of $350 million.

Financial covenants include (i) a maximum total leverage ratio of 6.75 times cash flow (as defined based on the combined cash flows of AMC, WE and IFC) through December 31, 2006 with reductions thereafter, (ii) a maximum senior leverage of 5.0 times cash flow, reducing to 4.75 times on October 1, 2005 with further reductions thereafter, and (iii) minimum ratios for cash flow to interest expense and cash flow to debt service. These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds available. Additional covenants include limitations on liens, the issuance of additional indebtedness and distributions and investments. Permitted distributions include (i) up to $150 million annually with a cumulative limit of $600 million to fund Rainbow DBS Holdings, Inc., the operations of which were discontinued as of April 30, 2005, and (ii) up to $50 million annually, with a cumulative limit of $200 million, for other general purposes, and (iii) subject to having a maximum ratio of total debt to cash flow of 5.0 times, distributions of up to $300 million from the proceeds of permitted future debt offerings. RNS was in compliance with all of its financial covenants as of June 30, 2005.

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

RNS’s future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard and Poor’s.  In June 2005, Standard and Poor’s and Moody’s Investors Service placed the ratings of RNS under review for possible downgrade following the announcement of the proposal from the Dolan Family Group (see Recent Events).  Any future downgrade to RNS’s credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS’s ability to raise additional funds.

Commitments and Contingencies

As of June 30, 2005, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet decreased $465.8 million to $3,208.5 million as compared to $3,674.3 million outstanding at December 31, 2004.  The decrease represents primarily (i) sports programming rights relating to Fox Sports Net Florida and Fox Sports Net Ohio that were transferred to News Corporation in connection with the restructuring of Regional Programming Partners in April 2005, (ii) termination of commitment obligations relating to the shutdown of the Rainbow DBS distribution business, and (iii) payments made during the six months ended June 30, 2005 on outstanding commitments.

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

As of June 30, 2005, the notional value of all such contracts was $450 million and the fair value of these derivative contracts was $5.0 million, a net payable position.  For the six months ended June 30, 2005, we recorded a net loss on interest swap contracts of $1.1 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of June 30, 2005, a net payable position	$(4,977)
Less: fair market value as of December 31, 2004	(4,051)
Change in fair market value, net	(926)
Plus: realized loss from cash interest expense	(145)
Net loss on interest rate swap contracts	$(1,071)

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, Charter Communications, General Electric, Leapfrog and 1.0 million shares of our Adelphia Communications common stock.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of June 30, 2005:

	AT&T	Comcast	Charter	General Electric	Adelphia	Total *
	(dollars in thousands)
Collateralized indebtedness (carrying value)	$(240,865)	$(501,076)	$(209,138)	$(314,029)	$(39,935)	$(1,305,043)

Collateralized indebtedness (fair value estimate)	(245,620)	(506,993)	(212,161)	(312,510)	(39,935)	(1,317,219)
Derivative contract	119,419	71,994	188,001	(85,427)	39,479	333,466
Investment securities pledged as collateral	126,161	439,146	10,987	441,511	101	1,017,906
Net excess (shortfall)	(40)	4,147	(13,173)	43,574	(355)	34,153
Value of prepaid swaps with cross-termination rights	(4,670)	(7,886)	—	—	—	(12,556)
Net excess (shortfall) including prepaid swaps	$(4,710)	$(3,739)	$(13,173)	$43,574	$(355)	$21,597

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

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter Communications transactions and the 2005 Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of June 30, 2005, the fair value of our equity derivative contracts was $342.6 million, a net receivable position.  For the six months ended June 30, 2005, we recorded a net gain on all outstanding equity derivative contracts of $69.0 million.  We also recorded an unrealized loss on our holdings of the underlying stocks of $74.4 million for the six months ended June 30, 2005, as shown in the following table:

Fair Market Value of Equity Derivative Contracts

(dollars in thousands)

Fair market value as of December 31, 2004	$371,856
Change in fair value	69,020
Maturity of contracts	(98,256)
Fair market value as of June 30, 2005	$342,620

Unrealized loss on underlying stock positions due to changes in prevailing market conditions, net	$(74,424)

At June 30, 2005, the Company had outstanding prepaid interest rate swaps with a notional contract value of $904.7 million.  These swaps were entered into in connection with certain monetization contracts and require the Company to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction.  These swaps have maturities in 2005 and 2006 that coincide with the related prepaid equity forward maturities.  Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of June 30, 2005, the fair value of our prepaid interest rate derivative contracts was $33.9 million, a net liability position.  For the six months ended June 30, 2005, we recorded a net loss on such derivative contracts of $3.4 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of June 30, 2005	$(33,943)
Less: fair market value at December 31, 2004	(47,314)
Change in fair market value, net	13,371
Plus: realized loss resulting from net cash payments	(16,785)

Net loss on prepaid interest rate swap contracts	$(3,414)

Related Party Transactions

Rainbow DBS

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

In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  Cablevision agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shut down budget, net of March revenue earned and was required to provide to the Company cash or shares of the Company’s common stock in advance of the Company making those expenditures.  Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15 million with the Company in accordance with the agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS has been shut down.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations.  Subsequent to that date, the Company entered into agreements with EchoStar for the carriage of the VOOM 21 HD programming and for EchoStar’s investment in the VOOM 21 HD programming business.  The closing of the distribution and investment agreements are contingent upon the closing of the sale of the Rainbow 1 satellite to EchoStar (see Note 7).

In connection with the shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs, a portion of which are expected to be recognized subsequent to June 30, 2005, are currently estimated to range from $89 million to $100 million.  As of June 30, 2005 the Company incurred costs of approximately $43.2 million relating to the shutdown of which $16.2 million have been paid and $27.0 million are included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2005.  The Company does not expect the shutdown costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200 million.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him.  This estimated amount has been included in accounts payable to affiliates in the Company’s consolidated balance sheet at June 30, 2005.  Cash which has been used to fund the incremental costs of the Rainbow DBS distribution business, net of its revenue earned that reduced the amount Charles F. Dolan was required to fund in accordance with the March 2005 Agreement, has been recorded as a deemed net equity contribution.  As a result of the EchoStar agreements discussed above, costs associated with the VOOM 21 HD programming business have not been included in the incremental costs.  The total incremental costs are estimates and subject to revision upon final analysis of such amounts.

Dolan Family Group Proposal

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro-rata distribution to all Company stockholders of Rainbow Media Holdings.  The Company’s Board of Directors appointed a special transaction committee of independent directors to review the proposal. The special transaction committee has retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the required effective date of Statement No. 123R will be suspended until January 1, 2006, for calendar year companies.  The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R, Share-Based Payments.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of Statement 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the three and six months ended June 30, 2005.

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  Opinion 20 previously required that such a change be reported as a change in accounting principle.  Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified and is effective for general partners in all other limited partnerships beginning January 1, 2006. The Company is currently evaluating existing relationships to determine the impact that EITF 04-5 may have on its results of operations and financial condition.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$217,405	$771,479
Restricted cash	74,562	144,444
Accounts receivable, trade (less allowance for doubtful accounts of $18,003 and $16,312)	382,754	378,936
Notes and other receivables	95,094	121,821
Investment securities	1,056	3,819
Prepaid expenses and other current assets	79,421	82,027
Feature film inventory, net	100,137	107,860
Deferred tax asset	124,918	124,528
Advances to affiliates	55,054	6,890
Investment securities pledged as collateral	456,244	327,180
Derivative contracts	251,784	193,682
Assets held for sale	218,643	124,698
Total current assets	2,057,072	2,387,364

Property, plant and equipment, net of accumulated depreciation of $5,061,881 and $4,676,327	3,928,826	4,013,814
Investments in affiliates	31,277	27,300
Investment securities pledged as collateral	570,702	819,441
Notes and other receivables	41,892	46,892
Derivative contracts	176,261	290,686
Other assets	77,112	72,230
Long-term feature film inventory, net	377,166	350,472
Deferred carriage fees, net	99,805	108,233
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $315,868 and $348,375	553,533	485,118
Other intangible assets, net of accumulated amortization of $54,803 and $50,417	401,285	168,933
Excess costs over fair value of net assets acquired	989,594	1,446,294
Deferred financing and other costs, net of accumulated amortization of $68,174 and $60,697	100,540	103,719
Assets held for sale	—	312,154
	$10,136,913	$11,364,498

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$324,805	$345,178
Accrued liabilities	896,579	879,079
Accounts payable to affiliates	6,590	869
Deferred revenue	105,303	122,297
Feature film and contract obligations	99,972	106,503
Liabilities under derivative contracts	39,202	12,775
Current portion of bank debt	1,429,808	5,387
Current portion of collateralized indebtedness	663,453	617,476
Current portion of capital lease obligations	9,224	11,581
Notes payable	10,466	—
Liabilities held for sale	—	7,468
Total current liabilities	3,585,402	2,108,613

Feature film and contract obligations	361,376	358,209
Deferred revenue	13,198	13,648
Deferred tax liability	164,338	19,668
Liabilities under derivative contracts	85,145	151,102
Other long-term liabilities	312,155	263,819
Bank debt	592,500	2,484,500
Collateralized indebtedness	659,643	935,951
Senior notes and debentures	4,492,162	4,491,564
Senior subordinated notes and debentures	746,426	746,231
Notes payable	7,467	150,000
Capital lease obligations	55,554	59,982
Deficit investment in affiliates	—	59,913
Minority interests	51,551	685,877
Total liabilities	11,126,917	12,529,077

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 6,429,987, shares issued and outstanding	64	64
Paid-in capital	2,308,117	2,274,294
Accumulated deficit	(3,295,981)	(3,435,002)
	(987,800)	(1,160,644)
Accumulated other comprehensive loss	(2,204)	(3,935)

Total stockholder’s deficiency	(990,004)	(1,164,579)
	$10,136,913	$11,364,498

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net	$1,231,967	$1,163,582	$2,445,165	$2,310,152

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments) shown below)	517,868	505,349	1,072,342	1,097,222
Selling, general and administrative	330,672	289,152	650,564	581,898
Other operating income	—	(95,840)	—	(95,840)
Restructuring charges	152	599	758	3,389
Depreciation and amortization (including impairments)	275,698	266,113	539,025	520,275
	1,124,390	965,373	2,262,689	2,106,944

Operating income	107,577	198,209	182,476	203,208

Other income (expense):
Interest expense	(160,355)	(154,394)	(321,677)	(331,491)
Interest income	6,575	837	10,375	1,391
Equity in net income (loss) of affiliates	1,645	1,875	(375)	(1,115)
Write-off of deferred financing costs	—	(5,080)	—	(6,267)
Gain on sale of affiliate interests	65,483	—	65,483	—
Loss on investments, net	(66,006)	(30,808)	(77,147)	(16,186)
Gain (loss) on derivative contracts, net	66,167	(57,059)	64,535	(55,672)
Loss on extinguishment of debt	—	(72,495)	—	(72,495)
Minority interests	(1,809)	(48,536)	192	(38,960)
Miscellaneous, net	(68)	511	66	(28)
	(88,368)	(365,149)	(258,548)	(520,823)

Income (loss) from continuing operations before income taxes	19,209	(166,940)	(76,072)	(317,615)

Income tax (expense) benefit	(18,703)	26,833	5,030	77,061

Income (loss) from continuing operations	506	(140,107)	(71,042)	(240,554)
Income (loss) from discontinued operations, net of taxes	240,109	(31,423)	210,063	(43,520)

Income (loss) applicable to common shareholder before extraordinary item	240,615	(171,530)	139,021	(284,074)
Extraordinary loss on investment, net of taxes	—	—	—	(7,436)
Net income (loss)	$240,615	$(171,530)	$139,021	$(291,510)

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(71,042)	$(240,554)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	539,025	520,275
Other operating income	—	(41,788)
Equity in net loss of affiliates	375	1,115
Minority interests	(192)	38,960
Gain on sale of affiliate interests	(65,483)	—
Loss on investments, net	77,147	16,186
Write-off of deferred financing costs	—	6,267
Loss on early extinguishment of debt	—	772
Loss (gain) on derivative contracts	(81,462)	50,364
Amortization of deferred financing, discounts on indebtedness and other deferred costs	41,218	49,525
Compensation expense related to issuance of stock	17,348	19,745
Deferred income tax	(11,543)	(80,014)
Amortization and write-off of feature film inventory	52,490	52,622
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(75,784)	(137,329)
Net cash provided by operating activities	422,097	256,146

Cash flows from investing activities:
Capital expenditures	(353,518)	(322,619)
Payment for acquisitions	(4,231)	(84,738)
Proceeds from sale of equipment, net of costs of disposal	3,294	396
Decrease (increase) in investment securities and other investments	74	(150)
Increase in restricted cash, net	(38,766)	—
Additions to other intangible assets	(11,463)	(7,994)
Decrease (increase) in investments in affiliates, net	(58)	32,722
Net cash used in investing activities	(404,668)	(382,383)

Cash flows from financing activities:
Proceeds from bank debt	225,250	2,340,000
Repayment of bank debt	(692,442)	(2,281,665)
Proceeds from collateralized indebtedness	118,397	—
Repayment of collateralized indebtedness	(118,397)	—
Net proceeds from settlement of collateralized indebtedness	1,000	—
Issuance of senior notes and debentures	—	500,000
Redemption of senior subordinated debentures	—	(350,000)
Capital contribution from Cablevision	—	1,469,250
Redemption of preferred stock	—	(1,544,294)
Payments on capital lease obligations and other debt	(6,965)	(8,438)
Deemed net contribution from shareholder	9,822	—
Additions to deferred financing and other costs	(70)	(11,168)
Distributions to minority partners	(8,072)	(1,748)
Net cash provided by (used in) financing activities	(471,477)	111,937

Net effect of exchange rate changes on cash and cash equivalents	191	—
Net decrease in cash and cash equivalents from continuing operations	(453,857)	(14,300)

Net effect of discontinued operations on cash and cash equivalents	(100,217)	(22,043)

Cash and cash equivalents at beginning of year	771,479	230,001
Cash and cash equivalents at end of period	$217,405	$193,658

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                                                 BUSINESS

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service (see Note 8).  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks including AMC, The Independent Film Channel, WE: Women’s Entertainment and the VOOM 21 high definition channels, and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

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

The financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Form 8-K filed on June 6, 2005.

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

NOTE 4.                                                 COMPREHENSIVE INCOME (LOSS)

The comprehensive income, net of tax, for the three and six months ended June 30, 2005 amounted to $240,675 and $140,752, respectively.  The comprehensive loss, net of tax, for the three and six months ended June 30, 2004 equals the net loss for the respective periods.

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

During the six months ended June 30, 2005 and 2004, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2005	2004
Non-Cash Investing and Financing Activities:
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$604,080	$—
Note payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	152,907	—
Capital lease obligations	180	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	116,544	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	120,897	—
Redemption of collateralized indebtedness with related prepaid forward contracts	13,713	—
Rights payments offset with repayment of a note receivable	15,161	—

Supplemental Data:
Cash interest paid - continuing operations	292,043	340,977
Cash interest paid - discontinued operations	71	178
Income taxes paid (refunded), net	(4,553)	4,191

NOTE 7.                                                 TRANSACTIONS

Regional Programming Partners Restructuring

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago and 50% of Fox Sports Net New England and therefore, no portion of the results of operations of these businesses is allocated to minority interests after the acquisition.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

In connection with its December 2003 purchase of the interests that it did not own in Fox Sports Net Chicago and Fox Sports Net Bay Area, subsidiaries of Regional Programming Partners issued promissory notes in the aggregate amount of $150,000 to News Corporation.  As part of the restructuring, those promissory notes and accrued interest of $2,907 were contributed by News Corporation to Regional Programming Partners for no additional consideration and were cancelled without any payment being made on them.

National Sports Partners and National Advertising Partners were owned 50% by the Company and 50% by News Corporation.  As a result of the restructuring, News Corporation now owns 100% of National Sports Partners and National Advertising Partners, as well as 100% of Fox Sports Net Ohio and Fox Sports Net Florida.

The Company and News Corporation continue to own 60% and 40%, respectively, of Fox Sports Net Bay Area through a separate partnership.  The Company continues to manage that network.  In connection with the restructuring, Fox Sports Net Bay Area extended the terms of its long-term affiliation agreement with National Sports Partners and its advertising representation agreement with National Advertising Partners.

The Company has accounted for this exchange in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $265,549, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of $66,574 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of approximately $94,320 was allocated to specific assets and liabilities as follows:

	Useful Life
Land and development rights	Indefinite	$37,703
Property and equipment, net	2 to 30 years	12,687
Amortizable intangible assets:
Affiliate agreements	4 years	18,002
Affiliation relationships	24 years	86,061
Advertiser relationships	7 years	6,020
Season ticket holder relationships	12 to 15 years	73,326
Suite holder relationships	3 to 11 years	21,226
Indefinite-lived intangible assets:
Trademarks		54,030
Sports franchises		96,481
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		6,893
Unfavorable contracts		(45,896)
Net step-down to historical carrying values		$(94,320)

The above purchase price allocation was based on a preliminary valuation based on information currently available and, accordingly, is subject to future adjustment as more definitive information becomes available.

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations and net income (loss) of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2004, are as follows:

	Three Months Ended	Six Months Ended June 30,
	June 30, 2004	2005	2004
Revenues	$1,163,582	$2,445,165	$2,310,152

Loss from continuing operations	(144,891)	(80,845)	(254,527)

Net income (loss)	(176,314)	129,218	(305,483)

Agreements with EchoStar

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM 21 high-definition television programming service.  Under those arrangements, EchoStar will initially distribute a portion of the Rainbow HD programming service and, beginning in 2006, if the contemplated transactions have been completed, will carry all 21 of the channels included in the Rainbow HD programming service.  In connection with the arrangements, EchoStar would be issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the 21 channels included in the Rainbow HD programming service, and that 20% interest would not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings.  The issuance of the 20% interest in Rainbow HD Holdings to EchoStar and EchoStar’s agreement to distribute all 21 of the channels included in the Rainbow HD programming service are subject to customary closing conditions, and the closing of the sale of the Company’s Rainbow 1 satellite to EchoStar.  See Note 8 for a discussion regarding an agreement to sell the Company’s Rainbow 1 direct broadcast satellite.

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

NOTE 8.                                                 ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Fox Sports Net Ohio and Fox Sports Net Florida

As a result of the Regional Programming Partners restructuring in April 2005 discussed above in Note 7, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida, previously included in the Rainbow segment, have been classified in the condensed consolidated balance sheet as of December 31, 2004 as assets and liabilities held for sale and consist of the following:

December 31, 2004
Cash and cash equivalents	$95,337
Accounts receivable, prepaid and other current assets	29,361
Property and equipment, net and other long term assets	8,153
Intangible assets, net	85,815
Total assets held for sale	$218,666

Accounts payable and accrued expenses	$6,479
Other current liabilities	989
Total liabilities held for sale	$7,468

Rainbow DBS

In January 2005, the Company’s Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business.  On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar for $200,000 in cash.  This transaction is expected to close in the third quarter of 2005, subject to receipt of regulatory approvals.  In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar.  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shutdown budget, net of March revenue earned and was required to provide to the Company cash or shares of Cablevision’s common stock in advance of the Company making those expenditures.  Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15,000 with the Company in accordance with the March 2005 agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS has been shutdown.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations.   Subsequent to that date, the Company entered into agreements with EchoStar for the carriage of the VOOM 21 HD programming and for EchoStar’s investment in the VOOM 21 HD programming business.  The closing of the distribution and investment agreements are contingent upon the closing of the sale of the Rainbow 1 satellite to EchoStar (see Note 7).

In connection with the shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs, a portion of which are expected to be recognized subsequent to June 30, 2005, are currently estimated to range from $89,000 to $100,000.  As of June 30, 2005 the Company recognized costs of approximately $43,200 relating to the shutdown of which $16,200 have been paid and $27,000 are included in current liabilities in the Company’s condensed consolidated balance sheet at June 30, 2005.  The Company does not expect the shutdown costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200,000.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him.  This estimated amount has been included in accounts payable to affiliates in the Company’s consolidated balance sheet at June 30, 2005.  Cash which has been used to fund the incremental costs of the Rainbow DBS distribution business, net of its revenue earned that reduced the amount Charles F. Dolan was required to fund in accordance with the March 2005 Agreement, has been recorded as a deemed net equity contribution.  As a result of the EchoStar agreements discussed above, costs associated with the VOOM 21 HD programming business have not been included in the incremental costs.  The total incremental costs are estimates and subject to revision upon final analysis of such amounts.

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

	June 30, 2005	December 31, 2004
Satellite and related assets	$197,734	$198,549
Equipment and other assets	20,909	19,637
Total assets held for sale	$218,643	$218,186

Discontinued Operations

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business have been classified as discontinued operations, net of taxes, in the condensed consolidated statements of operations for all periods presented. Operating results of discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized below:

	Three Months Ended June 30, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other	Total
Revenues, net	$—	$158	$3,441	$3,599

Income (loss) before income taxes	$454,443	$(47,231)	$4,256	$411,468
Income tax benefit (expense)	(188,938)	19,330	(1,751)	(171,359)

Net income (loss) including gain on restructuring of RPP of $265,549 and other gain of $2,520, net of taxes	$265,505	$(27,901)	$2,505	$240,109

	Six Months Ended June 30, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other	Total
Revenues, net	$40,018	$8,705	$3,441	$52,164

Income (loss) before income taxes	$465,810	$(109,785)	$4,256	$360,281
Income tax benefit (expense)	(193,632)	45,165	(1,751)	(150,218)

Net income (loss) including gain on restructuring of RPP of $265,549 and other gain of $2,520, net of taxes	$272,178	$(64,620)	$2,505	$210,063

	Three Months Ended June 30, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other (a)	Total
Revenues, net	$45,995	$2,687	$—	$48,682

Income (loss) before income taxes	$10,008	$(55,558)	$(6,105)	$(51,655)
Income tax benefit (expense)	(4,203)	23,335	1,100	20,232

Net income (loss)	$5,805	$(32,223)	$(5,005)	$(31,423)

	Six Months Ended June 30, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other (a)	Total
Revenues, net	$85,548	$3,701	$—	$89,249

Income (loss) before income taxes	$17,821	$(82,830)	$(7,501)	$(72,510)
Income tax benefit (expense)	(7,485)	34,789	1,686	28,990

Net income (loss)	$10,336	$(48,041)	$(5,815)	$(43,520)

 (a)                   Adjustments relate to the transfer of the Company’s retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002.

NOTE 9.                                                 RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess deductions result in a reduction of income taxes payable.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the required effective date of Statement No. 123R will be suspended until January 1, 2006, for calendar year companies.  The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R, Share-Based Payments.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of Statement 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the three and six months ended June 30, 2005.

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified and is effective for general partners in all other limited partnerships beginning January 1, 2006. The Company is currently evaluating existing relationships to determine the impact that EITF 04-5 may have on its results of operations and financial condition.

NOTE 10.                                          BANK DEBT AND COLLATERALIZED INDEBTEDNESS

The Restricted Group’s $2,400,000 credit facility matures on June 30, 2006.  Accordingly, the outstanding balance of $1,423,808 at June 30, 2005 has been reflected as a current liability in the Company’s condensed consolidated balance sheet.  The Company expects to be able to replace the existing credit facility prior to its maturity; however, if the facility cannot be renewed or extended, the Company will need significant amounts of funding to repay the obligations outstanding thereunder.  There is no assurance the Company will be able to refinance the facility on terms comparable to those of the existing facility.

In the first quarter of 2005, the remaining collateralized indebtedness obligation relating to our AT&T Wireless shares was settled and accordingly, the balance sheet reflects the reduction of collateralized indebtedness of $116,544, the reduction of prepaid forward contracts of $8,897 and the reduction of restricted cash of $108,647.  The Company received net cash proceeds of $1,000 upon settlement of this obligation.  In addition, monetization contracts relating to 1.9 million shares of common stock of Charter Communications, Inc. and 1.1 million shares of AT&T Corp. matured and the Company’s collateralized indebtedness obligations were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The balance sheet reflects the reduction of collateralized indebtedness of $81,397, a reduction in investment securities held as collateral of $24,549, and a reduction of $56,848 relating to prepaid forward contracts which had been pledged in settlement of the collateralized indebtedness.

In the second quarter of 2005, monetization contracts relating to 3.6 million shares of common stock of Comcast Corporation matured and the Company’s collateralized indebtedness obligations were settled by delivering cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts totaling $118,397 covering an equivalent number of Comcast shares.  The terms of the new contracts are similar in all material respects to the contracts that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price. The balance sheet reflects the reduction of collateralized indebtedness of $132,110 and a reduction of $13,713 relating to prepaid forward contracts which had been pledged in settlement of the collateralized indebtedness.  In addition, the balance sheet reflects the incurrence of collateralized indebtedness of $118,397 related to the new contracts.  In addition, monetization contracts relating to 1.1 million shares of common stock of AT&T Corp. matured and the Company’s collateralized indebtedness obligations were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The balance sheet reflects the reduction of collateralized indebtedness of $39,500, a reduction in investment securities held as collateral of $20,702, and a reduction of $18,798 relating to prepaid forward contracts which had been pledged in settlement of the collateralized indebtedness.

NOTE 11.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the six months ended June 30, 2005 of $5,030 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4,504 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the six months ended June 30, 2004 of $77,061 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, an increase in the valuation allowance of $3,136, and state taxes.

NOTE 12.                                          RESTRUCTURING

The following table summarizes the accrued restructuring liability for continuing operations:

	2001 Plan	2002 Plan		2003 Plan	2004 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs		Employee Severance	Employee Severance
Balance at December 31, 2004	$6,381	$30,233		$78	$1,333
Additional charges (credits)	(1,211)	350		234	236
Payments	(1,738)	(2,670)		(275)	(1,456)
Balance at June 30, 2005	$3,432	$27,913	(a)	$37	$113

(a)                                  In August 2005, the Company made a $25,000 payment to satisfy its required commitment with a supplier associated with the 2002 restructuring plan.

The cumulative amount of restructuring charges incurred by the Company for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	Total

Employee severance	$15,107	$19,585	$6,583	$5,977	$1,149	$48,401
Facility realignment and other costs	28,026	54,950	—	—	—	82,976
Cumulative restructuring charges incurred as of June 30, 2005	$43,133	$74,535	$6,583	$5,977	$1,149	$131,377

During 2005, the Company recorded restructuring charges aggregating $1,149, associated with the elimination of certain positions primarily in the Telecommunications Services and Madison Square Garden segments of which approximately $1,060 of these charges was paid as of June 30, 2005.

Restructuring charges (credits) by segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Telecommunications Services	$49	$(107)	$1,171	$612
Rainbow	103	(8)	103	(8)
Madison Square Garden	—	714	366	3,958
All other	—	—	(882)	(1,173)
	$152	$599	$758	$3,389

NOTE 13.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,653	$729,093
Broadcast rights and other agreements	86,748	104,400
Season ticket holder relationships	75,207	1,881
Suite holder relationships	21,226	—
Advertiser relationships	104,088	99,483
Other intangibles	86,992	110,708
	1,156,914	1,045,565

Accumulated amortization
Affiliation relationships and affiliate agreements	275,129	294,493
Broadcast rights and other agreements	40,739	53,882
Season ticket holder relationships	1,854	442
Suite holder relationships	833	—
Advertiser relationships	25,568	21,282
Other intangibles	26,548	28,693
	370,671	398,792

Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,481	—
FCC licenses and other intangibles	18,064	7,278
Trademarks	54,030	—
Excess costs over the fair value of net assets acquired	989,594	1,446,294
	1,890,017	2,185,420

Total intangibles, net	$2,676,260	$2,832,193

Aggregate amortization expense
Six months ended June 30, 2005 and year ended December 31, 2004	$55,710	$93,153

Estimated amortization expense
Year ending December 31, 2005		$98,106
Year ending December 31, 2006		94,635
Year ending December 31, 2007		93,168
Year ending December 31, 2008		90,725
Year ending December 31, 2009		84,256

The changes in the carrying amount of excess costs over the fair value of net assets acquired (goodwill) for the six months ended June 30, 2005 are as follows:

	Telecommunications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2004	$206,971	$1,152,131	$73,634	$13,558	$1,446,294
Adjustments to excess costs recorded in connection with the Regional Programming Partners restructuring	—	(460,853)	8,217	—	(452,636)
Reclassification of excess costs as a result of the Regional Programming Partners restructuring	—	19,279	(19,279)	—	—
Impairment loss	—	—	(4,963)	—	(4,963)
Other	—	—	—	899	899
Balance as of June 30, 2005	$206,971	$710,557	$57,609	$14,457	$989,594

See Note 7 for a discussion of changes to acquired intangible assets primarily as a result of the Regional Programming Partners restructuring.

NOTE 14.                                          BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of certain employees other than those of the theater business.  The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Service cost	$6,468	$6,234	$12,936	$12,468
Interest cost	1,603	1,269	3,206	2,538
Expected return on plan assets	(2,083)	(1,519)	(4,166)	(3,038)

Net periodic benefit cost	$5,988	$5,984	$11,976	$11,968

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $26,000 to its Retirement Plan in 2005.  As of June 30, 2005, contributions of approximately $13,000 have been made.

NOTE 15.                                          SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment and the VOOM 21 high definition channels, and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.  Beginning in the first quarter of 2005, the VOOM 21 high definition channels have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment which has been discontinued.  Prior period segment information has been reported on a comparable basis.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits), a non-GAAP measure.  Information as to the operations of the Company’s business segments is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net from continuing operations
Telecommunications Services	$895,296	$775,177	$1,746,442	$1,515,245
Rainbow	204,203	244,725	404,682	468,584
Madison Square Garden	151,565	165,820	331,058	370,337
All other	19,948	19,397	43,470	36,876
Intersegment eliminations	(39,045)	(41,537)	(80,487)	(80,890)
Total	$1,231,967	$1,163,582	$2,445,165	$2,310,152

Adjusted operating cash flow from continuing operations
Telecommunications Services	$354,196	$309,299	$679,589	$584,346
Rainbow	29,402	46,844	68,736	88,682
Madison Square Garden	29,765	119,866	33,024	100,044
All Other	(12,377)	(12,302)	(26,670)	(36,476)
Total	$400,986	$463,707	$754,679	$736,596

	June 30,	December 31,
	2005	2004
Assets
Telecommunications Services	$4,525,300	$4,575,985
Rainbow	2,285,838	3,078,389
Madison Square Garden	1,740,213	1,821,500
Corporate, other and intersegment eliminations	1,366,919	1,451,772
Assets held for sale	218,643	436,852
	$10,136,913	$11,364,498

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net from continuing operations
Total revenue for reportable segments	$1,251,064	$1,185,722	$2,482,182	$2,354,166
Other revenue and intersegment eliminations	(19,097)	(22,140)	(37,017)	(44,014)
Total consolidated revenues, net	$1,231,967	$1,163,582	$2,445,165	$2,310,152

Adjusted operating cash flow to income (loss) from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$413,363	$476,009	$781,349	$773,072
All other adjusted operating cash flow	(12,377)	(12,302)	(26,670)	(36,476)
Adjusted operating cash flow	400,986	463,707	754,679	736,596
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(275,698)	(266,113)	(539,025)	(520,275)
Stock plan income (expense)	(17,559)	1,214	(32,420)	(9,724)
Restructuring charges	(152)	(599)	(758)	(3,389)
Interest expense	(160,355)	(154,394)	(321,677)	(331,491)
Interest income	6,575	837	10,375	1,391
Equity in net income (loss) of affiliates	1,645	1,875	(375)	(1,115)
Write-off of deferred financing costs	—	(5,080)	—	(6,267)
Gain on sale of affiliate interests	65,483	—	65,483	—
Loss on investments, net	(66,006)	(30,808)	(77,147)	(16,186)
Gain (loss) on derivative contracts, net	66,167	(57,059)	64,535	(55,672)
Loss on extinguishment of debt	—	(72,495)	—	(72,495)
Minority interests	(1,809)	(48,536)	192	(38,960)
Miscellaneous, net	(68)	511	66	(28)
Income (loss) from continuing operations before income taxes	$19,209	$(166,940)	$(76,072)	$(317,615)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States, primarily concentrated in the New York metropolitan area.

Concentrations and Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money markets funds or financial institutions that have received the highest rating awarded by S&P and Moody’s.  The Company had one customer that accounted for approximately 12% and 11% of the Company’s consolidated net trade receivable balances at June 30, 2005 and December 31, 2004, respectively, which exposes the Company to a concentration of credit risk.  Although this customer exceeded 10 percent of the Company’s consolidated net trade receivables, the Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

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

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action.  The Company opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

On November 14, 2003, American Movie Classics Company LLC (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  AMC sought a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties filed motions for summary judgment.  On July 8, 2005, the trial court granted Time Warner’s summary judgment motion as to liability (reserving the issue of damages for trial) and as to its right to a declaration that it may terminate the affiliation agreement, and the court dismissed AMC’s complaint.  On July 28, 2005, the parties informed the court that they had reached a settlement in principle of the case. The court directed the parties to appear for a conference on September 12, 2005 if the settlement has not been documented by that date.  The parties are currently working on finalizing and documenting the settlement agreement.  No assurance can be given that a settlement agreement will be finalized.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint.  The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in Cablevision following a pro rata distribution of Rainbow Media Holdings.  The complaints allege breaches of fiduciary duty by the Company’s directors for proposing and/or approving the transactions contemplated by the Dolan Family Group proposal letter dated June 19, 2005.  The complaints request injunctive relief to prevent consummation of the proposed transactions and unspecified damages.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, Rand Araskog, Frank Biondi, John Malone and Leonard Tow.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with Messrs. Araskog, Biondi, Malone and Tow, wrongfully interfered with the Board’s role in managing the affairs of Cablevision.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company has filed a motion to dismiss all claims asserted in the complaint.  On July 27, 2005, the court issued an order allowing certain limited discovery and requesting supplemental briefing on the defendants’ motion to dismiss.  The Company believes that these claims are without merit and is contesting them vigorously.

Madison Square Garden is a petitioner in a proceeding in the Supreme Court of the State of New York, County of New York entitled Madison Square Garden, L.P.  v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden sought a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also sought preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35,000 collateralized bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.  On June 2, 2005, the trial court denied the requested relief and dismissed the proceeding.  On June 23, 2005, the Appellate

Division, First Department, affirmed that dismissal.  Madison Square Garden has filed a petition for review by the New York Court of Appeals.

Accounting Related Investigations

The improper expense recognition previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  The Securities and Exchange Commission is also continuing to investigate the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

NOTE 17.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	June 30, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,022,308	$2,022,308
Collateralized indebtedness	1,323,096	1,335,143
Senior notes and debentures	4,492,162	4,465,089
Senior subordinated notes and debentures	746,426	834,051
Notes payable	17,933	17,926
	$8,601,925	$8,674,517

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	4,491,564	4,806,901
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000
	$9,431,109	$9,865,958

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 18.                                          OTHER MATTERS

On June 19, 2005, Cablevision received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in Cablevision following a pro-rata distribution to all Cablevision stockholders of Rainbow Media Holdings (which includes the Company’s programming operations and Madison Square Garden).  Cablevision’s Board of Directors appointed a special transaction committee of independent directors to review the proposal. The special transaction committee has retained Lehman

Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.

Effective September 16, 2004 the National Hockey League (“NHL”) commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players Association (“NHL Players’ Association”).  The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement ending the lockout.

NOTE 19.                                          SUBSEQUENT EVENTS

On July 29, 2005, the National Basketball Association (“NBA”) and the NBA Players Association entered into a new collective bargaining agreement (“CBA”).  Among other changes, the new CBA changed the way luxury tax on player salaries is calculated.  Under the expired CBA, if the relationship of league-wide player salaries exceeded a specified percentage of defined league-wide basketball related income (“BRI”), teams whose salaries exceeded a specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new agreement, teams will pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league wide player salaries to BRI. While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35,000 in the prior year for the 2003-2004 season.  Based on the NBA’s new CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season and the amount ultimately paid could exceed the amount paid for the 2003-2004 season, depending on the actual players for whom the team will be responsible for paying such tax.  Madison Square Garden will begin to accrue its estimate for the luxury tax in the third or fourth quarter of 2005, depending upon which player contract it elects to include in the CBA’s one time luxury-tax “amnesty” program on or before August 15, 2005.

Item 2.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for interest expense of $31.3 million and $60.9 million for the three and six months ended June 30, 2005 and the related tax benefit of $12.9 million and $25.1 million, respectively, relating to $1.5 billion of Cablevision senior notes issued in April 2004 included in the Cablevision consolidated statements of operations.  In addition, Cablevision’s consolidated statements of operations include other costs of $0.2 million for the three and six months ended June 30, 2005.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.