Form 10-Q
period 2005-09-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2005-11-10
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2005

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

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, Inc.	Yes ☐	No ☒

Number of shares of common stock outstanding as of November 2, 2005:

Cablevision NY Group Class A Common Stock -	224,446,125
Cablevision NY Group Class B Common Stock -	64,160,264
CSC Holdings, Inc. Common Stock -	6,429,987

PART I.  FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 9.

Item 3.                    Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in certain equity security prices and interest rates.  Our exposure to changes in equity security prices stems primarily from the Comcast Corporation, AT&T Corp., Charter Communications, Inc., General Electric Company, Leapfrog Enterprises, Inc., and Adelphia Communications Corporation common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities (other than 9.8 million shares of common stock of Adelphia Communications).  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date.  The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.

As of September 30, 2005, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock aggregated $985.9 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $98.6 million.  As of September 30, 2005, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $329.6 million, a net receivable position.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract as of September 30, 2005 are summarized in the following table:

	# of Shares		Hedge Price	Cap Price **
Security	Deliverable	Maturity	per Share*	Low	High

Comcast	1,779,250	2005	$31.72 - $38.47	$39.59	$63.91
	7,159,206	2006
	5,379,956	2008

AT&T	1,100,000	2005	$34.39 - $42.08	$51.24	$61.21
	4,426,093	2006

Charter Communications	5,586,687	2006	$22.35 - $22.92	$34.75	$38.33
	3,724,460	2007

General Electric	12,742,033	2006	$23.14 - $25.67	$27.76	$30.81

Adelphia Communications	1,010,000	2005	$39.04 - $40.04	$62.57	$63.57

Leapfrog	800,000	2007	$23.55 - $24.55	$29.87	$30.87

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

In addition, at September 30, 2005, the Company had other investment securities with a carrying value of $12.9 million.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1.3 million.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2005, the fair value of our fixed rate debt of $7,296.8 million was lower than its carrying value of $7,321.4 million by approximately $24.6 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2005 would increase the estimated fair value of our fixed rate debt by approximately $273.2 million to $7,570.0 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of September 30, 2005, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450.0 million.  As of September 30, 2005, the fair market value and carrying value of these interest rate swap contracts was approximately $11.0 million, a net payable position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2005 prevailing levels would increase the fair value of these contracts to a net liability of $21.7 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $783.9 million entered into in connection with our monetization transactions.  As of September 30, 2005, such contracts had a fair market value and carrying value of $34.2 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2005 prevailing levels would increase the fair market value of our liabilities under prepaid interest rate swap contracts by approximately $4.9 million to a liability of $39.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

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

Time Warner Litigation

On November 14, 2003, American Movie Classics Company LLC (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  AMC sought a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties filed motions for summary judgment.  On July 8, 2005, the trial court granted Time Warner’s summary judgment motion as to liability (reserving the issue of damages for trial) and as to its right to a declaration that it may terminate the affiliation agreement, and the court dismissed AMC’s complaint.  On September 29, 2005, the parties signed a settlement agreement, and a stipulation discontinuing the action was filed with the court on October 5, 2005. See Note 17 of the Company’s condensed consolidated financial statements.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457,000.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858,000, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000,000 and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allows the Committee to proceed with its claims against the Company.  The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  The complaints allege breaches of fiduciary duty by the Company’s directors for proposing and/or approving the transactions contemplated by the Dolan Family Group proposal letter dated June 19, 2005.  The complaints request injunctive relief to prevent consummation of the proposed transactions and unspecified damages.  On October 24, 2005, the Company received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal.

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

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company filed a motion to dismiss all claims asserted in the complaint.  On October 17, 2005, the court issued a decision granting the motion to dismiss with respect to Cablevision’s alleged “public misrepresentations” and denying that motion in all other respects.  The Company has filed a motion seeking a certification to allow an immediate appeal to the United States Court of Appeals for the Second Circuit from the portion of the decision denying defendants’ motion to dismiss.  The Company believes that the plaintiffs’ claims are without merit and is contesting them vigorously.

Madison Square Garden filed a petition in a proceeding in the Supreme Court of the State of New York, County of New York, entitled Madison Square Garden, L.P. v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden sought a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also sought preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35 million collateralized bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.  On June 2, 2005, the trial court denied the requested relief and dismissed the proceeding.  On June 23, 2005, the Appellate Division, First Department, affirmed that dismissal.  Madison Square Garden filed a petition for review by the New York Court of Appeals, which was granted on September 20, 2005.  The Jets informed the MTA in August 2005 that they would not pursue a purchase of the development rights at issue in this proceeding.  The trial court ordered the release of the $35 million bond in September 2005 and it was repaid to Madison Square Garden thereafter.

Accounting Related Investigations

The improper expense recognition matter previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  The Securities and Exchange Commission is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

Item 5.                    Other Information

On November 8, 2005, the Board of Directors of the Company, acting on the recommendation of its Compensation Committee, awarded to Charles F. Dolan, the Company's Chairman, a cash bonus of $3.6 million with respect to 2004.  Because of uncertainties relating to the shut down of the Company’s Rainbow DBS business, Mr. Dolan did not receive a 2004 bonus at the time that 2004 bonuses were approved and paid to other senior executives of the Company.  As noted in Note 8 of the Company’s condensed consolidated financial statements, the Company has received approval from the Federal Communications Commission to consummate the sale of its Rainbow 1 DBS satellite and certain related assets to subsidiaries of EchoStar.  The transaction is expected to close in the fourth quarter of 2005.

Item 6.                    Exhibits

(a)           Exhibits.

31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	November 9, 2005		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	November 9, 2005	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

INDEX TO FINANCIAL STATEMENTS

Page
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004	I-1

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	I-3

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004 (unaudited)	I-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	I-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	I-28

CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004	II-1

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	II-3

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004 (unaudited)	II-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	II-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-26

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$351,401	$771,479
Restricted cash	8,609	144,444
Accounts receivable, trade (less allowance for doubtful accounts of $20,439 and $16,312)	391,906	378,936
Notes and other receivables	59,964	121,872
Investment securities	13,871	3,819
Prepaid expenses and other current assets	114,909	82,027
Feature film inventory, net	108,967	107,860
Deferred tax asset	—	124,528
Advances to affiliates	605	1,308
Investment securities pledged as collateral	735,480	327,180
Derivative contracts	279,686	193,682
Assets held for sale	217,985	124,698
Total current assets	2,283,383	2,381,833

Property, plant and equipment, net of accumulated depreciation of $5,269,493 and $4,676,327	3,871,686	4,013,814
Investments in affiliates	37,959	27,300
Investment securities pledged as collateral	249,520	819,441
Notes and other receivables	42,468	46,892
Derivative contracts	120,569	290,686
Other assets	84,262	72,230
Deferred tax asset	165,706	17,049
Long-term feature film inventory, net	388,034	350,472
Deferred carriage fees, net	175,980	108,233
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $332,805 and $348,375	536,260	485,118
Other intangible assets, net of accumulated amortization of $61,469 and $50,417	393,950	168,933
Excess costs over fair value of net assets acquired	996,435	1,446,294
Deferred financing and other costs, net of accumulated amortization of $79,824 and $64,307	126,416	132,225
Assets held for sale	—	312,154
	$10,204,476	$11,404,522

See accompanying notes to

condensed consolidated financial statements

	September 30,	December 31,
	2005	2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$336,462	$345,178
Accrued liabilities	939,950	904,526
Deferred tax liability	125,790	—
Accounts payable to affiliates	2,642	869
Deferred revenue	180,425	122,297
Feature film and other contract obligations	109,604	106,503
Liabilities under derivative contracts	87,313	12,775
Current portion of bank debt	1,466,277	5,387
Current portion of collateralized indebtedness	898,060	617,476
Current portion of capital lease obligations	8,335	11,581
Notes payable	10,019	—
Liabilities held for sale	—	7,468
Total current liabilities	4,164,877	2,134,060

Feature film and other contract obligations	370,472	358,209
Deferred revenue	16,576	13,648
Liabilities under derivative contracts	28,530	151,102
Other long-term liabilities	347,299	263,819
Bank debt	591,000	2,484,500
Collateralized indebtedness	371,534	935,951
Senior notes and debentures	5,992,461	5,991,564
Senior subordinated notes and debentures	746,524	746,231
Notes payable	7,467	150,000
Capital lease obligations	53,389	59,982
Deficit investment in affiliates	—	59,913
Minority interests	53,337	685,877
Total liabilities	12,743,466	14,034,856

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 246,231,304 and 243,802,249 shares issued and 224,415,077 and 221,986,022 shares outstanding	2,462	2,438
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 64,160,264 and 65,817,742 shares issued and outstanding	642	658
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,224,718	1,175,319
Accumulated deficit	(3,404,858)	(3,445,064)
	(2,177,036)	(2,266,649)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(2,204)	(3,935)
Total stockholders’ deficiency	(2,538,990)	(2,630,334)
	$10,204,476	$11,404,522

See accompanying notes to

condensed consolidated financial statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net	$1,243,201	$1,117,485	$3,688,366	$3,427,637

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	549,086	475,063	1,621,428	1,572,285
Selling, general and administrative	318,953	282,168	969,517	864,066
Other operating expense (income)	—	83	—	(95,757)
Restructuring charges (credits)	1,439	(1,203)	2,197	2,186
Depreciation and amortization (including impairments)	266,543	261,876	805,568	782,151
	1,136,021	1,017,987	3,398,710	3,124,931

Operating income	107,180	99,498	289,656	302,706

Other income (expense):
Interest expense	(189,615)	(174,616)	(572,168)	(532,971)
Interest income	2,727	2,183	13,102	3,574
Equity in net income (loss) of affiliates	2,267	(6,234)	1,892	(7,349)
Write-off of deferred financing costs	—	(12,694)	—	(18,961)
Gain (loss) on sale of affiliate interests	(16)	—	65,467	—
Gain (loss) on investments, net	(20,207)	6,280	(97,354)	(9,906)
Gain (loss) on derivative contracts, net	10,915	21,623	75,450	(34,049)
Loss on extinguishment of debt	—	—	—	(72,495)
Minority interests	(2,822)	(6,904)	(2,630)	(45,864)
Miscellaneous, net	230	(13)	119	(41)
	(196,521)	(170,375)	(516,122)	(718,062)
Loss from continuing operations before income taxes	(89,341)	(70,877)	(226,466)	(415,356)
Income tax benefit	26,034	28,632	56,182	116,976

Loss from continuing operations	(63,307)	(42,245)	(170,284)	(298,380)
Income (loss) from discontinued operations, net of taxes	427	(20,930)	210,490	(64,450)
Income (loss) before extraordinary item	(62,880)	(63,175)	40,206	(362,830)
Extraordinary loss on investment, net of taxes	—	—	—	(7,436)

Net income (loss)	$(62,880)	$(63,175)	$40,206	$(370,266)

Basic and diluted net income (loss) per share:

Loss from continuing operations	$(0.22)	$(0.15)	$(0.59)	$(1.04)

Income (loss) from discontinued operations	$—	$(0.07)	$0.73	$(0.22)

Extraordinary loss	$—	$—	$—	$(0.03)
Net income (loss)	$(0.22)	$(0.22)	$0.14	$(1.29)

Weighted average common shares (in thousands)	288,507	287,173	288,171	287,006

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(170,284)	$(298,380)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	805,568	782,151
Other operating income	—	(41,788)
Equity in net loss (income) of affiliates	(1,892)	7,349
Minority interests	2,630	45,864
Gain on sale of affiliate interests	(65,467)	—
Loss on investments, net	97,354	10,435
Write-off of deferred financing costs and discounts on indebtedness	—	19,733
Loss (gain) on derivative contracts	(102,298)	25,217
Amortization of deferred financing, discounts on indebtedness and other deferred costs	63,594	83,894
Stock based compensation expense	24,101	25,376
Deferred income tax	(63,058)	(121,831)
Amortization and write-off of feature film inventory	82,757	83,968
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(25,030)	(137,910)
Net cash provided by operating activities	647,975	484,078

Cash flows from investing activities:
Capital expenditures	(540,058)	(518,732)
Payment for acquisitions	(4,231)	(84,738)
Proceeds from sale of equipment, net of costs of disposal	3,647	1,039
Increase in investment securities and other investments	(12,671)	(237)
Decrease in restricted cash, net	27,187	—
Additions to other intangible assets	(11,611)	(8,068)
Decrease (increase) in investments in affiliates, net	(180)	32,615
Net cash used in investing activities	(537,917)	(578,121)

Cash flows from financing activities:
Proceeds from bank debt	434,527	3,188,208
Repayment of bank debt	(866,750)	(3,064,539)
Issuance of common stock	12,585	3,352
Issuance of senior notes and debentures	—	2,793,922
Redemption of senior subordinated debentures	—	(350,000)
Redemption of preferred stock	—	(1,694,622)
Proceeds from collateralized indebtedness	169,376	—
Repayment of collateralized indebtedness	(174,838)	—
Proceeds from derivative contracts	6,462	—
Payments on capital lease obligations and other debt	(10,019)	(12,356)
Deemed net capital contribution from shareholder	6,337	—
Additions to deferred financing and other costs	(70)	(70,832)
Distributions to minority partners	(9,108)	(1,748)
Net cash provided by (used in) financing activities	(431,498)	791,385

Net effect of exchange rate changes on cash and cash equivalents	191	—
Net decrease in cash and cash equivalents from continuing operations	(321,249)	697,342

Net effect of discontinued operations on cash and cash equivalents	(98,829)	(71,937)

Cash and cash equivalents at beginning of year	771,479	230,001

Cash and cash equivalents at end of period	$351,401	$855,406

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

The financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 3.                RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  In addition, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida (prior to April 2005) and certain assets of the Rainbow DBS distribution business for all periods presented have been classified in the condensed consolidated balance sheets as assets and liabilities held for sale.  The operating results of these businesses have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

NOTE 4.                COMPREHENSIVE INCOME (LOSS)

The comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2005 amounted to $(62,880) and $41,937, respectively.  The comprehensive loss, net of tax, for the three and nine months ended September 30, 2004 equals the net loss for the respective periods.

NOTE 5.                INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Potential dilutive common shares are not included in the computation of any diluted per share amounts since a loss from continuing operations existed for all periods presented.

NOTE 6.                CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2005 and 2004, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2005	2004
Non-Cash Investing and Financing Activities:
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$604,080	$—
Notes payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	152,907	—
Capital lease obligations	180	2,952
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	116,544	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	167,181	—
Redemption of collateralized indebtedness with related prepaid forward contracts	22,943	—
Rights payments offset with repayment of a note receivable	36,689	—

Supplemental Data:
Cash interest paid – continuing operations	509,308	452,432
Cash interest paid – discontinued operations	77	282
Income taxes paid (refunded), net	(5,158)	5,289

NOTE 7.                TRANSACTIONS

Regional Programming Partners Restructuring

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago and 50% of Fox Sports Net New England, all of which are subsidiaries or investees of Regional Programming Partners, and therefore, no portion of the results of operations of these businesses is allocated to minority interests after the acquisition.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

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

The Company has accounted for this exchange in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $265,531, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of $66,558 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of approximately $94,320 was allocated to specific assets and liabilities based on preliminary fair values as follows:

	Useful Life

Land and development rights	Indefinite	$37,551
Property and equipment, net	2 to 27.5 years	12,346
Amortizable intangible assets:
Affiliate agreements	4 years	17,942
Affiliation relationships	24 years	85,783
Advertiser relationships	7 years	6,001
Season ticket holder relationships	12 to 15 years	73,089
Suite holder contracts and relationships	3 to 11 years	21,157
Indefinite-lived intangible assets:
Trademarks		53,855
Sports franchises		96,169
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		9,640
Unfavorable contracts		(47,000)
Net step-down to historical carrying values		$(94,320)

The above purchase price allocation was based on a preliminary valuation based on information currently available and, accordingly, is subject to future adjustment as more definitive information becomes available.

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, net income (loss), loss per share from continuing operations and net income (loss) per share of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2004, are as follows:

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2004	2005	2004

Revenues, net	$1,117,485	$3,688,366	$3,427,637

Loss from continuing operations	(44,956)	(180,104)	(315,257)

Net income (loss)	(65,886)	30,386	(387,143)

Basic and diluted loss per share from continuing operations	(0.16)	(0.62)	(1.10)

Basic and diluted net income (loss) per share	(0.23)	0.11	(1.35)

Agreements with EchoStar

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM 21 high-definition television programming service.  Under those arrangements, EchoStar will initially distribute a portion of the Rainbow HD programming service and, beginning in 2006, if the contemplated transactions have been completed, will carry all 21 of the channels included in the Rainbow HD programming service.  In connection with the arrangements, EchoStar would be issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the 21 channels included in the Rainbow HD programming service, and that 20% interest would not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings by the Company.  The issuance of the 20% interest in Rainbow HD Holdings to EchoStar and EchoStar’s agreement to distribute all 21 of the channels included in the Rainbow HD programming service are subject to customary closing conditions, and the closing of the sale of the Company’s Rainbow 1 satellite to EchoStar.  See Note 8 for a discussion regarding an agreement to sell the Company’s Rainbow 1 direct broadcast satellite.

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

Rainbow DBS

In January 2005, the Company’s Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business.  On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar for $200,000 in cash.  In October 2005, the Federal Communications Commission approved the sale of the Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar.  This transaction is expected to close in the fourth quarter of 2005.  In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar.  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shutdown budget, net of March revenue earned and was required to provide to the Company cash or shares of the Company’s common stock in advance of the Company making those expenditures.  Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15,000 with the Company in accordance with the March 2005 agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations.  Subsequent to that date, the Company entered into agreements with EchoStar for the carriage of the VOOM 21 HD programming and for EchoStar’s participation in the VOOM 21 HD programming business.  The closing of the distribution and investment agreements are contingent upon the closing of the sale of the Rainbow 1 satellite to EchoStar (see Note 7).

In connection with the shutdown, the Company has incurred and is continuing to incur significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs, a portion of which are expected to be recognized subsequent to September 30, 2005, are currently estimated to range from $89,000 to $100,000.  As of September 30, 2005 the Company recognized costs of approximately $43,400 relating to the shutdown of which $42,300 have been paid and $1,100 are included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2005.  The Company does not expect the shutdown costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200,000.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements of $8,663 was returned to him prior to September 30, 2005.  Cash of $6,337 deposited by Charles F. Dolan which has been used to fund the incremental costs less revenue earned of the Rainbow DBS distribution business, net of the related discounted income tax benefit to the Company, has been recorded as a deemed net equity contribution.  As a result of the EchoStar agreements discussed above, costs associated with the VOOM 21 HD programming business have not been included in the incremental costs.

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

	September 30, 2005	December 31, 2004

Satellite and related assets	$197,734	$198,549
Equipment and other assets	20,251	19,637
Total assets held for sale	$217,985	$218,186

Discontinued Operations

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business have been classified as discontinued operations, net of taxes, in the condensed consolidated statements of operations for all periods presented. Operating results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized below:

	Three Months Ended September 30, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Total

Revenues, net	$—	$—	$—

Income (loss) before income taxes	$(32)	$756	$724
Income tax benefit (expense)	14	(311)	(297)

Net income (loss)	$(18)	$445	$427

	Nine Months Ended September 30, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other	Total

Revenues, net	$40,018	$8,771	$—	$48,789

Income (loss) before income taxes	$465,778	$(109,029)	$4,256	$361,005
Income tax benefit (expense)	(193,618)	44,854	(1,751)	(150,515)

Net income (loss) including gain on restructuring of RPP of $265,531 and other gain of $2,520, net of taxes	$272,160	$(64,175)	$2,505	$210,490

	Three Months Ended September 30, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Total

Revenues, net	$45,624	$5,920	$51,544

Income (loss) before income taxes	$10,521	$(46,607)	$(36,086)
Income tax benefit (expense)	(4,418)	19,574	15,156

Net income (loss)	$6,103	$(27,033)	$(20,930)

	Nine Months Ended September 30, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other (a)	Total

Revenues, net	$131,172	$9,621	$—	$140,793

Income (loss) before income taxes	$28,342	$(129,437)	$(7,501)	$(108,596)
Income tax benefit (expense)	(11,903)	54,363	1,686	44,146

Net income (loss)	$16,439	$(75,074)	$(5,815)	$(64,450)

(a)       Other relates to the transfer of the Company’s retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002.

NOTE 9.                STOCK OPTION PLAN

The Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans.  The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
Net income (loss), as reported	$(62,880)	$(63,175)	$40,206	$(370,266)
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	413	3,867	19,882	10,156
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(2,089)	(4,635)	(23,430)	(13,459)
Pro forma net income (loss)	$(64,556)	$(63,943)	$36,658	$(373,569)

Basic and diluted net income (loss) per common share:
As reported	$(0.22)	$(0.22)	$0.14	$(1.29)
Pro forma	$(0.22)	$(0.22)	$0.13	$(1.30)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. The following assumptions were used in calculating the fair values of options granted in 2005 and 2004:

	2005	2004
Assumptions:
Risk-free interest rate	3.8%	3.7%
Volatility	56.5%	55.7%
Dividend yield	0%	0%

Average fair value	$13.44	$9.56

NOTE 10.              RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the required effective date of Statement No. 123R will be suspended until January 1, 2006, for calendar year companies.  The Company plans to adopt this statement using the modified prospective method, but has not yet determined the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R, Share-Based Payment.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of the provisions of Statement 153 for all nonmonetary exchanges initiated after July 1, 2005 had no impact on the Company’s financial position or results of operations.

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity.  The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and had no impact on the Company’s financial position or results of operations for the three or nine months ended September 30, 2005.  The provisions of EITF 04-5 are effective for general partners in all other limited partnerships beginning January 1, 2006.  The Company is currently evaluating the impact that EITF 04-5 may have on its results of operations and financial condition for all other limited partnerships.

NOTE 11.              BANK DEBT AND COLLATERALIZED INDEBTEDNESS

The Restricted Group is comprised of CSC Holdings and its subsidiaries which conduct our cable television and high-speed data service operations as well as our commercial telephone and high-speed data service throughout the New York metropolitan area.  The Restricted Group’s $2,400,000 credit facility matures on June 30, 2006.  Accordingly, the outstanding balance of $1,460,277 at September 30, 2005 has been reflected as a current liability in the Company’s condensed consolidated balance sheet.  The Company expects to be able to replace the existing credit facility prior to its maturity; however, if the facility cannot be renewed or extended, the Company will need significant amounts of funding to repay the obligations outstanding thereunder.  There is no assurance the Company will be able to refinance the facility on terms comparable to those of the existing facility.

The following table summarizes the settlement of the Company’s collateralized indebtedness for the nine months ended September 30, 2005.  The Company’s collateralized indebtedness obligations relating to AT&T Wireless, Charter and AT&T shares were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast shares were settled by delivering the cash equal to the market value of the

Comcast shares and proceeds from the related equity derivative contracts.   The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares, and, in certain cases, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract.  The terms of the new contracts are similar in all material respects to the contracts that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

	AT&T Wireless	Charter	AT&T	Comcast	Total

Number of shares	7,243,166	1,862,229	3,326,093	5,379,956

Collateralized indebtedness	$(116,544)	$(42,676)	$(124,505)	$(197,781)	$(481,506)
Prepaid forward contract	8,897	39,678	60,396	22,943	131,914
Underlying securities	—	2,998	64,109	—	67,107
Restricted cash	108,647	—	—	—	108,647
Net cash receipt (payment)	$1,000	$—	$—	$(174,838)	$(173,838)

Proceeds from new monetization contracts	$—	$—	$—	$168,376	$168,376
Proceeds from prepaid interest rate swap contract	—	—	—	6,462	6,462
	$—	$—	$—	$174,838	$174,838

At September 30, 2005, the Company had collateralized indebtedness obligations of $898,060 that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

NOTE 12.              INCOME TAXES

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2005 of $56,182 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase in the valuation allowance of $5,422 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2004 of $116,976 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an increase in the valuation allowance of $3,483 relating to certain state net operating loss carry forwards.

NOTE 13.              RESTRUCTURING

The following table summarizes the accrued restructuring liability for continuing operations:

	2001 Plan	2002 Plan		2003 Plan	2004 Plan	2005 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs		Employee Severance	Employee Severance	Employee Severance
Balance at December 31, 2004	$6,381	$30,233		$78	$1,333	$—
Additional charges (credits)	(339)	918		234	235	1,149
Payments	(2,411)	(27,910	)(a)	(312)	(1,568)	(1,096)
Balance at September 30, 2005	$3,631	$3,241		$—	$—	$53

(a)                                  In August 2005, the Company made a $25,000 payment to satisfy its required commitment with a supplier associated with the 2002 restructuring plan.

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	Total
Employee severance	$15,107	$19,585	$6,583	$5,977	$1,149	$48,401
Facility realignment and other costs	28,898	55,517	—	—	—	84,415
Cumulative restructuring charges incurred as of September 30, 2005	$44,005	$75,102	$6,583	$5,977	$1,149	$132,816

For the nine months ended September 30, 2005, the Company recorded restructuring charges aggregating $1,149 relating to the 2005 Plan, associated with the elimination of certain positions primarily in the Telecommunications Services and Madison Square Garden segments of which approximately $1,096 of these charges was paid as of September 30, 2005.

Restructuring charges (credits) by segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Telecommunications Services	$—	$(62)	$1,171	$550
Rainbow	—	842	103	834
Madison Square Garden	—	143	366	4,101
All other	1,439	(2,126)	557	(3,299)
	$1,439	$(1,203)	$2,197	$2,186

NOTE 14.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,317	$729,093
Broadcast rights and other agreements	86,748	104,400
Season ticket holder relationships	74,970	1,881
Suite holder relationships	21,157	—
Advertiser relationships	104,068	99,483
Other intangibles	87,136	110,708
	1,156,396	1,045,565

Accumulated amortization
Affiliation relationships and affiliate agreements	290,398	294,493
Broadcast rights and other agreements	42,407	53,882
Season ticket holder relationships	3,213	442
Suite holder relationships	1,661	-
Advertiser relationships	28,443	21,282
Other intangibles	28,152	28,693
	394,274	398,792

Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,169	—
FCC licenses and other intangibles	18,064	7,278
Trademarks	53,855	—
Excess costs over the fair value of net assets acquired	996,435	1,446,294
	1,896,371	2,185,420

Total intangible assets, net	$2,658,493	$2,832,193

Aggregate amortization expense
Nine months ended September 30, 2005 and year ended December 31, 2004	$79,415	$93,153

Estimated amortization expense
Year ending December 31, 2005		$95,612
Year ending December 31, 2006		94,341
Year ending December 31, 2007		92,903
Year ending December 31, 2008		90,477
Year ending December 31, 2009		84,020

The changes in the carrying amount of excess costs over the fair value of net assets acquired (“goodwill”) for the nine months ended September 30, 2005 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2004	$206,971	$1,152,131	$73,634	$13,558	$1,446,294
Adjustments recorded in connection with the Regional Programming Partners restructuring	—	(460,853)	14,026	—	(446,827)
Reclassification as a result of the Regional Programming Partners restructuring	—	32,755	(32,755)	—	—
Impairment loss	—	—	(4,963)	—	(4,963)
Other	—	—	1,032	899	1,931
Balance as of September 30, 2005	$206,971	$724,033	$50,974	$14,457	$996,435

See Note 7 for a discussion of changes to acquired intangible assets primarily as a result of the Regional Programming Partners restructuring.

NOTE 15.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of certain employees other than those of the theater business.  The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$5,942	$6,219	$18,878	$18,687
Interest cost	1,433	1,266	4,639	3,804
Expected return on plan assets	(1,869)	(1,521)	(6,035)	(4,559)

Net periodic benefit cost	$5,506	$5,964	$17,482	$17,932

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $26,000 to its Retirement Plan in 2005.  As of September 30, 2005, contributions of approximately $26,000 have been made.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net from continuing operations
Telecommunications Services	$910,603	$788,256	$2,657,045	$2,303,501
Rainbow	211,878	233,954	616,560	702,538
Madison Square Garden	135,178	110,227	466,236	480,564
All other	19,029	25,811	62,499	62,687
Intersegment eliminations	(33,487)	(40,763)	(113,974)	(121,653)
Total	$1,243,201	$1,117,485	$3,688,366	$3,427,637

Adjusted operating cash flow from continuing operations
Telecommunications Services	$353,694	$317,438	$1,033,283	$901,784
Rainbow	46,059	44,738	114,795	133,420
Madison Square Garden	1,764	15,173	34,788	115,217
All Other	(22,887)	(10,571)	(49,557)	(47,047)
Total	$378,630	$366,778	$1,133,309	$1,103,374

	September 30,	December 31,
	2005	2004
Assets
Telecommunications Services	$4,476,691	$4,575,985
Rainbow	2,586,074	3,078,389
Madison Square Garden	1,843,721	1,821,500
Corporate, other and intersegment eliminations	1,080,005	1,491,796
Assets held for sale	217,985	436,852
	$10,204,476	$11,404,522

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net from continuing operations
Total revenue for reportable segments	$1,257,659	$1,132,437	$3,739,841	$3,486,603
Other revenue and intersegment eliminations	(14,458)	(14,952)	(51,475)	(58,966)
Total consolidated revenues, net	$1,243,201	$1,117,485	$3,688,366	$3,427,637

Adjusted operating cash flow to income (loss) from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$401,517	$377,349	$1,182,866	$1,150,421
All other adjusted operating cash flow	(22,887)	(10,571)	(49,557)	(47,047)
Adjusted operating cash flow	378,630	366,778	1,133,309	1,103,374
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(266,543)	(261,876)	(805,568)	(782,151)
Stock plan expense	(3,468)	(6,607)	(35,888)	(16,331)
Restructuring charges (credits)	(1,439)	1,203	(2,197)	(2,186)
Interest expense	(189,615)	(174,616)	(572,168)	(532,971)
Interest income	2,727	2,183	13,102	3,574
Equity in net income (loss) of affiliates	2,267	(6,234)	1,892	(7,349)
Write-off of deferred financing costs	—	(12,694)	—	(18,961)
Gain (loss) on sale of affiliate interests	(16)	—	65,467	—
Gain (loss) on investments, net	(20,207)	6,280	(97,354)	(9,906)
Gain (loss) on derivative contracts, net	10,915	21,623	75,450	(34,049)
Loss on extinguishment of debt	—	—	—	(72,495)
Minority interests	(2,822)	(6,904)	(2,630)	(45,864)
Miscellaneous, net	230	(13)	119	(41)
Loss from continuing operations before income taxes	$(89,341)	$(70,877)	$(226,466)	$(415,356)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States, primarily concentrated in the New York metropolitan area.

Concentrations and Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money markets funds or financial institutions that have received the highest rating awarded by S&P and Moody’s.  The Company had one customer that in the aggregate accounted for approximately 12% and 11% of the Company’s consolidated net trade receivable balances at September 30, 2005 and December 31, 2004, respectively, which exposes the Company to a concentration of credit risk.  Although this customer exceeded 10 percent of the Company’s consolidated net trade receivables, the Company does not have a single external customer which represents 10 percent or more of its consolidated revenues for the nine months ended September 30, 2005 and 2004.

NOTE 17.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

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

Time Warner Litigation

On November 14, 2003, American Movie Classics Company LLC (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  AMC sought a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties filed motions for summary judgment.  On July 8, 2005, the trial court granted Time Warner’s summary judgment motion as to liability (reserving the issue of damages for trial) and as to its right to a declaration that it may terminate the affiliation agreement, and the court dismissed AMC’s complaint.  On September 29, 2005, the parties signed a settlement agreement, and a stipulation discontinuing the action was filed with the court on October 5, 2005. As part of the settlement of the Time Warner litigation with AMC, the Company simultaneously entered into 11 separate agreements with Time Warner.  These agreements included amendments and enhancements to existing affiliation agreements for some of the Company’s programming services and new affiliation agreements and new distribution for other programming services of the Company.  The amendments included a long-term extension of Time Warner’s affiliation agreement with AMC with rate and positioning terms that are favorable to AMC.  Because of the long-term benefits to the Company from the extension and enhancement of the AMC agreement, substantially all of the required payments ($74,000 is payable to Time Warner over the 2005-2007 period) attributable to AMC have been capitalized as deferred carriage fees and will be amortized as a reduction to revenue over the remaining 13 year life of the extended AMC agreement.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allows the Committee to proceed with its claims against the Company.  The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  The complaints allege breaches of fiduciary duty by the Company’s directors for proposing and/or approving the transactions contemplated by the Dolan Family Group proposal letter dated June 19, 2005.  The complaints request injunctive relief to prevent consummation of the proposed transactions and unspecified damages.  On October 24, 2005, the Company received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal.

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

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company filed a motion to dismiss all claims asserted in the complaint.  On October 17, 2005, the court issued a decision granting the motion to dismiss with respect to Cablevision’s alleged “public misrepresentations” and denying that motion in all other respects.  The Company has filed a motion seeking a certification to allow an immediate appeal to the United States Court of Appeals for the Second Circuit from the portion of the decision denying defendants’ motion to dismiss.  The Company believes that the plaintiffs’ claims are without merit and is contesting them vigorously.

Madison Square Garden filed a petition in a proceeding in the Supreme Court of the State of New York, County of New York, entitled Madison Square Garden, L.P. v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden sought a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also sought preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35,000 collateralized bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.  On June 2, 2005, the trial court denied the requested relief and dismissed the proceeding.  On June 23, 2005, the Appellate Division, First Department, affirmed that dismissal.  Madison Square Garden filed a petition for review by the New York Court of Appeals, which was granted on September 20, 2005.  The Jets informed the MTA in August 2005 that they would not pursue a purchase of the development rights at issue in this proceeding.  The trial court ordered the release of the $35,000 bond in September 2005 and it was repaid to Madison Square Garden thereafter.

Accounting Related Investigations

The improper expense recognition matter previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  The Securities and Exchange Commission is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

NOTE 18.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	September 30, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,057,277	$2,057,277
Collateralized indebtedness	1,269,594	1,276,508
Senior notes and debentures	5,992,461	5,887,527
Senior subordinated notes and debentures	746,524	819,891
Notes payable	17,486	17,569
	$10,083,342	$10,058,772

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	5,991,564	6,374,401
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000
	$10,931,109	$11,433,458

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 19.              COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet decreased $314,400 to approximately $3,359,900 as compared to $3,674,300 outstanding at December 31, 2004.  The decrease represents primarily (i) sports programming rights relating to Fox Sports Net Florida and Fox Sports Net Ohio that were transferred to News Corporation in connection with the restructuring of Regional Programming Partners in April 2005, (ii) termination of commitment obligations relating to the shutdown of the Rainbow DBS distribution business, and (iii) payments made during the nine months ended September 30, 2005 on outstanding commitments.

NOTE 20.              OTHER MATTERS

On July 29, 2005, the National Basketball Association (“NBA”) and the National Basketball Players Association entered into a new collective bargaining agreement (“CBA”).  Among other changes, the new CBA changed the way luxury tax on player salaries is calculated.  Under the expired CBA, if the relationship of league-wide player salaries exceeded a specified percentage of defined league-wide basketball related income (“BRI”), teams whose salaries exceeded a specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new agreement, teams will pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league wide player salaries to BRI.  While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35,000 for the 2003-2004 season.  Based on the NBA’s new CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season and the amount is currently estimated to approximate the amount paid for the 2003-2004 season.  In the third quarter of 2005, Madison Square Garden accrued $12,900 in luxury tax for a player who had previously been waived but whose salary for the 2005-2006 and 2006-2007 seasons will nevertheless be subject to luxury tax under the new CBA.  When the season began, in the fourth quarter of 2005, Madison Square Garden began accruing its estimated luxury tax for its other players for the 2005-2006 season.

Effective September 16, 2004 the National Hockey League (“NHL”) commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players’ Association (“NHL Players’ Association”). The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement (“CBA”) ending the lockout.  The new CBA includes an automatic 24% salary reduction for existing player contracts and establishes a team salary cap for each season of the CBA based on a percentage of hockey-related revenues.  The team salary cap for the 2005-2006 season is approximately $39,000.  The new CBA also provides for a revenue sharing system by which the top ten teams in terms of gross preseason and regular season revenue (as defined in the CBA), will be required to contribute to a fund which will be distributed to other teams under certain defined circumstances.  The Company currently expects that its NHL team will be one of the top ten revenue teams in the NHL in 2005/06 and will be required to contribute to the revenue sharing fund.

NOTE 21.              SUBSEQUENT EVENTS

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro-rata distribution to all Company stockholders of Rainbow Media Holdings (which includes the Company’s programming operations and

Madison Square Garden).  The Company’s Board of Directors appointed a special transaction committee of independent directors to review the proposal. The special transaction committee retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.

On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal to acquire the outstanding, publicly-held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  In this letter, the Dolan Family Group also recommended that the Company’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all stockholders.  The Board of Directors is considering the proposal.

On October 31, 2005, Cablevision’s Board of Directors authorized management to take all steps that would be necessary to implement a $3 billion special dividend payable pro rata to all stockholders subject to (i) satisfying applicable legal standards, (ii) obtaining the necessary financing on terms and conditions acceptable to the Board, (iii) establishment by the Board of the record date, payment date and final dividend declaration of the special dividend in accordance with applicable New York Stock Exchange requirements and (iv) final Board approval after completion of its ongoing analysis of the proposed dividend.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include but are not limited to:

•                  the level of our revenues;

•                  competition from existing competitors (such as DBS providers) and new competitors (telephone companies) entering our franchise areas;

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

•                  developments in the government investigations relating to improper expense recognition and the timing of recognition of launch support, marketing and other payments under affiliation agreements;

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

•                  the level of capital expenditures;

•                  the level of our expenses;

•                  pending and future acquisitions and dispositions of assets, including the consummation of the sale of Rainbow 1 to a subsidiary of EchoStar;

•                  the demand for our VOOM HD programming among other cable television and satellite providers;

•                  market demand for new services;

•                  whether any pending uncompleted transactions, are completed on the terms and at the times set forth (if at all);

•                  whether our Board of Directors decides to declare a $3 billion dividend as recommended by the Dolan Family Group, and, if it does so, the terms of the financing incurred to fund the dividend;

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

Our cable television video services, which accounted for 50% of our consolidated revenues for the nine months ended September 30, 2005, face competition from the direct broadcast satellite business. There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as interactive gaming and video-on-demand.  If and when telephone companies such as Verizon and SBC begin to provide video services on a broad scale in our service areas (see below), they could present a serious challenge.

Our high-speed data services business, which accounted for 15% of our consolidated revenues for the nine months ended September 30, 2005, faces competition from DSL providers.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  In addition, with approximately 48% of our basic subscribers now subscribing to our high-speed data service, opportunities to expand that base at the current pace may be limited.  The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

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

Telephone companies continue constructing fiber-based systems designed to provide video programming and other services in parts of our service area and to announce plans for construction in additional parts.  These companies are also beginning to provide voice and data services (but not video services) over some of these systems.  With respect to video services, telephone companies are pursuing franchises that will allow them to provide such services and advocating for legislation in certain jurisdictions to expedite the process.

Lightpath, our commercial telephone and broadband business, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies – both incumbent local exchange companies, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 17% of our consolidated revenues for the nine months ended September 30, 2005, we earn revenues in two principal ways.  First, we receive affiliate fee payments from operators of cable television systems and direct broadcast satellite operators.  These revenues are earned under multi-year affiliation agreements with those companies.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks.  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable and satellite operators we have the right to sell a specific amount of advertising time on our programs.  Our advertising revenues are more variable than affiliate fees.  This is because most of our advertising is sold on a short-term basis, not under long-term contracts.  Our advertising revenues also vary based upon the popularity of our programming as measured by rating services.

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

In April 2005, the Company restructured its Regional Programming Partnership with various subsidiaries of News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company now also owns 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England.  The Company continues to own 60% of Fox Sports Net Bay Area.  In addition, the $150 million promissory notes payable to News Corporation and accrued interest of $3 million were contributed by News Corporation to Regional Programming Partnership for no additional consideration and were cancelled without any payment being made on them. In connection with the restructuring, the Company no longer consolidates the operating results or the assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida.  The assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida are reflected on the Company’s consolidated balance sheets as of December 31, 2004 as assets held for sale and liabilities held for sale.  The operating results of these businesses, excluding certain allocations of general and administrative costs from the Company that were not eliminated upon the sale of these businesses, have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

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

Madison Square Garden

Madison Square Garden (MSG), which accounted for 13% of our consolidated revenues for the nine months ended September 30, 2005, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”)), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association, the MSG Networks sports programming business, and an entertainment business.  It also operates the Madison Square Garden arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (sports and entertainment venues), and faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our venues, from food, beverage and merchandise sales at our venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by broadcasters and programming services that telecast events of third party sports teams which are under contract with MSG Networks along with the Knicks and Rangers.  This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

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

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing the professional sports teams’ results of operations.

Effective September 16, 2004 the NHL commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players’ Association (“NHL Players’ Association”). The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement (“CBA”) ending the lockout. The new CBA includes an automatic 24% salary reduction for existing player contracts and establishes a team salary cap for each season of the CBA based on a percentage of hockey-related revenues.  The team salary cap for the 2005-2006 season is approximately $39 million.  The new CBA also provides for a revenue sharing system by which the top ten teams in terms of gross preseason and regular season revenue (as defined in the CBA), will be required to contribute to a fund which will be distributed to other teams under certain circumstances.  The Company currently expects that its NHL team will be one of the top ten revenue teams in the NHL in 2005/06 and will be required to contribute to the revenue sharing fund.

On July 29, 2005, the NBA and the National Basketball Players Association entered into a new collective bargaining agreement (“CBA”).  Among other changes, the new CBA changed the way luxury tax on player salaries is calculated.  Under the expired CBA, if the relationship of league-wide player salaries exceeded a specified percentage of defined league-wide basketball related income (“BRI”), teams whose salaries exceeded a specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new agreement, teams will pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league wide player salaries to BRI.  While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35 million for the 2003-2004 season.  Based on the NBA’s new CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season and the amount is currently estimated to approximate the amount paid for the 2003-2004 season.  In the third quarter of 2005, Madison Square Garden accrued $12.9 million in luxury tax for a player who had previously been waived but whose salary for the 2005-2006 and 2006-2007 seasons will nevertheless be subject to luxury tax under the new CBA.  When the season began, in the fourth quarter of 2005, Madison Square Garden began accruing its estimated luxury tax for its other players for the 2005-2006 season.

The success of our MSG Networks sports programming business is affected by our ability to secure desired programming of professional sports teams, in addition to our proprietary programming. The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising.  In the second quarter of 2004, the New York Mets gave notice of termination of its broadcast rights agreement with MSG Networks.  The termination of the rights agreement was effective after the end of the 2005 baseball season. Although the termination of the rights agreement will have a negative impact on Madison Square Garden’s revenue, we do not believe that it will have a significant impact on Madison Square Garden’s results of operations.

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

2004 Transactions.  In 2004, Rainbow DBS invested approximately $85 million in exchange for a substantial interest in an entity that acquired licenses from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.

In July 2004, Northcoast Communications, a 49.9% owned subsidiary of the Company, completed its sale of its wholly-owned subsidiary, Cleveland PCS, to an unaffiliated entity.  The Company did not record any gain or loss in connection with the sale.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2005		2004		(Increase)
		% of Net		% of Net	Decrease
	Amount	Revenues	Amount	Revenues	in Net Loss
	(dollars in thousands)

Revenues, net	$1,243,201	100%	$1,117,485	100%	$125,716

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	549,086	44	475,063	43	(74,023)
Selling, general and administrative	318,953	26	282,168	25	(36,785)
Other operating expense	—	—	83		83
Restructuring charges (credits)	1,439	—	(1,203)	—	(2,642)
Depreciation and amortization (including impairments)	266,543	21	261,876	23	(4,667)
Operating income	107,180	9	99,498	9	7,682
Other income (expense):
Interest expense, net	(186,888)	(15)	(172,433)	(15)	(14,455)
Equity in net income (loss) of affiliates	2,267	—	(6,234)	(1)	8,501
Write-off of deferred financing costs	—	—	(12,694)	(1)	12,694
Loss on sale of affiliate interests	(16)	—	—	—	(16)
Gain (loss) on investments, net	(20,207)	(2)	6,280	1	(26,487)
Gain on derivative contracts, net	10,915	1	21,623	2	(10,708)
Minority interests	(2,822)	—	(6,904)	(1)	4,082
Miscellaneous, net	230	—	(13)	—	243
Loss from continuing operations before income taxes	(89,341)	(7)	(70,877)	(6)	(18,464)
Income tax benefit	26,034	2	28,632	3	(2,598)
Loss from continuing operations	(63,307)	(5)	(42,245)	(4)	(21,062)
Income (loss) from discontinued operations, net of taxes	427	—	(20,930)	(2)	21,357
Net loss	$(62,880)	(5)%	$(63,175)	(6)%	$295

	Nine Months Ended September 30,
	2005		2004		(Increase)
		% of Net		% of Net	Decrease
	Amount	Revenues	Amount	Revenues	in Net Loss
	(dollars in thousands)

Revenues, net	$3,688,366	100%	$3,427,637	100%	$260,729

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,621,428	44	1,572,285	46	(49,143)
Selling, general and administrative	969,517	26	864,066	25	(105,451)
Other operating income	—	—	(95,757)	(3)	(95,757)
Restructuring charges	2,197	—	2,186	—	(11)
Depreciation and amortization (including impairments)	805,568	22	782,151	23	(23,417)
Operating income	289,656	8	302,706	9	(13,050)
Other income (expense):
Interest expense, net	(559,066)	(15)	(529,397)	(15)	(29,669)
Equity in net income (loss) of affiliates	1,892	—	(7,349)	—	9,241
Write-off of deferred financing costs	—	—	(18,961)	(1)	18,961
Gain on sale of affiliate interests	65,467	2	—	—	65,467
Loss on investments, net	(97,354)	(3)	(9,906)	—	(87,448)
Gain (loss) on derivative contracts, net	75,450	2	(34,049)	(1)	109,499
Loss on extinguishment of debt	—	—	(72,495)	(2)	72,495
Minority interests	(2,630)	—	(45,864)	(1)	43,234
Miscellaneous, net	119	—	(41)	—	160
Loss from continuing operations before income taxes	(226,466)	(6)	(415,356)	(12)	188,890
Income tax benefit	56,182	2	116,976	3	(60,794)
Loss from continuing operations	(170,284)	(5)	(298,380)	(9)	128,096
Income (loss) from discontinued operations, net of taxes	210,490	6	(64,450)	(2)	274,940
Income (loss) before extraordinary item	40,206	1	(362,830)	(11)	403,036
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—	7,436
Net income (loss)	$40,206	1%	$(370,266)	(11)%	$410,472

Comparison of Three and Nine Months Ended September 30, 2005 Versus Three and Nine Months Ended September 30, 2004

Consolidated Results – Cablevision Systems Corporation

The individual line items discussed below do not reflect intersegment eliminations unless specifically indicated.

Revenues, net for the three and nine months ended September 30, 2005 increased $125.7 million (11%) and $260.7 million (8%) as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2005
	(dollars in millions)

Increase in revenue from high-speed data and VoIP services	$70.2	$193.8
Higher revenue from cable television services	37.7	104.8
Increases in video-on-demand and pay-per-view services	5.4	18.1
Increase in AMC, IFC and WE revenues	13.9	28.6
Decreased revenue in the other Rainbow programming businesses	(36.0)	(114.6)
Increase (decrease) in Madison Square Garden’s revenue	25.0	(14.3)
Other net increases, net of inter-segment eliminations	9.5	44.3
	$125.7	$260.7

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

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

Technical and operating expenses for the three and nine months ended September 30, 2005 increased $74.0 million (16%) and $49.1 million (3%), respectively, compared to the same periods in 2004.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2005
	(dollars in millions)

Increase (decrease) in Madison Square Garden’s expenses	$32.3	$(53.3)
Net decrease in the Rainbow segment’s contractual rights, programming and production costs	(22.4)	(69.6)
Increase in programming costs of the Telecommunications Services segment	28.9	86.3
Increase in network management and field service costs of the Telecommunications Services segment	18.5	48.9
Increase in call completion costs related to the VoIP business of the Telecommunications Services segment	7.5	19.7
Other net increases, net of inter-segment eliminations	9.2	17.1
	$74.0	$49.1

As a percentage of revenues, technical and operating expenses increased 1% during the three months ended September 30, 2005 and decreased 2% during the nine months ended September 30, 2005 as compared to the same periods in 2004.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers.  Selling, general and administrative expenses increased $36.8 million (13%) and $105.5 million (12%) for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2005
	(dollars in millions)
Increase (decrease) in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	$(3.1)	$19.6
Increase in sales and marketing costs	19.1	40.2
Increase in customer service costs of the Telecommunications Services segment	7.6	22.8
Increase in general and administrative costs, net of a decrease in costs relating to the investigation into improper expense recognition and launch support, marketing and other payments under affiliation agreements	11.9	27.8
Increase in expenses relating to a long-term incentive plan	5.4	1.9
Other net decreases, net of inter-segment eliminations	(4.1)	(6.8)
	$36.8	$105.5

As a percentage of revenues, selling, general and administrative expenses increased 1% for both the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  Excluding the effects of the stock plan, as a percentage of revenues such costs remained constant.

Restructuring charges (credits) amounted to $1.4 million and $2.2 million for the three and nine months ended September 30, 2005 compared to $(1.2) million and $2.2 million for the three and nine months ended September 30, 2004.

Depreciation and amortization expense (including impairments) increased $4.7 million (2%) and $23.4 million (3%) for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increases resulted primarily from depreciation of new fixed assets, an impairment charge of $6.3 million in the 2005 nine month period and an increase in amortization expense as a result of an increase in amortizable intangibles resulting from the Regional Programming Partners transaction.

Net interest expense increased $14.5 million (8%) and $29.7 million (6%) during the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2005
	(dollars in millions)

Increase due to higher average debt balances and higher average interest rates	$18.3	$102.5
Decrease in dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock due to their redemption in May 2004	—	(60.6)
Higher interest income	(0.5)	(9.5)
Other net decreases	(3.3)	(2.7)
	$14.5	$29.7

Equity in net income (loss) of affiliates amounted to $2.3 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, compared to $(6.2) million and $(7.3) million for the same periods in 2004.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority equity method ownership interests.

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

Gain on sale of affiliate interests of $65.5 million for the nine months ended September 30, 2005 resulted primarily from the Company and News Corporation’s restructuring of their ownership of National Sports Partners and National Advertising Partners.

Loss on extinguishment of debt of $72.5 million in the nine months ended September 30, 2004 represents premiums of $58.2 million on the redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock and $14.3 million on the early redemption of CSC Holdings’ 9-7/8% senior subordinated debentures.

Gain (loss) on investments, net for the three and nine months ended September 30, 2005 of $(20.2) million and $(97.4) million and for the three and nine months ended September 30, 2004 of $6.3 million and $(9.9) million, respectively, consists primarily of the net increase or decrease in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Inc. (through October 2004), Comcast, General Electric, and Leapfrog common stock owned by the Company.

Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2005 and 2004 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Unrealized and realized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless (2004 periods), Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$20.6	$3.9	$89.6	$(8.9)
Loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	—	—	—	(31.7)
Unrealized and realized gain (loss) on interest rate swap contracts	(9.7)	17.7	(14.2)	6.5
	$10.9	$21.6	$75.4	$(34.1)

Minority interests represent other parties’ share of the net income (loss) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the three and nine months ended September 30, 2005 and 2004 minority interests consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
News Corporation’s 40% share of the net (income) loss of Regional Programming Partners	$—	$(6.6)	$2.6	$(44.9)
News Corporation’s 40% share of the net income of Fox Sports Net Bay Area	(2.4)	—	(4.9)	—
Other	(0.4)	(0.3)	(0.3)	(1.0)
	$(2.8)	$(6.9)	$(2.6)	$(45.9)

Income tax benefit attributable to continuing operations of $26.0 million and $56.2 million for the three and nine months ended September 30, 2005 resulted primarily from the pretax loss, partially offset by the impact of non-deductible expenses, state taxes and increases in the valuation allowance of $0.9 million and $5.4 million for the three and nine months ended September 30, 2005, respectively, relating to certain state net operating loss carry forwards.

Income tax benefit attributable to continuing operations amounted to $28.6 million and $117.0 million for the three and nine months ended September 30, 2004.  The income tax benefit in the three month period ended September 30, 2004 resulted primarily from the pretax loss, partially offset by the impact of non-deductible expenses, state taxes and an increase in the valuation allowance of $0.3 million relating to certain state net operating loss carry forwards.  The income tax benefit in the nine month period ended September 30, 2004 resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an increase in the valuation allowance of $3.5 million relating to certain state net operating loss carry forwards.

Income (loss) from discontinued operations, net of taxes for the three and nine months ended September 30, 2005 and 2004 reflects the following items associated with assets held for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Net operating results of the Rainbow DBS distribution business including shutdown costs, net of taxes	$0.4	$(27.0)	$(64.2)	$(75.1)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	6.1	6.7	16.4
Gain on sale of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	—	265.5	—
Loss on sale of Bravo programming service, net of taxes	—	—	—	(1.0)
Loss on sale of the retail electronics business, net of taxes	—	—	—	(4.8)
Other, net of taxes	—	—	2.5	—
	$0.4	$(20.9)	$210.5	$(64.5)

Extraordinary loss, net of income taxes of $7.4 million for the nine months ended September 30, 2004 resulted from Rainbow DBS’s investment in DTV Norwich, LLC and represents the excess of the purchase price over the fair market value of the acquired assets.

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into three segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, Voice over Internet Protocol (“VoIP”) and our commercial data and voice services operations;

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

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$910,603	100%	$788,256	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	382,648	42	320,908	41
Selling, general and administrative expenses	176,509	19	153,194	19
Restructuring credits	—	—	(62)	—
Depreciation and amortization	209,861	23	199,395	25
Operating income	$141,585	16%	$114,821	15%

	Nine Months Ended September 30,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)

Revenues, net	$2,657,045	100%	$2,303,501	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	1,112,981	42	941,936	41
Selling, general and administrative expenses	528,221	20	466,195	20
Restructuring charges	1,171	—	550	—
Depreciation and amortization	626,085	24	585,330	25
Operating income	$388,587	15%	$309,490	13%

Revenues, net for the three and nine months ended September 30, 2005 increased $122.3 million (16%) and $353.5 million (15%) as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2005
	(dollars in millions)

Increase in revenue from high-speed data services and VoIP services	$70.2	$193.8
Higher recurring revenue from cable television services	37.7	104.8
Increase in video-on-demand and pay-per-view services	5.4	18.1
Other net increases, net of intra-segment eliminations	9.0	36.8
	$122.3	$353.5

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2005 increased $61.7 million (19%) and $171.0 million (18%) compared to the same periods in 2004.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2005
	(dollars in millions)

Increase in programming costs	$28.9	$86.3
Increase in network management and field service costs	18.5	48.9
Increase in call completion costs related to the VoIP business	7.5	19.7
Other net increases, net of intra-segment eliminations	6.8	16.1
	$61.7	$171.0

As a percentage of revenues, technical and operating expenses increased 1% for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.

Selling, general and administrative expenses increased $23.3 million (15%) and $62.0 million (13%) for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2005
	(dollars in millions)

Increase in sales and marketing costs	$12.8	$29.4
Increase in customer service costs	7.6	22.8
Increase (decrease) in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	(1.0)	11.0
Increase in expenses relating to a long-term incentive plan	2.8	3.3
Other general and administrative cost increases	3.1	0.7
Other net decreases, net of intra-segment eliminations	(2.0)	(5.2)
	$23.3	$62.0

As a percentage of revenues, selling, general and administrative expenses remained constant for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  Excluding the effects of the stock plan, as a percentage of revenues such costs remained constant for the three months ended September 30, 2005 and decreased 1% for the nine months ended September 30, 2005 as compared to the same periods in 2004.

Restructuring charges amounted to $1.2 million for the nine months ended September 30, 2005 compared to $0.6 million in the comparable period in 2004.  The restructuring amounts are comprised primarily of expenses associated with the elimination of positions, including severance and outplacement costs.

Depreciation and amortization expense increased $10.5 million (5%) and $40.8 million (7%) for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  The increases resulted primarily from depreciation of new fixed assets, primarily subscriber devices and increases in amortization expense relating to other amortizable intangibles.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Rainbow segment.

	Three Months Ended September 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues, net	$211,878	100%	$233,954	100%
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	88,685	42	110,379	47
Selling, general and administrative expenses	77,832	37	80,878	35
Restructuring charges (credits)	—	—	842	—
Depreciation and amortization (including impairments)	26,154	12	30,766	13
Operating income	$19,207	9%	$11,089	5%

	Nine Months Ended September 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues, net	$616,560	100%	$702,538	100%
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	256,814	42	326,293	46
Selling, general and administrative expenses	257,154	42	245,877	35
Restructuring charges	103	—	834	—
Depreciation and amortization (including impairments)	86,860	14	94,680	13
Operating income	$15,629	3%	$34,854	5%

Revenues, net for the three and nine months ended September 30, 2005 decreased $22.1 million (9%) and $86.0 million (12%) as compared to revenues for the same periods in 2004.  Approximately $33.2 million and $96.6 million, respectively, of the decreases were due to lower revenues at Fox Sports Net Chicago as a result of the termination of certain affiliation agreements following the loss of distribution rights agreements with two major suppliers of professional sports content and to payments not being made in accordance with an existing affiliation agreement.  Fox Sports Net Bay Area’s net revenue decreased approximately $5.4 million in the 2005 nine month period due to the inclusion in 2004 of certain non-recurring revenue items.  Film distribution revenues decreased $0.2 million and $8.9 million for the three and nine months ended September 30, 2005.  Other net revenue increases (decreases) amounted to $1.6 million and $(1.2) million for the three and nine months ended September 30, 2005, respectively, including the positive impact on affiliate revenue in the third quarter of 2005 related to the recognition in the third quarter of affiliate revenue attributable to the second quarter that was not recognized in the second quarter due to a contractual dispute.  In addition, advertising revenue increased approximately $9.7 million and $26.1 million for the three and nine months ended September 30, 2005, respectively.

Technical and operating expenses (excluding depreciation, amortization and impairments) for the three and nine months ended September 30, 2005 decreased $21.7 million (20%) and $69.5 million (21%), respectively, compared to the same periods in 2004.  Approximately $23.1 million and $71.2 million of the decreases resulted from the termination of distribution rights agreements with two of Fox Sports Net Chicago’s major suppliers of sports content.  These amounts were partially offset by increases of $1.4 million and $1.7 million, respectively, resulting from net increases in programming and contractual costs.  As a percentage of revenues, technical and operating expenses decreased 5% and 4% during the 2005 periods as compared to the 2004 periods.

Selling, general and administrative expenses decreased $3.0 million (4%) for the three months ended September 30, 2005 and increased $11.3 million (5%) for the nine months ended September 30, 2005 as compared to the same periods in 2004.  The net decrease for the three months ended September 30, 2005 consisted of a decrease of $5.3 million from lower administrative costs, including a decrease in costs relating to the investigation into improper expense recognition and a decrease of $1.3 million related to stock plan charges, partially offset by an increase of $1.9 million in charges related to a long-term incentive plan and an increase of $1.7 million from higher sales, marketing and advertising costs, The net increase for the nine months ended September 30, 2005 consisted of an increase of $9.2 million related to stock plan charges, an increase of $5.6 million in charges related to a long-term incentive plan, and an increase of $1.9 million resulting from higher sales, marketing and advertising costs, partially offset by a decrease of $5.4 million due to lower administrative costs, including a decrease in costs relating to the investigation into improper expense recognition.  As a percentage of revenues, selling, general and administrative expenses increased 2% and 7% for the three and nine months ended September 30, 2005 compared to the same periods in 2004.  Excluding the effects of the stock plan, as a percentage of revenue such expenses increased 2% and 5% for the three months and nine months, respectively, ended September 30, 2005 as compared to the same periods in 2004.

Depreciation and amortization expense (including impairments) decreased $4.6 million (15%) and $7.8 million (8%) for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  Decreases of approximately $2.4 million and $11.0 million, respectively, were primarily due to certain intangibles becoming fully amortized in 2004 and decreases of $2.2 million and $3.1 million resulted from certain fixed assets becoming fully depreciated.  The decrease in the nine month period was partially offset by increases of $5.5 million resulting from the impairment of certain intangibles and $0.8 million from the impairment of fixed assets.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Three Months Ended September 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues, net	$135,178	100%	$110,227	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	93,261	69	60,977	55
Selling, general and administrative expenses	40,917	30	35,131	32
Restructuring charges	—	—	143	—
Depreciation and amortization	16,772	12	11,197	10
Operating income (loss)	$(15,772)	(12)%	$2,779	3%

	Nine Months Ended September 30,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(dollars in thousands)
Revenues, net	$466,236	100%	$480,564	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	308,851	66	362,181	75
Selling, general and administrative expenses	127,867	27	100,189	21
Other operating income	—	—	(95,840)	(20)
Restructuring charges	366	—	4,101	1
Depreciation and amortization	46,383	10	34,252	7
Operating income (loss)	$(17,231)	(4)%	$75,681	16%

Revenues, net for the three and nine months ended September 30, 2005 increased $25.0 million (23%) and decreased $14.3 million (3%), respectively, as compared to revenues for the comparable periods in 2004.  These changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2005
	(dollars in millions)
Net impact of National Hockey League (NHL) cancellation of 2004/2005 season	$1.8	$(50.2)
Absence of National Basketball Association expansion revenue received in 2004	—	(10.3)
Absence of Knicks playoff related revenue	—	(6.2)
Net lower revenues from other events at Madison Square Garden and Radio City Music Hall	(7.8)	(5.5)
Other net decreases	(0.8)	(0.9)
MSG Networks revenues:
Increase in affiliate revenues due to retroactive rate adjustments related to the periods prior to July 1, 2005 and January 1, 2005, respectively	13.2	17.8
Increases in other Network revenues, primarily from affiliates including rate adjustments related to the three and nine month periods ended September 30, 2005 (excluding the impact of the cancellation of the NHL 2004/2005 season and the Knicks playoffs reflected above)	19.3	33.9
Higher (lower) Knicks related regular season revenues	(0.7)	7.1
	$25.0	$(14.3)

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2005 increased $32.3 million (53%) and decreased $53.3 million (15%), respectively, over the same 2004 periods.  The three month increase was primarily driven by higher net provisions for certain team personnel transactions of $35.3 million. These net provisions include the reversal of certain purchase accounting liabilities established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden aggregating approximately $21.9 million, along with the cost resulting from a player’s career ending injury, net of anticipated insurance premiums, the cost of certain players who were waived in the third quarter of 2005 and the luxury tax associated with a player who was waived prior to the new NBA CBA and whose contractual obligations are now subject to luxury tax.  This increase was partially offset by other net decreases of $3.0 million which includes decreased costs associated with the lower revenues from other events at Madison Square Garden and Radio City Music Hall discussed above, partially offset by higher rights fees for MSG Networks.  The nine month decrease was primarily driven by a reduction in costs attributable to the cancellation of the NHL 2004-2005 season of $69.1 million, lower provisions for NBA luxury tax of $21.7 million and by the absence of Knicks playoff expenses and the decreased costs associated with the lower revenues from other events at Madison Square Garden and Radio City Music Hall during the nine month period discussed above, aggregating $5.4 million.  These decreases in the nine month period were partially offset by net increases of $42.9 million due primarily to higher net provisions for certain transactions relating to team personnel and higher rights fees for MSG Networks.

Selling, general, and administrative expenses for the three and nine months ended September 30, 2005 increased $5.8 million (16%) and $27.7 million (28%), respectively, as compared to the comparable periods in 2004. The three month increase was primarily driven by higher charitable contributions. The nine month increase was primarily driven by higher professional fees and other costs relating primarily to the Company’s efforts to acquire the development rights over the New York Metropolitan Transportation Authority’s Hudson Rail Yards and opposition to the proposal to build a stadium in Manhattan, higher charitable contributions and an increase in expenses related to employee compensation and related benefits, including stock and long term incentive plans.

Restructuring charges of $0.4 million for the nine months ended September 30, 2005 primarily represent charges recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions.  Restructuring charges of $0.1 million and $4.1 million for the three and nine months ended September 30, 2004, respectively, represent severance costs associated with the elimination of certain staff positions in 2004, as well as an additional charge recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions in 2003.

Other operating income of $95.8 million in 2004 results from the notice of termination of Madison Square Garden’s broadcast rights agreement with the New York Mets.  In the second quarter of 2004, the New York Mets gave notice of termination of their rights agreement with Madison Square Garden, and with the notice paid Madison Square Garden a contractually obligated termination fee of $54.0 million.  The termination of the rights agreement will be effective after the 2005 baseball season.  In addition, Madison Square Garden recorded a $41.8 million credit in the second quarter of 2004 reflecting the reversal of a purchase accounting liability related to this rights agreement.

Depreciation and amortization expense for the three and nine months ended September 30, 2005 increased $5.6 million (50%) and $12.1 million (35%), respectively, as compared to the same 2004 periods.  Increases of $3.4 million and $7.3 million for the three and nine month periods, respectively, resulted from higher amortization of intangibles primarily due to certain intangible assets recorded as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  Increases of $2.2 million and $4.8 million for the three and nine month periods, respectively, resulted from higher depreciation expense primarily due to the acceleration of deprecation of certain MSG Arena assets due to the planned renovation.

Discontinued Operations

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business have been classified as discontinued operations for all periods presented. Income from discontinued operations, net of taxes, for the nine months ended September 30, 2005 amounted to $210.5 million and includes a gain of $265.5 million, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $648.0 million for the nine months ended September 2005 compared to $484.1 million for the nine months ended September 30, 2004.  The 2005 cash provided by operating activities resulted from $635.3 million of income before depreciation and amortization, $37.7 million of non-cash items, $130.3 million from an increase in accounts payable and accrued and other liabilities, and $72.8 million from a net increase in current and non-current deferred carriage fees payable, partially offset by decreases in cash resulting from a $121.4 million increase in feature film inventory resulting from new film licensing agreements, an $81.1 million increase in deferred carriage fees and a $25.6 million increase in current and other assets.  The increase of $81.1 million in deferred carriage fees and an offsetting increase in current and non-current liabilities of $73.2 million, including an approximate increase of $7.9 million included in other current and non-current liabilities, arose primarily as one part of a series of multiple agreements entered into simultaneously with the settlement of the litigation between AMC and Time Warner.

The net cash provided by operating activities of $484.1 million for the nine months ended September 2004 resulted primarily from $483.8 million of income before depreciation and amortization and $138.2 million of non-cash items, $64.3 million resulting from an increase in feature film rights payable and $61.1 million from an increase in accounts payable and accrued and other liabilities, partially offset by decreases in cash resulting from a $206.5 million increase in feature film inventory resulting from new film licensing agreements and $56.8 million from an increase in current and other assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 was $537.9 million compared to $578.1 million for the nine months ended September 30, 2004.  The 2005 investing activities consisted primarily of $540.1 million of capital expenditures, partially offset by other net cash receipts of $2.2 million.

Net cash used in investing activities for the nine months ended September 30, 2004 consisted primarily of $518.7 million of capital expenditures, an $84.7 million payment for an acquisition and other net cash payments of $4.8 million, partially offset by $30.1 million received in connection with Northcoast Communications’ sale of PCS licenses, representing the release of funds held in escrow to provide for post-closing adjustments and any potential indemnification claims.

Financing Activities

Net cash used in financing activities amounted to $431.5 million for the nine months ended September 30, 2005 compared to net cash provided by financing activities of $791.4 million for the nine months ended September 30, 2004.  In 2005, the Company’s financing activities consisted primarily of net repayments of bank debt of $432.2 million, partially offset by other net cash receipts of $0.7 million.

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

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to $98.8 million for the nine months ended September 30, 2005 compared to $71.9 million for the nine months ended September 30, 2004.

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

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures for continuing operations as of and for the nine months ended September 30, 2005, respectively:

	Restricted Group (2)	Rainbow National Services	Other Entities		Total
	(dollars in thousands)
Bank debt	$1,460,277	$597,000	$—		$2,057,277
Capital leases	1,503	1,843	58,378		61,724
Notes payable	17,486	—	—		17,486
Senior notes and debentures	4,194,321	298,140	1,500,000	(1)	5,992,461
Senior subordinated notes and debentures	250,000	496,524	—		746,524
Collateralized indebtedness relating to stock monetizations	—	—	1,269,594		1,269,594
Total debt	$5,923,587	$1,393,507	$2,827,972		$10,145,066
Interest expense	$333,480	$89,751	$148,937		$572,168
Capital expenditures	$456,189	$412	$83,457		$540,058

(1)                      Issued by Cablevision Systems Corporation.

(2)                      Issued by CSC Holdings, Inc. and certain subsidiaries, defined below.

Recent Events

Dolan Family Group Proposal

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro-rata distribution to all Company stockholders of Rainbow Media Holdings.  The Company’s Board of Directors appointed a special transaction committee of independent directors to review the proposal.  The special transaction committee retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel. On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal to acquire the outstanding, publicly-held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  In this letter, the Dolan Family Group also recommended that the Company’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all stockholders.  The Board of Directors is considering the proposal.

On October 31, 2005, Cablevision’s Board of Directors authorized management to take all steps that would be necessary to implement a $3 billion special dividend payable pro rata to all stockholders subject to (i) satisfying applicable legal standards, (ii) obtaining the necessary financing on terms and conditions acceptable to the Board, (iii) establishment by the Board of the record date, payment date and final dividend declaration of the special dividend in accordance with applicable New York Stock Exchange requirements and (iv) final Board approval after completion of its ongoing analysis of the proposed dividend.  If the Board were to approve the payment of a $3.0 billion special dividend, Cablevision would have to borrow approximately the full amount of the dividend.  The funds would be borrowed from some combination of bank debt and high yield issuances at Cablevision or CSC Holdings.  As a result of the additional borrowings, Cablevision’s leverage and debt service would increase significantly. (See Restricted Group discussion below)

Sale of Rainbow DBS Satellite to EchoStar

In October 2005, the Federal Communications Commission approved the sale of the Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar.  The Company expects to close on the sale in the fourth quarter of 2005 and the proceeds of $200 million are expected to be utilized to fund costs associated with the shutdown of its Rainbow DBS satellite distribution service, to repay bank debt, and/or for other general purposes (see Note 7 and Note 8 in the Company’s condensed consolidated financial statements).

Monetization Contract Maturities

Through September 2005, monetization contracts covering 1.9 million shares of our Charter Communications, 3.3 million shares of our AT&T Corp. and 1.0 million shares of our Adelphia Communications stock matured.  We settled our obligations under the related Charter Communications, AT&T and Adelphia Communications collateralized indebtedness by delivering an equivalent number of Charter Communications, AT&T and Adelphia Communications shares and the cash proceeds from the related equity derivative contracts.

Through September 2005, monetization contracts covering 5.4 million shares of our Comcast stock matured.  We settled our obligations under the related collateralized indebtedness by delivering cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares and, in certain cases, proceeds from a prepaid interest rate swap contract executed in conjunction with the equity derivative contract.  Terms of the new contracts are similar in all material respects to the contract that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

During the next twelve months, monetization contracts covering 4.4 million shares of AT&T stock, 7.2 million shares of Comcast stock, 5.6 million shares of Charter Communications stock and 12.7 million shares of General Electric stock also mature.  The Company intends to settle such transactions by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.

Regional Programming Partners Restructuring

In April 2005, the Company restructured its Regional Programming Partnership.  The Company now owns 100% of Madison Square Garden and Fox Sports Net Chicago, and 50% of Fox Sports New England, and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company continues to own 60% of Fox Sports Net Bay Area.  At closing of the transaction, the $150 million notes payable to News Corporation, including accrued interest of $3 million, were cancelled without any payments being made on them and Fox Sports Net Ohio and Fox Sports Net Florida were transferred with their respective cash on hand to News Corporation.  The operating results of these businesses have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Restricted Group

CSC Holdings and those of its subsidiaries which conduct our cable television and high-speed data service operations as well as our commercial telephone and high-speed data service throughout the New York metropolitan area comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the public debt securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.  As of September 30, 2005, our Restricted Group consisted of:  CSC Holdings and its subsidiaries holding our cable operations, which encompassed approximately 3.0 million subscribers (including approximately 1.8 million digital video subscribers); our consumer high-speed data services operations, which encompassed approximately 1.6 million subscribers; and the commercial telephone and high-speed data services operations of Lightpath throughout the New York metropolitan area.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group and borrowings.  In addition, during the second quarter of 2005, excess cash balances totaling approximately $474 million held by Rainbow Media Enterprises and various other entities were distributed to CSC Holdings and used to repay outstanding bank debt under the Restricted Group revolver.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data, and voice; debt service, including distributions made to Cablevision to service interest expense on its public debt securities; other corporate expenses and changes in working capital; as well as discretionary investments that it may fund from time to time, including investments to fund certain Rainbow programming operations.  The Restricted Group’s $2.4 billion credit facility matures on June 30, 2006.  The Company expects to be able to replace the existing credit facility prior to its maturity; however, if the facility cannot be renewed or extended, the Company will need significant amounts of funding to repay the obligations outstanding thereunder.  There is no assurance the Company will be able to refinance the facility on terms comparable to those of the existing facility.  Assuming the credit facility is renewed or extended, we currently expect that the net funding and investment requirements of the Restricted Group will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements through September 30, 2006.  If the Board were to approve the payment of a $3.0 billion special dividend, Cablevision would have to borrow approximately the full amount of the dividend in addition to amounts sufficient to replace the Restricted Group credit facility.  The funds would be borrowed from some combination of bank debt and high yield issuances at Cablevision or CSC Holdings.  As a result of the additional borrowings, Cablevision’ leverage and debt service would increase significantly.

As of November 2, 2005, total borrowings outstanding under the Restricted Group credit facility were $1,511.0 million and $48.4 million was reserved for letters of credit, with a resulting undrawn commitment of $ 840.6 million.

The Restricted Group credit facility is a direct obligation of CSC Holdings and is guaranteed by certain Restricted Group subsidiaries.  Principal financial covenants include (i) maximum total leverage ratio of  5.75 times cash flow (as defined based on the combined cash flow of the Restricted Group) through December 31, 2005 and 5.50 times thereafter through June 30, 2006, and (ii) minimum ratios for cash flow to interest expense and cash flow to debt service expense.  These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds.  Additional covenants include limitations on liens and the issuance of additional indebtedness.  There are generally no restrictions on distributions or investments that the Restricted Group may make, provided it is in compliance with its financial covenants.  The Restricted Group was in compliance with all of its financial covenants as of September 30, 2005.

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

Cablevision’s and CSC Holdings’ future access to the public debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In October 2005, Standard and Poor’s and Moody’s Investors Service announced that the Company’s ratings remain on Credit Watch with negative implication and under review for possible downgrade, respectively, following the announcement of the withdrawal of the proposal from the Dolan Family Group and the recommendation that the Company’s Board of Directors consider the declaration of a $3 billion one-time special dividend (see Recent Events).  Any downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact their ability to raise additional funds.

Rainbow National Services

Rainbow National Services LLC (“RNS”), our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE: Women’s Entertainment and IFC programming operations, generated positive cash from operations in 2004 and for the nine months ended September 30, 2005.  Its cash, plus proceeds from borrowings available to it, may provide funding to other Rainbow developing programming services, including the VOOM 21 high definition channels, subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of these other Rainbow programming entities will be funded by a combination of cash provided from Restricted Group borrowings and distributions from RNS.

The RNS credit facility is a $950 million senior secured credit facility, comprised of a $600 million term loan and a $350 million undrawn revolving credit facility secured by the assets and common equity interests of AMC, WE and IFC and guaranteed by AMC, WE and IFC and Rainbow Programming Holdings, RNS’s direct parent.  The term loan requires quarterly amortization of 0.25% of the original outstanding balance beginning June 30, 2005 through March 31, 2011 and 23.50% of the original outstanding balance thereafter through maturity.  Outstanding borrowings under the facility were $597.0 million as of November 2, 2005, resulting in undrawn revolver commitments of $350 million.

Financial covenants include (i) a maximum total leverage ratio of 6.75 times cash flow (as defined based on the combined cash flows of AMC, WE and IFC) through December 31, 2006 with reductions thereafter, (ii) a maximum senior leverage of 5.0 times cash flow, reduced to 4.75 times on October 1, 2005 through March 31, 2006, with further reductions thereafter, and (iii) minimum ratios for cash flow to interest expense and cash flow to debt service.  These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds available.  Additional covenants include limitations on liens, the issuance of additional indebtedness and distributions and investments.  Permitted distributions include (i) up to $150 million annually with a cumulative limit of $600 million to fund Rainbow DBS Holdings, Inc., the operations of which were discontinued as of

April 30, 2005, and (ii) up to $50 million annually, with a cumulative limit of $200 million, for other general purposes, and (iii) subject to having a maximum ratio of total debt to cash flow of 5.0 times, distributions of up to $300 million from the proceeds of permitted future debt offerings. RNS was in compliance with all of its financial covenants as of September 30, 2005.

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

RNS’s future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard and Poor’s.  In October 2005, Standard and Poor’s announced that the ratings of RNS remain on Credit Watch with negative implication following the announcement of the withdrawal of the proposal from the Dolan Family Group and the recommendation that the Company’s Board of Directors consider the declaration of a $3 billion one-time special dividend (see Recent Events).  The ratings from Moody’s Investors Service were unchanged.  Any future downgrade to RNS’s credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS’s ability to raise additional funds.

Commitments and Contingencies

As of September 30, 2005, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet decreased $314.4 million to approximately $3,359.9 million as compared to $3,674.3 million outstanding at December 31, 2004.  The decrease represents primarily (i) sports programming rights relating to Fox Sports Net Florida and Fox Sports Net Ohio that were transferred to News Corporation in connection with the restructuring of Regional Programming Partners in April 2005, (ii) termination of commitment obligations relating to the shutdown of the Rainbow DBS distribution business, and (iii) payments made during the nine months ended September 30, 2005 on outstanding commitments.

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

As of September 30, 2005, the notional value of all such contracts was $450 million and the fair value of these derivative contracts was $11.0 million, a net payable position.  For the nine months ended September 30, 2005, we recorded a net loss on interest swap contracts of $7.8 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of September 30, 2005, a net payable position	$(11,004)
Less: fair market value as of December 31, 2004	(4,051)
Change in fair market value, net	(6,953)
Plus: realized loss from cash interest expense	(855)
Net loss on interest rate swap contracts	$(7,808)

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, Charter Communications, General Electric, and Leapfrog.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of September 30, 2005:

	AT&T	Comcast	Charter	General Electric	Total *
	(dollars in thousands)
Collateralized indebtedness (carrying value)	$(197,693)	$(490,584)	$(209,138)	$(314,029)	$(1,211,444)

Collateralized indebtedness (fair value estimate)	(200,422)	(493,344)	(211,038)	(313,823)	(1,218,627)
Derivative contract	91,028	76,808	185,898	(70,681)	283,053
Investment securities pledged as collateral	109,417	420,675	13,967	429,024	973,083
Net excess (shortfall)	23	4,139	(11,173)	44,520	37,509
Value of prepaid swaps with cross-termination rights	(3,770)	(6,366)	—	—	(10,136)
Net excess (shortfall) including prepaid swaps	$(3,747)	$(2,227)	$(11,173)	$44,520	$27,373

*                             Excludes Leapfrog monetization contract which is not expected to generate a shortfall due to the prepayment of interest and the Adelphia monetization contract, which matured on September 30, 2005 and was settled on October 5, 2005 with delivery of the underlying shares and equity derivative proceeds.

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.  At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, AT&T, Comcast, or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, and Charter Communications transactions and certain of the 2005 Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of September 30, 2005, the fair value of our equity derivative contracts was $329.6 million, a net receivable position.  For the nine months ended September 30, 2005, we recorded a net gain on all outstanding equity derivative contracts of $89.6 million.  We also recorded an unrealized and realized loss on our holdings of the underlying stocks of $94.5 million for the nine months ended September 30, 2005, as shown in the following table:

Fair Market Value of Equity Derivative Contracts

(dollars in thousands)

Fair market value as of December 31, 2004	$371,856
Change in fair value	89,633
Maturity of contracts	(131,913)
Fair market value as of September 30, 2005	$329,576

Unrealized and realized loss on underlying stock positions due to changes in prevailing market conditions, net	$(94,513)

At September 30, 2005, the Company had outstanding prepaid interest rate swaps with a notional contract value of $783.9 million.  These swaps were entered into in connection with certain monetization contracts and require the Company to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction.  These swaps have maturities in 2005, 2006 and 2008 that coincide with the related prepaid equity forward maturities.  Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of September 30, 2005, the fair value of our prepaid interest rate derivative contracts was $34.2 million, a net liability position.  For the nine months ended September 30, 2005, we recorded a net loss on such derivative contracts of $6.4 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of December 31, 2004	$(47,314)
Change in fair market value, net	19,618
New derivative contract	(6,462)
Fair market value as of September 30, 2005	$(34,158)

Change in fair market value, net	$19,618
Realized loss resulting from net cash payments	(25,991)

Net loss on prepaid interest rate swap contracts	$(6,373)

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

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  Cablevision agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shut down budget, net of March revenue earned and was required to provide to the Company cash or shares of the Company’s common stock in advance of the Company making those expenditures.  Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15 million with the Company in accordance with the agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shut down.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations.  Subsequent to that date, the Company entered into agreements with EchoStar for the carriage of the VOOM 21 HD programming and for EchoStar’s participation in the VOOM 21 HD programming business.  The closing of the distribution and investment agreements are contingent upon the closing of the sale of the Rainbow 1 satellite to EchoStar (see Note 7).

In connection with the shutdown, the Company has incurred and is continuing to incur significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs, a portion of which are expected to be recognized subsequent to September 30, 2005, are currently estimated to range from $89 million to $100 million.  As of September 30, 2005 the Company incurred costs of approximately $43.4 million relating to the shutdown of which $42.3 million have been paid and $1.1 million are included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2005.  The Company does not expect the shutdown costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200 million, which is expected to close in the fourth quarter of 2005.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements of $8.7 million was returned to him prior to September 30, 2005.  Cash of $6.3 million deposited by Charles F. Dolan which has been used to fund the incremental costs less revenue earned of the Rainbow DBS distribution business, net of the related discounted income tax benefit to the Company, has been recorded as a deemed net equity contribution.  As a result of the EchoStar agreements discussed above, costs associated with the VOOM 21 HD programming business have not been included in the incremental costs.

Dolan Family Group Proposal

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro-rata distribution to all Company stockholders of Rainbow Media Holdings.  The Company’s Board of Directors appointed a special transaction committee of independent directors to review the proposal. The special transaction committee retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal to acquire the outstanding, publicly-held interests in the Company following a pro rata distribution of Rainbow Media Holdings, Inc.  In this letter, the Dolan Family Group also recommended that the Company’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all shareholders.  The Board of Directors is considering the proposal.

On October 31, 2005, Cablevision Systems Corporation’s Board of Directors authorized Cablevision management to take all steps that would be necessary to implement a $3 billion special dividend payable pro rata to all shareholders subject to (i) satisfying applicable legal standards, (ii) obtaining the necessary financing on terms and conditions acceptable to the Board, (iii) establishment by the Board of the record date, payment date and final dividend declaration of the special dividend in accordance with applicable New York Stock Exchange requirements and (iv) final Board approval after completion of its ongoing analysis of the proposed dividend.  If the Board were to approve the payment of a $3.0 billion special dividend, Cablevision would have to borrow approximately the full amount of the dividend.  The funds would be borrowed from some combination of bank debt and high yield issuances at Cablevision or CSC Holdings.  As a result of the additional borrowings, Cablevision’s leverage and debt service would increase significantly.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the required effective date of Statement No. 123R will be suspended until January 1, 2006, for calendar year companies.  The Company plans to adopt this statement using the modified prospective method, but has not yet determined the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R, Share-Based Payment.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of the provisions of Statement 153 for all nonmonetary exchanges initiated after July 1, 2005 had no impact on the Company’s financial position or results of operations.

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity.  The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and had no impact on the Company’s financial position or results of operations for the three or nine months ended September 30, 2005.  The provisions of EITF 04-5 are effective for general partners in all other limited partnerships beginning January 1, 2006.  The Company is currently evaluating the impact that EITF 04-5 may have on its results of operations and financial condition for all other limited partnerships.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$348,652	$771,479
Restricted cash	8,609	144,444
Accounts receivable, trade (less allowance for doubtful accounts of $20,439 and $16,312)	391,906	378,936
Notes and other receivables	59,964	121,821
Investment securities	940	3,819
Prepaid expenses and other current assets	114,909	82,027
Feature film inventory, net	108,967	107,860
Deferred tax asset	—	124,528
Advances to affiliates	66,302	6,890
Investment securities pledged as collateral	735,480	327,180
Derivative contracts	279,686	193,682
Assets held for sale	217,985	124,698
Total current assets	2,333,400	2,387,364

Property, plant and equipment, net of accumulated depreciation of $5,269,493 and $4,676,327	3,871,686	4,013,814
Investments in affiliates	37,959	27,300
Investment securities pledged as collateral	249,520	819,441
Notes and other receivables	42,468	46,892
Derivative contracts	120,569	290,686
Other assets	84,262	72,230
Deferred tax asset	91,000	—
Long-term feature film inventory, net	388,034	350,472
Deferred carriage fees, net	175,980	108,233
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $332,805 and $348,375	536,260	485,118
Other intangible assets, net of accumulated amortization of $61,469 and $50,417	393,950	168,933
Excess costs over fair value of net assets acquired	996,435	1,446,294
Deferred financing and other costs, net of accumulated amortization of $72,595 and $60,697	101,529	103,719
Assets held for sale	—	312,154
	$10,154,900	$11,364,498

See accompanying notes to
condensed consolidated financial statements.

	September 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$336,462	$345,178
Accrued liabilities	882,851	879,079
Deferred tax liability	125,790	—
Accounts payable to affiliates	2,642	869
Deferred revenue	180,425	122,297
Feature film and other contract obligations	109,604	106,503
Liabilities under derivative contracts	87,313	12,775
Current portion of bank debt	1,466,277	5,387
Current portion of collateralized indebtedness	898,060	617,476
Current portion of capital lease obligations	8,335	11,581
Notes payable	10,019	—
Liabilities held for sale	—	7,468
Total current liabilities	4,107,778	2,108,613

Feature film and other contract obligations	370,472	358,209
Deferred revenue	16,576	13,648
Deferred tax liability	—	19,668
Liabilities under derivative contracts	28,530	151,102
Other long-term liabilities	347,299	263,819
Bank debt	591,000	2,484,500
Collateralized indebtedness	371,534	935,951
Senior notes and debentures	4,492,461	4,491,564
Senior subordinated notes and debentures	746,524	746,231
Notes payable	7,467	150,000
Capital lease obligations	53,389	59,982
Deficit investment in affiliates	—	59,913
Minority interests	53,337	685,877
Total liabilities	11,186,367	12,529,077

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 6,429,987, shares issued and outstanding	64	64
Paid-in capital	2,311,116	2,274,294
Accumulated deficit	(3,340,443)	(3,435,002)
	(1,029,263)	(1,160,644)
Accumulated other comprehensive loss	(2,204)	(3,935)

Total stockholder’s deficiency	(1,031,467)	(1,164,579)
	$10,154,900	$11,364,498

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues, net	$1,243,201	$1,117,485	$3,688,366	$3,427,637

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	549,086	475,063	1,621,428	1,572,285
Selling, general and administrative	318,953	282,168	969,517	864,066
Other operating expense (income)	—	83	—	(95,757)
Restructuring charges (credits)	1,439	(1,203)	2,197	2,186
Depreciation and amortization (including impairments)	266,543	261,876	805,568	782,151
	1,136,021	1,017,987	3,398,710	3,124,931

Operating income	107,180	99,498	289,656	302,706
Other income (expense):
Interest expense	(158,326)	(146,159)	(480,003)	(477,650)
Interest income	2,727	2,183	13,102	3,574
Equity in net income (loss) of affiliates	2,267	(6,234)	1,892	(7,349)
Write-off of deferred financing costs	—	(12,694)	—	(18,961)
Gain (loss) on sale of affiliate interests	(16)	—	65,467	—
Gain (loss) on investments, net	(20,207)	6,280	(97,354)	(9,906)
Gain (loss) on derivative contracts, net	10,915	21,623	75,450	(34,049)
Loss on extinguishment of debt	—	—	—	(72,495)
Minority interests	(2,822)	(6,904)	(2,630)	(45,864)
Miscellaneous, net	230	(13)	296	(41)
	(165,232)	(141,918)	(423,780)	(662,741)
Loss from continuing operations before income taxes	(58,052)	(42,420)	(134,124)	(360,035)
Income tax benefit	13,163	16,680	18,193	93,741
Loss from continuing operations	(44,889)	(25,740)	(115,931)	(266,294)
Income (loss) from discontinued operations, net of taxes	427	(20,930)	210,490	(64,450)
Income (loss) applicable to common shareholder before extraordinary item	(44,462)	(46,670)	94,559	(330,744)
Extraordinary loss on investment, net of taxes	—	—	—	(7,436)
Net income (loss)	$(44,462)	$(46,670)	$94,559	$(338,180)

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(115,931)	$(266,294)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	805,568	782,151
Other operating income	—	(41,788)
Equity in net loss (income) of affiliates	(1,892)	7,349
Minority interests	2,630	45,864
Gain on sale of affiliate interests	(65,467)	—
Loss on investments, net	97,354	10,435
Write-off of deferred financing costs and discounts on indebtedness	—	19,733
Loss (gain) on derivative contracts	(102,298)	25,217
Amortization of deferred financing, discounts on indebtedness and other deferred costs	59,975	81,490
Stock based compensation expense	24,101	25,376
Deferred income tax	(25,069)	(98,596)
Amortization and write-off of feature film inventory	82,757	83,968
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(116,848)	(188,833)
Net cash provided by operating activities	644,880	486,072
Cash flows from investing activities:
Capital expenditures	(540,058)	(518,732)
Payment for acquisitions	(4,231)	(84,738)
Proceeds from sale of equipment, net of costs of disposal	3,647	1,039
Decrease (increase) in investment securities and other investments	260	(237)
Decrease in restricted cash, net	27,187	—
Additions to other intangible assets	(11,611)	(8,068)
Decrease (increase) in investments in affiliates, net	(180)	32,615
Net cash used in investing activities	(524,986)	(578,121)
Cash flows from financing activities:
Proceeds from bank debt	434,527	3,188,208
Repayment of bank debt	(866,750)	(3,064,539)
Issuance of senior notes and debentures	—	1,293,922
Redemption of senior subordinated debentures	—	(350,000)
Redemption of preferred stock	—	(1,694,622)
Proceeds from collateralized indebtedness	169,376	—
Repayment of collateralized indebtedness	(174,838)	—
Proceeds from derivative contracts	6,462	—
Capital contribution from Cablevision	—	1,469,250
Payments on capital lease obligations and other debt	(10,019)	(12,356)
Deemed net capital contribution from shareholder	6,337	—
Additions to deferred financing and other costs	(70)	(38,724)
Distributions to minority partners	(9,108)	(1,748)
Net cash provided by (used in) financing activities	(444,083)	789,391

Net effect of exchange rate changes on cash and cash equivalents	191	—

Net decrease in cash and cash equivalents from continuing operations	(323,998)	697,342

Net effect of discontinued operations on cash and cash equivalents	(98,829)	(71,937)

Cash and cash equivalents at beginning of year	771,479	230,001

Cash and cash equivalents at end of period	$348,652	$855,406

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

The financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 3.                RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  In addition, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida (prior to April 2005) and certain assets of the Rainbow DBS distribution business for all periods presented have been classified in the condensed consolidated balance sheets as assets and liabilities held for sale.  The operating results of these businesses have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

NOTE 4.                COMPREHENSIVE INCOME (LOSS)

The comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2005 amounted to $(44,462) and $96,290, respectively.  The comprehensive loss, net of tax, for the three and nine months ended September 30, 2004 equals the net loss for the respective periods.

NOTE 5.                INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is not presented since the Company is a wholly-owned subsidiary of Cablevision.

NOTE 6.                CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2005 and 2004, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2005	2004
Non-Cash Investing and Financing Activities:
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$604,080	$—
Notes payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	152,907	—
Capital lease obligations	180	2,952
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	116,544	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	167,181	—
Redemption of collateralized indebtedness with related prepaid forward contracts	22,943	—
Rights payments offset with repayment of a note receivable	36,689	—
Supplemental Data:
Cash interest paid - continuing operations	452,451	452,421
Cash interest paid - discontinued operations	77	282
Income taxes paid (refunded), net	(5,158)	5,289

NOTE 7.                TRANSACTIONS

Regional Programming Partners Restructuring

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago and 50% of Fox Sports Net New England, all of which are subsidiaries or investees of Regional Programming Partners, and therefore, no portion of the results of operations of these businesses is allocated to minority interests after the acquisition.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

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

The Company has accounted for this exchange in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $265,531, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of $66,558 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of approximately $94,320 was allocated to specific assets and liabilities based on preliminary fair values as follows:

	Useful Life

Land and development rights	Indefinite	$37,551
Property and equipment, net	2 to 27.5 years	12,346
Amortizable intangible assets:
Affiliate agreements	4 years	17,942
Affiliation relationships	24 years	85,783
Advertiser relationships	7 years	6,001
Season ticket holder relationships	12 to 15 years	73,089
Suite holder contracts and relationships	3 to 11 years	21,157
Indefinite-lived intangible assets:
Trademarks		53,855
Sports franchises		96,169
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		9,640
Unfavorable contracts		(47,000)
Net step-down to historical carrying values		$(94,320)

The above purchase price allocation was based on a preliminary valuation based on information currently available and, accordingly, is subject to future adjustment as more definitive information becomes available.

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, and net income (loss) of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2004, are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2005	2004
Revenues, net	$1,117,485	$3,688,366	$3,427,637
Loss from continuing operations	(28,451)	(125,751)	(283,171)
Net income (loss)	(49,381)	84,739	(355,057)

Agreements with EchoStar

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM 21 high-definition television programming service.  Under those arrangements, EchoStar will initially distribute a portion of the Rainbow HD programming service and, beginning in 2006, if the contemplated transactions have been completed, will carry all 21 of the channels included in the Rainbow HD programming service.  In connection with the arrangements, EchoStar would be issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the 21 channels included in the Rainbow HD programming service, and that 20% interest would not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings by the Company.  The issuance of the 20% interest in Rainbow HD Holdings to EchoStar and EchoStar’s agreement to distribute all 21 of the channels included in the Rainbow HD programming service are subject to customary closing conditions, and the closing of the sale of the Company’s Rainbow 1 satellite to EchoStar.  See Note 8 for a discussion regarding an agreement to sell the Company’s Rainbow 1 direct broadcast satellite.

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

Rainbow DBS

In January 2005, the Company’s Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business.  On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar for $200,000 in cash.  In October 2005, the Federal Communications Commission approved the sale of the Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar.  This transaction is expected to close in the fourth quarter of 2005.  In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar.  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  Charles F. Dolan agreed to fund any expenditures above those contemplated in the shutdown budget, net of March revenue earned and was required to provide to the Company cash or shares of Cablevision’s common stock in advance of the Company making those expenditures.  Similarly, if Rainbow DBS made any new commitments or other agreements, the Company would segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions.  In March 2005, Charles F. Dolan deposited $15,000 with the Company in accordance with the March 2005 agreement.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown.  The Board of Directors, at a meeting on April 7, 2005, confirmed its shut down decision and instructed management to continue to analyze whether its VOOM 21 channels could be marketed to other satellite and cable providers as part of the Company’s Rainbow programming operations.  Subsequent to that date, the Company entered into agreements with EchoStar for the carriage of the VOOM 21 HD programming and for EchoStar’s participation in the VOOM 21 HD programming business.  The closing of the distribution and investment agreements are contingent upon the closing of the sale of the Rainbow 1 satellite to EchoStar (see Note 7).

In connection with the shutdown, the Company has incurred and is continuing to incur significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.  These costs, a portion of which are expected to be recognized subsequent to September 30, 2005, are currently estimated to range from $89,000 to $100,000.  As of September 30, 2005 the Company recognized costs of approximately $43,400 relating to the shutdown of which $42,300 have been paid and $1,100 are included in current liabilities in the Company’s condensed consolidated balance sheet at September 30, 2005.  The Company does not expect the shutdown costs to have a material impact on its liquidity position as it is expected that these costs will be funded by the proceeds from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200,000.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements of $8,663 was returned to him prior to September 30, 2005.  Cash of $6,337 deposited by Charles F. Dolan which has been used to fund the incremental costs less revenue earned of the Rainbow DBS distribution business, net of the related discounted income tax benefit to the Company, has been recorded as a deemed net equity contribution.  As a result of the EchoStar agreements discussed above, costs associated with the VOOM 21 HD programming business have not been included in the incremental costs.

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

	September 30, 2005	December 31, 2004

Satellite and related assets	$197,734	$198,549
Equipment and other assets	20,251	19,637
Total assets held for sale	$217,985	$218,186

Discontinued Operations

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business have been classified as discontinued operations, net of taxes, in the condensed consolidated statements of operations for all periods presented. Operating results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized below:

	Three Months Ended September 30, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Total

Revenues, net	$—	$—	$—

Income (loss) before income taxes	$(32)	$756	$724
Income tax benefit (expense)	14	(311)	(297)
Net income (loss)	$(18)	$445	$427

	Nine Months Ended September 30, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other	Total

Revenues, net	$40,018	$8,771	$—	$48,789

Income (loss) before income taxes	$465,778	$(109,029)	$4,256	$361,005
Income tax benefit (expense)	(193,618)	44,854	(1,751)	(150,515)
Net income (loss) including gain on restructuring of RPP of $265,531 and other gain of $2,520, net of taxes	$272,160	$(64,175)	$2,505	$210,490

	Three Months Ended September 30, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Total

Revenues, net	$45,624	$5,920	$51,544

Income (loss) before income taxes	$10,521	$(46,607)	$(36,086)
Income tax benefit (expense)	(4,418)	19,574	15,156
Net income (loss)	$6,103	$(27,033)	$(20,930)

	Nine Months Ended September 30, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other (a)	Total

Revenues, net	$131,172	$9,621	$—	$140,793

Income (loss) before income taxes	$28,342	$(129,437)	$(7,501)	$(108,596)
Income tax benefit (expense)	(11,903)	54,363	1,686	44,146
Net income (loss)	$16,439	$(75,074)	$(5,815)	$(64,450)

(a)       Other relates to the transfer of the Company’s retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002.

NOTE 9.                RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  The effective date of Statement No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed.  However, in April 2005, the Securities and Exchange Commission (“SEC”) announced that the required effective date of Statement No. 123R will be suspended until January 1, 2006, for calendar year companies.  The Company plans to adopt this statement using the modified prospective method, but has not yet determined the effect that the adoption will have on its financial position or results of operations.

In March 2005, the SEC staff issued guidance on Statement No. 123R, Share-Based Payment.  Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective), (b) expected volatility (SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances).  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of the provisions of Statement 153 for all nonmonetary exchanges initiated after July 1, 2005 had no impact on the Company’s financial position or results of operations.

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity.  The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and had no impact on the Company’s financial position or results of operations for the three or nine months ended September 30, 2005.  The provisions of EITF 04-5 are effective for general partners in all other limited partnerships beginning January 1, 2006.  The Company is currently evaluating the impact that EITF 04-5 may have on its results of operations and financial condition for all other limited partnerships.

NOTE 10.              BANK DEBT AND COLLATERALIZED INDEBTEDNESS

The Restricted Group is comprised of CSC Holdings and its subsidiaries which conduct our cable television and high-speed data service operations as well as our commercial telephone and high-speed data service throughout the New York metropolitan area.

The Restricted Group’s $2,400,000 credit facility matures on June 30, 2006.  Accordingly, the outstanding balance of $1,460,277 at September 30, 2005 has been reflected as a current liability in the Company’s condensed consolidated balance sheet.  The Company expects to be able to replace the existing credit facility prior to its maturity; however, if the facility cannot be renewed or extended, the Company will need significant amounts of funding to repay the obligations outstanding thereunder.  There is no assurance the Company will be able to refinance the facility on terms comparable to those of the existing facility.

The following table summarizes the settlement of the Company’s collateralized indebtedness for the nine months ended September 30, 2005.  The Company’s collateralized indebtedness obligations relating to AT&T Wireless, Charter and AT&T shares were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast shares were settled by delivering the cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares, and, in certain cases, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract.  The terms of the new contracts are similar in all material respects to the contracts that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

	AT&T Wireless	Charter	AT&T	Comcast	Total

Number of shares	7,243,166	1,862,229	3,326,093	5,379,956

Collateralized indebtedness	$(116,544)	$(42,676)	$(124,505)	$(197,781)	$(481,506)
Prepaid forward contract	8,897	39,678	60,396	22,943	131,914
Underlying securities	—	2,998	64,109	—	67,107
Restricted cash	108,647	—	—	—	108,647
Net cash receipt (payment)	$1,000	$—	$—	$(174,838)	$(173,838)

Proceeds from new monetization contracts	$—	$—	$—	$168,376	$168,376
Proceeds from prepaid interest rate swap contract	—	—	—	6,462	6,462
	$—	$—	$—	$174,838	$174,838

At September 30, 2005, the Company had collateralized indebtedness obligations of $898,060 that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

NOTE 11.              INCOME TAXES

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2005 of $18,193 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase in the valuation allowance of $5,422 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2004 of $93,741 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible preferred stock dividends, the non-deductible premiums paid upon the redemptions of preferred stock, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an increase in the valuation allowance of $3,483 relating to certain state net operating loss carry forwards.

NOTE 12.              RESTRUCTURING

The following table summarizes the accrued restructuring liability for continuing operations:

	2001 Plan	2002 Plan		2003 Plan	2004 Plan	2005 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs		Employee Severance	Employee Severance	Employee Severance

Balance at December 31, 2004	$6,381	$30,233		$78	$1,333	$—
Additional charges (credits)	(339)	918		234	235	1,149
Payments	(2,411)	(27,910	)(a)	(312)	(1,568)	(1,096)
Balance at September 30, 2005	$3,631	$3,241		$—	$—	$53

(a)           In August 2005, the Company made a $25,000 payment to satisfy its required commitment with a supplier associated with the 2002 restructuring plan.

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	Total

Employee severance	$15,107	$19,585	$6,583	$5,977	$1,149	$48,401
Facility realignment and other costs	28,898	55,517	—	—	—	84,415
Cumulative restructuring charges incurred as of September 30, 2005	$44,005	$75,102	$6,583	$5,977	$1,149	$132,816

For the nine months ended September 30, 2005, the Company recorded restructuring charges aggregating $1,149 relating to the 2005 Plan, associated with the elimination of certain positions primarily in the Telecommunications Services and Madison Square Garden segments of which approximately $1,096 of these charges was paid as of September 30, 2005.

Restructuring charges (credits) by segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Telecommunications Services	$—	$(62)	$1,171	$550
Rainbow	—	842	103	834
Madison Square Garden	—	143	366	4,101
All other	1,439	(2,126)	557	(3,299)
	$1,439	$(1,203)	$2,197	$2,186

NOTE 13.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,317	$729,093
Broadcast rights and other agreements	86,748	104,400
Season ticket holder relationships	74,970	1,881
Suite holder relationships	21,157	-
Advertiser relationships	104,068	99,483
Other intangibles	87,136	110,708
	1,156,396	1,045,565

Accumulated amortization
Affiliation relationships and affiliate agreements	290,398	294,493
Broadcast rights and other agreements	42,407	53,882
Season ticket holder relationships	3,213	442
Suite holder relationships	1,661	-
Advertiser relationships	28,443	21,282
Other intangibles	28,152	28,693
	394,274	398,792

Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,169	-
FCC licenses and other intangibles	18,064	7,278
Trademarks	53,855	-
Excess costs over the fair value of net assets acquired	996,435	1,446,294
	1,896,371	2,185,420

Total intangible assets, net	$2,658,493	$2,832,193

Aggregate amortization expense

Nine months ended September 30, 2005 and year ended December 31, 2004	$79,415	$93,153

Estimated amortization expense
Year ending December 31, 2005		$95,612
Year ending December 31, 2006		94,341
Year ending December 31, 2007		92,903
Year ending December 31, 2008		90,477
Year ending December 31, 2009		84,020

The changes in the carrying amount of excess costs over the fair value of net assets acquired (goodwill) for the nine months ended September 30, 2005 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company

Balance as of December 31, 2004	$206,971	$1,152,131	$73,634	$13,558	$1,446,294
Adjustments recorded in connection with the Regional Programming Partners restructuring	—	(460,853)	14,026	—	(446,827)
Reclassification as a result of the Regional Programming Partners restructuring	—	32,755	(32,755)	—	—
Impairment loss	—	—	(4,963)	—	(4,963)
Other	—	—	1,032	899	1,931
Balance as of September 30, 2005	$206,971	$724,033	$50,974	$14,457	$996,435

See Note 7 for a discussion of changes to acquired intangible assets primarily as a result of the Regional Programming Partners restructuring.

NOTE 14.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of certain employees other than those of the theater business.  The Retirement Plan is a defined benefit plan, under which participants earn benefits related to their compensation during their career.  Benefits earned each year will grow annually at a nominal rate of interest.  Components of the net periodic pension cost for the Retirement Plan for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Service cost	$5,942	$6,219	$18,878	$18,687
Interest cost	1,433	1,266	4,639	3,804
Expected return on plan assets	(1,869)	(1,521)	(6,035)	(4,559)

Net periodic benefit cost	$5,506	$5,964	$17,482	$17,932

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $26,000 to its Retirement Plan in 2005.  As of September 30, 2005, contributions of approximately $26,000 have been made.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net from continuing operations
Telecommunications Services	$910,603	$788,256	$2,657,045	$2,303,501
Rainbow	211,878	233,954	616,560	702,538
Madison Square Garden	135,178	110,227	466,236	480,564
All other	19,029	25,811	62,499	62,687
Intersegment eliminations	(33,487)	(40,763)	(113,974)	(121,653)
Total	$1,243,201	$1,117,485	$3,688,366	$3,427,637

Adjusted operating cash flow from continuing operations
Telecommunications Services	$353,694	$317,438	$1,033,283	$901,784
Rainbow	46,059	44,738	114,795	133,420
Madison Square Garden	1,764	15,173	34,788	115,217
All Other	(22,887)	(10,571)	(49,557)	(47,047)
Total	$378,630	$366,778	$1,133,309	$1,103,374

	September 30,	December 31,
	2005	2004
Assets
Telecommunications Services	$4,476,691	$4,575,985
Rainbow	2,586,074	3,078,389
Madison Square Garden	1,843,721	1,821,500
Corporate, other and intersegment eliminations	1,030,429	1,451,772
Assets held for sale	217,985	436,852
	$10,154,900	$11,364,498

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net from continuing operations
Total revenue for reportable segments	$1,257,659	$1,132,437	$3,739,841	$3,486,603
Other revenue and intersegment eliminations	(14,458)	(14,952)	(51,475)	(58,966)
Total consolidated revenues, net	$1,243,201	$1,117,485	$3,688,366	$3,427,637

Adjusted operating cash flow to income (loss) from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$401,517	$377,349	$1,182,866	$1,150,421
All other adjusted operating cash flow	(22,887)	(10,571)	(49,557)	(47,047)
Adjusted operating cash flow	378,630	366,778	1,133,309	1,103,374
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(266,543)	(261,876)	(805,568)	(782,151)
Stock plan expense	(3,468)	(6,607)	(35,888)	(16,331)
Restructuring charges (credits)	(1,439)	1,203	(2,197)	(2,186)
Interest expense	(158,326)	(146,159)	(480,003)	(477,650)
Interest income	2,727	2,183	13,102	3,574
Equity in net income (loss) of affiliates	2,267	(6,234)	1,892	(7,349)
Write-off of deferred financing costs	—	(12,694)	—	(18,961)
Gain (loss) on sale of affiliate interests	(16)	—	65,467	—
Gain (loss) on investments, net	(20,207)	6,280	(97,354)	(9,906)
Gain (loss) on derivative contracts, net	10,915	21,623	75,450	(34,049)
Loss on extinguishment of debt	—	—	—	(72,495)
Minority interests	(2,822)	(6,904)	(2,630)	(45,864)
Miscellaneous, net	230	(13)	296	(41)
Loss from continuing operations before income taxes	$(58,052)	$(42,420)	$(134,124)	$(360,035)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States, primarily concentrated in the New York metropolitan area.

Concentrations and Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money markets funds or financial institutions that have received the highest rating awarded by S&P and Moody’s.  The Company had one customer that in the aggregate accounted for approximately 12% and 11% of the Company’s consolidated net trade receivable balances at September 30, 2005 and December 31, 2004, respectively, which exposes the Company to a concentration of credit risk.  Although this customer exceeded 10 percent of the Company’s consolidated net trade receivables, the Company does not have a single external customer which represents 10 percent or more of its consolidated revenues for the nine months ended September 30, 2005 and 2004.

NOTE 16.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

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

Time Warner Litigation

On November 14, 2003, American Movie Classics Company LLC (“AMC”) filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with AMC.  AMC filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon Time Warner’s allegation that AMC had changed its programming.  AMC sought a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring AMC to deliver a classic films channel and damages for an alleged breach of contract.  Both parties filed motions for summary judgment.  On July 8, 2005, the trial court granted Time Warner’s summary judgment motion as to liability (reserving the issue of damages for trial) and as to its right to a declaration that it may terminate the affiliation agreement, and the court dismissed AMC’s complaint.  On September 29, 2005, the parties signed a settlement agreement, and a stipulation discontinuing the action was filed with the court on October 5, 2005. As part of the settlement of the Time Warner litigation with AMC, the Company simultaneously entered into 11 separate agreements with Time Warner.  These agreements included amendments and enhancements to existing affiliation agreements for some of the Company’s programming services and new affiliation agreements and new distribution for other programming services of the Company.  The amendments included a long-term extension of Time Warner’s affiliation agreement with AMC with rate and positioning terms that are favorable to AMC.  Because of the long-term benefits to the Company from the extension and enhancement of the AMC agreement, substantially all of the required payments ($74,000 is payable to Time Warner over the 2005-2007 period) attributable to AMC have been capitalized as deferred carriage fees and will be amortized as a reduction to revenue over the remaining 13 year life of the extended AMC agreement.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss. The bankruptcy court’s ruling on the motion to dismiss allows the Committee to proceed with its claims against the Company.  The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  The complaints allege breaches of fiduciary duty by the Company’s directors for proposing and/or approving the transactions contemplated by the Dolan Family Group proposal letter dated June 19, 2005.  The complaints request injunctive relief to prevent consummation of the proposed transactions and unspecified damages.  On October 24, 2005, the Company received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal.

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

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleges:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company filed a motion to dismiss all claims asserted in the complaint.  On October 17, 2005, the court issued a decision granting the motion to dismiss with respect to Cablevision’s alleged “public misrepresentations” and denying that motion in all other respects.  The

Company has filed a motion seeking a certification to allow an immediate appeal to the United States Court of Appeals for the Second Circuit from the portion of the decision denying defendants’ motion to dismiss.  The Company believes that the plaintiffs’ claims are without merit and is contesting them vigorously.

Madison Square Garden filed a petition in a proceeding in the Supreme Court of the State of New York, County of New York, entitled Madison Square Garden, L.P. v. New York Metropolitan Transportation Authority and Jets Development, LLC.  In this action, Madison Square Garden sought a declaration that the MTA acted in an arbitrary and capricious manner in conducting the Request for Proposals process that led to the MTA’s selection of the Jets as the transferee of the development rights for the proposed stadium site and in awarding those rights to the Jets instead of Madison Square Garden, which submitted a competing proposal.  Madison Square Garden also sought preliminary and permanent injunctive relief prohibiting the MTA and the Jets from pursuing their proposed transactions.  On May 5, 2005, at the Court’s request, the MTA agreed not to close any transaction with the Jets until June 2, 2005.  In connection with this agreement, Madison Square Garden was ordered to post a $35,000 collateralized bond to serve as security for actual damages, if any, that may be suffered by the MTA by not closing any Jets transaction until June 2, 2005, in the event the MTA prevails in the litigation.  On June 2, 2005, the trial court denied the requested relief and dismissed the proceeding.  On June 23, 2005, the Appellate Division, First Department, affirmed that dismissal.  Madison Square Garden filed a petition for review by the New York Court of Appeals, which was granted on September 20, 2005.  The Jets informed the MTA in August 2005 that they would not pursue a purchase of the development rights at issue in this proceeding.  The trial court ordered the release of the $35,000 bond in September 2005 and it was repaid to Madison Square Garden thereafter.

Accounting Related Investigations

The improper expense recognition matter previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  The Securities and Exchange Commission is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

NOTE 17.              DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	September 30, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,057,277	$2,057,277
Collateralized indebtedness	1,269,594	1,276,508
Senior notes and debentures	4,492,461	4,420,027
Senior subordinated notes and debentures	746,524	819,891
Notes payable	17,486	17,569
	$8,583,342	$8,591,272

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	4,491,564	4,806,901
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000
	$9,431,109	$9,865,958

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 18.              COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet decreased $314,400 to approximately $3,359,900 as compared to $3,674,300 outstanding at December 31, 2004.  The decrease represents primarily (i) sports programming rights relating to Fox Sports Net Florida and Fox Sports Net Ohio that were transferred to News Corporation in connection with the restructuring of Regional Programming Partners in April 2005, (ii) termination of commitment obligations relating to the shutdown of the Rainbow DBS distribution business, and (iii) payments made during the nine months ended September 30, 2005 on outstanding commitments.

NOTE 19.              OTHER MATTERS

On July 29, 2005, the National Basketball Association (“NBA”) and the National Basketball Players Association entered into a new collective bargaining agreement (“CBA”).  Among other changes, the new CBA changed the way luxury tax on player salaries is calculated.  Under the expired CBA, if the relationship of league-wide player salaries exceeded a specified percentage of defined league-wide basketball related income (“BRI”), teams whose salaries exceeded a specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new agreement, teams will pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league wide player salaries to BRI.  While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35,000 for the 2003-2004 season.  Based on the NBA’s new CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season and the amount is currently estimated to approximate the amount paid for the 2003-2004 season.  In the third quarter of 2005, Madison Square Garden accrued $12,900 in luxury tax for a player who had previously been waived but whose salary for the 2005-2006 and 2006-2007 seasons will nevertheless be subject to luxury tax under the new CBA.  When the season began, in the fourth quarter of 2005, Madison Square Garden began accruing its estimated luxury tax for its other players for the 2005-2006 season.

Effective September 16, 2004 the National Hockey League (“NHL”) commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League

Players Association (“NHL Players’ Association”).  The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement (“CBA”) ending the lockout.  The new CBA includes an automatic 24% salary reduction for existing player contracts and establishes a team salary cap for each season of the CBA based on a percentage of hockey-related revenues.  The team salary cap for the 2005-2006 season is approximately $39,000.  The new CBA also provides for a revenue sharing system by which the top ten teams in terms of gross preseason and regular season revenue (as defined in the CBA), will be required to contribute to a fund which will be distributed to other teams under certain circumstances. The Company currently expects that its NHL team will be one of the top ten revenue teams in the NHL in 2005/06 and will be required to contribute to the revenue sharing fund.

NOTE 20.              SUBSEQUENT EVENTS

On June 19, 2005, Cablevision received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in Cablevision following a pro-rata distribution to all Cablevision stockholders of Rainbow Media Holdings (which includes the Company’s programming operations and Madison Square Garden).  Cablevision’s Board of Directors appointed a special transaction committee of independent directors to review the proposal.  The special transaction committee retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.

On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal to acquire the outstanding, publicly-held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  In this letter, the Dolan Family Group also recommended that the Company’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all stockholders.  The Board of Directors is considering the proposal.

On October 31, 2005, Cablevision’s Board of Directors authorized management to take all steps that would be necessary to implement a $3 billion special dividend payable pro rata to all stockholders subject to (i) satisfying applicable legal standards, (ii) obtaining the necessary financing on terms and conditions acceptable to the Board, (iii) establishment by the Board of the record date, payment date and final dividend declaration of the special dividend in accordance with applicable New York Stock Exchange requirements and (iv) final Board approval after completion of its ongoing analysis of the proposed dividend.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for interest expense of $31.3 million and $92.2 million for the three and nine months ended September 30, 2005 and the related tax benefit of $12.9 million and $38.0 million, respectively, relating to $1.5 billion of Cablevision senior notes issued in April 2004 included in the Cablevision consolidated statements of operations.  In addition, Cablevision’s consolidated statements of operations include other costs of $0.2 million for the nine months ended September 30, 2005.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.