Form 10-K
period 2005-12-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2006-03-02
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-3415180

1-9046	CSC Holdings, Inc. Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-2776686

Securities registered pursuant to Section 12(b) of the Act:	Name of each Exchange on which Registered:
Title of each class:
Cablevision Systems Corporation
Cablevision NY Group Class A Common Stock	New York Stock Exchange

CSC Holdings, Inc.	None

Securities registered pursuant to Section 12(g) of the Act:

Cablevision Systems Corporation	None
CSC Holdings, Inc.	None

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Cablevision Systems Corporation	Yes	☒	No	☐
CSC Holdings, Inc.	Yes	☐	No	☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers or non-accelerated filers (as defined in Exchange Act Rule 12b-2).

	Large accelerated filer		Accelerated filer		Non-accelerated filer

Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☐	Yes ☐	No ☐
CSC Holdings, Inc.	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☒	No ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on June 30, 2005:  $7,013,116,276

Number of shares of common stock outstanding as of February 27, 2006:

Cablevision NY Group Class A Common Stock -	225,359,176
Cablevision NY Group Class B Common Stock -	64,160,264
CSC Holdings, Inc. Common Stock -	9,529,987

Documents incorporated by reference - The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part II, Item 5 and Part III of Form 10-K filed under cover of Form 10-K/A.

*                             Some or all of these items are omitted because the registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III and Item 5 of Part II of Form 10-K filed under cover of Form 10-K/A.

PART I

Item 1.                    Business

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”).

Cablevision Systems Corporation

Cablevision Systems Corporation is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding common stock of CSC Holdings and its liabilities consist primarily of senior notes issued in April 2004.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is a Delaware corporation which was organized in 1985 and is one of the largest cable operators in the United States based on the number of basic video subscribers.  We also operate cable programming networks, entertainment businesses and telecommunications companies.  As of December 31, 2005, we served approximately 3.0 million cable television subscribers in and around the New York City metropolitan area, making us the sixth largest cable operator in the United States based on the number of subscribers.  Through our wholly-owned subsidiary, Rainbow Media Holdings LLC (“Rainbow Media Holdings”), we own interests in and manage numerous national and regional programming networks, the Madison Square Garden sports and entertainment businesses and cable television advertising sales companies.  Through Cablevision Lightpath, Inc. (“Lightpath”), our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market. In 2005, the services that were provided by Lightpath were rebranded as “Optimum Lightpath”.

We classify our business interests into three segments:  Telecommunications Services; Rainbow; and Madison Square Garden.

Our Telecommunications Services segment includes CSC Holdings’ cable television business, including its basic video, interactive digital video, high-speed data, Voice over Internet Protocol (“VoIP”) and residential telephone services operations and the operations of the commercial telephone and high-speed data services provided by Lightpath.

Our Rainbow segment consists principally of our interests in national and regional programming businesses and investments held by Rainbow Media Holdings and currently includes the following:

•                  four nationally distributed 24-hour entertainment programming networks:

•                  AMC,

•                  The Independent Film Channel,

•                  WE:  Women’s Entertainment, and

•                  fuse,

•                  Fox Sports Net Chicago, which produces and distributes certain sports programming principally in the Chicago area,

•                  a 50% interest in Fox Sports Net New England which we manage and which produces and distributes certain sports programming principally in the New England area,

•                  a 60% ownership interest in Fox Sports Net Bay Area, which we manage and which produces and distributes certain sports programming principally in the San Francisco/Oakland Bay Area,

•                  an 80% ownership in Rainbow HD Holdings LLC which owns and operates the VOOM HD Networks, currently a suite of 15 high definition channels,

•                  News 12 Networks, a regional news business in the New York City metropolitan area,

•                  Rainbow’s local advertising sales representation business,

•                  Rainbow Network Communications, a full service network programming origination and distribution company,

•                  video-on-demand (VOD) and subscription video-on-demand (SVOD) services such as Mag Rack and Sportskool, and

•                  IFC Entertainment, which is comprised of IFC Productions, IFC Entertainment and IFC Films, which produce, license and distribute independent films, and IFC Center which showcases independent films.

See the discussion under “Recent Events” below.

Our Madison Square Garden segment owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women’s basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network and Fox Sports Net New York (collectively, “MSG Networks”) and Radio City Entertainment (which operates Radio City Music Hall in New York City under a long-term lease).  Additionally, Madison Square Garden manages and operates the Hartford Civic Center and Rentschler Field in Connecticut.  Madison Square Garden is a wholly-owned subsidiary of Rainbow Media Holdings.

In addition, we own or have interests in the following businesses and assets:

•                  the motion picture theater business of Clearview Cinemas, which operates 53 movie theaters,

•                  PVI Virtual Media Services LLC, which markets a real time video insertion system that places computer generated electronic images into telecasts of sporting events and other programming,

•                  the common stock of the following (which we monetized through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective stock):

•                  Charter Communications, Inc.,

•                  AT&T Inc.,

•                  Comcast Corporation,

•                  General Electric Company,

•                  Leapfrog Enterprises, Inc., a designer, developer and marketer of technology-based educational products, and

•                  the common stock of Adelphia Communications Corporation.

Telecommunications Services

General

Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive.  Television signals are received over-the-air, by fiber optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers’ television sets.  Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local and state governmental authorities for specified periods of time.

Our cable television systems offer varying packages of service marketed under the Optimum brand name, which may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz! and Cinemax.  We also offer digital video service, branded “iO, Interactive Optimum,” which enables customers to receive video on demand and subscription video on demand services, as well as additional viewing channels.

Our cable television revenues are derived principally from monthly fees paid by subscribers.  In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, video on demand and subscription video on demand program tiers, from the sale of advertising time on advertiser supported programming and from installation and equipment charges.  Certain services and equipment provided by substantially all of our cable television systems are subject to regulation.  See “Regulation - Cable Television.”

As of December 31, 2005, our cable television systems served approximately 3.0 million basic video subscribers, primarily in and around the New York City metropolitan area.

We also provide residential high-speed data services using our cable television broadband network.  High-speed data services are provided to customers through a cable modem device.  The high-speed data service, marketed as “Optimum Online”, served approximately 1.7 million subscribers at December 31, 2005 for an overall penetration rate of 37.8% of the homes passed by our cable television network.  We believe that our high-speed data service penetration has been driven by superior quality and speed and, in part, by a large number of customers installing the necessary equipment without the need for a service call.

In addition, the Company has launched Optimum Voice, VoIP technology services which is offered exclusively to our Optimum Online subscribers.  As of December 31, 2005, we provided Optimum Voice services to approximately 731,300 customers for an overall penetration rate of 16.3% of the homes passed by our cable television network.  As of December 31, 2005, we also provided switched residential telephone services to approximately 7,810 subscribers in Long Island, New York and parts of southern Connecticut.

Through Lightpath, a competitive local exchange carrier, we provide telecommunications services to the business market in the greater New York City metropolitan area.  Lightpath provides a full range of switched services, private line and advanced networking features, including broadband access.  Optimum Voice utilizes Lightpath’s services in order for its customers to initiate and receive local and regional calls in the states of New York, New Jersey and Connecticut.  As of December 31, 2005, Lightpath serviced over 1,781 buildings with approximately 142,000 access lines.

The following table sets forth certain statistical data regarding our cable television, high-speed data and voice services operations as of the dates indicated.

	As of December 31,
	2005	2004	2003
Video:
Homes passed by cable (1)	4,484,000	4,443,000	4,401,000
Basic video subscribers (2)	3,027,000	2,963,000	2,944,000
Basic video subscribers as a percentage of homes passed	67.5%	66.7%	66.9%
Average monthly revenue per basic video subscriber (3)	$100.46	$88.33	$77.49

High-Speed Data:
Customers	1,694,300	1,352,500	1,057,000
Customers as a percentage of homes passed	37.8%	30.4%	24.0%

VoIP Services:
Customers	731,300	272,700	28,700
Customers as a percentage of homes passed	16.3%	6.1%	0.7%

(1)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(2)                      Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room  units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(3)                      Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment excluding revenues of Lightpath for the fourth quarter in the period by the average number of basic video subscribers for the same period.

The Company’s cable television systems are concentrated in and around the New York City metropolitan area.  We believe that these systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of basic video subscribers).

Subscriber Rates and Services; Marketing and Sales

iO, Interactive Optimum

iO, Interactive Optimum, our digital video service, is available to Cablevision’s entire service area.  We ended 2005 with approximately 1.9 million iO subscribers.

The digital video programming services currently offered to subscribers include:

•                  over 230 channels of entertainment,

•                  over 50 additional movie channels including multiple channels (“multiplexes”) of HBO, Showtime, Cinemax, Starz!/Encore and The Movie Channel,

•                  access to over 1,200 titles each month on demand, featuring hundreds of movies, and subscription video on demand programming including HBO On Demand, Showtime On Demand, Cinemax On Demand, and Disney Channel on Demand,

•                  over 150 hours of special interest programming on demand featuring Mag Rack, a collection of over 20 video magazines, plus free on demand programming from Thirteen on Demand, Nick on Demand, WE on Demand and Sportskool,

•                  45 channels of uninterrupted commercial-free digital music from Music Choice,

•                  Optional Sports Packages from the NBA, NHL, MLB and college football and basketball,

•                  iO en espanol- 30 Spanish language channels including programming from Latin America, the Caribbean, Mexico, and featuring latino, video on demand content (available in Brooklyn, the Bronx, Newark and Hudson, New Jersey only),

•                  16 channels of international programming from around the world, with channels from Korea, Russia, China, Portugal, Italy, Poland, Japan and India/Southeast Asia (available in Brooklyn, the Bronx, Newark and Hudson, New Jersey only),

•                  18 channels available in high definition, including local channels such as WCBS, WABC, WNBC, WNYW (FOX), the WB and WNET (PBS), as well as local sports channels, MSG, YES Network and Fox Sports Net New York.  Offerings also include high definition channels from HBO, Cinemax, Showtime, The Movie Channel, Starz!, Universal, ESPN and INHD.  In addition, high definition movies are available on demand for an additional fee,

•                  a collection of enhanced television applications including News 12 Traffic and Weather (formerly Metro Traffic and Weather) interactive, MSG Game Director, iO dashboard, iO Showcase, Optimum Autos, and Optimum Homes,

•                  iO DVR service, giving subscribers the ability to record, pause and rewind live television, currently priced at $9.95 per month, and

•                  iO Games, a wide variety of interactive games offered in distinct packages including the Arcade Pak, Casino Pak, Variety Pak, and Logic Pak.  Each package is currently priced at $4.95 per month (not currently available in the Bronx and Brooklyn, New York, and Newark and Hudson, New Jersey).

Packaging of the iO, Interactive Optimum product includes the iO Gold package currently priced at $87.95 per month.  iO Gold features over 230 channels, including more than 50 premium movie channels.  iO Silver, currently priced at $67.95, includes everything in iO Gold except for NBA TV, Flix and premium movie channels from Showtime, Cinemax and The Movie Channel.  The currently priced $9.95 iO package can be added to any level of cable service and includes an additional 34 digital video channels, 45 digital music channels from Music Choice, and access to video on demand programming, including ‘free’ on demand programming such as Mag Rack and PBS (Thirteen on Demand) as well as iO’s enhanced television services such as iO Games and interactive news and weather sites. Discount pricing is available when iO is combined with other service offerings.

All of our cable television systems also offer an expanded basic package of services, generally marketed as “Family Cable”, which includes, among other programming, certain news, information, entertainment, and sports channels such as CNN, AMC, CNBC, Discovery, ESPN and MTV.  For additional charges our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz! and Cinemax, which may be purchased either individually or in tiers.

In addition, our cable television systems offer a government mandated Broadcast Basic level of service which includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

Since our network serving our existing video systems is substantially upgraded to provide advanced digital video services, our sales efforts are primarily directed toward increasing our penetration to homes passed for all of our existing services.  We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online

Optimum Online is our high-speed Internet access for the home.  Optimum Online connects customers to the Internet using the same network that delivers our cable television service.  It is significantly faster than digital subscriber line (“DSL”) and traditional dial-up services.  Optimum Online is available to Cablevision’s entire service area.

In the fourth quarter of 2005, we began upgrading our plant to allow a 50% increase in download speeds to a maximum of 15Mbps downstream (2Mbps upstream) and we have made available two additional levels of service: Optimum Online Boost (30Mbps/2Mbps) and Optimum Online Ultra (50Mbps/50Mbps) to a portion of our service area.  We anticipate completing this upgrade in mid 2006.

Optimum Online is currently priced at $49.95 on an a la carte basis with Optimum Online Boost available for an additional charge of $14.95.  Discount pricing is available when Optimum Online is combined with other service offerings.  Pricing for Optimum Online Ultra has not been finalized.

We ended 2005 with approximately 1.7 million subscribers.

Optimum Voice

Optimum Voice is a high-quality voice service available exclusively to Optimum Online subscribers that offers unlimited local, regional and long-distance calling within the United States, Puerto Rico and Canada with popular calling features at one low, flat monthly rate.

With Optimum Voice customers can call anywhere within the United States, Puerto Rico and Canada, any time of the day or night, and talk as long as they like at the current price of $34.95 a month.  Discount pricing is available when Optimum Voice is combined with other service offerings.  Low cost international calling is also available without a monthly fee.

Optimum Voice includes the following premium calling features, plus My Optimum Voice:

•                  Enhanced Voicemail

•                  Call Waiting

•                  Caller ID

•                  Caller ID Blocking

•                  Call Return

•                  Three-Way Calling

•                  Call Forwarding

•                  Anonymous call blocker – blocks all calls to a Voice customer where a calling party does not display their name or number

•                  Anonymous calling – hides the Voice customer’s name and number on all calls they make

•                  Find me – allows calls to a Voice customer’s phone number to ring up to three additional phone lines, such as a cell phone or work number, simultaneously

•                  Call waiting with caller ID

•                  Busy Redial

•                  VIP Ringing – a Voice customer can designate up to a certain number of telephone numbers to ring with a second, distinct ringtone

My Optimum Voice allows customers to easily manage calling features and receive voicemails via the Internet.  Customers can view all their call details at their convenience.

Optimum Voice is available to Cablevision’s entire service area.  We ended 2005 with approximately 731,300 Optimum Voice customers.

Bundled Offers

We offer several promotional packages with discounted pricing to customers  who subscribe to one or more of our products as compared to the a la carte prices for each individual product. Our “Optimum Triple Play” family package currently offers iO Interactive Optimum, Optimum Online and Optimum Voice for $29.95 each for the first twelve months when purchased together.  Our “Optimum Double Play” package currently offers Optimum Online and Optimum Voice for $29.95 each for the first twelve months when purchased together.  We also offer other pricing discounts for products that are added to existing service.

System Capacity

We have completed the upgrade of the physical and technical capabilities of our cable plant network using state of the art technology including fiber optic cable.  The network is a minimum of 750 MHz two way interactive offering a minimum of 76 analog, various digital channels, high-speed data and voice services.

Programming

Adequate programming is available to the cable television systems from a variety of sources, including from Rainbow Media Holdings.  Program suppliers’ compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable television systems, or on the number of subscribers subscribing to the particular service.  The programming contracts are generally for a fixed period of time and are subject to negotiated renewal.  Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors.

Franchises

The Company’s cable television systems are operated in New York, New Jersey and Connecticut under non-exclusive franchise agreements with state or municipal franchising authorities.  Franchise agreements usually require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of up to 5% of certain of our revenues that are derived from the operation of the system within such locality.  The Company generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

Franchise agreements are usually for a term of five to fifteen years from the date of grant; most are ten years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by federal and state law.  At December 31, 2005, one of our ten largest franchises had expired and we are currently operating in this area under temporary authority.  The Company has never lost a franchise for an area in which it operates.  Expired franchises are routinely renewed upon expiration.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted.  Franchise agreements sometimes expire before a renewal is negotiated and finalized.  State laws provide that pre-existing franchise terms continue in force during the renewal negotiations until one or both parties seek to pursue “formal” franchise remedies under federal law.  Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See “Regulation - Cable Television.”  Despite the Company’s efforts and the protections of federal law, it is possible that one or more of the Company’s franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in the cable systems in response to requirements imposed in the course of the franchise renewal process.

Rainbow

General

We conduct our programming activities through Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings.  Rainbow Media Holdings’ businesses include ownership interests in national and regional programming networks and Madison Square Garden’s sports and entertainment businesses (see Madison Square Garden segment discussion below).  Rainbow Media Holdings also owns Rainbow Advertising Sales Company, a local advertising sales representation business.

Rainbow Media Holdings’ national entertainment programming networks include AMC, WE: Women’s Entertainment, The Independent Film Channel, and fuse.

Rainbow Media Holdings holds a 100% interest in Fox Sports Net Chicago, a regional sports network that provides regional sports programming to the Chicago area and a 50% interest in a regional sports network that provides regional sports programming to the New England area.  Rainbow Media Holdings also has a 60% indirect interest in, and manages, Fox Sports Net Bay Area, a regional sports network that provides regional sports programming to the San Francisco/Oakland Bay area.

Rainbow Media Holdings owns News 12 which operates regional news networks servicing suburban areas surrounding New York City and also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company.  Rainbow Media Holdings also holds an 80% interest in Rainbow HD Holdings LLC which owns and operates our VOOM HD Networks high definition programming channels.

The following table sets forth ownership information and estimated subscriber information as of December 31, 2005 for each of the programming and related businesses whose ownership interest is held directly or indirectly by Rainbow Media Holdings.

	December 31, 2005
Programming and Related Businesses	Viewing Subscribers (a)	Affiliated Basic Subscribers (b)	Ownership
	(in millions)
National Entertainment Programming Networks:
AMC	77.2	86.2	Rainbow Media Holdings - 100%
WE: Women’s Entertainment	50.9	74.9	Rainbow Media Holdings - 100%
The Independent Film Channel	37.3	77.1	Rainbow Media Holdings - 100%
fuse	35.5	69.7	Rainbow Media Holdings - 100%
VOOM HD Networks	<0.1	9.9	Rainbow Media Holdings - 80% and EchoStar Communications Corporation - 20%

Regional Sports Networks:
Fox Sports Net Chicago	2.0	2.3	Rainbow Media Holdings- 100%
Fox Sports Net Bay Area	3.6	4.0	Rainbow Media Holdings - 60% and News Corporation - 40%
Fox Sports Net New England	3.8	4.3	Rainbow Media Holdings and Comcast - 50% each
Madison Square Garden Network/Fox Sports Net New York	14.7	15.3	Rainbow Media Holdings - 100%

Other:
Mag Rack	4.8	11.1	Rainbow Media Holdings - 100%
Sportskool	12.3	25.6	Rainbow Media Holdings - 100%
Rainbow Network Communications (c)	N/A	N/A	Rainbow Media Holdings - 100%
Rainbow Advertising Sales Company (c)	N/A	N/A	Rainbow Media Holdings - 100%

News Services:
News12 Long Island	0.8	0.8	Rainbow Media Holdings - 100%
News12 Connecticut	0.2	0.2	Rainbow Media Holdings - 100%
News12 New Jersey	1.7	1.7	Rainbow Media Holdings - 100%
News12 Westchester	0.4	0.4	Rainbow Media Holdings - 100%
News12 Bronx	0.6	0.6	Rainbow Media Holdings - 100%
News12 Traffic and Weather	2.6	3.0	Rainbow Media Holdings - 100%
News12.com (c)	N/A	N/A	Rainbow Media Holdings - 100%

(a)                      Represents the number of subscribers to distributors’ systems that receive the referenced programming network.

(b)                     Represents the total number of basic video subscribers available in distributors’ systems that carry the service.

(c)                      Subscriber information is not applicable to these services.

National Entertainment Programming Networks

AMC

With a comprehensive library of popular films, AMC offers movie-based entertainment for movie lovers.

AMC is available on cable television and other distribution platforms such as direct broadcast satellite.  It is carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network.  Affiliate revenues, which in 2005 accounted for about 64% of AMC’s net revenues, are based on fees paid by the distributors for the right to carry the programming.

AMC’s film library consists of films that are licensed from major studios such as Twentieth Century Fox, Warner Bros., Sony (Columbia TriStar and MGM/UA), Universal, Paramount, and Buena Vista under long-term contracts, with sufficient films under contract as of December 31, 2005 to meet its minimum film programming needs through midyear 2008.  AMC generally structures its contracts for the exclusive cable television right to carry the films during identified windows.  AMC’s programming also includes original series such as Sunday Morning Shootout, Movies that Shook the World, Movies 101 and Celebrity Charades.

WE: Women’s Entertainment

WE: Women’s Entertainment, is a 24-hour entertainment service oriented to women.  The programming features women’s interest films and original series and specials of particular interest to women.

WE: Women’s Entertainment has licensed exclusive film and off-network series from major studios such as Twentieth Century Fox, Universal and Warner Bros., as well as independents like Miramax and New Line to supplement its slate of original programming.  The library of licensed content has sufficient films under contract as of December 31, 2005 to meet WE: Women’s Entertainment’s minimum film programming needs through approximately midyear 2008.  WE: Women’s Entertainment’s acquired series include Dharma & Greg, Take This House & Sell It! and Style by Jury.  Bridezillas, Secret Lives of Women and American Princess are WE: Women’s Entertainment’s most successful original series.

The Independent Film Channel (IFC)

IFC was the first network dedicated to independent films and related programming.  IFC presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, “cult classics” and originally produced programs which chronicle independent film trends.

IFC’s film library includes titles from Rainbow Media Holdings’ film production and distribution businesses, as well as from leading independent film studios like Miramax, MGM/UA, Lions Gate and New Line with sufficient films under contract as of December 31, 2005 to meet its minimum film programming requirements needs through midyear 2008.  IFC also features exclusive live coverage of notable international film events like the Cannes Film Festival and the Independent Spirit Awards as well as original series such as Greg the Bunny and The Henry Rollins Show and original documentaries such as This Film Is Not Yet Rated and Z Channel.

fuse

fuse is the nation’s only viewer influenced multi-platform, music television network, featuring music videos, artist interviews, live concerts, series and specials.  fuse is a destination for established and emerging artists.

Regional Sports Networks

Rainbow Media Holdings holds a 100% interest in Fox Sports Net Chicago and holds a 60% indirect interest in Fox Sports Net Bay Area.  Rainbow Media Holdings also has a 50% indirect interest in one other regional sports network, Fox Sports Net New England.  Rainbow Media Holdings manages each of these regional sports networks, which are distributed in their respective region in the United States through cable television as well as other distribution platforms such as direct broadcast satellite.

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

In connection with its December 2003 purchase of the interests that it did not own in Fox Sports Net Chicago and Fox Sports Net Bay Area, subsidiaries of Regional Programming Partners issued promissory notes in the aggregate amount of $150 million to News Corporation.  As part of the restructuring, those promissory notes and accrued interest of $2.9 million were contributed by News Corporation to Regional Programming Partners for no additional consideration and were cancelled without any payment being made on them.

National Sports Partners and National Advertising Partners were owned 50% by the Company and 50% by News Corporation.  As a result of the restructuring, the Company no longer owns an interest in National Sports Partners, National Advertising Partners, Fox Sports Net Ohio or Fox Sports Net Florida.  The results of operations of Fox Sports Net Ohio and Fox Sports Net Florida are included as discontinued operations in the consolidated statements of operations for all periods presented.

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

Other Services

Rainbow Network Communications

Rainbow Network Communications, servicing primarily Rainbow’s programming offerings, is a full service network programming origination and distribution company.  Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing.  Rainbow Network Communications has a state of the art technology center that consolidates all master control/playback and uplink facilities in one location.  This center is fully digital which enables Rainbow Network Communications to process audio and video signals in both standard and high definition.

Video-On-Demand Services

Rainbow Media Holdings’ on-demand services include Mag Rack and Sportskool.  Mag Rack provides a variety of on-demand special interest television programming on a variety of topics including cars,

motorcycles, personal relationships and music instruction.  Sportskool features expert sports instruction, coaching and guidance for a wide range of sports and fitness activities.

These services are currently offered to Cablevision’s subscribers and are also carried by other distributors.

Film Production and Distribution Businesses

Rainbow leveraged IFC’s brand name in 1997 to create IFC Productions, a feature film production company that provides financing for select independent film projects, and in 2000 to create IFC Films, a theatrical distribution company.  Historically, IFC Productions has provided financing for the production of such films as Boys Don’t Cry and Girlfight.  In 2005, IFC Production’s Me and You and Everyone We Know won major awards at the Sundance and Cannes Film Festivals and became one of the top 5 grossing films in IFC Production’s history.  Also in 2004, Fahrenheit 9/11, distributed by IFC Films and Lions Gate, received critical acclaim.  Currently, IFC Films is co-distributing Transamerica (a Golden Globe winning, Academy award nominated film).

VOOM HD Networks

VOOM HD Networks was a suite of 10 high-definition channels at December 31, 2005, produced exclusively in high-definition for distribution through satellite and cable operators.  In 2006, the networks will offer over 2,000 hours of original high definition content on 15 high-definition channels.  VOOM HD Networks range from extreme sports and fashion to art and movies.  VOOM HD Networks aims to offer something for everyone: concerts on Rave HD, art and museum tours on Gallery HD, exploration and nature on Equator HD, extreme sports on Rush HD and 24/7 news and weather on HDNews.  Currently, the VOOM HD Networks are available only on EchoStar Communications Corporation’s (“EchoStar”) DISH Network.

In April 2005, subsidiaries of the Company entered into agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks subject to the closing of the sale of our satellite (Rainbow 1) to EchoStar, which occurred in November 2005.  Under those arrangements, EchoStar initially distributed a portion of the VOOM HD Networks programming service and, beginning in 2006 began carrying all 15 of the channels included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500 million in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100 million per year, up to a maximum of $500 million in the aggregate (which $100 million annual amount may be reduced to no less than $38 million per year, to the extent that the number of offered channels is less than 21) on its service offerings, EchoStar may terminate the affiliation agreement. The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.

Madison Square Garden

Madison Square Garden is a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women’s basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City under a long-term lease).  Additionally, Madison Square Garden manages and operates the Hartford Civic Center and Rentschler Field in Connecticut.  Madison Square Garden, is an indirect wholly-owned subsidiary of the Company.

Other Businesses and Assets

Rainbow DBS

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the

Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200 million in cash.  This transaction closed in November 2005.  In addition, Rainbow DBS had FCC licenses to construct, launch and operate five fixed service, Ka-band satellites and had entered into a contract in November 2004 for the construction by Lockheed Martin of these five Ka-band satellites at a cost of $740 million.  Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities.  Rainbow DBS exercised this right on November 21, 2005, and the amount paid to Lockheed Martin in excess of the estimated termination liability is included as a receivable on the Company’s consolidated balance sheet at December 31, 2005.

The Company has incurred significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs in connection with the shut down of the Rainbow DBS satellite distribution business.  These costs, a portion of which is expected to be recognized subsequent to December 31, 2005, are currently estimated to range from $44.4 million to $101.4 million.  In September 2005, Loral Space and Communications Holding Corporation (“Loral”) filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33 million plus interest, or approximately $47.1 million as of December 31, 2005.  The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously.  Accordingly, no provision has been made for such Make Whole Payment in the accompanying consolidated financial statements, and the estimated low range of the shutdown costs has decreased by approximately $44.6 million from the September 30, 2005 estimate of $89.0 million related primarily to such Make Whole Payment.  The Company recognized costs of approximately $44.4 million relating to the shutdown, of which $43.2 million have been paid and $1.2 million are included in current liabilities in the Company’s consolidated balance sheet at December 31, 2005.  The Company does not expect the shutdown costs to have a material impact on its liquidity position.  Such costs have been and should be more than offset by the proceeds received in November 2005 from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200 million.

Theaters

Clearview Cinemas operates 53 motion picture theaters containing 265 screens in the New York metropolitan area.  The theaters were acquired in transactions completed in 1998 and 1999.

The WIZ

The WIZ, an electronics retailer that sold primarily video and audio equipment, home office equipment, compact disks and other pre-recorded music, digital video disks, and VHS video and other pre-recorded movies, had 17 stores in the New York City metropolitan area at December 31, 2002.  In March 2003, the Company transferred the stock of its subsidiary, Cablevision Electronics Investments, Inc. which owned The WIZ stores to GBO Electronics Acquisition, LLC and exited the retail electronics business.  See “Legal Proceedings.”

Northcoast Communications

CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in Northcoast Communications.  In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763 million in cash.  Of the gross proceeds, a portion was used to retire the Northcoast Communications FCC related debt of approximately $51 million.  The balance of the proceeds were distributed to Northcoast Communications’ partners.  Our share of the proceeds was approximately $651 million.  All of the funds were used to repay bank debt.  In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity.  The sale of Cleveland PCS was consummated in July 2004.  The Company did not record any gain or loss in connection with the sale.  The Company’s investment in Northcoast Communications was zero at December 31, 2005 and 2004.

PVI Virtual Media

PVI Virtual Media Services LLC is a wholly-owned subsidiary of the Company, which markets a real time video insertion system that through patented technology places computer generated electronic images into telecasts of sporting events and other programming.

Other Assets

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity, DTV Norwich LLC that holds FCC licenses in 45 metropolitan areas in the United States, including New York, Miami, Los Angeles, and Cleveland, to provide multichannel video distribution and data service (“MVDDS”), which could be used to distribute video, data or other applications to subscribers via terrestrial transmission facilities and rooftop antennas.

We also own 9,311,147 shares of Charter Communications common stock, 9,790,000 shares of Adelphia Communications Class A common stock, 3,449,785 shares of AT&T Inc. common stock (adjusted to reflect merger with SBC Communications), and 14,318,412 shares of Comcast common stock acquired in connection with the sale of certain cable television systems.  All of these shares other than 9,790,000 shares of Adelphia Communications have been monetized pursuant to collateralized prepaid forward contracts.  We also own 12,742,033 shares of General Electric common stock acquired in connection with the sale of our interest in the Bravo programming service and 800,000 shares of Leapfrog Enterprises, Inc. common stock, which shares were originally monetized under collateralized prepaid forward contracts in January 2003 and April 2003, respectively.

Competition

Cable Television

Our cable television systems compete with a variety of other television programming delivery systems, including satellite delivered signals, delivery systems of incumbent telephone companies and broadcast television signals available to homes within our market by over-the-air reception.

The primary competitor to our cable television systems is direct broadcast satellite (DBS).  Two major DBS services, EchoStar and DirecTV, are now available to the vast majority of our customers.  DBS providers serve over 27% of households that subscribe to multichannel video programming services.  News Corporation’s acquisition of a controlling interest in DirecTV in 2003 significantly increased its competitive position.  Federal laws also permit DBS systems to retransmit local broadcast television signals to their customers.  This has also enhanced the competitive position of DBS.  Our ability to compete with these DBS services is also affected by the quality and quantity of programming available to us and to them.  One of these services, DirecTV, has exclusive arrangements with the NFL that gives it access to programming that we cannot offer.

Another source of competition is incumbent telephone companies such as Verizon and AT&T. Verizon and AT&T Inc. are constructing systems designed to provide video programming as well as voice and data services to residential customers in parts of our service area, and have announced plans for construction in additional parts. Verizon has obtained authorizations to provide video programming in several localities in New York and has begun doing so in some areas. AT&T has announced its intent to provide video programming services in Connecticut and is seeking an exemption from the state’s cable franchise and other cable regulatory requirements. The existence of a new, broadly-deployed network with the capability of providing video, voice and data services, particularly one subject to a lesser regulatory burden, could present a significant competitive challenge to the Company.

Other sources of actual or potential video competition to cable systems include broadcast television stations, private home dish earth stations, multichannel multipoint distribution services (“MMDS”), which deliver television programming over microwave super-high frequency channels received by subscribers with a special antenna, satellite master antenna  television (“SMATV”) systems, which like MMDS generally serve large multiple dwelling units under an agreement with the landlord, and new services such as wireless local multipoint distribution service (“LMDS”), and MVDDS.  The statutory definition of a cable system excludes facilities that do not use public rights-of-way.  This exempts wireless services from local franchise and other requirements applicable only to cable system operators.  No MVDDS  systems have yet been commercially deployed in the United States.

In addition, competitive service providers that utilize the public rights-of-way can operate an “open video system” (OVS) subject only to selected portions of the federal regulations applicable to our cable systems, but still subject to certain local municipal franchising powers.  RCN Corporation is currently operating OVS systems that compete with us in portions of New York City.  Cable systems also compete with entities that make videotaped movies and programs available for home rental or sale.

Notwithstanding any of the foregoing, there can be no assurance that existing, proposed or as yet undeveloped technologies, including technologies that provide video over the Internet comparable to what we provide to our subscribers, will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data offering to consumers, Optimum Online, faces intense competition from other providers of high-speed Internet access services, including DSL service offered by local telephone companies.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other DSL providers such as Verizon, AT&T and Earthlink.  The FCC has allocated spectrum for use by licensed and unlicensed providers of wireless broadband service including, LMDS and MVDDS, which, if offered within Cablevision’s service area, could compete with our high-speed data offering.

VoIP

Our VoIP service, Optimum Voice, faces intense competition from other providers of voice services, including local exchange carriers such as Verizon and other competitive providers of voice services, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection from a cable company or other network.

Programming and Entertainment

Rainbow Media Holdings’ programming networks compete in two highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system’s subscribers.  Second, our programming networks compete with other video programming distributors, including broadcasters and other programming entities, to secure desired entertainment and sports programming.  In each of these markets, some of our competitors are large publicly held companies that have greater financial resources than we do.

Distribution of Programming Networks

The business of distributing programming networks to cable television systems and other multichannel video programming distributors is highly competitive, and most existing channel capacity is in use.  In distributing a programming network, we face competition with other providers of programming networks for the right to be carried by a particular cable system or other multichannel video programming distribution system, and for the right to be carried by such system on a preferential “tier.”  Once our network is selected by a cable or other multichannel video programming distribution system, that network competes for viewers not only with the other channels available on the system, but also with off-air broadcast television, pay-per-view channels and video-on-demand channels, as well as online services, radio, print media, motion picture theaters, DVDs, video cassettes and other sources of information, sporting events and entertainment.

Important to our success in each area of competition Rainbow Media Holdings faces are the prices it charges for its programming networks, the quantity, quality and variety of the programming offered on its networks, and the effectiveness of the networks’ marketing efforts.  The competition for viewers in the context of nonpremium programming networks is directly correlated with the competition for advertising revenues with each of our competitors.

Our ability to successfully compete with other programming networks may be hampered because the cable television systems, DBS services or other systems through which distribution is sought may be affiliated with other programming networks.  In addition, because such affiliated cable television systems or DBS services may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated cable television or DBS services may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks.  Even if such affiliated cable television or DBS operators were to continue to carry our programming networks, there is no assurance that such cable television or DBS operators would not move our networks to less desirable tiers in the operators’ service offerings while moving the affiliated programming network to a more desirable tier, thereby giving the affiliated programming network a competitive advantage.

New programming networks with affiliations to desired broadcasting networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the “bundling” of affiliation agreements with agreements giving the cable system the right to carry the broadcasting network.

An important part of our strategy involves exploiting identified niches of the viewing audience that are generally well-defined and limited in size.  Rainbow Media Holdings has faced and will continue to face increasing competition as other programming networks are launched that seek to serve the same or similar niches.

Sources of Programming

We also compete with other programming networks to secure desired programming.  Although some of this programming is generated internally through our efforts in original programming, most of our programming is obtained through agreements with other parties that have produced or own the rights to such programming.  Competition for this programming will increase as the number of programming networks increases.  Other programming networks that are affiliated with programming sources such as movie or television studios, film libraries or sports teams may have a competitive advantage over us in this area.

Competition for Entertainment Programming Sources

With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include:

•                  national commercial broadcast television networks,

•                  local commercial broadcast television stations,

•                  the Public Broadcasting Service and local public television stations,

•                  pay-per-view programs, and

•                  other cable programming networks.

Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

Competition for Sports Programming Sources

Because the loyalty of the sports viewing audience to a sports programming network is driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks.  Our sports networks compete for local and regional rights for teams or events principally with:

•                  national or regional cable networks that specialize in or carry sports programming, some of which also own or control sports teams

•                  television “superstations” which distribute sports and other programming by satellite,

•                  the local and national commercial broadcast television networks,

•                  independent syndicators that acquire and resell such rights nationally, regionally and locally, and

•                  direct broadcast satellite operators.

Owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their local service areas for the right to distribute a number of the teams’ games on their systems.  Some of our competitors may also have ownership interests in sports teams or sports promoters.  This may give them an advantage in obtaining broadcast rights for such teams or sports.

To remain competitive in acquiring rights to sports programming, our sports networks attempt to secure long-term rights agreements with teams and athletic conferences.  Our sports networks, however, are not always successful in doing so, and we cannot be assured that our strategy will enable our sports networks to offer sports programming of the type and in the quantity or quality necessary for such networks to remain competitive.

In the New York market, the two local professional baseball teams have each organized their own cable television services featuring the games of their teams.  This adversely affects the competitive position of our regional sports programming networks in New York.

In addition to the above considerations, we operate in an environment that is affected by changes in technology.  It is difficult to predict the future effect of technology on many of the factors affecting our competitive position.  For example, data compression technology has made it possible for most video programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space.  As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal.

Competition for Advertising Revenue

The financial success of our programming businesses also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of the competing programming and the availability of other entertainment activities.  A shift in viewer preferences could cause our programming to decline in popularity, which could cause a decline in advertising revenues and could jeopardize renewal of our contracts with distributors.  A decline in available advertising expenditures by advertisers could also cause a decline in advertising revenues regardless of a change in viewer preferences, especially from increased competition by other programmers providing similar programming.  In addition, our competitors may have more flexible programming arrangements, as well as greater volumes of production, distribution and capital resources, and may be able to react more quickly to shifts in tastes and interests.

Madison Square Garden - Sports and Entertainment Businesses

In addition to the competition faced by its programming networks (as discussed above), our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing the professional sports teams’ results of operations.  Madison Square Garden and Radio City Music Hall compete with other entertainment venues in the New York metropolitan area.  Competition is affected primarily by the quality of the sports and entertainment offered to consumers and, to a lesser extent, by factors such as price, arena quality and location.

Clearview Cinemas

Clearview Cinemas as a smaller, regional film exhibitor, competes with a number of large theater chains and independent theaters with respect to acquiring licenses to films and attracting patrons.  The principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theater chain and of the particular theater, quality of projection and sound equipment and the exhibitor’s ability and willingness to promote the distributor’s films.  Most of our competitors are in a stronger competitive position than Clearview Cinemas based upon these factors.  We believe that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theaters, theater comfort and environment, projection and sound quality, level of service and ticket price.  The theater exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated, pay television, DVD and other home video systems.

Lightpath

Lightpath faces substantial competition from large incumbent local exchange carriers (“ILECs”), such as Verizon and AT&T, which are the dominant providers of local telephone and broadband services in their respective service areas, smaller independent ILECs, such as Frontier/Citizens and Warwick Valley Telephone Company, and VoIP providers such as Vonage.  ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

While Lightpath and the ILECs are competitors, Lightpath must enter into interconnection agreements with each ILEC so that Lightpath’s customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers.  Federal and state law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation.  The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and an ILEC.  Agreements are also subject to approval by the state regulatory commissions.  Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut and with AT&T for portions of Connecticut, which have been approved by the respective state commissions.  Lightpath also entered into interconnection agreements with regional carriers in New York and New Jersey.  These agreements, like all interconnection agreements, are for limited terms and are required to be renegotiated, arbitrated and approved subject to the laws in effect at that time.

Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace, competitive local exchange carriers (“CLECs”).  In addition to the ILECs and CLECs, other potential competitors capable of offering voice and broadband services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users.  A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath.

Regulation

Cable Television

Our cable television systems are subject to extensive federal, state and local regulations.  Our systems are regulated under congressionally imposed uniform national guidelines, first set in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996.

Franchising.  Federal law authorizes states or localities to franchise our cable television systems but sets limits on their franchising powers.  It sets a ceiling on cities and other communities imposing franchise fees of not more than 5% of our gross revenues from our provision of cable service.  It prohibits localities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial of renewal.  Our franchising authorities cannot grant an exclusive cable franchise to us and cannot unreasonably refuse to award an additional franchise to compete with us.

PEG and Leased Access.  Localities may require free access to public, educational or governmental channels on our systems.  We must make a limited number of commercial leased access channels available for potentially competitive video services.

Tiering/A La Carte.  Federal law requires us to establish a “basic service” package consisting, at a minimum, of all local broadcast signals that we choose to carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  We are also required to carry leased access programming on the most widely purchased tier.  Federal law does not otherwise dictate the number or nature of programming services carried by a cable operator on each service tier.

Rate Regulation.  In some of our cable systems, the rates for our basic service package are subject to regulation by local franchising authorities.  Local municipalities or state cable television regulators may also regulate the rates we charge for the installation and lease of the equipment used by subscribers to receive the basic service package, including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets.

We are permitted to compute our regulated equipment rates by aggregating our costs of broad categories of equipment at the franchise, system, regional or company level.

The FCC’s rules prevent us, unless we can justify higher rates on the basis of our costs, from raising the rates we charge for the basic service package beyond an inflation indexed amount, plus increases in certain costs beyond our control, such as taxes, franchise fees and increased programming costs that exceed the inflation index.  Increases in fees we pay to broadcast stations for the retransmission of their signals may also be passed through to our subscribers.

The FCC also adopted guidelines for “cost-of-service” showings, pursuant to which we can attempt to justify rates in excess of the basic service package benchmarks.  The FCC in addition permits rate adjustments attributed to the cost of a rebuild or a substantial upgrade of our cable systems plant.

Rate regulation, including regulation of our basic service package, is by federal law eliminated if one of our cable systems is subject to “effective competition” from another multichannel video programming distributor, such as a telephone company, a DBS operator, or a competing OVS or cable company like RCN Corporation.  Our cable television systems gain greater flexibility in packaging and pricing when the FCC makes a finding of “effective competition” based on such competition.  We have been successful in obtaining from the FCC such an “effective competition” finding in a number of communities in our market and are currently seeking such a finding in other communities.

The FCC had authority to reduce the rates for our service packages other than our basic service package but that authority has now expired.  Services that we offer on a per channel or per program basis, like HBO, have never been subject to rate regulation by either local municipalities or the FCC.

Must-Carry/Retransmission Consent.  We are required by federal law to carry all local broadcast stations (“must-carry”), or, at the option of a local broadcaster, to obtain the broadcaster’s prior consent for retransmission of its signal.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.

Congress has established a “hard” date of February 17, 2009, as the deadline by which broadcasters must relinquish their analog spectrum.  No later than February 18, 2009, they must transmit solely in digital format.  When a broadcaster completes its transition from analog to digital transmission, only its primary digital video stream will be entitled to must-carry.  The FCC has twice found that “dual must carry” rules (requiring cable systems to carry both the analog and digital broadcast signals) would be unconstitutional.  The FCC has also ruled that broadcasters may not demand mandatory carriage for other than the primary digital video programming stream.  The orders rejecting dual must carry and mandatory “multicasting” are currently subject to petitions for reconsideration pending for the FCC.

Ownership Limitations.  Congress has required the FCC to set limits on the number of channels that we can program with programming services we control, and a national limit on the number of subscribers we can serve.  In 2001, a federal appellate court held unconstitutional the FCC’s rules establishing a 40% limit on the number of channels of one of our cable television systems that can be occupied by programming services in which we have an attributable interest and a national limit of 30% on the number of multichannel video households that we can serve.  The FCC is reviewing its ownership rules in light of that decision.

Set Top Boxes.  The FCC requires cable operators to separate security from non-security functions in digital set-top boxes in order to permit the manufacture and sale of these devices by third parties.  By July 2007, cable operators themselves must cease providing digital set-top boxes that integrate security functions with the other capabilities provided by these boxes.  The FCC also requires cable operators to allow consumers to connect televisions and other consumer electronics equipment with a slot for a cable security card directly to digital cable systems to enable receipt of one-way digital programming without need for a set-top box.

Network Blackout/Nonduplication.  FCC rules require that we black out certain network and sports programming on imported distant broadcast television signals upon request.  The FCC also requires that we delete syndicated programming carried on distant signals upon the request of any local television/broadcast station holding the exclusive right to broadcast the same program within our local television market.

Other Regulation.  The FCC regulates us in such areas as customer service, technical standards, privacy, rates for leased access channels, and obscenity.  The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment.  The FCC is currently reviewing proposed standards for compatibility of digital equipment.

The FCC also imposes restrictions on our origination cablecasting channels and imposes rules governing political broadcasts; ownership and control of cable home wiring in single family residences and multiple dwelling units; closed captioning on networks we carry; and limitations on advertising contained in children’s programming that we carry.

The FCC requires us to pay annual “regulatory fees” for its services that we may pass on to subscribers.  Other fees are assessed for the FCC licenses we hold for business radio, cable television relay systems and earth stations.  These fees may not be collected from our subscribers.

The FCC has authority to regulate utility company rates for cable rental of pole and conduit space unless states establish preemptive regulations in this area.  The states in which our cable television systems operate have adopted such regulations.  Utilities must provide cable television systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or rights-of-way controlled by the utility.

The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators.  The FCC’s authority to set pole access rates for cable Internet access services has been upheld by the Supreme Court, reducing potential costs to us for such attachments.  The states in which we operate have, to date, adopted the FCC regulations, although they remain free to adopt other pole attachment rules.

Federal Copyright Regulation.  We are required to pay copyright royalty fees to receive a statutory compulsory license to carry broadcast television signals.  The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in the statutory compulsory licenses for cable television carriage of broadcast signals.  Such changes, if made, could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

State and Municipal Regulation of Cable Television.  Regulatory responsibility for local aspects of the cable business such as franchisee selection, system construction, safety, and consumer services remains with either state or local officials and, in the jurisdictions in which we operate, with both.

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

High-Speed Internet

In March 2002, the FCC determined that services like Optimum Online should be classified as “information services” for regulatory purposes, and the Supreme Court upheld that determination.  The FCC has traditionally subjected information services to a lesser degree of regulation than “telecommunications services,” which are offered to the public for a fee on a common carrier basis.  The FCC has asked whether it should nonetheless require cable operators to provide transmission capacity to unaffiliated Internet service providers.  The outcome of the FCC’s proceeding could affect the regulatory obligations imposed on Optimum Online, and the extent to which states and local authorities may regulate it or assess fees upon revenues generated by it.  The FCC has adopted principles, but not rules, that similarly state that consumers are entitled to access all lawful Internet content using their broadband connections.

VoIP

The regulatory treatment of Voice over Internet Protocol, or VoIP, services like Optimum Voice is uncertain.  Congress and several state commissions are examining issues surrounding the provision of VoIP.  In February 2004, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  In November 2004, the FCC determined that VoIP services with certain characteristics, including cable-provided VoIP services, are interstate services subject to federal rather than state jurisdiction.  The FCC’s determination has been appealed to a federal court of appeals.  Congress and several state commissions also are reviewing the provision of VoIP services.

Programming and Entertainment

Cable television programming networks, such as those owned by Rainbow Media Holdings, are regulated by the FCC in certain respects if they are affiliated with a cable television system operator like Cablevision.  Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly.  To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, Rainbow Media Holdings’ business will be directly affected.

Closed Captioning and Advertising Restrictions on Children’s Programming.  Certain of Rainbow Media Holdings’ networks must provide closed-captioning of programming for the hearing impaired, and its programming intended primarily for children 12 years of age and under must comply with certain limits on advertising.

Indecency and Obscenity Restrictions.  Cable operators and broadcasters are prohibited from transmitting obscene programming, but only broadcasters currently are subject to restrictions on the transmission of indecent material.  They may not transmit indecent programming when there is a reasonable risk of children in the audience (6 a.m. to 10 p.m.).  Penalties for violations of this restriction can be severe.

Program Access.  The “program access” provisions of federal law, which expire at the end of 2007, require us to make Rainbow Media Holdings’ satellite-delivered video programming services available to competing multichannel video programming providers, such as DBS providers and telephone companies.  Rainbow Media Holdings cannot have exclusive contracts with cable operators for these services, nor can it discriminate in the prices, terms and conditions of sale or distribution of these services.  The program-access rules do not generally cover terrestrially-delivered programming created by cable-system affiliated programmers such as Rainbow Media Holdings.

Effect of “Must-Carry” Requirements.  The FCC’s implementation of the statutory “must-carry” obligations require cable and DBS operators to give broadcasters preferential access to channel space.  This reduces the amount of channel space that is available for carriage of Rainbow Media Holdings’ networks by cable television systems and DBS operators.

Satellite Carriage.  All satellite carriers must under federal law offer their service to deliver Rainbow Media Holdings and its competitor programming networks on a nondiscriminatory basis (including by means of a lottery).  A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.  Numerous competing satellite services today provide transponders that Rainbow Media Holdings could use to deliver its programming networks.

Telecommunications Services

The Telecommunications Act of 1996 was enacted to remove barriers to entry in the local telephone market that continues to be monopolized by the Bell Operating Companies (“BOCs”) and other ILECs by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks and access to certain portions of their communications networks (known as network elements) at cost-based rates.  The 1996 Telecommunications Act also facilitates the entry of utility companies into the telecommunications market.

The 1996 Telecommunications Act entitles our Lightpath subsidiary to certain rights, but as a telecommunications carrier, it also subjects Lightpath to regulation by the FCC and the states.  Lightpath’s designation as a telecommunications carrier also results in other regulations that may affect Lightpath and the services it offers.

Interconnection.  The 1996 Telecommunications Act requires Lightpath to interconnect directly or indirectly with other telecommunications carriers.  In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network (i.e., reciprocal compensation).  Accordingly, Lightpath is entitled, in some cases, to reciprocal compensation from carriers when it terminates their originating calls on its network.  With regard to reciprocal compensation, the FCC issued an order that under certain circumstances capped reciprocal compensation for terminating traffic based on a ratio of traffic.  Traffic above the ratio is deemed to be of Internet service providers (“ISP-bound traffic”) and subject to lower termination compensation.  On appeal, the federal court found that the FCC did not adequately support its findings regarding reciprocal compensation for ISP-bound traffic and remanded the FCC’s order back to the FCC for further consideration.  The FCC has taken no action on the remand from the federal court.

Unbundled Network Elements.  In August 2003, the FCC reduced the number of network elements that ILECs must offer to competitors.  The FCC’s August 2003 action was appealed and in March 2004 was vacated and remanded by a federal court of appeals.  In response to the remand, the FCC issued new rules in February 2005 regarding the network elements ILECs are required to make available.  Those rules currently are being challenged before the same federal court of appeals.  The FCC has also initiated a comprehensive review of its rules setting the price that competitors pay for ILEC network elements.  Although Lightpath does not rely principally on the network elements purchased from ILECs, the ultimate outcome of the appeal or any subsequent FCC action could affect Lightpath’s and other competitors’ ability to obtain access to elements of the ILECs’ networks they require to provide service to their customers.

Universal Service.  Lightpath is subject to federal and state regulations that implement universal service support for access to telecommunications services and information services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced telecommunications services by schools, libraries, and rural health care providers.  Currently, the FCC assesses Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers.  The FCC adopted new rules regarding the assessment of universal service contributions in December 2002.  Instead of assessing universal service contributions based on revenues accrued six months prior, contributions now are based on projections of revenue.  Also, the FCC placed limits on the mark-up carriers may place on the universal service line items on their customer bills.  Several parties have asked the FCC to reconsider these rules.  States may also assess such payments and subsidies for state universal service programs.

Other Regulation.  Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of fees to fund the Telecommunication Relay Services fund, local number portability administration, the North American Numbering Plan, and the payment of regulatory fees to support the FCC.

Access Charges.  Like ILECs, CLECs may assess interstate access charges on interexchange carriers whose customers access the ILEC or CLEC’s local network.  The FCC has issued an order implementing a benchmark for decreasing access rates that CLECs can charge, moving such rates in alignment with lower ILEC access rates.

State Regulation.  Lightpath is also subject to regulation by the state commissions in each state in which it provides service.  In order to provide service, Lightpath must seek approval from each such state commission and may at times require local approval to construct facilities.  Lightpath is currently authorized and provides service in New York, Connecticut, and New Jersey.

Lightpath’s regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds, and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; making contributions to state universal service support programs; geographic build-out; and other matters relating to competition.

MVDDS

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity that holds multichannel video distribution and data service (“MVDDS”) licenses in 45 metropolitan areas including New York, Miami, Los Angeles, and Cleveland.  These licenses are for a 10 year term, with a renewal expectancy based on a showing of “substantial service” within each of these market areas at the end of 5 and 10 years into the license period.  The FCC’s rules prohibit the Company from holding more than a 20% interest in the MVDDS license in the New York market because of common ownership with the Company’s cable systems there. Absent a waiver of this restriction by the FCC, the Company would need to divest all or a sufficient portion of its investment in the New York City MVDDS license to comply with the restriction.  On October 13, 2005, the FCC granted a one-year extension, until October 23, 2006, for the Company to come into compliance with the FCC’s ownership restrictions. We cannot provide any assurance that the FCC would grant a further waiver necessary for the Company to retain its interest in the New York license.

Employees and Labor Relations

As of December 31, 2005, we had 12,768 full-time, 2,698 part-time and 4,959 temporary employees of which 425, 965 and 2,698, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

Item 1A. Risk Factors

We have substantial indebtedness and we are highly leveraged, which reduces our capability to withstand adverse developments or business conditions.

We have incurred substantial amounts of indebtedness to finance operations, to upgrade our cable plant and acquire other cable television systems, programming networks, sources of programming and other businesses.  We also have incurred indebtedness in order to offer our new services to our current and potential customers.  We have also incurred substantial debt to pursue activities outside our core businesses such as our acquisitions of the Wiz, Clearview Cinemas and our development of Rainbow DBS.  We may continue to incur substantial amounts of debt in the future for these and other purposes, including possibly for a special dividend as discussed below.  At December 31, 2005, our total indebtedness aggregated $9.8 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness will not.

Our financial statements reflect substantial losses from continuing operations and a significant stockholders’ deficiency, and we expect that our net losses, absent one-time gains, may continue and remain substantial for the foreseeable future, which may reduce our ability to raise needed capital.

We reported losses from continuing operations of $120.9 million, $469.6 million and $274.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our losses from continuing operations primarily reflect our high interest expense, our preferred stock dividends (through May 2004) and depreciation and amortization charges, which may continue to be significant. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

Our Board of Directors may decide to declare a special dividend, all of the funding for which will come from additional indebtedness, which will increase our leverage.

The Board of Directors of Cablevision has announced that it expects to begin reconsideration of a special dividend at its regularly scheduled meeting in March 2006.  There can be no assurance that the Board will decide to move forward with a special dividend.  If the Board of Directors of Cablevision declares a special dividend, all of the funds to pay that dividend will come to Cablevision from CSC Holdings as a dividend.  CSC Holdings would need to raise those funds through the incurrence of additonal debt.  We are already highly leveraged.  The incremental borrowings associated with a special dividend would substantially increase our leverage.  In addition, these additional borrowings would increase our interest expense and our other debt service requirements, which are already substantial, and would reduce our borrowing capacity and financial flexibility.  Accordingly, we may continue to incur losses from continuing operations and net losses for the foreseeable future.  A special dividend would also increase our stockholders’ deficiency.

A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our borrowing costs and reduce our access to capital.

Our debt ratings are below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category.  In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant.  A lowering or withdrawal of a rating may further increase our borrowing costs and reduce our access to capital.

Our financial performance may be harmed by the significant and credible risks of competition in our cable television, high-speed data and voice businesses.

Competition in our various business segments could adversely affect our business and financial results and our ability to service our debt.  We compete with a variety of video programming distribution systems, including:

•                  broadcast television stations,

•                  direct broadcast satellite systems,

•                  multichannel multipoint distribution services,

•                  satellite master antenna television systems, and

•                  private home dish earth stations.

For example, two major direct broadcasting satellite, or DBS, services, EchoStar and DirecTV, are available to the vast majority of our customers.  DBS services have attracted large subscriber bases, a significant portion of which are persons who were, or would have been, cable television subscribers.  News Corporation’s acquisition of a controlling interest in DirecTV in 2003 significantly increased its competitive position.  Federal laws also permit DBS systems to retransmit local broadcast television signals to their customers.  This has also enhanced the competitive position of DBS.  Our ability to compete with these DBS services is also affected by the quality and quantity of programming available to us and to them.  One of these services, DirecTV, has exclusive arrangements with the NFL that gives them access to programming that we cannot offer.

Another source of competition is incumbent telephone companies such as Verizon and AT&T. Verizon and AT&T Inc. are constructing systems designed to provide video programming as well as voice and data services to residential customers in parts of our service area, and have announced plans for construction in additional parts. Verizon has obtained authorizations to provide video programming in several localities in New York and has begun doing so in some areas. AT&T has announced its intent to provide video programming services in Connecticut and is seeking an exemption from the state’s cable franchise and other cable regulatory requirements. The existence of a new, broadly-deployed network with the capability of providing video, voice and data services, particularly one subject to a lesser regulatory burden, could present a significant competitive challenge to the Company.

Actual or potential video competition to cable systems is also possible from wireless LMDS and MVDDS.  In addition, competitive service providers that utilize the public rights-of-way can operate an open video system, or OVS.  RCN Corporation is currently operating OVS systems that compete with us in portions of New York City.  Cable systems also compete with the entities that make videotaped movies and programs available for home rental or sale.

Our high-speed data offering to consumers faces intense competition from other providers of high-speed Internet access including DSL service offered by local telephone providers.  These lines may also be used to offer video programming in competition with our cable systems.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other DSL providers such as Verizon, AT&T and Earthlink. The FCC has allocated spectrum for use by licensed and unlicensed providers of wireless broadband service, including LMDS and MVDDS, which, if offered within Cablevision’s service area, could compete with our high-speed data offering.

Our voice service offerings to consumers face intense competition from other providers of voice services, including local exchange carriers such as Verizon and other competitive providers of voice services, as well as VoIP providers like Vonage.

Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries’ ability to send us funds.

Our principal subsidiaries include various entities that own cable television systems or own interests in programming networks.  Our ability to pay interest on and repay principal of our outstanding indebtedness is dependent primarily upon the operations of our subsidiaries and the distributions or other payments of the cash they generate to us in the form of dividends, loans or advances.  Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our public indebtedness or to make any funds available to us to do so.  Rainbow National Services LLC, is a party to a credit agreement and indentures that contain various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, our subsidiaries’ creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder.  Creditors of our subsidiaries are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims would be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

Our ability to incur debt and the use of our funds are limited by significant restrictive covenants in financing agreements.

Our credit facilities and debt instruments contain various financial and operating covenants that, among other things, require the maintenance of financial ratios and restrict the relevant borrower’s ability to incur debt from other sources and to use funds for various purposes, including investments in some subsidiaries.  Violation of these covenants could result in a default that would permit the parties who have lent money under such credit facilities and such other debt instruments to:

•                  restrict the ability to borrow undrawn funds under such credit facilities, and

•                  require the immediate repayment of the borrowings thereunder.

These events would be likely to have a material adverse effect on the value of our debt and equity securities.

We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations and the failure to do so successfully could adversely affect our business.

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for our businesses were

$769.3 million, $697.5 million, $832.1 million in 2005, 2004 and 2003, respectively, and primarily include payments for consumer premises equipment, such as new digital video cable boxes and modems, as well as infrastructure and maintenance expenditures on our cable and Lightpath telecommunications network, in addition to the capital requirements of our other businesses.  We expect these capital expenditures to continue to be significant over the next several years, as we continue to market our video, high-speed data and voice services to our customers.  Some of our subsidiaries have substantial future capital commitments in the form of long-term contracts that require substantial payments over a long period of time.  For example, rights agreements with sports teams under which their games are carried on the networks of certain of our programming subsidiaries almost always involve multi-year contracts that are difficult and expensive to terminate.  In addition, if we fail to spend the requisite amounts under our affiliation agreement with EchoStar, up to a maximum of $500 million during the 2005-2010 period in our VOOM HD Networks programming business, EchoStar may terminate the affiliation agreement.  We also face the need to renovate our Madison Square Garden Arena in the next several years or pursue a relocation alternative either of which would require significant funding.  Accordingly, if we are forced to cancel or scale back current and future spending programs as described above, our choice of which spending programs to cancel or scale back may be limited.  We will not be able to generate sufficient cash internally to both meet these obligations and repay our indebtedness at maturity.  Our funding needs will also increase if our Board of Directors decides to pay a special dividend as described above.  Accordingly, we will have to do one or more of the following:

•                  raise additional capital, through debt or equity issuances or both,

•                  cancel or scale back current and future spending programs, or

•                  sell assets or interests in one or more of our businesses.

However, you should not assume that we will be able to raise any required additional capital or to do so on favorable terms.  If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs.  Our choice of which spending programs to cancel or reduce may be limited.  Failure to successfully pursue our capital expenditure and other spending plans could materially and adversely affect our ability to compete effectively.

Government investigations relating to improper expense recognition and the timing of recognition of launch support, marketing and other payments under affiliation agreements are pending, the scope and outcome of which could have a negative impact on the price of our securities and our business.

In June 2003, we reported that we had discovered certain improper expense accruals primarily at the national programming services of our Rainbow segment.  Following that announcement, investigations were commenced by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.  In addition, in July 2004, in connection with our response to comments of the staff of the Division of Corporation Finance of the SEC with respect to our filings under the Securities Exchange Act of 1934, we provided the SEC with information with respect to certain of our previous restatements/adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements.  The SEC is continuing to investigate the improper expense recognition matter and the timing of recognition of launch support, marketing and other payments under affiliation agreements.  The matter has occupied and will continue to occupy the time and attention of our management team.  We are cooperating fully and intend to continue to do so.  Any adverse developments in connection with this matter, including a determination that we have acted improperly, could have a material adverse effect on our stock price, including increased stock price volatility and could negatively impact our business and our ability to raise additional funds in the future.

Litigation is pending seeking to enjoin the payment of a special dividend.

A shareholder class action was filed against Cablevision and its individual directors in, among other jurisdictions, the New York Supreme Court for Nassau County relating to the Dolan family group’s proposal to acquire the outstanding, publicly-held interests in Cablevision.  On October 24, 2005, the

Company received a letter from the Dolan family group withdrawing that proposal and recommending the consideration of a special dividend.  On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan family group.  The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan family group.  On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board is expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty. The action is brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors. The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against the Company as a result of the alleged breaches.

The plaintiff in a patent infringement case pending in the U.S. District Court for the Eastern District of New York, Rates Technology Inc. v. Cablevision Systems Corp., has requested permission from the court to file a supplemental complaint alleging that the special dividend would constitute a fraudulent conveyance and seeking to enjoin payment of any such dividend. The underlying patent infringement complaint, filed in July 2005, alleges that the Company’s Optimum Voice products infringe two patents owned by the plaintiff.

Programming costs of our cable television systems are increasing and we may not have the ability to pass these increases on to our subscribers.

Programming costs paid by our cable television systems have experienced a rapid increase, particularly with respect to costs for sports programming.  Programming costs are now one of our largest categories of expenses.  These increases are expected to continue, and we may not be able to pass programming cost increases on to our subscribers due to the increasingly competitive environment.  If we are unable to pass these increased programming costs on to our subscribers, our operating results would be adversely affected.  We also face financial and other demands by broadcasters to obtain the required consent for the retransmission of broadcast television signals to our subscribers.  We may be unable to recoup these costs from our cable television subscribers.  Moreover, we could lose subscribers if we are required to stop offering this programming.

We face intense competition in obtaining content for our programming businesses.

Rainbow Media Holdings’ programming businesses compete with other programming networks to secure desired programming.  Most of Rainbow Media Holdings’ programming is obtained through agreements with other parties that have produced or own the rights to such programming.  Competition for and choices of programming will increase as the number of programming networks increases.  Other programming networks that are affiliated with programming sources such as movie or television studios, film libraries or sports teams may have a competitive advantage over Rainbow Media Holdings in this area.

The success of our programming businesses depends upon the availability of programming that is adequate in quantity and quality, and our ability to obtain carriage of our programming.

Rainbow Media Holdings’ programming networks compete in two highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution services.  Second, the success of our programming businesses depends upon the availability of programming that is adequate in quantity and quality.  In particular, the national entertainment networks depend upon the availability of films, television programming and music in their niche markets and the regional sports networks depend upon the availability of local sports programming, especially professional sports programming.

The national entertainment networks are parties to film rights agreements giving the networks the right to carry certain films during certain window periods.  The regional sports networks are parties to sports rights agreements giving the networks the right to carry all or a portion of the games of local professional sports teams.  These rights agreements expire at varying times, may be terminated by the other party if we are not in compliance with the terms of the agreement and, in the case of all sports rights agreements, are subject to league rules and regulations.  In addition, our programming businesses are parties to affiliation agreements with distributors that require those programming businesses to deliver programming that meets certain standards as to quantity, quality or content.  For example, certain affiliation agreements require that our regional sports networks deliver a certain minimum number of local professional sports games.  We would not be able to satisfy those requirements if we did not have the rights to carry the prerequisite number of games from the local professional sports teams.  In 2005, we settled litigation with Time Warner, which attempted to terminate its affiliation agreement with AMC, based on the allegation that AMC had changed its programming.  To the extent that we do not or are not able to satisfy the quantity, quality or content standards set forth in our affiliation agreements, distributors may have the right to terminate those affiliation agreements.  We cannot assure you that our programming businesses will ultimately be successful in negotiating renewals of their rights agreements or program supply agreements or in negotiating adequate substitute rights or program supply agreements in the event that their rights or program supply agreements expire or are terminated.

A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.

At December 31, 2005, we reported approximately $9.8 billion of consolidated total assets, of which approximately $2.6 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems, affiliation agreements, and amounts representing the cost of some acquired assets and businesses in excess of their identifiable tangible and intangible assets.  While we believe that the carrying value of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

We are controlled by the Dolan family.  As a result of their control of us, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

We have two classes of common stock:

•                    Class B common stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of the Cablevision board of directors, and

•                    Class A common stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of the Cablevision Board of Directors.

As of February 24, 2006, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively owned all of Cablevision's Class B common stock, less than 2% of Cablevision’s Class A common stock and approximately 75% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, owned approximately 45% of Cablevision's Class B common stock, less than 1% of Cablevision's Class A common stock and approximately 33% of the total voting power of all the outstanding Cablevision common stock.  The Dolan family has executed a voting agreement that has the effect of causing the voting power of the Class B stockholders to be cast as a block with respect to the election of the directors elected by the Class B stockholders and any change of control transaction.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  On June 19, 2005, Cablevision received a proposal from the Dolan family to acquire the outstanding publicly-held interests in Cablevision following a pro rata distribution of Rainbow Media Holdings, which was later withdrawn (in the withdrawal letter, the Dolan family recommended that the Company's Board of Directors consider a one-time, special dividend payable pro rata to all stockholders as discussed in Item 5 below).  In the going private proposal, the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  This proposed transaction would have resulted in the incurrence by CSC Holdings of very substantial additional indebtedness.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

As a result of the Dolan family’s ownership of all of the Class B common stock, the Dolan family has the power to elect all the directors of Cablevision subject to election by holders of Class B common stock.  In addition, Dolan family members may control stockholder decisions on matters in which holders of all classes of Cablevision common stock vote together as a single class.  These matters could include the amendment of some provisions of Cablevision's certificate of incorporation and the approval of fundamental corporate transactions.  In addition, the affirmative vote or consent of the holders of at least 66-2/3% of the outstanding shares of the Class B common stock, voting separately as a class, is required to approve the authorization or issuance of any additional shares of Class B common stock.  Furthermore, the Dolan family members also have the power to prevent any amendment, alteration or repeal of any of the provisions of Cablevision's certificate of incorporation that adversely affects the powers, preferences or rights of the Class B common stock.

One purpose of the voting agreement referred to above is to consolidate Dolan family control of Cablevision.  The Dolan family requested Cablevision's Board of Directors to exercise Cablevision's right, as a "controlled company", to opt-out of the New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board and to have an independent corporate governance and nominating committee.  Cablevision's Board of Directors and the directors elected by holders of Class A common stock each approved this request on March 8, 2004.

Our business is subject to extensive government regulation and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

The FCC and state and local governments extensively regulate the basic rates we may charge our customers for certain of our video services.  They also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our telephone business and, possibly in the future, our high-speed data services business.  Our businesses are dependent upon FCC licenses to carry on their operations.  Any action by the FCC, the states of New York, New Jersey or Connecticut, or concerted action by local regulators, the likelihood or extent of which we cannot predict, could have a material adverse financial effect on us.

Pending FCC, Congressional and judicial proceedings may affect our businesses.

Indecency and Obscenity Restrictions.  Cable operators and broadcasters are prohibited from transmitting obscene programming, but only broadcasters currently are subject to restrictions on the transmission of indecent material.  They may not transmit indecent programming when there is a reasonable risk of children in the audience (6 a.m. to 10 p.m.).  Some Members of Congress have proposed expanding the prohibitions on indecent programming to include cable and satellite programs, notwithstanding the availability of program blocking devices provided by cable and DBS operators.  Penalties for violations of this restriction can be severe.  We cannot predict the likelihood that such restrictions on cable programming can or will be imposed or the effect such restrictions would have on our cable television and cable programming businesses.  Some members of Congress and the Chairman of the Federal Communications Commission have suggested that indecency restrictions for cable might be unnecessary if cable operators were to offer a separate tier of “family” programming or to offer programming services for purchase on an individual, “a la carte”, basis.  We cannot predict whether the FCC or Congress would mandate such a tier or offering, or the effect of either such requirement on our cable television and cable programming businesses.

National Franchising Standards.  Congress is considering legislation that, for the telephone companies and other wireline video competitors, would relax or eliminate some or all of the local franchising requirements applicable to existing cable operators.  The FCC is also considering whether to adopt standards for the award of additional competitive cable franchises, and whether such standards should also apply to the renewal of existing franchises.  If adopted, these standards could make it easier for new entrants, including Verizon and AT&T, to obtain the authorizations necessary to provide service in competition with us.  We cannot predict whether Congress will adopt such legislation or what form it would take, whether the FCC will impose any such standards, or the effect of either on our cable television or cable programming businesses.

Diversity Requirements.  The FCC has announced that it may open a proceeding to examine whether the so-called “70/70 test” in the Federal Cable Act has been satisfied.  Under this provision, when cable systems with 36 or more activated channels are available to 70 percent of households within the United States, and when 70 percent of those households subscribe to them, the FCC may promulgate any additional rules necessary to promote diversity of information sources.  We cannot predict whether the FCC will impose any such requirements, the nature of any such requirements, or the effect of such on our cable television or cable programming businesses.

Ownership Limitations.  Congress has required the FCC to set limits on the number of channels that we can program with programming services we control, and a national limit on the number of subscribers we can serve.  In 2001, a federal appellate court held unconstitutional the FCC’s rules establishing a 30% national multichannel subscriber limit and the 40% limit on the number of cable channels that a cable operator like Cablevision could program with services in which it holds an attributable ownership interest.  The FCC is reviewing the ownership rules in light of that decision.  We cannot predict at this time how the FCC will rule on these matters.

Must-Carry/Retransmission Consent.  We are required by federal law to carry all local broadcast stations (“must-carry”), or, at the option of a local broadcaster, to obtain the broadcaster’s prior consent for retransmission of its signal.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.  Congress has established a “hard” date of February 17, 2009, as the deadline by which broadcasters must relinquish their analog spectrum.  No later than February 18, 2009, they must transmit solely in digital format.  When a broadcaster completes its transition from analog to digital transmission, only its primary digital video stream will be entitled to must-carry.  The FCC has twice found that “dual must carry” rules (requiring cable systems to carry both the analog and digital broadcast signals) would be unconstitutional.  The FCC has also ruled that broadcasters may not demand mandatory carriage for other than the primary digital video programming stream.  The orders rejecting dual must carry and mandatory “multicasting” are currently subject to petitions for reconsideration pending for the FCC.  We cannot predict how the FCC will rule on those petitions or whether Congress will enact legislation modifying the FCC’s orders.

Access Obligations.  Some parties have proposed federal, state and local requirements that would force cable systems to provide access to third-party Internet service providers in addition to services the cable system itself provides, such as our Optimum Online cable modem service.  In March 2002, the FCC determined that services like Optimum Online should be classified as “information services” for regulatory purposes, and the Supreme Court upheld that determination earlier this year.  The FCC has traditionally subjected information services to a lesser degree of regulation than “telecommunications services,” which are offered to the public for a fee on a common carrier basis.  The FCC has asked whether it should nonetheless require cable operators to provide transmission capacity to unaffiliated Internet service providers.  The outcome of the FCC’s proceeding could affect the regulatory obligations imposed on Optimum Online, and the extent to which states and local authorities may regulate it or assess fees upon revenues generated by it.  Relatedly, bills pending in the House and Senate would impose a so-called “net neutrality” requirement on cable operators and other broadband service providers barring them from “interfering” with subscriber access to Internet content.  The FCC has adopted principles, but not rules, that similarly state that consumers are entitled to access all lawful Internet content using their broadband connections.  We cannot predict whether the pending bills will become law or whether the FCC will adopt binding rules embodying these principles.

Tiering/A La Carte.  Federal law also requires cable operators to carry the signals of local broadcasters on the lowest priced tier of service and leased access programming on the most widely purchased tier, but does not otherwise dictate the number or nature of programming services carried by a cable operator on each service tier.  Some members of Congress, however, have proposed requiring cable operators to offer programming services on an unbundled basis rather than as part of a tier or to provide a greater array of tiers to give subscribers the option of purchasing a more limited number of programming services.  The FCC also has indicated an interest in requiring cable operators to offer programming services in this “a la carte” manner, and in February 2006 released a report finding “substantial benefits” in the a la carte model of delivering video programming.  We cannot predict whether Congress or the FCC might adopt such a requirement, what form it would take, or the effect of such a requirement on our cable television business or Rainbow Media Holdings.

Program Access.  The “program access” provisions of federal law, which expire at the end of 2007, require us to make Rainbow Media Holdings’ satellite-delivered video programming services available to competing multichannel video programming providers, such as DBS providers and telephone companies.  Rainbow Media Holdings cannot have exclusive contracts with cable operators for these services, nor can it discriminate in the prices, terms and conditions of sale or distribution of these services.  The program access rules do not generally cover terrestrially-delivered programming created by cable-system affiliated programmers such as Rainbow Media Holdings.  The FCC has declined to apply the program access rules to terrestrially-delivered programming services, but some members of Congress have suggested extending the requirements to these services.  We cannot predict whether Congress or the FCC might adopt such an expansion of the program access rules in the future or what effect such an extension might have on Rainbow Media Holdings.

VoIP.  Our rollout of Optimum Voice, a VoIP service that is offered via our cable modem service as an add-on to our Optimum Online service, could also be affected by FCC decisions.  The regulatory treatment of VoIP services is uncertain.  Congress and several state commissions are examining issues surrounding the provision of VoIP.  In February 2004, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  In November 2004, the FCC determined that VoIP services with certain characteristics, including cable-provided VoIP services, are interstate services subject to federal rather than state jurisdiction.  The FCC’s determination has been appealed to a federal court of appeals.  Congress and several state commissions also are reviewing the provision of VoIP services.  We cannot predict what, if any, statutory or regulatory obligations will be imposed on VoIP services like Optimum Voice, including the application of various indirect taxes, and what, if any, role state and local authorities will have in regulating these services.

Interconnection.  The 1996 Telecommunications Act requires Lightpath to interconnect directly or indirectly with other telecommunications carriers.  In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network (i.e., reciprocal compensation).  The FCC is exploring methods to unify intercarrier compensation and access charges and is considering a bill-and-keep approach (i.e., no compensation is paid between carriers) as well as several other alternative approaches to modifying the existing intercarrier compensation regimes.  We cannot predict how the FCC might rule on these issues.  Any change to intercarrier compensation could affect Lightpath’s operating results.

Universal Service.  Lightpath is subject to federal and state regulations that implement universal service support for access to telecommunications services and information services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced telecommunications services by schools, libraries, and rural health care providers.  Currently, the FCC assesses Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers.  The FCC adopted new rules regarding the assessment of universal service contributions in December 2002.  Instead of assessing universal service contributions based on revenues accrued six months prior, contributions now are based on projections of revenue.  Also, the FCC placed limits on the mark-up carriers may place on the universal service line items on their customer bills.  Several parties have asked the FCC to reconsider these rules.  In addition, the FCC is considering assessing carriers’ universal service contributions based on a flat-fee charge, such as a per-line or per-number charge.  The FCC is also reviewing whether to impose universal service obligations on additional types of providers, such as broadband providers or a VoIP service like Optimum Voice.  States may also assess such payments and subsidies for state universal service programs.  We cannot predict how the FCC and states may rule on these matters.  Any changes to the assessment and recovery rules for universal service may affect Lightpath’s and Optimum Voice’s financial results.

Access Charges.  Like ILECs, CLECs may assess interstate access charges on interexchange carriers whose customers access the ILEC or CLEC’s local network.  The FCC has issued an order implementing a benchmark for decreasing access rates that CLECs can charge, moving such rates in alignment with lower ILEC access rates.  This decision may be modified further by the FCC’s ongoing review of intercarrier compensation as discussed above.  We cannot predict how the FCC might rule on these matters.  Any changes to the current access charge regime may affect Lightpath’s revenues.

Unbundled Network Elements.  In August 2003, the FCC reduced the number of network elements ILECs must offer to competitors.  The FCC’s August 2003 action was appealed and in March 2004 was vacated and remanded by a federal court of appeals.  In response to the remand, the FCC issued new rules in February 2005 regarding the network elements ILECs are required to make available.  Those rules currently are being challenged before the same federal court of appeals.  The FCC has also initiated a comprehensive review of its rules setting the price that competitors pay for ILEC network elements.  Although Lightpath does not rely principally on the network elements purchased from ILECs, the ultimate outcome of the appeal or any subsequent FCC action could affect Lightpath’s and other competitors’ ability to obtain access to elements of the ILECs’ networks they require to provide service to their customers.  In addition, any changes to the pricing scheme for network elements may affect Lightpath’s operating results.

Our current franchises are non-exclusive and our franchisors need not renew our franchises.

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, in some cases with the approval of state cable television authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non-renewal or termination under some circumstances.  In some cases, franchises have not been renewed at expiration, and we operate under temporary authority from the state while negotiating renewal terms with the franchise authorities.  At December 31, 2005, one of our ten largest franchises had expired and we are currently operating in this area under temporary authority.

Available Information

Our Website address is www.cablevision.com.  We make available through our Website links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish those reports to the Securities and Exchange Commission.

Item 1B.          Unresolved Staff Comments

None.

Item 2.            Properties

We own our headquarters building located in Bethpage, New York with approximately 564,000 square feet of space, and certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 662,000 square feet of space.  Through Madison Square Garden, we also own the Madison Square Garden Arena (with a maximum capacity of approximately 21,000 seats) and theater complex (approximately 5,600 seats) in New York City comprising approximately 985,600 square feet and a training center in Greenburgh, New York with approximately 105,000 square feet of space.  We generally own all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment.  We also generally own our service and other vehicles.

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 1,987,000 square feet of space primarily in New York, New Jersey and Connecticut.  We lease several business offices in Woodbury, New York with an aggregate of approximately 224,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space.  Of the amounts above, we currently sublease approximately 243,000 square feet of space to third party tenants and approximately 113,000 square feet of space is currently vacant.  Other significant properties that are leased include approximately 145,000 square feet in New York City housing Madison Square Garden’s administrative offices and approximately 577,000 square feet in New York City comprising Radio City Music Hall (approximately 5,900 seats).

Clearview Cinemas leases 43 theaters (22 in New Jersey, 18 in New York, two in Pennsylvania and one in Connecticut) with approximately 42,000 seats and owns an additional nine theaters (five in New York and four in New Jersey) with approximately 6,500 seats.  In addition, Clearview Cinemas manages a 952 seat theatre in New York for a third party.

We believe our properties are adequate for our use.

Item 3.            Legal Proceedings

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

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

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193.5 million.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the Committee) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193.9 million, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310.0 million, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allows the Committee to proceed with its claims against the Company.  The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan family group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  On October 24, 2005, the Company received a letter from the Dolan family group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend.  On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan family group.  The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan family group.  On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board is expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty.  The action is brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors.  The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against the Company as a result of the alleged breaches.

The plaintiff in a patent infringement case pending in the U.S. District Court for the Eastern District of New York, Rates Technology Inc. v. Cablevision Systems Corp., has requested permission from the court to file a supplemental complaint alleging that the special dividend would constitute a fraudulent conveyance and seeking to enjoin payment of any such dividend.  The underlying patent infringement complaint, filed in July 2005, alleges that the Company’s Optimum Voice products infringe two patents owned by the plaintiff.  The Company believes that the plaintiff’s patent infringement claims as well as its proposed fraudulent conveyance claims are without merit and intends to contest the lawsuit vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM HD Networks of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint related to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleged:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company filed a motion to dismiss all claims asserted in the complaint.  On October 17, 2005, the court issued a decision granting the motion to dismiss with respect to Cablevision’s alleged “public misrepresentations” and denying that motion in all other respects.  On February 27, 2006, the parties filed a stipulation of dismissal of all claims and counterclaims in the case.  Neither party has admitted any fault or assumed any liability.

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

See “Rainbow  DBS” section for a discussion of litigation between the Company and Loral.

Item 4.            Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                                     Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 201(d) of Regulation S-K under Item 5 is hereby incorporated by reference to Cablevision’s definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2006 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2006, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Cablevision NY Group Class A common stock is traded on the NYSE under the symbol “CVC.”

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2005:
First Quarter	$31.64	$23.54
Second Quarter	$33.86	$25.02
Third Quarter	$32.94	$30.11
Fourth Quarter	$30.75	$22.60

	High	Low
Year Ended December 31, 2004:
First Quarter	$27.58	$21.34
Second Quarter	$23.47	$19.42
Third Quarter	$21.07	$16.16
Fourth Quarter	$25.50	$19.21

As of February 27, 2006, there were 1,061 holders of record of Cablevision NY Group Class A common stock.

There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share.  As of February 27, 2006, there were 30 holders of record of Cablevision NY Group Class B common stock.

All outstanding shares of common stock of CSC Holdings are held by Cablevision.

Dividends

Neither CSC Holdings nor Cablevision have paid any cash dividends on shares of its common stock in the case of CSC Holdings or Class A or Class B common stock in the case of Cablevision.

On October 31, 2005, Cablevision’s Board of Directors authorized management to take all steps that would be necessary to implement a $3 billion special dividend payable pro rata to all stockholders subject to (i) satisfying applicable legal standards, (ii) obtaining the necessary financing on terms and conditions acceptable to the Board, (iii) establishment by the Board of the record date, payment date and final dividend declaration of the special dividend in accordance with applicable New York Stock Exchange requirements, and (iv) final Board approval after completion of its ongoing analysis of the proposed dividend.

In December 2005, the Company announced that during the course of preparing for the financing of the proposed special dividend, it ascertained that there were certain technical covenant violations under the existing bank credit agreement and certain possible technical covenant violations under other debt instruments.  The Company immediately began a comprehensive covenant compliance review, including seeking waivers under its bank credit agreement and seeking waivers under its other debt instruments, if required.  As a result of these matters, on December 18, 2005, the Company’s Board of Directors decided not to proceed with the proposed special dividend or an announced senior note offering.

On January 31, 2006, the Company announced that it had completed the comprehensive debt covenant compliance review announced on December 19, 2005.  That review identified certain technical covenant compliance issues under the CSC Holdings credit agreement and under the Rainbow National Services LLC (“RNS”) credit facility.  The Company received waivers from the lenders under these agreements and certain technical and clarifying amendments have been made to the RNS credit facility agreement.  The covenant compliance issues under the CSC Holdings credit agreement necessitated certain waivers under the Company’s agreements covering its monetizations and interest rate swaps, all of which have been obtained.  No fees were paid to the lenders and counterparties in connection with these waivers and amendments.  The Company also announced that it was in compliance with all of its debt agreements and instruments.

The Company’s Board of Directors is expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  There can be no assurance that the Board will decide to move forward with a special dividend or as to the size or timing of any dividend.  If the Board were to approve a special dividend, Cablevision would have to borrow approximately the full amount of the dividend.  The funds would have to be raised from the incurrence of additional debt.  As a result of the additional borrowings, the Company’s leverage and debt service would substantially increase.

Cablevision and CSC Holdings may pay dividends on their capital stock only from surplus as determined under Delaware law.  If dividends are paid on the Cablevision NY Group common stock, holders of the Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Cablevision NY Group Class A common stock may be paid only with shares of Cablevision NY Group Class A common stock and stock dividends with respect to Cablevision NY Group Class B common stock may be paid only with shares of Cablevision NY Group Class B common stock.  Cablevision’s and CSC Holdings’ senior debentures and CSC Holdings’ senior subordinated debt instruments restrict the amount of dividends and distributions in respect of any shares of capital stock that can be made.  See Note 9 and Note 23 to the consolidated financial statements of Cablevision Systems Corporation.

CSC Holdings paid $60.6 million of cash dividends on the Series H and M Preferred Stock in 2004.

Recent Sales and Use of Proceeds

In December 2005, CSC Holdings issued 3.1 million shares of common stock, $0.01 par value, to Cablevision in consideration for certain cable systems that Cablevision had acquired and were assigned to CSC Holdings in 1999.  The issuance was approved by the Board of Directors of Cablevision at the time of the assignment but the shares were not issued and delivered until December 2005.  This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as an issuance not involving a public offering.

Item 6.            Selected Financial Data

The operating and balance sheet data included in the following selected financial data have been derived from the audited consolidated financial statements of Cablevision and CSC Holdings.  Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Charles F. Dolan or affiliates of Mr. Dolan which were recorded at historical cost.  Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition.  The selected financial data presented below should be read in conjunction with the audited consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

	Cablevision Systems Corporation
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$5,175,911	$4,750,037	$4,023,209	$3,664,365	$3,478,463
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,297,037	2,262,694	1,864,579	1,664,441	1,653,431
Selling, general and administrative	1,292,565	1,192,457	1,083,394	906,794	921,570
Other operating income	—	(95,758)	(4,758)	—	—
Restructuring charges (credits)	(433)	151	10,725	74,091	42,722
Depreciation and amortization (including impairments)	1,084,304	1,137,940	1,042,850	862,952	1,105,074
Operating income (loss)	502,438	252,553	26,419	156,087	(244,334)
Other income (expense):
Interest expense, net	(747,511)	(712,440)	(604,769)	(485,316)	(519,051)
Equity in net income (loss) of affiliates	3,286	(12,991)	429,732	(42,014)	(68,206)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	64,968	2,232	(13,644)	—	2,174,664
Impairment charges on At Home investment	—	—	—	—	(108,452)
Gain (loss) on investments, net	(138,312)	134,598	235,857	(881,394)	109,355
Write-off of deferred financing costs	—	(18,961)	(388)	(6,931)	(18,770)
Gain (loss) on derivative contracts, net	119,180	(165,305)	(208,323)	924,037	281,752
Loss on extinguishment of debt	—	(78,571)	—	(17,237)	(15,348)
Gain on termination of At Home agreement	—	—	—	—	25,190
Minority interests	(5,034)	(65,568)	(116,950)	(201,695)	(355,405)
Miscellaneous, net	651	46	3,719	(5,644)	(8,881)

Income (loss) from continuing operations before taxes	(200,334)	(664,407)	(248,347)	(560,107)	1,252,514
Income tax benefit (expense)	79,401	194,808	(26,416)	81,497	(218,708)
Income (loss) from continuing operations	(120,933)	(469,599)	(274,763)	(478,610)	1,033,806
Income (loss) from discontinued operations, net of taxes	215,233	(199,057)	(22,476)	572,493	(52,356)
Income (loss) before extraordinary item	94,300	(668,656)	(297,239)	93,883	981,450
Extraordinary loss on investment, net of taxes	—	(7,436)	—	—	—
Net income (loss)	$94,300	$(676,092)	$(297,239)	$93,883	$981,450

	Cablevision Systems Corporation
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share
Income (loss) from continuing operations	$(0.43)	$(1.64)	$(0.96)	$(1.63)	$3.67
Income (loss) from discontinued operations	$0.76	$(0.69)	$(0.08)	$1.95	$(0.19)
Extraordinary loss	$—	$(0.03)	$—	$—	$—
Net income (loss)	$0.33	$(2.36)	$(1.04)	$0.32	$3.48
Basic weighted average common shares (in thousands)	281,936	287,085	285,486	293,516	281,938
Diluted net income (loss) per common share
Income (loss) from continuing operations	$(0.43)	$(1.64)	$(0.96)	$(1.63)	$3.62
Income (loss) from discontinued operations	$0.76	$(0.69)	$(0.08)	$1.75	$(0.18)
Extraordinary loss	$—	$(0.03)	$—	$—	$—
Net income (loss)	$0.33	$(2.36)	$(1.04)	$0.29	$3.43
Diluted weighted average common shares (in thousands)	281,936	287,085	285,486	331,959	285,731
Cash dividends declared per common share	$—	$—	$—	$—	$—

	Cablevision Systems Corporation
	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per subscriber data)
Balance Sheet Data:
Total assets	$9,844,509	$11,404,522	$11,233,647	$10,584,133	$10,306,430
Bank debt	1,851,500	2,489,887	2,357,039	2,085,768	1,006,694
Collateralized indebtedness	1,170,126	1,553,427	1,617,620	1,234,106	1,572,372
Senior notes and debentures	5,992,760	5,991,564	3,692,699	3,691,772	3,690,845
Subordinated notes and debentures	746,621	746,231	599,203	599,128	599,054
Notes payable	15,905	150,000	150,000	—	—
Capital leases	59,787	71,563	84,856	86,208	96,296
Total debt	9,836,699	11,002,672	8,501,417	7,696,982	6,965,261
Minority interests	55,190	685,877	580,766	626,571	870,675
Preferred stock of CSC Holdings	—	—	1,624,295	1,544,294	1,544,294
Stockholders’ deficiency	(2,468,766)	(2,630,334)	(1,989,802)	(1,722,361)	(1,588,206)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statistical Data (Unaudited):

Video:
Homes passed by cable (1)	4,484,000	4,443,000	4,401,000	4,369,000	4,337,000
Basic video subscribers (2)	3,027,000	2,963,000	2,944,000	2,963,000	3,008,000
Basic video subscribers as a percentage of homes passed	67.5%	66.7%	66.9%	67.8%	69.4%
Average monthly revenue per basic video subscriber (3)	$100.46	$88.33	$77.49	$66.05	$59.93

High-Speed Data Service:
Customers	1,694,300	1,352,500	1,057,000	770,100	506,700
Customers as a percentage of homes passed	37.8%	30.4%	24.0%	17.6%	11.7%

VoIP Services:
Customers	731,300	272,700	28,700	—	—
Customers as a percentage of homes passed	16.3%	6.1%	0.7%	—	—

(1)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(2)                      Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(3)                      Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment excluding revenues of Lightpath for the fourth quarter in the period by the average number of basic video subscribers for the same period.

	CSC Holdings, Inc.
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$5,175,911	$4,750,037	$4,023,209	$3,664,365	$3,478,463
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,297,037	2,262,694	1,864,579	1,664,441	1,653,431
Selling, general and administrative	1,292,565	1,192,457	1,083,394	906,794	921,570
Other operating income	—	(95,758)	(4,758)	—	—
Restructuring charges (credits)	(433)	151	10,725	74,091	42,722
Depreciation and amortization (including impairments)	1,084,304	1,137,940	1,042,850	862,952	1,105,074
Operating income (loss)	502,438	252,553	26,419	156,087	(244,334)
Other income (expense):
Interest expense, net	(623,102)	(627,392)	(600,979)	(485,316)	(519,051)
Equity in net income (loss) of affiliates	3,286	(12,991)	429,732	(42,014)	(68,206)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	64,968	2,232	(13,644)	—	2,174,664
Impairment charges on At Home investment	—	—	—	—	(108,452)
Gain (loss) on investments, net	(138,312)	134,598	235,857	(881,394)	109,355
Write-off of deferred financing costs	—	(18,961)	(388)	(6,931)	(18,770)
Gain (loss) on derivative contracts, net	119,180	(165,305)	(208,323)	924,037	281,752
Loss on extinguishment of debt	—	(78,571)	—	(17,237)	(15,348)
Gain on termination of At Home agreement	—	—	—	—	25,190
Minority interests	(5,034)	(65,568)	(24,690)	(27,179)	(180,889)
Miscellaneous, net	828	46	3,719	(5,644)	(8,881)
Income (loss) from continuing operations before income taxes and dividend requirements	(75,748)	(579,359)	(152,297)	(385,591)	1,427,030
Income tax benefit (expense)	28,408	159,683	(28,008)	81,497	(218,708)
Income (loss) from continuing operations before dividend requirements	(47,340)	(419,676)	(180,305)	(304,094)	1,208,322
Dividend requirements applicable to preferred stock	—	—	(92,260)	(174,516)	(174,516)
Income (loss) from continuing operations	(47,340)	(419,676)	(272,565)	(478,610)	1,033,806
Income (loss) from discontinued operations, net of taxes	215,233	(199,057)	(22,476)	572,493	(52,356)
Income (loss) applicable to common shareholder before extraordinary item	167,893	(618,733)	(295,041)	93,883	981,450
Extraordinary loss on investment, net of taxes	—	(7,436)	—	—	—
Net income (loss) applicable to common shareholder	$167,893	$(626,169)	$(295,041)	$93,883	$981,450

	CSC Holdings, Inc.
	December 31,
	2005	2004	2003	2002	2001

(dollars in thousands, except per subscriber data)

Balance Sheet Data:
Total assets	$9,929,628	$11,364,498	$11,244,969	$10,584,133	$10,306,430
Bank debt	1,851,500	2,489,887	2,357,039	2,085,768	1,006,694
Collateralized indebtedness	1,170,126	1,553,427	1,617,620	1,234,106	1,572,372
Senior notes and debentures	4,492,760	4,491,564	3,692,699	3,691,772	3,690,845
Subordinated notes and debentures	746,621	746,231	599,203	599,128	599,054
Notes payable	15,905	150,000	150,000	—	—
Capital leases	59,787	71,563	84,856	86,208	96,296
Total debt	8,336,699	9,502,672	8,501,417	7,696,982	6,965,261
Minority interests	55,190	685,877	580,766	626,571	870,675
Redeemable preferred stock	—	—	1,544,294	1,544,294	1,544,294
Exchangeable preferred stock	—	—	80,001	—	—
Stockholder’s deficiency	(943,360)	(1,164,579)	(1,979,931)	(1,775,039)	(1,637,644)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statistical Data (Unaudited):

Video:
Homes passed by cable (1)	4,484,000	4,443,000	4,401,000	4,369,000	4,337,000
Basic video subscribers (2)	3,027,000	2,963,000	2,944,000	2,963,000	3,008,000
Basic video subscribers as a percentage of homes passed	67.5%	66.7%	66.9%	67.8%	69.4%
Average monthly revenue per basic video subscriber (3)	$100.46	$88.33	$77.49	$66.05	$59.93

High-Speed Data Service:
Customers	1,694,300	1,352,500	1,057,000	770,100	506,700
Customers as a percentage of homes passed	37.8%	30.4%	24.0%	17.6%	11.7%

VoIP Services:
Customers	731,300	272,700	28,700	—	—
Customers as a percentage of homes passed	16.3%	6.1%	0.7%	—	—

(1)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(2)                      Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(3)                      Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment excluding revenues of Lightpath for the fourth quarter in the period by the average number of basic video subscribers for the same period.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•                  the level of our revenues;

•                  competition from existing competitors (such as DBS providers) and new competitors (such as telephone companies and high-speed wireless providers) entering our franchise areas;

•                  demand for and growth of our digital video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;

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

•                  our ability to obtain content for our programming businesses;

•                  the level of our capital expenditures;

•                  the level of our expenses;

•                  future acquisitions and dispositions of assets;

•                  the demand for our programming among other cable television and satellite providers and our ability to maintain and renew affiliation agreements with cable television and satellite providers;

•                  market demand for new services;

•                  whether any pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•                  any decision by our Board of Directors to pay a special dividend, including the impact of the additional debt we would need to incur to fund the dividend;

•                  the level of exit costs we will incur in completing the shutdown of the Rainbow DBS satellite distribution business;

•                  other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and our other businesses;

•                  financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and

•                  the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein and herein.

We disclaim any obligation to update or revise the forward looking statements contained herein, except as otherwise required by applicable federal securities laws.

CABLEVISION SYSTEMS CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital market characteristics, the effectiveness of direct competition, the amount of outstanding indebtedness, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand charges, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe, and additional services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available to cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

Our cable television video services, which accounted for 48% of our consolidated revenues for the year ended December 31, 2005, face competition from the direct broadcast satellite business.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as interactive gaming and video-on-demand.  As discussed in greater detail below, if and when telephone companies such as Verizon and AT&T, Inc. begin to provide video services on a broad scale in our service areas, they could also present a serious competitive challenge to our video services.

Our high-speed data services business, which accounted for 15% of our consolidated revenues for the year ended December 31, 2005, faces competition from DSL providers.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  In addition, with approximately 50% of our basic video subscribers now subscribing to our high-speed data service, opportunities to expand that base at the current pace may be limited.  The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

Our consumer voice offering, which accounted for approximately 3% of our consolidated revenues for the year ended December 31, 2005, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and changes in how we are regulated, including increased regulation, may affect our competitive position.

The telephone companies continue constructing systems designed to provide video programming as well as voice and data services to residential customers in parts of our service area, and have announced plans for construction in additional parts. Verizon has obtained authorizations to provide video programming in several localities in New York and has begun doing so in some areas. AT&T has announced its intent to provide video programming services in Connecticut and is seeking an exemption from the state’s cable franchise and other cable regulatory requirements. The existence of a new, broadly-deployed network with the capability of providing video, voice and data services, particularly one subject to a lesser regulatory burden, could present a significant competitive challenge to the Company.

Lightpath, our commercial telephone and commercial broadband business, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - both incumbent local exchange companies, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 16% of our consolidated revenues for the year ended December 31, 2005, we earn revenues in two principal ways.  First, we receive affiliate fee payments from operators of cable television systems and direct broadcast satellite operators.  These revenues are generally on a per subscriber basis and earned under multi-year affiliation agreements with those companies.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks.  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable and satellite operators, we have the right to sell a specific amount of advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fees.  This is because most of our advertising is sold on a short-term basis, not under long-term contracts.  Our advertising revenues also vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of distributors that carry our services and the number of subscribers to cable systems and satellite services that receive our programming.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than newer, less penetrated services.  In negotiating for increased carriage, we may be subject to requests by distributors to make upfront payments in exchange for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided.  We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees, discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues through intensified marketing and by airing an increased number of minutes of national advertising but, ultimately, the level of our advertising revenues are directly related to the overall distribution, penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television operators and satellite providers.  This increased concentration increases the power of those operators and providers, and could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those distributors greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration the potential impact of a loss of any one of our major affiliate relationships would be more significant.

In December 2003, Regional Programming Partners completed the acquisition of the 50% interests in Fox Sports Net Bay Area and Fox Sports Net Chicago that it did not already own in a transaction that was accounted for as a purchase.  As a result, as of December 18, 2003, we began consolidating the results of Fox Sports Net Bay Area and Fox Sports Net Chicago.  The consolidation increased the revenues and expenses in our Rainbow segment in 2004, although the amount of revenues that the Rainbow segment received from Fox Sports Net Chicago declined in 2005 as a result of the termination by two of its significant customers that declined to carry Fox Sports Net Chicago and to payments not being made to us due to an ongoing dispute over an existing affiliation agreement with another cable operator.

In April 2005, the Company restructured its Regional Programming Partnership with News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company now also owns 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England.  The Company continues to own 60% of Fox Sports Net Bay Area.  In addition, the $150 million promissory notes payable to News Corporation and accrued interest of $2.9 million on those notes (incurred in connection with Regional Programming Partners acquisition of the 50% interests in Fox Sports Net Chicago and Fox Sports Net Bay Area) were contributed by News Corporation to Regional Programming Partners for no additional consideration and were cancelled without any payment being made on them.  In connection with the restructuring, the Company no longer consolidates the operating results or the assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida.  The assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida are reflected on the Company’s consolidated balance sheets as of December 31, 2004 as assets held for sale and liabilities held for sale.  The operating results of these businesses, excluding certain allocations of general and administrative costs from the Company that were not eliminated upon the sale of these businesses, have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Beginning in the first quarter of 2005, the VOOM HD Networks have been included in the Rainbow segment.  These channels were previously included in the Rainbow DBS segment which was discontinued.  Prior period segment information has been reported on a comparable basis.

See Note 3 to the Company’s consolidated financial statements for a discussion regarding agreements entered into with EchoStar relating to the launch and operation of the Company’s VOOM HD Networks.

Madison Square Garden

Madison Square Garden (“MSG”), which accounted for 16% of our consolidated revenues for the year ended December 31, 2005, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), the MSG Networks sports programming business, and an entertainment business.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut), and faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the MSG Networks (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our venues, from food, beverage and merchandise sales at our venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by broadcasters and programming services that telecast events of third party sports teams which are under contract with MSG Networks.  This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

MSG’s short-term agreement with Time Warner Cable, Inc. expired on March 7, 2005 and Time Warner Cable discontinued carriage of MSG Network and FSN New York at such time. On May 9, 2005, Madison Square Garden and Time Warner Cable reached a multiyear agreement on key rate and positioning terms for carriage of MSG Network and FSN New York and the parties subsequently entered into definitive documentation reflecting such agreement, which was retroactive to January 1, 2004. In 2005, MSG Networks entered into a new contract with another affiliate which was also retroactive to January 1, 2004. The combined retroactive impact on Madison Square Garden’s revenues in 2005 for these contracts was approximately $17.8 million.

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

Effective September 16, 2004 the NHL commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players’ Association (“NHL Players’ Association”).  The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004-2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement (“NHL CBA”) ending the lockout.  The NHL Players’ Association has the right to terminate the NHL CBA after 4 years or extend it to 7 years.  The new NHL CBA includes an automatic 24% salary reduction for existing player contracts and establishes a team salary cap for each season based on a percentage of hockey-related revenues.  The team salary cap for the 2005-2006 season is approximately $39 million.  The new NHL CBA also provides for a revenue sharing system by which the top ten teams in terms of gross preseason and regular season revenue (as defined in the NHL CBA), will be required to contribute to a fund which will be distributed to other teams under certain circumstances.  The Company currently expects that its NHL team will be one of the top ten revenue teams in the NHL in 2005-2006 and will be required to contribute approximately $4.4 million to the revenue sharing fund.

On July 29, 2005, the NBA and the National Basketball Players’ Association entered into a new 6-year Collective Bargaining Agreement (“NBA CBA”) with the NBA’s option to extend it to 7 years.  Among other changes, the new NBA CBA changed the way luxury tax on player salaries is calculated.  Under the expired NBA CBA, if the relationship of league-wide player salaries to defined league-wide basketball related income (“BRI”) exceeded a specified percentage, teams whose salaries exceeded this specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new NBA CBA, teams will pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league-wide player salaries to BRI.  While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35 million for the 2003-2004 season.  Based on the new NBA CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season (the amount is currently estimated to be approximately $35 million).  In the third quarter of 2005, Madison Square Garden accrued $12.9 million in luxury tax for a player who had previously been waived but whose salary for the 2005-2006 and 2006-2007 seasons will nevertheless be subject to luxury tax under the new NBA CBA.  When the season began, in the fourth quarter of 2005, Madison Square Garden began accruing its estimated luxury tax for its other players for the 2005-2006 season.

The success of our MSG Networks’ sports programming business is affected by our ability to secure desired programming of professional sports teams, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  In the second quarter of 2004, the New York Mets gave notice of termination of its broadcast rights agreement with MSG Networks.  The termination of the rights agreement was effective after the end of the 2005 baseball season.  Although the termination of the rights agreement will have a negative impact on Madison Square Garden’s revenue, we do not believe that it will have a significant impact on Madison Square Garden’s results of operations.

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

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company’s long-lived assets at December 31, 2005 include excess costs over fair value of net assets acquired (“goodwill”) of approximately $1.0 billion, approximately $1.6 billion of other intangible assets ($901.0 million of which are indefinite-lived intangibles) and approximately $3.9 billion of property, plant and equipment.  Such assets accounted for approximately 66% of the Company’s consolidated total assets.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  For other long-lived assets, including intangibles that are amortized, the Company evaluates assets for recoverability when there is an indicator of potential impairment.  If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.  For the Telecommunications Services segment, these valuations also include assumptions for average annual revenue per customer, number of homes passed, operating margin and market penetration as a percentage of homes passed, among other assumptions.  For the Madison Square Garden and Rainbow segments, these valuations also include assumptions for projected average rates per basic and viewing subscribers, number of events (MSG segment only), access to sports programming and film rights and the cost of such programming and film rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell-out rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.  If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

In order to evaluate the sensitivity of the fair value calculations of the Company’s reporting units on the impairment calculation for indefinite-lived intangibles, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit.  This hypothetical decrease would have no impact on the impairment analysis for any of the Company’s reporting units.

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun.  Costs are amortized to technical and operating expense on the straight-line basis over the respective license periods.  We periodically review the programming usefulness of our feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition based on the programming of the individual programming service.  If we determine that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, we would record a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films.

In 2004, the Company recorded impairment losses totaling approximately $354.8 million related to its decision to seek strategic alternatives for the Rainbow DBS segment of its operations.  The Company recorded impairment charges of $90.5 million included in depreciation and amortization expense relating to long-lived assets and other indefinite-lived intangible assets and $75.8 million included in technical and operating expenses representing the write down of certain film and programming contracts relating to its VOOM HD Networks programming service.  In addition, the Company recorded an impairment charge relating to the Rainbow DBS satellite distribution business of $155.4 million reflecting the excess of the carrying value over the estimated fair value of long-lived assets and goodwill and other indefinite-lived intangible assets and a charge of $33.1 million representing the write off of equipment inventory and deposits which have been recorded in discontinued operations.  In addition to the Rainbow DBS segment impairment losses, we recorded impairment losses of approximately $0.7 million, $0.3 million and $17.9 million in the years ended December 31, 2005, 2004 and 2003, respectively, included in technical and operating expense, representing the impairment of certain film and programming contracts and $8.3 million and $2.4 million in 2005 and 2004, respectively, included in depreciation and amortization related to certain other long-lived assets and intangibles primarily within our theater operations and Rainbow segment.

Useful Lives of Finite-Lived Intangible Assets:

The Company has recognized intangible assets for affiliation relationships, affiliate agreements, advertiser relationships, season ticket holder relationships and suite holder contracts and relationships as a result of the Regional Programming Partners restructuring transaction with News Corporation in April 2005.  In addition, the Company has also recognized intangible assets for affiliate agreements and advertiser relationships as a result of the July 2003 repurchase of MGM’s 20% interest in each of AMC, WE and IFC and the repurchase of NBC’s interests in Rainbow Media Holdings in various transactions in 2001 and 2002.  The Company has determined that such intangible assets have finite lives and has estimated those lives to be 4 to 11 years for affiliate agreements, 24 years for affiliation relationships, 7 to 10 years for advertiser relationships, 10 to 15 years for season ticket holder relationships and 3 to 11 years for suite holder contracts and relationships.  At December 31, 2005, the carrying values, net of accumulated amortization, were $476.7 million for affiliate agreements and affiliation relationships, $42.7 million for broadcast rights and other agreements, $72.8 million for advertiser relationships, $70.4 million for season ticket holder relationships, $18.7 million for suite holder contracts and relationships and $57.6 million for other intangibles.

The amount we originally allocated in purchase accounting to the affiliate agreements and affiliation relationships finite-lived intangibles in our consolidated financial statements is the estimated aggregate fair value of those affiliate agreements, affiliation relationships and the related customer relationships.  The useful lives for the affiliate agreements were determined based upon an analysis of the weighted average lives of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements.  The Company has been successful in renewing its affiliate agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliate agreements and maintain those customer relationships in the future.  However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business.  In light of these facts and circumstances, the Company has determined that an estimated useful life of 4 to 11 years for affiliate agreements and 24 years for affiliation relationships is appropriate depending on the nature of the underlying intangible asset.

There have been periods when an existing affiliate agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewal.  In one case during 2004, there was a 10 day period in which an affiliate was restricted from carrying certain of the Company’s sports and entertainment networks because the parties had not reached agreement on contract renewal terms.  We reached a short-term agreement with the affiliate at the end of the 10 day period and that affiliate continuously carried the networks pursuant to successive subsequent short-term agreements through March 7, 2005.  However, we were unable to reach an agreement with this affiliate at expiration on March 7, 2005, and this affiliate discontinued carriage of certain of the Company’s sports networks.  On May 9, 2005, we reached a multi-year agreement on key rate and positioning terms for carriage of these sports networks and the parties subsequently entered into definitive documentation reflecting such agreement.  See “Impairment of Long-Lived and Indefinite-Lived Assets” above.

If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliate agreement.  If the Company were to renew an affiliate agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under “Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible.  The Company also would evaluate whether the remaining useful life of the affiliate agreement remained appropriate.  Based on December 31, 2005 carrying values, if the estimated life of all affiliate agreements and affiliation relationships were shortened by 10%, the effect on amortization in the year ending December 31, 2006 would be to increase our annual amortization expense by approximately $7.1 million.

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carry forwards and deductible temporary differences and tax planning strategies.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded.  In 2005, 2004 and 2003, the Company recorded increases in the valuation allowance of $6.5 million, $14.0 million and $28.0 million, respectively, relating to certain state net operating loss carry forwards.  During 2005, certain state net operating loss carry forwards expired prior to utilization.  The deferred tax asset corresponding to the expired net operating loss carry forwards had been fully offset by a valuation allowance.  The deferred tax asset and valuation allowance were both reduced by $7.0 million.

Plant and Equipment:

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and rebuild of, the Company’s hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company’s headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over 12 years based on the estimated life of the plant, and headend facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites.  Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized.  These costs include materials, subcontractor labor, internal labor to connect, provision and provide on-site and remote technical assistance and other related costs associated with the connection activities.  In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized.  The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.  New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively.  The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

Certain of these capitalized costs are based on estimates of activity levels and other historical statistics.  These estimates are evaluated at least semi-annually, and any changes that result, which may be significant, are reflected in the results of operations in the period in which the evaluations are performed.

Benefit Plans:

The Company utilizes actuarial methods required by Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, to account for the Company’s CHOICE Cash Balance Retirement Plan (the “CSC Plan”) and the Madison Square Garden Retirement Plan (the “MSG Plan”) (collectively, the “Plans”).  The actuarial methods for the Plans require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for the Plans.  Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets.  Material changes in the pension costs of the Plans may occur in the future due to changes in these assumptions, changes in the number of the CSC Plan participants (the MSG Plan is frozen and no longer admits new participants), changes in the level of benefits provided, changes in asset levels and changes in legislation.  Our assumptions reflect our historical experience and management’s best judgment regarding future expectations.

Since pension liabilities are measured on a discounted basis, the discount rate is a significant assumption.  The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices.  Based on the expected duration of the benefit payments for the Plans, we refer to applicable bond yields (such as Moody’s Aaa-Baa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which we believe the Plans’ benefits could be effectively settled.  Based on the published rates and the results from the Buck Consultants’ Discount Rate Model as of December 31, 2005, we used a discount rate of 5.75%, a decline of 25 basis points from the 6.00% rate used as of December 31, 2004 for the Plans.  For the year ended December 31, 2005, this had the effect of increasing the CSC Plan’s projected pension benefit obligation by approximately $2.2 million and for 2006, this has the effect of increasing pension service cost for the CSC Plan by approximately $0.4 million.  For the year ended December 31, 2005, this had the effect of increasing our projected pension benefit obligation by approximately $2.9 million for the MSG Plan and for 2006, this has the effect of increasing pension service cost for the MSG Plan by approximately $0.2 million.

The expected long-term rate of return on the Plans’ assets should, over time, approximate the actual long-term returns on Plan assets.  The expected long-term rate of return on the Plans’ assets is selected by taking into account the targeted asset mix of the Plans, and whether the Plans’ assets are actively managed.  The forward-looking assumptions underlying our expected long-term rate of return are developed by our actuary and reviewed by us for reasonableness.  The return and risk assumptions consider such factors as historical and anticipated long-term performance of individual asset classes, risk premium for active management based on qualitative and quantitative analysis and correlations of the asset classes that comprise the asset portfolio.  The expected rate of return on the Plans’ assets will remain unchanged at 8.0% for 2006.  A 25 basis point change in the expected long-term rate of return would result in approximately a $0.3 million and $0.1 million change in the CSC Plan’s and MSG Plan’s expense, respectively.

Generally accepted accounting principles include mechanisms that serve to limit the volatility in our earnings which otherwise would result from recording changes in the value of plan assets and benefit obligations in our consolidated financial statements in the periods in which those changes occur.  For example, while the expected long-term rate of return on the Plans’ assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year.  These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.  During years 2005 and 2004 for the CSC Plan and in 2005 for the MSG Plan, the Plans did not achieve their expected rate of return on assets, causing expected returns to exceed actual returns.  Declining discount rates, and these lower than anticipated asset returns resulted in a lower than expected funded position for the Plans.

At December 31, 2005, the CSC Plan had a projected benefit obligation of $133.8 million and assets of $116.6 million, after taking into account $26.0 million in contributions made in 2005.  Contributions of $6.8 million will be required for the CSC Plan in 2006.  The Company currently expects to contribute the minimum required contribution in 2006.

Pension expense was $23.3 million, $23.9 million and $22.8 million for the years ended December 31, 2005, 2004 and 2003, respectively for the CSC Plan.  Pension expense for the CSC Plan for 2006 is estimated to be approximately $23.8 million.  The 2006 pension expense estimate incorporates the 2006 assumptions described above, as well as the impact of increased CSC Plan assets resulting from our anticipated contributions of $6.8 million to be made in 2006.

At December 31, 2005, the MSG Plan had a projected benefit obligation of $68.1 million and assets of $39.3 million, after taking into account $7.5 million in contributions made in fiscal 2005.  The Company is currently not required to make a minimum contribution to the MSG Plan in 2006, however we expect to make a discretionary contribution of $3.8 million to reduce future contribution requirements.

Pension expense was $3.7 million and $4.3 million for years 2005 and 2004, respectively for the MSG Plan.  Pension expense for 2006 is estimated to be approximately $4.0 million.  The 2006 pension expense estimate incorporates the 2006 assumptions described above, as well as the impact of increased MSG Plan assets resulting from our anticipated contributions of $3.8 million to be made in 2006.

Certain Transactions

The following transactions occurred during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2005 Transactions.  In April 2005, the Company and News Corporation restructured the Regional Programming Partnership.  As a result, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owns 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England and continues to own 60% of Fox Sports Net Bay Area.

In April 2005, subsidiaries of the Company entered into agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high definition television programming service, subject to the closing of the sale of our satellite (Rainbow 1) to EchoStar which occurred in November 2005.  Under those arrangements, EchoStar was initially distributed a portion of the VOOM HD Networks programming service and, beginning in 2006 began carrying all 15 of the channels (10 were available at December 31, 2005) included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500 million in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100 million per year, up to a maximum of $500 million in the aggregate (which $100 million annual amount may be reduced to no less than $38 million per year, to the extent that the number of offered channels is less than 21) on its service offerings, EchoStar may terminate the affiliation agreement. The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.

2004 Transactions.  In 2004, Rainbow DBS invested approximately $85.0 million in exchange for a substantial interest in an entity that had acquired licenses from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.

In July 2004, Northcoast Communications, a 49.9% owned subsidiary of the Company, completed its sale of its wholly-owned subsidiary, Cleveland PCS, to an unaffiliated entity.  The Company did not record any gain or loss in connection with the sale.

2003 Transactions.  In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc., to GBO Electronics Acquisition, LLC.

In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash.  Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.

In July 2003, the Company repurchased MGM’s 20% interest in each of AMC, The Independent Film Channel and WE: Women’s Entertainment for $500.0 million.

In December 2003, Regional Programming Partners acquired News Corporation’s 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area pursuant to News Corporation’s exercise of its contractual put right for $150.0 million.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2005		2004		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Decrease) in Net Income
		(dollars in thousands)
Revenues, net	$5,175,911	100%	$4,750,037	100%	$425,874

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,297,037	44	2,262,694	48	(34,343)
Selling, general and administrative	1,292,565	25	1,192,457	25	(100,108)
Other operating income	—	—	(95,758)	(2)	(95,758)
Restructuring charges (credits)	(433)	—	151	—	584
Depreciation and amortization (including impairments)	1,084,304	21	1,137,940	24	53,636
Operating income	502,438	10	252,553	5	249,885
Other income (expense):
Interest expense, net	(747,511)	(14)	(712,440)	(15)	(35,071)
Equity in net income (loss) of affiliates	3,286	—	(12,991)	—	16,277
Gain on sale of programming and affiliate interests, net	64,968	1	2,232	—	62,736
Gain (loss) on investments, net	(138,312)	(3)	134,598	3	(272,910)
Write-off of deferred financing costs	—	—	(18,961)	—	18,961
Gain (loss) on derivative contracts, net	119,180	2	(165,305)	(3)	284,485
Loss on extinguishment of debt	—	—	(78,571)	(2)	78,571
Minority interests	(5,034)	—	(65,568)	(1)	60,534
Miscellaneous, net	651	—	46	—	605
Loss from continuing operations before taxes	(200,334)	(4)	(664,407)	(14)	464,073
Income tax benefit	79,401	2	194,808	4	(115,407)
Loss from continuing operations	(120,933)	(2)	(469,599)	(10)	348,666
Income (loss) from discontinued operations, net of taxes	215,233	4	(199,057)	(4)	414,290
Income (loss) before extraordinary item	94,300	2	(668,656)	(14)	762,956
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—	7,436
Net income (loss)	$94,300	2%	$(676,092)	(14)%	$770,392

	Years Ended December 31,
	2004		2003		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Loss
		(dollars in thousands)
Revenues, net	$4,750,037	100%	$4,023,209	100%	$726,828

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,262,694	48	1,864,579	46	(398,115)
Selling, general and administrative	1,192,457	25	1,083,394	27	(109,063)
Other operating income	(95,758)	(2)	(4,758)	—	91,000
Restructuring charges	151	—	10,725	—	10,574
Depreciation and amortization (including impairments)	1,137,940	24	1,042,850	26	(95,090)
Operating income	252,553	5	26,419	1	226,134
Other income (expense):
Interest expense, net	(712,440)	(15)	(604,769)	(15)	(107,671)
Equity in net income (loss) of affiliates	(12,991)	—	429,732	11	(442,723)
Gain (loss) on sale of programming and affiliate interests, net	2,232	—	(13,644)	—	15,876
Gain on investments, net	134,598	3	235,857	6	(101,259)
Write-off of deferred financing costs	(18,961)	—	(388)	—	(18,573)
Loss on derivative contracts, net	(165,305)	(3)	(208,323)	(5)	43,018
Loss on extinguishment of debt	(78,571)	(2)	—	—	(78,571)
Minority interests	(65,568)	(1)	(116,950)	(3)	51,382
Miscellaneous, net	46	—	3,719	—	(3,673)
Loss from continuing operations before taxes	(664,407)	(14)	(248,347)	(6)	(416,060)
Income tax benefit (expense)	194,808	4	(26,416)	(1)	221,224
Loss from continuing operations	(469,599)	(10)	(274,763)	(7)	(194,836)
Loss from discontinued operations, net of taxes	(199,057)	(4)	(22,476)	(1)	(176,581)
Loss before extraordinary item	(668,656)	(14)	(297,239)	(7)	(371,417)
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	(7,436)
Net loss	$(676,092)	(14)%	$(297,239)	(7)%	$(378,853)

Comparison of Consolidated Year Ended December 31, 2005 Versus Year Ended December 31, 2004

Revenues, net for the year ended December 31, 2005 increased $425.9 million (9%) as compared to revenues for the prior year.  The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data and voice services	$269.6
Higher recurring revenue from cable television services	159.7
Increases in video-on-demand and pay-per-view services revenue	27.2
Increase in AMC, IFC and WE revenues	34.1
Decreased revenue at Fox Sports Net Chicago	(114.1)
Decreased revenue in the other Rainbow programming businesses	(14.9)
Increase in Madison Square Garden’s revenue	25.6
Other net increases, net of inter-segment eliminations	38.7
$425.9

Technical and operating expenses (excluding depreciation and amortization, (including impairments)) include primarily:

•                  cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•                  network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•                  contractual rights payments to broadcast certain live sporting events and contractual payments pursuant to employment agreements with professional sports teams’ personnel;

•                  programming and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses.

Technical and operating expenses (excluding depreciation and amortization, (including impairments)) for 2005 increased $34.3 million (2%) compared to 2004.  The net increase is attributable to the following:

(dollars in millions)
Film inventory and programming contracts impairment charges for VOOM HD Networks in 2004	$(75.8)
Decreased contractual rights, programming and production costs at Fox Sports Net Chicago	(71.1)
Net decrease in the Rainbow segment’s other contractual rights, programming and production costs	(9.0)
Decrease in Madison Square Garden’s expenses	(42.6)
Increase in programming costs of the Telecommunications Services segment	114.5
Increase in network management and field service costs of the Telecommunications Services segment	67.6
Increase in call completion costs related to the voice services business of the Telecommunications Services segment	28.3
Other net increases, net of inter-segment eliminations	22.4
$34.3

As a percentage of revenues, technical and operating expenses decreased 4% during 2005 as compared to 2004.  The decrease resulted primarily from impairment charges in 2004 amounting to 2% of revenues.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, costs of facilities and costs of customer call centers.  Selling, general and administrative expenses increased $100.1 million (8%) for 2005 as compared to 2004.  The net increase is attributable to the following:

(dollars in millions)
Increase in general and administrative costs	$43.0
Increase in sales and marketing costs	30.9
Increase in customer service costs of the Telecommunications Services segment	31.9
Increase in expenses relating to a long-term incentive plan	10.5
Decrease in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	(7.6)
Other net decreases, net of inter-segment eliminations	(8.6)
$100.1

As a percentage of revenues, selling, general and administrative expenses remained constant in 2005 compared to 2004, including and excluding the effects of the stock plan.

Other operating income of $95.8 million for the year ended December 31, 2004 includes a $54.0 million cash payment received in connection with the New York Mets’ notice of termination of the broadcast rights agreement with Madison Square Garden which was effective at the end of the 2005 baseball season and a $41.8 million reversal of a purchase accounting liability related to this broadcast rights agreement.

Restructuring charges (credits) amounted to $(0.4) million in 2005 and $0.2 million in 2004.  The 2005 amount is comprised of a $2.0 million credit resulting from changes in estimates of facility realignment costs relating to the 2001 and 2002 restructuring plans, partially offset by $1.1 million of current severance costs in 2005 and $0.5 million of additional provisions for severance costs associated with the 2004 and 2003 restructuring plans.  The 2004 amount is comprised of $5.9 million of severance costs, partially offset by a $5.7 million credit resulting from changes in estimates of facility realignment and other costs relating to the 2001, 2002 and 2003 restructuring plans.

Depreciation and amortization (including impairments) decreased $53.6 million (5%) for 2005 as compared to 2004.  The decrease resulted primarily from impairment charges in 2004 of $78.5 million relating to certain Rainbow DBS assets that are not held for sale and $12.0 million related to certain assets of the VOOM HD Networks.  These decreases were partially offset by an increase of $36.9 million resulting primarily from depreciation of new fixed assets, impairment charges of $8.3 million recorded in 2005 relating primarily to certain long-lived assets and intangibles within our theater operations and Rainbow segment and an increase in amortization expense as a result of an increase in amortizable intangibles resulting from the Regional Programming Partners transaction, partially offset by lower write-off and disposal costs of certain fixed assets.

Net interest expense increased $35.1 million (5%) during 2005 compared to 2004.  The net increase is attributable to the following:

(dollars in millions)
Increase due to higher average debt balances	$56.0
Increase due to higher average interest rates	52.2
Decrease in dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock due to their redemption in May 2004	(60.6)
Higher interest income	(8.4)
Other net decreases	(4.1)
$35.1

Equity in net income of affiliates amounted to $3.3 million in 2005 compared to equity in net loss of affiliates of $13.0 million in 2004.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

Gain on sale of programming and affiliate interests amounted to a gain of $65.0 million for the year ended December 31, 2005 compared to a gain of $2.2 million for the year ended December 31, 2004.  The 2005 gain resulted primarily from the Company and News Corporation’s restructuring of their ownership of National Sports Partners and National Advertising Partners.  The 2004 gain resulted from the sale of a minority-owned affiliate interest.

Gain (loss) on investments, net for the years ended December 31, 2005 and 2004 consisted of the following:

	Years Ended December 31,
	2005	2004
	(dollars in millions)
Increase (decrease) in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless (2004 period only), Comcast, General Electric and Leapfrog common stock	$(138.5)	$133.5
Income related to other investments	0.2	1.1
	$(138.3)	$134.6

The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Write-off of deferred financing costs of $19.0 million in 2004 consisted of costs written off in connection with the redemption of CSC Holdings’ Series H and Series M Redeemable Exchangeable Preferred Stock and CSC Holdings’ 9-7/8% senior subordinated debentures aggregating $5.1 million and termination of certain of the Company’s credit agreements aggregating $13.9 million.

Gain (loss) on derivative contracts, net for the years ended December 31, 2005 and 2004 consisted of the following:

	Years Ended December 31,
	2005	2004
	(dollars in millions)
Unrealized and realized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless (2004 period only), Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$135.7	$(132.9)
Loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	—	(31.7)
Unrealized and realized losses on interest rate swap contracts	(16.5)	(0.7)
	$119.2	$(165.3)

Loss on extinguishment of debt of $78.6 million for the year ended December 31, 2004 represents premiums of $58.2 million on the early redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock, $14.3 million on the early redemption of CSC Holdings’ 9-7/8% senior subordinated debentures, and $6.1 million on the termination of the AT&T Wireless stock monetization contracts.

Minority interests represent other parties’ shares of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the years ended December 31, 2005 and 2004 minority interests consisted of the following:

	Years Ended December 31,
	2005	2004
	(dollars in millions)
News Corporation’s 40% share of the net (income) loss of Regional Programming Partners	$2.6	$(72.5)
News Corporation’s 40% share of the net income of Fox Sports Net Bay Area	(6.9)	—
Minority partner’s interest in DTV Norwich	—	7.9
Other	(0.7)	(1.0)
	$(5.0)	$(65.6)

Net miscellaneous income of $0.7 million for the year ended December 31, 2005, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations of $79.4 million in 2005 resulted primarily from the pretax loss, state taxes and an adjustment to the state tax rate, partially offset by an increase in the valuation allowance of $6.5 million, and non-deductible expenses.  Income tax benefit attributable to continuing operations of $194.8 million in 2004 resulted primarily from the pretax loss, offset by an increase in the valuation allowance of $14.0 million, non-deductible preferred stock dividends, a non-deductible adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, a non-deductible redemption premium related to the Series H and M Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

Income (loss) from discontinued operations, net of taxes for the years ended December 31, 2005 and 2004 reflects the following items, net of related income taxes and minority interests:

	Years Ended December 31,
	2005	2004
	(dollars in millions)
Net operating results of the Rainbow DBS satellite distribution business (including impairment charges of $188.5 million in 2004), net of taxes	$(60.8)	$(220.3)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	6.7	22.9
Gain on sale of Regional Programming Partners restructuring, net of taxes	266.8	—
Other, net of taxes	2.5	(1.7)
	$215.2	$(199.1)

Extraordinary loss, net of taxes of $7.4 million for the year ended December 31, 2004 resulted from Rainbow DBS’s investment in DTV Norwich, LLC and represents the excess of the purchase price over fair value of the acquired assets.

Business Segments Results – Cablevision Systems Corporation

The Company classifies its business interests into three segments:

•                  Telecommunications Services, consisting principally of our consumer video, high-speed data, Voice over Internet Protocol and Lightpath’s commercial data and voice services operations;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks including the VOOM HD Networks; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

The Company allocates general and administrative costs to each segment.  Certain corporate level costs not specifically identifiable with our subsidiary operations are not allocated.  The financial information for the segments does not include inter-segment eliminations.

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Years Ended December 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
Revenues, net	$3,606,765	100%	$3,123,956	100%	$482,809
Technical and operating expenses (excluding depreciation and amortization)	1,504,666	42	1,276,529	41	(228,137)
Selling, general and administrative expenses	703,909	20	637,115	20	(66,794)
Restructuring charges	295	—	736	—	441
Depreciation and amortization	843,177	23	786,485	25	(56,692)
Operating income	$554,718	15%	$423,091	14%	$131,627

Revenues, net for the year ended December 31, 2005 increased $482.8 million (15%) as compared to revenues for the prior year.  The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data and voice services	$269.6
Higher recurring revenue from cable television services	159.7
Increase in video-on-demand and pay-per-view services revenue	27.2
Other net increases, net of intra-segment eliminations	26.3
$482.8

Revenue increases discussed above are primarily derived from increases in the number of subscribers to these services, upgrades by video customers in the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes. These increases are offset by the effect of changes in prices offered to our subscribers for these services. High speed data and voice services subscribers increased to approximately 1.7 million and 0.7 million at December 31, 2005 as compared to 1.4 million and 0.3 million at December 31, 2004, respectively. Average monthly revenue per basic video subscriber increased to $100.46 for the fourth quarter of 2005 as compared to $88.33 for the fourth quarter of 2004.

Technical and operating expenses (excluding depreciation and amortization) for 2005 increased $228.1 million (18%) compared to 2004.  The net increase is attributable to the following:

(dollars in millions)
Increase in programming costs	$114.5
Increase in network management, field service and related costs	67.6
Increase in call completion costs relating to the voice services business	28.3
Other net increases	17.7
$228.1

As a percentage of revenues, technical and operating expenses increased 1% during 2005 as compared to 2004.

Selling, general and administrative expenses increased $66.8 million (10%) for 2005 as compared to 2004.  The net increase is attributable to the following:

(dollars in millions)
Increase in sales and marketing costs	$38.7
Increase in customer service costs	31.9
Higher expenses relating to a long-term incentive plan	4.8
Decrease in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	(2.5)
Other net decreases	(6.1)
$66.8

As a percentage of revenues, selling, general and administrative expenses remained constant in 2005 as compared to 2004.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1% in 2005 as compared to 2004.

Restructuring charges amounted to $0.3 million in 2005 and $0.7 million in 2004.  The 2005 amount is comprised of $0.9 million of current severance costs and $0.3 million of additional provisions for severance associated with the 2004 restructuring plans, partially offset by a $0.9 million credit resulting from changes in estimates of facility realignment costs relating to the 2002 restructuring plans.  The 2004 amount is comprised of $0.8 million of new provisions associated with the elimination of positions, including severance and outplacement costs, partially offset by a credit of $0.1 million in facility realignment costs relating to the 2002 restructuring.

Depreciation and amortization increased $56.7 million (7%) for 2005 as compared to 2004.  The increase resulted primarily from depreciation of new fixed assets, primarily subscriber devices and increases in amortization expense relating to other amortizable intangibles.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Years Ended December 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
Revenues, net	$828,994	100%	$923,894	100%	$(94,900)
Technical and operating expenses (excluding depreciation, amortization and impairments)	345,696	42	501,621	54	155,925
Selling, general and administrative expenses	331,923	40	334,656	36	2,733
Restructuring charges	104	—	909	—	805
Depreciation and amortization (including impairments)	114,090	14	213,161	23	99,071
Operating income (loss)	$37,181	4%	$(126,453)	(14)%	$163,634

Revenues, net for the year ended December 31, 2005 decreased $94.9 million (10%) as compared to revenues for the prior year.  Approximately $114.1 million of the decrease was due to lower revenues at Fox Sports Net Chicago as a result of the termination of certain affiliation agreements following the loss of distribution rights agreements with two major suppliers of professional sports content and to payments not being received in accordance with an existing affiliation agreement.  A decrease of approximately $22.4 million related to Metrochannel, which shut down two of its three channels during 2005.  Partially offsetting these decreases was an increase in advertising revenue of approximately $39.5 million primarily from AMC, IFC and WE: Women’s Entertainment and fuse and other net revenue increases amounting to $2.1 million.

Technical and operating expenses (excluding depreciation and amortization (including impairments)) for the year ended December 31, 2005 decreased $155.9 million (31%) compared to 2004.  Approximately $107.1 million of the decrease related to the VOOM HD Networks (including an impairment charge of $75.8 million recorded in 2004), and $71.1 million of the decrease resulted from the termination of distribution rights agreements with two of Fox Sports Net Chicago’s major suppliers of sports content.  These decreases were partially offset by an increase of $22.3 million resulting from higher programming and contractual costs.  As a percentage of revenues, technical and operating expenses decreased 12% during 2005 as compared 2004.  The decrease resulted primarily from impairment charges in 2004 amounting to 8% of revenues.

Selling, general and administrative expenses decreased $2.7 million (1%) for 2005 compared to 2004.  The net decrease consisted of a decrease of $8.9 million from lower sales, marketing and administrative costs for Fox Sports Net Chicago, a net decrease of $5.7 million from lower administrative costs across all other Rainbow businesses, including a decrease in costs relating to the investigation into improper expense recognition and a decrease of $1.4 million related to stock plan charges, partially offset by an increase of $9.7 million in expenses related to a long-term incentive plan and an increase of $3.6 million from higher sales, marketing and advertising costs.  As a percentage of revenues, selling, general and administrative expenses increased 4% in 2005 compared to 2004 including and excluding the effects of the stock plan.

Restructuring charges of $0.1 million in 2005 and $0.9 million in 2004 related primarily to expenses associated with the elimination of positions at Fox Sports Net Chicago, including severance, outplacement costs and other related costs.

Depreciation and amortization (including impairments) decreased $99.1 million (46%) for 2005 as compared to 2004.  The decrease resulted primarily from impairment charges in 2004 of $78.5 million relating to certain Rainbow DBS assets that are not held for sale and $12.1 million related to certain assets of the VOOM HD Networks.  A decrease of approximately $12.2 million resulted primarily from certain intangibles becoming fully amortized in 2004 and a decrease of $2.6 million resulted from certain fixed assets becoming fully depreciated.  These decreases were partially offset by increases of $5.5 million resulting from the impairment in 2005 of certain intangibles and $0.8 million from the impairment of fixed assets.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden:

	Years Ended December 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
Revenues, net	$804,395	100%	$778,754	100%	$25,641
Technical and operating expenses (excluding depreciation and amortization)	518,773	64	561,326	72	42,553
Selling, general and administrative expenses	169,172	21	146,652	19	(22,520)
Other operating income	—	—	(95,840)	(12)	(95,840)
Restructuring charges	366	—	4,146	—	3,780
Depreciation and amortization	62,834	8	45,445	6	(17,389)
Operating income	$53,250	7%	$117,025	15%	$(63,775)

Revenues, net for the year ended December 31, 2005 increased $25.6 million (3%) as compared to revenues for the prior year.  This net increase is attributable to the following:

(dollars in millions)
Net impact of National Hockey League (NHL) cancellation of 2004-2005 season	$(11.6)
Absence of National Basketball Association expansion revenue received in 2004	(10.3)
Absence of Knicks playoff related revenue	(6.2)
Lower revenues from Christmas Spectacular, including touring shows	(7.0)
Other net decreases	(3.0)
Higher MSG Networks revenues due to:
Retroactive increase in affiliate rates related to the period prior to January 1, 2005	17.8
Other MSG Networks revenues, (excluding the impact of the cancellation of the NHL 2004-2005 season and the Knicks playoffs reflected above) primarily from net affiliate rate adjustments related to the year ended December 31, 2005	35.2
Net higher revenues from other events at Madison Square Garden and Radio City Music Hall	5.7
Higher Knicks related regular season revenues	5.0
$25.6

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2005 decreased $42.6 million (8%) as compared to the prior year.  This net decrease is attributable to the following:

(dollars in millions)
Net impact of NHL cancellation of 2004-2005 season	$(37.0)
Amortization of certain purchase accounting liabilities	(32.1)
Higher net provisions for certain team personnel transactions (excluding the impact of purchase accounting liabilities and luxury tax)	25.1
Higher net provision for luxury tax	2.9
Other net decreases	(1.5)
$(42.6)

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden. Following this transaction the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  Some of these players were subsequently waived or traded before December 31, 2005 resulting in the complete amortization of the associated purchase accounting liabilities.  The higher net luxury tax provision of $2.9 million resulted primarily from luxury tax associated with a player who was waived prior to the new NBA CBA and whose contractual obligations are now subject to luxury tax. This was substantially offset by lower luxury tax for the current calendar year’s portion of the tax for the 2005-2006 season as compared to the prior year’s portion of the 2003-2004 season. There was no luxury tax attributable to the 2004-2005 season.

Selling, general, and administrative expenses for the year ended December 31, 2005 increased $22.5 million (15%) as compared to the prior year primarily driven by an increase in expenses related to employee salaries and related benefits, including stock and long-term incentive plans, higher professional fees and other costs relating primarily to the Company’s efforts to acquire the development rights over the New York Metropolitan Transportation Authority’s Hudson Rail Yards, and higher charitable contributions.

Other operating income of $95.8 million in 2004 results from the notice of termination of Madison Square Garden’s broadcast rights agreement with the New York Mets.  In the second quarter of 2004, the New York Mets gave notice of termination of their rights agreement with Madison Square Garden, and with the notice paid Madison Square Garden a contractually obligated termination fee of $54.0 million.  The termination of the rights agreement was effective at the end of the 2005 baseball season.  In addition, Madison Square Garden recorded a $41.8 million credit reflecting the reversal of a purchase accounting liability related to this rights agreement.

Restructuring charges of $0.4 million in 2005 primarily represent charges recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions.  Restructuring charges of $4.1 million for 2004 primarily represent severance costs associated with the elimination of certain staff positions in 2004.

Depreciation and amortization for the year ended December 31, 2005 increased $17.4 million (38%), as compared to the prior year.  An increase of $10.7 million resulted from higher amortization of intangibles primarily due to certain intangible assets recorded as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  An increase of $6.7 million resulted from higher depreciation expense primarily due to the acceleration of depreciation of certain Madison Square Garden Arena assets due to its planned renovation.

Comparison of Consolidated Year Ended December 31, 2004 Versus Year Ended December 31, 2003

Revenues, net for the year ended December 31, 2004 increased $726.8 million (18%) as compared to revenues for the prior year.  The net increase is attributable to the following:

(dollars in millions)
Increase in net revenue from high-speed data and VoIP services	$204.7
Increase in revenue due to the consolidation of Fox Sports Net Chicago and Fox Sports Net Bay Area	202.3
Higher revenue per cable television video subscriber attributable primarily to rate increases and digital video subscriber growth, net of changes in the average number of subscribers	139.9
Increased revenue in Rainbow Media Holdings’ programming services excluding those of Madison Square Garden and the effect of the consolidation of Fox Sports Net Chicago and of Fox Sports Net Bay Area	111.2
Increased revenues from video on demand, subscription video on demand and pay-per-view	31.7
Increase in Madison Square Garden’s revenue	6.8
Other net increases	30.2
$726.8

Technical and operating expenses (excluding depreciation and amortization, (including impairments)) include primarily:

•                  cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•                  network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•                  contractual rights payments to broadcast certain live sporting events and contractual payments pursuant to employment agreements with professional sports teams’ personnel;

•                  programming and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses.

Technical and operating expenses (excluding depreciation and amortization, (including impairments)) for 2004 increased $398.1 million (21%) compared to 2003.  The net increase is attributable to the following:

(dollars in millions)
Increased costs incurred in connection with the VOOM HD Networks (including impairment charges of $75.8 million)	$117.3
Increase due to the consolidation of Fox Sports Net Chicago and Fox Sports Net Bay Area	112.3
Increase in programming costs incurred by cable operations	94.0
Increase in network management and field service costs	49.4
Decrease in Rainbow and Madison Square Garden programming and production costs, including contractual rights (excluding Fox Sports Net Chicago and Fox Sports Net Bay Area)	(12.3)
Other net increases	37.4
$398.1

As a percentage of revenues, technical and operating expenses increased 2% during 2004 as compared to 2003.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, costs of facilities and costs of customer call centers.  Selling, general and administrative expenses increased $109.1 million (10%) for 2004 as compared to 2003.  The net increase is attributable to the following:

(dollars in millions)
Increase in sales and marketing costs	$37.4
Increase due to the consolidation of Fox Sports Net Chicago and Fox Sports Net Bay Area	24.6
Increase in general and administrative costs	32.9
Increase in customer service costs	22.8
Increase costs incurred in connection with marketing and administrative costs of the VOOM HD Networks	12.0
Decrease in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	(8.1)
Decrease in expenses relating to a long-term incentive plan	(4.5)
Other net decreases	(8.0)
$109.1

As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2004 compared to 2003, including and excluding the effects of the stock plan.

Other operating income of $95.8 million for the year ended December 31, 2004 includes a $54.0 million cash payment received in connection with the New York Mets’ notice of termination of the broadcast rights agreement with Madison Square Garden which was effective at the end of the 2005 baseball season and a $41.8 million reversal of a purchase accounting liability related to this broadcast rights agreement.  Other operating income of $4.8 million for the year ended December 31, 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had previously been recorded.

Restructuring charges amounted to $0.2 million in 2004 and $10.7 million in 2003.  The 2004 amount is comprised of $5.9 million of severance costs, partially offset by a $5.7 million credit resulting from changes in estimates of facility realignment and other costs relating to the 2001, 2002 and 2003 restructuring plans.  The 2003 amount is comprised of $4.6 million in facility realignment costs relating to the 2001 restructuring and $6.1 million of new provisions associated with the elimination of positions, including severance, outplacement costs and other related costs relating to the 2003 restructuring.

Depreciation and amortization (including impairments) increased $95.1 million (9%) for 2004 as compared to 2003.  The increase resulted primarily from impairment charges of $78.5 million relating to certain Rainbow DBS assets that are not held for sale and $12.0 million related to certain assets of the VOOM HD Networks.  The remaining increase of $4.6 million resulted from depreciation of new plant assets and amortization of acquired intangibles, partially offset by lower write-off and disposal costs of certain fixed assets.

Net interest expense increased $107.7 million (18%) during 2004 compared to 2003.  The net increase is attributable to the following:

(dollars in millions)
Increase due primarily to higher average debt balances	$121.1
Lower interest income	2.0
Classification of dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock as interest expense in connection with the implementation of Statement of Financial Accounting Standards No. 150 as of July 1, 2003.	60.6
Decrease in dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock due to their redemption in May 2004	(87.3)
Other net increases	11.3
$107.7

Equity in net loss of affiliates amounted to $13.0 million in 2004 compared to equity in net income of affiliates of $429.7 million in 2003.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.  The amount for the year ended December 31, 2003 includes $434.6 million representing our equity in the net income of Northcoast Communications, LLC, which resulted primarily from the gain related to Northcoast Communications’ sale of its personal communication service licenses to Verizon Wireless.

Gain (loss) on sale of cable assets and programming and affiliate interests consisted of a gain of $2.2 million for the year ended December 31, 2004 compared to a loss of $13.6 million for the year ended December 31, 2003.  The 2004 gain resulted from the sale of a minority-owned affiliate interest.  The 2003 loss resulted from the contemplated settlement of working capital adjustments associated with the Company’s sale of cable systems to AT&T in 2001.

Gain (loss) on investments, net for the years ended December 31, 2004 and 2003 consists of the following:

	Years Ended December 31,
	2004	2003
	(dollars in millions)
Increase in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Comcast, General Electric and Leapfrog common stock	$133.5	$237.7
Income (loss) on various other investments	1.1	(1.9)
	$134.6	$235.8

The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Write-off of deferred financing costs of $19.0 million in 2004 consisted of costs written off in connection with the redemption of CSC Holdings’ Series H and Series M Redeemable Exchangeable Preferred Stock and CSC Holdings’ 9-7/8% senior subordinated debentures aggregating $5.1 million and termination of certain of the Company’s credit agreements aggregating $13.9 million.  The 2003 amount of $0.4 million resulted from costs written-off relating to the termination of certain of the Company’s credit agreements.

Gain (loss) on derivative contracts, net for the years ended December 31, 2004 and 2003 consists of the following:

	Years Ended December 31,
	2004	2003
	(dollars in millions)
Loss due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$(132.9)	$(180.1)
Realized and unrealized loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	(31.7)	(38.6)
Unrealized and realized gains (losses) on interest rate swap contracts	(0.7)	10.4
	$(165.3)	$(208.3)

Loss on extinguishment of debt of $78.6 million for the year ended December 31, 2004 represents premiums of $58.2 million on the early redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock, $14.3 million on the early redemption of CSC Holdings’ 9-7/8% senior subordinated debentures, and $6.1 million on the termination of the AT&T Wireless stock monetization contracts.

Minority interests represent other parties’ shares of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the years ended December 31, 2004 and 2003, minority interests consist of the following:

	Years Ended December 31,
	2004	2003
	(dollars in millions)
News Corporation’s 40% share of the net income of Regional Programming Partners’ continuing operations	$(72.5)	$(6.2)
MGM’s 20% share of the net income or loss of AMC, The Independent Film Channel and WE: Women’s Entertainment through July 18, 2003	—	(17.0)
CSC Holdings’ Series H and Series M Preferred Stock dividend requirements through June 30, 2003 *	—	(87.2)
CSC Holdings’ Series A Preferred Stock dividend requirements	—	(5.0)
Minority partner’s interest in DTV Norwich	7.9	—
Other	(1.0)	(1.6)
	$(65.6)	$(117.0)

*                             Beginning July 1, 2003, these dividend requirements are recorded as interest expense.

Net miscellaneous income of $3.7 million for the year ended December 31, 2003, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations of $194.8 million in 2004 resulted primarily from the pretax loss, offset by an increase in the valuation allowance of $14.0 million, non-deductible preferred stock dividends, a non-deductible adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, a non-deductible redemption premium related to the Series H and M Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.  Income tax expense attributable to continuing operations of $26.4 million in 2003 resulted primarily from the pretax loss, offset by an increase in the valuation allowance of $28.0 million, non-deductible preferred stock dividends, a non-deductible adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

Loss from discontinued operations, net of taxes for the years ended December 31, 2004 and 2003 reflects the following items, net of related income taxes and minority interests:

	Years Ended December 31,
	2004	2003
	(dollars in millions)
Net operating results of the Rainbow DBS satellite distribution business (including impairment charges of $188.5 million in 2004)	$(220.3)	$(26.6)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida	22.9	18.2
Net operating results of the retail electronics business	—	(5.7)
Loss on sale of the retail electronics business	(0.6)	(8.4)
Loss on sale of Bravo programming service	(1.1)	—
	$(199.1)	$(22.5)

Extraordinary loss, net of taxes of $7.4 million for the year ended December 31, 2004 resulted from Rainbow DBS’s investment in DTV Norwich, LLC and represents the excess of the purchase price over fair market value of the acquired assets.

Business Segments Results – Cablevision Systems Corporation

The Company classifies its business interests into three segments:

•                  Telecommunications Services, consisting principally of our consumer video, high-speed data, Voice over Internet Protocol and Lighpath’s commercial data and voice services operations;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks, including the VOOM HD Networks; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

The Company allocates general and administrative costs to each segment.  Certain corporate level costs not specifically identifiable with our subsidiary operations are not allocated.  The financial information for the segments does not include inter-segment eliminations.

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Years Ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
Revenues, net	$3,123,956	100%	$2,715,298	100%	$408,658
Technical and operating expenses (excluding depreciation and amortization)	1,276,529	41	1,086,348	40	(190,181)
Selling, general and administrative expenses	637,115	20	605,321	22	(31,794)
Restructuring charges	736	—	2,923	—	2,187
Depreciation and amortization	786,485	25	780,671	29	(5,814)
Operating income	$423,091	14%	$240,035	9%	$183,056

Revenues, net for the year ended December 31, 2004 increased $408.7 million (15%) as compared to revenues for the prior year.  The net increase is attributable to the following:

(dollars in millions)
Increase in net revenue from high-speed data and VoIP services	$204.7
Higher revenue per cable television subscriber attributable primarily to rate increases and digital video subscriber growth, net of changes in the average number of subscribers	139.9
Increased revenues from video on demand, subscription video on demand and pay-per-view	31.7
Increase in Lightpath revenues, net of intersegment eliminations	14.1
Other net increases	18.3
$408.7

Revenue increases discussed above are primarily derived from increases in the number of subscribers to these services, upgrades by video customers in the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes. High speed data and voice services subscribers increased to approximately 1.4 million and 0.3 million at December 31, 2004 as compared to 1.1 million and less than 0.1 million at December 31, 2003, respectively. Average monthly revenue per basic video subscriber increased to $88.33 for the fourth quarter of 2004 as compared to $77.49 for the fourth quarter of 2003.

Technical and operating expenses (excluding depreciation and amortization) for 2004 increased $190.2 million (18%) compared to 2003.  The net increase is attributable to the following:

(dollars in millions)
Increase in programming costs	$115.0
Increase in network management, field service and related costs	49.4
Increase in call completion costs relating to the VoIP business	13.9
Other net increases	11.9
$190.2

As a percentage of revenues, technical and operating expenses increased 1% during 2004 as compared to 2003.

Selling, general and administrative expenses increased $31.8 million (5%) for 2004 as compared to 2003.  The net increase is attributable to the following:

(dollars in millions)
Increase in sales and marketing costs	$18.1
Increase in customer service costs	22.8
Lower expenses relating to a long-term incentive plan	(2.2)
Decrease in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	(6.1)
Other net decreases	(0.8)
$31.8

As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2004 as compared to 2003.  Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1% in 2004 as compared to 2003.

Restructuring charges amounted to $0.7 million in 2004 and $2.9 million in 2003.  The 2004 amount is comprised of $0.8 million of new provisions associated with the elimination of positions, including severance and outplacement costs, partially offset by a credit of $0.1 million in facility realignment costs relating to the 2002 restructuring.

The 2003 amount is comprised of $3.4 million of new provisions associated with the elimination of positions, including severance, outplacement costs and other related costs relating to the 2003 and 2002 restructurings, partially offset by a credit of $0.5 million in facility realignment costs relating to the 2001 restructuring.

Depreciation and amortization increased $5.8 million (1%) for 2004 as compared to 2003.  The net increase resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, partly offset by a decrease in the write-off and disposal costs of certain fixed assets.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Years Ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Increase) Decrease in Operating Loss
	(dollars in thousands)
Revenues, net	$923,894	100%	$610,417	100%	$313,477
Technical and operating expenses (excluding depreciation and amortization)	501,621	54	279,755	46	(221,866)
Selling, general and administrative expenses	334,656	36	289,276	47	(45,380)
Other operating income	—	—	(4,261)	(1)	(4,261)
Restructuring charges (credits)	909	—	(48)	—	(957)
Depreciation and amortization	213,161	23	91,520	15	(121,641)
Operating loss	$(126,453)	(14)%	$(45,825)	(8)%	$(80,628)

Revenues, net for the year ended December 31, 2004 increased $313.5 million (51%) as compared to revenues for the prior year.  Approximately $202.3 million of the increase was due to the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.  Approximately $52.8 million of the increase was due primarily to higher advertising revenue, approximately $38.4 million was attributed primarily to growth in programming network subscribers and rate increases, and the remaining increase of $20.0 million was from film distribution and other revenue sources.

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2004 increased $221.9 million (79%) compared to 2003.  The net increase was comprised of an increase of $112.3 million resulting from the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003, an increase of $117.3 million relating to the VOOM HD Networks (including impairment charges of $75.8 million) and $10.2 million due primarily to higher programming and contractual costs, partially offset by a charge in 2003 of $17.9 million relating to the write-down of certain film and programming contracts.  As a percentage of revenues, technical and operating expenses increased 8% during 2004 as compared to 2003.

Selling, general and administrative expenses increased $45.4 million (16%) for 2004 compared to 2003.  Approximately $24.6 million of the increase resulted from the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003.  The remaining increase consisted of an increase of $10.6 million in sales, marketing and advertising costs, and a $12.1 million increase in administrative costs relating primarily to the VOOM HD Networks, partially offset by a decrease of $1.9 million in charges related to a stock plan and a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses decreased 11% in 2004 compared to 2003 including and excluding the effects of the stock plan.

Other operating income of $4.3 million for the year ended December 31, 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had previously been recorded.

Restructuring charges of $0.9 million in 2004 related primarily to expenses associated with the elimination of positions at Fox Sports Net Chicago, including severance, outplacement costs and other related costs.

Depreciation and amortization (including impairments) increased $121.6 million for the year ended December 31, 2004 when compared to 2003.  The increase resulted primarily from impairment charges of $78.5 million relating to Rainbow DBS assets that are not held for sale and $12.0 million relating to assets of the VOOM HD Networks.  An increase of approximately $23.7 million resulted from the amortization of acquired intangibles and approximately $7.4 million resulted from the depreciation of new fixed assets.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden:

	Years Ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
Revenues, net	$778,754	100%	$771,986	100%	$6,768
Technical and operating expenses (excluding depreciation and amortization)	561,326	72	567,870	74	6,544
Selling, general and administrative expenses	146,652	19	144,106	19	(2,546)
Other operating income	(95,840)	(12)	(497)	—	95,343
Restructuring	4,146	—	3,735	—	(411)
Depreciation and amortization	45,445	6	52,273	7	6,828
Operating income	$117,025	15%	$4,499	1%	$112,526

Revenues, net for the year ended December 31, 2004 increased $6.8 million (1%), as compared to revenues for the prior year.  This net increase is attributable to the following:

(dollars in millions)
Increases from:
Higher MSG Networks revenues due mostly to higher affiliate fees, excluding impact of the cancellation of National Hockey League 2004-2005 season discussed below	$16.4
National Basketball Association expansion revenue received in 2004	10.3
Higher other Knicks related regular season and playoff revenues	11.9
Higher revenues from Christmas Spectacular, including touring shows	15.9
Net higher revenues from other events at Madison Square Garden and Radio City Music Hall	13.3
Other net increases	9.1
Decreases from:
Impact of National Hockey League cancellation of 2004-2005 season	(42.7)
Lower level of concerts and attractions held outside the Company’s venues	(12.2)
Discontinuation of A Christmas Carol show at the Theater at Madison Square Garden in 2004	(15.2)
$6.8

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2004 decreased $6.5 million (1%) as compared to the prior year.  This decrease was primarily due to a reduction in costs attributable to the cancellation of the NHL 2004-2005 season.  Other factors contributing to this decrease were lower costs associated with events held outside the Company’s venues, the absence of the costs for A Christmas Carol due to the discontinuation of this show, as well as lower operating costs at MSG Networks.  The impact of these favorable results, aggregating $75.5 million, was substantially offset by a net increase of $69.0 million.  The main drivers of this net increase were higher provisions for Knicks active roster luxury tax and for certain team transactions, higher team compensation, a credit recorded in the first quarter of 2003 reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury, as well as increased costs associated with favorable revenue items discussed above.

Selling, general and administrative expenses for the year ended December 31, 2004 increased $2.5 million (2%) as compared to the prior year primarily due to higher professional fees and promotional costs, partially offset by a decrease in expenses related to employee stock and long-term incentive plans, lower provisions for severance, as well as other cost savings across the Company.

Other operating income of $95.8 million in 2004 results from the notice of termination of Madison Square Garden’s broadcast rights agreement with the New York Mets.  In the second quarter of 2004, the New York Mets gave notice of termination of their rights agreement with Madison Square Garden, and with the notice paid Madison Square Garden a contractually obligated termination fee of $54.0 million.  The termination of the rights agreement was effective at the end of the 2005 baseball season.  In addition, Madison Square Garden recorded a $41.8 million credit reflecting the reversal of a purchase accounting liability related to this rights agreement.  Other operating income of $0.5 million in 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had been previously recorded.

Restructuring charges of $4.1 million in 2004 represent severance costs associated with the elimination of certain staff positions in the first and second quarters of 2004, as well as an additional charge recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions in 2003.  Restructuring charges of $3.7 million in 2003 primarily represent severance costs associated with the elimination of certain other staff positions in the second quarter of 2003.

Depreciation and amortization for the year ended December 31, 2004 decreased $6.8 million (13%) as compared to the prior year due primarily to certain intangibles and fixed assets becoming fully amortized and depreciated, respectively.

CSC HOLDINGS, INC.

The operations of CSC Holdings are identical to the operations of Cablevision, except for (i) interest expense of $124.5 million and $85.0 million and related tax benefit of $51.0 million and $35.1 million for the years ended December 31, 2005 and 2004, respectively, relating to $1.5 billion of Cablevision senior notes issued in April 2004 included in the Cablevision statement of operations and (ii) interest income of $3.8 million on intercompany borrowings and related income tax expense of $1.6 million for the year ended December 31, 2003 included in CSC Holdings’ consolidated statement of operations which is eliminated in Cablevision’s consolidated statement of operations.  In addition, Cablevision’s consolidated statements of operations include other costs of $0.1 million for the year ended December 31, 2005.  In addition, prior to the implementation of Statement of Financial Accounting Standards No. 150 on July 1, 2003, dividends attributable to the Series H and Series M Redeemable Exchangeable Preferred Stock of CSC Holdings were reported in minority interests in the consolidated financial statements of Cablevision.  Subsequent to July 1, 2003, such costs are reported in interest expense.  Dividends attributable to the Series A Exchangeable Participating Preferred Stock of CSC Holdings have been reported in minority interests in the consolidated financial statements of Cablevision.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion of debt securities.  Funding for the debt service requirements of our debt securities is provided by our subsidiary operations, principally CSC Holdings, as permitted by the covenants governing subsidiary credit agreements and public debt securities.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services and the proceeds from the issuance of notes and debentures in the capital markets.  The Company has also accessed the debt markets for significant amounts of capital over the last several years and may do so from time to time.

CSC Holdings and those of its subsidiaries which conduct our video, high-speed data service operations as well as our commercial telephone and high-speed data service throughout the New York metropolitan area and, effective as of December 31, 2005, our residential voice services operations comprise the “Restricted Group” since they are subject to the covenants and restrictions of the Restricted Group’s credit facility and the indenture governing the notes and debentures issued by CSC Holdings and Cablevision.  The Restricted Group funded in 2004 and 2005 (i) requirements of the Telecommunications Services segment, (ii) requirements of certain Rainbow Media Holdings’ programming businesses (primarily our fuse subsidiary and our regional news operations), and (iii) certain other general corporate requirements.  In addition, in 2004, the Restricted Group also funded certain Rainbow DBS expenditures planned for, but not funded, during 2003.  In 2005, the Restricted Group funded the shutdown costs of the Rainbow DBS satellite distribution business and received the net proceeds related to the sale of the satellite to EchoStar as a distribution from Rainbow Media Enterprises (a wholly-owned subsidiary of Rainbow Media Holdings) which received such proceeds through a loan from Rainbow DBS.

In August 2004, RNS, our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE: Women’s Entertainment and IFC programming operations issued $800 million of senior and senior subordinated notes and entered into a $950 million senior secured credit facility ($350 million of which is a revolving credit facility and $600 million of which is a term loan facility).  RNS’ cash from operations and proceeds from borrowings available to it provided funding for the Rainbow DBS satellite distribution business (which was shut down in 2005) and the VOOM HD Networks programming business.  Madison Square Garden’s funding requirements had traditionally been primarily provided through cash from operations and previous borrowings under a $500 million credit facility.  In March 2004, borrowings under the Madison Square Garden credit facility were repaid in full with proceeds from a $146.0 million equity contribution from Regional Programming Partners and the credit facility was terminated.

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures as of and for the year ended December 31, 2005:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total
	(dollars in thousands)

Bank debt	$—	$1,256,000	$595,500	$—	$1,851,500
Capital leases	—	1,257	1,592	56,938	59,787
Notes payable	—	15,905	—	—	15,905
Senior notes and debentures	1,500,000	4,194,553	298,207	—	5,992,760
Senior subordinated debentures	—	250,000	496,621	—	746,621
Collateralized indebtedness relating to stock monetizations	—	—	—	1,170,126	1,170,126
Total debt	$1,500,000	$5,717,715	$1,391,920	$1,227,064	$9,836,699

Interest expense	$124,498	$443,845	$121,166	$75,004	$764,513
Capital expenditures	$—	$698,928	$1,201	$69,163	$769,292

Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2005 and thereafter, including capital leases, the value deliverable at maturity under monetization contracts and the $1,256,000 of outstanding bank debt as of December 31, 2005 (reflected on a pro forma basis in the table below under the payment requirements of the new credit facility entered into on February 24, 2006), are as follows:

	Cablevision	Restricted Group		Rainbow National Services	Other Entities		Total
	(dollars in thousands)

2006	$—	$12,026		$7,680	$880,351	*	$900,057
2007	—	559,268		6,000	111,626	*	676,894
2008	—	553,577		6,000	259,272	*	818,849
2009	500,000	1,152,560		6,000	3,300		1,661,860
2010	—	252,560		6,000	3,300		261,860
Thereafter	1,000,000	3,193,200	`	1,365,500	3,300		5,562,000
Total	$1,500,000	$5,723,191		$1,397,180	$1,261,149		$9,881,520

*          Cablevision has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of  the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.  The amounts included in the table are $871,195 in 2006, $102,469  in 2007 and $222,624 in 2008.

Restricted Group

As of December 31, 2005, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 2.0 million digital video subscribers) and high-speed data service (which encompassed approximately 1.7 million subscribers) and our residential voice services operations (which encompasses approximately 731,300 subscribers) as well as our commercial telephone and high-speed data service throughout the New York metropolitan area comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its bank credit agreement and issuance of notes and debentures in the capital markets.  In addition, during the second quarter of 2005, excess cash balances totaling approximately $474 million held by Rainbow Media Enterprises and various other entities were distributed to CSC Holdings and used to repay outstanding borrowings under the Restricted Group revolver.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice; debt service, including distributions made to Cablevision to service interest expense on its debt securities; other corporate expenses and changes in working capital; as well as investments that it funds from time to time, including investments to fund certain Rainbow programming operations.

On February 24, 2006, the Restricted Group entered into a new $2.4 billion credit facility with a group of banks which facility consists of a $1.0 billion revolver that is undrawn, a $1.0 billion term A-1 facility and a $400 million term A-2 facility.  Approximately $1.3 billion of the $1.4 billion received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses.  We currently expect that the net funding and investment requirements of the Restricted Group will be met with cash generated by operating activities and borrowings under the Restricted Group’s new bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements for the next 12 months.

The Company announced on January 31, 2006 that it expects its Board of Directors to begin reconsideration of a special dividend at its regularly scheduled meeting in March 2006.  There can be no assurance that the Board will decide to move forward with a special dividend.  If the Board of Directors of Cablevision declares a special dividend, all of the funds to pay that dividend will have to be raised from the incurrence of additional debt.  The new credit facilities at CSC Holdings permit the incurrence of an additional $3.5 billion of senior secured debt with the first $400 million being used to repay the new Term A-2 loan.  Aside from the $1.0 billion revolver, there are no commitments from the lenders to fund any additional borrowings.  We are already highly leveraged.  The incremental borrowings would increase our leverage substantially and reduce our borrowing capacity and financial flexibility.  In addition, these additional borrowings would increase our interest expense and our other debt service requirements, which are already substantial.

The three components of the new Restricted Group credit facility are direct obligations of CSC Holdings, which are guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  Each of the revolving credit facility and the two term loans have a six year maturity.  The revolver has no interim amortization while the $1.0 billion term A-1 loan has amortization payments of 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year.  The $400 million term A-2 loan is subject to quarterly amortization payments totaling 1% each year.  Principal financial covenants include (i) maximum total leverage of

7.50 times cash flow through September 30, 2006 stepping down on October 1, 2006 to 7.25 times in the event that CSC Holdings pays a dividend to Cablevision funded in whole or in part by at least $1.5 billion of additional debt (“Special Dividend”) or 6.25 times in the event no Special Dividend is made with, in either case, subsequent stepdowns over the life of the facility, (ii) maximum senior secured leverage of 4.00 times cash flow through December 31, 2006 with annual stepdowns thereafter (the maximum ratio in effect is further reduced by ..50 times after September 30, 2006 if a Special Dividend is not paid), and (iii) minimum ratios for cash flow to interest expense of 1.75:1 initially, increasing to 2.00:1 (2.25:1 if the Special Dividend is not paid) on and after July 1, 2007; (iv) a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50:1.    These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.  There are generally no restrictions on investments that the Restricted Group may make, provided it is not in default.  The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200 million) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 times (6.0 times after September 30, 2006).  The limitation does not apply to restricted payments used by Cablevision to make scheduled payments of principal or interest on its indebtedness.  Our ability to make restricted payments is also limited by provisions in the indentures covering our notes and debentures.

CSC Holdings, a member of the Restricted Group, has also issued senior and senior subordinated notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1 and limitations on dividends and distributions.  The indentures governing the Cablevision note and debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on a 9:1 debt to cash flow ratio.  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency; other than an increase in the interest rate of up to .5% for the term A-2 facility if it has not been refinanced or repaid and the ratings are one notch lower than the current rating by June 30, 2006.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In February, Standard and Poor’s and Moody’s Investors Service announced the ratings on the new $2.4 billion credit facility.  Standard & Poors rated the new credit facilities at BB, upgraded the Company’s corporate credit rating to BB from BB- and upgraded all ratings for Cablevision one notch except the unsecured debt at CSC Holdings.  Moody’s rates the new credit facilities at Ba3 and left the Company’s other ratings unchanged.  Both agencies changed the ratings outlook to stable.  If the $400 million term A-2 facility is not refinanced by June 30, 2006 and the ratings on this debt were to drop below the current ratings discussed above, the spread of LIBOR on this facility would increase by 25 basis points.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact their ability to raise additional funds.

Rainbow Media Holdings

On August 20, 2004, Rainbow Media Holdings’ then existing $820 million credit facility was repaid and terminated with a distribution from the proceeds of the RNS financing described below.  On the same date, the commitment from a bank to provide up to $250 million of senior subordinated funding to Rainbow Media Holdings which was to be guaranteed by AMC, WE: Women’s Entertainment and IFC was also terminated.

Rainbow National Services

RNS, our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE: Women’s Entertainment and IFC programming operations, generated positive cash from operations in 2004 and 2005.  Its cash, plus proceeds from borrowings available to it, may provide funding to other Rainbow developing programming services, including the VOOM HD Networks, subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of these other Rainbow programming entities will be funded by distributions from RNS.

The RNS credit facility is a $950 million senior secured credit facility, comprised of a $600 million term loan and a $350 million revolving credit facility secured by the assets and common equity interests of AMC, WE: Women’s Entertainment and IFC, guaranteed by Rainbow Programming Holdings, RNS’s direct parent and all of the other direct and indirect subsidiaries of RNS.  The term loan requires quarterly amortization payments of 0.25% of the original outstanding balance ($1.5 million) beginning June 30, 2005 through March 31, 2011 and 23.50% of the original outstanding balance ($141.0 million) for each quarter thereafter through maturity on March 31, 2012.  The revolving credit facility will be reduced quarterly commencing December 31, 2009 and through September 30, 2010, by $35 million, and for each quarter ending December 31, 2010 through September 30, 2011 by $52.5 million.  Outstanding borrowings under the term loan were $595.5 million as of February 24, 2006, with $350 million in undrawn revolver commitments.

Financial covenants include (i) a maximum total leverage ratio of total debt to annualized cash flow (as defined based on the cash flows of AMC, WE and IFC on a consolidated basis) of 6.75 times, through December 31, 2006 with periodic reductions thereafter to 5.00 times as of January 1, 2010, (ii) a maximum senior debt leverage ratio (as defined) to annualized cash flow of 4.75 times through March 31, 2006 decreasing to 4.50 times through December 31, 2007, with periodic reductions thereafter to 3.50 times as of January 1, 2009, and (iii) minimum ratios for cash flow to interest expense of 1.75 times during the term of the agreement and cash flow to debt service of 1.25 times through December 31, 2006 increasing to 1.50 times for the remainder of the agreement.  These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds available.  Additional covenants include limitations on liens, the issuance of additional indebtedness and distributions and investments.  RNS is permitted to make investments and distributions up to $200 million annually with a cumulative limit of $800 million for general discretionary purposes and, subject to having a maximum ratio of total debt to annualized cash flow of 5.0 times, distributions and investments of up to $300 million from the proceeds of permitted future debt offerings.

RNS’s notes outstanding consist of $300 million face amount of 8-3/4% senior notes due September 1, 2012, and $500 million face amount of 10-3/8% senior subordinated notes due September 1, 2014.  These issuances are guaranteed by substantially all of RNS’s subsidiaries.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 7:1, reducing to 6:1 after January 1, 2009, limitations on dividends and distributions, investments and liens.

RNS’s future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard and Poor’s.  On February 27, 2006, Standard and Poor’s announced that RNS’s corporate credit rating was changed to BB from BB-, the senior secured bank loan rating to BB+ from BB and the senior and senior subordinated unsecured debt to B+ from B.  The ratings outlook was changed to stable from developing.  Moody’s ratings are B1 for the corporate family rating, BA3 for the senior secured bank loan, B2 for the senior unsecured debt and B3 for the senior subordinated debt and the ratings outlook is stable.  Any future downgrade to RNS’s credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS’s ability to raise additional funds.

Madison Square Garden

Traditionally, Madison Square Garden’s primary source of liquidity had been its cash flow from operations and a previous $500 million revolving credit facility. This facility was terminated in March 2004 with proceeds from a $146 million equity contribution from Regional Programming Partners.

Madison Square Garden’s funding requirements for the next twelve months are currently expected to be met by its cash on hand and cash from operations.

The Company announced its intent to renovate the MSG Arena during the fourth quarter of 2004. Although management of the Company is committed to this renovation project, another alternative, which would involve moving the arena to another location, is being pursued. A substantial renovation or relocation of the arena would require significant funding.

Recent Events

Dolan Family Group Proposal

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro rata distribution to all Company stockholders of Rainbow Media Holdings.  The Company’s Board of Directors appointed a special transaction committee of independent directors to review the proposal.  The special transaction committee retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal to acquire the outstanding, publicly-held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  In this letter, the Dolan Family Group also recommended that the Company’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all stockholders.

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

In December 2005, the Company announced that during the course of preparing for the financing of the proposed special dividend, it ascertained that there were certain technical covenant violations under existing bank credit agreements and certain possible technical covenant violations under other debt instruments.  The Company immediately began a comprehensive covenant compliance review, including seeking waivers under its bank credit agreement and seeking waivers under its other debt instruments, if required.  As a result of these matters, on December 18, 2005, the Company’s Board of Directors decided not to proceed with the proposed special dividend or an announced senior note offering.

On January 31, 2006, the Company announced that it had completed the comprehensive debt covenant compliance review discussed above.  The review identified certain technical covenant compliance issues under the CSC Holdings credit agreement and under the RNS credit facility.  The Company received waivers from the lenders under these agreements and certain technical and clarifying amendments have been made to the RNS credit facility agreement.  The covenant compliance issues under the CSC Holdings credit agreement necessitated certain waivers under the Company’s agreements covering its monetizations and interest rate swaps, all of which have been obtained.  No fees were paid to the lenders and counterparties in connection with these waivers and amendments.  The Company and its subsidiaries are in compliance with all of their debt agreements and instruments.

The Company’s Board of Directors is expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  There can be no assurance that the Board will decide to move forward with a special dividend or as to the size or timing of any dividend.  If the Board of Directors of Cablevision declares a special dividend, all of the funds to pay that dividend will have to be raised from new bank borrowings and/or issuance of new debt securities.

Sale of Rainbow DBS Satellite to EchoStar

The Company closed on the sale of the Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar in November 2005 and the net proceeds of $200 million were utilized to fund costs associated with the shutdown of its Rainbow DBS satellite distribution service, to repay bank debt, and/or for other general purposes (see Note 3 in the Company’s consolidated financial statements).

Monetization Contract Maturities

Through December 31, 2005, monetization contracts covering 1.9 million shares of our Charter Communications, 4.2 million shares of our AT&T Inc. (adjusted for SBC merger) and 1.0 million shares of our Adelphia Communications stock matured.  We settled our obligations under the related Charter Communications, AT&T and Adelphia Communications collateralized indebtedness by delivering an equivalent number of Charter Communications, AT&T and Adelphia Communications shares and the cash proceeds from the related equity derivative contracts.

Through December 31, 2005, monetization contracts covering 7.2 million shares of our Comcast stock matured.  We settled our obligations under the related collateralized indebtedness by delivering cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares and, in certain cases, proceeds from a prepaid interest rate swap contract executed in conjunction with the equity derivative contract.  Terms of the new contracts are similar in all material respects to the contract that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

During the next twelve months, monetization contracts covering 3.4 million shares of AT&T Inc. stock (shares were adjusted in conjunction with AT&T’s merger with SBC Communications in November 2005), 7.2 million shares of Comcast stock, 5.6 million shares of Charter Communications stock and 12.7 million shares of General Electric stock also mature.  The Company intends to settle such transactions by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.

Regional Programming Partners Restructuring

In April 2005, the Company restructured its Regional Programming Partnership.  The Company now owns 100% of Madison Square Garden and Fox Sports Net Chicago, and 50% of Fox Sports New England, and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company continues to own 60% of Fox Sports Net Bay Area.  At closing of the transaction, the $150 million notes payable to News Corporation, including accrued interest of $2.9 million, were cancelled without any payments being made on them and Fox Sports Net Ohio and Fox Sports Net Florida were transferred with their respective cash on hand to News Corporation.  The operating results of these businesses have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $926.0 million for the year ended December 31, 2005 compared to $723.5 million for the year ended December 31, 2004.  The 2005 cash provided by operating activities resulted from $963.4 million of income before depreciation and amortization, $58.5 million of non-cash items, $88.6 million from an increase in accrued and other liabilities, and $45.4 million from a net increase in current and non-current deferred carriage fees payable, $30.6 million from an increase in accounts payable and $23.9 million from an increase in deferred revenue.  Partially offsetting these increases were decreases in cash resulting from a $142.7 million increase in feature film inventory resulting from new film licensing agreements, an $81.3 million increase in deferred carriage fees and a $60.4 million increase in current and other assets.  The increase of $81.3 million in deferred carriage fees and an offsetting increase in current and non-current liabilities of $53.6 million arose primarily as one part of a series of multiple agreements entered into simultaneously with the settlement of the litigation between AMC and Time Warner.

Net cash provided by operating activities amounted to $723.5 million for the year ended December 31, 2004 compared to $436.5 million for the year ended December 31, 2003.  The 2004 cash provided by operating activities resulted primarily from $668.3 million of income before depreciation and amortization, $208.5 million of non-cash items, a $52.0 million increase in accrued interest, a $129.8 million increase in feature film rights payable and a $11.9 million increase in accounts payable.  Partially offsetting these increases were decreases in cash resulting from a $258.4 million increase in feature film inventory resulting from new film licensing agreements, a $56.7 million increase in current and other assets and a $31.9 million decrease in accrued and other liabilities.

Net cash provided by operating activities amounted to $436.5 million for the year ended December 31, 2003.  The 2003 cash provided by operating activities resulted primarily from $554.0 million of income before depreciation and amortization and non-cash items, a $145.2 million decrease in accounts receivable from affiliates, a $88.1 million increase in feature film rights payable and a $19.3 million increase in accrued and other liabilities.  Partially offsetting these increases were decreases in cash resulting from a $191.7 million increase in feature film inventory, a $108.7 million decrease in accounts payable and a $69.7 million increase in current and other assets.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2005 was $763.6 million compared to $792.3 million for the year ended December 31, 2004.  The 2005 investing activities consisted of $769.3 million of capital expenditures, $12.9 million in additions to other intangible assets and $9.5 million in increases to investment securities and other investments partially offset by a decrease of $27.3 million in restricted cash and other net cash receipts of $0.8 million.

Net cash used in investing activities for the year ended December 31, 2004 was $792.3 million compared to $561.2 million for the year ended December 31, 2003.  The 2004 investing activities consisted of $697.5 million of capital expenditures, an $84.7 million payment for the acquisitions of our interest in DTV Norwich and its acquisition of FCC licenses to provide multichannel video distribution and data service, $35.8 million increase in restricted cash and other net cash payments of $4.4 million, partially offset by $30.1 million received in connection with Northcoast Communications’ sale of PCS licenses, representing the release of funds held in escrow.

Net cash used in investing activities for the year ended December 31, 2003 was $561.2 million.  The 2003 investing activities consisted of $832.1 million of capital expenditures and $179.7 million of payments for acquisitions, partially offset by net cash distributions from equity investees of $443.4 million and other net cash proceeds of $7.2 million.

Financing Activities

Net cash used in financing activities amounted to $644.6 million for the year ended December 31, 2005 compared to net cash provided by financing activities of $805.2 million for the year ended December 31, 2004.  In 2005, the Company’s financing activities consisted of net repayments of bank debt of $638.0 million and other net cash payments of $6.6 million.

Net cash provided by financing activities amounted to $805.2 million for the year ended December 31, 2004 compared to $398.1 million for the year ended December 31, 2003.  In 2004, the Company’s financing activities consisted primarily of $2,793.9 million of proceeds from the issuance of senior notes, net bank debt proceeds of $132.8 million and $7.3 million from the issuance of common stock, partially offset by payments of $1,694.6 million for the redemption of CSC Holdings’ Series H and Series M

Redeemable Preferred Stock and its Series A Exchangeable Participating Preferred Stock, $350.0 million to redeem CSC Holdings’ 9-7/8% senior subordinated debentures, $70.1 million of deferred financing costs and other net cash payments of $14.1 million.

Net cash provided by financing activities amounted to $398.1 million for the year ended December 31, 2003.  In 2003, the Company’s financing activities consisted primarily of proceeds from collateralized indebtedness of $330.7 million, net bank debt proceeds of $271.3 million and proceeds from the issuance of preferred stock of $75.0 million, partially offset by repayment of a note to MGM of $250.0 million and other net cash payments of $28.9 million.

Discontinued Operations

The net effect of discontinued operations on cash was $108.0 million, $(194.7) million and $(120.8) million for the years ended December 31, 2005, 2004 and 2003, respectively.

Operating Activities

Net cash used by operating activities of discontinued operations amounted to $67.5 million for the year ended December 31, 2005 compared to $111.5 million for the year ended December 31, 2004.  The 2005 cash used by operating activities resulted primarily from a loss of $72.4 million before depreciation and amortization and non-cash items, partially offset by net changes in assets and liabilities of $4.9 million.

Net cash used by operating activities of discontinued operations amounted to $111.5 million for the year ended December 31, 2004 compared to $5.8 million for the year ended December 31, 2003.  The 2004 operating activities resulted primarily from a loss of $113.2 million before depreciation and amortization and non-cash items, partially offset by net changes in assets and liabilities of $1.7 million.

Net cash used by operating activities of discontinued operations amounted to $5.8 million for the year ended December 31, 2003.  The 2003 cash used by operating activities resulted primarily from net changes in assets and liabilities of $7.9 million, partially offset by $2.1 million of income before depreciation and amortization and non-cash items.

Investing Activities

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2005 was $80.2 million compared to net cash used by investing activities of $84.8 million for the year ended December 31, 2004.  The 2005 investing activities consisted of $200.8 million of proceeds primarily from the sale of the Rainbow DBS satellite, partially offset by $108.9 million of net cash transferred to News Corporation as part of the Regional Programming Partners restructuring, $11.5 million of capital expenditures and other net cash payments of $0.2 million.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2004 was $84.8 million compared to $56.8 million for the year ended December 31, 2003.  The 2004 investing activities consisted of $78.1 million of capital expenditures and $6.7 million of additions to intangible assets.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2003 was $56.8 million.  The 2003 investing activities consisted of $56.3 million of capital expenditures and $0.5 million of additions to intangible assets.

Financing Activities

Net cash used in financing activities of discontinued operations amounted to $9.7 million for the year ended December 31, 2003 and consisted of net repayments of bank debt.

The net increase (decrease) in cash classified in assets held for sale was $95.3 million, $1.6 million and $(48.5) million for the years ended December 31, 2005, 2004 and 2003, respectively.

Contractual Obligations and Off Balance Sheet Commitments

The Company’s contractual obligations as of December 31, 2005, which consist primarily of our debt obligations, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (1)	$2,315,575	$504,148	$408,742	$307,563	$1,095,122
Operating lease obligations	820,717	89,112	164,374	147,634	419,597
Guarantees (2)	16,195	16,195	—	—	—
Letters of Credit (3)	45,736	45,736	—	—	—
	3,198,223	655,191	573,116	455,197	1,514,719
Contractual obligations reflected on the balance sheet:
Debt obligations (4)	9,813,694	888,193	1,449,681	1,917,120	5,558,700
Feature film obligations	463,864	112,191	164,915	89,279	97,479
Capital lease obligations (5)	67,826	11,864	46,062	6,600	3,300
Purchase obligations (6)	174,593	88,763	65,394	6,466	13,970
	10,519,977	1,101,011	1,726,052	2,019,465	5,673,449
Total	$13,718,200	$1,756,202	$2,299,168	$2,474,662	$7,188,168

See "Liquidity and Capital Resources" section for a discussion on payment options the Company has on its monetization contracts.

See Notes 9 and 10 to our consolidated financial statements for a discussion of our long-term debt.  See Note 13 to our consolidated financial statements for a discussion of our operating leases.  See Note 1 to our consolidated financial statements for a discussion of our feature film obligations.

(1)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden and other regional sports networks with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that we have with our professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(2)                      Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of Charter Communications, General Electric, and Comcast

Communications common stock.  Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates.  Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company’s accompanying consolidated balance sheet.

(3)                     Consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(4)                      Excludes interest payments.  Includes future payments due on the Company’s (i) bank debt, (ii) senior notes and debentures, (iii) senior subordinated notes and debentures, (iv) collateralized indebtedness, and (v) notes payable. The $1,256,000 of outstanding bank debt as of December 31,2005 has been reflected in the table above under the payment requirements of the new credit facility entered into on February 24, 2006 (see description above).

(5)                      Amount above reflects the face amount of capital lease obligations, including related interest.

(6)                      Consist principally of amounts earned under employment agreements that we have with our professional sports teams’ personnel.  Other long-term obligations also include deferred carriage payments.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments.

The future cash payments reflected above also do not include the impact of an action for breach filed by Loral Space and Communications Holding Corporation of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33.0 million plus interest, or approximately $47.1 million as of December 31, 2005.  The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously.  Accordingly, no provision has been made for such Make Whole Payment in the accompanying consolidated financial statements.

Finally, the future cash payments reflected above also do not include the Company’s agreements with EchoStar Communications Corporation relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high-definition television programming service.  EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks programming service, and that 20% interest will not be diluted until $500 million in cash has been invested in Rainbow HD Holdings by the Company.  Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100 million per year, up to a maximum of $500 million in the aggregate (which $100 million annual amount may be reduced to no less than $38 million per year, to the extent that the number of offered channels is less than 21) on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.  On the fifth or eighth anniversary of the effective date of the agreement, the termination of the Affiliation Agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in Rainbow HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the agreement, or the second anniversary date of the termination of the Affiliation Agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in Rainbow HD Holdings at fair value.

Operating lease commitments represent primarily future minimum payment obligations on various long-term, noncancelable leases for office and storage space, lease commitments for Radio City Music Hall and Clearview Cinemas, and rental space on utility poles used for the Company's Telecommunications Segment.

Obligations Under Derivative Contracts

To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values on our consolidated balance sheet, with changes in fair value reflected in the consolidated statement of operations.

As of December 31, 2005, the notional value of all such contracts was $450.0 million and the fair value of these derivative contracts was $10.5 million, a net liability position.  For the year ended December 31, 2005, we recorded a net loss on interest rate swap contracts of $9.3 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts
(dollars in thousands)

Fair market value as of December 31, 2005, a net liability position	$(10,541)
Less: fair market value as of December 31, 2004	(4,051)
Change in fair market value, net	(6,490)
Plus: realized loss from cash interest expense	(2,853)
Net loss on interest rate swap contracts	$(9,343)

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, Charter Communications, General Electric, and Leapfrog.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of December 31, 2005:

	AT&T	Comcast	Charter	General Electric	Total*
(dollars in thousands)
Collateralized indebtedness (carrying value)	$(159,876)	$(468,708)	$(209,138)	$(314,029)	$(1,151,751)

Collateralized indebtedness (fair value)	$(161,434)	$(469,041)	$(210,369)	$(312,800)	$(1,153,644)
Derivative contract (fair value estimate)	76,971	101,531	190,276	(81,729)	287,049
Investment securities pledged as collateral (fair value)	84,485	371,133	11,360	446,608	913,586
Net excess (shortfall)	22	3,623	(8,733)	52,079	46,991
Value of prepaid swaps with cross-termination rights	(2,571)	(4,343)	—	—	(6,914)
Net excess (shortfall) including prepaid swaps	$(2,549)	$(720)	$(8,733)	$52,079	$40,077

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

See “Item 7A Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, and Charter Communications transactions and certain of the 2005 Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of December 31, 2005, the fair value of our equity derivative contracts was $296.0 million, a net receivable position.  For the year ended December 31, 2005, we recorded a net gain on all outstanding equity derivative contracts of $135.7 million attributable to changes in market conditions during the period, primarily driven by lower stock prices of several of the underlying securities.  We also recorded a loss on our holdings of the underlying stocks of $135.1 million for the year ended December 31, 2005, as shown in the following table:

Fair Market Value of Equity Derivative Contracts
(dollars in thousands)

Fair market value as of December 31, 2004	$371,856
Change in fair market value, net	135,676
Redemption of contracts	(211,515)
Fair market value as of December 31, 2005	$296,017
Loss on underlying stock positions due to changes in prevailing market conditions, net	$(135,082)

At December 31, 2005, the Company had outstanding prepaid interest rate swaps with a notional contract value of $614.0 million.  These swaps were entered into in connection with certain monetization contracts and require the Company to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction.  These swaps have maturities in 2006 and 2008 that coincide with the related prepaid equity forward maturities.  Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of December 31, 2005, the fair value of our prepaid interest rate derivative contracts was $26.9 million, a net liability position.  For the year ended December 31, 2005, we recorded a net loss on such derivative contracts of $7.2 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts
(dollars in thousands)

Fair market value as of December 31, 2004	$(47,314)
Change in fair market value, net	26,895
New derivative contract	(6,462)
Fair market value as of December 31, 2005	$(26,881)

Change in fair market value, net	$26,895
Realized loss resulting from net cash payments	(34,049)
Net loss on prepaid interest rate swap contracts	$(7,154)

In connection with the issuance of the Series A preferred stock to Quadrangle, CSC Holdings entered into an agreement with Quadrangle which granted Quadrangle the right to require CSC Holdings to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at CSC Holdings’ option.  The exchange right and the put option had been accounted for as a derivative.  In October 2003, Quadrangle exercised its put option to require CSC Holdings to purchase all of its Series A Preferred Stock.  The parties entered into an agreement that the put price was $150.3 million.  The put price was paid in cash by CSC Holdings in August 2004.

The change in the fair value of the exchange right and put option of $31.7 million for the year ended December 31, 2004 has been reflected as a loss on derivative contracts in the Company’s consolidated statement of operations.

Related Party Transactions

In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a private company formed by two of the Company’s Class B shareholders, Charles F. Dolan and Thomas C. Dolan, had planned to acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the agreement with EchoStar (see Note 3 in the accompanying consolidated financial statements).  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS satellite distribution operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  In accordance with the March 2005 Agreement, Charles F. Dolan deposited $15 million with the Company to fund any expenditures above those contemplated in the shutdown budget, net of March revenue earned.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown effective April 30, 2005 and the Board of Directors confirmed such shutdown decision at a meeting on April 7, 2005.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements of $8.7 million was returned to him prior to December 31, 2005.  Cash of $6.3 million deposited by Charles F. Dolan which was used to fund the incremental costs less March 2005 revenue earned related to the Rainbow DBS satellite distribution business, net of the related discounted income tax benefit to the Company, has been recorded as a deemed net equity contribution.

Recently Adopted and Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R, Share-Based Payment.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of Statement No. 123R and the valuation of share-based payments for public companies.

The Company will adopt Statement No. 123R on January 1, 2006, using the modified prospective application.  The modified prospective application requires that compensation expense be recorded for the unvested portion of the restricted share awards, stock option awards and stock appreciation rights outstanding at December 31, 2005, over the remaining service periods related to such awards.  The Company will continue using the Black-Scholes valuation model in determining the fair value of share-based payments.  In accordance with the pro forma disclosure requirements of Statement No. 123, the Company recognized the majority of the share-based compensation costs using the accelerated recognition method.  Subsequent to January 1, 2006, the Company will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method and will recognize the cost for new share-based awards on a straight-line basis over the requisite service period.  The Company has not quantified the impact of adopting Statement No. 123R.  See Note 16 to the consolidated financial statements for additional information about the Company’s share-based compensation plans.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement No. 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143.  The FASB issued FIN No. 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event.  FIN No. 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN No. 47 became effective for the Company on December 31, 2005.  The adoption of FIN No. 47 did not have a material impact on the Company’s financial condition or results of operations.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  EITF No. 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity.  The provisions of EITF No. 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and had no impact on the Company’s financial position or results of operations for the year ended December 31, 2005.  The provisions of EITF No. 04-5 are effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF No. 04-5 will not have any impact on the Company’s financial position or results of operations upon adoption.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks from changes in certain equity security prices and interest rates.  Our exposure to changes in equity security prices stems primarily from the Comcast, AT&T, Charter Communications, General Electric, Leapfrog Enterprises and Adelphia Communications common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities other than 9.8 million shares of Adelphia Communications common stock.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  In the event of an early termination of any of these contracts, we would be obligated to repay the collateralized indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date.  The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.

As of December 31, 2005, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock aggregated $923.3 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $92.3 million.  As of December 31, 2005, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of these securities aggregated $296.0 million, a net receivable position.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

				Cap Price **
Security	# of Shares Deliverable	Maturity	Hedge Price per Share*	Low	High

Comcast	7,159,206	2006	$26.86 - $38.47	$33.57	$63.91
	7,159,206	2008
AT&T ***	3,449,785	2006	$44.12 - $53.98	$65.74	$78.53
Charter Communications	5,586,687	2006	$22.35 - $22.92	$34.75	$38.33
	3,724,460	2007
General Electric	12,742,033	2006	$23.14 - $25.67	$27.76	$30.81
Leapfrog	800,000	2007	$23.55 - $24.55	$29.87	$30.87

*                           Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

**                      Represents the price up to which we receive the benefit of stock price appreciation.

***             In November 2005, SBC Communications Corp. merged with AT&T Corp.  As a result of this merger, AT&T shares were exchanged with shares of the newly merged company (AT&T Inc.) at an exchange rate of 0.77942.  The impact of this merger changed the number of AT&T Inc. shares issued to the Company, as well as adjusted the hedge price and cap price per share the Company monetizes.

In October 2004, the Company received $213.6 million in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC.  The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt.  As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AT&T Wireless were terminated.  The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars.  The Company recognized a loss on the extinguishment of debt of approximately $6.1 million representing the difference between the fair value and the carrying value of the collateralized indebtedness.  At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124.1 million by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20.1 million and the cash from the merger transaction of $105.0 million both of which had been pledged in settlement of the debt.  The Company received the net difference of $1.0 million in cash.

The remaining collateralized indebtedness related to the AT&T Wireless shares was settled in February 2005 and accordingly, the balance sheet at December 31, 2004 reflects the redemption value of the collateralized indebtedness of $116.5 million, the fair value of the prepaid forward contracts of $8.9 million and restricted cash of $108.6 million.  The Company received net cash proceeds of $1.0 million in February 2005 upon settlement of this obligation.

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

In addition, at December 31, 2005, the Company had other investment securities with a carrying value of $10.4 million.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1.0 million.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2005, the fair value of our fixed rate debt of $7,235.1 million was less than the carrying value of $7,264.3 million by approximately $29.2 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2005 would increase the estimated fair value of our fixed rate debt by approximately $262.0 million to $7,497.1 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of December 31, 2005, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450.0 million.  As of December 31, 2005, the fair market value and carrying value of these interest rate swap contracts was approximately $10.5 million, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2005 prevailing levels would increase our liability under these contracts to $19.0 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $614.0 million entered into in connection with our monetization transactions.  As of December 31, 2005, such contracts had a fair market value and carrying value of $26.9 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2005 prevailing levels would increase our liability under these derivative contracts by approximately $3.5 million to a liability of $30.4 million.

Item 8.                    Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 108.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s external financial statements, including estimates and judgments, in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their reports appearing on pages I-1 and II-2.

Changes in Internal Control

None.

Item 9B.                  Other Information

None.

PART III

The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision’s definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2006 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2006, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2005, was a director, officer or beneficial owner of more than ten percent of the Company’s Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure other than reports on Form 4 filed by James L. Dolan reporting an option grant to his spouse and Thomas C. Dolan reporting an option exercise, each of which was filed after the required filing date.

PART IV

Item 15.                                                       Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.                                       The financial statements as indicated in the index set forth on page 108.

2.                                       Financial statement schedule:

Schedule supporting consolidated financial statements: Schedule II - Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.                                       The Index to Exhibits is on page 101.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Cablevision Systems Corporation

	Balance at Beginning of Period	Charged to Costs and Expenses	Charges (Credits) to Other Accounts	Deductions/ Write-Offs	Balance at End of Period
Year Ended December 31, 2005
Allowance for doubtful accounts	$16,312	$47,995	$890	$(46,390)	$18,807

Year Ended December 31, 2004
Allowance for doubtful accounts	$24,729	$47,106	$768	$(56,291)	$16,312

Year Ended December 31, 2003
Allowance for doubtful accounts	$47,459	$60,264	$(7,841)	$(75,153)	$24,729

CSC Holdings, Inc.

	Balance at Beginning of Period	Charged to Costs and Expenses	Charges (Credits) to Other Accounts	Deductions/ Write-Offs	Balance at End of Period
Year Ended December 31, 2005
Allowance for doubtful accounts	$16,312	$47,995	$890	$(46,390)	$18,807

Year Ended December 31, 2004
Allowance for doubtful accounts	$24,729	$47,106	$768	$(56,291)	$16,312

Year Ended December 31, 2003
Allowance for doubtful accounts	$47,459	$60,264	$(7,841)	$(75,153)	$24,729

Certain amounts in prior years have been reclassed to conform to the current year presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2006.

Cablevision Systems Corporation
CSC Holdings, Inc.

By:	/s/ Michael P. Huseby
Name:	Michael P. Huseby
Title:	Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Dolan and Michael P. Huseby, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	March 1, 2006
James L. Dolan	(Principal Executive Officer)

/s/ Michael P. Huseby	Executive Vice President and Chief Financial	March 1, 2006
Michael P. Huseby	Officer

/s/ Wm. Keith Harper	Senior Vice President and Controller	March 1, 2006
Wm. Keith Harper	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	March 1, 2006
Charles F. Dolan

/s/ Rand Araskog	Director	March 1, 2006
Rand Araskog

/s/ Frank Biondi	Director	March 1, 2006
Frank Biondi

/s/ Marianne Dolan Weber	Director	March 1, 2006
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	March 1, 2006
Patrick F. Dolan

/s/ Charles D. Ferris	Director	March 1, 2006
Charles D. Ferris

/s/ Richard H. Hochman	Director	March 1, 2006
Richard H. Hochman

/s/ Victor Oristano	Director	March 1, 2006
Victor Oristano

/s/ Thomas V. Reifenheiser	Director	March 1, 2006
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	March 1, 2006
John R. Ryan

/s/ Brian Sweeney	Director	March 1, 2006
Brian Sweeney

/s/ Vincent Tese	Director	March 1, 2006
Vincent Tese

/s/ Leonard Tow	Director	March 1, 2006
Leonard Tow

INDEX TO EXHIBITS

Exhibit No	DESCRIPTION

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

3.7	Certificate of Designations for CSC Holdings, Inc. 10% Series A Exchangeable Participating Preferred Stock. (incorporated herein by reference to Exhibit 10.13 to the 2002 10-K).

4.1

Indenture, dated as of November 1, 1995 relating to CSC Holdings’ $250,000,000 10 1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit 4.4 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 33-62313).

4.2

Indenture, dated August 15, 1997 relating to CSC Holdings’ $400,000,000 8 1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings’ Registration Statement on Form S-4, Registration No. 333-38013).

4.3

Indenture, dated as of December 1, 1997 relating to CSC Holdings’ $500,000,000 7 7/8% Senior Notes due 2007 (incorporated by reference to Exhibit 4.4 to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.4

Senior Indenture, dated as of July 1, 1998, relating to CSC Holdings, Inc.’s $500,000,000 7¼% Senor Notes due 2008 and $500,000,000 7 5/8% Senior Debentures due 2018 (incorporated by reference to Exhibit 4.1 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 333-57407).

4.5

Subordinated Indenture, dated as of July 1, 1998, relating to CSC Holdings, Inc.’s $500,000,000 8 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 333-57407).

4.6

Indenture, dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 Registration No. 333-84449).

4.7

Indenture, dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7 5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.8

Indenture, dated as of April 6, 2004 relating to Cablevision’s $1,000,000,000 8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.9

Indenture, dated as of April 6, 2004 relating to Cablevision’s $500,000,000 floating rate Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.10

Indenture, dated as of April 6, 2004 relating to CSC Holdings’ $500,000,000 6 3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.3 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.11

Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $300,000,000 8 3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

4.12

Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $500,000,000 10 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.1

Registration Rights Agreement, dated April 6, 2004 between CSC Holdings, Inc. and Citigroup Globalmarkets Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc. and Harris Nesbitt Corp. (incorporated by reference to Exhibit 4.1 to CSC Holdings’ Registration Statement on Form S-4, Registration No. 33-124061).

10.2

Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings’ Registration Statement on Form S-1, Registration No. 033-01936 (“CSC Holdings’ Form S-1”)).

10.3	Registration Rights Agreement between Cablevision Company and CSC Holdings (incorporated herein by reference to Exhibit 10.2 to CSC Holdings’ Form S-1).

10.4	Form of Right of First Refusal Agreement between Dolan and CSC Holdings (incorporated herein by reference to Exhibit 10.4 to CSC Holdings’ Form S-1).

10.5	Interchange Agreement, dated as of March 1, 2002, by and between CSC Transport IV, Inc. and Sterling Aviation LLC.

10.6	Amendment to Interchange Agreement, dated as of March 17, 2004, by and between CSC Transport IV, Inc. and Sterling Aviation LLC.

10.7	Extension of Interchange Agreement, dated as of March 15, 2005, by and between CSC Transport IV, Inc. and Sterling Aviation LLC.

10.8	Employment Agreement between Charles F. Dolan and CSC Holdings, dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings’ Form S-1).

10.9	Employment Agreement, dated as of April 29, 2003, between Cablevision Systems

Corporation and James L. Dolan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.10	Amendment to Employment Arrangements between Cablevision Systems Corporation and James L. Dolan, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.47 to the 2004 10-K).

10.11

Employment Agreement, dated as of June 11, 2003, between Cablevision Systems Corporation and Hank Ratner (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.12	Amendment to Employment Arrangements between Cablevision Systems Corporation and Hank Ratner, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.48 to the 2004 10-K).

10.13

Employment Agreement, dated as of June 23, 2003, between Cablevision Systems Corporation and Thomas Rutledge (incorporated by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

10.14	Amendment to Employment Arrangements between Cablevision Systems Corporation and Thomas Rutledge, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.49 to the 2004 10-K).

10.15

Letter Agreement, dated August 2, 2004, between Cablevision Systems Corporation and Michael Huseby (incorporated by reference to Exhibit 10.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.16	Amendment to Employment Arrangements between Cablevision Systems Corporation and Michael Huseby, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.50 to the 2004 10-K).

10.17

Letter Agreement, dated October 11, 2004, between Cablevision Systems Corporation and Wm. Keith Harper (incorporated by reference to Exhibit 10.3 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.18

Retirement Agreement, dated as of June 23, 2003 and Consulting Agreement as of January 3, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.19

Amendment to Retirement Agreement, dated as of January 2, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.20

Employment Agreement, dated as of November 7, 2002, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit (d)(3) to Cablevision Systems Corporation’s Schedule TO Tender Offer Statement, dated January 23, 2002).

10.21

Extension to Employment Agreement, dated as of March 12, 2004 and Consulting Agreement as of January 1, 2005, between CSC Holdings and William J. Bell (incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.22	Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings’ Form S-1).

10.23	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.24	Cablevision Systems Corporation Executive Performance Incentive Plan.

10.25	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.26

Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.27	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to the 2003 10-K).

10.28

Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed April 1997).

10.29

Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 2007 (incorporated by reference to Exhibit 10.56 to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.30

Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated by reference to Appendix A to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.31

Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities and the Investors  (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed March 4, 1998).

10.32	Cablevision 401(k) Savings Plan (incorporated herein by reference to Exhibit 10.47 to the 1992 10-K).

10.33

Agreement and Plan of Merger, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Massachusetts, Inc., AT&T Corp. and AT&T CSC, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on May 5, 2000).

10.34

Asset Exchange Agreement, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Brookline, L.P., Cablevision of Boston, Inc. and AT&T Corp. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed on May 5, 2000).

10.35

Letter Agreement, dated January 31, 2001, among Cablevision Systems Corporation, Rainbow Media Holdings, Inc., Metro-Goldwyn-Mayer Inc., American Movie Classics Holding Corporation, AMC II Holding Corporation, Bravo Holding Corporation, and Bravo II Holding Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed, February 5, 2001).

10.36	Agreement and Plan of Merger and Exchange, dated as of November 4, 2002, by and between Cablevision Systems Corporation, Bravo Holding Corporation, Bravo II Holding Corporation,

Rainbow Media Group, LLC, National Broadcasting Company, Inc., NBC-Rainbow Holding, Inc. and Applause Acquisition Corporation (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K, filed November 6, 2002).

10.37

Purchase Agreement, dated as of June 27, 2003, by and among Rainbow Media Holdings, Inc., American Movie Classics III Holding Corporation, American Movie Classics IV Holding Corporation, IFC II Holding Corporation, IFC III Holding Corporation, Metro-Goldwyn-Mayer Inc., MGM Networks U.S. Inc and, solely for purposes of Sections 2.02(b), 2.02(c), 5.01, 10.05, 10.08 and 10.11, Cablevision Systems Corporation (incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.38

Registration Rights Agreement, dated as of July 18, 2003, between Cablevision Systems Corporation, and MGM Networks U.S. Inc. (incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.39

Purchase Agreement, dated as of December 12, 2003, by and among Fox Sports Net Bay Area Holdings, LLC, Fox Sports Net Chicago Holdings, LLC and Fox Sports Net, LLC and Regional Pacific Holdings II, L.L.C. and Regional Chicago Holdings II, L.L.C. (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.40

Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated by reference to Exhibit 10.43 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.41

Credit Agreement, dated as of February 24, 2006 among CSC Holdings, Inc., as the Company, certain subsidiaries of the company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents.

10.42	Pledge Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A. as Secured Party.

10.43

Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.44

First Amendment, dated as of January 20, 2006, to the Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto.

10.45

Distribution and Transfer Agreement entered into as of February 18, 2005 by and among Rainbow Regional Holdings LLC, Fox Sports RPP Holdings, Inc., Rainbow National Sports Holdings LLC, Fox Sports Net National Network Holdings II, LLC, Rainbow Advertising Holdings LLC, Fox Sports Net National Ad Sales Holdings II, LLC, Rainbow Media Holdings, LLC, Fox Sports Net Bay Area Holdings, LLC, Regional Pacific Holdings II,

L.L.C., Fox Sports Net Chicago Holdings, LLC, Fox Sports Net, Inc. and Exhibit B (Partnership Agreement of Pacific Regional Programming Partners) (incorporated herein by reference to Exhibit 10.44 to the 2004 10-K).

10.46	Satellite Sale Agreement between Rainbow DBS Company LLC and EchoStar Satellite L.L.C., dated January 20, 2005 (incorporated herein by reference to Exhibit 10.45 to the 2004 10-K).

10.47	Agreement between Cablevision Systems Corporation, Charles F. Dolan and Thomas C. Dolan, dated March 8, 2005 (incorporated herein by reference to Exhibit 10.46 to the 2004 10-K).

10.48

Contract, dated November 21, 2004 between Lockheed Martin Corporation, acting through Lockheed Martin Commercial Space Systems and Rainbow DBS Company LLC. (Confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.56 to the 2004 10-K).

10.49

Letter agreement amending the contract, dated November 21, 2004 between Lockheed Martin Corporation, acting through Lockheed Martin Commercial Space Systems and Rainbow DBS Company LLC (incorporated by reference to Exhibit 10.56.1 to Current Report on Form 8-K, filed June 6, 2005).

10.50	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed February 16, 2005).

10.51	Form of Restricted Shares Agreement ((February 16, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed February 16, 2005).

10.52	Form of Two-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K, filed February 16, 2005).

10.53	Form of Three-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K, filed February 16, 2005).

10.54	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K, filed February 16, 2005).

10.55	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed November 7, 2005).

10.56

Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed November 7, 2005).

10.57	Form of Restricted Shares Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed November 7, 2005).

10.58	Form of Performance Award Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed November 7, 2005).

10.59	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed November 7, 2005).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 1350 Certification of the CEO and CFO

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cablevision Systems Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Cablevision Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cablevision Systems Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Cablevision Systems Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.  Our report dated March 1, 2006 refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003.

/s/ KPMG LLP

Melville, New York
March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cablevision Systems Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
March 1, 2006

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS

Current Assets:

Cash and cash equivalents	$397,496	$771,479
Restricted cash	8,454	144,444
Accounts receivable, trade (less allowance for doubtful accounts of $18,807 and $16,312)	421,950	378,936
Notes and other receivables	74,141	121,872
Investment securities	10,408	3,819
Prepaid expenses and other current assets	98,921	82,027
Feature film inventory, net	108,607	107,860
Deferred tax asset	10,883	124,528
Advances to affiliates	70	1,308
Investment securities pledged as collateral	723,476	327,180
Derivative contracts	268,539	193,682
Assets held for sale	7,557	124,698
Total current assets	2,130,502	2,381,833

Property, plant and equipment, net of accumulated depreciation of $5,494,994 and $4,676,327	3,868,077	4,013,814
Investments in affiliates	39,463	27,300
Investment securities pledged as collateral	199,430	819,441
Notes and other receivables	42,987	46,892
Derivative contracts	109,207	290,686
Other assets	83,801	72,230
Deferred tax asset	47,269	17,049
Long-term feature film inventory, net	378,502	350,472
Deferred carriage fees, net	188,135	108,233
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $349,752 and $348,375	519,363	485,118
Other intangible assets, net of accumulated amortization of $68,192 and $50,417	388,622	168,933
Excess costs over fair value of net assets acquired	996,338	1,446,294
Deferred financing and other costs, net of accumulated amortization of $85,450 and $64,307	120,965	132,225
Assets held for sale	—	312,154
	$9,844,509	$11,404,522

See accompanying notes to
consolidated financial statements.

	2005	2004
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$373,362	$345,178
Accrued liabilities:
Interest	177,109	172,016
Employee related costs	288,751	281,550
Other accrued expenses	479,096	450,960
Accounts payable to affiliates	1,467	869
Deferred revenue	140,723	122,297
Feature film and other contract obligations	112,817	106,503
Liabilities under derivative contracts	101,580	12,775
Current portion of bank debt	8,560	5,387
Current portion of collateralized indebtedness	857,774	617,476
Current portion of capital lease obligations	8,586	11,581
Notes payable	8,438	—
Liabilities held for sale	—	7,468
Total current liabilities	2,558,263	2,134,060
Feature film and other contract obligations	351,673	358,209
Deferred revenue	16,219	13,648
Liabilities under derivative contracts	17,571	151,102
Other long-term liabilities	361,018	263,819
Bank debt	1,842,940	2,484,500
Collateralized indebtedness	312,352	935,951
Senior notes and debentures	5,992,760	5,991,564
Senior subordinated notes and debentures	746,621	746,231
Notes payable	7,467	150,000
Capital lease obligations	51,201	59,982
Deficit investment in affiliates	—	59,913
Minority interests	55,190	685,877
Total liabilities	12,313,275	14,034,856

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 247,430,685 and 243,802,249 shares issued and 225,268,714 and 221,986,022 shares outstanding	2,474	2,438
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 64,160,264 and 65,817,742 shares issued and outstanding	642	658
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,242,197	1,175,319
Accumulated deficit	(3,350,764)	(3,445,064)
	(2,105,451)	(2,266,649)
Treasury stock, at cost (22,161,971 shares and 21,816,227 shares)	(359,753)	(359,750)
Accumulated other comprehensive loss	(3,562)	(3,935)
Total stockholders’ deficiency	(2,468,766)	(2,630,334)
	$9,844,509	$11,404,522

See accompanying notes to

consolidated financial statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share amounts)

	2005	2004	2003

Revenues, net	$5,175,911	$4,750,037	$4,023,209

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,297,037	2,262,694	1,864,579
Selling, general and administrative	1,292,565	1,192,457	1,083,394
Other operating income	-	(95,758)	(4,758)
Restructuring charges (credits)	(433)	151	10,725
Depreciation and amortization (including impairments)	1,084,304	1,137,940	1,042,850
	4,673,473	4,497,484	3,996,790

Operating income	502,438	252,553	26,419

Other income (expense):
Interest expense	(764,513)	(721,008)	(615,668)
Interest income	17,002	8,568	10,899
Equity in net income (loss) of affiliates	3,286	(12,991)	429,732
Gain (loss) on sale of programming and affiliate interests, net	64,968	2,232	(13,644)
Gain (loss) on investments, net	(138,312)	134,598	235,857
Write-off of deferred financing costs	-	(18,961)	(388)
Gain (loss) on derivative contracts, net	119,180	(165,305)	(208,323)
Loss on extinguishment of debt	-	(78,571)	-
Minority interests	(5,034)	(65,568)	(116,950)
Miscellaneous, net	651	46	3,719
	(702,772)	(916,960)	(274,766)
Loss from continuing operations before income taxes	(200,334)	(664,407)	(248,347)
Income tax benefit (expense)	79,401	194,808	(26,416)
Loss from continuing operations	(120,933)	(469,599)	(274,763)
Income (loss) from discontinued operations, net of taxes (including net gain primarily from the Regional Programming Partners restructuring of $269,428 in 2005 and a net loss of $8,382 on the sale of the retail electronics business in 2003)	215,233	(199,057)	(22,476)
Income (loss) before extraordinary item	94,300	(668,656)	(297,239)
Extraordinary loss on investment, net of taxes	—	(7,436)	—
Net income (loss)	$94,300	$(676,092)	$(297,239)

INCOME (LOSS) PER SHARE:

Basic and Diluted net income (loss) per share:

Loss from continuing operations	$(0.43)	$(1.64)	$(0.96)

Income (loss) from discontinued operations	$0.76	$(0.69)	$(0.08)

Extraordinary loss	$—	$(0.03)	$—

Net income (loss)	$0.33	$(2.36)	$(1.04)

Basic weighted average common shares (in thousands)	281,936	287,085	285,486

See accompanying notes to

consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	RMG Class A Common Stock	RMG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$2,347	$672	$—	$—	$1,107,893	$(2,471,733)	$(359,750)	$(1,790)	$(1,722,361)

Net loss	—	—	—	—	—	(297,239)	—	—	(297,239)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	838	838
Comprehensive loss									(296,401)
Employee and non-employee director stock transactions	67	—	—	—	27,728	—	—	—	27,795
Tax benefit related to stock options	—	—	—	—	1,165	—	—	—	1,165

Balance at December 31, 2003	2,414	672	—	—	1,136,786	(2,768,972)	(359,750)	(952)	(1,989,802)

Net loss	—	—	—	—	—	(676,092)	—	—	(676,092)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(2,792)	(2,792)
Foreign currency translation, net of taxes	—	—	—	—	—	—	—	(191)	(191)
Comprehensive loss									(679,075)
Employee and non-employee director stock transactions	10	—	—	—	37,720	—	—	—	37,730
Conversion of CNYG Class B common stock to CNYG Class A common stock	14	(14)	—	—	—	—	—	—	—
Tax benefit related to stock options	—	—	—	—	813	—	—	—	813

Balance at December 31, 2004	2,438	658	—	—	1,175,319	(3,445,064)	(359,750)	(3,935)	(2,630,334)

Net income	—	—	—	—	—	94,300	—	—	94,300
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	182	182
Foreign currency translation, net of taxes	—	—	—	—	—	—	—	191	191
Comprehensive income	—	—	—	—	—	—	—	—	94,673
Employee and non-employee director stock transactions	20	—	—	—	46,037	—	—	—	46,057
Conversion of CNYG Class B common stock to CNYG Class A common stock	16	(16)	—	—	—	—	—	—	—
Treasury stock acquired from forfeiture of restricted shares	—	—	—	—	—	—	(3)	—	(3)
Contribution from CNYG Class B shareholder	—	—	—	—	6,337	—	—	—	6,337
Gain on issuance of members’ interest by subsidiary, net					10,397	—	—	—	10,397
Tax benefit related to stock options	—	—	—	—	4,107	—	—	—	4,107

Balance at December 31, 2005	$2,474	$642	$—	$—	$1,242,197	$(3,350,764)	$(359,753)	$(3,562)	$(2,468,766)

See accompanying notes to

consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:

Loss from continuing operations	$(120,933)	$(469,599)	$(274,763)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,084,304	1,137,940	1,042,850
Non-cash other operating income	-	(41,788)	-
Equity in net (income) loss of affiliates	(3,286)	12,991	(429,732)
Minority interests	5,034	65,568	29,691
Loss (gain) on sale of cable assets and programming and affiliate interests, net	(64,968)	(2,232)	13,644
Loss (gain) on investments, net	138,312	(134,598)	(235,857)
Write-off of deferred financing costs	-	18,961	388
Loss (gain) on derivative contracts, net	(156,082)	149,911	178,499
Loss on extinguishment of debt	-	3,987	-
Stock based compensation expense	28,922	30,460	25,073
Deferred income tax	(88,894)	(201,570)	19,644
Amortization and write-off of feature film inventory	113,926	192,682	94,806
Amortization of deferred financing, discounts on indebtedness and other deferred costs	85,490	114,069	89,787
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable trade	(44,010)	(36,564)	(28,429)
Notes and other receivables	11,486	(20,814)	(9,878)
Note receivable from affiliate	-	12,877	5,123
Inventory, prepaid expenses and other assets	(11,159)	5,259	(30,268)
Advances to affiliates	1,223	(2,906)	145,265
Feature film inventory	(142,703)	(258,371)	(191,723)
Other deferred costs	(99,203)	(17,690)	(6,235)
Accounts payable	30,606	11,915	(108,713)
Accrued liabilities	88,645	18,455	32,595
Feature film and other contract obligations	(222)	129,777	88,101
Deferred revenue	23,909	943	2,918
Deferred carriage payable	45,371	4,782	(5,268)
Minority interests	243	(947)	(11,060)

Net cash provided by operating activities	926,011	723,498	436,458

Cash flows from investing activities:
Capital expenditures	(769,292)	(697,514)	(832,087)
Payments for acquisitions, net of cash acquired	(4,231)	(84,738)	(179,728)
Proceeds from sale of equipment, net of costs of disposal	5,407	(194)	5,906
Decrease (increase) in investments in affiliates, net	(420)	32,664	443,391
Proceeds from sale of investment	-	2,029	-
Decrease (increase) in investment securities and other investments	(9,520)	61	3,150
Decrease (increase) in restricted cash	27,342	(35,797)	-
Additions to other intangible assets	(12,886)	(8,826)	(1,881)

Net cash used in investing activities	$(763,600)	$(792,315)	$(561,249)

See accompanying notes to

consolidated financial statements.

	2005	2004	2003
Cash flows from financing activities:
Proceeds from bank debt	$554,614	$3,342,095	$2,328,180
Repayment of bank debt	(1,192,614)	(3,209,247)	(2,056,908)
Redemption of senior subordinated notes	—	(350,000)	—
Repayment of note payable	—	—	(250,000)
Issuance of senior notes	—	2,793,922	—
Proceeds from collateralized indebtedness	210,973	125,100	330,728
Repayment of collateralized indebtedness	(222,623)	(121,239)	—
Proceeds from derivative contracts	6,462	—	—
Issuance of preferred stock	—	—	75,000
Redemption of preferred stock	—	(1,694,622)	—
Issuance of common stock	13,942	7,270	2,722
Payments on capital lease obligations and other debt	(11,956)	(16,245)	(16,745)
Deemed net capital contribution from shareholder	6,337	—	—
Additions to deferred financing and other costs	(70)	(70,086)	(14,829)
Distributions to minority partners	(9,659)	(1,748)	—

Net cash provided by (used in) financing activities	(644,594)	805,200	398,148

Effect of exchange rate changes on cash and cash equivalents	191	(191)	—
Net increase (decrease) in cash and cash equivalents from continuing operations	(481,992)	736,192	273,357
Cash flows of discontinued operations (Revised - See Note 1):
Net cash used in operating activities	(67,502)	(111,522)	(5,835)
Net cash provided by (used in) investing activities	80,174	(84,816)	(56,777)
Net cash used in financing activities	—	—	(9,723)
Net change in cash classified in assets held for sale	95,337	1,624	(48,462)
Net effect of discontinued operations on cash and cash equivalents	108,009	(194,714)	(120,797)

Cash and cash equivalents at beginning of year	771,479	230,001	77,441

Cash and cash equivalents at end of year	$397,496	$771,479	$230,001

See accompanying notes to

consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and certain variable interest entities pursuant to FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities.  All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company recognizes video, high-speed data, Voice over Internet Protocol, and telephony revenues as the services are provided to subscribers.  Installation revenue for our video, consumer high-speed data and Voice over Internet Protocol services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  The Company classifies amounts billed to its customers for local franchise and regulatory fees as a component of revenue.

Our programming businesses recognize affiliate fees from cable and satellite providers as the programming is provided.  Advertising revenues are recognized when commercials are telecast.  In some situations, our programming businesses guarantee certain viewer ratings for their programming.  For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized by providing additional advertising time.

Revenues derived from other sources are recognized when services are provided or events occur.

Technical and Operating Expenses

Costs of revenue related to sales of services are classified as “technical and operating” expenses in the accompanying statements of operations.

Programming Costs

The Company’s cable television business included in the Telecommunications Services segment has received, or may receive, incentives from programming distributors for carriage of the distributors' programming.  The Company recognizes these incentives as a reduction of programming costs in technical and operating expense, generally over the term of the programming agreement.

Programming Rights

Rights acquired to broadcast various professional sports teams’ events and programming for exhibition on the Company’s networks, are expensed over the contract or license period.  Estimated future revenues are reviewed regularly and write-downs to net realizable value are made as required.  Estimates of total gross revenues can change due to a variety of factors, including the level of advertising rates and subscriber fees.  Accordingly, revenue estimates are reviewed periodically and amortization is adjusted as necessary.

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun.  Costs are amortized to technical and operating expense on the straight-line basis over the respective license periods.  The Company periodically reviews the programming usefulness of feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition based on the programming of the individual programming service.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recorded.

Advertising Expenses

Advertising costs are charged to expense when incurred.  Advertising costs amounted to $204,037, $196,841 and $180,046 for the years ended December 31, 2005, 2004 and 2003, respectively.

Restricted Cash

Restricted cash at December 31, 2005 includes approximately $8,500 of cash required by certain operating agreements and cash collateralized letters of credit for the Madison Square Garden (“MSG”) segment.  Restricted cash at December 31, 2004 included approximately (i) $21,000 of cash collateralized letters of credit entered into by the Rainbow segment for certain programming and operating lease commitments that were released during 2005, (ii) $14,800 of cash required by certain operating agreements, cash collateralized letters of credit and an escrow account required by the National Hockey League (which was released in 2005) entered into by the MSG segment, and (iii) $108,600 received in exchange for shares the Company owned of AT&T Wireless (“AWE”) common stock, representing the $15 share price paid in consideration of the merger between AWE and Cingular Wireless LLC.  The $108,600 of restricted cash was used to settle the outstanding collateralized indebtedness relating to these shares in January 2005.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectibility of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

The Company’s interests in less than majority-owned entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method.  Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investees’ net income or losses, additional contributions made and distributions received and amortization of basis differences.  The Company recognizes a loss if it is determined that an other than temporary decline in the value of the investment exists.

Long-Lived and Indefinite-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ useful lives and reported with depreciation and amortization (including impairments) in the consolidated statements of operations.

Intangible assets established in connection with acquisitions consist of affiliate agreements and affiliation relationships, broadcast rights and other agreements (primarily cable television system programming agreements), season ticket holder relationships, suite holder contracts and relationships, advertising relationships, other intangibles and excess costs over fair value of net assets acquired.  These intangible assets are amortized on a straight-line basis.  Excess costs over fair value of net assets acquired (“goodwill”) and the value of franchises, trademarks and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

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

The Company evaluates the recoverability of its goodwill and indefinite-lived intangible assets annually or more frequently whenever events or circumstances indicate that the asset may be impaired.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill which would be recognized in a business combination.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Satellite Development Costs

In 2001, Rainbow DBS entered into a contract for the construction of a satellite with Lockheed Martin Corporation.  The contract provided for scheduled payments over a period extending through 2003, as well as cancellation penalties if the contract was terminated before the satellite was launched.  As of December 31, 2003, payments made under the terms of the contract totaled approximately $255,300.  In connection with the construction of this satellite, the Company capitalized interest of $7,692 for the year ended December 31, 2003.  This satellite was launched in July 2003, therefore no interest was capitalized since that date.

Rainbow DBS entered into a satellite procurement contract covering five Ka-band satellites with Lockheed Martin in November 2004.  The construction cost under the contract was approximately $740,000, subject to certain adjustments.  Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities.  Rainbow DBS exercised this right on November 21, 2005, and amounts paid to Lockheed Martin in excess of the estimated termination liability is included as a receivable in the accompanying consolidated balance sheet at December 31, 2005.

See Note 5 for a discussion of impairment charges relating to the Rainbow DBS segment.

Feature Film Obligations

Amounts payable subsequent to December 31, 2005 related to the license of feature film inventory are as follows:

Years Ending December 31,

2006	$112,191
2007	94,752
2008	70,163
2009	51,247
2010	38,032
Thereafter	97,479

See Note 5 for a discussion of the Company’s review of the programming usefulness of our feature film inventory and impairment charges recorded in 2005, 2004 and 2003.

Deferred Carriage Fees

Deferred carriage fees represent amounts paid or payable to cable system and/or satellite operators to guarantee carriage of certain programming services and are amortized as a reduction to revenue over the period of the related guarantee (1 to 15 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense using the straight-line method over the life of the related debt.

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Common Share

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Potential dilutive common shares are not included in the diluted computation as their effect would be antidilutive.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period.

In the second quarter of 2004, the Company implemented Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.  EITF 03-6 requires convertible participating securities to be included in the computation of earnings per share using the “two-class” method.  The Company’s Series A Exchangeable Participating Preferred Stock was considered a convertible participating security.  When applicable, basic and diluted earnings per share would be restated to reflect the impact of utilizing the two-class method required by EITF 03-6.  The implementation of EITF 03-6 had no impact on earnings per share for the years ended December 31, 2004 and 2003, and as of December 31, 2005, the Company had no convertible participating securities outstanding.

Except for the fourth quarter 2005, the Company generated a loss from continuing operations, therefore, the outstanding common stock equivalents during each respective period had no dilutive effect.  For the three months ended December 31, 2005, the Company generated income from continuing operations and the basic weighted average common shares outstanding of 281,797 were adjusted by the incremental dilutive effect of outstanding stock options and restricted shares resulting in total diluted weighted average common shares outstanding of 285,982.  For the year ended December 31, 2005, the Company generated a loss from continuing operations and the basic weighted average shares outstanding were not adjusted for the potential dilutive effects of common stock equivalents.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  In addition, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida (prior to April 2005) and certain assets of the Rainbow DBS satellite distribution business for all periods presented have been classified in the consolidated balance sheets as assets and liabilities held for sale.  The operating results and cash flows of these businesses have been classified as discontinued operations in the consolidated statements of operations and cash flows, respectively, for all periods presented.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During 2005, 2004 and 2003, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2005	2004	2003
Non-Cash Investing and Financing Activities:
Capital lease obligations	$180	$2,952	$10,003
Asset retirement obligations	10,870	—	—
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	604,080	—	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contracts	116,544	—	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	247,647	—	—
Redemption of collateralized indebtedness with related prepaid forward contracts	43,604	—	—
Rights payments offset with repayment of a note receivable	40,000	—	—
Note payable issued in connection with the purchase of the 20% minority interest in AMC, The Independent Film Channel and WE: Women’s Entertainment	—	—	250,000
Note payable issued in connection with the purchase of the 50% interests in Fox Sports Net Chicago and Fox Sports Net Bay Area	—	—	150,000
Notes payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	152,907	—	—
Redemption of collateralized indebtedness associated with AT&T Wireless shares with restricted cash, net of related forward contract	—	105,000	—
Receipt of restricted cash for AT&T Wireless shares	—	213,647	—

Supplemental Data:
Cash interest paid — continuing operations	$698,189	$636,277	$498,583
Cash interest paid — discontinued operations	85	314	533
Income taxes paid (refunded), net — continuing operations	(4,005)	6,952	7,790
Income taxes paid (refunded), net — discontinued operations	18	(539)	532

In addition, at December 31, 2005, the Company has revised its consolidated statements of cash flows for the years ended December 31, 2004 and 2003 to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Stock Option Plan

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, to account for its stock based compensation awards.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans.  As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic value method of accounting prescribed by APB No. 25.

The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement No. 123 for options granted in 1995 through 2005:

	Years Ended December 31,
	2005	2004	2003

Net income (loss), as reported	$94,300	$(676,092)	$(297,239)
Add: Stock-based employee compensation cost included in reported net income (loss), net of taxes	9,588	20,627	24,827
Deduct: Stock-based employee compensation expense determined under fair value based method, net of taxes	(14,801)	(25,213)	(34,505)
Pro forma net income (loss)	$89,087	$(680,678)	$(306,917)

Basic and diluted net income (loss) per common share:
As reported	$0.33	$(2.36)	$(1.04)
Pro forma	$0.32	$(2.37)	$(1.08)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model.  The following assumptions were used in calculating these fair values:

	Years Ended December 31,
	2005	2004	2003

Risk free interest rate	4.5%	3.5%	2.8%
Volatility	57.0%	55.7%	60.5%
Dividend Yield	0%	0%	0%
Average fair value	$13.60	$10.29	$6.59
Expected life in years	5.0	5.0	5.0

As of December 31, 2005, there was $45,631 of total unrecognized, pre-tax compensation cost related to non-vested stock options under Statement No. 123.  See discussion below regarding the Company’s planned implementation of Statement No. 123R as of January 1, 2006.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“Statement No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended.  Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings.

The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Services.  The Company had one customer that accounted for approximately 11% of the Company’s consolidated net trade receivable balances at December 31, 2004, which exposes the Company to a concentration of credit risk.  Although this customer exceeded 10% of the Company’s consolidated net trade receivables at December 31, 2004, the Company does not have a single external customer which represents 10% or more of its consolidated net revenues for the years ended December 31, 2005, 2004 and 2003.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R, Share-Based Payment.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of Statement No. 123R and the valuation of share-based payments for public companies.

The Company will adopt Statement No. 123R on January 1, 2006, using the modified prospective application.  The modified prospective application requires that compensation expense be recorded for the unvested portion of the restricted share awards, stock option awards and stock appreciation rights outstanding at December 31, 2005 over the remaining service periods related to such awards.  The Company will continue using the Black-Scholes valuation model in determining the fair value of share-based payments.  In accordance with the pro forma disclosure requirements of Statement No. 123, the Company recognized the majority of the share-based compensation costs using the accelerated recognition method.  Subsequent to January 1, 2006, the Company will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method and will recognize the cost for new share-based awards on a straight-line basis over the requisite service period.  The Company has not quantified the impact of adopting Statement No. 123R.  See Note 16 for additional information about the Company’s share-based compensation plans.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  EITF No. 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity.  The provisions of EITF No. 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and had no impact on the Company’s financial position or results of operations for the year ended December 31, 2005.  The provisions of EITF No. 04-5 are effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF No. 04-5 will not have any impact on the Company’s financial position or results of operations upon adoption.

Common Stock

Each holder of Cablevision NY Group Class A common stock has one vote per share while holders of Cablevision NY Group Class B common stock have ten votes per share.  Cablevision NY Group Class B stockholders have the right to elect 75% of the members of the Company’s Board of Directors while the Cablevision NY Group Class A stockholders are entitled to elect the remaining 25% of the Company’s board.  In addition, Class B stockholders entered into an agreement which has the effect of causing the voting power of these Class B stockholders to be cast as a block.  The Company has never paid dividends on its common stock (see Note 22 regarding the Dolan Family Group proposal).  Certain of the Company’s senior and subordinated note indentures contain restrictions on the Company’s ability to pay dividends.

Cablevision and CSC Holdings may pay dividends on their capital stock only from surplus as determined under Delaware law.  If dividends are paid on the Cablevision NY Group common stock, holders of the Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Cablevision NY Group Class A common stock may be paid only with shares of Cablevision NY Group Class A common stock and stock dividends with respect to Cablevision NY Group Class B common stock may be paid only with shares of Cablevision NY Group Class B common stock.  Cablevision’s and CSC Holdings’ senior debentures and CSC Holdings’ senior subordinated debt instruments restrict the amount of dividends and distributions in respect of any shares of capital stock that can be made.

	Shares Outstanding
	CNYG Class A Common Stock	CNYG Class B Common Stock

Balance at December 31, 2004	221,986,022	65,817,742
Conversion of CNYG Class B common stock to CNYG Class A common stock	1,657,478	(1,657,478)
Employee and non-employee director stock transactions	1,625,214	—
Balance at December 31, 2005	225,268,714	64,160,264

NOTE 2.                                                 ACCOUNTING RELATED INVESTIGATIONS

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

NOTE 3.                TRANSACTIONS

2005 Transactions

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

National Sports Partners and National Advertising Partners were owned 50% by the Company and 50% by News Corporation.  As a result of the restructuring, the Company no longer owns any interest in National Sports Partners, National Advertising Partners, Fox Sports Net Ohio or Fox Sports Net Florida.

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

The Company has accounted for this exchange in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $266,810, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of $66,558 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of approximately $94,320 was allocated to specific assets and liabilities based on fair values as follows:

	Useful Life

Land and development rights	Indefinite	$37,573
Property and equipment, net	2 to 27.5 years	12,396
Amortizable intangible assets:
Affiliate agreements	4 years	17,951
Affiliation relationships	24 years	85,824
Advertiser relationships	7 years	6,004
Season ticket holder relationships	12 to 15 years	73,124
Suite holder contracts and relationships	3 to 11 years	21,167
Indefinite-lived intangible assets:
Trademarks		53,880
Sports franchises		96,215
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		9,399
Unfavorable contracts		(47,000)
Net step-down to historical carrying values		$(94,320)

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, net income (loss), loss per share from continuing operations and net income (loss) per share of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2005 and 2004, are as follows:

	Years Ended December 31,
	2005	2004

Revenues	$5,175,911	$4,750,037

Loss from continuing operations	$(130,788)	$(494,130)

Net income (loss)	$84,445	$(700,623)

Basic and diluted loss per share from continuing operations	$(0.46)	$(1.72)

Basic and diluted net income (loss) per share	$0.30	$(2.44)

Agreements with EchoStar

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high-definition television programming service.  This transaction closed in November 2005.  Under those arrangements, EchoStar was initially distributing a portion of the VOOM HD Networks programming service and, beginning in 2006, began carrying 15 of the channels (10 were available at December 31, 2005) included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year, up to a maximum of $500,000 in the aggregate (which $100,000 annual amount may be reduced to no less than $38,000 per year, to the extent that the number of offered channels is less than 21) on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.    The agreements resulted in a non-monetary exchange whereby the Company provided EchoStar a 20% interest in Rainbow HD Holdings in exchange for deferred carriage fees.  Accordingly, the Company recorded deferred carriage fees for the fair value of the 20% interest in Rainbow HD Holdings LLC surrendered of $18,101, which resulted in a gain on the issuance of member’s interest by a subsidiary of $10,397 (net of transaction costs of $295 and taxes of $7,409).  Since Rainbow HD Holdings LLC is a start-up company, the gain was recorded as an increase to paid-in capital.

2004 Transactions

DTV Norwich

In January 2004, Rainbow DBS Company, LLC, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the Federal Communications Commission (“FCC”) to provide multichannel video distribution and data service (“MVDDS”) in 46 metropolitan areas in the United States.  In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 for the acquisition of these licenses (the “DTV Norwich Transaction”).  Under the terms of the promissory note with DTV Norwich, the loan was forgiven when the FCC granted the MVDDS licenses to DTV Norwich on July 27, 2004 and September 23, 2004.

Rainbow DBS also agreed to a put/call option with the other investor in DTV Norwich.  Rainbow DBS had a call option to purchase an additional 41% membership interest in DTV Norwich at an exercise price of $4,230.  Rainbow DBS exercised its call option on October 29, 2004.  Rainbow DBS received FCC approval to acquire the 41% membership interest which gave Rainbow DBS control of this entity.  The other investor has the right, for ten years, to put its remaining 10% interest to Rainbow DBS at fair value to be determined by a process involving independent valuation experts.

Pursuant to FIN No. 46R, Consolidation of Variable Interest Entities, this entity was consolidated with the Company as of the date of the transaction, January 2004, since it does not have sufficient equity to demonstrate that it can finance its activities without additional subordinated financial support.  The acquired licenses were recorded as other intangible assets and were deemed to have indefinite lives.  Since this variable interest entity is not considered a business pursuant to FIN No. 46R, the excess of the fair value of the consideration paid and the newly consolidated non-controlling interest over the fair value of the newly consolidated identifiable assets, of $7,436 net of taxes of $5,384, was recorded as an extraordinary loss.  In connection with the Company’s decision in December 2004 to seek strategic alternatives for the Rainbow DBS business, the Company reduced the carrying value of the acquired licenses to their estimated fair value of $6,113 based on available MVDDS auction value information.

Northcoast Communications

In accordance with the provisions of FIN No. 46R, the assets and liabilities attributable to the Company’s 49.9% interest in Northcoast Communications (a wireless personal communications business) were consolidated and classified as assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2004.  Northcoast Communications’ consolidated net assets consisted primarily of the net assets of its Cleveland PCS subsidiary.  Vendor financing for the Cleveland PCS business consisted of a $75,000 credit facility at Cleveland PCS, LLC.  This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and the Company of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland PCS license.  In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity.  The FCC indebtedness was fully repaid by Cleveland PCS in the second quarter of 2004.  The sale of Cleveland PCS was consummated in July 2004 and the obligations of Cleveland PCS under the vendor financing were satisfied.  The Company did not record any gain or loss in connection with the sale.  The net assets sold in the third quarter of 2004 consisted of the following:

Cash, receivables, inventory, prepaid and other assets	$15,245
Property, equipment and PCS licenses	46,825
Total assets sold	$62,070

Accounts payable and accrued expenses	$15,212
Other liabilities	46,858
Total liabilities sold	$62,070

The Company’s investment in Northcoast Communications was zero at December 31, 2005 and 2004.

2003 Transactions

Purchase of interests in AMC, The Independent Film Channel and WE: Women’s Entertainment

In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% interest in each of AMC, The Independent Film Channel (“IFC”) and WE: Women’s Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library.  The $500,000 purchase price consisted of

$250,000 in cash and a $250,000 note issued by Cablevision and maturing five months after closing, payable in cash or, at Cablevision’s election, shares of Cablevision NY Group Class A common stock.  The $250,000 note required monthly principal payments of $2,500 in cash prior to maturity.  The acquisition was accounted for as a purchase.  The excess of the purchase price over the net book value of the assets acquired of approximately $415,662 was allocated to the specific assets acquired as follows:

	Useful Life

Property and equipment	5 years	$4,994

Amortizable intangible assets
Affiliation agreements	10 years	$327,934
Other intangibles	10 years	74,248
		$402,182
Indefinite-lived intangible assets
Excess costs over fair value of net assets acquired		$8,486

Northcoast Communications

In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash.  Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.  The Company’s share of the proceeds was approximately $651,000.  All of the funds were used by the Company to repay bank debt under the Restricted Group credit facility.

Cablevision Electronics Investments, Inc.

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.  As of December 31, 2003, the Company recorded losses aggregating $8,382, net of taxes, in connection with this transaction.

Purchase of interests in Fox Sports Net Chicago and Fox Sports Net Bay Area

In January 2003, News Corporation exercised a put option relating to interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that News Corporation held outside of Regional Programming Partners.  Regional Programming Partners, which held a 50% interest in each of these businesses, was a 60% owned subsidiary of Rainbow Media Holdings until April 2005 (see Regional Programming Partners Restructuring discussion above).  In March 2003, Rainbow Media Holdings and News Corporation agreed on a $110,000 purchase price for News Corporation’s 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for News Corporation’s 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of a subsidiary of Regional Programming Partners, bearing interest at the prime rate plus 1% and secured by Regional Programming Partners’ 100% interest in Fox Sports Net Bay Area.  The transaction closed in December 2003 and the operating results of the acquired businesses have been consolidated with those of the Company as of the acquisition date.  The acquisition was accounted for as a purchase.  The excess of the purchase price over the net book value of the assets acquired of approximately $77,259 was allocated to the specific assets acquired as follows:

	Useful Life
Amortizable intangible assets
Affiliation agreements	10 years	$47,544
Other intangibles	8-12 years	29,715
		$77,259

NOTE 4.                                                 RESTRUCTURING CHARGES

In December 2001, the Company recorded restructuring charges of $56,442 (including $13,720 for discontinued operations) which included expenses of approximately $21,018 (including $9,403 for discontinued operations) associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately $35,424 (including $4,317 for discontinued operations) associated with facility realignment and other related costs.

In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the consolidation of customer service call centers, and the elimination of certain staff positions.  Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company’s purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal).  In connection with this plan, the Company recorded restructuring charges of $85,965 (including $11,553 for discontinued operations) which included $22,072 (including $3,642 for discontinued operations) associated with the elimination of approximately 3,000 positions, $31,393 (including $7,911 for discontinued operations) associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments.

In 2003, the Company eliminated staff positions and incurred severance costs aggregating $6,111.  In connection with the acquisition of News Corporation’s 50% interest in Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs.

During 2004 and 2005, the Company recorded restructuring charges aggregating $5,742 and $1,128, respectively, associated with the elimination of certain positions in various business units of the Company.

At December 31, 2005, the restructuring liability of $9,364 was classified as a current liability in the consolidated balance sheet.

The following table summarizes the restructuring liability, net of related sublease amounts, at December 31, 2005:

	2001 Plan	2001 Plan	2002 Plan	2002 Plan		2003 Plan	2004 Plan	2005 Plan
	Employee Severance	Facility Realignment and Other Costs	Employee Severance	Facility Realignment and Other Costs		Employee Severance	Employee Severance	Employee Severance

Balance at December 31, 2002	$1,214	$21,578	$5,473	$48,018		$—	$—	$—
Additional charges (credits)	(232)	4,833	1,224	(1,211)		6,111	—	—
Payments	(979)	(7,199)	(6,490)	(7,184)		(3,853)	—	—

Balance at December 31, 2003	3	19,212	207	39,623		2,258	—	—

Additional charges (credits)	—	(5,589)	(68)	(172)		238	5,742	—
Payments	(3)	(7,242)	(139)	(9,218)		(2,418)	(4,409)	—

Balance at December 31, 2004	—	6,381	—	30,233		78	1,333	—
Additional charges (credits)	—	(1,480)	—	(578)		234	263	1,128
Payments	—	(3,114)	—	(28,857	)(a)	(312)	(1,596)	(1,105)

Balance at December 31, 2005	$—	$1,787	$—	$798		$—	$—	$23

(a)                                  In August 2005, the Company made a $25,000 payment to satisfy its required commitment with a supplier associated with the 2002 restructuring plan.

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	Total

Employee severance	$15,108	$19,586	$6,583	$6,005	$1,128	$48,410
Facility realignment and other costs	27,756	54,021	—	—	—	81,777
Cumulative restructuring charges incurred as of December 31, 2005	$42,864	$73,607	$6,583	$6,005	$1,128	$130,187

NOTE 5.                                                 IMPAIRMENT CHARGES

In connection with the Company’s Board of Directors’ decision in December 2004 to suspend pursuing the spin-off of its Rainbow Media Enterprises subsidiary and instead to pursue strategic alternatives for its Rainbow DBS business, the Company performed a review of its assets for recoverability.  The Company recorded an impairment charge of $90,540 included in depreciation and amortization expense relating to long-lived assets and other indefinite-lived intangible assets and a charge of $75,805 included in technical and operating expenses representing the write down of certain film and programming contracts of the VOOM HD Networks within the Rainbow segment.  In addition, the Company recorded an impairment charge of $155,415 reflecting the excess of the carrying value over the estimated fair value of long-term assets and goodwill and other indefinite-lived intangible assets and a charge of $33,052 representing the write-off of equipment inventory and deposits which have been recorded in discontinued operations.  The impairment charges related to film and programming contracts, equipment inventory and deposits are based on net realizable value and the impairment charges related to goodwill, intangible and long-lived assets are based on estimates of fair value, certain of which are subject to change upon final disposition of those assets.

The Company recorded impairment charges of $2,394, included in depreciation and amortization, relating to certain other long-lived assets deemed impaired within its theater operations and Rainbow segment in 2004.

During 2005, the Company recorded impairment charges of approximately $8,258, included in depreciation and amortization, primarily for certain long-lived assets and intangibles within its Rainbow segment and theater operations.

We periodically review the programming usefulness of our feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition based on the programming of the individual programming service.  If we determine that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, we record a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films.

As part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $663, $297 and $17,900 in 2005, 2004 and 2003, respectively.  Such amounts represent the write-off of the carrying value of certain film and programming contracts of the Company’s Rainbow segment and are included in technical and operating expense.

NOTE 6.                DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida (in connection with the Regional Programming Partners restructuring) and the Rainbow DBS satellite distribution business (in connection with the Board of Directors’ authorization to shut down the business), net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  Discontinued operations also includes the operating results and gain (loss) on the transfer of the retail electronics stores in March 2003.  Operating results of discontinued operations for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	Year Ended December 31, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total

Revenues, net	$40,018	$8,776	$—	$48,794

Income (loss) before income taxes	$466,460	$(102,983)	$4,405	$367,882
Income tax benefit (expense)	(192,998)	42,151	(1,802)	(152,649)

Net income (loss) including gain on restructuring of Regional Programming Partners of $266,810, and other gain of $2,618, net of taxes	$273,462	$(60,832)	$2,603	$215,233

For the year ended December 31, 2005, the Company recorded a gain, net of taxes, of approximately $2,521, primarily representing the transfer of the Company’s ownership interest in a subsidiary of PVI to PVI’s minority partner for the minority partner’s remaining ownership interest in PVI.  In addition, the Company recorded a gain, net of taxes, of approximately $97 for the year ended December 31, 2005 that related primarily to a reduction of health and welfare expenses in connection with the transfer of the retail electronics business.

	Year Ended December 31, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total

Revenues, net	$168,085	$14,742	$—	$182,827

Income (loss) before income taxes	$39,054	$(375,345)	$(6,954)	$(343,245)
Income tax benefit (expense)	(16,130)	155,018	5,300	144,188

Net income (loss)	$22,924	$(220,327)	$(1,654)	$(199,057)

For the year ended December 31, 2004, the Company recorded losses, net of taxes, of approximately $1,092, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business.  In addition, the Company recorded losses, net of taxes, of approximately $562 for the year ended December 31, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business.

	Year Ended December 31, 2003
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Retail Electronics	Total

Revenues, net	$153,939	$—	$30,842	$184,781

Income (loss) before income taxes	$31,472	$(45,874)	$(19,468)	$(33,870)
Income tax benefit (expense)	(13,219)	19,268	5,345	11,394

Net income (loss) including loss on the transfer of the retail electronics business of $8,382, net of taxes	$18,253	$(26,606)	$(14,123)	$(22,476)

Rainbow DBS

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.  In addition, Rainbow DBS had FCC licenses to construct, launch and operate five fixed service, Ka-band satellites and had entered into a contract in November 2004 for the construction by Lockheed Martin of these five Ka-band satellites at a cost of $740,000.  Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities.  Rainbow DBS exercised this right on November 21, 2005, and the amount paid to Lockheed Martin in excess of the estimated termination liability is included as a receivable on the Company’s consolidated balance sheet at December 31, 2005.

The Company has incurred significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs in connection with the shut down of the Rainbow DBS satellite distribution business.  These costs, a portion of which is expected to be recognized subsequent to December 31, 2005, are currently estimated to range from $44,400 to $101,400.  In September 2005, Loral Space and Communications Holding Corporation (“Loral”) filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33,000 plus interest, or approximately $47,100 as of December 31, 2005.  The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously.  Accordingly, no provision has been made for such Make Whole Payment in the accompanying consolidated financial statements, and the estimated low range of the shutdown costs has decreased by approximately $44,600 from the September 30, 2005 estimate of $89,000, related primarily to such Make Whole Payment.  The Company recognized costs of approximately $44,400 relating to the shutdown, of which $43,200 have been paid and $1,200 are included in current liabilities in the Company’s consolidated balance sheet at December 31, 2005.  The Company does not expect the shutdown costs to have a material impact on its liquidity position.  Such costs have been and should be more than offset by the proceeds received in November 2005 from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200,000.

Certain assets of the Rainbow DBS satellite distribution business, previously included in the Rainbow DBS segment, have been classified as assets held for sale in the consolidated balance sheets of the Company.  These assets relate to the direct broadcast satellite television business of Rainbow DBS.  The assets associated with the VOOM HD Networks are included in the Company’s Rainbow segment.  The Rainbow DBS assets held for sale consist of the following:

	December 31, 2005	December 31, 2004

Satellite and related assets	$—	$198,549
Equipment and other assets	7,557	19,637
Total assets held for sale	$7,557	$218,186

Fox Sports Net Ohio and Fox Sports Net Florida

As a result of the Regional Programming Partners restructuring in April 2005 discussed above in Note 3, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida, previously included in the Rainbow segment, have been classified in the consolidated balance sheet as of December 31, 2004 as assets and liabilities held for sale and consist of the following:

December 31, 2004

Cash and cash equivalents	$95,337
Accounts receivable, prepaid and other current assets	29,361
Property and equipment, net and other long-term assets	8,153
Intangible assets, net	85,815
Total assets held for sale	$218,666

Accounts payable and accrued expenses	$6,479
Other current liabilities	989
Total liabilities held for sale	$7,468

NOTE 7.                                                 PROPERTY, PLANT AND EQUIPMENT

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and rebuild of, the Company’s hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company’s headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over 12 years based on the estimated life of the plant, and headend facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites.  Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized.  These costs include materials, subcontractor labor, internal labor to connect, provision and provide on-site and remote technical assistance and other related costs associated with the connection activities.  In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized.  The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.  New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively.  The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

Property, plant and equipment (including capital leases) consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2005	2004	Useful Lives

Customer equipment	$1,359,758	$1,145,462	3 to 8 years
Headends and related equipment	578,543	521,698	4 to 15 years
Central office equipment	360,054	364,122	5 to 10 years
Infrastructure	4,391,527	4,199,018	3 to 12 years
Program, service and data processing equipment	1,201,999	1,117,175	2 to 16 years
Microwave equipment	35,139	31,705	2 to 10 years
Construction in progress (including materials and supplies)	63,157	51,494	—
Furniture and fixtures	200,713	158,914	3 to 10 years
Transportation equipment	217,604	214,497	3 to 15 years
Buildings and building improvements	358,140	347,417	10 to 40 years
Leasehold improvements	516,452	496,223	Term of lease
Land	79,985	42,416	—
	9,363,071	8,690,141
Less accumulated depreciation and amortization	5,494,994	4,676,327
	$3,868,077	$4,013,814

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $981,087, $966,291 and $970,377 (including impairments of $2,734 and $14,437 in 2005 and 2004), respectively.

At December 31, 2005 and 2004, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2005	2004

Equipment	$113,766	$128,236
Less accumulated amortization	67,443	64,829
	$46,323	$63,407

NOTE 8.                                                 INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2005 and 2004:

	December 31,		Estimated
	2005	2004	Useful Lives

Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,367	$729,093	4 to 24 years
Broadcast rights and other agreements	86,748	104,400	10 to 11 years
Season ticket holder relationships	75,005	1,881	10 to 15 years
Suite holder contracts and relationships	21,167	—	3 to 11 years
Advertiser relationships	104,071	99,483	7 to 10 years
Other intangibles	87,400	110,708	3 to 25 years
	1,156,758	1,045,565

Accumulated amortization
Affiliation relationships and affiliate agreements	305,677	294,493
Broadcast rights and other agreements	44,075	53,882
Season ticket holder relationships	4,576	442
Suite holder contracts and relationships	2,491	—
Advertiser relationships	31,315	21,282
Other intangibles	29,810	28,693
	417,944	398,792

Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	—
FCC licenses and other intangibles	19,076	7,278
Trademarks	53,880	—
Excess costs over the fair value of net assets acquired	996,338	1,446,294
	1,897,357	2,185,420

Total intangible assets, net	$2,636,171	$2,832,193

Aggregate amortization expense
Years ended December 31, 2005 and 2004 (excluding impairment charges of $5,524 and $78,497, respectively)	$97,693	$93,152

Estimated amortization expense
Year ending December 31, 2006	$94,441
Year ending December 31, 2007	92,983
Year ending December 31, 2008	90,540
Year ending December 31, 2009	84,070
Year ending December 31, 2010	80,924

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2005 and 2004 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2004	$206,971	$1,152,131	$73,634	$13,558	$1,446,294
Adjustments recorded in connection with the Regional Programming Partners restructuring	—	(460,853)	14,026	—	(446,827)
Reclassification as a result of the Regional Programming Partners restructuring	—	32,755	(32,755)	—	—
Impairment loss	—	—	(4,963)	—	(4,963)
Other	—	—	935	899	1,834
Balance as of December 31, 2005	$206,971	$724,033	$50,877	$14,457	$996,338

See Note 3 for a discussion of changes to acquired intangible assets primarily as a result of the Regional Programming Partners restructuring.

NOTE 9.                                                 DEBT

Bank Debt

Restricted Group

As of December 31, 2005, CSC Holdings, Inc. (a wholly-owned subsidiary of Cablevision) had a $2,400,000 revolving credit facility (the “Credit Agreement”) with a group of banks which was due to mature on June 30, 2006.  The facility was guaranteed by certain subsidiaries of CSC Holdings, primarily its cable television operating subsidiaries and its commercial telephone subsidiary (“Restricted Group”).  The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2005 and 2004 was $1,256,000 and $1,889,000, respectively.  As of December 31, 2005, approximately $45,436 was restricted for certain letters of credit issued on behalf of CSC Holdings, Inc.  Interest on outstanding amounts was to be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group’s leverage ratio (as defined in the Credit Agreement).

Undrawn funds under the Credit Agreement amounted to approximately $1,098,564 at December 31, 2005.  The Credit Agreement contains certain financial covenants that may limit the Restricted Group’s ability to utilize all of the undrawn funds thereunder.  The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios, limitations on additional indebtedness and limitations on certain payments, including preferred dividends and dividends on its common stock.  In January 2005, the Company amended the debt to cash flow ratio permitted under the Credit Agreement.  The amended covenant is 6.25 times through June 30, 2005, 5.75 times through December 31, 2005 and 5.50 times thereafter through June 30, 2006.

The weighted average interest rate on all bank borrowings under the Credit Agreement was 5.52% and 3.73% on December 31, 2005 and 2004, respectively.  The Company is also obligated to pay fees ranging from 0.375% to 0.75% per annum on the unused loan commitment and from 0.875% to 2.50% per annum on letters of credit issued under the Credit Agreement.

On February 24, 2006, CSC Holdings, Inc. entered into a replacement bank facility (“New Restricted Group Credit Facility”) which was used to refinance its existing Credit Agreement (see Note 23).  Accordingly, $1,253,440 of the outstanding balance of $1,256,000 under the existing Credit Facility was classified as long-term bank debt in the accompanying balance sheet at December 31, 2005.

Rainbow National Services

In August 2004, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of Rainbow Media Holdings, which owns the common equity interests in the Company’s three national programming services – AMC, WE and IFC, entered into a $950,000 senior secured credit facility ($350,000 of which is a revolving credit facility maturing September 30, 2011 and $600,000 of which is a term loan facility maturing March 31, 2012).  The RNS credit facility is secured by the assets and stock of AMC, WE and IFC and guaranteed by AMC, WE and IFC, Rainbow Programming Holdings, RNS’s direct parent, a wholly-owned indirect subsidiary of Rainbow Media Holdings, and all other direct and indirect subsidiaries of RNS.

The term loan requires quarterly amortization payments of 0.25% ($1,500) beginning June 30, 2005 through March 31, 2011 and 23.50% ($141,000) of the original outstanding balance for each quarter ending June 30, 2011 through March 31, 2012, its maturity date.  The revolving credit facility will be reduced quarterly commencing December 31, 2009 and through September 30, 2010, by $35,000, and for each quarter ending December 31, 2010 through September 30, 2011 by $52,500.  Outstanding borrowings under the term loan were $595,500 as of December 31, 2005, resulting in undrawn revolver commitments of $350,000.

Borrowings under the revolving credit facility bear interest at LIBOR plus a margin based upon the leverage ratio.  Amounts outstanding under the term loan bear interest at LIBOR plus 2.75%.  The weighted average interest rate under the term loan was 7.19% and 5.19% at December 31, 2005 and 2004, respectively.  Financial covenants include (i) a maximum total leverage ratio of total debt to annualized cash flow (as defined) of 6.75 times, through December 31, 2006 with periodic reductions thereafter to 5.00 times as of January 1, 2010, (ii) a maximum senior leverage ratio of senior debt (as defined) to annualized cash flow of 4.75 times, with periodic reductions thereafter to 3.50 times as of January 1, 2009, and (iii) minimum ratios for cash flow to interest expense of 1.75 times and cash flow to debt service of 1.25 times through December 31, 2006 and 1.50 times thereafter (all as defined in the credit agreement).  Additional covenants for RNS include restrictions on distributions, investments, additional indebtedness, and liens.  Permitted investments and distributions for RNS include up to $200,000 annually, with a cumulative limit of $800,000 for general discretionary purposes; and subject to having a maximum ratio of total debt to annualized cash flow of 5.0 times, distributions of up to $300,000 from the proceeds of permitted future debt offerings.

The Company is also obligated to pay fees of 0.5% per annum on the undrawn revolver commitment which is recorded as interest expense.

Rainbow Media Holdings

In December 2003, Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings entered into an $823,000 credit facility consisting of a $200,000 revolving credit facility and a $623,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively.

Loans under the Rainbow Media Holdings credit facility bore interest at the Eurodollar rate plus a margin based upon Rainbow Media Holdings’ leverage ratio.

In August 2004, RNS distributed approximately $704,900 to Rainbow Media Holdings which it used to repay all outstanding amounts under its credit facility and collateralized outstanding letters of credit.  Such proceeds were obtained through the issuance of bank debt and the issuance of senior and senior subordinated notes by RNS.  The Company wrote off approximately $12,694 of unamortized deferred financing costs in connection with the termination of the credit facility in 2004.

Madison Square Garden

Madison Square Garden, L.P., a wholly-owned indirect subsidiary of Rainbow Media Holdings, had a $500,000 revolving credit facility with a group of banks which was to mature on December 31, 2004.  MSG had pledged substantially all of its assets as collateral under the credit facility.  Loans under the MSG credit facility bore interest at either prime rate or a Eurodollar rate plus a margin based upon MSG’s consolidated leverage ratio.  At December 31, 2003, loans outstanding amounted to $110,000, and bore interest at a weighted average rate of 1.93%.  In March 2004, borrowings under the credit facility were repaid in full and the credit facility was terminated with proceeds from a $146,000 equity contribution from its direct parent, Regional Programming Partners.  The Company wrote off approximately $1,187 of unamortized deferred financing costs in connection with the termination of the MSG credit facility.

Senior Notes and Debentures

The following table summarizes the Company’s senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Face	December 31,
Issuer	Issued	Date	Rate	Amount	2005	2004

Cablevision (a)	April 2004	April 2009	Floating	$500,000	$500,000	$500,000
Cablevision (b)	April 2004	April 2012	8.00%	1,000,000	1,000,000	1,000,000
CSC Holdings (b)(d)	April 2004	April 2012	6.75%	500,000	500,000	500,000
CSC Holdings (a)	July 1999	July 2009	8.125%	500,000	499,191	498,958
CSC Holdings (a)	July 1998	July 2008	7.25%	500,000	500,000	500,000
CSC Holdings (a)	July 1998	July 2018	7.625%	500,000	499,689	499,664
CSC Holdings (a)	February 1998	February 2018	7.875%	300,000	297,918	297,746
CSC Holdings (a)	December 1997	December 2007	7.875%	500,000	499,896	499,844
CSC Holdings (a)	August 1997	August 2009	8.125%	400,000	399,544	399,420
CSC Holdings (a)	March 2001	April 2011	7.625%	1,000,000	998,315	997,994
RNS (c)	August 2004	September 2012	8.75%	300,000	298,207	297,938
				$6,000,000	$5,992,760	$5,991,564

(a)                                  These notes are not redeemable by the Company prior to maturity.

(b)                                 The Company may redeem some or all of the notes at any time at a make-whole redemption price calculated by reference to market interest rates for comparable maturity treasury notes plus a spread.

(c)                                  The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.375% of face value at any time on or after September 1, 2008, 102.188% of face value on or after September 1, 2009, and 100% of face value on or after September 1, 2010.  In addition, the Company may redeem up to 35% of the senior notes before September 1, 2007 at a redemption price of 108.75% of the principal amounts, with the net cash proceeds from specified equity offerings (as defined under the terms of the indentures) provided that at least 65% of the aggregate principal amount of the notes remains outstanding immediately subsequent to the redemption.

(d)                                 These notes have not been exchanged as required by the purchase agreement under which the notes were sold and consequently, the interest rate has increased from 6.75% to 7.25% until the exchange is accomplished. Upon exchange, the interest rate would revert to 6.75%.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Senior Subordinated Notes and Debentures

The following table summarizes the Company’s senior subordinated notes and debentures:

		Carrying Amount at
	Principal	December 31,		Redemption (b)
	Amount	2005	2004	Date		Price
RNS
10-3/8% Senior Subordinated				September 1, 2009		105.188%
Notes due 2014,				September 1, 2010		103.458%
issued August 2004 (a)	$500,000	$496,621	$496,231	September 1, 2011		101.729%

CSC Holdings				May 15, 2006		105.250%
10-1/2% Senior Subordinated				May 15, 2007		103.938%
Debentures due 2016,				May 15, 2008		102.625%
issued May 1996	250,000	250,000	250,000	May 15, 2009		101.313%

CSC Holdings
9-7/8% Senior Subordinated
Debentures due 2013,
issued February 1993	200,000	—	—		(c)

CSC Holdings
9-7/8% Senior Subordinated
Debentures due 2023,
issued April 1993	150,000	—	—		(c)

	$1,100,000	$746,621	$746,231

(a)                                  These notes were discounted $3,915 upon original issuance.  The Company may redeem up to 35% of the senior subordinated notes before September 1, 2007 at a redemption price of 110.375% of the principal amounts, with the net cash proceeds from specified equity offerings (as defined under the terms of the indenture) provided that at least 65% of the aggregate principal amount of the notes remains outstanding immediately subsequent to the redemption.

(b)                                 The notes/debentures are redeemable, at the Company’s option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and one year after the last date above at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

(c)                                  In May 2004, the Company redeemed these senior subordinated debentures.  In connection with these redemptions, the Company recognized a loss of $14,325 representing primarily the redemption premiums paid.

The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Debt Covenant Compliance

The Company completed a comprehensive debt covenant compliance review that it announced on December 19, 2005.  The review identified certain technical covenant compliance issues under the Credit Agreement and under the RNS credit facility.  The Company received waivers from the lenders under these agreements and certain technical and clarifying amendments have been made to the RNS credit facility agreement.  The covenant compliance issues under the Credit Agreement necessitated certain waivers under the Company’s agreements covering its monetizations and interest rate swaps, all of which have been obtained.  No fees were paid to the lenders and counterparties in connection with these waivers and amendments.  The Company and its subsidiaries were in compliance with all of their debt agreements and instruments at December 31, 2005.

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2005, including collateralized indebtedness (see Note 10) and capital leases, during the five years subsequent to December 31, 2005, are as follows:

Years Ending December 31,

2006	$900,057
2007	676,894
2008	818,849
2009	1,661,860
2010	261,860

The $1,256,000 of outstanding bank debt as of December 31, 2005 has been reflected in the table above under the payment requirements of the New Restricted Group Credit Facility entered into on February 24, 2006 (see Note 23).

NOTE 10.  COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  At December 31, 2005 and 2004, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $450,000 and a fair value of approximately $10,541, and $4,051, a net liability position, respectively.  These agreements have not been designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below.  These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract’s inception.  As of December 31, 2005 and 2004, the total notional value of such contracts was $613,960 and $1,115,045, respectively and the fair values of such contracts were $26,881 and $47,314, respectively, in a net liability position.  These agreements have not been designated as hedges for accounting purposes.

The changes in the fair value of the Company’s swap agreements and the net realized gains (losses) as a result of net cash interest income (expense) for the years ended December 31, 2005, 2004 and 2003 aggregating approximately $(16,497), $(656) and $10,420, respectively, are reflected in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings.  The Company had monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications Corporation, AT&T, AT&T Wireless, Comcast Corporation, General Electric Company and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  The contracts set a floor and cap on the Company’s participation in the changes in the underlying stock prices and at maturity are expected to offset declines in the fair values of the underlying stock below the hedge price per share, while allowing the Company to retain upside appreciation from the hedge price per share to the cap price.  At maturity, the contracts provide for the option to deliver cash or shares of AT&T, Comcast, Charter Communications, Adelphia Communications, General Electric or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity.

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity derivatives of $296,017 and $371,856, at December 31, 2005 and 2004, respectively, have been reflected in the accompanying consolidated balance sheets and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $135,677, $(132,940) and $(180,125), as of December 31, 2005, 2004 and 2003, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.  For the years ended December 31, 2005, 2004 and 2003, the Company recorded a gain (loss) on investments of $(135,082), $135,649 and $231,836 respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

The following table summarizes the settlement of the Company’s collateralized indebtedness for the year ended December 31, 2005.  The Company’s collateralized indebtedness obligations relating to AT&T Wireless, Charter, Adelphia and AT&T shares were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast shares were settled by delivering the cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares, and, in certain cases, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract.  The terms of the new contracts are similar in all material respects to the contracts that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

	Adelphia	AT&T Wireless	Charter	AT&T	Comcast	Total

Number of shares	1,010,000	7,243,166	1,862,229	4,183,455	7,159,206

Collateralized indebtedness	$(39,935)	$(116,544)	$(42,676)	$(165,036)	$(266,227)	$(630,418)
Prepaid forward contracts	39,834	8,897	39,678	79,502	43,604	211,515
Underlying securities	101	—	2,998	85,534	—	88,633
Restricted cash	—	108,647	—	—	—	108,647
Net cash receipt (payment)	$—	$1,000	$—	$—	$(222,623)	$(221,623)

Proceeds from new monetization contracts	$—	$—	$—	$—	$209,973	$209,973
Proceeds from prepaid interest rate swap contract	—	—	—	—	6,462	6,462
	$—	$—	$—	$—	$216,435	$216,435

At December 31, 2005, the Company had collateralized indebtedness obligations of $857,774 that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.  In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2005, this settlement amount totaled approximately $16,300, which excludes the General Electric monetization which would be favorable.

In October 2004, the Company received $213,647 in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC.  The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt.  As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AT&T Wireless were terminated.  The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars.  The Company recognized a loss on the extinguishment of debt of approximately $6,076 representing the difference between the fair value and the carrying value of the collateralized indebtedness.  At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124,100 by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20,100 and the cash from the merger transaction of $105,000 both of which had been pledged in settlement of the debt.  The Company received the net difference of $1,000 in cash upon settlement in February 2005.

In connection with the issuance of the Series A Preferred Stock to Quadrangle, the Company entered into an agreement with Quadrangle which granted Quadrangle the right to require the Company to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of the Company, at the Company’s option.  The exchange right and the put option were accounted for as a derivative.  The change in the fair value of the exchange right and put option of $31,709 and $38,618 for the years ended December 31, 2004 and 2003, respectively has been reflected as a loss on derivative contracts in the accompanying consolidated statements of operations.  In October 2003, Quadrangle exercised its put option to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock.  The parties entered into an agreement that the put price was $150,328.  The put price was paid in cash by CSC Holdings in August 2004.

NOTE 11.                                          PREFERRED STOCK OF CSC HOLDINGS, INC.

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which granted Quadrangle the right to require the Company to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of the Company, at the Company’s option.  The exchange right and the put option were accounted for as a derivative.

In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock.  The parties entered into an agreement that the put price was $150,328.  The put price was paid in cash by CSC Holdings in August 2004.

In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the “Series L Preferred Stock”), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the “Series M Preferred Stock”) in August 1996 with terms identical to the Series L Preferred Stock.  The depositary shares were exchangeable, in whole but not in part, at the option of CSC Holdings, for CSC Holdings’ 11-1/8% Senior Subordinated Debentures due 2008.  CSC Holdings was required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends.  The Series M Preferred Stock was redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption.  Before April 1, 2001, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.  On and after April 1, 2001, dividends were payable in cash.  CSC Holdings paid cash dividends on the Series M Preferred Stock of approximately $42,882 and $123,500 in 2004 and 2003, respectively.

In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the “Series H Preferred Stock”) with an aggregate liquidation preference of $100 per share.  CSC Holdings was required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon.  The Series H Preferred Stock was redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption.  Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.  On and after October 1, 2000, dividends were payable in cash.  The terms of the Series H Preferred Stock permitted CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings’ 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock.  CSC

Holdings paid cash dividends on the Series H Preferred Stock of approximately $17,712 and $51,016 in 2004 and 2003, respectively.

In May 2004, CSC Holdings redeemed all of its Series H Preferred Stock and its Series M Preferred Stock.  In connection with the redemptions, the Company recognized a loss of $58,170 representing the redemption premiums paid.  In addition, the Company wrote off $5,080 of unamortized deferred financing costs in connection with these redemptions.

In connection with the implementation of Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on July 1, 2003, the carrying value of CSC Holdings’ Series H and Series M Preferred Stock of $434,181 and $1,110,113, respectively, was classified as a liability.  In addition, beginning July 1, 2003, dividends have been classified as interest expense, increasing interest expense by $87,258 for the year ended December 31, 2003.  Prior to July 1, 2003, preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 12.                                          INCOME TAXES

The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2005	2004	2003
Current expense:
Federal	$—	$93	$—
State	9,493	6,669	6,772
	9,493	6,762	6,772
Deferred expense (benefit):
Federal	(61,166)	(79,959)	(38,869)
State	(27,728)	(121,611)	58,513
	(88,894)	(201,570)	19,644

Income tax expense (benefit)	$(79,401)	$(194,808)	$26,416

The income tax expense (benefit) attributable to continuing operations for 2005, 2004 and 2003 exclude deferred federal and state tax benefits of $4,107, $813 and $1,165, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.

The income tax expense attributable to discontinued operations was classified as deferred income tax expense for all periods presented (see Note 6).

The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2005	2004	2003

Federal tax benefit at statutory federal rate	$(70,117)	$(232,542)	$(86,921)
State income taxes, net of federal benefit	(12,748)	(24,688)	(15,397)
Changes in the valuation allowance	6,459	14,036	27,988
State rate change, net of federal benefit	(6,701)	(21,615)	23,231
Nondeductible expense relating to Series A Preferred Stock	—	11,098	13,517
Nondeductible preferred stock dividends	—	21,208	62,831
Redemption premium on Series H and Series M Preferred Stock	—	20,360	—
Nondeductible expenses	12,678	10,606	6,094
Other	(8,972)	6,729	(4,927)
Income tax expense (benefit)	$(79,401)	$(194,808)	$26,416

At December 31, 2005, the Company had consolidated net operating loss carry forwards of approximately $3,191,626 expiring on various dates through 2025.

The Company’s net operating loss carry forwards expire as follows:

2007	$18,022
2008	111,830
2009	137,011
2010	142,821
2011	151,008
2012	72,442
2018	102,156
2019	539,105
2020	146,614
2021	366,844
2022	233,633
2023	501,437
2024	618,706
2025	49,997
$3,191,626

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred Tax Asset (Liability)
Current
Benefits of tax loss carry forwards	$137,034	$—
Benefit plans	7,598	26,354
Allowance for doubtful accounts	3,878	5,911
Reserve for restructuring	3,833	15,962
Other assets	1,671	19,159
Other liabilities	71,680	60,883
Deferred tax asset	225,694	128,269
Valuation allowance	(6,423)	(3,741)
Net deferred tax asset, current	219,271	124,528

Investments	(208,388)	—
Deferred tax liability, current	(208,388)	—

Net deferred tax asset, current	10,883	124,528

Noncurrent
Benefits of tax loss carry forwards	1,161,860	1,274,601
Benefit plans	63,319	32,473
Other	8,472	5,568
Deferred tax asset	1,233,651	1,312,642
Valuation allowance	(35,107)	(38,283)
Net deferred tax asset, noncurrent	1,198,544	1,274,359

Fixed assets and intangibles	(517,201)	(537,807)
Investments	(73,718)	(383,390)
Partnership investments	(557,571)	(336,113)
Other assets	(2,785)	—
Deferred tax liability, noncurrent	(1,151,275)	(1,257,310)

Net deferred tax asset, noncurrent	47,269	17,049

Total net deferred tax asset	$58,152	$141,577

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carry forwards and deductible temporary differences and tax planning strategies.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded.  In 2005, 2004 and 2003, the Company recorded increases in the valuation allowance of $6,459, $14,036 and $27,988, respectively, relating to certain state net operating loss carry forwards.  During 2005, certain state net operating loss carry forwards expired prior to utilization.  The deferred tax asset corresponding to the expired net operating loss carry forwards had been fully offset by a valuation allowance.  The deferred tax asset and valuation allowance were both reduced by $6,953.

NOTE 13.                                          OPERATING LEASES

The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027.  The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs.  Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $79,539, $77,041 and $80,722, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company’s pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $12,325, $13,607 and $13,225, respectively.

MSG operates Radio City Music Hall under a long-term lease.  Under the terms of the lease agreement, MSG is required to meet certain net worth, cash flow, and building utilization requirements.  In the event MSG were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

The minimum future annual rentals for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years, including pole rentals from January 1, 2006 through December 31, 2010, and thereafter, at rates now in force are as follows:

2006	$89,112
2007	84,951
2008	79,423
2009	76,240
2010	71,394
Thereafter	419,597

NOTE 14.                                          AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

The following table reflects the Company’s effective ownership percentages and balances of equity method investments as of December 31, 2005 and 2004:

	Ownership Percentages		Investment Balances
	December 31,
	2005	2004	2005	2004

Fox Sports Net New England (a)	50.0%	30.0%	$39,463	$20,538
National Advertising Partners (a)	—	50.0	—	6,760
PVI Virtual Media Services LLC (b)	100.0	60.0	—	—
Northcoast Communications (c)	49.9	49.9	—	—
Other (d)	—	—	—	2
Investment in affiliates			39,463	27,300

National Sports Partners (a)	—	50.0	—	(59,913)
Deficit investment in affiliates			—	(59,913)

Net investment in affiliates			$39,463	$(32,613)

(a)                                  See Note 3 for a discussion of the Regional Programming Partners restructuring which impacted our ownership interest in these entities.

(b)                                 PVI Virtual Media Services LLC was consolidated in the second quarter of 2004 pursuant to FIN No. 46R and the ownership interest not owned by the Company was purchased in 2005.

(c)                                  Northcoast Communications was consolidated in the first quarter of 2004 pursuant to FIN No. 46R.

(d)                                 In November 2004, the Company sold its interest in New York Metro, LLC and recorded a gain on sale of approximately $2,232.

The Company’s share of the net income (loss) of these affiliates for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Years Ended December 31,
	2005	2004	2003

Fox Sports Net New England	$6,712	$6,200	$3,215
Fox Sports Net Bay Area (a)	—	—	6,142
Fox Sports Net Chicago (a)	—	—	5,026
National Sports Partners (b)	(3,379)	(19,731)	(21,728)
National Advertising Partners (b)	(47)	1,992	3,339
Northcoast Communications	—	—	434,550
PVI Virtual Media Services LLC (c)	—	(1,668)	(801)
New York Metro, LLC	—	216	(11)
Other		—	—
	$3,286	$(12,991)	$429,732

(a)                                  Operating results of Fox Sports Net Bay Area and Fox Sports Net Chicago have been consolidated with those of the Company since December 2003 (see Note 3).

(b)                                 See Note 3 for a discussion of the Regional Programming Partners restructuring which impacted our ownership interest in these entities.

(c)                                  PVI Virtual Media Services LLC was consolidated in the second quarter of 2004, pursuant to FIN No. 46R.

The following table includes certain unaudited financial information for equity method investments:

	December 31,
	2005	2004
	(unaudited)

Total assets	$67,391	$133,364
Total liabilities*	12,049	69,307

*                                         Includes amounts due to the Company from affiliates referred to below.

Aggregate amounts due from and due to these affiliates at December 31, 2005 and 2004 are summarized below:

	December 31,
	2005	2004

Advances to affiliates	$—	$345
Accounts payable to affiliates	1,428	852

The Company provides certain transmission and production services to certain of these affiliates.  For the years ended December 31, 2005, 2004 and 2003, approximately $1,608, $1,502 and $3,633, respectively, of revenues were earned from services provided to these entities.  Costs incurred by the Company for programming, entertainment and advertising services provided by these affiliates and included in operating expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $3,509, $16,186 and $9,082, respectively.

Northcoast Communications

In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, to participate in the auctions conducted by the FCC for certain licenses to conduct a personal communications service (“PCS”) business.  The Company holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights.  In accordance with the provisions of FIN No. 46R, the assets and liabilities attributable to the Company’s 49.9% interest in Northcoast Communications were consolidated as of March 31, 2004.  Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company’s Chairman and Chief Executive Officer, respectively.

In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash.  Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.  The Company’s share of the proceeds was approximately $651,000.  All of the funds were used by the Company to repay bank debt under the Restricted Group credit facility.

Vendor financing for Northcoast Communications’ Cleveland operation consisted of a $75,000 credit facility at its Cleveland PCS, LLC subsidiary.  This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland license.  In July 2004, Northcoast Communications sold its Cleveland PCS business to an unaffiliated entity.  As of

December 31, 2004, both the FCC indebtedness and the obligations of Cleveland PCS under the vendor financing were satisfied.  The Company did not record any gain or loss in connection with the sale.

Other Affiliates and Related Parties

During 2005, 2004 and 2003, the Company provided services to or incurred costs on behalf of other affiliates.  These costs are reimbursed to the Company.  Aggregate amounts due from and due to these affiliates at December 31, 2005 and 2004 are summarized below:

	December 31,
	2005	2004

Advances to affiliates	$70	$963
Accounts payable to affiliates	39	17

In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a private company formed by two of the Company’s Class B shareholders, Charles F. Dolan and Thomas C. Dolan, had planned to acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the agreement with EchoStar (see Note 3).  The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS satellite distribution operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  In accordance with the March 2005 Agreement, Charles F. Dolan deposited $15,000 with the Company to fund any expenditures above those contemplated in the shutdown budget, net of March revenue earned.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown effective April 30, 2005 and the Board of Directors confirmed such shutdown decision at a meeting on April 7, 2005.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements of $8,663 was returned to him prior to December 31, 2005.  Cash of $6,337 deposited by Charles F. Dolan which was used to fund the incremental costs less March 2005 revenue earned related to the Rainbow DBS satellite distribution business, net of the related discounted income tax benefit to the Company, has been recorded as a deemed net equity contribution.

Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the “Indians”) are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games.  The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company’s Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company’s Chief Executive Officer, and Marianne Dolan Weber and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan and a trust whose discretionary beneficiaries include Brian Sweeney, son-in-law of Charles F. Dolan, brother-in-law of James L. Dolan, and a director.  Management control of the Indians is held by Lawrence Dolan.  See Note 3 for the discussion on the Regional Programming Partners restructuring in April 2005.

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

The Company uses a December 31 measurement date for the Retirement Plan.

Components of the net periodic pension cost for the Retirement Plan for the years ended December 31, 2005, 2004 and 2003, are as follows:

	2005	2004	2003

Service cost	$25,170	$24,916	$22,949
Interest cost	6,185	5,071	4,097
Expected return on plan assets	(8,046)	(6,078)	(4,206)
Net periodic pension cost	$23,309	$23,909	$22,840

The funded status and the amounts recorded on the Company’s consolidated balance sheets for the Retirement Plan at December 31, 2005 and 2004, are as follows:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$109,414	$83,672
Service cost	25,170	24,916
Interest cost	6,185	5,071
Actuarial loss	956	949
Benefits paid	(7,908)	(5,194)
Benefit obligation at end of year	133,817	109,414

Change in plan assets:
Fair value of plan assets at beginning of year	92,002	65,207
Actual return on plan assets	6,757	5,136
Employer contributions	25,752	26,853
Benefits paid	(7,908)	(5,194)
Fair value of plan assets at end of year	116,603	92,002

Funded status	(17,214)	(17,412)
Unrecognized net actuarial loss	4,670	2,425
Accrued benefit cost	$(12,544)	$(14,987)

Weighted-average assumptions used to determine net periodic cost for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation levels	4.25%	4.25%	4.5%

Historically, the discount rate used by the Company was based upon published yields for high quality fixed income investments from Moody’s and Merrill Lynch.  In 2005, we determined the discount rate (based on the expected duration of the benefit payments for this pension plan) by referring to applicable bond yields (such as Moody’s Aaa-Baa Corporate Bonds) and the Buck Consultants’ Discount Rate Model

(which is developed by examining the yields on selected highly rate corporate bonds), to select a rate at which we believe the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine benefit obligations at December 31, 2005 and 2004 are as follows:

	2005	2004

Discount rate	5.75%	6.00%
Rate of increase in future compensation levels	4.00%	4.25%

The weighted average asset allocation of the Company’s Retirement Plan at December 31, 2005 and 2004 was as follows:

	Plan Assets at December 31,
	2005	2004
Asset Category:

Equity securities	57%	52%
Fixed income securities	34	29
Other	9	19
	100%	100%

The Retirement Plan’s investment objective is to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Retirement Plan.  This allows the Retirement Plan to subject a portion of its assets to increased risk to generate a greater rate of return.  The Retirement Plan addresses diversification by the use of investment portfolios whose underlying investments are in domestic and international equity securities and domestic fixed income securities.  The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the Retirement Plan as they become payable.

The Company currently expects to contribute the minimum required contribution of $6,788 to the Retirement Plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2006	$11,843
2007	13,653
2008	14,876
2009	16,467
2010	17,023
2011-2015	105,855

The Company also maintains 401(k) savings plans as well as a non-qualified excess 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined.  The Company also makes matching cash contributions for a portion of employee contributions to both the 401(k) savings plans and excess 401(k) savings plan.  The cost associated with these plans was approximately $13,555, $13,321 and $12,938 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also maintains a non-contributory non-qualified excess cash balance plan covering certain Company employees who participate in the Retirement Plan.  Net periodic pension cost for this plan was $1,566, $1,557 and $1,508 for the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005 and 2004, the projected obligation was $5,515 and $4,657, respectively.

The Company maintains the CSC Supplemental Benefit Plan (the “Supplemental Plan”) for the benefit of certain officers and employees of the Company.  As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant’s average compensation, as defined.  All participants are 100% vested in the Supplemental Plan.  Net periodic pension cost was $259, $337 and $671 for the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005 and 2004, the projected benefit obligation was $3,589 and $9,352, respectively.

Madison Square Garden also sponsors a non-contributory pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation and is funded through a trust established under the MSG Plan.  Madison Square Garden uses a December 31 measurement date for the MSG Plan.  Components of the net periodic pension cost for the MSG Plan for the years ended December 31, 2005, 2004 and 2003, are as follows:

	2005	2004	2003

Service cost	$3,038	$3,312	$2,785
Interest cost	3,249	3,087	2,636
Expected return on plan assets	(2,626)	(2,183)	(1,836)
Recognized loss	—	48	—
Net periodic pension cost	$3,661	$4,264	$3,585

The funded status and the amounts recorded on the Company’s consolidated balance sheets for the MSG Plan at December 31, 2005 and 2004, are as follows:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$57,906	$48,211
Service cost	3,038	3,312
Interest cost	3,249	3,087
Actuarial loss	5,004	4,195
Benefits paid	(1,119)	(899)
Benefit obligation at end of year	68,078	57,906

Change in plan assets:
Fair value of plan assets at beginning of year	31,779	27,293
Actual return on plan assets	1,108	2,346
Employer contributions	7,532	3,040
Benefits paid	(1,119)	(899)
Fair value of plan assets at end of year	39,300	31,780

Funded status	(28,778)	(26,126)
Unrecognized net actuarial loss	12,145	8,110
Accrued benefit cost	$(16,633)	$(18,016)

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Rate of return on plan assets	8.00%	8.00%	8.00%
Rate of increase in future compensation levels	3.00%	3.00%	3.00%

Historically, the discount rate used by the MSG Plan was based upon published yields for high quality fixed income investments from Moody’s and Merrill Lynch.  In 2005, we determined the discount rate (based on the expected duration of the benefit payments for this pension plan) by referring to applicable bond yields (such as Moody’s Aaa-Baa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which we believe the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine benefit obligations at December 31, 2005 and 2004 are as follows:

	2005	2004

Discount rate	5.75%	6.00%
Rate of increase in future compensation levels	4.00%	3.00%

The weighted average asset allocation of the MSG Plan at December 31, 2005 and 2004 was as follows:

	Plan Assets at December 31,
	2005	2004
Asset Category:

Equity securities	61%	57%
Fixed income securities	31	23
Other	8	20
	100%	100%

The MSG Plan’s investment objective is to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the MSG Plan.  This requires the MSG Plan to subject a portion of its assets to increased risk to generate a greater rate of return.  The MSG Plan addresses diversification by the use of investment portfolios whose underlying investments are in domestic and international equity securities and domestic fixed income securities.  The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the MSG Plan as they become payable.

The Company is currently not required to make a minimum contribution to the MSG Plan in 2006, however it expects to make a discretionary contribution of $3,825 to reduce future contribution requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the MSG Plan:

2006	$1,346
2007	1,428
2008	1,587
2009	1,712
2010	1,910
2011-2015	13,248

MSG sponsors additional non-contributory pension plans covering certain of its union employees.  Benefits payable to retirees under these plans are based upon years of service and, for one plan, participants’ compensation, and are funded through trusts established under the plans.  Plan assets are invested primarily in equity and fixed income securities.  At December 31, 2005 and 2004, the accrued benefit liability amounted to $1,627 and $1,592, respectively, and for the years ended December 31, 2005, 2004 and 2003, net periodic pension cost amounted to $499, $513 and $539, respectively.

In addition, MSG contributes to various multiemployer pension plans.  Contributions made to these multiemployer plans for the years ended December 31, 2005, 2004 and 2003 amounted to $5,846, $5,516 and $3,178, respectively.

In addition, MSG maintains a nonfunded, nonqualified defined benefit pension plan for the benefit of certain employees of MSG who participate in the underlying qualified plan.  This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s compensation.  Net periodic pension cost for this plan was $1,664, $1,318 and $2,053 for the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005 and 2004, the projected obligation was $16,996 and $12,253, respectively.

MSG also sponsors a contributory welfare plan which provides certain postretirement health care benefits to certain of its employees hired prior to January 1, 2001 and their dependents.  The welfare plan is insured through a managed care provider and

MSG funds these benefits with premium payments.  For the years ended December 31, 2005, 2004 and 2003, the periodic postretirement benefit cost amounted to $637, $545 and $429, respectively, and as of December 31, 2005 and 2004, the accrued benefit liability amounted to $7,147 and $7,128, respectively.

NOTE 16.                                          EQUITY AND LONG-TERM INCENTIVE PLANS

Equity Plans

The Company has an Employee Stock Plan (the “1985 Stock Plan”) under which the Company was authorized to issue a maximum of 14,000,000 shares.  As of December 31, 2005, there are no longer any stock based awards outstanding under the 1985 Stock Plan.

The Company also has an Employee Stock Plan (the “Employee Stock Plan”), under which the Company is authorized to issue a maximum of 39,941,045 shares of CNYG common stock.  As of December 31, 2005, 18,199,875 shares of CNYG common stock were available for future grant under the Employee Stock Plan.  Under the Employee Stock Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted shares, stock appreciation rights, and bonus awards.  The exercise price of stock options can not be less than the fair market value per share of Class A common stock on the date the option is granted and the options expire no later than ten years from date of grant (or up to one additional year in the case of the death of a holder of nonqualified options) Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.  Under the Employee Stock Plan, the Compensation Committee has the authority, in its discretion, to add performance criteria as a condition to any employee’s exercise of an award granted under the Employee Stock Plan.  Options and stock appreciation rights granted in 2005, 2004 and 2003 typically vest in 33-1/3 annual increments beginning one year from the date of grant.  Restricted shares granted under the Employee Stock Plan in 2005, 2004 and 2003 generally were typically subject to four year cliff vesting.  Performance options granted under the Employee Stock Plan in 2005 were typically subject to approximately three year or two year cliff vesting, with exercisability subject to performance criteria.

In January 2003, the Company offered employees the right to exchange stock options and stock appreciation rights outstanding under the Employee Stock Plan, which had an exercise price of $20.00 or more, for restricted shares.  Employees who accepted the offer received one restricted share for every two common shares issuable upon exercise of his or her options and one restricted share for every three common shares subject to his or her stock appreciation rights.  Compensation expense relating to the restricted shares is recognized over the four-year vesting period, equal to the excess of the restricted shares’ value on the grant date of $17.54 per share over the par value amount paid for the shares of $0.01 per share.  Pursuant to the offer, a total of 8,722,278 options and 6,236,850 stock appreciation rights were exchanged for a total of 6,440,831 restricted shares.  Through December 31, 2005, options not exchanged pursuant to the offer are subject to variable accounting until exercised or forfeited.

The Company also has a Non-Employee Director Plan (the “Non-Employee Director Plan”), under which the Company is authorized to issue a maximum of 757,912 shares of common stock.  Under the Non-Employee Director Plan, the Company is able to grant stock options, restricted stock units or stock grants at an exercise price equal to the fair value of the shares on the date of the option grant.  As of December 31, 2005, 177,637 shares of common stock were available for future grant under the Non-Employee Director Plan.

As a result of restricted share awards, certain stock option awards, and stock appreciation rights, the Company recorded expense for continuing operations, reflecting vesting schedules for applicable grants as well as fluctuations in the market price of the underlying stock in the amount of $26,699, $34,314 and $42,450 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock transactions under the 1985 Stock Plan, the Employee Stock Plan and the Non-Employee Director Plan are as follows:

	Shares Under Option
	Time	Performance	Stock
	Vesting	Vesting	Appreciation	Restricted	Option
	Options	Options	Rights	Shares	Price Range

Balance, December 31, 2002	17,352,961	—	11,337,430	—	$1.77 - $65.34
Options exchanged for restricted shares	(8,722,278)	—	(6,236,850)	6,440,831	$20.87 - $65.34
Granted	918,596	—	46,763	1,375,742	$18.15 - $53.35
Exercised/issued	(318,224)	—	(273,561)	—	$1.77 - $20.87
Cancelled	(1,457,552)	—	(1,118,517)	(523,291)	$1.77 - $63.63

Balance, December 31, 2003	7,773,503	—	3,755,265	7,293,282	$1.77 - $63.63
Granted	1,661,000	—	891,000	325,065	$18.05 - $21.77
Exercised/issued	(705,960)	—	(343,585)	—	$17.38 - $27.03
Vesting of restricted shares	—	—	—	(385,278)
Cancelled	(552,751)	—	(1,287,939)	(885,918)	$3.08 - $63.63

Balance, December 31, 2004	8,175,792	—	3,014,741	6,347,151	$1.77 - $63.63
Granted	2,477,444	809,000	—	472,072	$25.51 - $25.77
Exercised/issued	(941,817)	—	(466,233)		$1.77 - $23.59
Vesting of restricted shares	—	—	—	(44,209)
Cancelled	(308,989)	—	(168,060)	(187,034)	$3.08 - $63.63

Balance, December 31, 2005	9,402,430	809,000	2,380,448	6,587,980	$1.77 - $63.63

The following table summarizes significant ranges of outstanding and exercisable stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.77 - $8.17	1,005,446	1.5	$5.09	1,005,446	$5.09
$8.18 - $16.34	1,302,372	3.7	$14.31	1,302,372	$14.31
$16.35 - $21.00	3,743,510	6.7	$19.26	2,438,743	$18.82
$21.01 - $32.68	3,537,569	9.4	$25.32	449,044	$24.27
$32.69 - $40.85	155,617	6.1	$36.00	155,617	$36.00
$40.86 - $57.19	362,866	4.4	$53.62	362,866	$53.62
$57.20 - $63.63	104,050	3.9	$58.99	104,050	$58.99
	10,211,430	6.6	$21.22	5,818,138	$19.21

Long-Term Incentive Plan

Pursuant to the Company’s Long-Term Incentive Plan, certain executives have been granted cash awards, some of which are performance based, that vest over varying periods and are typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under the Plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provide that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $1,017, $1,353 and $1,732, respectively for the years ended December 31, 2005, 2004 and 2003.  As of December 31, 2005 and 2004, $26,850 and $27,270, respectively, was outstanding in respect of advances made pursuant to this plan.  In connection with the Long-Term Incentive Plan, the Company has recorded expense of $39,579, $12,632 and $19,541 for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, in 2003, the Company granted certain management employees cash awards that vested in July 2005 when the Company reached certain performance goals.  Such awards were amortized ratably over the period in which the Company was expected to achieve these goals, and accordingly recorded expense of $2,380, $18,868 and $16,492 in respect of this award in 2005, 2004 and 2003, respectively.

NOTE 17.                                          CONTRACTUAL OBLIGATIONS

Future cash payments required under unconditional purchase obligations pursuant to contracts entered into by the Company in the normal course of business, are as follows as of December 31, 2005:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (1)	$2,315,575	$504,148	$408,742	$307,563	$1,095,122
Guarantees (2)	16,195	16,195	—	—	—
Letters of credit (3)	45,736	45,736	—	—	—

Total	$2,377,506	$566,079	$408,742	$307,563	$1,095,122

Contractual obligations reflected on the balance sheet:
Purchase obligations (4)	174,593	88,763	65,394	6,466	13,970

Total	$2,552,099	$654,842	$474,136	$314,029	$1,109,092

(1)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden and other regional sports networks with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that we have with our professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(2)                      Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of Charter Communications, General Electric, and Comcast Communications common stock.  Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates.  Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company’s accompanying consolidated balance sheet.

(3)                      Consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(4)                      Consist principally of amounts earned under employment agreements that we have with our professional sports teams’ personnel.  Other long-term obligations also include deferred carriage payments.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association (“NBA”) for luxury tax payments.

The future cash payments reflected above also do not include the Company’s agreements with EchoStar Communications Corporation relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM HD Networks high-definition television programming service.  EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks programming service, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year up to a maximum of $500,000 in the aggregate (which $100,000 annual amount may be reduced to no less than $38,000 per year, to the extent that the number of offered channels is less than 21) on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.  On the fifth or eighth anniversary of the effective date of the agreement, the termination of the Affiliation Agreement by EchoStar  or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in Rainbow HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the agreement, or the second anniversary date of the termination of the Affiliation Agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in Rainbow HD Holdings at fair value.

Many of the Company’s franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements.  The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

NOTE 18.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

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

Dolan Family Group Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan family group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  On October 24, 2005, the Company received a letter from the Dolan family group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend.  On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan family group. On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board is expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  The amended complaint seeks, among other things, to enjoin the payment of the special dividend proposed by the Dolan family group.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty.  The action is brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors.  The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against the Company as a result of the alleged breaches.

The plaintiff in a patent infringement case pending in the U.S. District Court for the Eastern District of New York, Rates Technology Inc. v. Cablevision Systems Corp., has requested permission from the court to file a supplemental complaint alleging that the special dividend would constitute a fraudulent conveyance and seeking to enjoin payment of any such dividend.  The underlying patent infringement complaint, filed in July 2005, alleges that the Company’s Optimum Voice products infringe two patents owned by the plaintiff.  The Company believes that the plaintiff’s patent infringement claims as well as its proposed fraudulent conveyance claims are without merit and intends to contest the lawsuit vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM HD Networks of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint related to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleged:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company filed a motion to dismiss all claims asserted in the complaint.  On October 17, 2005, the court issued a decision granting the motion to dismiss with respect to Cablevision’s alleged “public misrepresentations” and denying that motion in all other respects.  On February 27, 2006, the parties filed a stipulation of dismissal of all claims and counter-claims in the case.  Neither party has admitted any fault or assumed any liability.

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

NOTE 19.              DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accounts Payable to Affiliates and Accrued Liabilities.

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

Derivative contracts are carried on the accompanying consolidated balance sheets at fair value based on dealer quotes.

Investment Securities and Investment Securities Pledged as Collateral

Marketable securities are carried on the accompanying consolidated balance sheets at their fair value based upon quoted market prices.

Bank Debt, Collateralized Indebtedness, Notes Payable, Senior Notes and Debentures and Senior Subordinated Notes and Debentures

The fair values of each of the Company’s debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap Agreements

Interest rate swap agreements are carried on the accompanying consolidated balance sheets at fair value based on valuations provided by a derivative valuation system using current market interest rate data.  These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates.

The fair value of the Company’s debt instruments are summarized as follows:

	December 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$1,851,500	$1,851,500
Collateralized indebtedness	1,170,126	1,171,731
Senior notes and debentures	5,992,760	5,888,636
Senior subordinated notes and debentures	746,621	819,982
Notes payable	15,905	15,778
	$9,776,912	$9,747,627

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	5,991,564	6,374,401
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000
	$10,931,109	$11,433,458

The Company currently consolidates a 60% majority-owned interest in a limited-life partnership.  The estimated liquidation value of the 40% minority interest is approximately $106,000 and $114,000 as of December 31, 2005 and 2004, respectively, compared to the carrying value of such minority interest of $53,820 and $53,470, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 20.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.  Beginning in the first quarter of 2005, the VOOM HD Networks have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment which has been discontinued.  Prior period segment information has been reported on a comparable basis.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), stock plan income or expense and restructuring charges or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s business segments is set forth below.

	Years Ended December 31,
	2005	2004	2003
Revenues, net from continuing operations
Telecommunications Services	$3,606,765	$3,123,956	$2,715,298
Rainbow	828,994	923,894	610,417
Madison Square Garden	804,395	778,754	771,986
All Other (a)	85,385	86,765	84,447
Intersegment eliminations	(149,628)	(163,332)	(158,939)
	$5,175,911	$4,750,037	$4,023,209

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media, which was consolidated in the second quarter of 2004 in accordance with FIN No. 46.  In May 2005, Cablevision exchanged its 60% interest in PVI Latin America for the 40% interest in the rest of PVI that it did not already own.

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Years Ended December 31,
	2005	2004	2003
Intersegment revenues
Telecommunications Services	$2,420	$7,123	$5,197
Rainbow	48,547	62,650	50,105
Madison Square Garden	98,661	93,559	103,637
	$149,628	$163,332	$158,939

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2005	2004	2003
Adjusted operating cash flow from continuing operations (unaudited)
Telecommunications Services	$1,412,199	$1,226,790	$1,046,158
Rainbow	157,863	95,522	56,145
Madison Square Garden	120,440	170,057	67,626
All Other (b)	(77,494)	(67,411)	(47,485)
	$1,613,008	$1,424,958	$1,122,444

	Years Ended December 31,
	2005	2004	2003
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(843,177)	$(786,485)	$(780,671)
Rainbow	(114,090)	(213,161)	(91,520)
Madison Square Garden	(62,834)	(45,445)	(52,273)
All Other (c)	(64,203)	(92,849)	(118,386)
	$(1,084,304)	$(1,137,940)	$(1,042,850)

	Years Ended December 31,
	2005	2004	2003
Stock expense included in continuing operations
Telecommunications Services	$(14,009)	$(16,478)	$(22,529)
Rainbow	(6,488)	(7,905)	(10,498)
Madison Square Garden	(3,990)	(3,441)	(7,119)
All Other (c)	(2,212)	(6,490)	(2,304)
	$(26,699)	$(34,314)	$(42,450)

	Years Ended December 31,
	2005	2004	2003
Restructuring credits (charges) included in continuing operations
Telecommunications Services	$(295)	$(736)	$(2,923)
Rainbow	(104)	(909)	48
Madison Square Garden	(366)	(4,146)	(3,735)
All Other (c)	1,198	5,640	(4,115)
	$433	$(151)	$(10,725)

	Years Ended December 31,
	2005	2004	2003
Operating income (loss) from continuing operations
Telecommunications Services	$554,718	$423,091	$240,035
Rainbow	37,181	(126,453)	(45,825)
Madison Square Garden	53,250	117,025	4,499
All Other (b)	(142,711)	(161,110)	(172,290)
	$502,438	$252,553	$26,419

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Years Ended December 31,
	2005	2004	2003
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$645,149	$413,663	$198,709
Other operating loss (b)	(142,711)	(161,110)	(172,290)
Operating income	502,438	252,553	26,419

Items excluded from operating income (loss):
Interest expense	(764,513)	(721,008)	(615,668)
Interest income	17,002	8,568	10,899
Equity in net income (loss) of affiliates	3,286	(12,991)	429,732
Gain (loss) on sale of programming and affiliate interests, net	64,968	2,232	(13,644)
Gain (loss) on investments, net	(138,312)	134,598	235,857
Write-off of deferred financing costs	—	(18,961)	(388)
Gain (loss) on derivative contracts, net	119,180	(165,305)	(208,323)
Loss on extinguishment of debt	—	(78,571)	—
Minority interests	(5,034)	(65,568)	(116,950)
Miscellaneous, net	651	46	3,719
Loss from continuing operations before income taxes	$(200,334)	$(664,407)	$(248,347)

(b)                     Includes the operating results of Clearview Cinemas, PVI Virtual Media and unallocated corporate general and administrative costs.  It also includes costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

(c)                      Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, certain corporate expenses/credits and certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

	December 31,
	2005	2004
Assets
Telecommunications Services	$4,567,827	$4,575,985
Rainbow	2,576,044	3,078,389
Madison Square Garden	1,893,525	1,821,500
Corporate, other and intersegment eliminations	799,556	1,491,796
Assets held for sale	7,557	436,852
	$9,844,509	$11,404,522

	Years Ended December 31,
	2005	2004	2003
Capital Expenditures
Telecommunications Services	$695,327	$621,480	$775,441
Rainbow	29,063	44,313	44,106
Madison Square Garden	20,993	12,153	6,578
Corporate and other	23,909	19,568	5,962
	$769,292	$697,514	$832,087

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

NOTE 21.              INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2005 and 2004:

2005:	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total 2005

Revenues, net	$1,213,198	$1,231,967	$1,243,201	$1,487,545	$5,175,911
Operating expenses	(1,138,299)	(1,124,390)	(1,136,021)	(1,274,763)	(4,673,473)
Operating income	$74,899	$107,577	$107,180	$212,782	$502,438

Income (loss) from continuing operations	$(88,889)	$(18,088)	$(63,307)	$49,351	$(120,933)
Income (loss) from discontinued operations	(30,046)	240,109	427	4,743	215,233
Income (loss) before extraordinary item	(118,935)	222,021	(62,880)	54,094	94,300
Extraordinary loss on investment, net of taxes	—	—	—	—	—
Net income (loss)	$(118,935)	$222,021	$(62,880)	$54,094	$94,300

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.31)	$(0.06)	$(0.22)	$0.18	$(0.43)
Income (loss) from discontinued operations	$(0.10)	$0.83	$—	$0.02	$0.76
Net income (loss)	$(0.41)	$0.77	$(0.22)	$0.19	$0.33

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.31)	$(0.06)	$(0.22)	$0.17	$(0.43)
Income (loss) from discontinued operations	$(0.10)	$0.83	$—	$0.02	$0.76
Net income (loss)	$(0.41)	$0.77	$(0.22)	$0.19	$0.33

2004:	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total 2004

Revenues, net	$1,146,570	$1,163,582	$1,117,485	$1,322,400	$4,750,037
Operating expenses	(1,141,571)	(965,373)	(1,017,987)	(1,372,553)	(4,497,484)
Operating income (loss)	$4,999	$198,209	$99,498	$(50,153)	$252,553

Loss from continuing operations	$(100,447)	$(155,688)	$(42,245)	$(171,219)	$(469,599)
Loss from discontinued operations	(12,097)	(31,423)	(20,930)	(134,607)	(199,057)
Loss before extraordinary item	(112,544)	(187,111)	(63,175)	(305,826)	(668,656)
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	(7,436)
Net loss	$(119,980)	$(187,111)	$(63,175)	$(305,826)	$(676,092)

Loss per share:
Basic and diluted loss from continuing operations	$(0.35)	$(0.54)	$(0.15)	$(0.60)	$(1.64)
Basic and diluted loss from discontinued operations	$(0.04)	$(0.11)	$(0.07)	$(0.47)	$(0.69)
Basic and diluted net loss	$(0.42)	$(0.65)	$(0.22)	$(1.06)	$(2.36)

First quarter 2004 results include an extraordinary loss on investment, net of tax of $7,436 or $(0.03) per share (see Note 3).

NOTE 22.              OTHER MATTERS

In the second quarter of 2004, Madison Square Garden received $54,052 in cash in connection with the New York Mets’ notice of termination of their broadcast rights agreement with Madison Square Garden.  The termination of the rights agreement was effective at the end of the 2005 baseball season.  As a result of the termination notice, the Company recorded a reversal of a purchase accounting liability of $41,788 related to this broadcast rights agreement.  These items have been reflected as other operating income in the Company’s 2004 consolidated statement of operations.

On July 29, 2005, the National Basketball Association (“NBA”) and the National Basketball Players Association entered into a new 6-year Collective Bargaining Agreement (“NBA CBA”) with the NBA’s option to extend it to 7 years.  Among other changes, the new NBA CBA changed the way luxury tax on player salaries is calculated.  Under the expired NBA CBA, if the relationship of league-wide player salaries to defined league-wide basketball related income (“BRI”) exceeded a specified percentage, teams whose salaries exceeded this specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new NBA CBA, teams pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league-wide player salaries to BRI.  While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35,000 for the 2003-2004 season.  Based on the new NBA CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season (the amount was estimated to be approximately $35,000 at December 31, 2005).  In the third quarter of 2005, Madison Square Garden accrued $12,900 in luxury tax for a player who had previously been waived but whose salary for the

2005-2006 and 2006-2007 seasons will nevertheless be subject to luxury tax under the new NBA CBA.  When the season began, in the fourth quarter of 2005, Madison Square Garden began accruing its estimated luxury tax for its other players for the 2005-2006 season.

Effective September 16, 2004 the National Hockey League (“NHL”) commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players’ Association (“NHL Players’ Association”).  The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004-2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement (“NHL CBA”) ending the lockout.  The NHL Players’ Association has the right to terminate the NHL CBA after 4 years or extend it to 7 years.  The new NHL CBA includes an automatic 24% salary reduction for existing player contracts and establishes a team salary cap for each season based on a percentage of hockey-related revenues.  The team salary cap for the 2005-2006 season is approximately $39,000.  The new NHL CBA also provides for a revenue sharing system by which the top ten teams in terms of gross preseason and regular season revenue (as defined in the NHL CBA), will be required to contribute to a fund which will be distributed to other teams under certain circumstances.  The Company currently expects that its NHL team will be one of the top ten revenue teams in the NHL in 2005/06 and will be required to contribute approximately $4,400 to the revenue sharing fund.

In October 2004, Fox Sports Net Chicago’s agreements with two major suppliers of distribution rights to certain live sporting events were terminated.  Fox Sports Net Chicago expects to continue its operations with other sports programming content.  Fox Sports Net Chicago’s revenues have declined substantially as a result of the termination by two of its significant customers that declined to carry Fox Sports Net Chicago without these distribution rights agreements and due to an ongoing affiliation agreement dispute with a cable operator who has stopped making payments.

On September 29, 2005, AMC and Time Warner Entertainment, L.P. settled existing litigation whereby the Company simultaneously entered into 11 separate agreements with Time Warner.  These agreements included amendments and enhancements to existing affiliation agreements for some of the Company’s programming services and new affiliation agreements and new distribution for other programming services of the Company.  The amendments included a long-term extension of Time Warner’s affiliation agreement with AMC with rate and positioning terms that are favorable to AMC.  Because of the long-term benefits to the Company from the extension and enhancement of the AMC agreement, substantially all of the required payments ($74,000 is payable to Time Warner over the 2005-2007 period) attributable to AMC have been capitalized as deferred carriage fees and will be amortized as a reduction to revenue over the remaining 13 year life of the extended AMC agreement.

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro rata distribution to all Company stockholders of Rainbow Media Holdings.  The Company’s Board of Directors appointed a special transaction committee of independent directors to review the proposal.  The special transaction committee retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal to acquire the outstanding, publicly-held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  In this letter, the Dolan Family Group also recommended that the Company’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all stockholders.

On October 31, 2005, Cablevision’s Board of Directors authorized management to take all steps that would be necessary to implement a $3 billion special dividend payable pro rata to all stockholders subject to (i) satisfying applicable legal standards, (ii) obtaining the necessary financing on terms and conditions acceptable to the Board, (iii) establishment by the Board of the record date, payment date and final dividend declaration of the special dividend in accordance with applicable New York Stock Exchange requirements, and (iv) final Board approval after completion of its ongoing analysis of the proposed dividend.

In December 2005, the Company announced that during the course of preparing for the financing of its proposed special dividend, it ascertained that there were certain technical covenant violations under the Company’s existing bank credit agreement and certain possible technical covenant violations under other debt instruments.  The Company immediately began a comprehensive covenant compliance review, including seeking waivers under its bank credit agreement and seeking waivers under its other debt instruments, if required.  As a result of these matters on December 18, 2005, the Company’s Board of Directors decided not to proceed with the proposed special dividend or an announced senior note offering.

On January 31, 2006, the Company completed the comprehensive debt covenant compliance review discussed above.  See Note 9.

The Company’s Board of Directors is expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  There can be no assurance that the Board will decide to move forward with a special dividend or as to the size or timing of any dividend.  If the Board of Directors of Cablevision declares a special dividend, all of the funds to pay that dividend will have to be raised from new bank borrowings and/or issuance of new debt securities.

NOTE 23.              SUBSEQUENT EVENTS

On February 24, 2006, CSC Holdings entered into a $2,400,000 replacement bank facility (“New Restricted Group Credit Facility”) which was used to refinance its existing Credit Agreement in its entirety. The three components of the New Restricted Group Credit Facility are direct obligations of CSC Holdings, are guaranteed by most Restricted Group subsidiaries and are secured by the pledge of the stock of the substantial majority of Restricted Group subsidiaries. Each of the revolving credit facility and the two term loans mature in February 2012. The $1,000,000 revolver has no interim amortization while the $1,000,000  term A-1 loan has amortization payments of 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year. The $400,000 term A-2 loan is subject to quarterly amortization payments totaling 1% each year. Principal financial covenants include (i) maximum total leverage of 7.50 times cash flow through September 30, 2006 stepping down to 7.25 times in the event the Company pays a special dividend to Cablevision or 6.25 times in the event no special dividend is made with, in each case, subsequent stepdowns over the life of the facility and (ii) minimum ratios for cash flow to interest expense and cash flow to debt service expense. These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds. Additional covenants include limitations on liens and the issuance of additional indebtedness. There are generally no restrictions on investments that the Restricted Group may make, provided it is not in default. The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200,000) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 times through September 30, 2006 and 6.0 times thereafter. The $200,000 limitation does not apply to restricted payments used by CSC Holdings to make scheduled payments of principal or interest on its indebtedness.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

CSC Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CSC Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CSC Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CSC Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, CSC Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.  Our report dated March 1, 2006 refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003.

/s/ KPMG LLP

Melville, New York
March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

CSC Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSC Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
March 1, 2006

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS

Current Assets:

Cash and cash equivalents	$394,969	$771,479
Restricted cash	8,454	144,444
Accounts receivable, trade (less allowance for doubtful accounts of $18,807 and $16,312)	421,950	378,936
Notes and other receivables	74,141	121,821
Investment securities	647	3,819
Prepaid expenses and other current assets	98,921	82,027
Feature film inventory, net	108,607	107,860
Deferred tax asset	58,181	124,528
Advances to affiliates	121,128	6,890
Investment securities pledged as collateral	723,476	327,180
Derivative contracts	268,539	193,682
Assets held for sale	7,557	124,698
Total current assets	2,286,570	2,387,364

Property, plant and equipment, net of accumulated depreciation of $5,494,994 and $4,676,327	3,868,077	4,013,814
Investments in affiliates	39,463	27,300
Investment securities pledged as collateral	199,430	819,441
Notes and other receivables	42,987	46,892
Derivative contracts	109,207	290,686
Other assets	83,801	72,230
Long-term feature film inventory, net	378,502	350,472
Deferred carriage fees, net	188,135	108,233
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $349,752 and $348,375	519,363	485,118
Other intangible assets, net of accumulated amortization of $68,192 and $50,417	388,622	168,933
Excess costs over fair value of net assets acquired	996,338	1,446,294
Deferred financing and other costs, net of accumulated amortization of $77,014 and $60,697	97,285	103,719
Assets held for sale	—	312,154
	$9,929,628	$11,364,498

See accompanying notes to

consolidated financial statements

	2005	2004
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$373,362	$345,178
Accrued liabilities
Interest	149,083	146,606
Employee related costs	288,751	281,550
Other accrued expenses	479,096	450,923
Accounts payable to affiliates	1,467	869
Deferred revenue	140,723	122,297
Feature film and contract obligations	112,817	106,503
Liabilities under derivative contracts	101,580	12,775
Current portion of bank debt	8,560	5,387
Current portion of collateralized indebtedness	857,774	617,476
Current portion of capital lease obligations	8,586	11,581
Notes payable	8,438	—
Liabilities held for sale	—	7,468
Total current liabilities	2,530,237	2,108,613

Feature film and contract obligations	351,673	358,209
Deferred revenue	16,219	13,648
Deferred tax liability	87,739	19,668
Liabilities under derivative contracts	17,571	151,102
Other long-term liabilities	361,018	263,819
Bank debt, long-term	1,842,940	2,484,500
Collateralized indebtedness	312,352	935,951
Senior notes and debentures	4,492,760	4,491,564
Senior subordinated notes and debentures	746,621	746,231
Notes payable	7,467	150,000
Capital lease obligations	51,201	59,982
Deficit investment in affiliates	—	59,913
Minority interests	55,190	685,877
Total liabilities	10,872,988	12,529,077

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,529,987 and 6,429,987 shares issued	95	64
Paid-in capital	2,327,216	2,274,294
Accumulated deficit	(3,267,109)	(3,435,002)
	(939,798)	(1,160,644)
Accumulated other comprehensive loss	(3,562)	(3,935)

Total stockholder’s deficiency	(943,360)	(1,164,579)
	$9,929,628	$11,364,498

See accompanying notes to

consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003

Revenues, net	$5,175,911	$4,750,037	$4,023,209

Operating expenses:

Technical and operating (excluding depreciation, amortization and impairments shown below)	2,297,037	2,262,694	1,864,579
Selling, general and administrative	1,292,565	1,192,457	1,083,394
Other operating income	—	(95,758)	(4,758)
Restructuring charges (credits)	(433)	151	10,725
Depreciation and amortization (including impairments)	1,084,304	1,137,940	1,042,850
	4,673,473	4,497,484	3,996,790

Operating income	502,438	252,553	26,419

Other income (expense):
Interest expense	(640,015)	(635,960)	(615,668)
Interest income	16,913	8,568	14,689
Equity in net income (loss) of affiliates	3,286	(12,991)	429,732
Gain (loss) on sale of programming and affiliate interests, net	64,968	2,232	(13,644)
Gain (loss) on investments, net	(138,312)	134,598	235,857
Write-off of deferred financing costs	—	(18,961)	(388)
Gain (loss) on derivative contracts, net	119,180	(165,305)	(208,323)
Loss on extinguishment of debt	—	(78,571)	—
Minority interests	(5,034)	(65,568)	(24,690)
Miscellaneous, net	828	46	3,719
	(578,186)	(831,912)	(178,716)
Loss from continuing operations before income taxes and dividend requirements	(75,748)	(579,359)	(152,297)
Income tax benefit (expense)	28,408	159,683	(28,008)
Loss from continuing operations before dividend requirements	(47,340)	(419,676)	(180,305)

Dividend requirements applicable to preferred stock	—	—	(92,260)

Loss from continuing operations	(47,340)	(419,676)	(272,565)

Income (loss) from discontinued operations, net of taxes (including net gain primarily from the Regional Programming Partners restructuring of $269,428 in 2005 and a net loss of $8,382 on the sale of the retail electronics business in 2003)	215,233	(199,057)	(22,476)

Income (loss) applicable to common shareholder before extraordinary item	167,893	(618,733)	(295,041)
Extraordinary loss on investment, net of taxes	—	(7,436)	—
Net income (loss) applicable to common shareholder	$167,893	$(626,169)	$(295,041)

See accompanying notes

to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2002	$50	$740,493	$(2,513,792)	$(1,790)	$(1,775,039)

Net loss	—	—	(202,781)	—	(202,781)
Minimum pension liability adjustment, net of taxes	—	—	—	838	838
Comprehensive loss					(201,943)
Tax benefit related to stock options	—	1,165	—	—	1,165
Preferred dividend requirements	—	—	(92,260)	—	(92,260)
Net contributions from Cablevision	3	63,070	—	—	63,073
Issuance of Cablevision restricted stock to employees	—	25,073	—	—	25,073

Balance at December 31, 2003	53	829,801	(2,808,833)	(952)	(1,979,931)
Net loss	—	—	(626,169)	—	(626,169)
Minimum pension liability adjustment, net of taxes	—	—	—	(2,792)	(2,792)
Foreign currency translation, net of taxes	—	—	—	(191)	(191)
Comprehensive loss					(629,152)
Tax benefit related to stock options	—	813	—	—	813
Net contributions from Cablevision	11	1,413,220	—	—	1,413,231
Issuance of Cablevision restricted stock to employees	—	30,460	—	—	30,460

Balance at December 31, 2004	64	2,274,294	(3,435,002)	(3,935)	(1,164,579)
Net income	—	—	167,893	—	167,893
Minimum pension liability adjustment, net of taxes	—	—	—	182	182
Foreign currency translation, net of taxes	—	—	—	191	191
Comprehensive income					168,266
Tax benefit related to stock options	—	4,107	—	—	4,107
Employee and non-employee director stock transactions	—	32,112	—	—	32,112
Gain on issuance of member’s interest by subsidiary, net	—	10,397	—	—	10,397
Contribution from shareholder	—	6,337	—	—	6,337
Net contributions from Cablevision	31	(31)	—	—	—

Balance at December 31, 2005	$95	$2,327,216	$(3,267,109)	$(3,562)	$(943,360)

See accompanying notes

to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:

Loss from continuing operations before dividend requirements	$(47,340)	$(419,676)	$(180,305)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,084,304	1,137,940	1,042,850
Non-cash other operating income	—	(41,788)	—
Equity in net (income) loss of affiliates	(3,286)	12,991	(429,732)
Minority interests	5,034	65,568	24,690
Loss (gain) on sale of cable assets and programming interests, net	(64,968)	(2,232)	13,644
Loss (gain) on investments, net	138,312	(134,598)	(235,857)
Write-off of deferred financing costs	—	18,961	388
Loss (gain) on derivative contracts, net	(156,082)	149,911	178,499
Loss on extinguishment of debt	—	3,987	—
Stock based compensation expense	28,922	30,460	25,073
Deferred income tax	(37,901)	(166,445)	21,236
Amortization and write-off of feature film inventory	113,926	192,682	94,806
Amortization of deferred financing, discounts on indebtedness and other deferred costs	80,664	110,459	89,787
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable trade	(44,010)	(36,564)	(28,429)
Notes and other receivables	11,435	(20,763)	(9,878)
Note receivable from affiliate	—	12,877	5,123
Inventory, prepaid expenses and other assets	(11,159)	5,259	(30,268)
Advances to affiliates	(114,253)	2,834	81,056
Feature film inventory	(142,703)	(258,371)	(191,723)
Other deferred costs	(99,203)	(17,690)	(6,235)
Accounts payable	30,606	11,915	(108,713)
Accrued liabilities	86,143	(6,851)	32,663
Feature film and contract obligations	(222)	129,777	88,101
Deferred revenue	23,909	943	2,918
Deferred carriage payable	45,371	4,782	(5,268)
Minority interests	243	(947)	(11,060)

Net cash provided by operating activities	927,742	785,421	463,366

Cash flows from investing activities:
Capital expenditures	(769,292)	(697,514)	(832,087)
Payments for acquisitions, net of cash acquired	(4,231)	(84,738)	(179,728)
Proceeds from sale of equipment, net of costs of disposal	5,407	(194)	5,906
Decrease (increase) in investments in affiliates, net	(420)	32,664	443,391
Proceeds from sale of investment	—	2,029	—
Decrease (increase) in investment securities and other investments	164	61	3,150
Decrease (increase) in restricted cash	27,342	(35,797)	—
Additions to other intangible assets	(12,886)	(8,826)	(1,881)

Net cash used in investing activities	$(753,916)	$(792,315)	$(561,249)

See accompanying notes

to consolidated financial statements.

	2005	2004	2003
Cash flows from financing activities:

Proceeds from bank debt	$554,614	$3,342,095	$2,328,180
Repayment of bank debt	(1,192,614)	(3,209,247)	(2,056,908)
Redemption of senior subordinated notes	—	(350,000)	—
Issuance of senior notes	—	1,293,922	—
Proceeds from collateralized indebtedness	210,973	125,100	330,728
Repayment of collateralized indebtedness	(222,623)	(121,239)	—
Payments on capital lease obligations and other debt	(11,956)	(16,245)	(16,745)
Repayment of note payable	—	—	(250,000)
Issuance of preferred stock	—	—	75,000
Dividends applicable to preferred stock	—	—	(87,259)
Redemption of preferred stock	—	(1,694,622)	—
Capital contribution from Cablevision	—	1,413,231	63,073
Proceeds from derivate contracts	6,462	—	—
Deemed net capital contribution from shareholder	6,337	—	—
Additions to deferred financing and other costs	(70)	(37,970)	(14,829)
Distributions to minority partners	(9,659)	(1,748)	—

Net cash provided by (used in) financing activities	(658,536)	743,277	371,240

Effect of exchange rate changes on cash and cash equivalents	191	(191)	—
Net increase (decrease) in cash and cash equivalents from continuing operations	(484,519)	736,192	273,357

Cash flows of discontinued operations (Revised - See Note 1):
Net cash used in operating activities	(67,502)	(111,522)	(5,835)
Net cash provided by (used in) investing activities	80,174	(84,816)	(56,777)
Net cash used in financing activities	—	—	(9,723)
Net change in cash classified in assets held for sale	95,337	1,624	(48,462)
Net effect of discontinued operations on cash and cash equivalents	108,009	(194,714)	(120,797)

Cash and cash equivalents at beginning of year	771,479	230,001	77,441

Cash and cash equivalents at end of year	$394,969	$771,479	$230,001

See accompanying notes

to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and certain variable interest entities pursuant to FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities.  All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company recognizes video, high-speed data, Voice over Internet Protocol, and telephony revenues as the services are provided to subscribers.  Installation revenue for our video, consumer high-speed data and Voice over Internet Protocol services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  The Company classifies amounts billed to its customers for local franchise and regulatory fees as a component of revenue.

Our programming businesses recognize affiliate fees from cable and satellite providers as the programming is provided.  Advertising revenues are recognized when commercials are telecast.  In some situations, our programming businesses guarantee certain viewer ratings for their programming.  For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized by providing additional advertising time.

Revenues derived from other sources are recognized when services are provided or events occur.

Technical and Operating Expenses

Costs of revenue related to sales of services are classified as “technical and operating” expenses in the accompanying statements of operations.

Programming Costs

The Company’s cable television business included in the Telecommunications Services segment has received, or may receive, incentives from programming distributors for carriage of the distributors’ programming.  The Company recognizes these incentives as a reduction of programming costs in technical and operating expense, generally over the term of the programming agreement.

Programming Rights

Rights acquired to broadcast various professional sports teams’ events and programming for exhibition on the Company’s networks, are expensed over the contract or license period.  Estimated future revenues are reviewed regularly and write-downs to net realizable value are made as required.  Estimates of total gross revenues can change due to a variety of factors, including the level of advertising rates and subscriber fees.  Accordingly, revenue estimates are reviewed periodically and amortization is adjusted as necessary.

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun.  Costs are amortized to technical and operating expense on the straight-line basis over the respective license periods.  The Company periodically reviews the programming usefulness of feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition based on the programming of the individual programming service.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recorded.

Advertising Expenses

Advertising costs are charged to expense when incurred.  Advertising costs amounted to $204,037, $196,841 and $180,046 for the years ended December 31, 2005, 2004 and 2003, respectively.

Restricted Cash

Restricted cash at December 31, 2005 includes approximately $8,500 of cash required by certain operating agreements and cash collateralized letters of credit for the Madison Square Garden (“MSG”) segment.  Restricted cash at December 31, 2004 included approximately (i) $21,000 of cash collateralized letters of credit entered into by the Rainbow segment for certain programming and operating lease commitments that were released during 2005, (ii) $14,800 of cash required by certain operating agreements, cash collateralized letters of credit and an escrow account required by the National Hockey League (which was released in 2005) entered into by the MSG segment, and (iii) $108,600 received in exchange for shares the Company owned of AT&T Wireless (“AWE”) common stock, representing the $15 share price paid in consideration of the merger between AWE and Cingular Wireless LLC.  The $108,600 of restricted cash was used to settle the outstanding collateralized indebtedness relating to these shares in January 2005.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectibility of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

The Company’s interests in less than majority-owned entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method.  Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investees’ net income or losses, additional contributions made and distributions received and amortization of basis differences.  The Company recognizes a loss if it is determined that an other than temporary decline in the value of the investment exists.

Long-Lived and Indefinite-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ useful lives and reported with depreciation and amortization (including impairments) in the consolidated statements of operations.

Intangible assets established in connection with acquisitions consist of affiliate agreements and affiliation relationships, broadcast rights and other agreements (primarily cable television system programming agreements), season ticket holder relationships, suite holder contracts and relationships, advertising relationships, other intangibles and excess costs over fair value of net assets acquired.  These intangible assets are amortized on a straight-line basis.  Excess costs over fair value of net assets acquired (“goodwill”) and the value of franchises, trademarks and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

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

The Company evaluates the recoverability of its goodwill and indefinite-lived intangible assets annually or more frequently whenever events or circumstances indicate that the asset may be impaired.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill which would be recognized in a business combination.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Satellite Development Costs

In 2001, Rainbow DBS entered into a contract for the construction of a satellite with Lockheed Martin Corporation.  The contract provided for scheduled payments over a period extending through 2003, as well as cancellation penalties if the contract was terminated before the satellite was launched.  As of December 31, 2003, payments made under the terms of the contract totaled approximately $255,300.  In connection with the construction of this satellite, the Company capitalized interest of $7,692 for the year ended December 31, 2003.  This satellite was launched in July 2003, therefore no interest was capitalized since that date.

Rainbow DBS entered into a satellite procurement contract covering five Ka-band satellites with Lockheed Martin in November 2004.  The construction cost under the contract was approximately $740,000, subject to certain adjustments.  Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities.  Rainbow DBS exercised this right on November 21, 2005, and amounts paid to Lockheed Martin in excess of the estimated termination liability is included as a receivable in the accompanying consolidated balance sheet at December 31, 2005.

See Note 5 for a discussion of impairment charges relating to the Rainbow DBS segment.

Feature Film Obligations

Amounts payable subsequent to December 31, 2005 related to the license of feature film inventory are as follows:

Years Ending December 31,

2006	$112,191
2007	94,752
2008	70,163
2009	51,247
2010	38,032
Thereafter	97,479

See Note 5 for a discussion of the Company’s review of the programming usefulness of our feature film inventory and impairment charges recorded in 2005, 2004 and 2003.

Deferred Carriage Fees

Deferred carriage fees represent amounts paid or payable to cable system and/or satellite operators to guarantee carriage of certain programming services and are amortized as a reduction to revenue over the period of the related guarantee (1 to 15 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense using the straight-line method over the life of the related debt.

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are not presented since the Company is a wholly-owned subsidiary of Cablevision.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  In addition, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida (prior to April 2005) and certain assets of the Rainbow DBS satellite distribution business for all periods presented have been classified in the consolidated balance sheets as assets and liabilities held for sale.  The operating results and cash flows of these businesses have been classified as discontinued operations in the consolidated statements of operations and cash flows, respectively for all periods presented.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During 2005, 2004 and 2003, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2005	2004	2003
Non-Cash Investing and Financing Activities:
Capital lease obligations	$180	$2,952	$10,003
Asset retirement obligations	10,870	—	—
Preferred stock dividends	—	—	5,001
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	604,080	—	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contracts	116,544	—	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	247,647	—	—
Redemption of collateralized indebtedness with related prepaid forward contracts	43,604	—	—
Rights payments offset with repayment of a note receivable	40,000	—	—
Note payable issued in connection with the purchase of the 20% minority interest in AMC, The Independent Film Channel and WE: Women’s Entertainment	—	—	250,000
Note payable issued in connection with the purchase of the 50% interests in Fox Sports Net Chicago and Fox Sports Net Bay Area	—	—	150,000
Notes payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	152,907	—	—
Redemption of collateralized indebtedness associated with AT&T Wireless shares with restricted cash, net of related forward contract	—	105,000	—
Receipt of restricted cash for AT&T Wireless shares	—	213,647	—

Supplemental Data:
Cash interest paid – continuing operations	$581,132	$580,249	$498,583
Cash interest paid – discontinued operations	85	314	533
Income taxes paid (refunded), net – continuing operations	(4,005)	6,952	7,790
Income taxes paid (refunded), net – discontinued operations	18	(539)	532

In addition, at December 31, the Company has revised its consolidated statements of cash flows for the years ended December 31, 2004 and 2003 to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“Statement No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended.  Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Services.  The Company had one customer that accounted for approximately 11% of the Company’s consolidated net trade receivable balances at December 31, 2004, which exposes the Company to a concentration of credit risk.  Although this customer exceeded 10% of the Company’s consolidated net trade receivables at December 31, 2004, the Company does not have a single external customer which represents 10% or more of its consolidated net revenues for the years ended December 31, 2005, 2004 and 2003.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R, Share-Based Payment.  Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting

Bulletin No. 107 regarding the SEC’s interpretation of Statement No. 123R and the valuation of share-based payments for public companies.

Cablevision will adopt Statement No. 123R on January 1, 2006, using the modified prospective application.  The modified prospective application requires that compensation expense be recorded for the unvested portion of the restricted share awards, stock option awards and stock appreciation rights outstanding at December 31, 2005, over the remaining service periods related to such awards.  Cablevision will continue using the Black-Scholes valuation model in determining the fair value of share-based payments.  In accordance with the pro forma disclosure requirements of Statement No. 123, Cablevision recognized the majority of the share-based compensation costs using the accelerated recognition method.  Subsequent to January 1, 2006, Cablevision will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method and will recognize the cost for new share-based awards on a straight-line basis over the requisite service period.  Cablevision has not quantified the impact of adopting Statement No. 123R.  See Note 16 for additional information about Cablevision’s share-based compensation plans.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  EITF No. 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity.  The provisions of EITF No. 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and had no impact on the Company’s financial position or results of operations for the year ended December 31, 2005.  The provisions of EITF No. 04-5 are effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF No. 04-5 will not have any impact on the Company’s financial position or results of operations upon adoption.

NOTE 2.                                                 ACCOUNTING RELATED INVESTIGATIONS

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

NOTE 3.                TRANSACTIONS

2005 Transactions

CSC Holdings Stock

In December 2005, CSC Holdings issued 3.1 million shares of common stock, $0.01 par value, to Cablevision in consideration for certain cable systems that Cablevision had acquired and were assigned to CSC Holdings in 1999. The issuance was approved at the time of the assignment but the shares were not issued and delivered until December 2005.

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

National Sports Partners and National Advertising Partners were owned 50% by the Company and 50% by News Corporation. As a result of the restructuring, the Company no longer owns any interest in National Sports Partners, National Advertising Partners, Fox Sports Net Ohio or Fox Sports Net Florida.

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

The Company has accounted for this exchange in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring. The Company recorded a gain in discontinued operations of $266,810, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida. The Company recorded a gain in continuing operations of $66,558 in connection with the transfer of National Sports Partners and National Advertising Partners. In addition, the excess of the net book value of the assets acquired over the purchase price of approximately $94,320 was allocated to specific assets and liabilities based on fair values as follows:

	Useful Life

Land and development rights	Indefinite	$37,573
Property and equipment, net	2 to 27.5 years	12,396
Amortizable intangible assets:
Affiliate agreements	4 years	17,951
Affiliation relationships	24 years	85,824
Advertiser relationships	7 years	6,004
Season ticket holder relationships	12 to 15 years	73,124
Suite holder contracts and relationships	3 to 11 years	21,167
Indefinite-lived intangible assets:
Trademarks		53,880
Sports franchises		96,215
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		9,399
Unfavorable contracts		(47,000)
Net step-down to historical carrying values		$(94,320)

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, net income (loss), loss per share from continuing operations and net income (loss) per share of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2005 and 2004, are as follows:

	Years Ended December 31,
	2005	2004
Revenues	$5,175,911	$4,750,037

Loss from continuing operations	$(57,195)	$(444,207)

Net income (loss)	$158,038	$(650,700)

Agreements with EchoStar

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high-definition television programming service. This transaction closed in November 2005. Under those arrangements, EchoStar was initially distributing a portion of the VOOM HD Networks programming service and, beginning in 2006, began carrying 15 of the channels (10 were available at December 31, 2005) included in the programming service. In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year up to a maximum of $500,000 in the aggregate (which $100,000 annual amount may be reduced to no less than $38,000 per year, to the extent that the number of offered channels is less than 21) on its service offerings, EchoStar may terminate the affiliation agreement. The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future. The agreements resulted in a non-monetary exchange whereby the Company provided EchoStar a 20% interest in Rainbow HD Holdings in exchange for deferred carriage fees. Accordingly, the Company recorded deferred carriage fees for the fair value of the 20% interest in Rainbow HD Holdings, LLC surrendered of $18,101, which resulted in a gain on the issuance of member’s interest by a subsidiary of $10,397 (net of transaction costs of $295 and taxes of $7,409). Since Rainbow HD Holdings LLC is a start-up company, the gain was recorded as an increase to paid-in capital.

2004 Transactions

DTV Norwich

In January 2004, Rainbow DBS Company, LLC, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the Federal Communications Commission (“FCC”) to provide multichannel video distribution and data service (“MVDDS”) in 46 metropolitan areas in the United States. In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 for the acquisition of these licenses (the “DTV Norwich Transaction”). Under the terms of the promissory note with DTV Norwich, the loan was forgiven when the FCC granted the MVDDS licenses to DTV Norwich on July 27, 2004 and September 23, 2004.

Rainbow DBS also agreed to a put/call option with the other investor in DTV Norwich. Rainbow DBS had a call option to purchase an additional 41% membership interest in DTV Norwich at an exercise price of $4,230. Rainbow DBS exercised its call option on October 29, 2004. Rainbow DBS received FCC approval to acquire the 41% membership interest which gave Rainbow DBS control of this entity. The other investor has the right, for ten years, to put its remaining 10% interest to Rainbow DBS at fair value to be determined by a process involving independent valuation experts.

Pursuant to FIN No. 46R, Consolidation of Variable Interest Entities, this entity was consolidated with the Company as of the date of the transaction, January 2004, since it does not have sufficient equity to demonstrate that it can finance its activities without additional subordinated financial support. The acquired licenses were recorded as other intangible assets and were deemed to have indefinite lives. Since this variable interest entity is not considered a business pursuant to FIN No. 46R, the excess of the fair value of the consideration paid and the newly consolidated non-controlling interest over the fair value of the newly consolidated identifiable assets, of $7,436 net of taxes of $5,384, was recorded as an extraordinary loss. In connection with the Company’s decision in December 2004 to seek strategic alternatives for the Rainbow DBS business, the Company reduced the carrying value of the acquired licenses to their estimated fair value of $6,113 based on available MVDDS auction value information.

Northcoast Communications

In accordance with the provisions of FIN No. 46R, the assets and liabilities attributable to the Company’s 49.9% interest in Northcoast Communications (a wireless personal communications business) were consolidated and classified as assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2004. Northcoast Communications’ consolidated net assets consisted primarily of the net assets of its Cleveland PCS subsidiary. Vendor financing for the Cleveland PCS business consisted of a $75,000 credit facility at Cleveland PCS, LLC. This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and the Company of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland PCS license. In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity. The FCC indebtedness was fully repaid by Cleveland PCS in the second quarter of 2004. The sale of Cleveland PCS was consummated in July 2004 and the obligations of Cleveland PCS under the vendor financing were satisfied. The Company did not record any gain or loss in connection with the sale. The net assets sold in the third quarter of 2004 consisted of the following:

Cash, receivables, inventory, prepaid and other assets	$15,245
Property, equipment and PCS licenses	46,825
Total assets sold	$62,070

Accounts payable and accrued expenses	$15,212
Other liabilities	46,858
Total liabilities sold	$62,070

The Company’s investment in Northcoast Communications was zero at December 31, 2005 and 2004.

2003 Transactions

Purchase of interests in AMC, The Independent Film Channel and WE: Women’s Entertainment

In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% interest in each of AMC, The Independent Film Channel (“IFC”) and WE: Women’s Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library. The $500,000 purchase price consisted of $250,000 in cash and a $250,000 note issued by Cablevision and maturing five months after closing, payable in cash or, at Cablevision’s election, shares of Cablevision NY Group Class A common stock. The $250,000 note required monthly principal payments of $2,500 in cash prior to maturity. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $415,662 was allocated to the specific assets acquired as follows:

	Useful Life

Property and equipment	5 years	$4,994

Amortizable intangible assets
Affiliation agreements	10 years	$327,934
Other intangibles	10 years	74,248
		$402,182

Indefinite-lived intangible assets
Excess costs over fair value of net assets acquired		$8,486

Northcoast Communications

In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company’s share of the proceeds was approximately $651,000. All of the funds were used by the Company to repay bank debt under the Restricted Group credit facility.

Cablevision Electronics Investments, Inc.

In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC. As of December 31, 2003, the Company recorded losses aggregating $8,382, net of taxes, in connection with this transaction.

Purchase of interests in Fox Sports Net Chicago and Fox Sports Net Bay Area

In January 2003, News Corporation exercised a put option relating to interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that News Corporation held outside of Regional Programming Partners. Regional Programming Partners, which held a 50% interest in each of these businesses, was a 60% owned subsidiary of Rainbow Media Holdings until April 2005 (see Regional Programming Partners Restructuring discussion above). In March 2003, Rainbow Media Holdings and News Corporation agreed on a $110,000 purchase price for News Corporation’s 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for News Corporation’s 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of a subsidiary of Regional Programming Partners, bearing interest at the prime rate plus 1% and secured by Regional Programming Partners’ 100% interest in Fox Sports Net Bay Area. The transaction closed in December 2003 and the operating results of the acquired businesses have been consolidated with those of the Company as of the acquisition date. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $77,259 was allocated to the specific assets acquired as follows:

	Useful Life
Amortizable intangible assets
Affiliation agreements	10 years	$47,544
Other intangibles	8-12 years	29,715
		$77,259

NOTE 4.                RESTRUCTURING CHARGES

In December 2001, the Company recorded restructuring charges of $56,442 (including $13,720 for discontinued operations) which included expenses of approximately $21,018 (including $9,403 for discontinued operations) associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately $35,424 (including $4,317 for discontinued operations) associated with facility realignment and other related costs.

In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the consolidation of customer service call centers, and the elimination of certain staff positions. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company’s purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges of $85,965 (including $11,553 for discontinued operations) which included $22,072 (including $3,642 for discontinued operations) associated with the elimination of approximately 3,000 positions, $31,393 (including $7,911 for discontinued operations) associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments.

In 2003, the Company eliminated staff positions and incurred severance costs aggregating $6,111. In connection with the acquisition of News Corporation’s 50% interest in Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs.

During 2004 and 2005, the Company recorded restructuring charges aggregating $5,742 and $1,128, respectively, associated with the elimination of certain positions in various business units of the Company.

At December 31, 2005, the restructuring liability of $9,364 was classified as a current liability in the consolidated balance sheet.

The following table summarizes the restructuring liability, net of related sublease amounts, at December 31, 2005:

	2001 Plan	2001 Plan	2002 Plan	2002 Plan		2003 Plan	2004 Plan	2005 Plan
	Employee Severance	Facility Realignment and Other Costs	Employee Severance	Facility Realignment and Other Costs		Employee Severance	Employee Severance	Employee Severance

Balance at December 31, 2002	$1,214	$21,578	$5,473	$48,018		$—	$—	$—
Additional charges (credits)	(232)	4,833	1,224	(1,211)		6,111	—	—
Payments	(979)	(7,199)	(6,490)	(7,184)		(3,853)	—	—

Balance at December 31, 2003	3	19,212	207	39,623		2,258	—	—

Additional charges (credits)	—	(5,589)	(68)	(172)		238	5,742	—
Payments	(3)	(7,242)	(139)	(9,218)		(2,418)	(4,409)	—

Balance at December 31, 2004	—	6,381	—	30,233		78	1,333	—
Additional charges (credits)	—	(1,480)	—	(578)		234	263	1,128
Payments	—	(3,114)	—	(28,857	)(a)	(312)	(1,596)	(1,105)

Balance at December 31, 2005	$—	$1,787	$—	$798		$—	$—	$23

(a)                                  In August 2005, the Company made a $25,000 payment to satisfy its required commitment with a supplier associated with the 2002 restructuring plan.

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	Total
Employee severance	$15,108	$19,586	$6,583	$6,005	$1,128	$48,410
Facility realignment and other costs	27,756	54,021	—	—	—	81,777
Cumulative restructuring charges incurred as of December 31, 2005	$42,864	$73,607	$6,583	$6,005	$1,128	$130,187

NOTE 5.                IMPAIRMENT CHARGES

In connection with the Company’s Board of Directors’ decision in December 2004 to suspend pursuing the spin-off of its Rainbow Media Enterprises subsidiary and instead to pursue strategic alternatives for its Rainbow DBS business, the Company performed a review of its assets for recoverability. The Company recorded an impairment charge of $90,540 included in depreciation and amortization expense relating to long-lived assets and other indefinite-lived intangible assets and a charge of $75,805 included in technical and operating expenses representing the write down of certain film and programming contracts of the VOOM HD Networks within the Rainbow segment. In addition, the Company recorded an impairment charge of $155,415 reflecting the excess of the carrying value over the estimated fair value of long-term assets and goodwill and other indefinite-lived intangible assets and a charge of $33,052 representing the write-off of equipment inventory and deposits which have been recorded in discontinued operations. The impairment charges related to film and programming contracts, equipment inventory and deposits are based on net realizable value and the impairment charges related to goodwill, intangible and long-lived assets are based on estimates of fair value, certain of which are subject to change upon final disposition of those assets.

The Company recorded impairment charges of $2,394, included in depreciation and amortization, relating to certain other long-lived assets deemed impaired within its theater operations and Rainbow segment in 2004.

During 2005, the Company recorded impairment charges of approximately $8,258, included in depreciation and amortization, primarily for certain long-lived assets and intangibles within its Rainbow segment and theater operations.

We periodically review the programming usefulness of our feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition based on the programming of the individual programming service. If we determine that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, we record a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films.

As part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $663, $297 and $17,900 in 2005, 2004 and 2003, respectively. Such amounts represent the write-off of the carrying value of certain film and programming contracts of the Company’s Rainbow segment and are included in technical and operating expense.

NOTE 6.                                                 DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida (in connection with the Regional Programming Partners restructuring) and the Rainbow DBS satellite distribution business (in connection with the Board of Directors’ authorization to shut down the business), net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. Discontinued operations also includes the operating results and gain (loss) on the transfer of the retail electronics stores in March 2003. Operating results of discontinued operations for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	Year Ended December 31, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total
Revenues, net	$40,018	$8,776	$—	$48,794
Income (loss) before income taxes	$466,460	$(102,983)	$4,405	$367,882
Income tax benefit (expense)	(192,998)	42,151	(1,802)	(152,649)
Net income (loss) including gain on restructuring of Regional Programming Partners of $266,810, and other gain of $2,618, net of taxes	$273,462	$(60,832)	$2,603	$215,233

For the year ended December 31, 2005, the Company recorded a gain, net of taxes, of approximately $2,521, primarily representing the transfer of the Company’s ownership interest in a subsidiary of PVI to PVI’s minority partner for the minority partner’s remaining ownership interest in PVI. In addition, the Company recorded a gain, net of taxes, of approximately $97 for the year ended December 31, 2005 that related primarily to a reduction of health and welfare expenses in connection with the transfer of the retail electronics business.

	Year Ended December 31, 2004
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total
Revenues, net	$168,085	$14,742	$—	$182,827
Income (loss) before income taxes	$39,054	$(375,345)	$(6,954)	$(343,245)
Income tax benefit (expense)	(16,130)	155,018	5,300	144,188
Net income (loss)	$22,924	$(220,327)	$(1,654)	$(199,057)

For the year ended December 31, 2004, the Company recorded losses, net of taxes, of approximately $1,092, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business. In addition, the Company recorded losses, net of taxes, of approximately $562 for the year ended December 31, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business.

	Year Ended December 31, 2003
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Retail Electronics	Total
Revenues, net	$153,939	$—	$30,842	$184,781
Income (loss) before income taxes	$31,472	$(45,874)	$(19,468)	$(33,870)
Income tax benefit (expense)	(13,219)	19,268	5,345	11,394
Net income (loss) including loss on the transfer of the retail electronics business of $8,382, net of taxes	$18,253	$(26,606)	$(14,123)	$(22,476)

Rainbow DBS

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down. In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash. This transaction closed in November 2005. In addition, Rainbow DBS had FCC licenses to construct, launch and operate five fixed service, Ka-band satellites and had entered into a contract in November 2004 for the construction by Lockheed Martin of these five Ka-band satellites at a cost of $740,000. Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities. Rainbow DBS exercised this right on November 21, 2005, and the amount paid to Lockheed Martin in excess of the estimated termination liability is included as a receivable on the Company’s consolidated balance sheet at December 31, 2005.

The Company has incurred significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs in connection with the shut down of the Rainbow DBS satellite distribution business. These costs, a portion of which is expected to be recognized subsequent to December 31, 2005, are currently estimated to range from $44,400 to $101,400. In September 2005, Loral Space and Communications Holding Corporation (“Loral”) filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33,000 plus interest, or approximately $47,100 as of December 31, 2005. The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously. Accordingly, no provision has been made for such Make Whole Payment in the accompanying consolidated financial statements, and the estimated low range of the shutdown costs has decreased by approximately $44,600 from the September 30, 2005 estimate of $89,000, related primarily to such Make Whole Payment. The Company recognized costs of approximately $44,400 relating to the shutdown, of which $43,200 have been paid and $1,200 are included in current liabilities in the Company’s consolidated balance sheet at December 31, 2005. The Company does not expect the shutdown costs to have a material impact on its liquidity position. Such costs have been and should be more than offset by the proceeds received in November 2005 from the sale of the Rainbow 1 direct broadcast satellite to EchoStar for $200,000.

Certain assets of the Rainbow DBS satellite distribution business, previously included in the Rainbow DBS segment, have been classified as assets held for sale in the consolidated balance sheets of the Company. These assets relate to the direct broadcast satellite television business of Rainbow DBS. The assets associated with the VOOM HD Networks are included in the Company’s Rainbow segment. The

Rainbow DBS assets held for sale consist of the following:

	December 31, 2005	December 31, 2004
Satellite and related assets	$—	$198,549
Equipment and other assets	7,557	19,637
Total assets held for sale	$7,557	$218,186

Fox Sports Net Ohio and Fox Sports Net Florida

As a result of the Regional Programming Partners restructuring in April 2005 discussed above in Note 3, the assets and liabilities attributable to Fox Sports Net Ohio and Fox Sports Net Florida, previously included in the Rainbow segment, have been classified in the consolidated balance sheet as of December 31, 2004 as assets and liabilities held for sale and consist of the following:

December 31, 2004
Cash and cash equivalents	$95,337
Accounts receivable, prepaid and other current assets	29,361
Property and equipment, net and other long-term assets	8,153
Intangible assets, net	85,815
Total assets held for sale	$218,666

Accounts payable and accrued expenses	$6,479
Other current liabilities	989
Total liabilities held for sale	$7,468

NOTE 7.                PROPERTY, PLANT AND EQUIPMENT

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and rebuild of, the Company’s hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company’s headend facilities are capitalized. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. These costs are depreciated over 12 years based on the estimated life of the plant, and headend facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites. Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized. These costs include materials, subcontractor labor, internal labor to connect, provision and provide on-site and remote technical assistance and other related costs associated with the connection activities. In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively. The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

Property, plant and equipment (including capital leases) consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2005	2004	Useful Lives
Customer equipment	$1,359,758	$1,145,462	3 to 8 years
Headends and related equipment	578,543	521,698	4 to 15 years
Central office equipment	360,054	364,122	5 to 10 years
Infrastructure	4,391,527	4,199,018	3 to 12 years
Program, service and data processing equipment	1,201,999	1,117,175	2 to 16 years
Microwave equipment	35,139	31,705	2 to 10 years
Construction in progress (including materials and supplies)	63,157	51,494	—
Furniture and fixtures	200,713	158,914	3 to 10 years
Transportation equipment	217,604	214,497	3 to 15 years
Buildings and building improvements	358,140	347,417	10 to 40 years
Leasehold improvements	516,452	496,223	Term of lease
Land	79,985	42,416	—
	9,363,071	8,690,141
Less accumulated depreciation and amortization	5,494,994	4,676,327
	$3,868,077	$4,013,814

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $981,087, $966,291 and $970,377 (including impairments of $2,734 and $14,437 in 2005 and 2004), respectively.

At December 31, 2005 and 2004, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2005	2004
Equipment	$113,766	$128,236
Less accumulated amortization	67,443	64,829
	$46,323	$63,407

NOTE 8.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2005 and 2004:

	December 31,		Estimated
	2005	2004	Useful Lives
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,367	$729,093	4 to 24 years
Broadcast rights and other agreements	86,748	104,400	10 to 11 years
Season ticket holder relationships	75,005	1,881	10 to 15 years
Suite holder contracts and relationships	21,167	—	3 to 11 years
Advertiser relationships	104,071	99,483	7 to 10 years
Other intangibles	87,400	110,708	3 to 25 years
	1,156,758	1,045,565

Accumulated amortization
Affiliation relationships and affiliate agreements	305,677	294,493
Broadcast rights and other agreements	44,075	53,882
Season ticket holder relationships	4,576	442
Suite holder contracts and relationships	2,491	—
Advertiser relationships	31,315	21,282
Other intangibles	29,810	28,693
	417,944	398,792

Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	—
FCC licenses and other intangibles	19,076	7,278
Trademarks	53,880	—
Excess costs over the fair value of net assets acquired	996,338	1,446,294
	1,897,357	2,185,420
Total intangible assets, net	$2,636,171	$2,832,193

Aggregate amortization expense
Years ended December 31, 2005 and 2004 (excluding impairment charges of $5,524 and $78,497, respectively)	$97,693	$93,152

Estimated amortization expense
Year ending December 31, 2006	$94,441
Year ending December 31, 2007	92,983
Year ending December 31, 2008	90,540
Year ending December 31, 2009	84,070
Year ending December 31, 2010	80,924

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2005 and 2004 are as follows:

	Telecommunications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2004	$206,971	$1,152,131	$73,634	$13,558	$1,446,294
Adjustments recorded in connection with the Regional Programming Partners restructuring	—	(460,853)	14,026	—	(446,827)
Reclassification as a result of the Regional Programming Partners restructuring	—	32,755	(32,755)	—	—
Impairment loss	—	—	(4,963)	—	(4,963)
Other	—	—	935	899	1,834
Balance as of December 31, 2005	$206,971	$724,033	$50,877	$14,457	$996,338

See Note 3 for a discussion of changes to acquired intangible assets primarily as a result of the Regional Programming Partners restructuring.

NOTE 9.                DEBT

Bank Debt

Restricted Group

As of December 31, 2005, CSC Holdings, Inc. (a wholly-owned subsidiary of Cablevision) had a $2,400,000 revolving credit facility (the “Credit Agreement”) with a group of banks which was due to mature on June 30, 2006. The facility was guaranteed by certain subsidiaries of CSC Holdings, primarily its cable television operating subsidiaries and its commercial telephone subsidiary (“Restricted Group”). The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2005 and 2004 was $1,256,000 and $1,889,000, respectively. As of December 31, 2005, approximately $45,436 was restricted for certain letters of credit issued on behalf of CSC Holdings, Inc. Interest on outstanding amounts was to be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group’s leverage ratio (as defined in the Credit Agreement).

Undrawn funds under the Credit Agreement amounted to approximately $1,098,564 at December 31, 2005. The Credit Agreement contains certain financial covenants that may limit the Restricted Group’s ability to utilize all of the undrawn funds thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios, limitations on additional indebtedness and limitations on certain payments, including preferred dividends and dividends on its common stock. In January 2005, the Company amended the debt to cash flow ratio permitted under the

Credit Agreement. The amended covenant is 6.25 times through June 30, 2005, 5.75 times through December 31, 2005 and 5.50 times thereafter through June 30, 2006.

The weighted average interest rate on all bank borrowings under the Credit Agreement was 5.52% and 3.73% on December 31, 2005 and 2004, respectively. The Company is also obligated to pay fees ranging from 0.375% to 0.75% per annum on the unused loan commitment and from 0.875% to 2.50% per annum on letters of credit issued under the Credit Agreement.

On February 24, 2006, CSC Holdings, Inc. entered into a replacement bank facility (“New Restricted Group Credit Facility”) which was used to refinance its existing Credit Agreement (see Note 23). Accordingly, $1,253,440 of the outstanding balance of $1,256,000 under the existing Credit Facility was classified as long-term bank debt in the accompanying balance sheet at December 31, 2005.

Rainbow National Services

In August 2004, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of Rainbow Media Holdings, which owns the common equity interests in the Company’s three national programming services – AMC, WE and IFC, entered into a $950,000 senior secured credit facility ($350,000 of which is a revolving credit facility maturing September 30, 2011 and $600,000 of which is a term loan facility maturing March 31, 2012). The RNS credit facility is secured by the assets and stock of AMC, WE and IFC and guaranteed by AMC, WE and IFC, Rainbow Programming Holdings, RNS’s direct parent, a wholly-owned indirect subsidiary of Rainbow Media Holdings, and all other direct and indirect subsidiaries of RNS.

The term loan requires quarterly amortization payments of 0.25% ($1,500) beginning June 30, 2005 through March 31, 2011 and 23.50% ($141,000) of the original outstanding balance for each quarter ending June 30, 2011 through March 31, 2012, its maturity date. The revolving credit facility will be reduced quarterly commencing December 31, 2009 and through September 30, 2010, by $35,000, and for each quarter ending December 31, 2010 through September 30, 2011 by $52,500. Outstanding borrowings under the term loan were $595,500 as of December 31, 2005, resulting in undrawn revolver commitments of $350,000.

Borrowings under the revolving credit facility bear interest at LIBOR plus a margin based upon the leverage ratio. Amounts outstanding under the term loan bear interest at LIBOR plus 2.75%. The weighted average interest rate under the term loan was 7.19% and 5.19% at December 31, 2005 and 2004, respectively. Financial covenants include (i) a maximum total leverage ratio of total debt to annualized cash flow (as defined) of 6.75 times, through December 31, 2006 with periodic reductions thereafter to 5.00 times as of January 1, 2010, (ii) a maximum senior leverage ratio of senior debt (as defined) to annualized cash flow of 4.75 times, with periodic reductions thereafter to 3.50 times as of January 1, 2009, and (iii) minimum ratios for cash flow to interest expense of 1.75 times and cash flow to debt service of 1.25 times through December 31, 2006 and 1.50 times thereafter (all as defined in the credit agreement). Additional covenants for RNS include restrictions on distributions, investments, additional indebtedness, and liens. Permitted investments and distributions for RNS include up to $200,000 annually, with a cumulative limit of $800,000 for general discretionary purposes; and subject to having a maximum ratio of total debt to annualized cash flow of 5.0 times, distributions of up to $300,000 from the proceeds of permitted future debt offerings.

The Company is also obligated to pay fees of 0.5% per annum on the undrawn revolver commitment which is recorded as interest expense.

Rainbow Media Holdings

In December 2003, Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings entered into an $823,000 credit facility consisting of a $200,000 revolving credit facility and a $623,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively.

Loans under the Rainbow Media Holdings credit facility bore interest at the Eurodollar rate plus a margin based upon Rainbow Media Holdings’ leverage ratio.

In August 2004, RNS distributed approximately $704,900 to Rainbow Media Holdings which it used to repay all outstanding amounts under its credit facility and collateralized outstanding letters of credit. Such proceeds were obtained through the issuance of bank debt and the issuance of senior and senior subordinated notes by RNS. The Company wrote off approximately $12,694 of unamortized deferred financing costs in connection with the termination of the credit facility in 2004.

Madison Square Garden

Madison Square Garden, L.P., a wholly-owned indirect subsidiary of Rainbow Media Holdings, had a $500,000 revolving credit facility with a group of banks which was to mature on December 31, 2004. MSG had pledged substantially all of its assets as collateral under the credit facility. Loans under the MSG credit facility bore interest at either prime rate or a Eurodollar rate plus a margin based upon MSG’s consolidated leverage ratio. At December 31, 2003, loans outstanding amounted to $110,000, and bore interest at a weighted average rate of 1.93%. In March 2004, borrowings under the credit facility were repaid in full and the credit facility was terminated with proceeds from a $146,000 equity contribution from its direct parent, Regional Programming Partners. The Company wrote off approximately $1,187 of unamortized deferred financing costs in connection with the termination of the MSG credit facility.

Senior Notes and Debentures

The following table summarizes the Company’s senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Face	December 31,
Issuer	Issued	Date	Rate	Amount	2005	2004

CSC Holdings (b)(d)	April 2004	April 2012	6.75%	$500,000	$500,000	$500,000
CSC Holdings (a)	July 1999	July 2009	8.125%	500,000	499,191	498,958
CSC Holdings (a)	July 1998	July 2008	7.25%	500,000	500,000	500,000
CSC Holdings (a)	July 1998	July 2018	7.625%	500,000	499,689	499,664
CSC Holdings (a)	February 1998	February 2018	7.875%	300,000	297,918	297,746
CSC Holdings (a)	December 1997	December 2007	7.875%	500,000	499,896	499,844
CSC Holdings (a)	August 1997	August 2009	8.125%	400,000	399,544	399,420
CSC Holdings (a)	March 2001	April 2011	7.625%	1,000,000	998,315	997,994
RNS (c)	August 2004	September 2012	8.75%	300,000	298,207	297,938
				$4,500,000	$4,492,760	$4,491,564

(a)                      These notes are not redeemable by the Company prior to maturity.

(b)                     The Company may redeem some or all of the notes at any time at a make-whole redemption price calculated by reference to market interest rates for comparable maturity treasury notes plus a spread.

(c)                      The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.375% of face value at any time on or after September 1, 2008, 102.188% of face value on or after September 1, 2009, and 100% of face value on or after September 1, 2010. In addition, the Company may redeem up to 35% of the senior notes before September 1, 2007 at a redemption price of 108.75% of the principal amounts, with the net cash proceeds from specified equity offerings (as defined under the terms of the indentures) provided that at least 65% of the aggregate principal amount of the notes remains outstanding immediately subsequent to the redemption.

(d)                     These notes have not been exchanged as required by the purchase agreement under which the notes were sold and consequently, the interest rate has increased from 6.75% to 7.25% until the exchange is accomplished.  Upon exchange, the interest rate reverts to 6.75%.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Senior Subordinated Notes and Debentures

The following table summarizes the Company’s senior subordinated notes and debentures:

		Carrying Amount at
	Principal	December 31,		Redemption (b)
	Amount	2005	2004	Date		Price
RNS
10-3/8% Senior Subordinated				September 1, 2009		105.188%
Notes due 2014				September 1, 2010		103.458%
issued August 2004 (a)	$500,000	$496,621	$496,231	September 1, 2011		101.729%

CSC Holdings				May 15, 2006		105.250%
10-1/2% Senior Subordinated				May 15, 2007		103.938%
Debentures due 2016,				May 15, 2008		102.625%
issued May 1996	250,000	250,000	250,000	May 15, 2009		101.313%

CSC Holdings
9-7/8% Senior Subordinated
Debentures due 2013,
issued February 1993	200,000	—	—		(c)

CSC Holdings
9-7/8% Senior Subordinated
Debentures due 2023,
issued April 1993	150,000	—	—		(c)

	$1,100,000	$746,621	$746,231

(a)                      These notes were discounted $3,915 upon original issuance. The Company may redeem up to 35% of the senior subordinated notes before September 1, 2007 at a redemption price of 110.375% of the principal amounts, with the net cash proceeds from specified equity offerings (as defined under the terms of the indenture) provided that at least 65% of the aggregate principal amount of the notes remains outstanding immediately subsequent to the redemption.

(b)                     The notes/debentures are redeemable, at the Company’s option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and one year after the last date above at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

(c)                      In May 2004, the Company redeemed these senior subordinated debentures. In connection with these redemptions, the Company recognized a loss of $14,325 representing primarily the redemption premiums paid.

The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company’s credit agreement of the issuer.

Debt Covenant Compliance

The Company completed a comprehensive debt covenant compliance review that it announced on December 19, 2005. The review identified certain technical covenant compliance issues under the Credit Agreement and under the RNS credit facility. The Company received waivers from the lenders under these agreements and certain technical and clarifying amendments have been made to the RNS credit facility agreement. The covenant compliance issues under the Credit Agreement necessitated certain waivers under the Company’s agreements covering its monetizations and interest rate swaps, all of which have been obtained. No fees were paid to the lenders and counterparties in connection with these waivers and amendments. The Company and its subsidiaries were in compliance with all of their debt agreements and instruments at December 31, 2005.

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2005, including collateralized indebtedness (see Note 10) and capital leases, during the five years subsequent to December 31, 2005, are as follows:

Years Ending December 31,
2006	$900,057
2007	676,894
2008	818,849
2009	1,161,860
2010	261,860

The $1,256,000 of outstanding bank debt as of December 31, 2005 has been reflected in the table above under the payment requirements of the New Restricted Group Credit Facility entered into on February 24, 2006 (see Note 23).

NOTE 10.              COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. At December 31, 2005 and 2004, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $450,000 and a fair value of approximately $10,541, and $4,051, a net liability position, respectively. These agreements have not been designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract’s inception. As of December 31, 2005 and 2004, the total notional value of such contracts was $613,960 and $1,115,045, respectively and the fair values of such contracts were $26,881 and $47,314, respectively, in a net liability position. These agreements have not been designated as hedges for accounting purposes.

The changes in the fair value of the Company’s swap agreements and the net realized gains (losses) as a result of net cash interest income (expense) for the years ended December 31, 2005, 2004 and 2003 aggregating approximately $(16,497), $(656) and $10,420, respectively, are reflected in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. The Company had monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications Corporation, AT&T, AT&T Wireless, Comcast Corporation, General Electric Company and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. The contracts set a floor and cap on the Company’s participation in the changes in the underlying stock prices and at maturity are expected to offset declines in the fair values of the underlying stock below the hedge price per share, while allowing the Company to retain upside appreciation from the hedge price per share to the cap price. At maturity, the contracts provide for the option to deliver cash or shares of AT&T, Comcast, Charter Communications, Adelphia Communications, General Electric or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity.

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets. In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts. These equity derivatives have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity derivatives of $296,017 and $371,856, at December 31, 2005 and 2004, respectively, have been reflected in the accompanying consolidated balance sheets and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $135,677, $(132,940) and $(180,125), as of December 31, 2005, 2004 and 2003, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations. For the years ended December 31, 2005, 2004 and 2003, the Company recorded a gain (loss) on investments of $(135,082), $135,649 and $231,836 respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

The following table summarizes the settlement of the Company’s collateralized indebtedness for the year ended December 31, 2005. The Company’s collateralized indebtedness obligations relating to AT&T Wireless, Charter, Adelphia and AT&T shares were settled by delivering the underlying securities and proceeds from the related equity derivative contracts. The Company’s collateralized indebtedness obligations relating to Comcast shares were settled by delivering the cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts. The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares, and, in certain cases, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract. The terms of the new contracts are similar in all material respects to the contracts that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

	Adelphia	AT&T Wireless	Charter	AT&T	Comcast	Total

Number of shares	1,010,000	7,243,166	1,862,229	4,183,455	7,159,206

Collateralized indebtedness	$(39,935)	$(116,544)	$(42,676)	$(165,036)	$(266,227)	$(630,418)
Prepaid forward contracts	39,834	8,897	39,678	79,502	43,604	211,515
Underlying securities	101	—	2,998	85,534	—	88,633
Restricted cash	—	108,647	—	—	—	108,647
Net cash receipt (payment)	$—	$1,000	$—	$—	$(222,623)	$(221,623)

Proceeds from new monetization contracts	$—	$—	$—	$—	$209,973	$209,973
Proceeds from prepaid interest rate swap contract	—	—	—	—	6,462	6,462
	$—	$—	$—	$—	$216,435	$216,435

At December 31, 2005, the Company had collateralized indebtedness obligations of $857,774 that mature during the next twelve months. The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction. In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of December 31, 2005, this settlement amount totaled approximately $16,300, which excludes the General Electric monetization which would be favorable.

In October 2004, the Company received $213,647 in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC. The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt. As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AT&T Wireless were terminated. The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars. The Company recognized a loss on the extinguishment of debt of approximately $6,076 representing the difference between the fair value and the carrying value of the collateralized indebtedness. At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124,100 by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20,100 and the cash from the merger transaction of $105,000 both of which had been pledged in settlement of the debt. The Company received the net difference of $1,000 in cash upon settlement in February 2005.

In connection with the issuance of the Series A Preferred Stock to Quadrangle, the Company entered into an agreement with Quadrangle which granted Quadrangle the right to require the Company to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of the Company, at the Company’s option. The exchange right and the put option were accounted for as a derivative. The change in the fair value of the exchange right and put option of $31,709 and $38,618 for the years ended December 31, 2004 and 2003, respectively has been reflected as a loss on derivative contracts in the accompanying consolidated statements of operations. In October 2003, Quadrangle exercised its put option to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. The parties entered into an agreement that the put price was $150,328. The put price was paid in cash by CSC Holdings in August 2004.

NOTE 11.              PREFERRED STOCK

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in the Company, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which granted Quadrangle the right to require the Company to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at the Company’s option. The exchange right and the put option were accounted for as a derivative.

In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. The parties entered into an agreement that the put price was $150,328. The put price was paid in cash by CSC Holdings in August 2004.

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the “Series L Preferred Stock”), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the “Series M Preferred Stock”) in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares were exchangeable, in whole but not in part, at the option of the Company, for the Company’s 11-1/8% Senior Subordinated Debentures due 2008. The Company was required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock was redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends were payable in cash. The Company paid cash dividends on the Series M Preferred Stock of approximately $42,882 and $123,500 in 2004 and 2003, respectively.

In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the “Series H Preferred Stock”) with an aggregate liquidation preference of $100 per share. The Company was required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. The Series H Preferred Stock was redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before October 1, 2000, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends were payable in cash. The terms of the Series H Preferred Stock permitted the Company, at its option, to exchange the Series H Preferred Stock for the Company’s 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The Company paid cash dividends on the Series H Preferred Stock of approximately $17,712 and $51,016 in 2004 and 2003, respectively.

In May 2004, CSC Holdings redeemed all of its Series H Preferred Stock and its Series M Preferred Stock. In connection with the redemptions, the Company recognized a loss of $58,170 representing the redemption premiums paid. In addition, the Company wrote off $5,080 of unamortized deferred financing costs in connection with these redemptions.

In connection with the implementation of Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on July 1, 2003, the carrying value of the Company’s Series H and Series M Preferred Stock of $434,181 and $1,110,113, respectively, was classified as a liability. In addition, beginning July 1, 2003, dividends have been classified as interest expense, increasing interest expense by $87,258 for the year ended December 31, 2003. Prior to July 1, 2003, preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 12.              INCOME TAXES

The Company and its 80% or more owned subsidiaries were included in the consolidated federal income tax returns of Cablevision for the years presented herein. The income tax provision is determined on a stand-alone basis as if the Company filed separate consolidated income tax returns.

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2005	2004	2003
Current expense:
Federal	$—	$93	$—
State	9,493	6,669	6,772
	9,493	6,762	6,772
Deferred expense (benefit):
Federal	(21,535)	(53,075)	(37,685)
State	(16,366)	(113,370)	58,921
	(37,901)	(166,445)	21,236

Income tax expense (benefit)	$(28,408)	$(159,683)	$28,008

The income tax expense (benefit) attributable to continuing operations for 2005, 2004 and 2003 exclude deferred federal and state tax benefits of $4,107, $813 and $1,165, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.

The income tax expense attributable to discontinued operations was classified as deferred income tax expense for all periods presented (see Note 6).

The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2005	2004	2003

Federal tax benefit at statutory federal rate	$(26,512)	$(202,776)	$(53,304)
State income taxes, net of federal benefit	(5,360)	(19,329)	(15,131)
Changes in the valuation allowance	6,459	14,036	27,988
State rate change, net of federal benefit	(6,701)	(21,615)	23,231
Nondeductible expense relating to Series A Preferred Stock	—	11,098	13,517
Nondeductible preferred stock dividends	—	21,208	30,540
Redemption premium on Series H and Series M Preferred Stock	—	20,360	—
Nondeductible expenses	12,678	10,606	6,094
Other	(8,972)	6,729	(4,927)
Income tax expense (benefit)	$(28,408)	$(159,683)	$28,008

At December 31, 2005, the Company had consolidated net operating loss carry forwards of approximately $2,978,202 expiring on various dates through 2024.

The Company’s net operating loss carry forwards expire as follows:

2008	$55,263
2009	137,011
2010	142,821
2011	151,008
2012	72,442
2018	102,156
2019	539,105
2020	146,614
2021	366,844
2022	233,633
2023	497,647
2024	533,658
$2,978,202

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred Tax Asset (Liability)
Current
Benefits of tax loss carry forwards	$186,232	$—
Benefit plans	7,598	26,354
Allowance for doubtful accounts	3,878	5,911
Reserve for restructuring	3,833	15,962
Other assets	1,671	19,159
Other liabilities	71,680	60,883
Deferred tax asset	274,892	128,269
Valuation allowance	(8,323)	(3,741)
Net deferred tax asset, current	266,569	124,528

Investments	(208,388)	—
Deferred tax liability, current	(208,388)	—

Net deferred tax asset, current	58,181	124,528

Noncurrent
Benefits of tax loss carry forwards	1,024,952	1,237,884
Benefit plans	63,319	32,473
Other	8,472	5,568
Deferred tax asset	1,096,743	1,275,925
Valuation allowance	(33,207)	(38,283)
Net deferred tax asset, noncurrent	1,063,536	1,237,642

Fixed assets and intangibles	(517,201)	(537,807)
Investments	(73,718)	(383,390)
Partnership investments	(557,571)	(336,113)
Other assets	(2,785)	—
Deferred tax liability, noncurrent	(1,151,275)	(1,257,310)

Net deferred tax liability, noncurrent	(87,739)	(19,668)

Total net deferred tax asset (liability)	$(29,558)	$104,860

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carry forwards and deductible temporary differences and tax planning strategies. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded. In 2005, 2004 and 2003, the Company recorded increases in the valuation allowance of $6,459, $14,036 and $27,988, respectively, relating to certain state net operating loss carry forwards. The deferred tax asset corresponding to the expired net operating loss carry forwards had been fully offset by a valuation allowance. The deferred tax asset and valuation allowance were both reduced by $6,953.

NOTE 13.              OPERATING LEASES

The Company leases certain office, production, transmission, theater, and event facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $79,539, $77,041 and $80,722, respectively.

In addition, the Company rents space on utility poles for its operations. The Company’s pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $12,325, $13,607 and $13,225, respectively.

MSG operates Radio City Music Hall under a long-term lease. Under the terms of the lease agreement, MSG is required to meet certain net worth, cash flow, and building utilization requirements. In the event MSG were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

The minimum future annual rentals for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years, including pole rentals from January 1, 2006 through December 31, 2010, and thereafter, at rates now in force are as follows:

2006	$89,112
2007	84,951
2008	79,423
2009	76,240
2010	71,394
Thereafter	419,597

NOTE 14.              AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

The following table reflects the Company’s effective ownership percentages and balances of equity method investments as of December 31, 2005 and 2004:

	Ownership Percentages		Investment Balances
	December 31,
	2005	2004	2005	2004

Fox Sports Net New England (a)	50.0%	30.0%	$39,463	$20,538
National Advertising Partners (a)	—	50.0	—	6,760
PVI Virtual Media Services LLC (b)	100.0	60.0	—	—
Northcoast Communications (c)	49.9	49.9	—	—
Other (d)	—	—	—	2
Investment in affiliates			39,463	27,300

National Sports Partners (a)	—	50.0	—	(59,913)
Deficit investment in affiliates			—	(59,913)

Net investment in affiliates			$39,463	$(32,613)

(a)                      See Note 3 for a discussion of the Regional Programming Partners restructuring which impacted our ownership interest in these entities.

(b)                     PVI Virtual Media Services LLC was consolidated in the second quarter of 2004 pursuant to FIN No. 46R and the ownership interest not owned by the Company was purchased in 2005.

(c)                      Northcoast Communications was consolidated in the first quarter of 2004 pursuant to FIN No. 46R.

(d)                     In November 2004, the Company sold its interest in New York Metro LLC and recorded a gain on sale of approximately $2,232.

The Company’s share of the net income (loss) of these affiliates for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Years Ended December 31,
	2005	2004	2003

Fox Sports Net New England	$6,712	$6,200	$3,215
Fox Sports Net Bay Area (a)	—	—	6,142
Fox Sports Net Chicago (a)	—	—	5,026
National Sports Partners (b)	(3,379)	(19,731)	(21,728)
National Advertising Partners (b)	(47)	1,992	3,339
Northcoast Communications	—	—	434,550
PVI Virtual Media Services LLC (c)	—	(1,668)	(801)
New York Metro, LLC	—	216	(11)
Other	—	—	—
	$3,286	$(12,991)	$429,732

(a)          Operating results of Fox Sports Net Bay Area and Fox Sports Net Chicago and Rainbow DBS have been consolidated with those of the Company since December 2003 (see Note 3).

(b)         See Note 3 for a discussion of the Regional Programming Partners restructuring which impacted our ownership interest in these entities.

(c)          PVI Virtual Media Services LLC was consolidated in the second quarter of 2004, pursuant to FIN No. 46R.

The following table includes certain unaudited financial information for equity method investments:

	December 31,
	2005	2004
	(unaudited)

Total assets	$67,391	$133,364
Total liabilities*	12,049	69,307

*                             Includes amounts due to the Company from affiliates referred to below.

Aggregate amounts due from and due to these affiliates at December 31, 2005 and 2004 are summarized below:

	December 31,
	2005	2004

Advances to affiliates	$—	$345
Accounts payable to affiliates	1,428	852

The Company provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2005, 2004 and 2003, approximately $1,608, $1,502 and $3,633, respectively, of revenues were earned from services provided to these entities. Costs incurred by the Company for programming, entertainment and advertising services provided by these affiliates and included in operating expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $3,509, $16,186 and $9,082, respectively.

Northcoast Communications

In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, to participate in the auctions conducted by the FCC for certain licenses to conduct a personal communications service (“PCS”) business. The Company holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights. In accordance with the provisions of FIN No. 46R, the assets and liabilities attributable to the Company’s 49.9% interest in Northcoast Communications were consolidated as of March 31, 2004. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company’s Chairman and Chief Executive Officer, respectively.

In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company’s share of the proceeds was approximately $651,000. All of the funds were used by the Company to repay bank debt under the Restricted Group credit facility.

Vendor financing for Northcoast Communications’ Cleveland operation consisted of a $75,000 credit facility at its Cleveland PCS, LLC subsidiary. This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland license. In July 2004, Northcoast Communications sold its Cleveland PCS business to an unaffiliated entity. As of December 31, 2004, both the FCC indebtedness and the obligations of Cleveland PCS under the vendor financing were satisfied. The Company did not record any gain or loss in connection with the sale.

Other Affiliates and Related Parties

During 2005, 2004 and 2003, the Company provided services to or incurred costs on behalf of other affiliates, including Cablevision. These costs are reimbursed to the Company. Aggregate amounts due from and due to these affiliates at December 31, 2005 and 2004 are summarized below:

	December 31,
	2005	2004

Advances to affiliates	$121,128	$6,545
Accounts payable to affiliates	39	17

In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a private company formed by two of the Company’s Class B shareholders, Charles F. Dolan and Thomas C. Dolan, had planned to acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the agreement with EchoStar (see Note 3). The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS satellite distribution operations. In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company. The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement. In accordance with the March 2005 Agreement, Charles F. Dolan deposited $15,000 with the Company to fund any expenditures above those contemplated in the shutdown budget, net of March revenue earned. This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown effective April 30, 2005 and the Board of Directors confirmed such shutdown decision at a meeting on April 7, 2005.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements of $8,663 was returned to him prior to December 31, 2005. Cash of $6,337 deposited by Charles F. Dolan which was used to fund the incremental costs less March 2005 revenue earned from the Rainbow DBS satellite distribution business, net of the related discounted income tax benefit to the Company, has been recorded as a deemed net equity contribution.

Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the “Indians”) are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company’s Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company’s Chief Executive Officer, and Marianne Dolan Weber and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan and a trust whose discretionary beneficiaries include Brian Sweeney, son-in-law of Charles F. Dolan, brother-in-law of James L. Dolan, and a director. Management control of the Indians is held by Lawrence Dolan. See Note 3 for the discussion on the Regional Programming Partners restructuring in April 2005.

NOTE 15.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the theater business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.

The Company uses a December 31 measurement date for the Retirement Plan.

Components of the net periodic pension cost for the Retirement Plan for the years ended December 31, 2005, 2004 and 2003, are as follows:

	2005	2004	2003

Service cost	$25,170	$24,916	$22,949
Interest cost	6,185	5,071	4,097
Expected return on plan assets	(8,046)	(6,078)	(4,206)
Net periodic pension cost	$23,309	$23,909	$22,840

The funded status and the amounts recorded on the Company’s consolidated balance sheets for the Retirement Plan at December 31, 2005 and 2004, are as follows:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$109,414	$83,672
Service cost	25,170	24,916
Interest cost	6,185	5,071
Actuarial loss	956	949
Benefits paid	(7,908)	(5,194)
Benefit obligation at end of year	133,817	109,414

Change in plan assets:
Fair value of plan assets at beginning of year	92,002	65,207
Actual return on plan assets	6,757	5,136
Employer contributions	25,752	26,853
Benefits paid	(7,908)	(5,194)
Fair value of plan assets at end of year	116,603	92,002

Funded status	(17,214)	(17,412)
Unrecognized net actuarial loss	4,670	2,425
Accrued benefit cost	$(12,544)	$(14,987)

Weighted-average assumptions used to determine net periodic cost for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation levels	4.25%	4.25%	4.5%

Historically, the discount rate used by the Company was based upon published yields for high quality fixed income investments from Moody’s and Merrill Lynch. In 2005, we determined the discount rate (based on the expected duration of the benefit payments for this pension plan) by referring to applicable bond yields (such as Moody’s Aaa-Baa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rate corporate bonds), to select a rate at which we believe the pension benefits could be effectively settled. The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine benefit obligations at December 31, 2005 and 2004 are as follows:

	2005	2004

Discount rate	5.75%	6.00%
Rate of increase in future compensation levels	4.00%	4.25%

The weighted average asset allocation of the Company’s Retirement Plan at December 31, 2005 and 2004 was as follows:

	Plan Assets at December 31,
	2005	2004
Asset Category:

Equity securities	57%	52%
Fixed income securities	34	29
Other	9	19
	100%	100%

The Retirement Plan’s investment objective is to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Retirement Plan.  This allows the Retirement Plan to subject a portion of its assets to increased risk to generate a greater rate of return.  The Retirement Plan addresses diversification by the use of investment portfolios whose underlying investments are in domestic and international equity securities and domestic fixed income securities.  The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the Retirement Plan as they become payable.

The Company currently expects to contribute the minimum required contribution of $6,788 to the Retirement Plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2006	$11,843
2007	13,653
2008	14,876
2009	16,467
2010	17,023
2011-2015	105,855

The Company also maintains 401(k) savings plans as well as a non-qualified excess 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined.  The Company also makes matching cash contributions for a portion of employee contributions to both the 401(k) savings plans and excess 401(k) savings plan.  The cost associated with these plans was approximately $13,555, $13,321 and $12,938 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also maintains a non-contributory non-qualified excess cash balance plan covering certain Company employees who participate in the Retirement Plan.  Net periodic pension cost for this plan was $1,566, $1,557 and $1,508 for the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005 and 2004, the projected obligation was $5,515 and $4,657, respectively.

The Company maintains the CSC Supplemental Benefit Plan (the “Supplemental Plan”) for the benefit of certain officers and employees of the Company.  As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant’s average compensation, as defined.  All participants are 100% vested in the Supplemental Plan.  Net periodic pension cost was $259, $337 and $671 for the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005 and 2004, the projected benefit obligation was $3,589 and $9,352, respectively.

Madison Square Garden also sponsors a non-contributory pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation and is funded through a trust established under the MSG Plan.  Madison Square Garden uses a December 31 measurement date for the MSG Plan.  Components of the net periodic pension cost for the MSG Plan for the years ended December 31, 2005, 2004 and 2003, are as follows:

	2005	2004	2003

Service cost	$3,038	$3,312	$2,785
Interest cost	3,249	3,087	2,636
Expected return on plan assets	(2,626)	(2,183)	(1,836)
Recognized loss	—	48	—
Net periodic pension cost	$3,661	$4,264	$3,585

The funded status and the amounts recorded on the Company’s consolidated balance sheets for the MSG Plan at December 31, 2005 and 2004, are as follows:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$57,906	$48,211
Service cost	3,038	3,312
Interest cost	3,249	3,087
Actuarial loss	5,004	4,195
Benefits paid	(1,119)	(899)
Benefit obligation at end of year	68,078	57,906

Change in plan assets:
Fair value of plan assets at beginning of year	31,779	27,293
Actual return on plan assets	1,108	2,346
Employer contributions	7,532	3,040
Benefits paid	(1,119)	(899)
Fair value of plan assets at end of year	39,300	31,780

Funded status	(28,778)	(26,126)
Unrecognized net actuarial loss	12,145	8,110
Accrued benefit cost	$(16,633)	$(18,016)

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Rate of return on plan assets	8.00%	8.00%	8.00%
Rate of increase in future compensation levels	3.00%	3.00%	3.00%

Historically, the discount rate used by the MSG Plan was based upon published yields for high quality fixed income investments from Moody’s and Merrill Lynch.  In 2005, we determined the discount rate (based on the expected duration of the benefit payments for this pension plan) by referring to applicable bond yields (such as Moody’s Aaa-Baa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which we believe the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine benefit obligations at December 31, 2005 and 2004 are as follows:

	2005	2004
Discount rate	5.75%	6.00%
Rate of increase in future compensation levels	4.00%	3.00%

The weighted average asset allocation of the MSG Plan at December 31, 2005 and 2004 was as follows:

	Plan Assets at December 31,
	2005	2004
Asset Category:

Equity securities	61%	57%
Fixed income securities	31	23
Other	8	20
	100%	100%

The MSG Plan’s investment objective is to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the MSG Plan.  This requires the MSG Plan to subject a portion of its assets to increased risk to generate a greater rate of return.  The MSG Plan addresses diversification by the use of investment portfolios whose underlying investments are in domestic and international equity securities and domestic fixed income securities.  The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the MSG Plan as they become payable.

The Company is currently not required to make a minimum contribution to the MSG Plan in 2006, however it expects to make a discretionary contribution of $3,825 to reduce future contribution requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the MSG Plan:

2006	$1,346
2007	1,428
2008	1,587
2009	1,712
2010	1,910
2011-2015	13,248

MSG sponsors additional non-contributory pension plans covering certain of its union employees.  Benefits payable to retirees under these plans are based upon years of service and, for one plan, participants’ compensation, and are funded through trusts established under the plans.  Plan assets are invested primarily in equity and fixed income securities.  At December 31, 2005 and 2004, the accrued benefit liability amounted to $1,627 and $1,592, respectively, and for the years ended December 31, 2005, 2004 and 2003, net periodic pension cost amounted to $499, $513 and $539, respectively.

In addition, MSG contributes to various multiemployer pension plans.  Contributions made to these multiemployer plans for the years ended December 31, 2005, 2004 and 2003 amounted to $5,846, $5,516 and $3,178, respectively.

In addition, MSG maintains a nonfunded, nonqualified defined benefit pension plan for the benefit of certain employees of MSG who participate in the underlying qualified plan.  This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s compensation.  Net periodic pension cost for this plan was $1,664, $1,318 and $2,053 for the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005 and 2004, the projected obligation was $16,996 and $12,253, respectively.

MSG also sponsors a contributory welfare plan which provides certain postretirement health care benefits to certain of its employees hired prior to January 1, 2001 and their dependents.  The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments.  For the years ended December 31, 2005, 2004 and 2003, the periodic postretirement benefit cost amounted to $637, $545 and $429, respectively, and as of December 31, 2005 and 2004, the accrued benefit liability amounted to $7,147 and $7,128, respectively.

NOTE 16.              EQUITY AND LONG-TERM INCENTIVE PLANS

Equity Plans

Cablevision has employee stock plans under which it is authorized to grant incentive stock options, nonqualified stock options, restricted shares, stock appreciation rights, and bonus awards. The exercise price of stock options can not be less than the fair market value per share of Cablevision's Class A common stock on the date the option is granted and the options expire no later than ten years from date of grant (or up to one additional year in the case of the death of a holder of nonqualified options). Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price. Options and stock appreciation rights granted in 2005, 2004 and 2003 typically vest in 33-1/3 annual increments beginning one year from the date of grant. Restricted shares granted in 2005, 2004 and 2003 were typically subject to four year cliff vesting. Performance based options granted in 2005 were typically subject to approximately three year or two year cliff vesting, with exerciseability subject to performance criteria. As a result, the Company recorded expense (income) of approximately $26,699, $34,314 and $42,450 for 2005, 2004 and 2003, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the underlying Cablevision common stock.

Long-Term Incentive Plan

Pursuant to Cablevision's Long-Term Incentive Plan, certain executives have been granted cash awards, some of which are performance based, that vest over varying periods and are typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under the Plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provide that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $1,017, $1,353 and $1,732, respectively for the years ended December 31, 2005, 2004 and 2003.  As of December 31, 2005 and 2004, $26,850 and $27,270, respectively, was outstanding in respect of advances made pursuant to this plan.  In connection with the Long-Term Incentive Plan, the Company has recorded expense of $39,579, $12,632 and $19,541 for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, in 2003, Cablevision granted certain management employees cash awards that vested in July 2005 when the Company reached certain performance goals.  Such awards were amortized ratably over the period in which the Company was expected to achieve these goals, and accordingly recorded expense of $2,380, $18,868 and $16,492 in respect of this award in 2005, 2004 and 2003, respectively.

NOTE 17.                                          CONTRACTUAL OBLIGATIONS

Future cash payments required under unconditional purchase obligations pursuant to contracts entered into by the Company in the normal course of business, are as follows as of December 31, 2005:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet contractual arrangements:
Purchase obligations (1)	$2,315,575	$504,148	$408,742	$307,563	$1,095,122
Guarantees (2)	16,195	16,195	—	—	—
Letters of credit (3)	45,736	45,736	—	—	—

Total	$2,377,506	$566,079	$408,742	$307,563	$1,095,122

Contractual obligations reflected on the balance sheet:
Purchase obligations (4)	$174,593	$88,763	$65,394	$6,466	$13,970

Total	$2,552,099	$654,842	$474,136	$314,029	$1,109,092

(1)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden and other regional sports networks with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that we have with our professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(2)                      Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of Charter Communications, General Electric, and Comcast Communications common stock.  Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates.  Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company’s accompanying consolidated balance sheet.

(3)                      Consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(4)                      Consist principally of amounts earned under employment agreements that we have with our professional sports teams’ personnel.  Other long-term obligations also include deferred carriage payments.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association (“NBA”) for luxury tax payments.

The future cash payments reflected above also do not include the Company’s agreements with EchoStar Communications Corporation relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high-definition television programming service.

EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks programming service, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings by the Company.  Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year up to a maximum of $500,000 in the aggregate (which $100,000 annual amount may be reduced to no less than $38,000 per year, to the extent that the number of offered channels is less than 21) on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.  On the fifth or eighth anniversary of the effective date of the agreement, the termination of the Affiliation Agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in Rainbow HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the agreement, or the second anniversary date of the termination of the Affiliation Agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in Rainbow HD Holdings at fair value.

Many of the Company’s franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements.  The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

NOTE 18.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

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

Dolan Family Group Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan family group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings.  On October 24, 2005, the Company received a letter from the Dolan family group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend.  On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan family group. On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board is expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  The amended complaint seeks, among other things, to enjoin the payment of the special dividend proposed by the Dolan family group.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty.  The action is brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors.  The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against the Company as a result of the alleged breaches.

The plaintiff in a patent infringement case pending in the U.S. District Court for the Eastern District of New York, Rates Technology Inc. v. Cablevision Systems Corp., has requested permission from the court to file a supplemental complaint alleging that the special dividend would constitute a fraudulent conveyance and seeking to enjoin payment of any such dividend.  The underlying patent infringement complaint, filed in July 2005, alleges that the Company’s Optimum Voice products infringe two patents owned by the plaintiff.  The Company believes that the plaintiff’s patent infringement claims as well as its proposed fraudulent conveyance claims are without merit and intends to contest the lawsuit vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM HD Networks of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

On March 16, 2005, the New York Jets LLC and Jets Development LLC (“Jets”) filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden, L.P.  The complaint related to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan.  Specifically, the complaint alleged:  (1) that Cablevision “possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan” and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets’ prospective business relations by making a “sham bid” for the MTA land that is the site of the proposed stadium “to injure the Jets and deprive them of an advantageous existing and prospective business relationship”; (3) that defendants have tortiously interfered with the Jets’ prospective business relations with networks carried on defendants’ cable system; and (4) that defendants have “engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information,” in violation of New York General Business Law Section 349.  The Company filed a motion to dismiss all claims asserted in the complaint.  On October 17, 2005, the court issued a decision granting the motion to dismiss with respect to Cablevision’s alleged “public misrepresentations” and denying that motion in all other respects.  On February 27, 2006, the parties filed a stipulation of dismissal of all claims and counter-claims in the case. Neither party has admitted any fault or assumed any liability.

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

NOTE 19.     DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accounts Payable to Affiliates and Accrued Liabilities.

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

Derivative contracts are carried on the accompanying consolidated balance sheets at fair value based on dealer quotes.

Investment Securities and Investment Securities Pledged as Collateral

Marketable securities are carried on the accompanying consolidated balance sheets at their fair value based upon quoted market prices.

Bank Debt, Collateralized Indebtedness, Notes Payable, Senior Notes and Debentures, and Senior Subordinated Notes and Debentures

The fair values of each of the Company’s debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap Agreements

Interest rate swap agreements are carried on the accompanying consolidated balance sheets at fair value based on valuations provided by a derivative valuation system using current market interest rate data.

These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates.

The fair value of the Company’s debt instruments are summarized as follows:

	December 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$1,851,500	$1,851,500
Collateralized indebtedness	1,170,126	1,171,731
Senior notes and debentures	4,492,760	4,453,636
Senior subordinated notes and debentures	746,621	819,982
Notes payable	15,905	15,778
	$8,276,912	$8,312,627

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	4,491,564	4,806,901
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000
	$9,431,109	$9,865,958

The Company currently consolidates a 60% majority-owned interest in a limited-life partnership.  The estimated liquidation value of the 40% minority interest is approximately $106,000 and $114,000 as of December 31, 2005 and 2004, respectively, compared to the carrying value of such minority interest of $53,820 and $53,470, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 20.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.  Beginning in the first quarter of 2005, the VOOM HD Networks have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment which has been discontinued.  Prior period segment information has been reported on a comparable basis.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), stock plan income or expense and restructuring charges or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s business segments is set forth below.

	Years Ended December 31,
	2005	2004	2003
Revenues, net from continuing operations
Telecommunications Services	$3,606,765	$3,123,956	$2,715,298
Rainbow	828,994	923,894	610,417
Madison Square Garden	804,395	778,754	771,986
All Other (a)	85,385	86,765	84,447
Intersegment eliminations	(149,628)	(163,332)	(158,939)
	$5,175,911	$4,750,037	$4,023,209

 (a)                   Represents net revenues of Clearview Cinemas and PVI Virtual Media, which was consolidated in the second quarter of 2004 in accordance with FIN No. 46.  In May 2005, Cablevision exchanged its 60% interest in PVI Latin America for the 40% interest in the rest of PVI that it did not already own.

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Years Ended December 31,
	2005	2004	2003
Intersegment revenues
Telecommunications Services	$2,420	$7,123	$5,197
Rainbow	48,547	62,650	50,105
Madison Square Garden	98,661	93,559	103,637
	$149,628	$163,332	$158,939

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2005	2004	2003
Adjusted operating cash flow from continuing operations (unaudited)
Telecommunications Services	$1,412,199	$1,226,790	$1,046,158
Rainbow	157,863	95,522	56,145
Madison Square Garden	120,440	170,057	67,626
All Other (b)	(77,494)	(67,411)	(47,485)
	$1,613,008	$1,424,958	$1,122,444

	Years Ended December 31,
	2005	2004	2003
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(843,177)	$(786,485)	$(780,671)
Rainbow	(114,090)	(213,161)	(91,520)
Madison Square Garden	(62,834)	(45,445)	(52,273)
All Other (c)	(64,203)	(92,849)	(118,386)
	$(1,084,304)	$(1,137,940)	$(1,042,850)

	Years Ended December 31,
	2005	2004	2003
Stock expense included in continuing operations
Telecommunications Services	$(14,009)	$(16,478)	$(22,529)
Rainbow	(6,488)	(7,905)	(10,498)
Madison Square Garden	(3,990)	(3,441)	(7,119)
All Other (c)	(2,212)	(6,490)	(2,304)
	$(26,699)	$(34,314)	$(42,450)

	Years Ended December 31,
	2005	2004	2003
Restructuring credits (charges) included in continuing operations
Telecommunications Services	$(295)	$(736)	$(2,923)
Rainbow	(104)	(909)	48
Madison Square Garden	(366)	(4,146)	(3,735)
All Other (c)	1,198	5,640	(4,115)
	$433	$(151)	$(10,725)

	Years Ended December 31,
	2005	2004	2003
Operating income (loss) from continuing operations
Telecommunications Services	$554,718	$423,091	$240,035
Rainbow	37,181	(126,453)	(45,825)
Madison Square Garden	53,250	117,025	4,499
All Other (b)	(142,711)	(161,110)	(172,290)
	$502,438	$252,553	$26,419

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Years Ended December 31,
	2005	2004	2003
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$645,149	$413,663	$198,709
Other operating loss (b)	(142,711)	(161,110)	(172,290)
Operating income	502,438	252,553	26,419

Items excluded from operating income (loss):
Interest expense	(640,015)	(635,960)	(615,668)
Interest income	16,913	8,568	14,689
Equity in net income (loss) of affiliates	3,286	(12,991)	429,732
Gain (loss) on sale of programming and affiliate interests, net	64,968	2,232	(13,644)
Gain (loss) on investments, net	(138,312)	134,598	235,857
Write-off of deferred financing costs	—	(18,961)	(388)
Gain (loss) on derivative contracts, net	119,180	(165,305)	(208,323)
Loss on extinguishment of debt	—	(78,571)	—
Minority interests	(5,034)	(65,568)	(24,690)
Miscellaneous, net	828	46	3,719
Loss from continuing operations before income taxes and dividend requirements	$(75,748)	$(579,359)	$(152,297)

(b)                     Includes the operating results of Clearview Cinemas, PVI Virtual Media and unallocated corporate general and administrative costs.  It also includes costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

(c)                      Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, certain corporate expenses/credits and certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

	December 31,
	2005	2004
Assets
Telecommunications Services	$4,567,827	$4,575,985
Rainbow	2,576,044	3,078,389
Madison Square Garden	1,893,525	1,821,500
Corporate, other and intersegment eliminations	884,675	1,451,772
Assets held for sale	7,557	436,852
	$9,929,628	$11,364,498

	Years Ended December 31,
	2005	2004	2003
Capital Expenditures
Telecommunications Services	$695,327	$621,480	$775,441
Rainbow	29,063	44,313	44,106
Madison Square Garden	20,993	12,153	6,578
Corporate and other	23,909	19,568	5,962
	$769,292	$697,514	$832,087

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

NOTE 21.              INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2005 and 2004:

	March 31,	June 30,	September 30,	December 31,	Total
2005:	2005	2005	2005	2005	2005

Revenues, net	$1,213,198	$1,231,967	$1,243,201	$1,487,545	$5,175,911
Operating expenses	(1,138,299)	(1,124,390)	(1,136,021)	(1,274,763)	(4,673,473)
Operating income	$74,899	$107,577	$107,180	$212,782	$502,438

Income (loss) from continuing operations	$(71,548)	$506	$(44,889)	$68,591	$(47,340)
Income (loss) from discontinued operations, net of taxes	(30,046)	240,109	427	4,743	215,233
Net income (loss) applicable to common shareholder	$(101,594)	$240,615	$(44,462)	$73,334	$167,893

	March 31,	June 30,	September 30,	December 31,	Total
2004:	2004	2004	2004	2004	2004

Revenues, net	$1,146,570	$1,163,582	$1,117,485	$1,322,400	$4,750,037
Operating expenses	(1,141,571)	(965,373)	(1,017,987)	(1,372,553)	(4,497,484)
Operating income (loss)	$4,999	$198,209	$99,498	$(50,153)	$252,553

Loss from continuing operations	$(100,447)	$(140,107)	$(25,740)	$(153,382)	$(419,676)
Income (loss) from discontinued operations	(12,097)	(31,423)	(20,930)	(134,607)	(199,057)
Loss before extraordinary item	(112,544)	(171,530)	(46,670)	(287,989)	(618,733)
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	(7,436)
Net loss applicable to common shareholder	$(119,980)	$(171,530)	$(46,670)	$(287,989)	$(626,169)

First quarter 2004 results include an extraordinary loss on investment, net of tax of $7,436 (see Note 3).

NOTE 22.              OTHER MATTERS

In the second quarter of 2004, Madison Square Garden received $54,052 in cash in connection with the New York Mets’ notice of termination of their broadcast rights agreement with Madison Square Garden.  The termination of the rights agreement was effective at the end of the 2005 baseball season.  As a result of the termination notice, the Company recorded a reversal of a purchase accounting liability of $41,788 related to this broadcast rights agreement.  These items have been reflected as other operating income in the Company’s 2004 consolidated statement of operations.

On July 29, 2005, the National Basketball Association (“NBA”) and the National Basketball Players Association entered into a new 6-year Collective Bargaining Agreement (“NBA CBA”) with the NBA’s option to extend it to 7 years.  Among other changes, the new NBA CBA changed the way luxury tax on player salaries is calculated.  Under the expired NBA CBA, if the relationship of league-wide player salaries to defined league-wide basketball related income (“BRI”) exceeded a specified percentage, teams whose salaries exceeded this specified percentage of BRI (team tax trigger) were required to pay a dollar-for-dollar luxury tax to the extent its salaries exceeded the team tax trigger.  Under the new NBA CBA, teams pay a dollar-for-dollar luxury tax each year in which they exceed the team tax trigger, regardless of the relationship of league wide player salaries to BRI.  While Madison Square Garden did not pay a luxury tax for the 2004-2005 season, it did pay approximately $35,000 for the 2003-2004 season.  Based on the new NBA CBA, Madison Square Garden anticipates paying a luxury tax for the 2005-2006 season (the amount was estimated to be approximately $35,000 at December 31, 2005).  In the third quarter of 2005, Madison Square Garden accrued $12,900 in luxury tax for a player who had previously been waived but whose salary for the 2005-2006 and 2006-2007 seasons will nevertheless be subject to luxury tax under the new NBA CBA.  When the season began, in the fourth quarter of 2005, Madison Square Garden began accruing its estimated luxury tax for its other players for the 2005-2006 season.

Effective September 16, 2004 the National Hockey League (“NHL”) commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players’ Association (“NHL Players’ Association”).  The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004-2005 season.  On July 22, 2005, the NHL and NHL Players’ Association executed a 6-year collective bargaining agreement (“NHL CBA”) ending the lockout.  The NHL Players’ Association has the right to terminate the NHL CBA after 4 years or extend it to 7 years.  The new NHL CBA includes an automatic 24% salary reduction for existing player contracts and establishes a team salary cap for each season based on a percentage of hockey-related revenues.  The team salary cap for the 2005-2006 season is approximately $39,000.  The new NHL CBA also provides for a revenue sharing system by which the top ten teams in terms of gross preseason and regular season revenue (as defined in the NHL CBA), will be required to contribute to a fund which will be distributed to other teams under certain circumstances.  The Company currently expects that its NHL team will be one of the top ten revenue teams in the NHL in 2005/06 and will be required to contribute approximately $4,400 to the revenue sharing fund.

In October 2004, Fox Sports Net Chicago’s agreements with two major suppliers of distribution rights to certain live sporting events were terminated.  Fox Sports Net Chicago expects to continue its operations with other sports programming content.  Fox Sports Net Chicago’s revenues have declined substantially as a result of the termination by two of its significant customers that declined to carry Fox Sports Net Chicago without these distribution rights agreements and due to an ongoing affiliation agreement dispute with a cable operator who has stopped making payments.

On September 29, 2005, AMC and Time Warner Entertainment, L.P. settled existing litigation whereby the Company simultaneously entered into 11 separate agreements with Time Warner.  These agreements included amendments and enhancements to existing affiliation agreements for some of the Company’s programming services and new affiliation agreements and new distribution for other programming services of the Company.  The amendments included a long-term extension of Time Warner’s affiliation agreement with AMC with rate and positioning terms that are favorable to AMC.  Because of the long-term benefits to the Company from the extension and enhancement of the AMC agreement, substantially all of the required payments ($74,000 is payable to Time Warner over the 2005-2007 period) attributable to AMC have been capitalized as deferred carriage fees and will be amortized as a reduction to revenue over the remaining 13 year life of the extended AMC agreement.

On June 19, 2005, Cablevision received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in Cablevision following a pro rata distribution to all Cablevision stockholders of Rainbow Media Holdings.  Cablevision’s Board of Directors appointed a special transaction committee of independent directors to review the proposal.  The special transaction committee retained Lehman Brothers Inc. and Morgan Stanley as its financial advisors and Willkie Farr & Gallagher LLP as its legal counsel.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal to acquire the outstanding, publicly-held interests in Cablevision following a pro rata distribution of Rainbow Media Holdings.  In this letter, the Dolan Family Group also recommended that Cablevision’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all stockholders.

On October 31, 2005, Cablevision’s Board of Directors authorized management to take all steps that would be necessary to implement a $3 billion special dividend payable pro rata to all stockholders subject to (i) satisfying applicable legal standards, (ii) obtaining the necessary financing on terms and conditions acceptable to the Board, (iii) establishment by the Board of the record date, payment date and final dividend declaration of the special dividend in accordance with applicable New York Stock Exchange requirements, and (iv) final Board approval after completion of its ongoing analysis of the proposed dividend.

In December 2005, the Company announced that during the course of preparing for the financing of its proposed special dividend, it ascertained that there were certain technical covenant violations under the Company’s existing bank credit agreement and certain possible technical covenant violations under other debt instruments.  The Company immediately began a comprehensive covenant compliance review, including seeking waivers under its bank credit agreement and seeking waivers under its other debt instruments, if required.  As a result of these matters, on December 18, 2005, the Company’s Board of Directors decided not to proceed with the proposed special dividend or an announced senior note offering.

On January 31, 2006, the Company completed the comprehensive debt covenant compliance review discussed above.  See Note 9.

The Company’s Board of Directors is expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  There can be no assurance that the Board will decide to move forward with a special dividend or as to the size or timing of any dividend.  If the Board of Directors of Cablevision declares a special dividend, all of the funds to pay that dividend will have to be raised from new bank borrowings and/or issuance of new debt securities.

NOTE 23.              SUBSEQUENT EVENTS

On February 24, 2006, the Company entered into a $2,400,000 replacement bank facility (“New Restricted Group Credit Facility”) which was used to refinance its existing Credit Agreement in its entirety.  The three components of the New Restricted Group Credit Facility are direct obligations of the Company, are guaranteed by most Restricted Group subsidiaries and are secured by the pledge of the stock of the substantial majority of Restricted Group subsidiaries.  Each of the revolving credit facility and the two term loans mature in February 2012.  The $1,000,000 revolver has no interim amortization while the $1,000,000  term A-1 loan has amortization payments of 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year.  The $400,000 term A-2 loan is subject to quarterly amortization payments totaling 1% each year.  Principal financial covenants include (i) maximum total leverage of 7.50 times cash flow through September 30, 2006 stepping down to 7.25 times in the event the Company pays a special dividend to Cablevision or 6.25 times in the event no special dividend is made with, in each case, subsequent stepdowns over the life of the facility and (ii) minimum ratios for cash flow to interest expense and cash flow to debt service expense.  These covenants and restrictions on the permitted use of borrowed funds may limit our ability to utilize all of the undrawn funds.  Additional covenants include limitations on liens and the issuance of additional indebtedness.  There are generally no restrictions on investments that the Restricted Group may make, provided it is not in default.  The Restricted Group can make distributions or other restricted payments so long as the Company is not in default but there is a limitation (initially $200,000) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 times through September 30, 2006 and 6.0 times thereafter.  The $200,000 limitation does not apply to restricted payments used by the Company to make scheduled payments of principal or interest on its indebtedness.