Form 10-K
period 2007-12-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2008-02-28
CIK 784681, 1053112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Cablevision Systems Corporation	☐
CSC Holdings, Inc.	☐

Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company.  See definition of large accelerated filer and accelerated filer in Exchange Act Rule 12b-2.

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller reporting company

Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☐	No ☐
CSC Holdings, Inc.	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☒	No ☐	Yes ☐	No ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2007:  $8,046,527,423

Number of shares of common stock outstanding as of February 22, 2008:

Cablevision NY Group Class A Common Stock—	230,986,510
Cablevision NY Group Class B Common Stock—	63,265,676
CSC Holdings, Inc. Common Stock—	11,595,635

CSC Holdings, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

Documents incorporated by reference - Cablevision Systems Corporation intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part II, Item 5 and Part III of Form 10-K filed under cover of Form 10-K/A.

*                 Some or all of these items are omitted because Cablevision intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part II, Item 5 and Part III of Form 10-K filed under cover of Form 10-K/A.

PART I

Item 1.

Business

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”).

Cablevision Systems Corporation

Cablevision Systems Corporation is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding common stock of CSC Holdings and its liabilities include $1.5 billion of senior notes issued in April 2004.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is a Delaware corporation which was organized in 1985 and is one of the largest cable operators in the United States based on the number of basic video subscribers.  We also operate cable programming networks, entertainment businesses and telecommunications companies.  As of December 31, 2007, we served approximately 3.1 million basic video subscribers in and around the New York City metropolitan area, making us the fifth largest cable operator in the United States based on the number of basic video subscribers.  We believe that our cable television systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of basic video subscribers).  Through our wholly-owned subsidiary, Rainbow Media Holdings LLC (“Rainbow Media Holdings”), we own interests in and manage numerous national and regional programming networks, the Madison Square Garden sports and entertainment businesses and cable television advertising sales companies.  Through Cablevision Lightpath, Inc. (“Lightpath”), our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market.

We classify our business interests into three segments:  Telecommunications Services; Rainbow; and Madison Square Garden.

Our Telecommunications Services segment includes CSC Holdings’ cable television business, including its video, high-speed data, and Voice over Internet Protocol (“VoIP”) and the operations of the commercial telephone and high-speed data services provided by Lightpath.

Our Rainbow segment consists principally of our interests in national programming services - AMC, WE tv, IFC, fuse and VOOM, regional news programming businesses and through June 30, 2007, regional sports programming businesses and investments held by Rainbow Media Holdings.  Rainbow also includes a local advertising sales representation business.

Our Madison Square Garden segment owns and operates the Madison Square Garden Arena and the adjoining WaMu Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women’s basketball team, the Hartford Wolf Pack professional hockey team, the regional sports programming networks Madison Square Garden Network and Fox Sports Net New York (collectively, “MSG Networks”), and MSG Entertainment (which operates Radio City Music Hall and the Beacon Theatre in New York City under long-term leases and, since October 2007, owns and operates the Chicago Theatre in Chicago, Illinois).  Madison Square Garden is a wholly-owned subsidiary of Rainbow Media Holdings.

In addition, we own or have interests in the following businesses and assets:

•                  the motion picture theater business of Clearview Cinemas, which operates 49 movie theaters containing 252 screens,

•                  PVI Virtual Media Services LLC, which markets a real time video insertion system that places computer generated electronic images into telecasts of sporting events and other programming, and

•                  the common stock of Comcast Corporation and General Electric Company which we received in connection with asset sales in prior years and which we monetized through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective stock.

Telecommunications Services

General

Cable television is a service that delivers multiple channels of video programming to subscribers who pay a monthly fee for the services they receive.  Video signals are received over-the-air, by fiber optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers’ television sets.  Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local and state governmental authorities for specified periods of time.

Our cable television systems offer varying packages of service marketed under the Optimum and iO brand names, which may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax.  We also offer iO-branded digital video service, which enables customers to receive video on demand and subscription video on demand services, as well as additional viewing channels.

Our cable television revenues are derived principally from monthly fees paid by subscribers.  In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, video on demand and subscription video on demand program services, from the sale of advertising time on advertiser supported programming and from installation and equipment charges.  Certain services and equipment provided by substantially all of our cable television systems are subject to regulation.  See “Regulation - Cable Television.”

We also provide high-speed data services using our cable television broadband network.  High-speed data services are provided to customers through a cable modem device.  The high-speed data service, marketed as “Optimum Online”, served approximately 2.3 million subscribers at December 31, 2007 for an overall penetration rate of 48.8% of the homes passed by our cable television network.  We believe that our high-speed data service penetration has been driven by superior quality and speed and, in part, by a large number of customers installing the necessary equipment without the need for a service call.

In addition, the Company offers VoIP technology services exclusively to our Optimum Online subscribers, marketed as “Optimum Voice.”  As of December 31, 2007, we provided Optimum Voice services to approximately 1.6 million customers for an overall penetration rate of 34% of the homes passed by our cable television network.

Through Optimum Lightpath, a business broadband service provider, we provide telecommunications services to the business market in the greater New York City metropolitan area.  Lightpath provides converged data, Internet and voice solutions to mid-sized and large businesses, hospital systems, municipalities, and school systems.  As of December 31, 2007, Lightpath serviced over 2,550 buildings.

Optimum Lightpath has built an advanced fiber optic network extending more than 2,950 route miles (137,000 fiber miles) throughout the New York Metropolitan area.  Optimum Lightpath provides scalable advanced Metro Ethernet services that support a variety of business applications.  Metro Ethernet enables organizations to replace older phone line technology with a single IP based solution that satisfies their telecommunications needs, including voice, video, data and Internet.  Because Optimum Lightpath builds its wholly owned fiber optic network directly into customers’ office locations, it can deliver its Metro Ethernet services at high speeds (from 10Mbps up to 10Gbps), while offering cost savings over traditional services.

The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations as of the dates indicated.

	As of December 31,
	2007	2006	2005
	(in thousands, except per subscriber amounts)
Revenue Generating Units:
Basic Video Customers (1)	3,123	3,127	3,027
iO Digital Video Customers	2,628	2,447	1,963
Optimum Online High-Speed Data Customers	2,282	2,039	1,694
Optimum Voice Customers	1,592	1,209	731
Residential Telephone Customers	—	5	8
Total Revenue Generating Units	9,625	8,827	7,423

Customer Relationships (2)	3,317	3,300	3,175

Homes Passed by Cable (3)	4,679	4,562	4,484

Penetration:
Basic Video to Homes Passed	66.8%	68.5%	67.5%
iO Digital to Basic Penetration	84.1%	78.2%	64.8%
Optimum Online to Homes Passed	48.8%	44.7%	37.8%
Optimum Voice to Homes Passed	34.0%	26.5%	16.3%

Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$125.10	$115.30	$100.46

(1)                      Basic video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(2)                      Number of customers who receive at least one of the Company’s services, including business modem only customers.

(3)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      Average monthly revenue per basic video customer is calculated by dividing the U.S. generally accepted accounting principles (“GAAP”) revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath, for the fourth quarter of each year presented by the average monthly number of basic video customers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude the Company’s Lightpath operations because Lightpath’s third-party revenues are unrelated to the Company’s cable television system customers.

Subscriber Rates and Services; Marketing and Sales

Basic Cable

Our cable television systems offer a government mandated broadcast basic level of service which generally includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

All of our cable television systems also offer an expanded basic package of services, generally marketed as “Family Cable”, which includes, among other programming, certain news, information, entertainment, and sports channels such as CNN, AMC, CNBC, Discovery, ESPN and MTV.  For additional charges, our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax, which may be purchased either individually or in tiers.

iO, TV

iO, TV, our digital video service, is available to Cablevision’s entire service area.  We ended 2007 with approximately 2.6 million iO subscribers.

The digital video programming services currently offered to subscribers include:

•                  over 360 channels of entertainment,

•                  over 50 additional movie channels including multiple channels (“multiplexes”) of HBO, Showtime, Cinemax, Starz!/Encore and The Movie Channel,

•                  access to hundreds of titles each month on demand, featuring hundreds of movies, and subscription video on demand programming including HBO On Demand, Showtime On Demand, Cinemax On Demand, Disney Channel On Demand, Anime On Demand, Howard TV On Demand, Playboy TV on Demand, IFC in Theaters on Demand, WWE 24/7 on Demand, The Jewish Channel on Demand, and here! TV On Demand,

•                  over 150 hours of special interest programming on demand including free on demand programming from Thirteen on Demand, Thirteen Kids On Demand, Nick on Demand, MTV Tr3s on Demand, WE tv on Demand, fuse, TV Guide Spot, Sportskool, and Local on demand,

•                  48 channels of uninterrupted commercial-free digital music from Music Choice,

•                  iO Sports Pak - 12 sports channels featuring college sports, golf, soccer, extreme sports and recreational activities,

•                  optional sports packages from the National Basketball Association (“NBA”), National Hockey League (“NHL”), Major League Baseball (“MLB”), Major League Soccer (“MLS”) and college football and basketball,

•                  iO en espanol- over 35 Spanish language channels including programming from Latin America, the Caribbean, Mexico, and featuring latino video on demand content,

•                  19 channels of international programming from around the world, with channels from Korea, Russia, China, Portugal, Italy, Poland, Japan and India/Southeast Asia,

•                  45 channels available in high definition, including local channels such as WCBS, WABC, WNBC, WNYW (FOX), the CW, My9 and WNET (PBS), as well as local sports channels, Madison Square Garden Network, YES Network, SportsNet NY and Fox Sports Net New York.  Offerings also include high definition channels from HBO, Cinemax, Showtime, The Movie Channel, Starz!, Universal, ESPN, ESPN2, HGTV, CNN,  Food Network, Mojo, Versus/Golf Channel, National Geographic Channel, HD Theater, TNT, TBS, as well as 15 HD channels offered by VOOM HD Networks. In addition, high definition movies are available on demand for an additional fee,

•                  a collection of enhanced television applications including News 12 Interactive (formerly Metro Traffic and Weather), iO dashboard, iO Showcase, Optimum Autos, Optimum Homes, CNET TV,  Hollywood.com TV and Broadway.com TV,

•                  DVR for iO service, giving subscribers the ability to record, pause and rewind live television, and

•                  iO Games, a wide variety of interactive games offered in distinct packages including the Arcade Pak, Casino Pak, Variety Pak, Hits Pak, Sesame Street Games Pak and Logic Pak.

With a large range of packages, iO TV offers over 360 channels from which to choose.

Packaging of the iO TV product includes the iO Gold package currently priced at $92.95 per month.  iO Gold features over 280 all digital channels, including more than 50 premium movie channels and  45 high definition television (“HDTV”) programming services.  iO Silver, currently priced at $72.95 per month, includes everything in iO Gold except for NBA TV, Flix and premium movie channels from Showtime, Cinemax and The Movie Channel.

The currently priced $10.95 per month iO package (which is included in iO Gold and iO Silver) can be added to any level of cable service and includes an additional 36 digital video channels, 48 digital music channels from Music Choice, and access to video on demand programming, including ‘free’ on demand programming such as fuse on Demand and PBS (Thirteen on Demand) as well as iO’s enhanced television services such as iO Games and interactive news and weather sites.  Discount and promotional pricing is available when iO is combined with other service offerings.

Since our network serving our existing cable television systems is substantially upgraded to provide advanced digital video services, our sales efforts are primarily directed toward increasing our penetration to homes passed for all of our existing services.  We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online

Optimum Online is our high-speed Internet access for the home.  Optimum Online connects customers to the Internet using the same network that delivers our cable television service.  It is significantly faster than digital subscriber line (“DSL”) and traditional dial-up services.  Optimum Online is available to Cablevision’s entire service area.

Our plant is designed for download speeds to a maximum of 15Mbps downstream and 2Mbps upstream for our Optimum Online level of service and a maximum of 30Mbps downstream and 5Mbps upstream for our Optimum Online Boost level of service. We also provide Optimum Online Ultra (50Mbps/50Mbps) by special order.

Optimum Online is currently priced at $49.95 per month on an a la carte basis with Optimum Online Boost available for an additional charge of $14.95 per month.  Discount and promotional pricing is available when Optimum Online is combined with other service offerings.

We ended 2007 with approximately 2.3 million Optimum online subscribers.

Optimum Voice

Optimum Voice is a VoIP service available exclusively to Optimum Online subscribers that offers unlimited local, regional and long-distance calling within the United States, Puerto Rico and Canada with popular calling features at one low, flat monthly rate.

With Optimum Voice, customers can call anywhere within the United States, Puerto Rico and Canada, any time of the day or night, and talk as long as they like at the current price of $34.95 a month.  Discount and promotional pricing is available when Optimum Voice is combined with other service offerings.

Optimum Voice includes the following premium calling features, plus “My Optimum Voice”:

•                  Enhanced Voicemail

•                  Call Waiting

•                  Caller ID

•                  Caller ID Blocking

•                  Call Return

•                  Three-Way Calling

•                  Call Forwarding

•                  Anonymous call blocker - blocks all calls to a Voice customer where a calling party does not display their name or number

•                  Anonymous calling - hides the Voice customer’s name and number on all calls they make

•                  Find me - allows calls to a Voice customer’s phone number to ring up to three additional phone lines, such as a cell phone or work number, simultaneously

•                  Call waiting with caller ID

•                  Busy Redial

•                  VIP Ringing - a Voice customer can designate up to a certain number of telephone numbers to ring with a second, distinct ringtone

My Optimum Voice allows customers to easily manage calling features and receive voicemails via the Internet.  Customers can view all their call details at their convenience.

Optimum Voice World Call provides flat-rate international calling to anywhere in the world, for $19.95 per month (250 minutes per month).

Optimum Voice is available to Cablevision’s entire service area.  We ended 2007 with approximately 1.6 million Optimum Voice customers.

Bundled Offers

We offer several promotional packages with discounted pricing to customers who subscribe to one or more of our products as compared to the a la carte prices for each individual product.  Our “Optimum Triple Play” family package currently offers iO TV, Optimum Online and Optimum Voice for $29.95 per month for each for the first twelve months when purchased together.  A promotional package currently offers Optimum Online and Optimum Voice for $29.95 per month for each for the first twelve months when purchased together.  We also offer other pricing discounts for certain products that are added to existing service.

System Capacity

Our cable plant network uses state of the art technology including fiber optic cable.  The network is a minimum of 750 MHz two-way interactive system offering a combination of analog and digital channels, high-speed data and voice services.

Programming

Adequate programming is available to the cable television systems from a variety of sources, including from Rainbow Media Holdings, our wholly-owned subsidiary.  Program suppliers’ compensation is typically a fixed, per subscriber monthly fee (subject to contractual escalations) based, in most cases, either on the total number of basic video subscribers of the cable television systems, or on the number of subscribers subscribing to the particular service.  The programming contracts are generally for a fixed period of time and are subject to negotiated renewal.  Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors.

Franchises

The Company’s cable television systems are operated in New York, New Jersey and Connecticut under non-exclusive franchise agreements with state and/or municipal franchising authorities.  Franchise agreements usually require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of up to 5% of certain of our revenues that are derived from the operation of the system within such locality.  The Company generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

Franchise agreements are usually for a term of five to fifteen years from the date of grant; most are ten years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by federal and state law.  As of December 31, 2007, our ten largest franchise areas comprise approximately 47% of our total basic video customers and of those, three franchises, comprising approximately 198,000 basic video customers, are expired.  We are currently operating in these franchise areas under temporary authority.  In 2008, our franchise authority to serve 679,000 customers (as of December 31, 2007) in our largest municipality is scheduled to expire.  The Company has never lost a franchise for an area in which it operates.  Historically, expired franchises have routinely been renewed.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted and franchise agreements sometimes expire before a renewal is negotiated and finalized.  State laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue “formal” franchise remedies under federal law.  Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See “Regulation - Cable Television.”  Despite the Company’s efforts and the protections of federal law, it is possible that one or more of the Company’s franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.

Rainbow

General

We conduct our programming activities through Rainbow Media Holdings.  Rainbow Media Holdings’ businesses include ownership interests in national programming networks and regional news networks.

Rainbow Media Holdings’ national entertainment programming networks include AMC, WE tv, IFC, fuse, VOOM HD Networks, Lifeskool and sportskool.

Rainbow Media Holdings owns News 12, 24-hour local news, traffic and weather services dedicated to covering areas within the New York metropolitan area and also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company.

The following table sets forth estimated subscriber information as of December 31, 2007, 2006 and 2005 for Rainbow Media Holdings’ programming businesses.  These businesses are wholly-owned subsidiaries of Rainbow Media Holdings, except as noted below.

	Viewing Subscribers (a)
	2007	2006	2005
	(in thousands)
Programming and Related Businesses
National Entertainment Programming Networks:
AMC	84,400	81,100	77,200
WE tv	57,200	52,700	50,900
IFC	44,600	40,100	37,300
fuse	47,000	42,000	35,500
VOOM HD Networks (b)	2,100	300	25
Lifeskool	10,000	4,700	4,800
sportskool	26,000	20,100	12,300

Regional Sports Networks:
Madison Square Garden Network/Fox Sports Net New York (c)	15,800	15,300	14,700

Regional News Services:
News 12 Services	3,900	3,800	3,700
News 12 Traffic and Weather	2,800	2,800	2,600

(a)                      Represents the number of subscribers to distributors’ systems that receive the referenced programming network.

(b)                     Rainbow Media Holdings holds an 80% interest in the VOOM HD Networks and EchoStar Communications Corporation holds the remaining 20%.  See Note 3 to consolidated financial statements.

(c)                      Madison Square Garden Network and Fox Sports Net New York are part of the Company’s Madison Square Garden segment.

National Entertainment Programming Networks

AMC

With a comprehensive library of popular films, AMC offers movie-based entertainment for movie lovers.

AMC is available on cable television and other distribution platforms such as direct broadcast satellite (“DBS”) and video programming offered by telephone companies in the United States, and in the fourth quarter of 2006 and the first quarter of 2007, the AMC service was launched by certain cable television operators in Canada.  It is principally carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network.  Affiliate revenues are based on fees paid by the distributors for the right to carry the programming.

AMC’s film library consists of films that are licensed from major studios such as Twentieth Century Fox, Warner Bros., Sony (MGM), NBC Universal, Paramount, and Buena Vista under long-term contracts, with sufficient films under contract as of December 31, 2007 to meet its minimum film programming needs through approximately midyear 2010.  AMC generally structures its contracts for the exclusive cable television right to carry the films during identified windows. AMC’s programming also includes Emmy and Golden Globe award winning/nominated originals such as the dramatic series Mad Men, the mini-series Broken Trail and the Hollywood news/talk show Shootout.

WE tv

WE tv is a 24-hour entertainment network for women.  The programming is available on multiple platforms and features films, original series and specials.

WE tv has licensed exclusive films and off-network series from major studios such as Twentieth Century Fox, NBC Universal and Warner Bros., as well as independent studios like Miramax and New Line to supplement its slate of original programming.  WE tv’s library has sufficient films licensed under contract as of December 31, 2007 to meet WE tv’s minimum film programming needs through approximately the end of the first quarter of 2011.  WE tv’s primetime schedule includes original programming with the most successful series being Bridezillas, Secret Lives of Women, Platinum Weddings, John Edward Cross Country and Ugliest House on the Block.  Additionally, WE tv’s programming includes acquired series such as Hope & Faith, Dharma & Greg, Rich Bride, Poor Bride and My Big Fat Fabulous Wedding.

IFC

IFC was the first network dedicated to independent films and related programming.  IFC presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, “cult classics” and originally produced programs which chronicle independent film trends.

IFC’s film library includes titles from IFC Entertainment’s film production, film distribution and VOD businesses, as well as from leading independent film studios like Miramax, MGM/UA, Lionsgate and New Line, with sufficient films under contract as of December 31, 2007 to meet its minimum film programming requirements needs through approximately the end of the first quarter of 2010.  IFC also features exclusive live coverage of notable international film events like the Cannes Film Festival and the Independent Spirit Awards as well as original series such as The Henry Rollins Show, The Minor Accomplishments of Jackie Woodman, Gunslinger Girl and The Whitest Kids U’Know, and original documentaries such as This Film Is Not Yet Rated, Heavy Load and At the Death House Door.

fuse

fuse is a viewer-influenced multi-platform, music television network, featuring music videos, artist interviews, live concerts, series and specials.  fuse is a destination for established and emerging artists.

VOOM HD Networks

VOOM HD Holdings LLC (“VOOM HD”) currently offers a suite of 15 channels, produced exclusively in high definition and marketed for distribution to DBS and cable operators (“VOOM”).  The VOOM channels range from extreme sports and fashion to art and movies offering action sports on Rush HD; live sports coverage from arenas around the globe on Worldsport HD; a portal into intriguing people and extraordinary landscapes on Equator HD; cartoon worlds in detail on Animania HD; the world of art on Gallery HD; live auctions and original series for and about people with a passion for collecting on

Treasure HD; 24/7 news shot in HD on HDNews; immersive pop music concerts on Rave HD; fashion, beauty and style on Ultra HD; the virtual worlds of video gaming on Gameplay HD; plus a selection of special interest, commercial-free HD movie channels, including a hi-definition film festival on Film Fest HD, award-winning and top-performing movies without borders on World Cinema HD, martial arts action on Kung Fu HD, movies and entertainment for the whole family on Family Room HD and movies on Monsters HD.  Currently, VOOM is available in the United States only on the Company’s cable television systems and EchoStar Communications Corporation’s (“EchoStar”) DISH Network.

In 2005, subsidiaries of the Company entered into agreements with EchoStar by which EchoStar acquired a 20% interest in VOOM HD and agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar for such distribution provides that if VOOM HD fails to spend $100 million per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500 million in the aggregate, on VOOM, EchoStar may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD filed a lawsuit against EchoStar asserting that EchoStar did not have the right to terminate the affiliation agreement.  That lawsuit is pending, as is the court’s decision on VOOM HD’s motion for a preliminary injunction.  Separately, on February 1, 2008, EchoStar began to distribute VOOM in a manner that the Company believes violates EchoStar’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.

Regional News Services

The regional news services provided by the Company include News 12 Long Island, News 12 New Jersey, News 12 Westchester, News 12 Connecticut, News 12 The Bronx and News 12 Interactive, as well as News 12 Traffic and Weather (collectively, the “News 12 Networks”).  The News 12 Networks are 24-hour local news, traffic and weather services dedicated to covering areas within the New York metropolitan area.

Regional Sports Networks

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company owns 100% of Madison Square Garden (which includes Madison Square Garden Network and Fox Sports Net New York), and through June 2007, had owned 50% of Fox Sports Net New England and 60% of Fox Sports Net Bay Area.  Additionally, the Company no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners as a result of the restructuring.

In June 2007, the Company, through Rainbow Media Holdings, completed the sale to Comcast Corporation (“Comcast”) of (i) its 60% interest in Fox Sports Net Bay Area, for a purchase price of $366.8 million (the “Bay Area Sale”) and (ii) its 50% interest in Fox Sports Net New England, for a purchase price of $203.3 million (the “New England Sale”), for an aggregate purchase price of approximately $570 million, plus certain additional consideration to Rainbow Media Holdings, and customary working capital adjustments.

Other Services

Video-On-Demand Services

Rainbow Media Holdings’ on-demand services include Lifeskool (formerly Mag Rack) and sportskool.  Lifeskool provides a variety of on-demand special interest television programming on a variety of topics including cars, motorcycles, personal relationships, children’s entertainment and music instruction.  sportskool features expert sports instruction, coaching and guidance for a wide range of sports and fitness activities.  These services are currently offered to Cablevision’s subscribers as well as carried by other operators.

IFC in Theaters distributes critically acclaimed independent films, with the added ease and convenience of on-demand functionality. IFC in Theaters titles are new independent films that are available on-demand on the same day that they are distributed theatrically. This service is currently offered to Cablevision’s subscribers as well as being carried by other operators. IFC in Theaters releases 24 titles per year, with films such as I Want Someone to Eat Cheese With, Unknown, Alone With Her and The Wind That Shakes the Barley.

IFC Entertainment encompasses Rainbow Media Holdings’ film distribution, production and video-on-demand exhibition businesses and was created to extend the IFC brand beyond television and to establish itself as a leader in the independent film community.

Rainbow Network Communications

Rainbow Network Communications, servicing primarily Rainbow Media Holdings’ programming offerings, is a full service network programming origination and distribution company.  Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing.  Rainbow Network Communications has a state of the art technology center that consolidates all master control/playback and uplink facilities in one location.  This center is fully digital which enables Rainbow Network Communications to process audio and video signals in both standard and high definition.

Madison Square Garden

Madison Square Garden is comprised of professional sports teams, a live entertainment company, and television networks.  The sports teams include the New York Knicks of the National Basketball Association ("NBA"), the New York Rangers of the National Hockey League ("NHL"), the Hartford Wolf Pack of the American Hockey League, and the New York Liberty of the Women's National Basketball Association.  In addition, Madison Square Garden owns and operates the Madison Square Garden Arena (the largest indoor arena in New York City), the WaMu Theater at Madison Square Garden and, effective October 2007, the Chicago Theatre in Chicago, Illinois.  It also leases and operates Radio City Music Hall and the Beacon Theatre in New York City.  Through June 30, 2007, it managed the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut).  The Madison Square Garden Arena hosts home games of the Knicks, Rangers and Liberty as well as a wide range of sports and entertainment events, including college basketball, boxing, and family shows. Madison Square Garden's entertainment business presents its proprietary Radio City Christmas Spectacular, which features the Radio City Rockettes, at Radio City Music Hall and in its touring Christmas productions.  The entertainment business also hosts a wide variety of other entertainment events at the Madison Square Garden Arena, the WaMu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and the Chicago Theatre, including concerts by such notable artists as The Police, Eric Clapton, Jimmy Buffet, Bruce Springsteen and Justin Timberlake, and other events such as Wintuk (a co-production between Madison Square Garden Entertainment and Cirque du Soleil), the Ringling Bros. and Barnum & Bailey Circus, the Tony Awards and the NFL Draft. MSG Media, which includes MSG Network and Fox Sports Net New York (which on March 10 will be renamed and relaunched as MSG Plus) features original sports and sports-related programming including the telecasting of games of the following professional sports teams: the New York Knicks, New York Rangers, New York Liberty, New York Islanders, New Jersey Devils and Buffalo Sabres.

Other Businesses and Assets

Clearview Cinemas operates 49 motion picture theaters containing 252 screens in the New York metropolitan area.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity, DTV Norwich LLC that holds FCC licenses in 46 metropolitan areas in the United States, including New York, Miami, Los Angeles, and Cleveland, to provide multi-channel video distribution and data service (“MVDDS”), which could be used to distribute video, data or other applications to subscribers via terrestrial transmission facilities and rooftop antennas.

PVI Virtual Media Services LLC is a wholly-owned subsidiary of the Company, which markets a real time video insertion system that through patented technology places computer generated electronic images into telecasts of sporting events and other programming.

We also own 21,477,618 shares of Comcast common stock acquired in connection with the sale of certain cable television systems and 12,742,033 shares of General Electric common stock acquired in connection with the sale of our interest in a national programming service.  All of these shares have been monetized pursuant to collateralized prepaid forward contracts.  See “Item 7A Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our monetization contracts.

Competition

Cable Television

Our cable television systems operate in an intensely competitive environment, competing with a variety of other television programming delivery systems, including satellite-delivered signals, delivery systems of incumbent telephone companies and broadcast television signals available to homes within our market by over-the-air reception.

DBS.  A primary competitor to our cable television systems is DBS services.  Two major DBS services, EchoStar and DirecTV, are available to the vast majority of our customers.  According to the Federal Communications Commission’s (“FCC”) most recent (2007) report on video competition, DBS providers serve over 29% of households that subscribe to multichannel video programming services.  These services each offer over 300 channels of programming, including programming that is substantially similar to the programming that we offer.  Federal laws permit DBS systems to retransmit local broadcast television signals to their customers.  This has also enhanced the competitive position of DBS.  Our ability to compete with these DBS services is also affected by the quality and quantity of programming available to us and to them.  Federal law also generally provides DBS operators with access to all satellite-delivered cable programming services.  One of these services, DirecTV, also has exclusive arrangements with the NFL that gives it access to programming that we cannot offer and similar deals for other sporting events have been announced or reported.

Incumbent Telephone Companies.  We face intense competition from two incumbent telephone companies.   Verizon and AT&T Inc., which offer video programming in addition to their voice and high-speed Internet access services to residential customers in our service area, compete across all of our telecommunications products.  Verizon has made promotional offers to customers in our service area and we expect that they may make additional promotional offers in the future.  The attractive demographics of the Company’s service territory make this region a desirable location for investment in video distribution technologies by these companies.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  For example, Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a quarter of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and through numerous local franchises in New York.  Verizon has so far not indicated any plans to offer video service in Connecticut.  AT&T has obtained authorization to provide video service throughout its Connecticut footprint, which includes most of our service area in Connecticut.  See “Regulation” and “Risk Factors - Our business is subject to extensive government regulation and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do” for a discussion of regulatory and legislative issues.  Verizon and AT&T also market DBS services in our service area.  Each of these companies has significantly greater financial resources than we do.

OVS.  In addition, competitive service providers that utilize the public rights-of-way can operate an “open video system” (OVS) subject only to selected portions of the federal regulations applicable to our cable systems, but still subject to certain local municipal franchising powers.  RCN Corporation is authorized to operate OVS systems that may compete with us in New York City.

Other Competitors.  Other sources of actual or potential video competition to cable television systems include broadcast television stations, private home dish earth stations, multichannel multipoint distribution services (“MMDS”), which deliver television programming over microwave super-high frequency channels received by subscribers with a special antenna, satellite master antenna television (“SMATV”) systems, which like MMDS generally serve large multiple dwelling units under an agreement with the landlord, and new services such as wireless local multipoint distribution service (“LMDS”), and MVDDS.  The statutory definition of a cable television system excludes facilities that do not use public rights-of-way.  This exempts wireless services from local franchise and other requirements applicable to cable television system operators.  No MVDDS systems have yet been commercially deployed in the United States.  Cable television systems also compete with entities that make digital video recorded movies and programs available for home rental or sale.

Another potential source of competition is the delivery of video programming over the Internet directly to subscribers.  There can be no assurance that the provision of video over the Internet or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data offering to consumers, Optimum Online, faces intense competition from other providers of high-speed Internet access, including services offered by local telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T, Earthlink, Wildblue, Clearwire, Qwest, Embarq, Windstream, Cincinnati Bell, Frontier, CenturyTel, and Hawaiian Telcom.  The FCC has allocated spectrum for use by licensed and unlicensed providers of wireless broadband service, including LMDS, MVDDS, Broadband Radio Service/Educational Broadband Service, Wireless Communications Service, and Digital Electronic Message Service, which, if offered within Cablevision’s service area, could compete with our high-speed data offering.

VoIP

Our VoIP service, Optimum Voice, faces intense competition from other providers of voice services, including local exchange carriers such as Verizon and AT&T and other competitive providers of voice services, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection from a cable company or other network.  Traditional wireline local exchange carriers and wireless providers have established customer relationships and existing network interconnection arrangements, which may give them an advantage in providing VoIP services.

Lightpath

Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers (“ILECs”), other competitive local exchange companies (“CLECs”) and long distance companies.  More specifically, Lightpath faces substantial competition from Verizon and AT&T, which are the dominant providers of local telephone and broadband services in their respective service areas.  ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

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

Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace, and competitive local exchange carriers.  In addition to the ILECs and CLECs, other potential competitors capable of offering voice and broadband services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users.  A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath.

Programming and Entertainment

Rainbow Media Holdings’ programming networks operate in highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system’s subscribers.  Second, our programming networks compete with other video programming distributors, including broadcasters and other programming entities, to secure desired entertainment and sports programming.  In each of these markets, some of our competitors are large publicly held companies that have greater financial resources than we do.   In addition, Rainbow Media Holdings competes with these entities for advertising revenue.

It is difficult to predict the future effect of technology on many of the factors affecting Rainbow Media Holdings’ competitive position.  For example, data compression technology has made it possible for most video programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space.  On the other hand, the addition of channel space could also increase competition for desired entertainment and sports programming and ultimately, for viewing by subscribers.  As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal.  Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership.

Distribution of Programming Networks

The business of distributing programming networks to cable television systems and other multichannel video programming distributors is highly competitive. Our programming networks face competition from other programming networks for the right to be carried by a particular cable system or other multichannel video programming distribution system, and for the right to be carried on the service tier that will attract the most subscribers.  Once our programming network is selected by a cable or other multichannel video programming distribution system for carriage, that network competes for viewers not only with the other channels available on the system, but also with off-air broadcast television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information, sporting events and entertainment.

Important to our success in each area of competition Rainbow Media Holdings faces are the prices we charge for our programming networks; the quantity, quality and variety of the programming offered on our networks; and the effectiveness of our networks’ marketing efforts.  The competition for viewers in the context of nonpremium programming networks directly correlates with the competition for advertising revenues with each of our competitors.

Our ability to successfully compete with other programming networks for distribution may be hampered because the cable television systems, DBS services or other systems through which distribution is sought may be affiliated with other programming networks.  In addition, because such affiliated cable television systems or DBS services may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated cable television or DBS services may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks.  Even if such affiliated cable television or DBS operators carry our programming networks, there is no assurance that such cable television or DBS operators would not place their affiliated programming network on a more desirable tier, thereby giving the affiliated programming network a competitive advantage over our own.

New or existing programming networks with affiliations to desired broadcasting networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreements giving the cable system or other distributor the right to carry a broadcast station affiliated with the broadcasting network.

An important part of our strategy involves exploiting identified niches of the viewing audience that are generally well-defined and limited in size.  Rainbow Media Holdings has faced and will continue to face increasing competition as other programming networks and online or other services are launched that seek to serve the same or similar niches.

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

Competition for Entertainment Programming Sources.  With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include national commercial broadcast television networks, local commercial broadcast television stations, the Public Broadcasting Service and local public television stations, pay-per-view programs, and other cable programming networks.  Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.  In the future, Internet-based video content distributors may also emerge as competitors for the acquisition of content or the rights to distribute content.

Competition for Sports Programming Sources.  Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks.  Madison Square Garden’s programming networks compete for local and regional rights for teams or events principally with national or regional cable networks that specialize in or carry sports programming; television “superstations” which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally.  Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters.  This gives them an advantage in obtaining broadcast rights for such teams or sports.  Owners of distribution outlets such as DBS and cable television systems may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems.

To remain competitive in acquiring rights to sports programming, Madison Square Garden’s programming networks attempt to secure long-term rights agreements with teams, leagues, athletic conferences and other sports program suppliers.  Madison Square Garden’s programming networks, however, are not always successful in doing so, and we cannot be assured that our strategy will enable Madison Square Garden’s programming networks to offer sports programming of the type and in the quantity or quality necessary for such networks to remain competitive.  In addition, the increasing amount of sports programming available on a national basis, including pursuant to national rights arrangements (e.g., NBA on ABC, ESPN and TNT and NHL on NBC and Versus), as part of league-controlled sports networks (e.g., NBA TV and NFL Network), and in out-of-market packages (e.g., NBA’s League Pass), may have an adverse impact on our competitive position as Madison Square Garden’s programming networks compete for distribution and for viewers.

In the New York market, the two local professional baseball teams have each organized their own cable television networks featuring the games of their teams.  This adversely affects the competitive position of Madison Square Garden’s programming networks in New York by denying or limiting our access to those games for our own networks and subjecting our networks to competition from these team-owned services.  On the other hand, the competitive position of Madison Square Garden’s programming networks is substantially enhanced by our ownership of the New York Knicks and the New York Rangers.

Competition for Advertising Revenue.  The financial success of our programming businesses also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of the competing programming and the availability of other entertainment activities.  A shift in viewer preferences could cause our programming to decline in popularity, which could cause a decline in advertising revenues and could jeopardize renewal of our contracts with distributors.  A decline in available advertising expenditures by advertisers could also cause a decline in advertising revenues regardless of a change in viewer preferences, especially from increased competition by other programmers providing similar programming.  In addition, our competitors may have more flexible programming arrangements, as well as greater volumes of production, distribution and capital resources, and may be able to react more quickly to shifts in tastes and interests.

Madison Square Garden - Sports and Entertainment Businesses

In addition to the competition faced by Madison Square Garden’s programming networks (as discussed above), Madison Square Garden sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which also supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing the professional sports teams’ results of operations.  The Madison Square Garden Arena, the WaMu Theater, Radio City Music Hall and the Beacon Theatre compete with other sports and entertainment venues in the New York metropolitan area. The Chicago Theatre competes with entertainment venues in the Chicago area. Competition is affected primarily by the quality of the sports and entertainment offered to consumers and, to a lesser extent, by factors such as price, arena quality and location.

Clearview Cinemas

Clearview Cinemas as a smaller, regional film exhibitor, competes with a number of large theater chains and independent theaters with respect to acquiring licenses to films and attracting patrons.  The principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theater chain and of the particular theater, quality of projection and sound equipment and the exhibitor’s ability and willingness to promote the distributor’s films.  Most of our competitors are in a stronger competitive position than Clearview Cinemas based upon these factors.  We believe that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theaters, theater comfort and environment, projection and sound quality, level of service and ticket price.  The theater exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated, on-demand and pay television; DVD and other home video systems; and the availability of films over the Internet.

Regulation

Cable Television

Our cable television systems are subject to extensive federal, state and local regulations.  Our systems are regulated under congressionally imposed uniform national guidelines, first set in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996.

The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today.

Franchising.  Regulatory responsibility for local aspects of the cable business such as franchisee selection, system construction, safety, and customer service remains with state and local officials.  New York, New Jersey and Connecticut laws provide for comprehensive cable regulation, including approval of transfers of our cable franchises and consumer protection legislation.  At the urging of Verizon and AT&T, New Jersey and Connecticut recently enacted laws that provide for streamlined video franchising on a statewide basis.  Cablevision is also eligible for streamlined franchising under these laws.  State and local franchising jurisdiction, however, must be exercised consistently with federal law.  The Federal Cable Act authorizes states or localities to franchise our cable television systems on a non-exclusive basis but sets limits on their franchising powers.  It sets a ceiling on franchising authorities imposing franchise fees of not more than 5% of our gross revenues from our provision of cable television service.  It prohibits states and localities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.  Our franchising authorities cannot grant an exclusive cable franchise to us and cannot unreasonably refuse to award an additional franchise to compete with us.

In December 2006, the FCC adopted rules that require municipalities, but not states, to act on local franchise applications from competitive providers like Verizon within 90 days.  The FCC also limited areas of negotiation between these applicants and municipalities that might otherwise slow the franchising process.  These rules are being challenged in federal court. We do not believe that these rules apply in the states in which we operate, where franchising is subject to state regulation, but we cannot predict the outcome of this litigation.  Even in states where the rules apply, the FCC has extended some of the limitations on municipalities to their negotiations with existing cable operators.

In New York, legislation has been introduced that would offer streamlined state video franchises to new video competitors with reduced regulatory obligations.  Existing cable operators would not be eligible for such franchises until their current franchises expire or are terminated by mutual agreement with the local franchising authority.

Rate Regulation.  In some of our cable television systems, the rates for our basic service package are subject to regulation by local franchising authorities in accordance with FCC rules.  Local municipalities or state cable television regulators may also regulate the rates we charge for the installation and lease of the equipment used by subscribers to receive the basic service package, including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets.  However, we are permitted to compute our regulated equipment rates by aggregating our costs of broad categories of equipment at the franchise, system, regional or company level.

Rate regulation is by federal law eliminated if one of our cable systems is subject to “effective competition” from another multichannel video programming distributor.  We have been successful in obtaining from the FCC such an “effective competition” finding in a number of communities in our market and are currently seeking such a finding in other communities.

Must-Carry/Retransmission Consent.  We are required by federal law to carry local broadcast stations (“must-carry”), or, at the option of a local broadcaster, to obtain the broadcaster’s prior consent for retransmission of its signal.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.

Congress has established a “hard” date of February 17, 2009, as the deadline by which broadcasters must relinquish their analog spectrum.  No later than February 18, 2009, they must transmit solely in digital format.  The FCC has ruled that when a broadcaster completes its transition from analog to digital transmission, only its primary digital video stream will be entitled to must-carry.  The FCC has ruled that broadcasters may not demand mandatory carriage for other than the primary digital video programming stream.  The orders rejecting mandatory carriage of programming streams other than the primary digital video programming stream are currently subject to petitions for reconsideration pending for the FCC.

The FCC has also ruled that, beginning February 18, 2009, a cable operator must transmit the signals of must-carry stations in analog as well as digital format, unless all subscribers of the operator’s cable system can view the digital signal on every television set connected to the system.  This requirement runs until February 2012, but the FCC will review the rules in 2011 to determine their continued need.  This requirement has been challenged in federal court.

In the wake of publicized disputes between several cable operators and broadcasters, several members of Congress have expressed concern that current retransmission consent requirements and practices have had a negative effect on consumers, and stated that it is time for Congress to reexamine those requirements.  Other members of Congress have suggested that binding arbitration may be an appropriate means of resolving such disputes.  The FCC has solicited public comment on whether broadcasters can lawfully condition their consent to carriage on a cable operator’s agreement to carry an affiliated programming network.

Ownership Limitations.  Congress has required the FCC to set a national limit on the number of subscribers a cable company can serve, and a limit (the “channel occupancy rule”) on the number of channels on a cable system that can be occupied by video programming services in which the operator of that system has an attributable interest.  The FCC has established a national limit of 30% on the number of multichannel video households that a cable operator can serve.  That requirement is expected to be challenged in federal court.  The FCC is reviewing its channel occupancy rule, following a 2001 federal court decision that held unconstitutional the FCC’s prior rule establishing a 40% limit.

Set Top Boxes.  The FCC requires cable operators to separate security from non-security functions in digital set-top boxes in order to permit the manufacture and sale of these devices by third parties.  Beginning on July 1, 2007, cable operators were required to cease providing new digital set-top boxes that integrate security functions with the other capabilities provided by these boxes.  The FCC also requires cable operators to allow consumers to connect televisions and other consumer electronics equipment with a slot for a cable security card directly to digital cable systems to enable receipt of one-way digital programming without need for a set-top box.  The FCC has granted our request for a limited waiver of the integration ban for our set-top boxes, which rely on a different type of security card for separated security, and has temporarily grandfathered the use of our separate security solution until July 1, 2009.

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

PEG and Leased Access.  Localities may require free access to public, educational or governmental channels on our systems.  We must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates.  The FCC recently reduced the upper limit on the price we can charge for the use of leased access channels, and established additional leased access customer service standards and procedures for addressing complaints regarding alleged violations of the leased access rules.  These new rules are expected to be challenged in federal court.  The FCC has sought comment on whether the cap on the rates we can charge leased access programmers should also apply to programmers transmitting predominantly sales presentations or program length commercials.

Tiering/A La Carte.  Federal law requires us to establish a “basic service” package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers are required to purchase this tier as a condition of gaining access to any other programming that a cable operator provides.  We are also required to carry leased access programming on a tier that is available to more than fifty percent of our subscribers.  Federal law does not otherwise dictate the number or nature of programming services carried by a cable operator on each service tier.

Some members of Congress have proposed requiring cable operators to offer programming services on an unbundled basis rather than as part of a tier or to provide a greater array of tiers to give subscribers the option of purchasing a more limited number of programming services.  The FCC also has indicated an interest in requiring cable operators to offer programming services in this “a la carte” manner, and in February 2006 released a report finding “substantial benefits” in the a la carte model for delivering video programming.

Indecency and Obscenity Restrictions.  Cable operators and broadcasters are prohibited from transmitting obscene programming, but only broadcasters currently are subject to restrictions on the transmission of indecent material.  They may not transmit indecent programming when there is a reasonable risk of children in the audience (6 a.m. to 10 p.m.).  Some Members of Congress have proposed expanding the prohibitions on indecent programming to include cable and satellite programs, notwithstanding the availability of program blocking devices provided by cable and DBS operators.  Penalties for violations of this restriction can be severe.  Some members of Congress and the Chairman of the FCC have suggested that indecency restrictions for cable might be unnecessary if cable operators were to offer a separate tier of “family” programming or to offer programming services for purchase on an individual, “a la carte”, basis.

Violent Programming.  In April 2007, the FCC issued a report on violence in programming that recommended that Congress prohibit the availability of violent programming, including cable programming, during the hours when children are likely to be watching.  The report proposed that Congress consider requiring programming to be offered a la carte as one way of addressing violence in programming.

“70/70 Test.  The FCC has ordered cable operators to provide data to enable it to determine whether the so-called “70/70 test” in the Federal Cable Act has been satisfied.  Under this provision, when cable systems with 36 or more activated channels are available to 70 percent of households within the United States, and when 70 percent of those households subscribe to them, the FCC may promulgate any additional rules necessary to promote diversity of information sources.  In prior years, the FCC has concluded that this test has not been met.

Pole Attachments.  The FCC has authority to regulate utility company rates for cable rental of pole and conduit space unless states establish their own regulations in this area.  The states in which our cable television systems operate have adopted such regulations.  Utilities must provide cable television systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or rights-of-way controlled by the utility.

The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators, and for attachments used by cable operators to provide Internet access services.  The states in which we operate have, to date, adopted the FCC regulations, with minor exceptions, although they remain free to adopt other pole attachment rules.

The FCC is considering raising the rates that cable operators may be charged to attach their wires to utility poles.  Among other things, the Commission proposes to raise the rate for attachments used for broadband Internet access services.  While the states in which we operate have established their own rates, such action by the FCC could affect regulation by the states.

Program Carriage.  The FCC’s program carriage rules govern disputes between cable operators and programming services over the terms of carriage.  We may not require a programming service to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable systems, and we may not discriminate against programming services in the terms and conditions of carriage on the basis of their affiliation or nonaffiliation with us.

In June 2007, the FCC released a notice of proposed rulemaking considering changes to its program carriage rules, which govern disputes between programmers and distributors over carriage terms, including a proposal to require programmers and distributors to enter into “last best offer” style arbitration when they cannot reach agreement over carriage terms.  In addition, several states are also considering legislation that would mandate such arbitration for carriage disputes.  None of the states in which we operate have adopted such legislation.

Exclusive Access to Multitenant Buildings.  The FCC has prohibited cable operators from entering into agreements with owners of multitenant buildings under which the operator is the only provider of multichannel video service with access to the building.

Exclusive Marketing and Bulk Billing Arrangements.  The FCC is reviewing whether cable operators should be prohibited from entering into exclusive marketing and bulk billing arrangements with owners of multitenant buildings.

Telemarketing.  The FCC and the Federal Trade Commission have adopted rules limiting the telemarketing practices of cable operators.

Privacy.  In the course of providing service, we collect certain personally identifiable information about our subscribers.  Our collection and use of this information is subject to a variety of Federal and state privacy requirements, including those imposed specifically on cable operators by the Communications Act.  The Communications Act requires a cable operator to give each subscriber annual written notice of the personally identifiable information that will be collected and the manner in which it is used, and sets limits, subject to certain exceptions, on our disclosure of that information to third parties.  As cable operators begin to provide interactive and other advanced services, additional privacy considerations may arise.

Other FCC Regulation.  The FCC regulates us in such areas as technical standards, and emergency alerts.  We also are prohibited by the Communications Act from transmitting obscene programming over our cable systems.  The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment.  The FCC is currently reviewing proposed standards for compatibility of digital equipment.

The FCC also imposes restrictions on our origination cablecasting channels and imposes rules governing political broadcasts; ownership and control of cable home wiring in single family residences and multiple dwelling units; closed captioning on networks we carry; and limitations on advertising contained in children’s programming that we carry.

The FCC requires us to pay annual “regulatory fees” that we may pass on to subscribers.  Other fees are assessed for the FCC licenses we hold for business radio, cable television relay systems and earth stations.  These fees may not be collected from our subscribers.

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

High-Speed Internet

Regulatory Classification.  In March 2002, the FCC determined that broadband Internet access services like Optimum Online should be classified as “information services” for regulatory purposes, and the Supreme Court upheld that determination.  The FCC has traditionally subjected information services to a lesser degree of regulation than “telecommunications services,” which are offered to the public for a fee on a common carrier basis.  The FCC has adopted principles, but not rules, that similarly state that consumers are entitled to access all lawful Internet content using their broadband connections.

Access Obligations and “Net Neutrality.”  Some parties have proposed federal, state and local requirements that would force cable systems to provide access to third-party Internet service providers in addition to services the cable system itself provides, such as our Optimum Online cable modem service.  In 2002, the FCC asked whether it should nonetheless require cable operators to provide transmission capacity to unaffiliated Internet service providers.  The outcome of the FCC’s proceeding could affect the regulatory obligations imposed on Optimum Online, and the extent to which states and local authorities may regulate it or assess fees upon revenues generated by it.  Relatedly, some members of Congress have suggested that cable operators and other broadband service providers should be subject to a “net neutrality” requirement barring them from “interfering” with subscriber access to Internet content or from reaching agreement with certain content providers for preferential access.  Net neutrality legislation has also been introduced in the New York State legislature.  The FCC has adopted principles, but not rules, that state that consumers are entitled to access all lawful Internet content using their broadband connections.  In addition, the FCC is conducting a proceeding regarding whether there is a need for further regulatory intervention to ensure that consumers can access all lawful Internet content using their broadband connections.

Several entities have recently asked the FCC to rule that reasonable network management practices do not include conduct that would block, degrade, or unreasonably discriminate against lawful Internet applications, content or technologies including certain practices related to peer-to-peer traffic management.

Internet Access Service Consumer Protection.  The FCC is reviewing whether it should develop consumer protection requirements for all providers of broadband Internet access services like Optimum Online.  Congress also is considering proposals that would require all broadband Internet access service providers to comply with various rules, such as customer privacy, consumer service standards, and access for persons with disabilities.

Data Theft.  Legislation has been introduced in Congress and state legislatures, including those in which we operate, that would impose requirements on entities that collect personally identifiable information to protect that information against theft, notify customers of data theft, and penalize those companies that fail to comply with those requirements.

Currently, the Communications Act’s limitations on our collection and disclosure of cable subscribers’ personal information also apply with respect to broadband Internet access service provided by cable operators.  Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.  Additionally, providers of broadband Internet access services like Optimum Online must comply with the FCC’s regulations implementing the Communications Assistance for Law Enforcement Act (“CALEA”), which requires providers to make their services and facilities accessible for law enforcement intercept requests.  Various other federal and state laws apply to providers of services that are accessible through Optimum Online, including copyright laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail.  Online content provided by Cablevision is also subject to these laws.

VoIP

The FCC, Congress, and several state commissions are examining issues surrounding the provision of VoIP services like Optimum Voice.  In February 2004, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  In November 2004, the FCC determined that VoIP services with certain characteristics, including cable-provided VoIP services, are interstate services subject to federal rather than state jurisdiction.  The FCC’s determination was upheld by a federal court of appeals although the court found that the FCC’s order did not squarely address the classification of cable-provided VoIP services.  Although the FCC has not concluded its generic rulemaking proceeding, it has applied some regulations to VoIP service providers like Optimum Voice that have certain characteristics (these services are known as “interconnected VoIP services”).

Emergency 911 Services.  In June 2005, the FCC determined that interconnected VoIP services are required to provide enhanced 911 emergency services to their customers and must obtain affirmative acknowledgements that their customers understand the potential limitations of emergency 911 services offered in connection with interconnected VoIP services.  The FCC ruled that interconnected VoIP service providers were not permitted to further market their services unless they could provide 911 services and obtain all necessary acknowledgements from existing and new customers.  The FCC is considering changes to the 911 emergency calling capabilities interconnected VoIP service providers are required to provide and whether additional customer notification requirements should be applied.

CALEA.  In May 2006, the FCC determined that interconnected VoIP service providers like Optimum Voice are required to be compliant with CALEA standards.

Universal Service.  The FCC decided in June 2006 that interconnected VoIP services such as Optimum Voice should be required to contribute to the universal service fund on an interim basis.  The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate services.  The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) an interim safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues.  If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the interstate classification of the service might no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation.  The FCC’s application of universal service to interconnected VoIP providers was upheld by a federal court.

Lightpath and Optimum Voice are required to contribute to the federal universal service fund.  Rather than use the current revenue-based approach, the FCC is considering assessing universal service contributions based on a flat-fee charge, such as a per-line or per-number charge.  The FCC also is considering whether to apply universal service requirements to interconnected VoIP service providers on a permanent basis, and how contributions should be assessed in the future.  States may also assess such payments and subsidies on Lightpath for state universal service programs, and some states are looking at whether VoIP services like Optimum Voice should be subject to state universal service contribution requirements.

While a federal appeals court has upheld the FCC order requiring federal universal service contributions from interconnected VoIP service providers, questions remain about state jurisdiction to assess contributions on VoIP service providers for state universal service programs although some states have started to impose such fees on VoIP service providers.

CPNI.  In April 2007, the FCC adopted rules expanding protection of customer proprietary network information (“CPNI”), which includes such information as the quantity, type, destination, location, and amount of use of a service by a customer, and extending CPNI protection requirements to interconnected VoIP service providers like Optimum Voice effective December 8, 2007.  Interconnected VoIP providers are required to institute measures to protect customers’ CPNI from unauthorized disclosure to third parties, including use of passwords to protect online access to CPNI and telephone access to call detail information.  The FCC is considering revising its CPNI rules to place additional restrictions on storage and use of CPNI for both telecommunications carriers and interconnected VoIP service providers.

Access for Disabled Persons.  In June 2007, the FCC adopted rules requiring interconnected VoIP providers like Optimum Voice to comply with all disability access requirements that apply to telecommunications carriers, including provision of telecommunications relay services (“TRS”) for persons with speech or hearing impairments effective October 5, 2007.  The FCC is reviewing the technical solutions for routing interconnected VoIP service 711 calls to the appropriate TRS call center.

Regulatory Fees.  An August 2007 FCC order established that interconnected VoIP service providers must begin contributing to shared costs of FCC regulation through an annual regulatory fee assessment.  The order’s effective date has not yet been established.

Local Number Portability.  In a November 2007 order, the FCC required interconnected VoIP service providers and their “numbering partners” to ensure that their customers have the ability to port their telephone numbers when changing providers to or from the interconnected VoIP service.  The order also clarifies that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to an interconnected VoIP service providers upon a valid port request.  Interconnected VoIP service providers are also required under the order to begin to contribute to federal funds to meet the shared costs of local number portability (“LNP”) and the costs of North American Numbering Plan Administration.  The order’s effective date has not yet been established.

The FCC is reviewing the implementation of LNP for interconnected VoIP services, including whether all current numbering requirements should be extended to interconnected VoIP services.  The FCC is also considering whether number porting intervals should be modified for all providers.

Intercarrier Compensation.  The FCC is currently reviewing whether to adopt a new regime to govern intercarrier compensation, including the adoption of unified compensation rates.  In addition, proceedings have been initiated to determine what intercarrier compensation charges should apply to the termination of VoIP traffic.

Other Services

Cablevision provides other services and features over its cable system, such as games and interactive advertising, that may be subject to a range of federal, state, and local laws such as privacy and consumer protection regulations.  Cablevision also maintains various websites that provide information and content regarding its businesses and offer merchandise for sale.  The operation of these websites is also subject to a similar range of requirements.

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

Interconnection and Intercarrier Compensation.  The 1996 Telecommunications Act requires Lightpath to interconnect directly or indirectly with other telecommunications carriers.  In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network (i.e., intercarrier compensation).  Accordingly, Lightpath is entitled, in some cases, to compensation from carriers when it terminates their originating calls on its network and in other cases is required to compensate another carrier for utilizing that carrier’s network to terminate traffic.  The FCC has adopted limits on the amounts of compensation that may be charged for certain types of traffic.

Universal Service.  Lightpath is required to contribute to federal and state universal service funds.  Currently, the FCC assesses Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers.  The FCC has placed limits on the mark-up carriers may place on the universal service line items on their customer bills.  States may also assess such payments and subsidies for state universal service programs.

Access for Disabled Persons. Lightpath is required by federal statute and FCC regulations to make its services accessible to persons with disabilities where accessibility is readily achievable.  In compliance with FCC rules, Lightpath also provides its subscribers, through use of the 711 abbreviated calling code, access to TRS, specialized services that enable persons with speech and hearing impairments to place calls using the telephone system.

Other Federal Regulation.  Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of fees to fund the TRS fund, local number portability administration, the North American Numbering Plan, and the payment of regulatory fees to support the FCC.

CPNI  and Marketing Restrictions.  Lightpath is required to comply with the FCC’s rules restricting use of CPNI, which includes obtaining permission in certain cases prior to utilizing a customer’s information to market service.  Lightpath’s communications with its customers are subject to FCC, Federal Trade Commission, and state regulations on telemarketing, the sending of commercial e-mail messages, and the sending of commercial fax messages.

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

Closed Captioning and Advertising Restrictions on Children’s Programming.  Certain of Rainbow Media Holdings’ networks must provide closed-captioning of programming for the hearing impaired, and its programming and Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising.

Indecency and Obscenity Restrictions.  Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.

Program Access.  The “program access” provisions of the Federal Cable Act generally require us to make Rainbow Media Holdings’ satellite-delivered video programming available to competing multichannel video programming providers, such as DBS providers and telephone companies on nondiscriminatory prices, terms and conditions, subject to certain exceptions specified in the statute and the FCC’s rules.  Under FCC rules in effect until October 2012, Rainbow Media Holdings cannot have exclusive contracts with cable operators for these services.  This prohibition has been challenged in federal court.  The program-access rules do not generally cover terrestrially-delivered programming created by cable-system affiliated programmers such as Rainbow Media Holdings.

The FCC is seeking comment on a proposal to allow a cable operator to seek repeal of the exclusivity ban prior to 2012 with respect to programming it owns, in markets where the cable operator faces competition from other video distributors; revisions to the program access complaint procedures; whether cable programming networks require programming distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited; and whether it would be appropriate to extend the Commission’s program access rules, including the exclusive contract prohibition, to terrestrially delivered cable-affiliated programming and programming delivered in high definition format.

Effect of “Must-Carry” Requirements.  The FCC’s implementation of the statutory “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space.  This reduces the amount of channel space that is available for carriage of Rainbow Media Holdings’ networks by cable television systems and DBS operators.

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

MVDDS

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity that holds MVDDS licenses in 46 metropolitan areas including New York, Miami, Los Angeles, and Cleveland.  These licenses are for a 10-year term, with a renewal expectancy based on a showing of “substantial service” within each of these market areas at the end of 5 and 10 years into the license period.  The FCC’s rules prohibit us from holding more than a 20% interest in the MVDDS license in the New York market because of common ownership with our cable systems there. Absent a waiver of this restriction by the FCC, we would need to divest all or a sufficient portion of its investment in the New York City MVDDS license to comply with the restriction.  We currently hold such a waiver, which, unless extended, will expire on October 14, 2008.   We cannot provide any assurance that the FCC would grant a further waiver necessary for the Company to retain its interest in the New York license.

Employees and Labor Relations

As of December 31, 2007, we had 14,471 full-time, 2,234 part-time and 6,230 temporary employees of which 379, 1,151 and 3,594, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

Available Information and Website

We make available free of charge, through our investor relations section at our website, http://www.cablevision.com/investor/index.jsp, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site http://www.sec.gov.

Item 1A.	Risk Factors

We have substantial indebtedness and we are highly leveraged, which reduces our capability to withstand adverse developments or business conditions.

We have incurred substantial amounts of indebtedness to finance operations, to upgrade our cable plant and acquire other cable television systems, programming networks, sources of programming and other businesses.  We also have incurred indebtedness in order to offer our new or upgraded services to our current and potential customers.  We have also incurred substantial debt to pursue activities outside our core businesses such as our acquisitions of The Wiz, Clearview Cinemas and our development of Rainbow DBS.  In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2007, our total indebtedness aggregated approximately $11.6 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness will not.

Our financial statements reflect substantial losses from continuing operations and a significant stockholders’ deficiency, and we expect that our net losses, absent one-time gains, may continue and remain substantial for the foreseeable future, which may reduce our ability to raise needed capital.

We reported income from continuing operations of $23.7 million for the year ended December 31, 2007 (which included a pre-tax gain on sale of programming and affiliate interests of $183.3 million).  We reported losses from continuing operations of $142.0 million and $137.0 million (which included a pre-tax gain on sale of programming and affiliate interests of $65.0 million) for the years ended December 31, 2006 and 2005, respectively.  Our continuing losses (after excluding pre-tax gains on sales of programming and affiliate interests) primarily reflect our high interest expense and depreciation and amortization charges, which may continue to be significant.  Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

The debt ratings for our senior and senior subordinated notes are below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category.  In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant.  A lowering or withdrawal of a rating may further increase our future borrowing costs and reduce our access to capital.

Our financial performance may be harmed by the significant and credible risks of competition in our Telecommunications Services segment.

Competition in our various business segments could adversely affect our business and financial results and our ability to service our debt.  This risk is heightened by the rapid technological change inherent in our business and the need to acquire, develop and adopt new technology to differentiate our products and services from our competitors.  We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services.

Our cable systems compete with a variety of video programming distribution systems, including broadcast television stations, direct broadcast satellite systems, incumbent telephone companies, multichannel multipoint distribution services, satellite master antenna television systems, private home dish earth stations, and OVS operators like RCN.  We face intense competition from two incumbent telephone companies.  Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, compete across all of our telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Verizon and AT&T are constructing fiber-based systems designed to provide video programming as well as voice and data services to residential customers in our service area.  Each of these companies has significantly greater financial resources than we do.  The attractive demographics of our service territory make this region a desirable location for investment in video distribution technologies by these companies.  This intense competition affects our ability to add or retain customers and could lead to pressure upon our pricing of telecommunications services and our ability to expand services purchased by our customers.  Cable systems also compete with the entities that make digital video recorded movies and programs available for home rental or sale.  Actual or potential video competition to cable systems is also possible from the delivery of video programming over the Internet directly to subscribers, and wireless technologies, including LMDS and MVDDS.

Our high-speed data offering to consumers faces intense competition from other providers of high-speed Internet access including services offered by local telephone providers such as Verizon and AT&T.  These lines may also be used to offer video programming in competition with our cable systems.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T, Earthlink, Wildblue, Clearwire, Qwest, Embarq, Windstream, Cincinnati Bell, Frontier, CenturyTel, and Hawaiian Telcom.  The FCC has allocated spectrum for use by licensed and unlicensed providers of wireless broadband service, including LMDS, MVDDS, Broadband Radio Service/Educational Broadband Service, Wireless Communications Service, and Digital Electronic Message Service, which, if offered within our service area, could compete with our high-speed data offering.

Our voice service offerings to consumers face intense competition from other providers of voice services, including local exchange carriers such as Verizon and AT&T and other competitive providers of voice services, as well as VoIP providers like Vonage.

Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries’ ability to send us funds.

Our principal subsidiaries include various entities that own cable television systems or own interests in programming networks.  Our ability to pay interest on and repay principal of our outstanding indebtedness is dependent primarily upon the operations of our subsidiaries and the distributions or other payments of the cash they generate to us in the form of dividends, loans or advances.  Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our public indebtedness or to make any funds available to us to do so.  RNS is a party to a credit agreement and indentures that contain various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, our subsidiaries’ creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

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

We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations and the failure to do so successfully could adversely affect our business.  We may also engage in extraordinary transactions that involve the incurrence of large amounts of debt.

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for our businesses were $781.3 million, $885.8 million and $768.7 million, in 2007, 2006 and 2005, respectively, and primarily include payments for consumer premises equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Lightpath telecommunications networks, in addition to the capital requirements of our other businesses.  We expect these capital expenditures to continue to be significant over the next several years, as we continue to market our video, high-speed data and voice services to our customers.  Some of our subsidiaries have substantial future capital commitments in the form of long-term contracts that require substantial payments over a long period of time.  For example, rights agreements with sports teams under which their games are carried on the networks of certain of our programming subsidiaries and our various film library obligations almost always involve multi-year contracts that are difficult and expensive to terminate.  In addition, if VOOM HD fails to spend the requisite amounts under its affiliation agreement with EchoStar, EchoStar may seek to terminate the affiliation agreement under certain circumstances.  We also may renovate our Madison Square Garden Arena in the next several years or pursue a relocation alternative either of which would require significant funding.  We will not be able to generate sufficient cash internally to both meet these obligations and repay our indebtedness at maturity.  In that regard, we also have maturing debt obligations (excluding collateralized indebtedness) of approximately $2.3 billion over the 2008-2009 period.  Accordingly, we will have to do one or more of the following:

•                  refinance existing obligations to extend maturities,

•                  raise additional capital, through debt or equity issuances or both,

•                  cancel or scale back current and future spending programs, or

•                  sell assets or interests in one or more of our businesses.

However, you should not assume that we will be able to refinance existing obligations or raise any required additional capital or to do so on favorable terms.  Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs and we may not be able to raise additional capital on favorable terms, or at all, if unsettled conditions in financial markets continue to exist.  If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs.  Our choice of which spending programs to cancel or reduce may be limited.  Failure to successfully pursue our capital expenditure and other spending plans could materially and adversely affect our ability to compete effectively.  It is possible that in the future we may also engage in extraordinary transactions and such transactions could result in the incurrence of substantial additional indebtedness.

Government investigations and litigation relating to stock option matters are pending, the scope and outcome of which could have a negative impact on the price of our securities and our business.

On August 8, 2006, we disclosed that, based on a voluntary review of past practices in connection with grants of stock options and stock appreciation rights (“SARs”), we had determined that the grant date and exercise price assigned to a number of Cablevision’s stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of Cablevision’s common stock on the actual grant date.  In such cases, the date assigned to the grant corresponded to the date of a unanimous written consent executed by the members of the compensation committee of Cablevision’s Board of Directors, but the date of that consent did not correspond to the actual date of the grant.  In nearly all such cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted.  At all relevant times, Cablevision’s stock plan required that the exercise price of options be not less than the fair market value per share of Cablevision’s common stock on the date of grant.  In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to Cablevision’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  As a result, we restated our consolidated financial statements for 1997 through March 31, 2006 as reported in our amended 2005 Annual Report on Form 10-K and our amended March 31, 2006 Quarterly Report on Form 10-Q filed with the SEC on September 21, 2006.  In addition, we notified the Internal Revenue Service of the stock option review and provided the IRS an adjustment to reduce our net operating loss carryforward (“NOL”) by $86.2 million for all tax years through December 31, 2004 and in connection with our filing of our 2005 tax return, the NOL was further reduced by $2.2 million.

We have advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  We received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  We received a document request from the SEC relating to its informal investigation into these matters.  We are cooperating fully with these investigations and intend to continue to do so.  In addition, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to Cablevision’s past stock option and SAR grants have been filed.

On October 27, 2006, the Board of Directors established a Special Litigation Committee of the Board, consisting of two newly appointed directors.  The Special Litigation Committee was given responsibility to review and analyze the facts and circumstances surrounding claims that have been raised in the options litigation in which Cablevision has been named as a nominal defendant, and which purport to have been brought derivatively on behalf of Cablevision.  The Special Litigation Committee has full and sole authority to consider and determine whether or not prosecution of such claims is in the best interests of Cablevision and its shareholders, and what actions Cablevision should take with respect to the cases.  We are unable to predict the outcome of these government investigations and lawsuits but such matters will result in substantial legal and other defense costs, have occupied and will continue to occupy the time and attention of our management team and could have a material adverse impact on us and Cablevision’s stock price, including increased stock price volatility, and could negatively impact our business and our ability to raise additional funds in the future.

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

The success of our programming businesses depends upon the availability of programming that is adequate in quantity and quality, and our ability to obtain carriage of such programming.

Rainbow Media Holdings’ programming networks compete in two highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution services.  Second, the success of our programming businesses depends upon the availability of programming that is adequate in quantity and quality.  In particular, the national entertainment networks depend upon the availability of films, television programming and music in their niche markets and Madison Square Garden’s programming networks depend upon the availability of local sports programming, especially professional sports programming.

The national entertainment networks are parties to film rights agreements giving the networks the right to exhibit certain films during certain window periods.  Madison Square Garden’s programming networks are parties to sports rights agreements giving the networks the right to carry all or a portion of the games of local professional sports teams.  These rights agreements expire at varying times, may be terminated by the other party if we are not in compliance with the terms of the agreement and, in the case of all sports rights agreements, are subject to league rules and regulations.  In addition, our programming businesses are parties to affiliation agreements with distributors that require those programming businesses to deliver programming that meets certain standards as to quantity, quality or content.  For example, certain affiliation agreements require that Madison Square Garden’s programming networks deliver a certain minimum number of local professional sports games.  We would not be able to satisfy those requirements if we did not have the rights to carry the prerequisite number of games from the local professional sports teams.  In 2005, we settled litigation with Time Warner, which attempted to terminate its affiliation agreement with AMC, based on the allegation that AMC had changed its programming format.  To the extent that we do not or are not able to satisfy the quantity, quality or content standards set forth in our affiliation agreements, operators may have the right to terminate those affiliation agreements.  We cannot assure you that our programming businesses will ultimately be successful in negotiating renewals of their rights agreements or program supply agreements or in negotiating adequate substitute rights or program supply agreements in the event that their rights or program supply agreements expire or are terminated.

A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.

At December 31, 2007 we reported $9.1 billion of consolidated total assets, of which $2.4 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems, affiliation agreements, and amounts representing the cost of acquired assets and businesses in excess of their identifiable tangible and intangible assets.  While we believe that the carrying value of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

We are controlled by the Dolan family.  As a result of their control of us, the Dolan family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

Cablevision has two classes of common stock:

•                  Class B common stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of the Cablevision Board of Directors, and

•                  Class A common stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of the Cablevision Board of Directors.

As of February 22, 2008, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively owned all of Cablevision’s Class B common stock, less than 3% of Cablevision’s outstanding Class A common stock and approximately 74% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 41% of Cablevision’s outstanding Class B common stock and approximately 30% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a voting agreement that has the effect of causing the voting power of the Class B stockholders to be cast as a block with respect to the election of the directors elected by the Class B stockholders and any change of control transaction.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  On May 2, 2007, Cablevision entered into a merger agreement with an entity owned by the Dolan Family Group.  The terms of the merger agreement provided that an entity owned by the Dolan Family Group would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of an entity controlled by the Dolan Family Group.  On October 24, 2007, that transaction was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval.  Subsequently, the parties terminated the merger agreement pursuant to its terms.  This transaction would have resulted in holders of our Class A common stock receiving a cash payment for their shares and members of the Dolan family owning all of the equity interests in the surviving corporation.  In connection with this proposed merger transaction and prior proposals contemplating similar going private transactions, members of the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

As a result of the Dolan family’s ownership of all of the Class B common stock, the Dolan family has the power to elect all the directors of Cablevision subject to election by holders of Class B common stock.  In addition, Dolan family members may control stockholder decisions on matters in which holders of all classes of Cablevision common stock vote together as a single class.  These matters could include the amendment of some provisions of Cablevision’s certificate of incorporation and the approval of fundamental corporate transactions.  In addition, the affirmative vote or consent of the holders of at least 66-2/3% of the outstanding shares of the Class B common stock, voting separately as a class, is required to approve the authorization or issuance of any additional shares of Class B common stock.  Furthermore, the Dolan family members also have the power to prevent any amendment, alteration or repeal of any of the provisions of Cablevision’s certificate of incorporation that adversely affects the powers, preferences or rights of the Class B common stock.

One purpose of the voting agreement referred to above is to consolidate Dolan family control of Cablevision.  The Dolan family requested Cablevision’s Board of Directors to exercise Cablevision’s right, as a “controlled company”, to opt-out of the New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board and to have an independent corporate governance and nominating committee.  Cablevision’s Board of Directors and the directors elected by holders of Class A common stock each approved this request on March 8, 2004.

Programming costs of our cable television systems are increasing and we may not have the ability to pass these increases on to our subscribers.

Programming costs paid by our cable television systems are one of our largest categories of expenses.  These costs have increased rapidly and are expected to continue to increase, particularly with respect to costs for sports programming.  We may not be able to pass programming cost increases on to our subscribers due to the increasingly competitive environment.  If we are unable to pass these increased programming costs on to our subscribers, our operating results would be adversely affected.

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

Our cable television and telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  See “Item 1.  Business - Regulation.”  The FCC and state and local governments extensively regulate the basic rates we may charge our customers for certain of our video services.  They also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our telephone business and, possibly in the future, our high-speed data services business.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations.  See discussion under “Regulation” above.

Legislative enactments, court actions and federal, state, and local regulatory proceedings frequently modify the terms under which we offer our services and operate.  The results of these legislative, judicial and administrative actions may materially adversely affect our business or results of operations.  Changes to the franchising process and other regulatory benefits extended only to new competitive entrants, for example, as well as new requirements giving third parties access to our network or other assets, could materially affect our ability to compete.  Changes to regulations from which we benefit and on which we depend to run our businesses, such as the interconnection requirements, also could materially affect our operations.  Any action with respect to these or other matters by the courts, Congress, the FCC, the states of New York, New Jersey or Connecticut, or concerted action by local regulators, the likelihood or extent of which we cannot predict, could have a material adverse effect on us.

Our current franchises are non-exclusive and our franchisors need not renew our franchises.

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, with the approval of state cable television authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non-renewal or termination under some circumstances.  In some cases, franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities.  As of December 31, 2007, our ten largest franchise areas comprise approximately 47% of our total basic video customers and of those, three franchises, comprising approximately 198,000 basic video customers, are expired.  We are currently operating in these franchise areas under temporary authority.  In 2008, our franchise authority to serve 679,000 customers (as of December 31, 2007) in our largest municipality is scheduled to expire.

Item 1B.  Unresolved Staff Comments

None.

Item 2.                    Properties

We own our headquarters building located in Bethpage, New York with approximately 558,000 square feet of space, and certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 660,000 square feet of space.  Through Madison Square Garden, we also own the Madison Square Garden Arena (with a maximum capacity of approximately 21,000 seats) and the WaMu Theater complex (approximately 5,600 seats) in New York City comprising approximately 985,600 square feet, a training center in Greenburgh, New York with approximately 105,000 square feet of space, and a theater complex (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet.  We generally own all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment.  We also generally own our service and other vehicles.

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 2,235,000 square feet of space primarily in New York, New Jersey and Connecticut.  We lease several business offices in Woodbury, New York with an aggregate of approximately 224,000 square feet of space and business offices in Jericho, New York with approximately 631,000 square feet of space.  Of the amounts above, we currently sublease approximately 320,000 square feet of space to third party tenants and approximately 49,000 square feet of space is currently vacant.  Other significant properties that are leased are in New York City and include approximately 154,000 square feet housing Madison Square Garden’s administrative offices, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,900 seats).

Clearview Cinemas leases 40 theaters (21 in New Jersey, 17 in New York and two in Pennsylvania) with approximately 36,000 seats and owns an additional nine theaters (five in New York and four in New Jersey) with approximately 6,100 seats.

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action. A hearing on the proposed settlement is scheduled to take place in April 2008.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193.5 million.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193.9 million, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310.0 million and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, we filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November  29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims. We believe that the claims asserted by the Committee are without merit and are contesting them vigorously.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits (the “Transactions Lawsuits”) were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under “Stock Option Related Matters.”)  The New York Supreme Court ordered expedited discovery, which began in November 2006.  On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group.  On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal.  As discussed in Note 18, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which, if the merger contemplated thereby was consummated, the Dolan Family Group would obtain ownership of all of the common stock equity of Cablevision (the “Proposed Merger”).  Lawyers representing shareholders in certain of the Transactions Lawsuits, in consultation with lead counsel for the plaintiffs in the Nassau County Supreme Court options backdating litigations, participated in the negotiations to improve the financial terms of the Proposed Merger as well as to add certain contractual provisions designed to protect the rights of shareholders. Based upon the above events and circumstances, and the role that the lead counsel for the plaintiffs in the Transactions Lawsuits played in connection with the Proposed Merger, the parties subsequently reached a memorandum of understanding for the dismissal of the Transactions Lawsuits (and of the going-private claim in the cases pending in the U.S. District Court for the Eastern District of New York), subject to approval of a settlement by the Nassau County Supreme Court, and for the transfer to Cablevision, if the Proposed Merger were to be consummated, of the options-related derivative claims pending in the Nassau County Supreme Court and in the U.S. District Court for the Eastern District of New York.  Pursuant to the memorandum of understanding, the parties executed a stipulation of settlement as of September 18, 2007.  The stipulation of settlement was conditioned on, among other things, consummation of the Proposed Merger, and provided that the stipulation would become null and void and of no further force and effect in the event that this condition was not satisfied.  This condition was not satisfied.

Director Litigation

Cablevision was named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action was brought derivatively on behalf of Cablevision and named as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.  There have been no developments in the case since May 2005, when the parties agreed that defendants need not respond to the complaint until further notice from the plaintiff.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleged that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33.0 million plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50.9 million, including interest, which was accrued for in 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52.2 million.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  The Company has posted a cash collateralized bond in the amount of $52.2 million, which is reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2007.  The Company filed an appeal with the New York Supreme Court Appellate Division, First Department, which affirmed the judgment on February 19, 2008.

Accounting Related Investigations

In June 2003, the Company reported that it had discovered certain improper expense accruals primarily at the national programming services of our Rainbow segment.  The improper expense recognition matter has been the subject of investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  The Company continues to fully cooperate with such investigations.

Stock Option Related Matters

The Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”), it had determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  The Company received a document request from the SEC relating to its informal investigation into these matters.  The Company continues to fully cooperate with such investigations.

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan Family Group 2006 Proposal would not close.  There have been a series of extensions and/or stays in the Nassau County and Eastern District actions, and both actions are currently stayed until March 14, 2008.

We have continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation and the investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.

Antitrust Lawsuit

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants have violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a “bundled” basis and by offering programming in packaged tiers rather than on an “a la carte” basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, seek unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an “a la carte” basis.  The Company intends to defend against this lawsuit vigorously.

Other Matters

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

PART II

Item 5.                                                             Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 201(d) of Regulation S-K under Item 5 is hereby incorporated by reference to Cablevision’s definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2008 or if such definitive proxy statement is not filed with the Commission prior to April 29, 2008, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Cablevision NY Group Class A common stock is traded on the NYSE under the symbol “CVC.”

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2007:
First Quarter	$30.95	$28.02
Second Quarter	$36.45	$30.15
Third Quarter	$38.80	$30.27
Fourth Quarter	$35.06	$23.85

	High	Low
Year Ended December 31, 2006:
First Quarter	$27.35	$22.99
Second Quarter	$28.65	$18.00
Third Quarter	$24.52	$20.23
Fourth Quarter	$28.80	$22.57

As of February 22, 2008, there were 1,018 holders of record of Cablevision NY Group Class A common stock.

There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share.  As of February 22, 2008, there were 25 holders of record of Cablevision NY Group Class B common stock.

All outstanding shares of common stock of CSC Holdings are held by Cablevision.

Dividends

On April 7, 2006, the Board of Directors of the Company declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to approximately $2.8 billion.  In addition, up to approximately $126.8 million representing $10.00 for each outstanding restricted share and each SAR and stock option vested as of December 31, 2004, would be payable when, and if, the restrictions lapse on each restricted share and when, and if, such SARs and stock options are exercised.  At December 31, 2007, approximately $37.1 million of the $126.8 million is still outstanding.

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

Recent Sales and Use of Proceeds

The table below sets forth information regarding purchases made by the Company of its Class A Common Stock during the three months ended December 31, 2007.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 1-30, 2007	1,701	$27.34	N/A	N/A

In November 2007, 3,556 restricted shares issued to an employee of the Company vested.  To fulfill the employee’s statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,701 of these shares were acquired by the Company.  The 1,701 acquired shares have been classified as treasury stock.

Cablevision NY Group Stock Performance Graph

The chart below compares the performance of the Company’s Cablevision NY Group Class A common stock with the performance of the Russell 3000 Index and a Peer Group Index by measuring the changes in Cablevision NY Group Class A common stock prices from December 31, 2002 through December 31, 2007.  The chart has been adjusted for the distribution of the Rainbow Media Group Class A tracking stock on March 29, 2001 and subsequent exchange of the Rainbow Media Group Class A tracking stock for shares of Cablevision NY Group Class A common stock on August 20, 2002.  As required by the SEC, the values shown assume the reinvestment of all dividends.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable television operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2007:  Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. (through December 8, 2004 after which date Cox Communications was no longer a public company), Insight Communications Inc. (through December 16, 2005 after which date Insight Communications was no longer a public company), Mediacom Communications Corporation and Time Warner Cable Inc. (from January 5, 2007 when Time Warner Cable stock began trading).  The chart assumes $100 was invested on December 31, 2002 in each of the Company’s Cablevision NY Group Class A common stock, the Russell 3000 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

	Dec 2002	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007
CABLEVISION NY GROUP CLASS A	100	140	149	140	254	219
RUSSELL 3000 INDEX	100	131	147	156	180	189
PEER GROUP	100	135	135	106	173	113

Item 6.                                                             Selected Financial Data

The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of Cablevision and CSC Holdings.  The selected financial data presented below should be read in conjunction with the audited consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

	Cablevision Systems Corporation
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per subscriber, per unit and per share data)
Operating Data:
Revenues, net	$6,484,481	$5,828,493	$5,082,045	$4,537,044	$4,014,109
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,891,337	2,651,890	2,249,367	2,142,928	1,857,944
Selling, general and administrative	1,558,455	1,471,366	1,283,938	1,175,769	1,093,279
Other operating income	—	—	—	(95,758)	(4,758)
Restructuring charges (credits)	4,733	(3,484)	(537)	(835)	10,725
Depreciation and amortization (including impairments)	1,118,888	1,119,829	1,074,711	1,129,515	1,042,050
Operating income	911,068	588,892	474,566	185,425	14,869
Other income (expense):
Interest expense, net	(900,698)	(891,674)	(748,665)	(712,828)	(604,832)
Equity in net income (loss) of affiliates	4,377	6,698	3,219	(12,997)	428,753
Gain (loss) on sale of cable assets and programming and affiliate interests, net	183,286	—	64,968	2,232	(13,644)
Gain (loss) on investments, net	(214,257)	290,052	(138,312)	134,598	235,857
Gain (loss) on derivative contracts, net	138,144	(253,712)	119,180	(165,305)	(208,323)
Write-off of deferred financing costs	(2,919)	(14,083)	—	(18,961)	(388)
Loss on extinguishment of debt	(19,113)	(13,125)	—	(78,571)	—
Minority interests	321	1,614	5,221	(38,546)	(116,675)
Miscellaneous, net	2,636	2,845	650	71	3,748

Income (loss) from continuing operations before income taxes	102,845	(282,493)	(219,173)	(704,882)	(260,635)
Income tax benefit (expense)	(79,181)	140,462	82,219	208,605	(23,489)
Income (loss) from continuing operations	23,664	(142,031)	(136,954)	(496,277)	(284,124)
Income (loss) from discontinued operations, net of taxes	195,235	16,428	226,274	(175,232)	(22,288)
Income (loss) before extraordinary item	218,899	(125,603)	89,320	(671,509)	(306,412)
Extraordinary loss on investment, net of taxes	—	—	—	(7,436)	—
Income (loss) before cumulative effect of a change in accounting principle	218,899	(125,603)	89,320	(678,945)	(306,412)
Cumulative effect of a change in accounting principle, net of taxes	(443)	(862)	—	—	—
Net income (loss)	$218,456	$(126,465)	$89,320	$(678,945)	$(306,412)

	Cablevision Systems Corporation
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per subscriber, per unit and per share data)
INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share
Income (loss) from continuing operations	$0.08	$(0.50)	$(0.49)	$(1.73)	$(1.00)
Income (loss) from discontinued operations	$0.68	$0.06	$0.80	$(0.61)	$(0.08)
Extraordinary loss	$—	$—	$—	$(0.03)	$—
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—
Net income (loss)	$0.76	$(0.45)	$0.32	$(2.36)	$(1.07)
Basic weighted average common shares (in thousands)	288,271	283,627	281,936	287,085	285,486

Diluted net income (loss) per common share
Income (loss) from continuing operations	$0.08	$(0.50)	$(0.49)	$(1.73)	$(1.00)
Income (loss) from discontinued operations	$0.66	$0.06	$0.80	$(0.61)	$(0.08)
Extraordinary loss	$—	$—	$—	$(0.03)	$—
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—
Net income (loss)	$0.74	$(0.45)	$0.32	$(2.36)	$(1.07)
Diluted weighted average common shares (in thousands)	294,604	283,627	281,936	287,085	285,486

Cash dividends declared and paid per common share	$—	$10.00	$—	$—	$—

	Cablevision Systems Corporation
	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per subscriber, per unit and per share data)
Balance Sheet Data:
Total assets	$9,140,577	$9,844,857	$9,851,112	$11,416,982	$11,259,558
Bank debt	4,888,750	4,992,500	1,851,500	2,489,887	2,357,039
Collateralized indebtedness	847,154	921,574	1,170,126	1,553,427	1,617,620
Senior notes and debentures	5,495,148	5,993,956	5,992,760	5,991,564	3,692,699
Senior subordinated notes and debentures	323,311	497,011	746,621	746,231	599,203
Notes payable	1,017	18,843	15,905	150,000	150,000
Capital leases	65,407	61,458	59,787	71,563	84,856
Total debt	11,620,787	12,485,342	9,836,699	11,002,672	8,501,417
Minority interests	1,182	49,670	55,190	685,877	580,766
Preferred stock of CSC Holdings	—	—	—	—	1,624,295
Stockholders’ deficiency	(5,098,790)	(5,339,253)	(2,493,380)	(2,647,264)	(2,002,890)

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per subscriber data)
Statistical Data (Unaudited):

Revenue Generating Units :
Basic Video Customers (1)	3,123	3,127	3,027	2,963	2,945
iO Digital Video Customers	2,628	2,447	1,963	1,483	905
Optimum Online High-Speed Data Customers	2,282	2,039	1,694	1,353	1,057
Optimum Voice Customers	1,592	1,209	731	273	29
Residential Telephone Customers	—	5	8	9	11
Total Revenue Generating Units	9,625	8,827	7,423	6,081	4,947

Customer Relationships (2)	3,317	3,300	3,175	3,096	3,051

Homes Passed (3)	4,679	4,562	4,484	4,443	4,401

Penetration:
Basic Video to Homes Passed	66.8%	68.5%	67.5%	66.7%	66.9%
iO Digital to Basic Penetration	84.1%	78.2%	64.8%	50.1%	30.8%
Optimum Online to Homes Passed	48.8%	44.7%	37.8%	30.4%	24.0%
Optimum Voice to Homes Passed	34.0%	26.5%	16.3%	6.1%	0.7%

Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$125.10	$115.30	$100.46	$88.33	$77.49

(1)                      Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(2)                      Number of customers who receive at least one of the Company’s services, including business modem only customers.

(3)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath for the fourth quarter of each year presented by the average monthly number of basic video subscribers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video subscribers exclude the Company’s Lightpath operations because Lightpath’s third-party revenues are unrelated to the Company’s cable television system subscribers.

	CSC Holdings, Inc.
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per subscriber, per unit and per share data)
Operating Data:
Revenues, net	$6,484,481	$5,828,493	$5,082,045	$4,537,044	$4,014,109
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,891,337	2,651,890	2,249,367	2,142,928	1,857,944
Selling, general and administrative	1,558,455	1,471,366	1,283,938	1,175,769	1,093,279
Other operating income	—	—	—	(95,758)	(4,758)
Restructuring charges (credits)	4,733	(3,484)	(537)	(835)	10,725
Depreciation and amortization (including impairments)	1,118,888	1,119,829	1,074,711	1,129,515	1,042,050
Operating income	911,068	588,892	474,566	185,425	14,869
Other income (expense):
Interest expense, net	(769,705)	(762,848)	(624,256)	(627,780)	(601,042)
Equity in net income (loss) of affiliates	4,377	6,698	3,219	(12,997)	428,753
Gain (loss) on sale of cable assets and programming and affiliate interests, net	183,286	—	64,968	2,232	(13,644)
Gain (loss) on investments, net	(214,257)	290,052	(138,312)	134,598	235,857
Gain (loss) on derivative contracts, net	138,144	(253,712)	119,180	(165,305)	(208,323)
Write—off of deferred financing costs	(2,919)	(14,083)	—	(18,961)	(388)
Loss on extinguishment of debt	(19,113)	(13,125)	—	(78,571)	—
Minority interests	321	1,614	5,221	(38,546)	(24,415)
Miscellaneous, net	2,636	2,845	827	71	3,748
Income (loss) from continuing operations before income taxes and dividend requirements	233,838	(153,667)	(94,587)	(619,834)	(164,585)
Income tax benefit (expense)	(134,629)	87,631	31,226	173,480	(25,081)
Income (loss) from continuing operations before dividend requirements	99,209	(66,036)	(63,361)	(446,354)	(189,666)
Dividend requirements applicable to preferred stock	—	—	—	—	(92,260)
Income (loss) from continuing operations	99,209	(66,036)	(63,361)	(446,354)	(281,926)
Income (loss) from discontinued operations, net of taxes	195,235	16,428	226,274	(175,232)	(22,288)
Income (loss) applicable to common shareholder before extraordinary item	294,444	(49,608)	162,913	(621,586)	(304,214)
Extraordinary loss on investment, net of taxes	—	—	—	(7,436)	—
Income (loss) applicable to common shareholder before cumulative effect of a change in accounting principle	294,444	(49,608)	162,913	(629,022)	(304,214)
Cumulative effect of a change in accounting principle, net of taxes	(443)	(862)	—	—	—
Net income (loss) applicable to common shareholder	$294,001	$(50,470)	$162,913	$(629,022)	$(304,214)

	CSC Holdings, Inc.
	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per subscriber, per unit and per share data)
Balance Sheet Data:
Total assets	$9,510,029	$9,973,228	$9,957,801	$11,390,840	$11,270,880
Bank debt	4,888,750	4,992,500	1,851,500	2,489,887	2,357,039
Collateralized indebtedness	847,154	921,574	1,170,126	1,553,427	1,617,620
Senior notes and debentures	3,995,148	4,493,956	4,492,760	4,491,564	3,692,699
Senior subordinated notes and debentures	323,311	497,011	746,621	746,231	599,203
Notes payable	1,017	18,843	15,905	150,000	150,000
Capital leases	65,407	61,458	59,787	71,563	84,856
Total debt	10,120,787	10,985,342	8,336,699	9,502,672	8,501,417
Minority interests	1,182	49,670	55,190	685,877	580,766
Redeemable preferred stock	—	—	—	—	1,544,294
Exchangeable preferred stock	—	—	—	—	80,001
Stockholder’s deficiency	(3,432,257)	(3,803,327)	(967,974)	(1,181,509)	(1,993,019)

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per subscriber data)
Statistical Data (Unaudited):
Revenue Generating Units:
Basic Video Customers (1)	3,123	3,127	3,027	2,963	2,945
iO Digital Video Customers	2,628	2,447	1,963	1,483	905
Optimum Online High—Speed Data Customers	2,282	2,039	1,694	1,353	1,057
Optimum Voice Customers	1,592	1,209	731	273	29
Residential Telephone Customers	—	5	8	9	11
Total Revenue Generating Units	9,625	8,827	7,423	6,081	4,947

Customer Relationships (2)	3,317	3,300	3,175	3,096	3,051
Homes Passed (3)	4,679	4,562	4,484	4,443	4,401

Penetration:
Basic Video to Homes Passed	66.8%	68.5%	67.5%	66.7%	66.9%
iO Digital to Basic Penetration	84.1%	78.2%	64.8%	50.1%	30.8%
Optimum Online to Homes Passed	48.8%	44.7%	37.8%	30.4%	24.0%
Optimum Voice to Homes Passed	34.0%	26.5%	16.3%	6.1%	0.7%

Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$125.10	$115.30	$100.46	$88.33	$77.49

(1)                      Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room  units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(2)                      Number of customers who receive at least one of the company’s services, including business modem only customers.

(3)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath for the fourth quarter of each year presented by the average monthly number of basic video subscribers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video subscribers exclude the Company’s Lightpath operations because Lightpath’s third-party revenues are unrelated to the Company’s cable television system subscribers.

Item 7.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•                  the level of our revenues;

•                  competition from existing competitors (such as DBS operators and telephone companies) and new competitors (such as high-speed wireless providers) entering our franchise areas;

•                  demand for our basic video, digital video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;

•                  the cost of programming and industry conditions;

•                  changes in the laws or regulations under which we operate;

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

•                  the outcome of litigation and other proceedings, including the matters described under Item 3. Legal Proceedings in the notes to our consolidated financial statements;

•                  general economic conditions in the areas in which we operate;

•                  the state of the market for debt securities and bank loans;

•                  demand for advertising inventory;

•                  our ability to obtain or produce content for our programming businesses;

•                  the level of our capital expenditures;

•                  the level of our expenses;

•                  future acquisitions and dispositions of assets;

•                  the demand for our programming among cable television system and DBS operators and telephone companies and our ability to maintain and renew affiliation agreements with cable television system and DBS operators and telephone companies;

•                  market demand for new services;

•                  whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•                  other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and our other businesses;

•                  financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and

•                  the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

We disclaim any obligation to update or revise the forward looking statements contained herein, except as otherwise required by applicable federal securities laws.

CABLEVISION SYSTEMS CORPORATION

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 7 are presented in thousands.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Because 65% of our basic video customers as of December 31, 2007 are already subscribers to our high-speed data services, our ability to continue to grow our high-speed data services may be limited.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of digital subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 45% of our consolidated revenues for the year ended December 31, 2007, face competition from the direct broadcast satellite business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies such as Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  AT&T has obtained authorization to provide such service throughout its Connecticut footprint.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a quarter of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York.  Verizon has so far not sought to obtain authority for video service in Connecticut. See “Item 1.  Business - Regulation” for a discussion of regulatory and legislative issues and “Item 1A.  Risk Factors - Our business is subject to extensive government regulation and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do”.

The Company has experienced an increased rate of average monthly churn in its basic video subscribers primarily as a result of increasing competition in its service area (2% in the fourth quarter of 2007 compared with 1.8% during the fourth quarter of 2006).

Our high-speed data services business, which accounted for 16% of our consolidated revenues for the year ended December 31, 2007, faces competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by local telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T, Earthlink, Wildblue, and Clearwire.  This competition, together with our already relatively high penetration, is expected to slow our growth in cable modem penetration from the growth rates we have experienced in the past.  The Company had slower growth during 2007 than experienced in prior years in Optimum Online customers (243,000  in 2007 compared with 345,000 during 2006).

Our VoIP offering, which accounted for approximately 8% of our consolidated revenues for the year ended December 31, 2007, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.

Optimum Lightpath, which accounted for approximately 3% of our consolidated revenues for the year ended December 31, 2007, operates in a highly competitive business telecommunications market and competes against the largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 14% of our consolidated revenues for the year ended December 31, 2007, we earn revenues in two principal ways.  First, we receive affiliate fee payments from cable television system operators, DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators under our affiliation agreements.  The specific affiliate fee revenues we earn vary from operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable television system operators and DBS operators and telephone companies, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of operators that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.

Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by operators to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related subscriber guarantee, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the operators’ efforts to market our channels or we may permit operators to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold per hour and by increasing rates for such advertising, but ultimately, the level of our advertising revenues is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliate fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few operators, creating disparate bargaining power between us and the largest operators.  This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliate relationships would have a significant impact on this segment.

Madison Square Garden

Madison Square Garden, which accounted for 15% of our consolidated revenues for the year ended December 31, 2007, consists of our professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), the MSG Networks sports programming business, and an entertainment business.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the WaMu Theater and, effective January 1, 2007, the Beacon Theatre in New York City.  In October 2007, Madison Square Garden purchased and assumed the operation of the Chicago Theatre in Chicago, Illinois.  Through June 30, 2007, it also operated the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut).  Madison Square Garden faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the MSG Networks (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television operators (including our cable television systems), satellite operators that provide video service and sales of advertising.  This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which also supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing our professional sports teams’ results of operations.

MSG Networks sports programming business is affected by our ability to secure desired programming of professional sports teams, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.

Madison Square Garden’s entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as the availability of, and our venues’ ability to attract concerts, family shows and events.

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Stock Option Related Matters

We have continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation, and the investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  We expect to continue to incur substantial expenses in connection with these matters.  See Item 3. Legal Proceedings.

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

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company’s long-lived and indefinite lived assets at December 31, 2007 include excess costs over fair value of net assets acquired (“goodwill”) of $1,023,480, other intangible assets of $1,388,292 ($893,879 of which are indefinite-lived intangibles) and $3,472,203 of property, plant and equipment.  Such assets accounted for approximately 64% of the Company’s consolidated total assets.

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

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.  For the Telecommunications Services segment, these valuations also include assumptions for average annual revenue per customer, number of homes passed, operating margin and market penetration as a percentage of homes passed, among other assumptions.  For the Madison Square Garden and Rainbow segments, these valuations also include assumptions for projected average rates per basic and viewing subscribers, number of events (MSG segment only), access to sports programming and feature film rights and the cost of such sports programming and feature film rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.  If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

In order to evaluate the sensitivity of the fair value calculations of the Company’s reporting units on the impairment calculation for indefinite-lived intangibles, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit.  This hypothetical decrease would have no impact on the impairment analysis for any of the Company’s reporting units, except for our theater operations which has goodwill of $10,347 at December 31, 2007.

Rights to programming, including feature films and episodic series, acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun, unless there is uncertainty with respect to either cost, acceptability or availability, then when the uncertainty is resolved.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.  We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recorded in technical and operating expense.

Owned original programming is produced for us by independent production companies.  Any owned original programming costs qualifying for capitalization are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated cash flows can change based upon programming market acceptance, levels of affiliate fee revenue and advertising revenue, and program usage.  Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary which could impact the timing of amortization expenses.

We have recorded impairment losses of approximately $3,160, $1,640 and $663 for the years ended December 31, 2007, 2006 and 2005, respectively, included in technical and operating expense, representing primarily the impairment of certain film and programming contracts.  In addition, we recorded impairment charges of $1,804, $2,104 and $7,697 in 2007, 2006 and 2005, respectively, included in depreciation and amortization related primarily to certain other long-lived assets and goodwill related to certain subsidiaries in our Rainbow segment in 2007, to our theater operations and PVI Virtual Media business in 2006 and to our theater operations and Rainbow segment in 2005, respectively.

Useful Lives of Finite-Lived Intangible Assets:

The Company has recognized intangible assets for affiliation relationships, affiliation agreements, advertiser relationships, season ticket holder relationships and suite holder contracts and relationships as a result of the Regional Programming Partners restructuring transaction with News Corporation in April 2005.  In addition, the Company has also recognized intangible assets for affiliation agreements and advertiser relationships as a result of the July 2003 repurchase of Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% interest in each of American Movie Classics Company LLC, WE: Women’s Entertainment and The Independent Film Channel LLC and the repurchase of NBC’s interests in Rainbow Media Holdings LLC in various transactions in 2001 and 2002.  The Company has determined that such intangible assets have finite lives and has estimated those lives to be 4 to 11 years for affiliation agreements, 24 years for affiliation relationships, 7 to 10 years for advertiser relationships, 10 to 15 years for season ticket holder relationships and 3 to 11 years for suite holder contracts and relationships.  At December 31, 2007, the carrying values, net of accumulated amortization, were $332,546 for affiliation agreements and affiliation relationships, $7,068 for broadcast rights and other agreements, $49,779 for advertiser relationships, $59,529 for season ticket holder relationships, $12,031 for suite holder contracts and relationships and $33,460 for other intangibles.

The amount we originally allocated in purchase accounting to the affiliation agreements and affiliation relationships finite-lived intangibles in our consolidated financial statements is the estimated aggregate fair value of those affiliation agreements, affiliation relationships and the related customer relationships.  The useful lives for the affiliation agreements were determined based upon an analysis of the weighted average lives of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements.  The Company has been successful in renewing its affiliation agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future.  However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business.  In light of these facts and circumstances, the Company has determined that an estimated useful life of 4 to 11 years for affiliation agreements and 24 years for affiliation relationships is appropriate.

There have been periods when an existing affiliate agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewal.  In one case during 2004, there was a 10-day period in which an affiliate was restricted from carrying certain of the Company’s sports and entertainment networks because the parties had not reached agreement on contract renewal terms.  We reached a short-term agreement with the affiliate at the end of the 10-day period and that affiliate continuously carried the networks pursuant to successive subsequent short-term agreements through March 7, 2005.  However, we were unable to reach an agreement with this affiliate at expiration on March 7, 2005, and this affiliate discontinued carriage of certain of the Company’s sports networks.  On May 9, 2005, we reached a multi-year agreement on key rate and positioning terms for carriage of these sports networks and the parties subsequently entered into definitive documentation reflecting such agreement.  See “Impairment of Long-Lived and Indefinite-Lived Assets” discussion above.

If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliation agreement intangible asset.  If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under “Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible.  The Company also would evaluate whether the remaining useful life of the affiliation agreement remained appropriate.  Based on December 31, 2007 carrying values, if the estimated life of all affiliation agreements and affiliation relationships were shortened by 10%, the effect on amortization for the year ending December 31, 2008 would be to increase our annual amortization expense by approximately $6,300.

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.  In 2007 and 2006, the Company recorded decreases in the valuation allowance of $536 and $10,404, respectively, relating to certain state NOLs.  In 2005, the Company recorded an increase in the valuation allowance of $6,459, relating to certain state NOLs.  During 2007, 2006 and 2005, certain state NOLs expired prior to utilization.  The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance.  The associated deferred tax asset and valuation allowance were both reduced by $1,122, $2,638 and $6,953 in 2007, 2006 and 2005, respectively.

Plant and Equipment:

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant and headend facilities.  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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

2007 Transactions.  In June 2007, Rainbow Media Holdings completed the sale to Comcast of (i) its 60% interest in Fox Sports Net Bay Area, for a purchase price of $366,750 (the “Bay Area Sale”) and (ii) its 50% interest in Fox Sports Net New England, for a purchase price of $203,250 (the “New England Sale”), for an aggregate purchase price of $570,000, plus certain additional consideration to Rainbow Media Holdings, subject to customary working capital adjustments.  The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented.  The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), an entity owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  The terms of the merger agreement provided that Central Park Merger Sub, Inc. would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company (the “Proposed Merger”).

On October 24, 2007, the Proposed Merger was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval.  Subsequently, the parties terminated the merger agreement pursuant to its terms.

2005 Transactions.  In April 2005, the Company and News Corporation restructured Regional Programming Partners.  As a result, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owned 100% of Fox Sports Net Chicago, which was shut down in June 2006 and through June 2007 owned 50% of Fox Sports Net New England and 60% of Fox Sports Net Bay Area (see “2007 Transactions” above).

In 2005, subsidiaries of the Company entered into agreements with EchoStar by which EchoStar acquired a 20% interest in VOOM HD and agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD filed a lawsuit against EchoStar asserting that EchoStar did not have the right to terminate the affiliation agreement.  That lawsuit is pending, as is the court’s decision on VOOM HD’s motion for a preliminary injunction.  Separately, on February 1, 2008, EchoStar began to distribute VOOM in a manner that the Company believes violates EchoStar’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,				Increase
	2007		2006		(Decrease)
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$6,484,481	100%	$5,828,493	100%	$655,988

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,891,337	45	2,651,890	45	(239,447)
Selling, general and administrative	1,558,455	24	1,471,366	25	(87,089)
Restructuring expense (credits)	4,733	—	(3,484)	—	(8,217)
Depreciation and amortization (including impairments)	1,118,888	17	1,119,829	19	941
Operating income	911,068	14	588,892	10	322,176
Other income (expense):
Interest expense, net	(900,698)	(14)	(891,674)	(15)	(9,024)
Equity in net income of affiliates	4,377	—	6,698	—	(2,321)
Gain on sale of programming and affiliate interests, net	183,286	3	—	—	183,286
Gain (loss) on investments, net	(214,257)	(3)	290,052	5	(504,309)
Write-off of deferred financing costs	(2,919)	—	(14,083)	—	11,164
Gain (loss) on derivative contracts, net	138,144	2	(253,712)	(4)	391,856
Loss on extinguishment of debt	(19,113)	—	(13,125)	—	(5,988)
Minority interests	321	—	1,614	—	(1,293)
Miscellaneous, net	2,636	—	2,845	—	(209)
Income (loss) from continuing operations before taxes	102,845	2	(282,493)	(5)	385,338
Income tax benefit (expense)	(79,181)	(1)	140,462	2	(219,643)
Income (loss) from continuing operations	23,664	—	(142,031)	(2)	165,695
Income from discontinued operations, net of taxes	195,235	3	16,428	—	178,807
Income (loss) before cumulative effect of a change in accounting principle	218,899	3	(125,603)	(2)	344,502
Cumulative effect of a change in accounting principle, net of taxes	(443)	—	(862)	—	419
Net income (loss)	$218,456	3%	$(126,465)	(2)%	$344,921

STATEMENT OF OPERATIONS DATA (continued)

	Years Ended December 31,				Increase
	2006		2005		(Decrease)
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$5,828,493	100%	$5,082,045	100%	$746,448

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,651,890	45	2,249,367	44	(402,523)
Selling, general and administrative	1,471,366	25	1,283,938	25	(187,428)
Restructuring credits	(3,484)	—	(537)	—	2,947
Depreciation and amortization (including impairments)	1,119,829	19	1,074,711	21	(45,118)
Operating income	588,892	10	474,566	9	114,326
Other income (expense):
Interest expense, net	(891,674)	(15)	(748,665)	(15)	(143,009)
Equity in net income of affiliates	6,698	—	3,219	—	3,479
Gain on sale of programming and affiliate interests, net	—	—	64,968	1	(64,968)
Gain (loss) on investments, net	290,052	5	(138,312)	(3)	428,364
Write-off of deferred financing costs	(14,083)	—	—	—	(14,083)
Gain (loss) on derivative contracts, net	(253,712)	(4)	119,180	2	(372,892)
Loss on extinguishment of debt	(13,125)	—	—	—	(13,125)
Minority interests	1,614	—	5,221	—	(3,607)
Miscellaneous, net	2,845	—	650	—	2,195
Loss from continuing operations before taxes	(282,493)	(5)	(219,173)	(4)	(63,320)
Income tax benefit	140,462	2	82,219	2	58,243
Loss from continuing operations	(142,031)	(2)	(136,954)	(3)	(5,077)
Income from discontinued operations, net of taxes	16,428	—	226,274	4	(209,846)
Income (loss) before extraordinary item	(125,603)	(2)	89,320	2	(214,923)
Extraordinary loss on investment, net of taxes	(862)	—	—	—	(862)
Net income (loss)	$(126,465)	(2)%	$89,320	2%	$(215,785)

Comparison of Consolidated Year Ended December 31, 2007 Versus Year Ended December 31, 2006

Consolidated Results — Cablevision Systems Corporation

The Company classifies its business interests into three reportable segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial data and voice services operations of Optimum Lightpath;

•                  Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse, News 12 and VOOM HD Networks; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a more detailed discussion relating to the operating results of our segments.

Revenues, net for the year ended December 31, 2007 increased $655,988 (11%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$483,462
Increase in revenues of the Rainbow segment	107,384
Increase in revenues of the Madison Square Garden segment	96,050
Other net decreases	(6,518)
Inter-segment eliminations	(24,390)
$655,988

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

•                  contractual rights expense to broadcast certain live sporting events and contractual compensation expense pursuant to employment agreements with professional sports teams’ personnel;

•                  amortization of costs to license programming, including program rights and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses (excluding depreciation and amortization and impairments) in 2007 increased $239,447 (9%) as compared to 2006. The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$232,273
Increase in expenses of the Rainbow segment	27,980
Increase in expenses of the Madison Square Garden segment	724
Other net decreases	(2,134)
Inter-segment eliminations	(19,396)
$239,447

As a percentage of revenues, technical and operating expenses remained constant during 2007 as compared to 2006.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers. Selling, general and administrative expenses increased $87,089 (6%) for 2007 as compared to 2006. The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$76,176
Increase in expenses of the Rainbow segment	14,231
Increase in expenses of the Madison Square Garden segment	16,822
Other net decreases	(14,031)
Inter-segment eliminations	(6,109)
$87,089

As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2007 compared to 2006.

Restructuring charges (credits) amounted to $4,733 in 2007 and $(3,484) in 2006. The 2007 amount related primarily to severance and other costs of $3,123 associated with the 2007 restructuring plans and adjustments to facility realignment provisions and other costs recorded in connection with the 2001, 2002 and 2006 restructuring plans of $1,610.  The 2006 amount related primarily to adjustments to facility realignment provisions recorded in connection with the 2001 and 2002 restructuring plans of $(3,996), partially offset by a charge of $512 relating to facility realignment and severance costs associated with the 2006 restructuring plans.

Depreciation and amortization (including impairments) decreased $941 for 2007 as compared to 2006. The net decrease consisted of a decrease in amortization expense of $1,864 due to certain long-lived assets becoming fully amortized, partially offset by an increase in depreciation expense of $923 due primarily to depreciation of new fixed assets and losses on certain asset disposals.

Net interest expense increased $9,024 (1%) during 2007 compared to 2006.  The net increase is attributable to the following:

Increase due to higher average debt balances related primarily to the financing of the 2006 special dividend in the second quarter of 2006, partially offset by lower outstanding collateralized indebtedness and the redemption of certain senior and senior subordinated notes and debentures in May 2006, August 2007 and December 2007	$19,670
Decrease due to lower average interest rates on indebtedness	(4,326)
Higher interest income	(3,626)
Other net decreases	(2,694)
$9,024

Equity in net income of affiliates amounted to $4,377 in 2007 compared to $6,698 in 2006.  Such amounts consist of the Company’s share of the net income of certain businesses in which the Company does not have a majority ownership interest.

Gain on sale of affiliate interests of $183,286 for the year ended December 31, 2007 resulted from the sale of our 50% equity interest in the Fox Sports Net New England business in June 2007.

Gain (loss) on investments, net for the years ended December 31, 2007 and 2006 of $(214,257) and $290,052 respectively, consists primarily of the net change in the fair value of Comcast, General Electric, AT&T, Charter Communications, Leapfrog, and Adelphia Communications common stock owned by the Company.  As of December 31, 2007, the Company’s investment securities held as collateral consist of Comcast and General Electric common shares.  Our holdings of AT&T, Charter, Leapfrog and Adelphia common stock were delivered to each counterparty in connection with the settlement of their related monetization contracts upon their maturity.  The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Write-off of deferred financing costs for the year ended December 31, 2007 of $2,919 represents costs written off in connection with the partial redemption in August 2007 of Rainbow National Services’ senior subordinated notes due 2014.  Write-off of deferred financing costs for 2006 of $14,083 includes $6,084 of costs written off in connection with the refinancing of the Rainbow National Services LLC credit agreement in July 2006, $3,412 of costs written off in connection with the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 in May 2006, and $4,587 of costs written off in connection with the refinancing of the CSC Holdings credit agreement.

Gain (loss) on derivative contracts, net for the years ended December 31, 2007 and 2006 consisted of the following:

	Years Ended December 31,
	2007	2006
Unrealized and realized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast, Charter Communications, General Electric, and Leapfrog shares	$214,712	$(214,352)
Unrealized and realized losses on interest rate swap contracts	(76,568)	(39,360)
	$138,144	$(253,712)

The effects of these gains and losses are largely offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Loss on extinguishment of debt of $19,113 for the year ended December 31, 2007 represents the excess of the redemption price over the carrying value of the $175,000 principal amount of the Rainbow National Services senior subordinated notes due 2014 redeemed in August 2007.  Loss on extinguishment of debt of $13,125 for the year ended December 31, 2006 represents the premium paid on the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 in May 2006.

Minority interests for the years ended December 31, 2007 and 2006 of $321 and $1,614, respectively, represent other parties’ share of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements.

Net miscellaneous income of $2,636 and $2,845 for the years ended December 31, 2007 and 2006, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax expense attributable to continuing operations of $79,181 for the year ended December 31, 2007 resulted primarily from the Company’s pretax income, state income tax expense of $7,120, tax expense of $10,831 for the impact of a change in the state rate used to measure deferred taxes, tax expense of $8,849, including accrued interest, recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and the tax impact of non-

deductible officers’ compensation and other non-deductible expenses of $9,355 and $6,285, respectively, partially offset by a decrease in the valuation allowance of $536 relating to certain state NOLs.

Income tax benefit attributable to continuing operations of $140,462 for the year ended December 31, 2006 resulted primarily from the Company’s pretax loss, state income tax benefit of $25,230, increased by a $10,404 decrease in the valuation allowance relating to certain state NOLs, a tax benefit of $16,356 resulting from the reduction in a tax contingency liability pursuant to a change in judgment, a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, partially offset by the impact of non-deductible officers’ compensation of $4,443 and other non-deductible expenses of $6,768.

Income (loss) from discontinued operations

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.

In 2006, the Company accrued $50,898, including interest, reflected as an expense in discontinued operations, as a result of the judgment entered against Cablevision and Rainbow DBS in the Loral matter (see Item 3. Legal Proceedings).  The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2007.

In April 2005, the Company and News Corporation restructured Regional Programming Partners.  As a result, the Company owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owned 100% of Fox Sports Net Chicago which was shut down in June 2006 and through June 2007, the Company owned a 60% interest in Fox Sports Net Bay Area and a 50% interest in Fox Sports Net New England.  In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area and its 50% interest in Fox Sports Net New England to Comcast.

The net operating results of the Fox Sports Net Bay Area, Fox Sports Net Chicago, Fox Sports Net Ohio and Fox Sports Net Florida businesses and those of the Rainbow DBS distribution business have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Income (loss) from discontinued operations, net of taxes, for the years ended December 31, 2007 and 2006 reflects the following items, net of related income taxes and minority interests:

	Years Ended December 31,
	2007	2006
Gain on sale of Fox Sports Net Bay Area, net of taxes	$186,281	$—
Net operating results of the Rainbow DBS distribution business, including shutdown costs, net of taxes*	4,167	(33,472)
Net operating results of Fox Sports Net Chicago, net of taxes**	—	40,955
Net operating results of Fox Sports Net Bay Area, net of taxes	4,787	8,982
Other, net of taxes	—	(37)
	$195,235	$16,428

*	The 2006 amount includes $30,025, net of taxes, representing the Make Whole Payment due to Loral. See Item 3. Legal Proceedings.
**

The 2006 amount includes approximately $46,100, net of taxes, representing the collection in June 2006 of affiliate revenue from a cable affiliate, including approximately $42,200, net of taxes, relating to periods prior to 2006, that had not been previously recognized due to a contractual dispute. The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Years Ended December 31,
					Increase (Decrease) in Operating Income
	2007		2006
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues

Revenues, net	$4,721,169	100%	$4,237,707	100%	$483,462
Technical and operating expenses (excluding depreciation and amortization)	2,006,880	43	1,774,607	42	(232,273)
Selling, general and administrative expenses	910,207	19	834,031	20	(76,176)
Restructuring credits	—	—	(17)	—	(17)
Depreciation and amortization	929,606	20	915,724	22	(13,882)
Operating income	$874,476	19%	$713,362	17%	$161,114

Revenues, net for the year ended December 31, 2007 increased $483,462 (11%) as compared to revenues for the prior year.  The following table presents the increases by major components of revenues for the years ended December 31, 2007 and 2006 for the Company’s Telecommunications Services segment:

				Percent
	As of December 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,774,291	$2,576,598	$197,693	8%
High-speed data	1,013,462	900,024	113,438	13%
Voice	534,553	369,793	164,760	45%
Advertising	118,473	119,239	(766)	(1)%
Other (including installation, home shopping, advertising sales commissions, and other products)	105,519	109,781	(4,262)	(4)%
Total cable television	4,546,298	4,075,435	470,863	12%
Optimum Lightpath	215,476	210,594	4,882	2%
Intra-segment eliminations	(40,605)	(48,322)	7,717	16%
Total Telecommunications Services	$4,721,169	$4,237,707	$483,462	11%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our high speed data and voice services, including additional services sold to our existing video subscribers, (set forth in the table below), upgrades by video customers from the level of the programming package to which they subscribe, and general increases in rates, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended December 31, 2007 was $125.10 as compared with $115.30 for the three months ended December 31, 2006.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services and intra-segment revenue from the VoIP business.

The following table presents certain subscriber information as of December 31, 2007 and 2006 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of December 31,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
		(in thousands)

Basic video customers	3,123	3,127	(4)	—
iO digital video customers	2,628	2,447	181	7%
Optimum Online high-speed data customers	2,282	2,039	243	12%
Optimum voice customers	1,592	1,209	383	32%
Residential telephone customers	—	5	(5)	(100)%
Total revenue generating units	9,625	8,827	798	9%

The Company had a decline of approximately 4,000 basic video customers, however it added approximately 798,000 revenue generating units (“RGUs”) in 2007.  The Company had slower growth during 2007 than experienced in prior years in iO digital video customers (181,000 in 2007 compared with 484,000 during 2006), Optimum Online customers (243,000 in 2007 compared with 345,000 during 2006) and voice customers (383,000 in 2007 compared with 478,000 during 2006).  The reduction in basic video subscribers and the slowing growth in other service offerings reflect the impact of the Company’s relatively high penetration rates and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.  In the fourth quarter of 2007, the Company had an increase of approximately 1,000 basic video customers and added approximately 208,000 RGUs.

Technical and operating expenses (excluding depreciation and amortization) for 2007 increased $232,273 (13%) compared to 2006.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to increases in the video services purchased by our subscribers, expanded service offerings, and programming rate increases	$139,312
Resolution of a contractual programming dispute in 2006*	26,476
Increase in field service and network related costs primarily due to growth in revenue generating units	56,592
Increase in call completion and interconnection costs, taxes, and fees (net of related intra-segment eliminations) primarily due to our flat-rate international service offering which began in the second quarter of 2006 and subscriber growth, partially offset by lower rates	14,283
Increase in franchise fees	10,435
Net decrease in expense primarily due to presentation of certain customer related taxes as a reduction of revenue in 2007**	(15,360)
Other net increases	32
Intra-segment eliminations	503
$232,273

*                             Represents the collection of $26,476 in 2006 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.  Payments received under the contract were accounted for as a reduction to programming costs in 2006.

**                      Beginning in 2007, certain taxes and fees are now being collected from customers by the Company as agent and, accordingly, are reported as a reduction of revenue.

As a percentage of revenues, technical and operating expenses increased 1% during 2007 as compared to 2006.

Selling, general and administrative expenses increased $76,176 (9%) for 2007 as compared to 2006.  The net increase is attributable to the following:

Increase in sales and marketing costs	$51,130
Increase in customer related costs (principally call center related costs) primarily due to increased revenue generating units	31,611
Decrease in share-based compensation expense	(15,160)
Increase in expenses relating to Cablevision’s long-term incentive plans	4,533
Increase in other general and administrative costs	3,558
Intra-segment eliminations	504
$76,176

As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2007 as compared to 2006.

Depreciation and amortization increased $13,882 (2%) for 2007 as compared to 2006.  The net increase resulted primarily from depreciation of new fixed assets, principally subscriber devices and VoIP equipment, partly offset by lower depreciation due to certain asset disposals in the fourth quarter of 2006.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Years Ended December 31,
	2007		2006		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Decrease) in Operating Income

Revenues, net	$894,401	100%	$787,017	100%	$107,384
Technical and operating expenses (excluding depreciation, amortization and impairments)	354,595	40	326,615	42	(27,980)
Selling, general and administrative expenses	373,255	42	359,024	46	(14,231)
Restructuring charges	3,041	—	143	—	(2,898)
Depreciation and amortization (including impairments)	93,336	10	97,572	12	4,236
Operating income	$70,174	8%	$3,663	—%	$66,511

The Rainbow segment’s operating income is comprised of the following:

	Years Ended December 31,
	2007	2006
Operating income (loss):
AMC, WE tv and IFC	$239,567	$197,294
Other programming services	(169,393)	(193,631)
	$70,174	$3,663

Other programming services primarily consist of fuse, Lifeskool, sportskool, News 12 Networks, IFC Entertainment, VOOM, Rainbow Network Communications, and Rainbow Advertising Sales Corporation.  The operating losses from Rainbow’s other programming services were attributable primarily to VOOM, as well as the News 12 Networks, IFC Entertainment, and fuse.

Revenues, net for the year ended December 31, 2007 increased $107,384 (14%) as compared to revenues for the prior year. The net increase is attributable to the following:

Increase in advertising revenues at the AMC, IFC and WE tv businesses	$35,259
Increase in affiliate fee revenues and other revenue at Rainbow’s other programming businesses, primarily at VOOM HD Networks due to increased distribution by EchoStar and its launch by Cablevision during the third quarter of 2007	44,194
Increase in affiliate fee revenues and other revenue at the AMC, WE tv and IFC businesses resulting primarily from increases in viewing subscribers and rates.	31,891
Decrease in advertising revenues at Rainbow’s other programming businesses	(3,960)
$107,384

Revenue increases discussed above are primarily derived from increases in the number of viewing subscribers and affiliate fee rates charged for our services and the increases in the level of advertising on our networks.  The following table presents certain viewing subscriber information at December 31, 2007 and 2006:

	As of December 31,			Percent
	2007	2006	Increase	Increase
		(in thousands)
Viewing Subscribers:
AMC	84,400	81,100	3,300	4.1%
WE tv	57,200	52,700	4,500	8.5%
IFC	44,600	40,100	4,500	11.2%
fuse	47,000	42,000	5,000	11.9%
VOOM HD Networks	2,100	300	1,800	*

*                             The increase in VOOM HD Networks viewing subscribers is primarily due to growth in distribution by EchoStar and the launch of VOOM during the third quarter of 2007 by Cablevision.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2007 increased $27,980 (9%) compared to 2006. The net increase is attributable to the following:

Net increase resulting from higher programming and contractual costs at the other Rainbow businesses, primarily at VOOM HD Networks, IFC Entertainment and for Rainbow’s film library assets	$12,454
Net increase in other programming related expenses at the AMC, WE tv and IFC businesses which resulted primarily from amortization of licensed programming content and series development/original programming costs as well as broadband/video-on-demand related costs	26,586
Net decrease in original programming expenses at the AMC, WE tv and IFC businesses due to certain of those costs qualifying for capitalization in 2007	(11,060)
$27,980

As a percentage of revenues, technical and operating decreased 2% during 2007 as compared to 2006.

Selling, general and administrative expenses increased $14,231 (4%) for 2007 compared to 2006.  The net increase is attributable to the following:

Net increase in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses. The increase is due primarily to an increase in marketing and promotion of original programming series premieres	$9,060
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services primarily related to marketing and promotional activities. The increase is due primarily to an increase in marketing and promotion at fuse and IFC Entertainment	8,219
Decrease in share-based compensation expense	(9,357)
Increase in expenses relating to Cablevision’s long-term incentive plans	3,111
Increase in administrative costs	3,198
$14,231

As a percentage of revenues, selling, general and administrative expenses decreased 4% in 2007 compared to 2006.

Restructuring charges of $3,041 for the year ended December 31, 2007 represents primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) decreased $4,236 (4%) for 2007 as compared to 2006.  The decrease in depreciation and amortization expense was primarily attributable to a net decrease in depreciation expense relating to certain fixed assets becoming fully depreciated in 2006 and certain intangible assets becoming fully amortized in the first quarter of 2007.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Years Ended December 31,				Increase
	2007		2006		(Decrease) in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$950,090	100%	$854,040	100%	$96,050
Technical and operating expenses (excluding depreciation and amortization)	607,290	64	606,566	71	(724)
Selling, general and administrative expenses	206,132	22	189,310	22	(16,822)
Depreciation and amortization	58,180	6	60,160	7	1,980
Operating income (loss)	$78,488	8%	$(1,996)	—%	$80,484

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Revenues, net for the year ended December 31, 2007 increased $96,050 (11%) as compared to revenues for the prior year.  This net increase is attributable to the following:

Higher revenues from entertainment events, including new New York City and Chicago venues in 2007, offset in part by the termination of the operating agreements for two Connecticut venues effective July 1, 2007	$62,310
Net higher MSG Networks affiliate fees	24,097
Higher sports team playoff related revenue	8,764
Higher other sports team related revenues	5,089
Lower other MSG Networks revenue, primarily decreased advertising sales, excluding playoffs	(4,394)
Other net increases	184
$96,050

Technical and operating expenses for the year ended December 31, 2007 increased $724 as compared to the prior year. This increase is attributable to the following:

Higher costs associated with the higher revenues from entertainment events	$44,030
Higher operating costs of venues, primarily new New York City and Chicago venues in 2007, offset in part by the termination of the operating agreements for two Connecticut venues effective July 1, 2007	9,518
Higher MSG Networks operating costs, primarily production	8,340
Lower benefit from amortization of team related purchase accounting liabilities (see discussion below)	6,263
Higher sports team playoff related expenses	4,562
Lower net provisions for certain team personnel transactions (including the impact of luxury tax)	(55,837)
Lower provision for National Basketball Association’s luxury tax (excluding impact of certain team personnel transactions referred to above)	(8,545)
Lower other team operating expenses, primarily team personnel compensation	(8,637)
Other net increases	1,030
$724

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  Following this transaction, the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  During 2006 and 2005, the majority of these players were waived or traded and the unamortized purchase accounting liabilities associated with these players were written off.  Unamortized purchase accounting liabilities at December 31, 2007 amounted to $3,621.

As a percentage of revenues, technical and operating expenses decreased 7% during the year ended December 31, 2007 as compared to the prior year.

Selling, general, and administrative expenses for the year ended December 31, 2007 increased $16,822 (9%) as compared to the prior year. This increase is attributable to the following:

Higher annual employee compensation and related benefits and expenses relating to Cablevision’s long-term incentive plan (excluding share-based compensation)	$11,564
Lower expenses related to Cablevision’s share-based compensation plans	(3,564)
Other net increases, primarily higher legal and other professional fees and provision for settlement of litigation	8,822
$16,822

As a percentage of revenues, selling, general and administrative expenses remained constant as compared to the prior year.

Depreciation and amortization expense for the year ended December 31, 2007 decreased $1,980 (3%) as compared to the prior year as a result of certain assets becoming fully depreciated.

Comparison of Consolidated Year Ended December 31, 2006 Versus Year Ended December 31, 2005

Consolidated Results — Cablevision Systems Corporation

Revenues, net for the year ended December 31, 2006 increased $746,448 (15%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$630,942
Increase in revenues of the Rainbow segment	51,889
Increase in revenues of the Madison Square Garden segment	49,645
Other net decreases	(994)
Intersegment eliminations	14,966
$746,448

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

•                  amortization of costs to license programming, including program rights and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses (excluding depreciation and amortization and impairments) in 2006 increased $402,523 (18%) as compared to 2005. The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$269,941
Increase in expenses of the Rainbow segment	28,589
Increase in expenses of the Madison Square Garden segment	87,793
Other net increases	596
Intersegment eliminations	15,604
$402,523

As a percentage of revenues, technical and operating expenses increased 1% during 2006 as compared to 2005.  This increased percentage is primarily attributable to increases in technical and operating expenses of the Madison Square Garden segment and to a lesser extent the Rainbow segment.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers. Selling, general and administrative expenses increased $187,428 (15%) for 2006 as compared to 2005. The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$129,474
Increase in expenses of the Rainbow segment	38,937
Increase in expenses of the Madison Square Garden segment	20,292
Other net decreases	(578)
Intersegment eliminations	(697)
$187,428

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“Statement No. 123R”).  Statement No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that share-based payments be accounted for using a fair-value-based method.  As a result of the adoption of Statement No. 123R, the Company’s stock plan expense for 2006 for all segments has increased as compared to 2005.

As a percentage of revenues, selling, general and administrative expenses remained constant in 2006 compared to 2005.

Restructuring credits amounted to $3,484 in 2006 and $537 in 2005. The 2006 amount related primarily to adjustments to facility realignment provisions recorded in connection with the 2001 and 2002 restructuring plans of $3,996, partially offset by a charge of $512 relating to facility realignment and severance costs associated with the 2006 restructuring plans. The 2005 amount is comprised of a $2,060 credit resulting from changes in estimates of facility realignment costs relating to the 2001 and 2002 restructuring plans, partially offset by $1,025 of severance costs in 2005 and $498 of additional provisions for severance costs associated with the 2004 and 2003 restructuring plans.

Depreciation and amortization (including impairments) increased $45,118 (4%) for 2006 as compared to 2005.  The net increase consisted of an increase in depreciation expense of $54,260 primarily from depreciation of new fixed assets in our telecommunication services segment, partially offset by a decrease in amortization expense of $8,401 primarily resulting from an impairment of certain intangibles recorded in 2005 attributable to the shutdown of two of three MetroChannels and a net decrease of $741 relating to the impairment of certain long-lived assets within our theater operations.

Net interest expense increased $143,009 (19%) during 2006 compared to 2005. The net increase is attributable to the following:

Increase due to higher average debt balances related primarily to the financing of the special dividend on March 29, 2006, partially offset by lower outstanding collateralized indebtedness and the redemption of certain senior subordinated debentures	$118,328
Increase due to higher average interest rates	48,990
Higher interest income	(20,654)
Other net decreases	(3,655)
$143,009

Equity in net income of affiliates amounted to $6,698 in 2006 compared to $3,219 in 2005.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company does not have a majority ownership interest.

Gain on sale of affiliate interests of $64,968 for the year ended December 31, 2005 resulted primarily from the Company and News Corporation restructuring their ownership of National Sports Partners and National Advertising Partners.

Gain (loss) on investments, net for the years ended December 31, 2006 and 2005 of $290,052 and $(138,312) respectively, consists primarily of the net increase or decrease in the fair value of Comcast, General Electric, AT&T, Charter Communications, Leapfrog, and Adelphia Communications common stock owned by the Company. The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Write-off of deferred financing costs for the year ended December 31, 2006 of $14,083 includes $6,084 of costs written off in connection with the refinancing of the Rainbow National Services LLC credit agreement in July 2006, $3,412 of costs written off in connection with the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 in May 2006, and $4,587 of costs written off in connection with the refinancing of the CSC Holdings credit agreement.

Gain (loss) on derivative contracts, net for the years ended December 31, 2006 and 2005 consisted of the following:

	Years Ended December 31,
	2006	2005
Unrealized and realized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast,Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$(214,352)	$135,677
Unrealized and realized losses on interest rate swap contracts	(39,360)	(16,497)
	$(253,712)	$119,180

The effects of these gains and losses are largely offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Loss on extinguishment of debt of $13,125 for the year ended December 31, 2006 represents the premium paid on the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 in May 2006.

Minority interests of $1,614 and $5,221 for the years ended December 31, 2006 and 2005, respectively, represent other parties’ share of the net income or losses of entities which are not entirely owned by us but which are consolidated in our financial statements.

Net miscellaneous income of $2,845 and $650 for the years ended December 31, 2006 and 2005, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations of $140,462 for the year ended December 31, 2006 resulted primarily from the Company’s pretax loss, state income tax benefit of $25,230, increased by a $10,404 decrease in the valuation allowance relating to certain state NOLs, a tax benefit of $16,356 resulting from the reduction in a tax contingency liability pursuant to a change in judgment, a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, partially offset by the impact of non-deductible officers’ compensation of $4,443 and other non-deductible expenses of $6,768.

Income tax benefit attributable to continuing operations of $82,219 for the year ended December 31, 2005 resulted primarily from the pretax loss, state income tax benefit of $13,156, increased by a tax benefit of $6,701 resulting from an adjustment to a state tax rate, partially offset by an increase in the valuation allowance of $6,459 relating to certain state NOLs and the impact of non-deductible officers’ compensation of $6,226 and other non-deductible expenses of $10,637.

As of December 31, 2006, the Company was being audited by the state of Ohio for the tax year ended December 31, 2000.  The primary audit issue was the amount of gain that should have been subject to tax in Ohio pursuant to the 2000 sale of certain cable television systems.  Ohio had asserted that more of the gain should be taxed in Ohio.  Ohio had issued a proposed assessment of additional tax due of approximately $55,000 plus interest of approximately $12,000.  As of December 31, 2006, the Company had recorded a liability with respect to such matter of $10,937, including interest, which represented management’s best estimate of the additional amount that may be owed.  In April 2007, the Company settled the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest.  In 2007, the Company recognized additional income tax expense of $7,063, excluding the associated deferred tax benefit.

Income (loss) from discontinued operations

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.

In 2006, the Company accrued $50,898, including interest, reflected as an expense in discontinued operations, as a result of the judgment entered against Cablevision and Rainbow DBS in the Loral matter (see “Item 3. Legal Proceedings”).  The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2007.

In April 2005, the Company and News Corporation restructured Regional Programming Partners.  As a result, the Company owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owned 100% of Fox Sports Net Chicago which was shut down in June 2006 and through June 2007, the Company owned a 60% interest in Fox Sports Net Bay Area and a 50% interest in Fox Sports Net New England.  In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area and its 50% interest in Fox Sports Net New England to Comcast.

The net operating results of the Fox Sports Net Bay Area, Fox Sports Net Chicago, Fox Sports Net Ohio and Fox Sports Net Florida businesses and those of the Rainbow DBS distribution business, which was shut down in April 2005, have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Income (loss) from discontinued operations, net of taxes for the years ended December 31, 2006 and 2005 reflects the following items, net of related income taxes and minority interests:

	Years Ended December 31,
	2006	2005
Net operating results of the Rainbow DBS distribution business, including shutdown costs, net of taxes*	$(33,472)	$(60,832)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	6,652
Gain on sale of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	266,810
Net operating results of Fox Sports Net Chicago, net of taxes**	40,955	1,620
Net operating results of Fox Sports Net Bay Area, net of taxes	8,982	9,421
Other, net of taxes	(37)	2,603
	$16,428	$226,274

*                             The 2006 amount includes $30,025, net of taxes, representing the Make Whole Payment due to Loral.  See Item 3. Legal Proceedings.

**                      The 2006 amount includes approximately $46,100, net of taxes, representing the collection in June 2006 of affiliate revenue from a cable affiliate, including approximately $42,200, net of taxes, relating to periods prior to 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Years Ended December 31,
					Increase
	2006		2005		(Decrease) in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$4,237,707	100%	$3,606,765	100%	$630,942
Technical and operating expenses (excluding depreciation and amortization)	1,774,607	42	1,504,666	42	(269,941)
Selling, general and administrative expenses	834,031	20	704,557	20	(129,474)
Restructuring charges (credits)	(17)	—	295	—	312
Depreciation and amortization	915,724	22	843,177	23	(72,547)
Operating income	$713,362	17%	$554,070	15%	$159,292

Revenues, net for the year ended December 31, 2006 increased $630,942 (17%) as compared to revenues for the prior year.  The following table presents the increases by major components of revenues for the years ended December 31, 2006 and 2005 for the Company’s Telecommunications Services segment:

	As of December 31,			Percent
	2006	2005	Increase	Increase
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,576,598	$2,309,293	$267,305	12%
High-speed data	900,024	761,775	138,249	18%
Voice	369,793	171,701	198,092	115%
Advertising	119,239	110,033	9,206	8%
Other (including installation, home shopping, advertising sales commissions, and other products)	109,781	98,093	11,688	12%
Total cable television	4,075,435	3,450,895	624,540	18%
Optimum Lightpath	210,594	195,486	15,108	8%
Intra-segment eliminations	(48,322)	(39,616)	(8,706)	(22)%
Total Telecommunications Services	$4,237,707	$3,606,765	$630,942	17%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to these services (set forth in the table below), upgrades by video customers from the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the fourth quarter of December 2006 was $115.30 as compared with $100.46 for the fourth quarter of December 2005.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services and Optimum Voice call completion activity, partially offset by a decline in traditional circuit switched services.  The following table presents certain subscriber information as of December 31, 2006 and 2005 for the Company’s cable television systems (excluding Lightpath):

	As of December 31,		Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands)

Basic video customers	3,127	3,027	100	3%
iO digital video customers	2,447	1,963	484	25%
Optimum Online high-speed data customers	2,039	1,694	345	20%
Optimum voice customers	1,209	731	478	65%
Residential telephone customers	5	8	(3)	(33)%
Total revenue generating units	8,827	7,423	1,404	19%

The Company added basic video customers and RGUs in each quarter of 2006 aggregating approximately 100,000 and 1,404,000, respectively, for the year.  However, fewer basic video customers and RGUs were added during the fourth quarter of 2006 as compared to the fourth quarter of 2005.

Technical and operating expenses (excluding depreciation and amortization) for 2006 increased $269,941 (18%) compared to 2005. The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, and programming rate increases	$164,162
Increase in field service and network related costs primarily due to growth in revenue generating units	57,205
Increase in call completion and interconnection costs related to the VoIP business due primarily to subscriber growth and the costs of our flat-rate international service offering beginning in the second quarter of 2006	48,996
Resolution of a contractual programming dispute*	(26,476)
Increase in VoIP related taxes and surcharges due primarily to subscriber growth, partially offset by favorable tax settlements	12,033
Other net increases	23,915
Intra-segment eliminations	(9,894)
$269,941

*                             Represents the collection of $26,500 in June 2006 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.  Payments received under the contract are accounted for as a reduction to programming costs.

As a percentage of revenues, technical and operating expenses remained constant, during 2006 as compared to 2005.

Selling, general and administrative expenses increased $129,474 (18%) for 2006 as compared to 2005. The net increase is attributable to the following:

Increase in customer related costs (principally call center related costs) primarily due to increased revenue generating units	$42,005
Increase in sales and marketing costs	41,666
Increase in share-based compensation expenses (includes the effects of adopting Statement No. 123R effective January 1, 2006)	24,828
Other general and administrative cost increases	11,400
Increase in expenses relating to a long-term incentive plan	8,387
Intra-segment eliminations	1,188
$129,474

As a percentage of revenues, selling, general and administrative expenses remained constant in 2006 as compared to 2005.

Restructuring charges amounted to $295 in 2005.  This amount is comprised primarily of $894 of severance costs associated with the 2005 restructuring plans and $263 of additional provisions for severance associated with the 2004 restructuring plans, partially offset by a credit of $896 resulting from changes in estimates of facility realignment costs relating to the 2002 restructuring plans.

Depreciation and amortization increased $72,547 (9%) for 2006 as compared to 2005.  The increase resulted primarily from depreciation of new fixed assets, primarily subscriber devices.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Years Ended December 31,
	2006		2005		Increase (Decrease)
		% of Net		% of Net	in Operating
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$787,017	100%	$735,128	100%	$51,889
Technical and operating expenses (excluding depreciation, amortization and impairments)	326,615	42	298,026	41	(28,589)
Selling, general and administrative expenses	359,024	46	320,087	44	(38,937)
Restructuring charges	143	—	—	—	(143)
Depreciation and amortization (including impairments)	97,572	12	104,497	14	6,925
Operating income	$3,663	—%	$12,518	2%	$(8,855)

Included in the Rainbow segment’s results of operations is operating income from AMC, IFC and WE tv aggregating $197,294 and $185,703, and operating losses from Rainbow’s other programming services aggregating $193,631 and $173,185 for the years ended December 31, 2006 and 2005, respectively.  These other programming services consist of fuse, Mag Rack, sportskool, News 12 Networks, IFC Entertainment, VOOM, Rainbow Network Communications, Rainbow Advertising Sales Corp. and other Rainbow ventures.  The operating loss was attributable primarily to VOOM HD Networks, as well as the News 12 Networks and fuse.

Revenues, net for the year ended December 31, 2006 increased $51,889 (7%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in advertising revenues at the AMC, IFC and WE tv businesses	$34,762
Increase in affiliate and other revenue at Rainbow’s other programming businesses	14,561
Increase in advertising revenues at Rainbow’s other programming businesses	10,742
Increase in affiliate and other revenue at the AMC, IFC and WE tv businesses resulting from increases in programming network subscribers and rate changes.	9,809
Decrease attributable to the MetroChannel business which shut down two of its three channels in the second quarter of 2005	(17,985)
$51,889

Revenue increases discussed above are primarily derived from increases in the level of advertising on our networks, increases in the number of subscribers to our programming services, and increases in fees charged for our services.  The following table presents certain viewing subscriber information as of December 31, 2006 and 2005:

	As of December 31,			Percent
	2006	2005	Increase	Increase
	(in thousands)
Viewing Subscribers:
AMC	81,100	77,200	3,900	5.1%
WE tv	52,700	50,900	1,800	3.5%
IFC	40,100	37,300	2,800	7.5%
fuse	42,000	35,500	6,500	18.3%
VOOM HD Networks	300	25	275	—-

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2006 increased $28,589 (10%) compared to 2005. The net increase is attributable to the following:

Net increase resulting from higher programming and contractual costs at the other Rainbow businesses, including the VOOM HD Networks	$23,322
Net increase in programming costs at the AMC, IFC and WE tv businesses which resulted primarily from increased series development/original programming costs	9,240
Decrease resulting from the MetroChannel business, which shut down two of its three channels in the second quarter of 2005	(3,973)
$28,589

As a percentage of revenues, technical and operating increased 1% during 2006 as compared to 2005 resulting primarily from higher programming costs associated with the VOOM HD Networks.

 Selling, general and administrative expenses increased $38,937 (12%) for 2006 compared to 2005. The net increase is attributable to the following:

Increase in share-based compensation expenses (includes the effects of adopting Statement No. 123R effective January 1, 2006)	$18,714
Increase in administrative costs	10,771
Increase in expenses relating to Cablevision’s long-term incentive plan	5,239
Net increase in selling, marketing and advertising costs primarily related to marketing and promotional activities	4,213
$38,937

As a percentage of revenues, selling, general and administrative expenses increased 2% in 2006 compared to 2005.

Depreciation and amortization (including impairments) decreased $6,925 (7%) for 2006 as compared to 2005.  The net decrease was comprised of approximately $4,963 resulting from the impairment of certain intangibles during the second quarter of 2005, a decrease of approximately $3,585 attributable to the MetroChannel business, which shut down two of its three channels in the second quarter of 2005, and a decrease of approximately $1,237 due to the transfer of certain intangibles to another operating segment in the second quarter of 2005.  Partially offsetting these decreases was an increase of approximately $2,860 resulting primarily from depreciation of new fixed assets.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

					Increase (Decrease) in Operating Income
	Years Ended December 31,
	2006		2005
	Amount	% of Net		% of Net
		Revenues	Amount	Revenues
Revenues, net	$854,040	100%	$804,395	100%	$49,645
Technical and operating expenses (excluding depreciation and amortization)	606,566	71	518,773	64	(87,793)
Selling, general and administrative expenses	189,310	22	169,018	21	(20,292)
Restructuring charges	—	—	366	—	366
Depreciation and amortization)	60,160	7	62,834	8	2,674
Operating income (loss)	$(1,996)	—%	$53,404	7%	$(55,400)

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Revenues, net for the year ended December 31, 2006 increased $49,645 (6%) as compared to revenues for the prior year.  This net increase is attributable to the following:

Return of National Hockey League games after the cancellation of 2004-2005 season	$52,118
Higher other team related revenues	9,368
Lower advertising sales revenue and sublicense fees resulting from loss of Mets broadcast rights agreement	(26,877)
Retroactive MSG Networks affiliate rate adjustments recorded in 2005*	(17,834)
Net higher other MSG Networks affiliate fees (excluding the impact of the cancellation of the NHL 2004-2005 season and the 2005 retroactive affiliate rate adjustments noted above) including the impact of the loss of the Mets broadcast rights agreement	16,541
Net higher revenues from entertainment events	19,029
Other net decreases	(2,700)
$49,645

*                             The retroactive MSG Networks affiliate rate adjustments discussed above resulted from the signing of certain affiliate contracts in 2005 that increased rates for periods prior to January 1, 2005.  Therefore the results for the year ended December 31, 2005 reflect positive retroactive rate adjustments related to the periods prior to January 1, 2005 that did not recur in 2006.

Technical and operating expenses for the year ended December 31, 2006 increased $87,793 (17%) as compared to the prior year.  This increase is attributable to the following:

Return of National Hockey League games after the cancellation of the 2004-2005 season	$70,153
Lower benefit from amortization of team related purchase accounting liabilities (see discussion below)	23,439
Higher provision for National Basketball Association’s luxury tax, including impact of certain team personnel transactions	21,844
Lower net provisions for certain team personnel transactions (excluding the impact of purchase accounting liabilities (see discussion below) and luxury tax)*	(17,418)
Higher other team operating expenses, primarily team personnel compensation	13,828
Higher costs associated with the higher revenues from entertainment events	10,968
Lower broadcast rights fees other than those related to the resumption of the National Hockey League games, primarily due to the termination of the Mets broadcast rights agreement.	(39,831)
Other net increases	4,810
$87,793

*                             The change in the provisions for certain team personnel transactions includes the settlement in 2006 of the dispute with the Knicks ex-head coach, Larry Brown, under which the Knicks agreed to pay Mr. Brown $18,500 of the disputed amount in connection with his employment agreement.

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  Following this transaction the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  During 2006 and 2005, the majority of these players were subsequently waived or traded and the unamortized purchase accounting liabilities associated with these players were immediately written off.  As a result, the amount of amortization associated with these team personnel transactions declined from $25,358 in 2005 to $3,381 in 2006.

As a percentage of revenues, technical and operating expenses increased 7% during the year ended December 31, 2006 as compared to the prior year.

Selling, general, and administrative expenses for the year ended December 31, 2006 increased $20,292 (12%) as compared to the prior year. This increase is attributable to the following:

Increase in share-based compensation expenses (including the effects of adopting Statement No. 123R effective January 1, 2006)	$10,396
Higher employee salaries and related benefits due primarily to higher expenses relating to Cablevision’s long term incentive plan	6,689
Higher legal and other professional fees	4,153
Return of National Hockey League games after the cancellation of the 2004-2005 season	2,120
Lower charitable contributions due primarily to contributions in 2005 related to Hurricane Katrina relief	(4,287)
Other net increases	1,221
$20,292

As a percentage of revenues, selling, general and administrative expenses increased 1% during the year ended December 31, 2006 as compared to the prior year.

Restructuring charges of $366 for the year ended December 31, 2005 primarily represent charges recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions.

Depreciation and amortization expense for the year ended December 31, 2006 decreased $2,674 (4%) as compared to the prior year resulting primarily from lower depreciation expense due to assets which became fully depreciated.  The lower depreciation expense was partly offset by higher amortization due primarily to the amortization of certain intangible assets recorded as a result of the Company’s acquisition of the minority interest in Madison Square Garden in April 2005 and the transfer of certain intangibles from another operating segment in 2005.  This increase in amortization expense was partly offset by a decrease in the amortization of certain other intangibles that became fully amortized in 2005.

CSC HOLDINGS, INC.

The statements of operations of CSC Holdings are identical to the statements of operations of Cablevision, except for the following:

•                  Interest expense of $134,446, $132,784 and $124,498 for the years ended December 31, 2007, 2006 and 2005, respectively, relating to $1,500,000 of Cablevision senior notes issued in April 2004 included in Cablevision’s consolidated statements of operations,

•                  Interest income of $3,453, $3,958 and $89 for the years ended December 31, 2007, 2006 and 2005, respectively, related to cash held at Cablevision,

•                  Miscellaneous expenses of $177 included in Cablevision’s consolidated statement of operations for the year ended December 31, 2005, and

•                  Net income tax benefit of $55,448, $52,831 and $50,993 for the years ended December 31, 2007, 2006 and 2005, respectively, included in Cablevision’s consolidated statements of operations related to the items listed above.

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $939,740 for the year ended December 31, 2007 compared to $926,875 for the year ended December 31, 2006.  The 2007 cash provided by operating activities resulted from $1,142,552 of income before depreciation and amortization, $285,802 of non-cash items and a $36,929 increase in deferred revenue.  Partially offsetting these increases were decreases in cash resulting from a $198,663 increase in program rights resulting primarily from new film licensing and original programming agreements, a $122,962 increase in current and other assets, a $134,997 decrease in accounts payable and accrued liabilities, a $26,431 increase in other deferred costs, a $25,569 decrease in deferred carriage fees payable, and a $16,921 decrease in program rights obligations.

Net cash provided by operating activities amounted to $926,875 for the year ended December 31, 2006 compared to $886,363 for the year ended December 31, 2005.  The 2006 cash provided by operating activities resulted from $977,798 of income before depreciation and amortization, $109,820 of non-cash items, a $55,350 increase in accrued and other liabilities and $40,661 from an increase in accounts payable.  Partially offsetting these increases were decreases in cash resulting from a $137,196 increase in program rights resulting primarily from new film licensing and original programming agreements, a $59,243 increase in current and other assets, a $29,630 decrease in program rights obligations, a $17,336 decrease in deferred carriage fees payable, and a $13,349 increase in other deferred costs, including an $9,887 increase in deferred carriage fees.

Net cash provided by operating activities amounted to $886,363 for the year ended December 31, 2005.  The 2005 cash provided by operating activities resulted from $937,757 of income before depreciation and amortization, $78,004 of non-cash items, $87,035 from an increase in accrued and other liabilities, and $45,371 from a net increase in deferred carriage fees payable, $29,533 from an increase in accounts payable and $25,499 from an increase in deferred revenue.  Partially offsetting these increases were decreases in cash resulting from a $142,703 increase in program rights resulting from new film licensing agreements, a $92,876 increase in current and other assets and an $81,257 increase in deferred carriage fees.  The increase of $81,257 in deferred carriage fees and an offsetting increase in current and non-current liabilities of $52,527 arose as one part of a series of multiple agreements entered into simultaneously with the settlement of the litigation between AMC and Time Warner Entertainment, L.P.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2007 was $551,242 compared to $872,709 for the year ended December 31, 2006.  The 2007 investing activities consisted primarily of $781,306 of capital expenditures ($678,384 of which relate to our Telecommunications Services segment) and other net cash payments aggregating $7,346, partially offset by proceeds from the sale of the Company’s interest in Fox Sports Net New England of $212,904 and net distributions from equity method investees of $24,506.

Net cash used in investing activities for the year ended December 31, 2006 was $872,709 compared to $762,960 for the year ended December 31, 2005.  The 2006 investing activities consisted primarily of $885,833 of capital expenditures ($819,747 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts aggregating $13,124.

Net cash used in investing activities for the year ended December 31, 2005 was $762,960.  The 2005 investing activities consisted of $768,652 of capital expenditures ($695,327 of which relate to our Telecommunication Services Segment), $12,886 in additions to other intangible assets and $9,520 in increases to investment securities and other investments, partially offset by a decrease of $27,342 in restricted cash and other net cash receipts of $756.

Financing Activities

Net cash used in financing activities amounted to $923,292 for the year ended December 31, 2007 compared to $16,759 for the year ended December 31, 2006.  In 2007, the Company’s financing activities consisted primarily of $693,158 used for the redemption of senior notes and senior subordinated notes and debentures, net repayments of bank debt of $103,750, a payment of $69,025 representing the purchase of treasury stock relating to minimum statutory tax withholding requirements on restricted stock awards that vested during 2007, dividend distributions relating to the exercise or vesting of equity based awards of $67,319 and other net cash payments of $20,834, partially offset by proceeds from the exercise of stock options of $30,794.

Net cash used in financing activities amounted to $16,759 for the year ended December 31, 2006 compared to $644,594 for the year ended December 31, 2005.  In 2006, the Company’s financing activities consisted primarily of a $2,840,780 dividend distribution to common stockholders, $263,125 used for the redemption of CSC Holdings’ senior subordinated debentures, $47,540 in deferred financing costs and other net cash payments of $6,314, partially offset by net proceeds from bank debt of $3,141,000.

Net cash used in financing activities amounted to $644,594 for the year ended December 31, 2005.  In 2005, the Company’s financing activities consisted of net repayments of bank debt of $638,000 and other net cash payments of $6,594.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $371,055, $117,619 and $137,030 for the years ended December 31, 2007, 2006 and 2005, respectively.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $17,771 for the year ended December 31, 2007 compared to $109,956 for the year ended December 31, 2006.  The 2007 period includes the operating results of Fox Sports Net Bay Area for the six months ended June 30, 2007 compared to twelve months of operating results in the comparable 2006 period.  The 2007 cash provided by operating activities resulted primarily from net income of $27,123 before depreciation and amortization and non-cash items, partially offset by a net decrease in cash resulting from the net change in assets and liabilities of $9,352.

Net cash provided by operating activities of discontinued operations amounted to $109,956 for the year ended December 31, 2006 compared to net cash used by operating activities of $27,854 for the year ended December 31, 2005.  The 2006 cash provided by operating activities resulted primarily from income of $61,362 before depreciation and amortization and non-cash items, primarily from the collection of $77,996 of affiliate revenue in June 2006 from a cable affiliate that had not been previously collected due to a contractual dispute, and net changes in assets and liabilities of $48,594.

Net cash used by operating activities of discontinued operations amounted to $27,854 for the year ended December 31, 2005. The 2005 operating activities resulted primarily from a loss of $30,060 before depreciation and amortization and non-cash items, partially offset by net changes in assets and liabilities of $2,206.

Investing Activities

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2007 was $328,823 compared to $4,003 for the year ended December 31, 2006.  The 2007 investing activities consisted of $381,979 of proceeds (net of cash on hand) from the sale of the Company’s interest in Fox Sports Net Bay Area, partially offset by an increase in restricted cash of $52,838 relating to the posting of a cash collateralized bond related to the Loral contract dispute and $318 of capital expenditures.

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2006 was $4,003 compared to $79,534 for the year ended December 31, 2005.  The 2006 investing activities consisted of a $3,912 refund from a supplier and $555 of other net cash receipts, partially offset by $464 of capital expenditures.

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2005 was $79,534. The 2005 investing activities consisted of $200,801 of proceeds primarily from the sale of the Rainbow DBS satellite, partially offset by $108,947 of net cash transferred to News Corporation as part of the Regional Programming Partners restructuring, $12,144 of capital expenditures and other net cash payments of $176.

The net increase in cash classified as assets held for sale was $24,461, $3,660 and $85,350 for the year ended December 31, 2007, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1,500,000 of debt securities.  Funding for the debt service requirements of our debt securities is provided by our subsidiaries’ operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings’ credit agreements and public debt securities.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services LLC (“RNS”) and the proceeds from the issuance of notes and debentures in the capital markets.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures as of and for the year ended December 31, 2007:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total
Bank debt	$—	$4,388,750	$500,000	$—	$4,888,750
Capital leases	—	—	16,229	49,178	65,407
Notes payable	—	1,017	—	—	1,017
Senior notes and debentures	1,500,000	3,696,403	298,745	—	5,495,148
Senior subordinated notes	—	—	323,311	—	323,311
Collateralized indebtedness relating to stock monetizations	—	—	—	847,154	847,154
Total debt	$1,500,000	$8,086,170	$1,138,285	$896,332	$11,620,787

Interest expense	$134,446	$651,401	$111,170	$43,835	$940,852
Capital expenditures	$—	$678,133	$6,968	$96,205	$781,306

Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2007 and thereafter, including capital leases and related interest, the value deliverable at maturity under monetization contracts and the $4,888,750 of outstanding bank debt as of December 31, 2007 are as follows:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities		Total
2008	$—	$586,017	$27,289	$230,072	*	$843,378
2009	500,000	1,185,000	27,289	674,033	*	2,386,322
2010	—	285,000	27,289	6,578		318,867
2011	—	1,435,000	52,289	6,578		1,493,867
2012	1,000,000	2,976,250	352,289	2,978		4,331,517
Thereafter	—	1,622,500	666,408	34,231		2,323,139
Total	$1,500,000	$8,089,767	$1,152,853	$954,470		$11,697,090

*                             Cablevision has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.  The amounts included in the table are $222,624 in 2008 and $667,455 in 2009.

Restricted Group

As of December 31, 2007, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers and 2.6 million digital video customers) and high-speed data service (which encompasses approximately 2.3 million customers) and our VoIP services operations (which encompasses approximately 1.6 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash on hand, cash flow from the operations of the businesses in the Restricted Group, borrowings under its bank credit agreement and issuance of notes and debentures in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice; debt service, including distributions made to Cablevision to service interest expense on its debt securities; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group, including the repayment of notes aggregating $500,000 which mature in July 2008, will be met with cash on hand and cash generated by its operating activities and borrowings under the Restricted Group’s bank credit facility and that the Restricted Group’s available borrowing capacity under that credit facility will be sufficient to meet these requirements for the next 12 months.  The Company may also consider raising capital in the financial markets in order to satisfy existing obligations as well as for general corporate purposes, subject to satisfactory terms and conditions.

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility.  The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2007, $52,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $947,006 of the revolver was undrawn.  The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in March 2013.  The revolver has no required interim repayments.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $12,500 in 2008, $62,500 in 2009 and 2010 and $100,000 in 2011.  The $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013.  The borrowings under the Restricted Group credit facility may be repaid without penalty at anytime.  Outstanding borrowings under the term A-1 loan facility and term B loan facility was $950,000 and $3,438,750, respectively, at December 31, 2007.  The weighted average interest rates as of December 31, 2007 on borrowings under the term A-1 loan facility and term B loan facility were 6.40% and 6.90%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage as defined in the term A-1 loan facility of 5.50 times cash flow through December 31, 2008 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage (as defined in the term A-1 loan facility) of 3.50 times cash flow through December 31, 2008 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, a minimum ratio for cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility, we are limited in our ability to incur additional indebtedness based on a maximum total leverage ratio (as defined in the term B loan facility) of 6.00 times cash flow through December 31, 2008 with subsequent stepdowns over the life of the term B loan facility until reaching 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B loan facility).

Under the revolving credit facility and the term A-1 and term B loan facilities, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  Our ability to make restricted payments is also limited by provisions in the term B loan facility and the indentures covering our notes and debentures.

CSC Holdings, a member of the Restricted Group, has issued senior notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9.00 to 1 and limitations on dividends and distributions.  The indentures governing the Cablevision note and debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on a 9.00 to 1 debt to cash flow ratio (as defined in the indentures).  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency.  The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2007.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape.  The corporate credit rating for Cablevision and CSC Holdings is Ba3 by Moody’s with a stable outlook and BB by Standard & Poor’s with a negative outlook.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operating activities for the years ended December 31, 2007 and 2006.  Its cash on hand, plus cash flow from operations and proceeds from borrowings available to it, provides the capital required for net funding and investment requirements of other Rainbow programming entities including the VOOM HD Networks and News 12 Networks subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of RNS will be met with cash on hand and cash generated by its operating activities and borrowings under RNS’ bank credit facility and that RNS’ available borrowing capacity under its facility will be sufficient to meet these requirements for the next 12 months.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the RNS Credit Facility with terms and conditions that are no more restrictive than those in the RNS Credit Facility.  There are no commitments from the lenders to fund the incremental facility.

Outstanding borrowings under the term loan at December 31, 2007 were $500,000.  There were no borrowings outstanding under the $300,000 revolving credit facility at December 31, 2007.  The borrowings under the RNS Credit Facility may be repaid without penalty at any time.  RNS may use future borrowings under the RNS Credit Facility to make investments, distributions, and other payments permitted under the RNS Credit Facility and for general corporate purposes.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC (“RPH”), the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries, and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  At December 31, 2007, the interest rate on the term A loan facility was 6.15%.  The term A loan is to be repaid in quarterly installments of $6,250 from March 31, 2008 until December 31, 2010, $12,500 from March 31, 2011 until December 31, 2012, and $162,500 on March 31, 2013 and June 30, 2013, the maturity of the term A loan.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

As defined in the RNS Credit Facility, the financial covenants consist of (i) a minimum ratio of operating cash flow to total interest expense for each quarter of 1.75 to 1, (ii) a maximum cash flow ratio of total indebtedness to operating cash flow of 6.75 to 1 through June 30, 2008, decreasing thereafter to 6.25 to 1, and (iii) a maximum senior secured leverage ratio of senior secured debt to operating cash flow of 5.50 to 1.  Additional covenants include restrictions on indebtedness, guarantees, liens, investments, dividends and distributions and transactions with affiliates.

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member, RPH, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes due 2014, representing 35% of the outstanding notes, at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium, and wrote-off the related unamortized deferred financing costs of $2,919.  This redemption reduced the notes RNS had outstanding at December 31, 2007 to $325,000 principal amount of 10-3/8% senior subordinated notes due September 1, 2014 and $300,000 principal amount of 8-3/4% senior notes due September 1, 2012.  These notes are guaranteed by substantially all of RNS’ subsidiaries.

RNS was in compliance with all of its financial covenants under its credit agreement as of December 31, 2007.

In 2005, subsidiaries of the Company entered into agreements with EchoStar by which EchoStar acquired a 20% interest in VOOM HD and agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD filed a lawsuit against EchoStar asserting that EchoStar did not have the right to terminate the affiliation agreement.  That lawsuit is pending, as is the court’s decision on VOOM HD’s motion for a preliminary injunction.  Separately, on February 1, 2008, EchoStar began to distribute VOOM in a manner that the Company believes violates EchoStar’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of RNS’ credit ratings include its free cash flow generating capacity, fiscal strategy, enterprise value and industry risk.  The corporate credit rating for RNS is Ba3 by Moody’s with a stable outlook and BB by Standard & Poor’s with a negative outlook.  Any future downgrade to the RNS credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Madison Square Garden

Madison Square Garden does not have a credit facility at this time.  Effective January 1, 2008, Madison Square Garden began providing the capital required for net funding and investment requirements of fuse.  Prior to January 1, 2008, funding for fuse was provided by RNS.  We currently expect Madison Square Garden’s funding requirements for the next twelve months to be met by its cash on hand and cash from operations.

During the fourth quarter of 2004, the Company announced its intent to renovate the Madison Square Garden Arena.  Although management of the Company is committed to this renovation project, another alternative, which would involve moving to a new arena on the site of the Farley post office, has also been pursued to date.  A substantial renovation or relocation of the Arena would require significant funding.

Monetization Contract Maturities

For the year ended December 31, 2007, monetization contracts covering 3,724,460 shares of our Charter Communications and 800,000 shares of our Leapfrog stock matured.  We settled our obligations under the related Charter Communications and Leapfrog collateralized indebtedness by delivering an equivalent number of Charter Communications and Leapfrog shares and the related equity derivative contracts.

During the next twelve months, monetization contracts covering 10,738,809 shares of Comcast Corporation mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

See “Item 7A Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our monetization contracts.

Contractual Obligations and Off Balance Sheet Commitments

The Company’s contractual obligations as of December 31, 2007, which consist primarily of our debt obligations, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Programming obligations (1)	$2,652,556	$869,731	$1,151,002	$605,136	$26,687	$—
Purchase obligations (2)	1,814,466	394,123	340,679	169,182	910,482	—
Operating lease obligations (3)	994,554	106,626	203,291	182,596	502,041	—
Guarantees (4)	518	518	—	—	—	—
Letters of Credit (5)	55,199	3,367	559	—	51,273	—
	5,517,293	1,374,365	1,695,531	956,914	1,490,483	—
Contractual obligations reflected on the balance sheet:
Debt obligations (6)	11,604,846	833,641	2,687,455	5,811,250	2,272,500	—
Program rights obligations	417,313	110,128	151,112	81,834	74,239	—
Capital lease obligations (7)	92,244	9,737	17,734	14,134	50,639	—
Contract obligations (8)	37,065	12,993	4,019	6,283	13,770	—
Taxes (9)	3,763	—	—	—	—	3,763
	12,155,231	966,499	2,860,320	5,913,501	2,411,148	3,763

Total	$17,672,524	$2,340,864	$4,555,851	$6,870,415	$3,901,631	$3,763

See discussion above regarding payment options the Company has on its monetization contracts.  See Notes 9 and 10 to our consolidated financial statements for a discussion of our long-term debt.  See Note 12 to our consolidated financial statements for a discussion of our operating leases.  See Note 1 to our consolidated financial statements for a discussion of our program rights obligations.

(1)                      Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2007 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2007.

(2)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that we have with our professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(3)                      Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases for office and storage space, lease commitments for Radio City Music Hall, the Beacon Theatre and Clearview Cinemas, and rental space on utility poles used for the Company’s Telecommunications Services Segment.

(4)                      Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of shares of Comcast Corporation common stock.

(5)                      Consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(6)                      Excludes interest payments and includes future payments due on the Company’s (i) bank debt, (ii) senior notes and debentures, (iii) senior subordinated notes and debentures, (iv) collateralized indebtedness, and (v) notes payable.

(7)                      Reflects the face amount of capital lease obligations, including related interest.

(8)                      Consist principally of amounts earned under employment agreements that we have with certain of our professional sports teams’ personnel.

(9)                      This amount represents noncurrent tax liabilities, including accrued interest, recognized pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments.

In addition, the future cash payments reflected above do not include the payments required under the Company’s agreements with EchoStar relating to VOOM, the Company’s high-definition television programming service.  EchoStar was issued a 20% interest in VOOM HD Holdings, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD Holdings by the Company.  The affiliation agreement with EchoStar providing for distribution of VOOM for a 15-year term provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar may seek to terminate the agreement under certain circumstances (see Note 3).  VOOM HD also has the right to terminate the affiliation agreement if VOOM is discontinued in the future.  On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in VOOM HD Holdings at fair value.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in DTV Norwich LLC.  The other investor has the right, for ten years, to put its remaining 10% interest to the Company at fair value to be determined by a process involving independent valuation experts.  The table above does not include any future payments that would be required upon the exercise of this put right.

Performance Award Amendment

On February 25, 2008, the Compensation Committee of the Company's Board of Directors approved an amendment of the terms of the 2005 three-year cash performance awards ("2005 Awards") awarded by the Company in 2005 to each of the Company's executive officers at that time and 110 other members of management under the Company's Long-Term Incentive Plan.  The 2005 Awards, which aggregated approximately $53,500, are payable in March 2008 if the Company has met certain compounded annual growth rate targets ("CAGR") for both net revenues ("Net Revenue") and adjusted operating cash flow ("AOCF") over the 2005-2007 period.  The terms of the 2005 Awards required adjustment for divestitures of any operating entities during the plan period to eliminate the impact of such sales from the actual performance as well as the CAGR targets.  During the plan period, the Company sold and shutdown several businesses.  The original Net Revenue CAGR target, when adjusted for the dispositions, was achieved.  The original AOCF CAGR target, when adjusted for the dispositions, would have resulted in a 1.3 percentage point upward adjustment of the AOCF CAGR target causing the Company's actual performance to fall short of the adjusted AOCF target.  The Compensation Committee approved the amendment of the 2005 Awards so that the original AOCF CAGR target for the 2005 Awards continued to apply without adjusting the target for the dispositions.  Accordingly, it is expected that payment of the 2005 Awards will be made in early March 2008.

The Compensation Committee approved the amendment primarily because it believed that the Company's AOCF growth during the 2005-2007 period, while below the threshold for payout of the award, was outstanding.  Moreover, the decisions to dispose of operating entities were made because such actions were deemed to be in the best interest of the Company and the Compensation Committee believed it would be unfair to penalize the award recipients for executing the corporate strategy.

As a result of this amendment, awards payable to the Company's four most highly compensated executive officers will not be deemed to be performance based compensation and therefore not deductible for income tax purposes.  This will result in a loss of approximately $10,000 of deductible expense.  The Company's NOL for federal income tax purposes was approximately $2,300,000 at December 31, 2007.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of Comcast Corporation and General Electric Company.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of December 31, 2007, this settlement amount totaled $492.  The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 7A Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Related Party Transactions

Dolan Family Group Transaction

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), an entity owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  The terms of the merger agreement provided that Central Park Merger Sub, Inc. would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company.

On October 24, 2007, the Proposed Merger was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval.  Subsequently, the parties terminated the merger agreement pursuant to its terms.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under Statement No. 123R beyond December 31, 2007.  Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. SAB No. 110 will not have a significant impact on the Company’s future financial position or results of operations.  Beginning in 2008, for any stock option awards granted, the Company’s computation of expected life will be based on its historical stock option exercise experience as outlined in Statement No. 123R.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“Statement No. 141R”).  Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Statement No. 141R is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The provisions of Statement No. 141R will not impact the Company’s financial statements for prior periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”).  Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Statement No. 160 is effective as of January 1, 2009 for the Company. The Company has not yet determined the impact that the adoption of Statement No. 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).

Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 is effective as of January 1, 2008 for the Company.  The Company has not yet determined the impact that the adoption of Statement No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, however, for some entities, the application of Statement No. 157 could change current practices.  Statement No. 157 will be effective for the Company on January 1, 2008.  The FASB has deferred the adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008.  The Company has not yet determined the impact that the adoption of Statement No. 157 will have on its financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 07-1 Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”).  EITF 07-1 provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions.  EITF No. 07-1 will be effective for the Company as of January 1, 2009.  An entity will report the effects of applying EITF No. 07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date.  The Company has not yet determined the impact that the adoption of EITF No. 07-1 will have on its financial statements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 7A, are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation and General Electric Company common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2007, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $847,154 at December 31, 2007.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast or General Electric common stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

As of December 31, 2007, the fair value and the carrying value of our holdings of Comcast and General Electric common stock aggregated to $864,528.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $86,453.  As of December 31, 2007, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $51,162, a net receivable position.  For the year ended December 31, 2007, we recorded a net gain on all outstanding equity derivative contracts of $214,712.  We also recorded an unrealized and realized loss on our holdings of the underlying stocks of $213,754 for the year ended December 31, 2007.

Fair Market Value of Equity Derivative Contracts

Fair market value as of December 31, 2006	$(82,009)
Change in fair market value, net	214,712
Maturity of contracts	(81,541)
Fair market value as of December 31, 2007	$51,162

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High

Comcast (c)	10,738,809	2008	$17.80 - $27.49	$22.38	$32.99
	10,738,809	2009

General Electric	12,742,033	2009	$32.52 - $34.14	$39.03	$40.96

(a)                      Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                     Represents the price up to which we receive the benefit of stock price appreciation.

(c)                      Reflects the 3 for 2 stock split on February 22, 2007.

In addition, at December 31, 2007, the Company had other investment securities with a carrying value of approximately $10,769.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1,077.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2007, the fair value of our fixed rate debt of $5,963,421 was less than its carrying value of $6,048,234 by $84,813.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2007 would increase the estimated fair value of our fixed rate debt by $177,913 to $6,141,334.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  In addition, from time to time we may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates.  We do not enter into interest rate swap contracts for speculative or trading purposes.  All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair market value reflected in the consolidated statements of operations.

As of December 31, 2007, we had outstanding interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As of December 31, 2007, these interest rate swap contracts had a fair market value and carrying value of $108,141, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at December 31, 2007 would increase our liability under these derivative contracts by approximately $66,611 to a liability of $174,752.

For the year ended December 31, 2007, we recorded a net loss on interest swap contracts of $76,236, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

Fair market value as of December 31, 2007, a net payable position	$(108,141)
Less: fair market value as of December 31, 2006	(37,966)
Change in fair market value, net	(70,175)
Plus: realized loss from cash interest payments	(6,061)

Net loss on interest rate swap contracts	$(76,236)

At December 31, 2007, the Company had outstanding prepaid interest rate swaps with a notional contract value of approximately $105,061 entered into in connection with our monetization transactions.  These swaps have maturities in 2008 and 2009 that coincide with the related prepaid equity forward contract maturities.  As of December 31, 2007, the fair value of our prepaid interest rate derivative contracts was $5,009, a net payable position.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2007 prevailing levels would increase our liability under these derivative contracts by $249 to a liability of $5,258.

For the year ended December 31, 2007, we recorded a net loss on such derivative contracts of $332 as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

Fair market value as of December 31, 2006	$(10,340)
Change in fair market value, net	5,331
Fair market value as of December 31, 2007	$(5,009)

Change in fair market value, net	$5,331
Realized loss resulting from net cash payments	(5,663)

Net loss on prepaid interest rate swap contracts	$(332)

Item 8.                    Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 107.

Item 9.                                                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation reports appearing on pages I-1, I-2, II-1 and II-2.

Changes in Internal Control

None.

Item 9B.  Other Information

New York Stock Exchange Certification Compliance

The Company has included as exhibits in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission certifications of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure.  The Company’s Chief Executive Officer submitted to the New York Stock Exchange

(“NYSE”) in June 2007 a certification that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART III

Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision’s definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 29, 2008, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2007, was a director, officer or beneficial owner of more than 10% of the Company’s Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure.

PART IV

Item 15.		Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1.	The financial statements as indicated in the index set forth on page 107.
	2.	Financial statement schedule:
Page No.
		Schedule supporting consolidated financial statements:	96
Schedule II - Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

	3.	The Index to Exhibits is on page 99.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

 (Dollars in thousands, except per unit and per share data)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Cablevision Systems Corporation

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2007
Allowance for doubtful accounts	$17,257	$52,165	$(56,739)	$12,683

Year Ended December 31, 2006
Allowance for doubtful accounts	$18,689	$40,803	$(42,235)	$17,257

Year Ended December 31, 2005
Allowance for doubtful accounts	$16,228	$35,779	$(33,318)	$18,689

CSC Holdings, Inc.

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2007
Allowance for doubtful accounts	$17,257	$52,165	$(56,739)	$12,683

Year Ended December 31, 2006
Allowance for doubtful accounts	$18,689	$40,803	$(42,235)	$17,257

Year Ended December 31, 2005
Allowance for doubtful accounts	$16,228	$35,779	$(33,318)	$18,689

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2008.

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

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	February 28, 2008
James L Dolan	(Principal Executive Officer)

/s/ Michael P. Huseby	Executive Vice President and Chief Financial	February 28, 2008
Michael P. Huseby	Officer (Principal Financial Officer)

/s/ Wm. Keith Harper	Senior Vice President and Controller	February 28, 2008
Wm. Keith Harper	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 28, 2008
Charles F. Dolan

SIGNATURES

Name	Title	Date

/s/ Rand Araskog	Director	February 28, 2008
Rand Araskog

/s/ Frank Biondi	Director	February 28, 2008
Frank Biondi

/s/ Grover C. Brown	Director	February 28, 2008
Grover C. Brown

/s/ Zachary W. Carter	Director	February 28, 2008
Zachary W. Carter

/s/ Marianne Dolan Weber	Director	February 28, 2008
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 28, 2008
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 28, 2008
Thomas C. Dolan

/s/ Charles D. Ferris	Director	February 28, 2008
Charles D. Ferris

/s/ Richard H. Hochman	Director	February 28, 2008
Richard H. Hochman

/s/ Victor Oristano	Director	February 28, 2008
Victor Oristano

/s/ Thomas V. Reifenheiser	Director	February 28, 2008
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 28, 2008
John R. Ryan

/s/ Brian Sweeney	Director	February 28, 2008
Brian Sweeney

/s/ Vincent Tese	Director	February 28, 2008
Vincent Tese

/s/ Leonard Tow	Director	February 28, 2008
Leonard Tow

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision Systems Corporation’s Proxy Statement, dated October 10, 2000, as supplemented, (the “2000 Proxy Statement”)).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

3.3

Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

3.4	Bylaws of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

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

3.7	Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 19, 2006 (incorporated herein by reference to the Current Report on Form 8-K filed on April 21, 2006).

4.1

Indenture, dated August 15, 1997 relating to CSC Holdings’ $400,000,000 8-1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings’ Registration Statement on Form S-4, Registration No. 333-38013).

4.2

Indenture, dated as of December 1, 1997 relating to CSC Holdings’ $300,000,000 7-7/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.4 to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.3

Indenture, dated as of July 1, 1998, relating to CSC Holdings, Inc.’s $500,000,000 7-1/4% Senior Notes due 2008 and $500,000,000 7-5/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.1 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 333-57407).

4.4

Indenture, dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8-1/8% Senior Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-4 Registration No. 333-84449).

4.5

Indenture, dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7-5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.6

Indenture, dated as of April 6, 2004 relating to Cablevision’s $1,000,000,000 8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.7

Indenture, dated as of April 6, 2004 relating to Cablevision’s $500,000,000 floating rate Senior Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.8

Indenture, dated as of April 6, 2004 relating to CSC Holdings’ $500,000,000 6-3/4% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.3 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.9

Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $300,000,000 8-3/4% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

4.10

Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $325,000,000 10-3/8% Senior Subordinated Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.1

Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings’ Registration Statement on Form S-1, Registration No. 033-01936 (“CSC Holdings’ Form S-1”)).

10.2	Registration Rights Agreement between Cablevision Company and CSC Holdings (incorporated herein by reference to Exhibit 10.2 to CSC Holdings’ Form S-1).

10.3	Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings (incorporated herein by reference to Exhibit 10.4 to CSC Holdings’ Form S-1).

10.4

Interchange Agreement, dated as of March 1, 2002, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. 2011 (incorporated herein by reference to Exhibit 10.5 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.5

Amendment to Interchange Agreement, dated as of March 17, 2004, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. (incorporated herein by reference to Exhibit 10.6 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.6

Extension of Interchange Agreement, dated as of March 15, 2005, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. (incorporated herein by reference to Exhibit 10.7 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.7	Employment Agreement between Charles F. Dolan and CSC Holdings, dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings’ Form S-1).

10.8

Employment Agreement, dated as of April 29, 2003, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.9	Amendment to Employment Arrangements between Cablevision Systems Corporation and James L. Dolan, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.47 to the 2004 10-K).

10.10

Employment Agreement, dated as of June 11, 2003, between Cablevision Systems Corporation and Hank Ratner (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.11	Amendment to Employment Arrangements between Cablevision Systems Corporation and Hank Ratner, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.48 to the 2004 10-K).

10.12

Employment Agreement, dated as of June 23, 2003, between Cablevision Systems Corporation and Thomas Rutledge (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

10.13	Amendment to Employment Arrangements between Cablevision Systems Corporation and Thomas Rutledge, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.49 to the 2004 10-K).

10.14

Letter Agreement, dated August 2, 2004, between Cablevision Systems Corporation and Michael Huseby (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.15	Amendment to Employment Arrangements between Cablevision Systems Corporation and Michael Huseby, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.50 to the 2004 10-K).

10.16

Letter Agreement, dated April 28, 2006, between Cablevision Systems Corporation and Michael Huseby (incorporation herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.17

Letter Agreement, dated October 11, 2004, between Cablevision Systems Corporation and Wm. Keith Harper (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.18

Retirement Agreement, dated as of June 23, 2003 and Consulting Agreement as of January 3, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.19

Amendment to Retirement Agreement, dated as of January 2, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.45 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.20

Employment Agreement, dated as of November 7, 2002, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit (d)(3) to Cablevision Systems Corporation’s Schedule TO Tender Offer Statement, dated January 23, 2002).

10.21

Extension to Employment Agreement, dated as of March 12, 2004 and Consulting Agreement as of January 1, 2005, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.22	Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings’ Form S-1).

10.23	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.24	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision System Corporation’s 2006 Proxy Statement).

10.25

Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.26	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.27	Cablevision Systems Corporation 2006 Cash Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision System Corporation’s 2006 Proxy Statement).

10.28	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision Systems Corporation’s 2003 Proxy Statement).

10.29	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision System Corporation’s 2006 Proxy Statement).

10.30	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to the 2003 10-K).

10.31

Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 2007 (incorporated herein by reference to Exhibit 10.56 to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.32

Purchase Agreement, dated as of April 30, 2007, by and among Rainbow Media Holdings, Inc and Comcast Corporation (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed May 2, 2007).

10.33

Agreement and Plan of Merger, dated as of May 2, 2007, by and among Cablevision Systems Corporation, Central Park Holding company, LLC, and Central Park Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed May 2, 2007).

10.34

Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated herein by reference to Exhibit 10.43 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.35

Credit Agreement, dated as of February 24, 2006 among CSC Holdings, Inc., as the Company, certain subsidiaries of the company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.41 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.36

First Amendment, dated as of March 27, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.37

Second Amendment, dated as of March 29, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.38

Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.39

Pledge Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A. as Secured Party (incorporated herein by reference to Exhibit 10.42 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.40

Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.41	Schedule II to the Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent.

10.42

Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.43

First Amendment, dated as of January 20, 2006, to the Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated herein by reference to Exhibit 10.44 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44

Credit Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, as Borrower, Rainbow Programming Holdings LLC and certain subsidiaries of RNS, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 21, 2006).

10.45

Pledge Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.52 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 10-K”)).

10.46

Distribution and Transfer Agreement entered into as of February 18, 2005 by and among Rainbow Regional Holdings LLC, Fox Sports RPP Holdings, Inc., Rainbow National Sports Holdings LLC, Fox Sports Net National Network Holdings II, LLC, Rainbow Advertising Holdings LLC, Fox Sports Net National Ad Sales Holdings II, LLC, Rainbow Media Holdings, LLC, Fox Sports Net Bay Area Holdings, LLC, Regional Pacific Holdings II, LLC, Fox Sports Net Chicago Holdings, LLC, Fox Sports Net, Inc. and Exhibit B (Partnership Agreement of Pacific Regional Programming Partners) (incorporated herein by reference to Exhibit 10.44 to the 2004 10-K).

10.47	Satellite Sale Agreement between Rainbow DBS Company LLC and EchoStar Satellite LLC, dated January 20, 2005 (incorporated herein by reference to Exhibit 10.45 to the 2004 10-K).

10.48	Agreement between Cablevision Systems Corporation, Charles F. Dolan and Thomas C. Dolan, dated March 8, 2005 (incorporated herein by reference to Exhibit 10.46 to the 2004 10-K).

10.49

Letter agreement amending the contract, dated November 21, 2004 between Lockheed Martin Corporation, acting through Lockheed Martin Commercial Space Systems and Rainbow DBS Company LLC (incorporated herein by reference to Exhibit 10.56.1 to Current Report on Form 8-K, filed June 6, 2005).

10.50	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K, filed November 16, 2005).

10.51	Form of Restricted Shares Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K, filed February 16, 2005).

10.52	Form of Two-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K, filed February 16, 2005).

10.53	Form of Three-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K, filed February 16, 2005).

10.54	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K, filed February 16, 2005).

10.55	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K, filed November 7, 2005).

10.56

Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K, filed November 7, 2005).

10.57	Form of Restricted Shares Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K, filed November 7, 2005).

10.58	Form of Performance Award Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K, filed November 7, 2005).

10.59	Amendment to 2005 Three-Year Performance Award.

10.60	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K, filed November 7, 2005).

10.61	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 7, 2006).

10.62	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 7, 2006).

10.63	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 7, 2006).

10.64

Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 7, 2006).

10.65	Summary of the Cablevision CHOICE Excess Savings Plan (incorporated herein by reference to Exhibit 10.72 to the 2006 10-K).

10.66	Summary of the Cablevision CHOICE Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.73 to the 2006 10-K).

10.67

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 29, 2006).

10.68

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed November 29, 2006).

10.69

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed November 29, 2006).

10.70

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed November 29, 2006).

10.71

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 22, 2007).

10.72

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport V, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 22, 2007).

10.73

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 22, 2007).

10.74

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed June 22, 2007).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 1350 Certification of the CEO and CFO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Melville, New York
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the accompanying consolidated financial statements, the Company changed its method of quantifying errors in 2006 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, as of January 1, 2006, adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006, and adopted the provisions of FASB Interpretation  No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Melville, New York
February 28, 2008

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
ASSETS

Current Assets:

Cash and cash equivalents	$360,662	$524,401
Restricted cash	58,416	11,390
Accounts receivable, trade (less allowance for doubtful accounts of $12,683 and $17,257)	543,151	516,533
Prepaid expenses and other current assets	189,306	157,003
Program rights, net	133,146	124,778
Deferred tax asset	232,984	184,032
Investment securities pledged as collateral	196,090	18,981
Derivative contracts	30,532	81,140
Assets held for sale	—	49,189
Total current assets	1,744,287	1,667,447

Property, plant and equipment, net of accumulated depreciation of $6,956,699 and $6,254,510	3,472,203	3,713,030
Investments in affiliates	—	49,950
Notes and other receivables	40,874	29,659
Investment securities pledged as collateral	668,438	1,080,229
Derivative contracts	43,020	—
Other assets	79,740	80,273
Program rights, net	420,923	375,700
Deferred carriage fees, net	151,507	173,059
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $448,392 and $390,324	339,614	397,682
Other intangible assets, net of accumulated amortization of $102,487 and $77,255	316,830	325,291
Excess costs over fair value of net assets acquired	1,023,480	1,024,168
Deferred financing and other costs, net of accumulated amortization of $88,011 and $68,705	107,813	117,409
Assets held for sale	—	79,112
	$9,140,577	$9,844,857

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2007 and 2006

(Dollars in thousands, except share and per share amounts)

	2007	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$370,044	$389,400
Accrued liabilities:
Interest	171,204	224,135
Employee related costs	291,268	388,474
Other accrued expenses	371,902	410,879
Deferred revenue	198,658	162,463
Program rights obligations	110,128	121,890
Liabilities under derivative contracts	2,893	6,568
Bank debt	110,000	93,750
Collateralized indebtedness	219,073	102,268
Capital lease obligations	5,351	7,069
Notes payable	1,017	17,826
Senior notes and debentures	500,000	499,952
Liabilities held for sale	—	6,024
Total current liabilities	2,351,538	2,430,698

Defined benefit plan and other postretirement plan obligations	57,596	82,517
Deferred revenue	12,691	14,337
Program rights obligations	307,185	312,344
Liabilities under derivative contracts	132,647	204,887
Other liabilities	264,446	251,437
Deferred tax liability	326,736	73,724
Bank debt	4,778,750	4,898,750
Collateralized indebtedness	628,081	819,306
Notes payable	—	1,017
Capital lease obligations	60,056	54,389
Senior notes and debentures	4,995,148	5,494,004
Senior subordinated notes	323,311	497,011
Minority interests	1,182	49,670
Liabilities held for sale	—	19
Total liabilities	14,239,367	15,184,110

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 255,648,391 and 250,927,804 shares issued and 231,007,266 and 228,643,568 shares outstanding	2,556	2,509
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 63,265,676 and 63,736,814 shares issued and outstanding	633	637
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	130,791	57,083
Accumulated deficit	(4,806,543)	(5,027,473)
	(4,672,563)	(4,967,244)
Treasury stock, at cost (24,641,125 and 22,284,236 CNYG Class A common shares)	(429,084)	(360,059)
Accumulated other comprehensive income (loss)	2,857	(11,950)
Total stockholders’ deficiency	(5,098,790)	(5,339,253)
	$9,140,577	$9,844,857

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

	2007	2006	2005
Revenues, net	$6,484,481	$5,828,493	$5,082,045

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,891,337	2,651,890	2,249,367
Selling, general and administrative	1,558,455	1,471,366	1,283,938
Restructuring expense (credits)	4,733	(3,484)	(537)
Depreciation and amortization (including impairments)	1,118,888	1,119,829	1,074,711
	5,573,413	5,239,601	4,607,479

Operating income	911,068	588,892	474,566

Other income (expense):
Interest expense	(940,852)	(928,202)	(764,539)
Interest income	40,154	36,528	15,874
Equity in net income of affiliates	4,377	6,698	3,219
Gain on sale of programming and affiliate interests, net	183,286	—	64,968
Gain (loss) on investments, net	(214,257)	290,052	(138,312)
Gain (loss) on derivative contracts, net	138,144	(253,712)	119,180
Write-off of deferred financing costs	(2,919)	(14,083)	—
Loss on extinguishment of debt	(19,113)	(13,125)	—
Minority interests	321	1,614	5,221
Miscellaneous, net	2,636	2,845	650
	(808,223)	(871,385)	(693,739)
Income (loss) from continuing operations before income taxes	102,845	(282,493)	(219,173)
Income tax benefit (expense)	(79,181)	140,462	82,219
Income (loss) from continuing operations	23,664	(142,031)	(136,954)
Income from discontinued operations, net of taxes (including net gain from the sale of Fox Sports Net Bay Area of $186,281 in 2007 and primarily from the Regional Programming Partners restructuring of $269,428 in 2005)	195,235	16,428	226,274
Income (loss) before cumulative effect of a change in accounting principle	218,899	(125,603)	89,320
Cumulative effect of a change in accounting principle, net of taxes	(443)	(862)	—
Net income (loss)	$218,456	$(126,465)	$89,320

INCOME (LOSS) PER SHARE:

Basic net income (loss) per share:

Income (loss) from continuing operations	$0.08	$(0.50)	$(0.49)

Income from discontinued operations	$0.68	$0.06	$0.80

Cumulative effect of a change in accounting principle	$—	$—	$—

Net income (loss)	$0.76	$(0.45)	$0.32

Basic weighted average common shares (in thousands)	288,271	283,627	281,936

Diluted net income (loss) per share:

Income (loss) from continuing operations	$0.08	$(0.50)	$(0.49)

Income from discontinued operations	$0.66	$0.06	$0.80

Cumulative effect of a change in accounting principle	$—	$—	$—

Net income (loss)	$0.74	$(0.45)	$0.32

Diluted weighted average common shares (in thousands)	294,604	283,627	281,936

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	CNYG	CNYG	RMG	RMG				Accumulated
	Class A	Class B	Class A	Class B				Other
	Common	Common	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Total

Balance at December 31, 2004	$2,438	$658	$—	$—	$1,243,612	$(3,530,287)	$(359,750)	$(3,935)	$(2,647,264)

Net income	—	—	—	—	—	89,320	—	—	89,320
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	182	182
Foreign currency translation, net of taxes	—	—	—	—	—	—	—	191	191
Comprehensive income									89,693
Proceeds from exercise of options	20	—	—	—	13,925	—	—	—	13,945
Recognition of equity-based stock compensation arrangements	—	—	—	—	32,259	—	—	—	32,259
Conversion of CNYG Class B common stock to CNYG Class A common stock	16	(16)	—	—	—	—	—	—	—
Treasury stock acquired from forfeiture of restricted shares	—	—	—	—	—	—	(3)	—	(3)
Contribution from CNYG Class B shareholder	—	—	—	—	6,337	—	—	—	6,337
Gain on issuance of members’ interest by subsidiary, net	—	—	—	—	10,397	—	—	—	10,397
Tax benefit related to stock options	—	—	—	—	1,256	—	—	—	1,256

Balance at December 31, 2005	2,474	642	—	—	1,307,786	(3,440,967)	(359,753)	(3,562)	(2,493,380)

Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of taxes (Note 2)	—	—	—	—	—	121,668	—	—	121,668
Adjusted balance at January 1, 2006	2,474	642	—	—	1,307,786	(3,319,299)	(359,753)	(3,562)	(2,371,712)

Net loss	—	—	—	—	—	(126,465)	—	—	(126,465)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(1,484)	(1,484)
Comprehensive loss									(127,949)
Adjustment related to initial application of FASB Statement No. 158, net of taxes (Note 14)	—	—	—	—	—	—	—	(6,904)	(6,904)
Proceeds from exercise of options	30	—	—	—	15,610	—	—	—	15,640
Recognition of equity-based stock compensation arrangements	—	—	—	—	59,914	—	—	—	59,914
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	—	—	—	—	(306)	—	(306)
Conversion of CNYG Class B common stock to CNYG Class A common stock	5	(5)	—	—	—	—	—	—	—
Special cash dividend paid to CNYG Class A and CNYG Class B shareholders	—	—	—	—	(1,326,227)	(1,581,709)	—	—	(2,907,936)

Balance at December 31, 2006	2,509	637	—	—	57,083	(5,027,473)	(360,059)	(11,950)	(5,339,253)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS) (continued)

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	CNYG	CNYG	RMG	RMG				Accumulated
	Class A	Class B	Class A	Class B				Other
	Common	Common	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Net income	—	—	—	—	—	218,456	—	—	218,456
Minimum pension liability and post-retirement plan adjustments, net of taxes	—	—	—	—	—	—	—	14,807	14,807
Comprehensive income									233,263
Proceeds from exercise of options	43	—	—	—	30,751	—	—	—	30,794
Recognition of equity-based stock compensation arrangements	—	—	—	—	53,787	—	—	—	53,787
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	—	—	—	—	(69,025)		(69,025)
Conversion of CNYG Class B common stock to CNYG Class A common stock	4	(4)	—	—	—	—	—	—	—
Special cash dividends paid in connection with employee stock option exercises, net of forfeitures related to restricted shares	—	—	—	—	(10,830)	2,916			(7,914)
Adjustment related to initial application of FASB Interpretation No. 48, (Note 11)	—	—	—	—	—	(442)	—	—	(442)

Balance at December 31, 2007	$2,556	$633	$—	$—	$130,791	$(4,806,543)	$(429,084)	$2,857	$(5,098,790)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:

Income (loss) from continuing operations	$23,664	$(142,031)	$(136,954)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,118,888	1,119,829	1,074,711
Equity in net income of affiliates	(4,377)	(6,698)	(3,219)
Minority interests	(321)	(1,614)	(5,221)
Gain on sale of programming and affiliate interests, net	(183,286)	—	(64,968)
Loss (gain) on investments, net	214,257	(284,542)	138,312
Write-off of deferred financing costs	2,919	14,083	—
Unrealized loss (gain) on derivative contracts, net	(149,868)	218,740	(156,082)
Loss on extinguishment of debt	19,113	13,125	—
Share-based compensation expense related to equity classified awards	53,077	63,675	28,870
Deferred income tax	52,576	(150,008)	(91,712)
Amortization and write-off of program rights	145,072	123,827	113,926
Amortization of deferred financing costs and discounts on indebtedness	50,151	50,150	61,232
Amortization of other deferred costs	34,324	27,696	22,359
Provision for doubtful accounts	52,165	41,386	34,507
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(79,071)	(107,635)	(76,984)
Notes and other receivables	(19,840)	48,280	11,496
Inventory, prepaid expenses and other assets	(23,861)	195	(10,680)
Advances/payables to affiliates	(190)	(1,263)	1,223
Program rights	(198,663)	(137,196)	(142,703)
Other deferred costs	(26,431)	(13,349)	(99,203)
Accounts payable	(17,054)	40,661	29,533
Accrued liabilities	(117,943)	60,671	87,538
Program rights obligations	(16,921)	(29,630)	(731)
Deferred revenue	36,929	(4,141)	25,499
Deferred carriage payable	(25,569)	(17,336)	45,371
Minority interests	—	—	243

Net cash provided by operating activities	939,740	926,875	886,363

Cash flows from investing activities:
Capital expenditures	(781,306)	(885,833)	(768,652)
Payments for acquisitions, net of cash acquired	—	—	(4,231)
Proceeds from sale of equipment, net of costs of disposal	3,336	17,704	5,407
Distribution from (contribution to) equity method investees	24,506	(1,000)	(420)
Proceeds from sale of affiliate interests	212,904	—	—
Decrease (increase) in investment securities and other investments	277	907	(9,520)
Decrease (increase) in restricted cash	5,812	(2,936)	27,342
Additions to other intangible assets	(16,771)	(1,551)	(12,886)

Net cash used in investing activities	(551,242)	(872,709)	(762,960)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from financing activities:
Proceeds from bank debt	73,000	5,463,000	554,614
Repayment of bank debt	(176,750)	(2,322,000)	(1,192,614)
Redemption of senior subordinated notes and debentures	(693,158)	(263,125)	—
Proceeds from collateralized indebtedness	—	595,035	210,973
Repayment of collateralized indebtedness	—	(548,867)	(222,623)
Dividend distribution to common stockholders	(67,319)	(2,840,780)	—
Proceeds from derivative contracts	—	6,496	6,462
Settlement of derivative contracts	—	(50,864)	—
Proceeds from stock option exercises	30,794	15,334	13,942
Payments on capital lease obligations and other debt	(7,285)	(8,739)	(11,956)
Deemed repurchase of restricted stock	(69,025)	—	—
Deemed net capital contribution from shareholder	—	—	6,337
Additions to deferred financing and other costs	—	(47,540)	(70)
Distributions to minority partners	(13,549)	(14,709)	(9,659)

Net cash used in financing activities	(923,292)	(16,759)	(644,594)

Effect of exchange rate changes on cash and cash equivalents	—	—	191
Net increase (decrease) in cash and cash equivalents from continuing operations	(534,794)	37,407	(521,000)
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	17,771	109,956	(27,854)
Net cash provided by investing activities	328,823	4,003	79,534
Net change in cash classified in assets held for sale	24,461	3,660	85,350
Net effect of discontinued operations on cash and cash equivalents	371,055	117,619	137,030

Cash and cash equivalents at beginning of year	524,401	369,375	753,345

Cash and cash equivalents at end of year	$360,662	$524,401	$369,375

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national entertainment, regional news and sports programming services, including Madison Square Garden, L.P. The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company recognizes video, high-speed data, Voice over Internet Protocol, and telephony revenues as the services are provided to subscribers.  Installation revenue for the Company’s video, consumer high-speed data and Voice over Internet Protocol services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  The Company classifies amounts billed to its customers for franchise and regulatory fees as a component of revenue.

The Company’s programming businesses recognize affiliate fee revenue from cable system operators, direct broadcast satellite operators and telecommunications companies as the programming is provided.  Advertising revenues are recognized when commercials are aired.

In some advertising sales arrangements, the Company’s programming businesses guarantee specified viewer ratings for their programming.  For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote.

Revenues derived from other sources are recognized when services are provided or events occur.

Multiple-Element Transactions

If there is objective and reliable evidence of fair value for all elements of accounting in a multiple-element arrangement, the arrangement consideration is allocated to the separate elements of accounting based on relative fair values.  There may be cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items.  In those cases, the Company utilizes the residual method to allocate the arrangement consideration.  Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.  In determining fair value, the Company refers to historical transactions or comparable cash transactions.

The Company may enter into affiliation agreements which are documented in one or more contracts; however negotiated contemporaneously.  Amounts paid/received by the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately.  Judgments made in determining fair value impact the amount and period in which revenues are recognized over the term of the individual affiliation agreements.

Gross Versus Net Revenue Recognition

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers. The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues. For the years ended December 31, 2007, 2006 and 2005, the amount of franchise fees included as a component of net revenue aggregated $111,398, $101,213, and $91,546, respectively.

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

Program Rights

Rights acquired to broadcast various professional sports teams’ events and programming for exhibition on the Company’s networks, are expensed on a straight-line basis (except for owned original programming) over the contract or license period.  Estimated future revenues are reviewed regularly and write-downs to net realizable value of the Company’s program rights costs are made as required.  Estimates of total gross revenues can change due to a variety of factors, including the level of advertising rates and subscriber fees.  Accordingly, revenue estimates related to the Company’s program rights are reviewed periodically and amortization is adjusted as necessary.

Rights to programming, including feature films and episodic series, acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun, unless there is uncertainty with respect to either cost, acceptability or availability, then when the uncertainty is resolved.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.  The Company periodically reviews the programming usefulness of its program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recorded in technical and operating expense.

See Note 5 for a discussion of the Company’s review of the programming usefulness of its program rights inventory and impairment charges.

Owned original programming is produced for the Company by independent production companies.  Any owned original programming costs qualifying for capitalization are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated cash flows can change based upon programming market acceptance, levels of affiliate fee revenue and advertising revenue, and program usage.  Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary which could impact the timing of amortization expenses.

Advertising Expenses

Advertising costs are charged to expense when incurred.  Advertising costs amounted to $254,387, $221,158 and $202,618 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

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

Restricted Cash

Restricted cash at December 31, 2007 and 2006 amounted to $58,416 and $11,390, respectively.  The December 31, 2007 balance includes a cash collateralized bond in the amount of $52,159 relating to a judgment against the Company relating to a contract dispute with Loral Space and Communications Holding Corporation (see Notes 6 and 17). In addition, restricted cash at December 31, 2007 included cash required to be set aside under operating agreements between Madison Square Garden and the National Hockey League, and for collateralized letters of credit entered into by Madison Square Garden.  At December 31, 2006 restricted cash included cash required to be set aside pursuant to operating agreements between Madison Square Garden, the National Hockey League, the Hartford Civic Center and Rentschler Field, and for collateralized letters of credit entered into by Madison Square Garden.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectibility of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with realized and unrealized holding gains and losses included in net income (loss).

The Company’s interests in less than majority-owned entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method.  Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investees’ net income or loss, additional contributions made and distributions received and amortization of basis differences.  The Company recognizes a loss if it is determined that an other than temporary decline in the value of the investment exists.

Long-Lived and Indefinite-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of operations.

Intangible assets established in connection with acquisitions consist of affiliation agreements and affiliation relationships, broadcast rights and other agreements (primarily cable television system programming agreements), season ticket holder relationships, suite holder contracts and relationships, advertising relationships, other intangibles and excess costs over fair value of net assets acquired.  These intangible assets are amortized on a straight-line basis over their respective estimated useful lives.  Excess costs over fair value of net assets acquired (“goodwill”) and the value of franchises, trademarks and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

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

Program Rights Obligations

Amounts payable subsequent to December 31, 2007 related to program rights obligations are as follows:

Years Ending December 31,

2008	$110,128
2009	85,225
2010	65,887
2011	44,699
2012	37,135
Thereafter	74,239

Deferred Carriage Fees

Deferred carriage fees represent amounts principally paid or payable to cable system operators, direct broadcast operators and telecommunications companies to guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related guarantee (1 to 15 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense using the straight-line method over the life of the related debt.

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.  The Company provides deferred taxes for the outside basis difference of its investment in partnerships.  Interest expense related to income tax liabilities recognized in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (adopted on January 1, 2007) (“FIN 48”) is included in income tax expense, consistent with the Company’s historical policy prior to adopting FIN 48.

Common Stock of Cablevision

Each holder of Cablevision NY Group Class A  (“Class A”) common stock has one vote per share while holders of Cablevision NY Group Class B  (“Class B”) common stock have ten votes per share.  Class B shares can be converted to Class A common stock at anytime with a conversion ratio of one Class A common share for one Class B common share.  The Class A stockholders are entitled to elect 25% of Cablevision’s Board of Directors.  Class B stockholders have the right to elect the remaining members of Cablevision’s Board of Directors.  In addition, Class B stockholders entered into an agreement which has the effect of causing the voting power of these Class B stockholders to be cast as a block.

	Shares Outstanding
	Class A Common Stock	Class B Common Stock

Balance at December 31, 2004	221,986,022	65,817,742
Conversion of CNYG Class B common stock to CNYG Class A common stock	1,657,478	(1,657,478)
Employee and non-employee director stock transactions	1,625,214	—
Balance at December 31, 2005	225,268,714	64,160,264
Conversion of Class B common stock to Class A common stock	423,450	(423,450)
Employee and non-employee director stock transactions	2,951,404	—

Balance at December 31, 2006	228,643,568	63,736,814
Conversion of Class B common stock to Class A common stock	471,138	(471,138)
Employee and non-employee director stock transactions	1,892,560	—

Balance at December 31, 2007	231,007,266	63,265,676

Dividends

Cablevision may pay dividends on its capital stock only from surplus as determined under Delaware law.  If dividends are paid on the Cablevision NY Group common stock, holders of the Class A common stock and Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Class A common stock may be paid only with shares of Class A common stock and stock dividends with respect to Class B common stock may be paid only with shares of Class B common stock.  Cablevision’s senior notes and debentures, as well as certain senior notes and debentures of CSC Holdings and its subsidiaries restrict the amount of dividends and distributions in respect of any equity interests that can be made.

Special Dividend Payment

On April 7, 2006, the Board of Directors of Cablevision declared a special cash dividend of $10.00 per share on each outstanding share of its Class A common stock and Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents from CSC Holdings to Cablevision.  The CSC Holdings distribution was funded from the proceeds of its term B loan facility which closed on March 29, 2006 (see Note 9).  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to $2,834,649.  In addition, up to $126,838 representing $10.00 for each outstanding restricted share and each stock appreciation right and stock option vested as of December 31, 2004, would be payable when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and stock options are exercised.  At December 31, 2007, approximately $37,133 of the $126,838 is still outstanding.  Cablevision recorded a decrease in additional paid in capital of $1,326,227 and an increase in accumulated deficit of $1,581,709 in connection with the payment of the special dividend through December 31, 2006.

Income (Loss) Per Common Share

Basic net income per common share for Cablevision is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share for Cablevision reflects the dilutive effects of stock options, restricted stock, restricted stock units and other potentially dilutive financial instruments.

A reconciliation of the denominator of the basic and diluted net income per share calculation for Cablevision for the year ended December 31, 2007 is as follows:

(in thousands)
Basic weighted average shares outstanding	288,271
Effect of dilution:
Stock options	3,008
Restricted stock awards	3,325
Diluted weighted average shares outstanding	294,604

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period) totaling 417 have been excluded from diluted weighted average shares outstanding for the year ended December 31, 2007.

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Potential dilutive common shares are not included in the diluted computation as their effect would be anti-dilutive.

Since Cablevision generated a loss from continuing operations for the years ended December 31, 2006 and 2005, the outstanding common stock equivalents during each of these periods were excluded from the computation of net loss per share as the impact would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of shareholders’ deficiency consist of net income (loss) and other gains and losses affecting shareholders’ deficiency or attributed net assets that, under U.S. generally accepted accounting principles (“GAAP”), are excluded from net income (loss).  These components of accumulated other comprehensive income (loss) consist primarily of minimum pension liability adjustments, net of taxes and foreign currency translation gains (losses), net of taxes, in 2005.

In 2007 and 2005, the fair value of plan assets of certain of the Company’s defined benefit plans and post-retirement medical plans exceeded the plans’ net accumulated benefit obligations and the Company recorded a non-cash gain to accumulated comprehensive income, net of taxes, of $3,792 and $182, respectively.  In 2006, the net accumulated benefit obligation of certain of the Company’s defined benefit plans and post-retirement medical plans exceeded the fair value of the plans’ assets. As a result, the Company recorded a non-cash charge to accumulated comprehensive loss, net of taxes, of $1,484 as required by SFAS No. 87, Employers’ Accounting for Pensions (“Statement No. 87”).  Additionally,

during 2007, the Company “froze” two of its defined benefit plans resulting in a non-cash related benefit to accumulated comprehensive income (loss) of $11,015 ($18,803, net of taxes of $7,788) as described in Note 14.   As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement No. 158”) as described in Note 14.  As a result of adopting Statement No. 158 in 2006, the Company recognized an additional loss of $6,904, net of taxes, which was also charged to accumulated other comprehensive income (loss), net of taxes.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“Statement No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Statement No. 123R eliminates the ability to account for share-based compensation transactions, as Cablevision formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognize such fair value of share-based payments as expenses in the consolidated statement of operations.

Cablevision adopted Statement No. 123R using the modified prospective method as of January 1, 2006. Cablevision’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting Statement No. 123R.  In accordance with the modified prospective method, Cablevision’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123R.

Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that are ultimately expected to vest.  Share-based compensation expense recognized in Cablevision’s consolidated statements of operations during the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, that were adjusted for estimated forfeitures. As of December 31, 2005 share-based compensation expense was based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”).  For these awards, the Company continues to recognize compensation expense using the accelerated attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.  For options and performance based option awards granted after January 1, 2006, Cablevision recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model using a straight-line amortization method.

For restricted shares and restricted stock units granted after January 1, 2006, Cablevision recognizes compensation expense using a straight-line amortization method, based on the grant date price of Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.

For stock appreciation rights granted after January 1, 2006, Cablevision recognizes compensation expense using a straight-line amortization method based on the estimated fair value at each reporting period using the Black-Scholes valuation model.

As share-based compensation expense recognized in Cablevision’s statements of operations for the years ended December 31, 2007 and 2006 are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under Statement No. 123 for the periods prior to January 1, 2006, Cablevision accounted for forfeitures as they occurred.

Cash Flows

During 2007, 2006 and 2005, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2007	2006	2005
Non-Cash Investing and Financing Activities:
Continuing Operations
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$—	$—	$604,080
Notes payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	—	—	152,907
Capital lease obligations	11,234	11,751	180
Asset retirement obligations	29	136	10,870
Leasehold improvements paid by landlord	7,892	1,960	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contracts	—	—	116,544
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	102,469	290,943	247,647
Redemption of collateralized indebtedness with related prepaid forward contracts	—	31,385	43,604
Rights payments offset with repayment of a note receivable	—	—	40,000
Dividends payable on equity classified share-based awards	—	67,156	—

Discontinued Operations
Make whole payment obligation, including interest, to Loral	—	50,898	—

Supplemental Data:
Cash interest paid - continuing operations	943,404	831,026	698,215
Cash interest paid - discontinued operations	—	8	59
Income taxes paid (refunded), net - continuing operations	28,686	11,184	(4,005)
Income taxes paid (refunded), net - discontinued operations	—	—	18

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”).  Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2007, 2006 and 2005, respectively, or 10% or more of its consolidated net trade receivables at December 31, 2007 and 2006, respectively.

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

Recently Adopted Accounting Pronouncements

EITF No. 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which addressed the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 was effective January 1, 2007 for the Company.  See “Gross Versus Net Revenue Recognition” discussion above.

Accounting for Registration Payment Arrangements

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”).  FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies (“Statement No. 5”).  FSP 00-19-2 required that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5.  FSP 00-19-2 applied immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2.  For such arrangements entered into prior to the issuance of FSP 00-19-2, the guidance was effective for the Company as of January 1, 2007.  As a condition to the initial sale of CSC Holdings’ 6-3/4% Senior Notes due 2012, the Company entered into a registration rights agreement with the initial purchasers under which the Company agreed that it would file an exchange offer registration statement under the Securities Act with the Securities and Exchange Commission (“SEC”) and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act.  If the exchange offer was not completed by May 11, 2005, the agreement provided for an increase of 1/4% per annum in the interest rate for the first 90 days after May 11, 2005 and an additional 1/4% per annum, up to a maximum of 1/2% per annum, at the beginning of each subsequent 90 day period that the exchange offer was not completed. Upon the completion of the exchange, the interest rate would revert to 6-3/4%.  In March 2007, the Company offered to exchange these notes for substantially identical publicly registered 6-3/4% Series B Senior Notes due 2012.  This exchange was completed on April 26, 2007.  In connection with the adoption of FSP 00-19-2 as of January 1, 2007, the Company recorded a charge of $443, net of taxes, as a cumulative effect of a change in accounting principle representing the estimated fair value of the 1/2% penalty interest expected to be incurred under the registration rights agreement subsequent to January 1, 2007.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.  This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return.  The change in the net assets and liabilities recognized as a result of adopting the provisions of FIN 48 has been recorded as a charge of $442 to the opening balance of accumulated deficit.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement No. 158 which required companies to recognize in their statement of financial position an asset for a postretirement benefit plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year.  Additionally, Statement No. 158 required companies to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and to report those changes in comprehensive income (loss).  The provisions of Statement No. 158 have two separate effective dates.  The provision of Statement No. 158 that required a company

(with a calendar year-end) to recognize the funded status of its pension plan, and the disclosure requirements, was effective as of December 31, 2006, and the provision of Statement No. 158 that required a company (with a calendar year-end) to measure plan assets and benefit obligations as of the date of its fiscal year-end balance sheet is effective as of December 31, 2008.  See Note 14 for a discussion regarding the adoption of the provisions of Statement No. 158 effective December 31, 2006.  As the Company has historically measured it plan assets and benefit obligations as of December 31, the provisions of Statement No. 158 effective as of December 31, 2008 will have no impact on the Company’s financial position or results of operations upon adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under Statement No. 123R beyond December 31, 2007.  Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. SAB No. 110 will not have a significant impact on the Company’s future financial position or results of operations.  Beginning in 2008, for any stock option awards granted, the Company’s computation of expected life will be based on its historical stock option exercise experience as outlined in Statement No. 123R.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“Statement No. 141R”).  Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Statement No. 141R is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009.  The provisions of Statement No. 141R will not impact the Company’s financial statements for prior periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”).  Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Statement No. 160 is effective as of January 1, 2009 for the Company.  The Company has not yet determined the impact that the adoption of Statement No. 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 is effective as of January 1, 2008 for the Company.  The Company has not yet determined the impact that the adoption of Statement No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, however, for some entities, the application of Statement No. 157 could change current practices.  Statement No. 157 will be effective for the Company on January 1, 2008.  The FASB has deferred the adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities to be effective for the Company on January 1, 2009.  The Company has not yet determined the impact that the adoption of Statement No. 157 will have on its financial statements.

In November 2007, the EITF reached a consensus on Issue No. 07-1 Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”).  EITF 07-1 provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF No. 07-1 will be effective for the Company as of January 1, 2009.  An entity will report the effects of applying EITF No. 07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date.  The Company has not yet determined the impact that the adoption of EITF No. 07-1 will have on its financial statements.

NOTE 2.                STAFF ACCOUNTING BULLETIN NO. 108

On September 13, 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.  SAB No. 108 requires that registrants quantify errors using both a balance sheet (“iron curtain”) and income statement (“rollover”) approach (“dual approach”) and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 was effective for the Company’s year ended December 31, 2006.  In accordance with the guidance set forth in SAB No. 108, the Company corrected certain identified historical uncorrected balance sheet differences aggregating $121,668, net of taxes, which arose prior to January 1, 2006, as a cumulative effect adjustment to opening accumulated deficit as of January 1, 2006 in accordance with the “dual approach” set forth in SAB No. 108.  Historically, the Company evaluated uncorrected differences utilizing the “rollover” approach.  The Company believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of materiality of such uncorrected differences, individually and in the aggregate, were appropriate.

The following table summarizes the impact of applying the guidance set forth in SAB No. 108 on the Company’s 2006 opening accumulated deficit balance:

	Additional Income (Expense)
	Period in which the Uncorrected Differences Originated
	Cumulative Uncorrected Differences as of December 31, 2004	Year Ended December 31, 2005	Adjustment Recorded as of January 1, 2006 to Accumulated Deficit
Excess accrual balances and other items, net of taxes (a)	$104,396	$(1,952)	$102,444
Tax adjustment relating to disability insurance (b)	361	9,734	10,095
Rent expense, net of taxes (c)	(7,670)	(766)	(8,436)
Revenue related to promotional rates, net of taxes (d)	5,636	4,845	10,481
Video on demand revenue, net of related expenses and taxes (e)	836	54	890
Programmer audit accruals, net of taxes (f)	1,564	373	1,937
Disability and life insurance accruals, net of taxes (g)	1,953	254	2,207
Goodwill amortization, net of taxes (h)	2,076	(26)	2,050
Impact on accumulated deficit	$109,152	$12,516	$121,668

(a)                      In periods prior to 2000, the Company had determined that certain accounts payable and accrued liability account balances (including accruals for programming costs, non-income based taxes, worker’s compensation, franchise fees, health and dental, and pensions, among others) which had accumulated over a number of years to an aggregate $109,433, net of taxes, as of December 31, 2004, were not supportable as liabilities that the Company would be required to satisfy.  These amounts were substantially “frozen” as of December 31, 1999.  Historically, the Company had concluded that such prior year uncorrected differences were quantitatively and qualitatively immaterial to the Company’s prior year financial statements using the rollover method.  This adjustment also includes $2,190, net of taxes, as of December 31, 2004, representing an excess reserve for unreturned analog converters that was not adjusted in prior periods to reflect actual losses and $(3,933), net of taxes, as of December 31, 2004, relating to unreconciled cash receipts.  Additionally, this adjustment includes goodwill aggregating $3,292, net of taxes, as of December 31, 2004, and $1,994, net of taxes, for the year ended December 31, 2005, relating primarily to businesses that were sold where such goodwill was not included in their cost basis at the time of their sale for purposes of computing the associated gain on sale.

(b)                     In calculating the Company’s tax provision for periods through December 31, 2005, the Company incorrectly treated tax-exempt disability insurance proceeds as taxable and non-deductible disability insurance premiums as tax deductible with regard to disability insurance arrangements associated with players of certain of the Company’s professional sports teams.

(c)                      The Company historically recorded rent expense related to certain of its operating leases based on the contractual terms of the respective lease agreements instead of on a straight-line basis over the lease term as required by U.S. generally accepted accounting principles.  This adjustment represents the impact of correcting the recognition of rent expense to the straight-line basis.

(d)                     The Company determined that it did not recognize in the appropriate period a portion of revenue earned related to certain cable television customers with promotional rates. This revenue was recognized when the promotional rates expired, generally occurring one year after the promotion commenced.  This adjustment represents the revenue that should have been recognized in the respective periods when the services were provided, net of related tax effects.

(e)                      Prior to 2006, the Company recorded certain revenue from video on demand services as the services were billed to the customer instead of when the services were provided.  Such revenue was historically recorded in the subsequent month’s billing cycle.  This adjustment reflects the recognition of revenue, net of related expenses and taxes, which should have been recorded in the respective periods when the services were provided.

(f)                        The Company’s contracts with programming content providers typically allow for periodic audits of the programming payments made by the Company to these providers.  The Company records an accrual for a loss contingency related to the associated potential underpayment of programming fees if such amounts are deemed probable and estimable.  Based on the Company’s review of this accrual balance, it determined that the accrual was overstated in previous years based upon the occurrence of historical events.  This adjustment reflects the reduction of the accrual balance, net of taxes, in the appropriate periods.

(g)                     The Company determined that its accrual for disability and life insurance premiums for one of the Company’s segments was based on an estimate that was not adjusted on a quarterly basis to reflect actual premiums paid.  This adjustment reflects the reduction of the accrual, net of taxes, for the respective periods.

(h)                     In 2002, the Company inappropriately amortized goodwill of $2,076, net of taxes.  This adjustment reflects the reversal of the amortization recognized in 2002.  U.S. generally accepted accounting principles required the Company to cease amortization of goodwill effective January 1, 2002.

The following table summarizes the impact of applying the guidance in SAB No. 108 related to the adjustments described above on the Company’s 2006 opening accumulated deficit by segment:

	Additional Income (Expense) Cumulative Uncorrected Differences as of January 1, 2006
	Tele- communications	Rainbow	Madison Square Garden	Other	Total
Excess accrual balances and other items	$70,045	$22,837	$4,792	$29,737	$127,411
Rent expense	(10,040)	(1,380)	—	(2,920)	(14,340)
Revenue related to promotional rates	17,768	—	—	—	17,768
Video on demand revenue, net of related expenses	1,509	—	—	—	1,509
Programmer audit accruals	3,284	—	—	—	3,284
Disability and life insurance accruals	—	3,819	—	—	3,819
Goodwill amortization	—	—	3,474	—	3,474
	$82,566	$25,276	$8,266	$26,817	142,925

Income tax expense*					(31,352)
Tax adjustment relating to disability insurance					10,095
Impact on accumulated deficit					$121,668

*                             The income tax expense impact presented above is less than the amount that would be derived by applying the statutory rate to the aggregate pre-tax adjustment due to an income tax benefit of $28,553 resulting from a decrease in the required amount of the valuation allowance at the beginning of 2002 due to the decrease in deferred tax assets recognized in connection with the adjustments related to the excess accrual balances.  The valuation allowance was eliminated later in 2002 in connection with the application of purchase accounting associated with an acquisition.

NOTE 3.                TRANSACTIONS

2007 Transactions

Sale of Fox Sports Net Bay Area and Fox Sports Net New England

In June 2007, Rainbow Media Holdings completed the sale to Comcast Corporation (“Comcast”) of (i) its 60% interest in Fox Sports Net Bay Area, for a purchase price of $366,750 (the “Bay Area Sale”) and (ii) its 50% interest in Fox Sports Net New England, for a purchase price of $203,250 (the “New England Sale”), for an aggregate purchase price of $570,000, plus certain additional consideration to Rainbow Media Holdings, and customary working capital adjustments.

The Company recorded a pretax gain of $183,286 ($107,369, net of taxes) in connection with the New England Sale and a pretax gain of $317,995 ($186,281, net of taxes), relating to the Bay Area Sale.  The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented.  The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

Contemporaneously with the execution of the agreement relating to the Bay Area Sale and the New England Sale, subsidiaries of the Company and Comcast entered into or extended affiliation agreements relating to (i) the carriage of the Versus and Golf Channel programming services on the Company’s cable television systems and (ii) the carriage of AMC, fuse, IFC, WE tv, Lifeskool, sportskool, Madison Square Garden Network and Fox Sports Net New York on Comcast’s cable television systems.

2005 Transactions

Regional Programming Partners Restructuring

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago (which was shut down in June 2006) and through June 2007, 50% of Fox Sports Net New England and therefore, no portion of the results of operations of these businesses is allocated to minority interests after the acquisition.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

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

The Company and News Corporation continued to own 60% and 40%, respectively, of Fox Sports Net Bay Area through a separate partnership.  The Company continued to manage that network.  In connection with the restructuring, Fox Sports Net Bay Area extended the terms of its long-term affiliation agreement with National Sports Partners and its advertising representation agreement with National Advertising Partners.  See “2007 Transactions” above for a discussion regarding the sale of Fox Sports Net Bay Area.

The Company accounted for this exchange in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $266,810, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of

$66,558 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of $94,320 was allocated to specific assets and liabilities based on fair values as follows:

	Useful Life
Land and development rights	Indefinite	$37,573
Property and equipment, net	2 to 27.5 years	12,396
Amortizable intangible assets:
Affiliation agreements	4 years	17,951
Affiliation relationships	24 years	85,824
Advertiser relationships	7 years	6,004
Season ticket holder relationships	12 to 15 years	73,124
Suite holder contracts and relationships	3 to 11 years	21,167
Indefinite-lived intangible assets:
Trademarks		53,880
Sports franchises		96,215
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		9,399
Unfavorable contracts		(47,000)
Net step-down to historical carrying values		$(94,320)

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, net income, loss per share from continuing operations and net income per share of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2005, are as follows:

Year Ended December 31, 2005
Revenues	$5,082,045
Loss from continuing operations	$(146,809)
Net income	$79,465
Basic and diluted loss per share from continuing operations	$(0.52)
Basic and diluted net income per share	$0.28

Agreements with EchoStar

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation (“EchoStar”) by which EchoStar acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD filed a lawsuit against EchoStar asserting that EchoStar did not have the right to terminate the affiliation agreement.  That lawsuit is pending, as is the court’s decision on VOOM HD’s motion for a preliminary injunction.  Separately, on February 1, 2008, EchoStar began to distribute VOOM in a manner that the Company believes violates EchoStar’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.

The agreements resulted in a non-monetary exchange whereby the Company provided EchoStar a 20% interest in VOOM HD Holdings in exchange for deferred carriage fees.  Accordingly, in 2005, the Company recorded deferred carriage fees for the fair value of the 20% interest in VOOM HD Holdings LLC surrendered of $18,101, which resulted in a gain on the issuance of member’s interest by a subsidiary of $10,397 (net of transaction costs of $295 and taxes of $7,409).  Since VOOM HD Holdings LLC is a start-up company, the gain was recorded as an increase to paid-in capital.

NOTE 4.                                                 RESTRUCTURING CHARGES

In 2007, the Company recorded net restructuring charges aggregating $4,733 which included $3,123 of severance and other costs related to the elimination of approximately 79 positions, at certain programming businesses within the Rainbow segment (which is expected to be fully paid in 2008), and $479, $277 and $854 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001, 2002 and 2006 facility realignment plans, respectively.

In 2006, the Company recorded net restructuring credits aggregating $3,484 which consisted of $4,521 and $23 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001 facility realignment plan and 2005 employee severance plan, respectively.  These credits were partially offset by charges of $143 related to the elimination of approximately ten positions at a programming business within the Rainbow segment (which was fully paid as of December 31, 2006), charges associated with facility realignment and other related costs of $392 and charges of $525 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2002 facility realignment plan.

In 2005, the Company recorded net restructuring credits of $537 which consisted of $1,480 and $578 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001 and 2002 facility realignment plans.  These credits were partially offset by a charge of $1,024 associated with the elimination of certain positions in various business units of the Company and restructuring charges of $234 and $263 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2003 and 2004 severance plans, respectively.

At December 31, 2007, restructuring liabilities of $2,344 and $151 were classified as a current liability and long-term liability, respectively, in the consolidated balance sheet.

NOTE 5.                                                 IMPAIRMENT CHARGES

As part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $3,160, $1,640 and $663 in 2007, 2006 and 2005, respectively.  Such amounts represent primarily the write-off of the carrying value of certain film and programming contracts of the Company’s Rainbow segment and are included in technical and operating expense.

In addition, the Company recorded impairment charges of $1,804, $2,104 and $7,697 in 2007, 2006 and 2005, respectively, included in depreciation and amortization.  The charges in 2007 and 2005 related primarily to certain other long-lived assets and goodwill related to certain businesses in the Company’s theater operations and Rainbow segment, and the charges in 2006 related to the Company’s theater operations and PVI Virtual Media business.

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

NOTE 6.                                                 DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast (see Note 3).  In addition, in June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down.  In connection with the Regional Programming Partners Restructuring in April 2005, the Company no longer owns any interest in Fox Sports Net Ohio and Fox Sports Net Florida.  As a result, the operating results of these businesses, net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	Year Ended December 31, 2007
	Fox Sports Net Bay Area	Rainbow DBS Distribution Business	Total
Revenues, net	$53,892	$—	$53,892
Income before income taxes, including gain on sale of Fox Sports Net Bay Area of $317,995	$326,166	$7,114	$333,280
Income tax expense	(135,098)	(2,947)	(138,045)
Net income, including gain on sale of Fox Sports Net Bay Area of $186,281, net of taxes	$191,068	$4,167	$195,235

	Year Ended December 31, 2006
	Fox Sports Net Bay Area	Fox Sports Net Chicago (a)	Rainbow DBS Distribution Business (b)	Other	Total
Revenues, net	$98,969	$79,204	$—	$—	$178,173
Income (loss) before income taxes	$15,227	$72,985	$(56,741)	$(62)	$31,409
Income tax benefit (expense)	(6,245)	(32,030)	23,269	25	(14,981)
Net income (loss)	$8,982	$40,955	$(33,472)	$(37)	$16,428

(a)                      Revenues, net includes $77,996 representing the collection in June 2006 of affiliate revenue from a cable affiliate, including $71,396 relating to periods prior to 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

(b)                     Income (loss) before income taxes includes the recognition of the Make Whole Payment obligation due to Loral Space and Communications Holding Corporation (see discussion below).

	Year Ended December 31, 2005
	Fox Sports Net Bay Area	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total
Revenues, net	$90,433	$3,433	$40,018	$8,776	$—	$142,660
Income (loss) before income taxes	$15,949	$2,743	$466,460	$(102,983)	$4,405	$386,574
Income tax benefit (expense)	(6,528)	(1,123)	(192,998)	42,151	(1,802)	(160,300)
Net income (loss) including gain on restructuring of Regional Programming Partners of $266,810, and other gain of $2,618, net of taxes	$9,421	$1,620	$273,462	$(60,832)	$2,603	$226,274

For the year ended December 31, 2005, the Company recorded a gain, net of taxes, of $2,521, primarily representing the transfer of the Company’s ownership interest in a subsidiary of PVI to PVI’s minority partner for the minority partner’s remaining ownership interest in PVI.  In addition, the Company recorded a gain, net of taxes, of $97 for the year ended December 31, 2005 that related primarily to a reduction of health and welfare expenses in connection with the transfer of the retail electronics business.

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

In 2006, the Company accrued $50,898, including interest, reflected as an expense in discontinued operations, as a result of the judgment entered against Cablevision and Rainbow DBS in the Loral contract dispute (see Note 17).  The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2007.

In the first quarter of 2006, the Company recorded an impairment loss of $7,179 relating to certain assets of the Rainbow DBS satellite distribution business which was classified in discontinued operations.  In the second quarter of 2006, these assets were sold.

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses.  These bonds were originally cash collateralized by the Company.  In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones.  As a result of the waiver from the FCC, the Company recorded a gain of $6,638, net of taxes, in the quarter ended March 31, 2007.  The Company received the cash collateral of $11,250 in the quarter ended June 30, 2007.

Fox Sports Net Chicago

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

Fox Sports Net Bay Area

As a result of the sale of the Company’s interest in Fox Sports Net Bay Area to Comcast in June 2007 (see Note 3), the assets and liabilities attributable to Fox Sports Net Bay Area have been classified in the consolidated balance sheet as of December 31, 2006 as assets and liabilities held for sale and consist of the following:

Cash and cash equivalents	$24,461
Accounts receivable, prepaid and other current assets	24,728
Property and equipment, net and other long-term assets	15,950
Intangible assets, net	63,162
Total assets held for sale	$128,301
Accounts payable and accrued expenses	$5,059
Other current liabilities	965
Other long-term liabilities	19
Total liabilities held for sale	$6,043

NOTE 7.                                                 PROPERTY, PLANT AND EQUIPMENT

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company’s employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (12-25 years), and headend facilities (4-15 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2007	2006	Useful Lives
Customer equipment	$1,671,235	$1,565,089	3 to 5 years
Headends and related equipment	652,933	610,563	4 to 15 years
Central office equipment	514,636	456,670	5 to 10 years
Infrastructure	4,755,756	4,599,159	3 to 25 years
Program, service and data processing equipment	1,289,623	1,252,570	2 to 13 years
Microwave equipment	38,081	35,667	5 to 8 years
Construction in progress (including materials and supplies)	65,353	68,136	—
Furniture and fixtures	169,413	171,062	2 to 12 years
Transportation equipment	240,106	228,414	3 to 15 years
Buildings and building improvements	398,766	368,921	2 to 40 years
Leasehold improvements	547,968	531,300	Term of lease
Land	85,032	79,989	—
	10,428,902	9,967,540
Less accumulated depreciation and amortization	6,956,699	6,254,510
	$3,472,203	$3,713,030

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2007, 2006 and 2005 amounted to $1,035,050, $1,034,127 and $980,608 (including impairments of $1,424, $1,205 and $2,734 in 2007, 2006 and 2005), respectively.

At December 31, 2007 and 2006, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2007	2006
Equipment	$125,931	$122,400
Less accumulated amortization	77,549	75,817
	$48,382	$46,583

NOTE 8.                                                 INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2007 and 2006:

	December 31,		Estimated
	2007	2006	Useful Lives
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliation agreements	$742,416	$742,416	4 to 24 years
Broadcast rights and other agreements	45,590	45,590	10 years
Season ticket holder relationships	75,005	75,005	10 to 15 years
Suite holder contracts and relationships	21,167	21,167	3 to 11 years
Advertiser relationships	103,524	103,524	7 to 10 years
Other intangibles	57,590	40,819	1 to 20 years
	1,045,292	1,028,521
Accumulated amortization
Affiliation relationships and affiliation agreements	409,870	353,518
Broadcast rights and other agreements	38,522	36,806
Season ticket holder relationships	15,476	10,027
Suite holder contracts and relationships	9,136	5,815
Advertiser relationships	53,745	42,274
Other intangibles	24,130	19,139
	550,879	467,579
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,023,480	1,024,168
	1,917,359	1,918,047
Total intangible assets, net	$2,411,772	$2,478,989

Aggregate amortization expense
Years ended December 31, 2007 and 2006 (excluding impairment charges of $380 and $899, respectively)	$83,458	$84,803

Estimated amortization expense
Year ending December 31, 2008	$83,675
Year ending December 31, 2009	77,266
Year ending December 31, 2010	74,260
Year ending December 31, 2011	73,510
Year ending December 31, 2012	65,372

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2007 and 2006 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total
Balance as of December 31,2005	$206,971	$724,033	$40,652	$14,457	$986,113
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2)	—	14,228	29,847	—	44,075
Adjusted balance at January 1, 2006	206,971	738,261	70,499	14,457	1,030,188
Impairment loss- continuing operations	—	—	—	(899)	(899)
Impairment loss- discontinued operations (Note 5)	—	—	(5,121)	—	(5,121)
Balance as of December 31, 2006	206,971	738,261	65,378	13,558	1,024,168
Sale of affiliate interest	—	—	(308)	—	(308)
Impairment loss - continuing operations	—	—	(380)	—	(380)
Other	—	(517)	517	—	—
Balance as of December 31, 2007	$206,971	$737,744	$65,207	$13,558	$1,023,480

NOTE 9.                DEBT

Bank Debt

The Company’s outstanding bank debt at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Restricted Group:
Term A-1 loan facility	$950,000	$1,000,000
Term B loan facility	3,438,750	3,482,500
	4,388,750	4,482,500

Rainbow National Services:
Term A loan facility	500,000	500,000
Revolving loan facility	—	10,000
	500,000	510,000
Total bank debt	$4,888,750	$4,992,500

Restricted Group

On February 24, 2006, the Restricted Group (comprised primarily of CSC Holdings’ cable television subsidiaries and its commercial data and voice services subsidiary) entered into a $2,400,000 credit facility with a group of banks consisting of three components:  a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $400,000 term A-2 loan facility that has since been refinanced and repaid in full, as described below.  Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses.  On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B loan facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, and fees and expenses.  The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by Cablevision’s Board of Directors.  On April 24, 2006 the approved special dividend was paid (see Note 1).

The Restricted Group credit facilities are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2007, $52,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $947,006 of the revolver was undrawn.  The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in March 2013.  The revolver has no required interim repayments, the $1,000,000 term A-1 loan facility requires quarterly repayments of $12,500 in 2008, $62,500 in 2009 and 2010 and $100,000 in 2011 and the $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013.  The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined), from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined).  The interest rate on the borrowings under the term B loan facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election.  The interest rates as of December 31, 2007 on borrowings under the term A-1 loan facility and term B loan facility was 6.40% and 6.90%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage (as defined in the term A-1 loan facility) of 5.50 times cash flow through December 31, 2008 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage (as defined in the term A-1 loan facility) of 3.50 times cash flow through December 31, 2008 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, a minimum ratio for cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit the Company’s ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility, the Company is limited in its ability to incur additional indebtedness based on a maximum total leverage ratio (as defined in the term B loan facility) of 6.00 times cash flow through December 31, 2008 with subsequent stepdowns over the life of the term B loan facility until reaching 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio (as defined in the term B loan facility) of 4.50 times cash flow.

Under the revolving credit facility and the term A-1 and term B loan facilities, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  The Company’s ability to make restricted payments is also limited by provisions in the term B loan facility and the indentures covering the Company’s notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2007.

The Company is obligated to pay fees of 0.25% to 0.50% per annum based on undrawn revolver commitment balances.

In connection with the Restricted Group credit facility, the Company incurred deferred financing costs of $42,004, which are being amortized to interest expense over the term of the Restricted Group credit facility.  In connection with the repayment of the term A-2 loan facility and the prior Restricted Group credit facility, the Company wrote-off $4,587 of unamortized deferred financing costs in 2006.

Rainbow National Services

On July 5, 2006, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of the Company entered into a replacement bank facility (the “RNS Credit Facility”) providing for an $800,000 senior secured facility which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility which was used primarily to refinance its then existing credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the RNS Credit Facility with terms and conditions that are no more restrictive than those of the RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility.

On July 5, 2006, RNS borrowed the entire $500,000 term A loan facility and $10,000 under the revolving credit facility.  RNS used the $510,000 borrowed under the RNS Credit Facility and $88,048 of additional available cash to repay all of its outstanding borrowings, accrued interest and fees due under its August 2004 $950,000 senior secured credit facility of which $592,500 was outstanding under a term loan at July 5, 2006 and to pay certain fees and expenses incurred in connection with the RNS Credit Facility.  RNS may use future borrowings under the credit agreement to make investments, distributions, and other payments permitted under the RNS Credit Facility and for general corporate purposes.  The borrowings under the RNS Credit Facility may be repaid without penalty at any time.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC (“RPH”), the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  Borrowings under the RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the RNS Credit Facility)), or the Eurodollar Rate (as defined in the RNS Credit Facility).  The interest rate under the RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  At December 31, 2007, the interest rate on the term A loan facility was 6.15%.  The term A loan is to be repaid in quarterly installments of $6,250 from March 31, 2008 until December 31, 2010, $12,500 from March 31, 2011 until December 31, 2012, and $162,500 on March 31, 2013 and June 30, 2013, the term A loan maturity date.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

As defined in the RNS Credit Facility, the financial covenants consist of (i) a minimum ratio of operating cash flow to total interest expense for each quarter of 1.75 to 1, (ii) a maximum cash flow ratio of total indebtedness to operating cash flow of 6.75 to 1 through June 30, 2008, decreasing thereafter to 6.25 to 1, and (iii) a maximum senior secured leverage ratio of senior secured debt to operating cash flow of 5.50 to 1.  Additional covenants include restrictions on indebtedness, guarantees, liens, investments, dividends and distributions and transactions with affiliates.  RNS was in compliance with all of its financial covenants under its credit agreement as of December 31, 2007.

RNS is obligated to pay fees of 0.375% per annum on any undrawn revolver commitment.

In connection with the RNS Credit Facility, RNS incurred deferred financing costs of $5,536, which are being amortized to interest expense over the term of the RNS Credit Facility.  The Company recorded $6,084 as a write-off of deferred financing costs associated with the repayment of the August 2004 credit facility in 2006.

Senior Notes and Debentures

The following table summarizes the Company’s senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Face	December 31,
Issuer	Issued	Date	Rate	Amount	2007	2006

CSC Holdings (a)	December 1997	December 2007	7.875%	$500,000	$—	$499,952

CSC Holdings (b)	July 1998	July 2008	7.25%	500,000	500,000	500,000
CSC Holdings (b)	July 1999	July 2009	8.125%	500,000	499,650	499,423
CSC Holdings (b)	August 1997	August 2009	8.125%	400,000	399,793	399,668
CSC Holdings (b)	March 2001	April 2011	7.625%	1,000,000	998,957	998,635
CSC Holdings (c) (e)	April 2004	April 2012	6.75%	500,000	500,000	500,000
RNS (d)	August 2004	September 2012	8.75%	300,000	298,745	298,476
CSC Holdings (b)	February 1998	February 2018	7.875%	300,000	298,264	298,088
CSC Holdings (b)	July 1998	July 2018	7.625%	500,000	499,739	499,714
					3,995,148	4,493,956

Cablevision (b)	April 2004	April 2009	Floating	500,000	500,000	500,000
Cablevision (c)	April 2004	April 2012	8.00%	1,000,000	1,000,000	1,000,000
					$5,495,148	$5,993,956

(a)                      In December 2007, the Company redeemed these senior notes utilizing cash on hand.

(b)                     These notes are not redeemable by the Company prior to maturity.

(c)                      The Company may redeem some or all of the notes at any time at a make-whole redemption price calculated by reference to market interest rates for comparable maturity treasury notes plus a spread.

(d)                     The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.375% of face value at any time on or after September 1, 2008, 102.188% of face value on or after September 1, 2009, and 100% of face value on or after September 1, 2010.

(e)                      During 2007 these notes were exchanged for registered notes as required by the purchase agreement under which the notes were sold and consequently, the interest rate decreased from 7.25% to 6.75%.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Senior Subordinated Notes and Debentures

In August 2004, RNS issued $500,000 face amount of 10 3/8% senior subordinated notes due September 1, 2014.  These senior subordinated notes were discounted $3,915, upon original issuance.  These notes are guaranteed by substantially all of the subsidiaries of RNS.  RNS may redeem the senior subordinated notes, in whole or in part, at a redemption price equal to 105.188% of face value on or after September 1, 2009, 103.458% on or after September 1, 2010, 101.729% on or after September 1, 2011, and 100% on or after September 1, 2012.  The notes are redeemable at the redemption price plus accrued and unpaid interest through the redemption date.

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member, RPH, an indirect wholly-owned subsidiary of Rainbow Media Holdings, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its senior subordinated notes due 2014, representing 35% of the outstanding notes, at the redemption price of

110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium, and wrote-off the related unamortized deferred financing costs of $2,919.  The carrying value of these notes at December 31, 2007 was $323,311.

In June 2006, the Company redeemed its CSC Holdings 10 1/2% senior subordinated debentures due May 2016 at a redemption price of 105.25%.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $13,125, representing the redemption premiums paid and wrote-off the remaining deferred financing costs of $3,412.

The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Summary of Five Year Debt Maturities

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2007, including collateralized indebtedness (see Note 10) and capital leases (including interest), during the five years subsequent to December 31, 2007, are as follows:

Years Ending December 31,

2008	$843,378
2009	2,386,322
2010	318,867
2011	1,493,867
2012	4,331,517

NOTE 10.              COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  On December 31, 2007, all of the Company’s interest rate swap agreements to pay floating rates of interest with a total notional amount of $450,000 matured.  At December 31, 2006, the fair value of such contracts was $6,568, a net liability position.  These agreements were not designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below.  These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract’s inception.  As of December 31, 2007 and 2006, the total notional value of such contracts was $105,061, and the fair values of such contracts aggregated $5,009 and $10,340, a net liability position, respectively.  These agreements have not been designated as hedges for accounting purposes.

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As a result of these transactions, the interest rate paid on approximately 84% of the Company’s debt as of December 31, 2007 is fixed.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2007:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company as of December 31, 2007

April 2008	$500,000	5.24%	5.09%

April 2009	$600,000	5.25%	5.09%

June 2010	$2,600,000	5.34%	4.83%

As of December 31, 2007 and 2006, the interest rate swap contracts noted above had a fair value and carrying value of $108,141 and $31,398, a net liability position, respectively, as reflected under derivative contracts in the Company’s consolidated balance sheets.

The changes in the fair value of the Company’s swap agreements and the net realized losses as a result of net cash interest expense for the years ended December 31, 2007, 2006 and 2005 aggregating $(76,568), $(39,360) and $(16,497), respectively, are reflected in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings.  The Company had monetized all of its stock holdings in Charter Communications, Inc., AT&T Inc., Comcast Corporation, General Electric Company and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  The contracts set a floor and cap on the Company’s participation in the changes in the underlying stock prices and at maturity are expected to offset declines in the fair values of the underlying stock below the hedge price per share, while allowing the Company to retain upside appreciation from the hedge price per share to the cap price.  At maturity, the contracts provide for the option to deliver cash or shares of AT&T, Comcast, Charter Communications, General Electric or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity.

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity derivatives of $51,162 and $(82,009), at December 31, 2007 and 2006, respectively, have been reflected in the accompanying consolidated balance sheets as an asset (liability) and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $214,712, $(214,352) and $135,677, for the years ended December 31, 2007, 2006 and 2005, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded a gain (loss) on investments of $(213,754), $284,096 and $(135,082) respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

2007 Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the year ended December 31, 2007.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications and Leapfrog common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.

	Charter	Leapfrog	Total

Number of shares	3,724,460	800,000

Collateralized indebtedness settled	$(83,231)	$(19,238)	$(102,469)
Prepaid forward contracts	70,903	10,638	81,541
Fair value of underlying securities delivered	12,328	8,600	20,928
Net cash payment	$—	$—	$—

2006 Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the year ended December 31, 2006.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications and AT&T common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast and General Electric shares were settled by delivering the cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

	Charter	AT&T	Comcast	General Electric	Total

Number of shares	5,586,687	3,449,785	7,159,206	12,742,033

Collateralized indebtedness settled	$(125,907)	$(165,036)	$(266,224)	$(314,028)	$(871,195)
Prepaid forward contracts	119,177	63,974	31,385	(50,864)	163,672
Fair value of underlying securities delivered	6,730	101,062	—	—	107,792
Net cash payment	—	—	(234,839)	(364,892)	(599,731)

Proceeds from new monetization contracts	—	—	212,774	382,261	595,035
Proceeds from prepaid interest rate swap contract	—	—	6,496	—	6,496
	—	—	219,270	382,261	601,531
Net cash receipt (payment)	$—	$—	$(15,569)	$17,369	$1,800

At December 31, 2007, the Company has principal collateralized indebtedness obligations of $219,073 relating to shares of Comcast and General Electric common stock that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.  In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2007, this settlement amount totaled $492.

NOTE 11.              INCOME TAXES

The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to the Company’s continuing operations consists of the following components:

	Years Ended December 31,
	2007	2006	2005
Current expense:
Federal	$10,315	$—	$—
State and other	3,957	9,546	9,493
	14,272	9,546	9,493
Deferred expense (benefit):
Federal	25,097	(84,347)	(63,355)
State	27,479	(65,661)	(28,357)
	52,576	(150,008)	(91,712)
Tax expense, including accrued interest, recognized pursuant to FIN 48	12,333	—	—
Income tax expense (benefit)	$79,181	$(140,462)	$(82,219)

The income tax benefit attributable to the Company’s continuing operations for 2005 excludes deferred federal and state tax benefits of $1,256, resulting from the exercise of stock options, which were credited directly to paid-in capital.   No income tax benefit has been recognized as an increase to paid in capital with regard to excess tax benefits occurring during 2007 and 2006.

The income tax expense attributable to the Company’s discontinued operations was classified as deferred income tax expense for all periods presented (see Note 6).

The income tax expense (benefit) attributable to the Company’s continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2007	2006	2005

Federal tax expense (benefit) at statutory federal rate	$35,996	$(98,873)	$(76,711)
State income taxes, net of federal benefit	7,120	(25,230)	(13,156)
Changes in the valuation allowance	(536)	(10,404)	6,459
Change in the state rate used to determine deferred taxes, net of federal benefit	10,831	1,706	(6,701)
Tax expense, including accrued interest, recognized pursuant to FIN 48, net of deferred tax benefits	8,849	—	—
Reduction of a tax contingency liability	—	(16,356)	—
Favorable settlement of an issue with a taxing authority	—	(5,013)	—
Nondeductible officers’ compensation	9,355	4,443	6,226
Other nondeductible expenses	6,285	6,768	10,637
Other	1,281	2,497	(8,973)
Income tax expense (benefit)	$79,181	$(140,462)	$(82,219)

For the Company, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred Tax Asset (Liability)
Current
Benefits of tax loss carryforwards	$231,806	$67,418
Compensation and benefit plans	21,516	62,201
Allowance for doubtful accounts	3,285	4,416
Restructuring liabilities	943	1,723
Investments	—	14,694
Other liabilities	42,554	37,368
Deferred tax asset	300,104	187,820
Valuation allowance	(6,928)	(3,788)
Net deferred tax asset, current	293,176	184,032

Investments	(60,192)	—
Deferred tax liability, current	(60,192)	—

Net deferred tax asset, current	232,984	184,032

Noncurrent
Benefits of tax loss and credit carryforwards	729,519	1,103,588
Compensation and benefit plans	109,819	87,992
Other	22,771	32,895
Deferred tax asset	862,109	1,224,475
Valuation allowance	(19,902)	(24,700)
Net deferred tax asset, noncurrent	842,207	1,199,775

Fixed assets and intangibles	(435,167)	(461,372)
Investments	(118,959)	(221,902)
Partnership investments	(596,827)	(573,744)
Other assets	(17,990)	(16,481)
Deferred tax liability, noncurrent	(1,168,943)	(1,273,499)

Net deferred tax liability, noncurrent	(326,736)	(73,724)

Total net deferred tax asset (liability)	$(93,752)	$110,308

At December 31, 2007, the Company had consolidated federal tax net operating loss carryforwards (“NOLs”) of $2,284,457 expiring on various dates through 2026.  The Company has recorded a deferred tax asset for such NOLs.

The Company’s NOLs expire as follows:

2012	$45,353
2018	89,315
2019	454,188
2020	87,952
2021	364,501
2022	171,492
2023	342,694
2024	591,539
2026	137,423
Total	$2,284,457

The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $130,924 and $18,377 in 2007 and 2006, respectively.  These ‘windfall’ deductions result in excess tax benefits that must be analyzed to determine whether realization has occurred.  As described in Note 15, the Company uses the ‘with-and-without’ approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recognized as an increase to paid-in capital.  Given the Company’s NOL position, no income tax benefit has been recognized for such excess tax benefits.  Accordingly, the NOLs for the Company disclosed above exclude such windfall tax deductions occurring in 2007 and 2006.

As of December 31, 2007, the Company has $10,415 of alternative minimum tax credit carry forwards, which do not expire.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against certain of its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  Management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except for certain of its deferred tax assets against which a valuation allowance has been recorded relating to certain state NOLs.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of FIN 48 resulted in a charge of $442 to the opening balance of the accumulated deficit.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$10,353
Increases related to prior year tax positions	9,532
Decreases related to prior year tax positions	(12)
Increases related to current year tax positions	811
Settlements	(13,780)
Lapse of statute of limitations	(182)
Balance at December 31, 2007	$6,722

As of December 31, 2007, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company’s tax returns, the Company’s income tax expense attributable to continuing operations would decrease by $5,599.

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy.  Interest expense of $2,184 and the associated deferred tax benefit of $893 have been recognized during the year ended December 31, 2007 and are included in income tax expense attributable to continuing operations in the consolidated statement of operations.  At December 31, 2007, accrued interest on uncertain tax positions was $581 and was included in other noncurrent liabilities in the consolidated balance sheet.

Management does not believe that it is reasonably possible that the total amount of unrecognized tax benefit for uncertain tax positions existing as of December 31, 2007, based on information available as of that date, will significantly increase or decrease within twelve months of December 31, 2007.

As of January 1, 2007, the Company had a liability recorded with regard to the Ohio income tax audit for the year ended December 31, 2000 of $10,937, including accrued interest.  In April 2007, the Company settled the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest.  In 2007, the Company recognized additional income tax expense of $7,063, excluding the related deferred tax benefit.

In July 2007, the IRS completed its audit of the Company’s consolidated federal income tax returns for 2002 and 2003.  The completion of this audit did not have a significant effect on the Company’s consolidated financial statements.  In October 2007, the IRS began an audit of the Company’s consolidated federal income tax returns for 2004 and 2005.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2003.  The most significant jurisdictions in which the Company is required to file income tax returns include the state of New York, New Jersey and Connecticut and the city of New York.  In September 2007, the state of New York started an audit of 2003 through 2005.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.

NOTE 12.              OPERATING LEASES

The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits. Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $92,522, $81,642 and $78,984, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company’s pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2007, 2006 and 2005 amounted to $14,467, $13,777 and $12,325, respectively.

Madison Square Garden operates Radio City Music Hall under a long-term lease.  Under the terms of the lease agreement, Madison Square Garden is required to meet certain net worth, cash flow, and building utilization requirements.  In the event Madison Square Garden were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

The minimum future annual payments for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2008 through December 31, 2012, at rates now in force are as follows:

2008	$106,626
2009	104,258
2010	99,033
2011	93,744
2012	88,852
Thereafter	502,041

NOTE 13.              AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

The following table reflects the Company’s ownership percentages and balances of equity method investments as of December 31, 2007 and 2006:

	Ownership Percentages		Investment Balances
	December 31,
	2007	2006	2007	2006

Fox Sports Net New England (a)	—	50.0%	$—	$47,656
Other	22.2%	22.2%	—	2,294
Net investment in affiliates			$—	$49,950

(a)                      See Note 3 for a discussion regarding the sale of the Company’s ownership interest in Fox Sports Net New England in June 2007.

The Company’s share of the net income (loss) of these affiliates for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005

Fox Sports Net New England (a)	$4,467	$6,698	$6,645
National Sports Partners (b)	—	—	(3,379)
National Advertising Partners (b)	—	—	(47)
Other	(90)	—	—
	$4,377	$6,698	$3,219

(a)                      See Note 3 for a discussion regarding the sale of the Company’s ownership interest in Fox Sports Net New England in June 2007.

(b)                     See Note 3 for a discussion of the Regional Programming Partners restructuring in 2005 which eliminated the Company’s ownership interest in these entities.

The following table includes certain unaudited financial information for Fox Sports Net New England as of December 31, 2006:

December 31, 2006
(unaudited)

Total assets (a)	$85,861
Total liabilities	13,502

(a)                  Includes $477 due to Fox Sports New England from the Company at December 31, 2006.

Prior to sale of the Company’s interest in Fox Sports Net New England in 2007 and National Sports Partners and National Advertising Partners in 2005, the Company had provided certain transmission and production services to these affiliates.  For the years ended December 31, 2007, 2006 and 2005, $741, $1,358 and $1,608, respectively, of revenues were earned from services provided to these entities.  Costs incurred by the Company for these programming, entertainment and advertising services provided by these affiliates and included in operating expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $325, $342 and $3,509, respectively.

Other Affiliates and Related Parties

During 2007, 2006 and 2005, the Company provided services to or incurred costs on behalf of other affiliates, including from time to time, members of the Dolan family or to entities owned by members of the Dolan family.  All costs incurred on behalf of these affiliates are reimbursed to the Company.  Aggregate amounts due from and due to these affiliates at December 31, 2007 and 2006 are summarized below:

	December 31,
	2007	2006

Advances to affiliates	$25	$153
Accounts payable to affiliates	253	94

Dolan Family Group Transaction

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), an entity owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  The terms of the merger agreement provided that Central Park Merger Sub, Inc. would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company (the “Proposed Merger”).

On October 24, 2007, the Proposed Merger was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval.  Subsequently, the parties terminated the merger agreement pursuant to its terms.

Rainbow DBS

In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a private company formed by two of the Company’s Class B shareholders, Charles F. Dolan and Thomas C. Dolan, had planned to acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the agreement with EchoStar (see Note 3).  The letter of intent between the Company and VOOM HD, LLC expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS satellite distribution operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  In accordance with the March 2005 Agreement, Charles F. Dolan deposited $15,000 with the Company to fund any expenditures above those contemplated in the shutdown budget, net of March 2005 revenue earned.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown effective April 30, 2005 and the Board of Directors confirmed such shutdown decision at a meeting on April 7, 2005.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements of $8,663 was returned to him prior to December 31, 2005.  Cash of $6,337 deposited by Charles F. Dolan which was used to fund the incremental costs less March 2005 revenue earned related to the Rainbow DBS satellite distribution business, net of the related discounted income tax benefit to the Company, was recorded as a deemed net equity contribution in 2005.

NOTE 14.              BENEFIT PLANS

Adoption of Statement No. 158

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158 which requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Statement No. 158 also requires plan assets and obligations to be measured as of the employers’ balance sheet date. The measurement provision of Statement No. 158 will be effective on January 1, 2009 for the Company with early application encouraged.  This will not have an impact to the Company’s financial position or results of operations as its current measurement date is December 31 for all plans.

Prior to the adoption of the recognition provisions of Statement No. 158, the Company accounted for its defined benefit postretirement plans under Statement No. 87 and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”). Statement No. 87 required that a liability (additional minimum pension liability or “AML”) be recorded when the accumulated benefit obligation (“ABO”) liability exceeded the fair value of plan assets.  Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity (deficit). Statement No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date.  Under both Statement No. 87 and Statement No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods.

Upon adoption of the recognition provisions of Statement No. 158, the Company recognized the amounts of prior changes in the funded status of their postretirement benefit plans through accumulated other comprehensive loss.  As a result, the Company recognized the following adjustments in individual line items of its consolidated balance sheet as of December 31, 2006:

	Prior to AML and Statement No. 158 Adjustments	Pretax 2006 AML Adjustment	Pretax Effect of Adopting Statement No. 158	Post AML and Statement No. 158 Adjustments
Accrued employee related costs	$69,389	$—	$(69,389)	$—
Defined benefit obligations	—	2,516	81,092	83,608
Accumulated other comprehensive loss	(6,028)	(2,516)	(11,703)	(20,247)

Income tax benefits associated with the effect of adopting Statement No. 158 and the 2006 AML adjustment amounted to $4,799 and $1,032, respectively.

The adoption of Statement No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented and did not have a material impact to any of the Company’s debt covenants under its various credit agreements.

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the “Cablevision Qualified and Non-qualified Defined Benefit Plans)

The Company sponsors a non-contributory qualified defined benefit Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of non-union employees other than those of the theater business.

Under the Retirement Plan, the Company credits a certain percentage of eligible base pay into an account established for each participant which is credited with a market based rate of return annually.

The Company also maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan (“Excess Cash Balance Plan”) covering certain employees of the Company who participate in the Retirement Plan, and an unfunded supplemental defined benefit plan (the “CSC Supplemental Benefit Plan”) for the benefit of certain officers and employees of the Company.  As part of the CSC Supplemental Benefit Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant’s average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

Madison Square Garden Retirement Plans (collectively, the “Madison Square Garden Qualified and Non-qualified Defined Benefit Plans)

Madison Square Garden sponsors a non-contributory qualified defined benefit pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation.

Madison Square Garden also maintains an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees of Madison Square Garden who participate in the underlying qualified plan.  This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s compensation as defined by the plan.

As of December 31, 2007, both the MSG Plan and the non-qualified defined benefit pension plan for the benefit of certain employees of Madison Square Garden were amended.  The amendments “froze” all benefits earned through December 31, 2007 and eliminated the ability of participants to earn benefits for future service under these plans.  Effective January 1, 2008, the Retirement Plan and the Excess Cash Balance Plan were amended to permit affected MSG Plan participants to earn benefits under these plans.  The Retirement Plan and Excess Cash Balance Plan will provide incremental, but reduced benefits to affected participants for future services, from what they would have received under the MSG Plan and the Madison Square Garden non-qualified defined benefit pension plan.  Accordingly, the Company has accounted for this transaction as a negative plan amendment which reduced the liability relating to these plans by $18,803 with the offset to accumulated other comprehensive income.  This amount will be amortized into income as a reduction of future periodic pension expense over the estimated remaining work lives of affected participants.

In addition, Madison Square Garden sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“MSG Union Plans”).  Benefits payable to retirees under these plans are based upon years of service and, for one plan, participants’ compensation, and are funded through trusts established under the plans.

Other Postretirement Benefit Plan

Madison Square Garden sponsors a contributory welfare plan (“Madison Square Garden Postretirement Benefit Plan”) which provides certain postretirement health care benefits to certain of its employees hired prior to January 1, 2001 and their dependents.

Defined Contribution Benefit Plans

The Company also maintains the Cablevision CHOICE 401(k) savings plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  The Company also has four additional 401(k) plans covering various union employees, as well as employees of certain businesses.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the respective plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan for which the Company provides a matching contribution similar to the Cablevision CHOICE 401(k) Savings Plan.  The cost associated with these plans was $18,155, $16,850 and $13,511 for the years ended December 31, 2007, 2006 and 2005, respectively.

Multi-employer Plans

Madison Square Garden also contributes to various multiemployer pension plans.  Contributions made to these multiemployer plans for the years ended December 31, 2007, 2006 and 2005 amounted to $6,323, $6,966 and $5,846, respectively.

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company’s consolidated balance sheets for all of the Company’s qualified and non-qualified defined benefit pension and other postretirement benefit plans at December 31, 2007 and 2006:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2007	2006	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$177,656	$142,922	$99,809	$93,670	$6,907	$7,494
Service cost	31,615	29,378	4,805	4,988	367	399
Interest cost	10,045	8,212	5,919	5,441	380	361
Amendments	207	—	(18,803)	—	—	—
Actuarial loss (gain)	2,911	3,776	(10,241)	(2,718)	(1,170)	(1,086)
Benefits paid	(8,844)	(6,632)	(1,688)	(1,572)	(238)	(261)
Benefit obligation at end of year	213,590	177,656	79,801	99,809	6,246	6,907

Change in plan assets:
Fair value of plan assets at beginning of year	146,220	116,604	54,544	45,198	—	—
Actual return on plan assets	9,551	10,737	3,841	5,091	—	—
Employer contributions	28,447	25,511	12,216	5,827	—	—
Benefits paid	(8,844)	(6,632)	(1,688)	(1,572)	—	—
Fair value of plan assets at end of year	175,374	146,220	68,913	54,544	—	—

Unfunded status at end of year*	(38,216)	(31,436)	(10,888)	(45,265)	(6,246)	(6,907)
Unrecognized actuarial loss	12,811	7,697	3,183	12,806	(579)	580
Unrecognized prior service cost (credit)	207	—	(18,569)	258	(1,050)	(1,182)
Unrecognized transition asset	—	—	(2)	(5)	—	—
Net amount recognized	$(25,198)	$(23,739)	$(26,276)	$(32,206)	$(7,875)	$(7,509)

*                 The aggregate unfunded status at December 31, 2007 relating to the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans was $14,766, net of aggregated plan assets in excess of plan obligations of $3,878.

The accumulated benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans and Madison Square Garden Qualified and Non-qualified Defined Benefit Plans aggregated $292,562 and $252,952 for the years ended December 31, 2007 and 2006, respectively.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year relating to the defined benefit and other post retirement benefit plans are as follows:

Prior service credit recognition	$(1,726)
Actuarial loss	116
Transition asset recognition	(2)
Total	$(1,612)

The Company’s net unfunded liability relating to its defined benefit and other postretirement benefit plans at December 31, 2007 is as follows:

Cablevision Qualified and Non-qualified Defined Benefit Plans	$(38,216)
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	(14,766)
Madison Square Garden Postretirement Benefit Plan	(6,246)
(59,228)
Less: Current portion	1,632
Long-term defined benefit plan and other postretirement plan obligations	$(57,596)

Long-term defined benefit plan asset	$3,878

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the years ended December 31, 2007, 2006 and 2005, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Postretirement Benefit Plan
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$31,615	$29,378	$26,593	$4,805	$4,988	$4,205	$367	$399	$415
Interest cost	10,045	8,212	6,727	5,919	5,441	4,508	380	361	361
Expected return on plan assets	(11,745)	(9,882)	(8,046)	(4,569)	(3,686)	(3,032)	—	—	—
Recognized prior service cost (credit)	—	11	62	25	25	29	(133)	(133)	(156)
Recognized actuarial loss (gain)	—	—	93	111	627	117	(10)	(4)	17
Recognized transition asset	—	—	—	(3)	(3)	(3)	—	—	—
Net periodic benefit cost	$29,915	$27,719	$25,429	$6,288	$7,392	$5,824	$604	$623	$637

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost and benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2007	2006	2005	2007	2006

Discount rate	5.80%	5.80%	6.05%	5.75%	5.80%
Rate of increase in future compensation levels	4.40%	4.15%	4.12%	4.50%	4.40%
Rate of return on plan assets (qualified plans only)	8.00%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost and benefit obligations for the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2007	2006	2005	2007	2006

Discount rate	6.14%	5.75%	6.00%	6.15%	6.14%
Rate of increase in future compensation levels	4.39%	4.00%	3.16%	3.00%	4.39%
Rate of return on plan assets (qualified plans only)	8.00%	8.00%	8.00%	N/A	N/A

In 2007, 2006 and 2005, the discount rate used by the Company was determined (based on the expected duration of the benefit payments for the pension plan) by referring to applicable bond yields (such as Moody’s Aaa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine net periodic benefit cost and benefit obligations for the Madison Square Garden Postretirement Benefit Plan are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2007	2006	2005	2007	2006
Discount rate	6.05%	5.75%	6.00%	6.05%	6.05%
Health care trend rate assumed for next year	9.00%	9.00%	8.00%	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012	2009	2014	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	Increase (Decrease) in net Periodic Benefit Cost for the Years Ended December 31,			Increase (Decrease) in Benefit Obligations at December 31,
	2007	2006	2005	2007	2006
One percentage point increase	$121	$129	$137	$772	$1,001
One percentage point decrease	$(101)	$(107)	$(114)	$(663)	$(840)

Plan Assets and Investment Policy

The weighted average asset allocation of Cablevision’s Retirement Plan at December 31, 2007 and 2006 was as follows:

	Plan Assets at December 31,
	2007	2006
Asset Category:

Equity securities	64%	57%
Fixed income securities	28	34
Other	8	9
	100%	100%

The weighted average asset allocation of the MSG Plan at December 31, 2007 and 2006 was as follows:

	Plan Assets at December 31,
	2007	2006
Asset Category:

Equity securities	64%	62%
Fixed income securities	28	29
Other	8	9
	100%	100%

On January 1, 2007, the Cablevision and MSG qualified defined benefit plan assets were pooled together into the Cablevision Retirement Plan Master Trust (“Master Trust”).  Although assets of these plans are commingled in the Master Trust, the trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans.  The net investment income or loss of the investment assets is allocated by the trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the plans.

The Master Trust’s investment objectives are to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the plans.  This requires the Master Trust to subject a portion of its assets to increased risk to generate a greater rate of return.  The investments held in the Master Trust are readily marketable and can be sold to fund benefit payment obligations of the plans as they become payable.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to Cablevision’s Qualified and Non-qualified Defined Benefit Plans:

2008	$20,141
2009	27,401
2010	34,778
2011	29,223
2012	31,245
2013-2017	171,545

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans:

2008	$2,311
2009	2,574
2010	2,722
2011	2,816
2012	2,921
2013-2017	18,219

Of the amounts expected to be paid in 2008, the Company has recorded $1,632 as a current liability in its consolidated balance sheets at December 31, 2007, since this amount represents the aggregate benefit payment obligation payable in the next twelve months that exceeds the fair value of aggregate plan assets at December 31, 2007.

The Company makes contributions to the Retirement Plan, the MSG Plan and MSG Union Plans, which are all qualified defined benefit plans.  The Company currently expects to contribute approximately $34,200 and $294 to the Retirement Plan and to the MSG Union Plans in 2008, respectively.

NOTE 15.              EQUITY AND LONG-TERM INCENTIVE PLANS

Equity Plans

In April 2006, the Company’s Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, which was approved by Cablevision’s stockholders at its annual stockholders meeting on May 18, 2006.

Under the 2006 Employee Stock Plan, the Company is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards.  The Company may grant awards for up to 23,000,000 shares of Class A common stock (subject to certain adjustments).  Options and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, will be determined by the compensation committee of the Board of Directors and may be based upon performance criteria.

Under the 2006 Stock Plan for Non-Employee Directors, the Company is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  The Company may grant awards for up to 1,000,000 shares of Class A common stock (subject to certain adjustments). Options under this plan must be granted with an exercise price of not less than the fair market value of a share of Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of the Company’s stockholders, each non-employee director will receive restricted stock units with a fair market value of $40,000 and a grant of 4,000 options on such date.  In 2007, the Company granted its non-employee directors an aggregate of 36,900 restricted stock units, which also vested on the date of grant.

Previously, Cablevision had an employee stock plan (“1996 Employee Stock Plan”) under which it was authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards and a non-employee director stock plan (“1996 Non-Employee Director Stock Plan”) under which it was authorized to grant options and restricted stock units. The 1996 Employee Stock Plan expired in February 2006 and the 1996 Non-Employee Director Stock Plan expired in May 2006.  These plans provided that the exercise price of stock options and stock appreciation rights could not be less than the fair market value per share of Class A common stock on the date the option was granted and the options expired no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder of nonqualified options).  As discussed in Note 17, a review determined that during the 1997-2002 period there were a number of instances in which stock options and stock appreciation rights were issued with exercise prices that were lower, and in some cases substantially lower, than the fair market value per share of Cablevision’s common stock on the actual date of grant.

Options and stock appreciation rights have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options were typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria.  Performance based options expire 10 years from the date of grant (or up to one additional year in the case of the death of the holder).  Options and restricted stock units issued to non-employee directors have been fully vested on the date of grant.  The Company has 809,000 performance based options and 1,049,219 stock appreciation rights outstanding at December 31, 2007.

As a result of the special dividend (see Note 1), options or stock appreciation rights issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Stock Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend.  The per share exercise price of options or stock appreciation rights that were vested on or prior to December 31, 2004 were not adjusted and the holder will receive the $10.00 special dividend amount upon exercise of the option or right.  Holders of restricted shares outstanding on April 24, 2006 will receive $10.00 per restricted share when and if the restrictions lapse on such shares.  Holders of non-employee director restricted stock units received $10.00 per share underlying such units on the date the special dividend was paid.

Impact of the Adoption of Statement No. 123R

As Statement No. 123R requires that options and performance based option compensation expense be based on awards that are ultimately expected to vest, share-based compensation (which includes options, performance options, restricted stock, restricted stock units and stock appreciation rights) for the years ended December 31, 2007 and 2006 has been reduced for estimated forfeitures.  Forfeitures were estimated based on historical experience.  Share-based compensation expense recognized as selling, general and administrative expense for the years ended December 31, 2007 and 2006 amounted to $52,039 and $80,587 (of which $53,077 and $63,675 related to equity classified awards), respectively.  An income tax benefit of $17,407 and $28,618 was recognized in continuing operations resulting from this share-based compensation expense for the years ended December 31, 2007 and 2006, respectively.  In connection with the adoption of Statement No. 123R, the Company recorded $862 as a cumulative effect of a change in accounting principle, net of taxes, in the Company’s consolidated statement of operations for the year ended December 31, 2006.

The following table presents actual expense (income) relating to Cablevision’s stock plan recorded pursuant to Statement No. 123R for 2007 and 2006 and APB Opinion No. 25 for 2005 and the pro forma information disclosed pursuant to Statement No. 123 for 2005:

	Stock Plan Expense (Income)
	2007 Actual	2006 Actual	2005 Actual	2005 Pro forma
Stock options	$14,464	$25,947	$1,016	$13,502
Stock appreciation rights	(1,038)	16,912	(1,324)	(1,367)
Restricted shares	38,613	37,728	27,014	27,155
Share based compensation	$52,039	$80,587	$26,706	$39,290

In connection with Cablevision’s adoption of Statement No. 123R, Cablevision uses the ‘with-and-without’ approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, to determine the recognition and measurement of excess tax benefits.

Prior to adopting Statement No. 123R, Cablevision presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows.  Statement No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards.  No excess tax benefits for the years ended December 31, 2007 and 2006 were recorded as a result of adopting Statement No. 123R.  Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 was $30,571, $15,334 and $13,925, respectively.  The total income tax benefit recognized pursuant to the exercise of options recorded in stockholders’ deficiency was $1,256 for the year ended December 31, 2005.

Valuation Assumptions - Stock Options and Stock Appreciation Rights

Cablevision calculates the fair value of each option award on the date of grant and for each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model.  For unvested share-based awards as of January 1, 2006, granted prior to 2006, Cablevision’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  In addition, for stock appreciation rights, expected term was also determined based on historical experience of similar awards as of December 31, 2007 and 2006.  For options granted in 2006, Cablevision’s computation of expected life was based on the simplified method (the average of the vesting period and option term) as prescribed in SAB No. 107, Share Based Payments.  The interest rate for periods within the contractual life of the share-based award is based on interest yields for U.S. Treasury instruments in effect at the time of grant and as of December 31, 2007 and 2006 for stock appreciation rights.  Cablevision applies a dividend yield of zero for its share-based awards since it has historically never paid an ordinary dividend.  Cablevision’s computation of expected volatility is based on historical volatility of its common stock.

The following weighted average assumptions were used in calculating the fair value of options granted for the year ended December 31, 2006:  Range of risk-free interest rates used - 4.75%-4.96%, Expected life (in years) - 6.0, Dividend yield - 0%, and Weighted average volatility - 53.33%.  The weighted average grant date fair value for options granted in 2006 was $11.46.  There were no options granted during 2007.

The following assumptions were used to calculate the fair value of stock appreciation rights outstanding as of December 31, 2007 and 2006, respectively:  Range of risk-free interest rates used — 3.12%-3.45% and 4.74%-5.09%, Weighted average expected life (in years) — 1.48 and 1.30, Dividend yield - 0%, and Weighted average volatility — 21.08% and 20.61%.  The weighted average grant date fair value of rights outstanding at December 31, 2007 and 2006 was $13.36 and $18.66, respectively.

Share-Based Payment Award Activity

The following table summarizes activity for Cablevision’s stock options for the year ended December 31, 2007 and 2006:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value**
Balance, December 31, 2006*	9,068,966	809,000	$16.60	6.84	$156,226
Exercised	(2,352,265)	—	$13.01
Forfeited/Expired	(96,701)	—	$23.32

Balance, December 31, 2007*	6,620,000	809,000	$17.65	6.23	$77,595

Options exercisable at December 31, 2007*	5,431,057	—	$17.73	5.56	$63,446

Options expected to vest in the future*	1,155,180	797,982	$17.44	8.06	$13,801

*                             As a result of the special dividend (see Note 1), options issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend.  The per share exercise price of options that were vested on or prior to December 31, 2004 was not adjusted and the holders will receive the $10.00 special dividend amount upon exercise.

**                      The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on December 31, 2007 and 2006 plus, where applicable, the $10.00 special dividend.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 6,985,850 options outstanding (which included 4,990,973 exercisable options) that were in-the-money at December 31, 2007.  For the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $64,553, $22,794 and $12,358, respectively, determined as of the date of option exercise, plus for the 2007 and 2006 periods, the $10.00 special dividend which each holder of options vested on or prior to December 31, 2004 received upon exercise.  When an option is exercised, Cablevision issues new shares of stock.

The following table summarizes activity for Cablevision’s restricted shares (which includes restricted stock units) for the years ended December 31, 2007 and 2006:

	Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2006	8,108,639	$19.26
Granted	2,164,584	$29.09
Awards vested	(5,420,148)	$18.42
Forfeited	(406,786)	$20.39

Unvested award balance, December 31, 2007	4,446,289	$24.97

There were no unvested stock appreciation rights outstanding as of December 31, 2007.

	Outstanding Vested Stock Appreciation Rights	Weighted Average Exercise Price Per Share at December 31, 2007	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value*
Balance, December 31, 2007	1,049,219	$25.26	2.51	$13,391

*                             The aggregate intrinsic value, which will be settled in cash, is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock plus, the $10.00 special dividend.

For the years ended December 31, 2007, 2006 and 2005, the amount of cash used by the Company to settle the aggregate intrinsic value of stock appreciation rights exercised under the Company’s stock plans was $15,018, $11,258 and $6,549, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between (i) the exercise price of the underlying awards and (ii) the quoted price of the Class A common stock as of the date of exercise, plus for the 2007 and 2006 periods, the $10.00 special dividend which each holder of rights vested prior to December 31, 2004 received upon exercise.

As of December 31, 2007, there was $70,804 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1 year.

For the year ended December 31, 2007, 2,156,599 of the restricted shares that vested were acquired by the Company to fulfill the employees’ statutory minimum tax withholding obligations of $69,025 for the applicable income and other employment taxes.  The 2,156,599 acquired shares have been classified as treasury stock.

Pro Forma Information for Period Prior to the Adoption of Statement No. 123R

Prior to the adoption of Statement No. 123R, the Company had applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations, to account for its share-based compensation awards.  Under this method, compensation expense was recorded only if on the date of grant the current market price of the underlying stock exceeded the exercise price.  The Company provided the disclosures required under Statement No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures.  Employee share-based compensation expense for the year ended December 31, 2005, is based on the accounting prescribed by APB Opinion No. 25 and related interpretations and has not been restated for the adoption of Statement No. 123R.  Forfeitures of awards were recognized as they occurred.

The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement No. 123 for options granted in 1995 through 2005:

Year Ended December 31, 2005
Net income	$89,320
Add: Stock based employee compensation cost included in reported net income, net of taxes	20,703
Deduct: Stock based employee compensation expense determined under fair value based method, net of taxes	(28,078)
Pro forma net income	$81,945

Basic and diluted net income per common share:
As reported	$0.32
Pro forma	$0.29

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model.  The following assumptions were used in calculating these fair values for the year ended December 31, 2005:

Risk free interest rate	4.5%
Volatility	57.0%
Dividend Yield	0%
Weighted average grant date fair value	$13.60
Expected life in years	5.0

Long-Term Incentive Plans

In April 2006, the Company’s Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by the Company’s stockholders at its annual stockholders meeting in May 2006.

Prior to the Cash Incentive Plan, the Company had a Long-Term Incentive Plan, under which certain executives had been granted cash awards, some of which were performance based, that vested over varying required service periods and were typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under this plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provided that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $687, $900 and $911, respectively for the years ended December 31, 2007, 2006 and 2005.  As of December 31, 2007 and 2006, $6,745 and $23,850 was outstanding in respect of advances made pursuant to this plan.

In connection with long-term incentive awards granted under the two plans, the Company has recorded expenses of $69,767, $59,144 and $41,857 for the years ended December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, the Company had accrued $47,562 for performance-based awards for which the performance criteria had not yet been met as of December 31, 2007 as such awards are based on achievement of certain performance criteria through December 31, 2009.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards.  If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.  In addition, as of December 31, 2007, the Company had approximately $53,500 accrued in connection with the 2005 awards discussed below.

On February 25, 2008, the Compensation Committee of the Company's Board of Directors approved an amendment of the terms of the 2005 three-year cash performance awards ("2005 Awards") awarded by the Company in 2005 to each of the Company's executive officers at that time and 110 other members of management under the Company's Long-Term Incentive Plan.  The 2005 Awards, which aggregated approximately $53,500, are payable in March 2008 if the Company has met certain compounded annual growth rate targets ("CAGR") for both net revenues ("Net Revenue") and adjusted operating cash flow ("AOCF") over the 2005-2007 period.  The terms of the 2005 Awards required adjustment for divestitures of any operating entities during the plan period to eliminate the impact of such sales from the actual performance as well as the CAGR targets.  During the plan period, the Company sold and shutdown several businesses.  The original Net Revenue CAGR target, when adjusted for the dispositions, was achieved.  The original AOCF CAGR target, when adjusted for the dispositions, would have resulted in a 1.3 percentage point upward adjustment of the AOCF CAGR target causing the Company's actual performance to fall short of the adjusted AOCF target.  The Compensation Committee approved the amendment of the 2005 Awards so that the original AOCF CAGR target for the 2005 Awards continued to apply without adjusting the target for the dispositions.  Accordingly, it is expected that payment of the 2005 Awards will be made in early March 2008.

As a result of this amendment, awards payable to the Company's four most highly compensated executive officers will not be deemed to be performance based compensation and therefore not deductible for income tax purposes.  This will result in a loss of approximately $10,000 of deductible expense.  The Company's NOL for federal income tax purposes was $2,284,457 at December 31, 2007.

NOTE 16.                                          CONTRACTUAL OBLIGATIONS

Future cash payments required under unconditional purchase obligations pursuant to contracts entered into by the Company in the normal course of business are as follows as of December 31, 2007:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Programming obligations (1)	$2,652,556	$869,731	$1,151,002	$605,136	$26,687	$—
Purchase obligations (2)	1,814,466	394,123	340,679	169,182	910,482	—
Guarantees (3)	518	518	—	—	—	—
Letters of credit (4)	55,199	3,367	559	—	51,273	—

Total	4,522,739	1,267,739	1,492,240	774,318	988,442	—

Contractual obligations reflected on the balance sheet:
Contract obligations (5)	37,065	12,993	4,019	6,283	13,770	—
Taxes (6)	3,763	—	—	—	—	3,763

Total	$4,563,567	$1,280,732	$1,496,259	$780,601	$1,002,212	$3,763

(1)                      Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s video subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2007 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2007.

(2)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that the Company has with professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of to the Company’s operations.

(3)                      Consists principally of outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of shares of Comcast Corporation common stock.

(4)                      Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(5)                      Consist principally of amounts earned under employment agreements that the Company has with professional sports teams’ personnel.

(6)                      This amount represents tax liabilities, including accrued interest, recognized pursuant to FIN 48.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association (“NBA”) for luxury tax payments.

In addition, the future cash payments reflected above do not include the payments required under the Company’s agreements with EchoStar relating to VOOM, the Company’s high-definition television programming service.  EchoStar was issued a 20% interest in VOOM HD Holdings, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD Holdings by the Company.  The affiliation agreement with EchoStar providing for distribution of VOOM for a 15-year term provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar may seek to terminate the agreement under certain circumstances (see Note 3).  VOOM HD also has the right to terminate the affiliation agreement if VOOM is discontinued in the future.  On the fifth or eighth anniversary of the effective date (April 2005) of the investment agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in VOOM HD Holdings at fair value.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in DTV Norwich LLC.  The other investor has the right, for ten years, to put its remaining 10% interest to the Company at fair value to be determined by a process involving independent valuation experts.  The table above does not include any future payments that would be required upon the exercise of this put right.

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.  A hearing on the proposed settlement is scheduled to take place in April 2008.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, Cablevision filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims.  Cablevision believes that the claims asserted by the Committee are without merit and is contesting them vigorously.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits (the “Transactions Lawsuits”) were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of

Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under “Stock Option Related Matters.”)  The New York Supreme Court ordered expedited discovery, which began in November 2006.  On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group.  On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal.  As discussed in Note 18, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which, if the merger contemplated thereby was consummated, the Dolan Family Group would obtain ownership of all of the common stock equity of Cablevision (the “Proposed Merger”).  Lawyers representing shareholders in certain of the Transactions Lawsuits, in consultation with lead counsel for the plaintiffs in the Nassau County Supreme Court options backdating litigations, participated in the negotiations to improve the financial terms of the Proposed Merger as well as to add certain contractual provisions designed to protect the rights of shareholders. Based upon the above events and circumstances, and the role that the lead counsel for the plaintiffs in the Transactions Lawsuits played in connection with the Proposed Merger, the parties subsequently reached a memorandum of understanding for the dismissal of the Transactions Lawsuits (and of the going-private claim in the cases pending in the U.S. District Court for the Eastern District of New York), subject to approval of a settlement by the Nassau County Supreme Court, and for the transfer to Cablevision, if the Proposed Merger were to be consummated, of the options-related derivative claims pending in the Nassau County Supreme Court and in the U.S. District Court for the Eastern District of New York.  Pursuant to the memorandum of understanding, the parties executed a stipulation of settlement as of September 18, 2007.  The stipulation of settlement was conditioned on, among other things, consummation of the Proposed Merger, and provided that the stipulation would become null and void and of no further force and effect in the event that this condition was not satisfied.  This condition was not satisfied.

Director Litigation

Cablevision was named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action was brought derivatively on behalf of Cablevision and named as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.  There have been no developments in the case since May 2005, when the parties agreed that defendants need not respond to the complaint until further notice from the plaintiff.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intend to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleged that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for in 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2007.  The Company filed an appeal with the New York Supreme Court Appellate Division, First Department, which affirmed the judgment on February 19, 2008.

Accounting Related Investigations

In June 2003, the Company reported that it had discovered certain improper expense accruals primarily at the national programming services of the Company’s Rainbow segment.  The improper expense recognition matter has been the subject of investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  The Company continues to fully cooperate with such investigations.

Stock Option Related Matters

The Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”), it had determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  The Company received a document request from the SEC relating to its informal investigation into these matters.  The Company continues to fully cooperate with such investigations.

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan Family Group 2006 Proposal would not close.  There have been a series of extensions and/or stays in the Nassau County and Eastern District actions, and both actions are currently stayed until March 14, 2008.

The Company has continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation and the investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.

Antitrust Lawsuit

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants have violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a “bundled” basis and by offering programming in packaged tiers rather than on an “a la carte” basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, seek unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an “a la carte” basis.  The Company intends to defend against this lawsuit vigorously.

Other Matters

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

The fair value of the Company’s debt instruments are summarized as follows:

	December 31, 2007
	Carrying Amount	Estimated Fair Value

Debt instruments:
Bank debt	$4,888,750	$4,888,750
Collateralized indebtedness	847,154	847,581
Senior notes and debentures	5,495,148	5,398,500
Senior subordinated notes	323,311	341,250
Notes payable	1,017	1,017
	$11,555,380	$11,477,098

	December 31, 2006
	Carrying Amount	Estimated Fair Value

Debt instruments:
Bank debt	$4,992,500	$4,992,500
Collateralized indebtedness	921,574	901,035
Senior notes and debentures	5,993,956	6,032,589
Senior subordinated notes and debentures	497,011	551,682
Notes payable	18,843	19,165
	$12,423,884	$12,496,971

Fair value estimates related to the Company’s debt instruments and interest rate swap agreements discussed above are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 19.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

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

	Years Ended December 31,
	2007	2006	2005
Revenues, net from continuing operations
Telecommunications Services	$4,721,169	$4,237,707	$3,606,765
Rainbow	894,401	787,017	735,128
Madison Square Garden	950,090	854,040	804,395
All other (a)	77,873	84,391	85,385
Intersegment eliminations	(159,052)	(134,662)	(149,628)
	$6,484,481	$5,828,493	$5,082,045

Intersegment eliminations are primarily affiliate revenues recognized by the Company’s Rainbow and Madison Square Garden segments from the sale of cable network programming to the Company’s Telecommunication Services segment.

	Years Ended December 31,
	2007	2006	2005
Intersegment revenues
Telecommunications Services	$1,839	$1,529	$2,420
Rainbow	52,387	38,438	48,547
Madison Square Garden	104,816	94,695	98,661
Other	10	—	—
	$159,052	$134,662	$149,628

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2007	2006	2005
Adjusted operating cash flow from continuing operations
Telecommunications Services	$1,828,407	$1,668,554	$1,412,199
Rainbow	182,332	126,516	123,439
Madison Square Garden	147,336	72,396	120,440
All other (b)	(71,347)	(81,642)	(80,632)
	$2,086,728	$1,785,824	$1,575,446

	Years Ended December 31,
	2007	2006	2005
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(929,606)	$(915,724)	$(843,177)
Rainbow	(93,336)	(97,572)	(104,497)
Madison Square Garden	(58,180)	(60,160)	(62,834)
All other (c)	(37,766)	(46,373)	(64,203)
	$(1,118,888)	$(1,119,829)	$(1,074,711)

	Years Ended December 31,
	2007	2006	2005
Stock expense included in continuing operations
Telecommunications Services	$(24,325)	$(39,485)	$(14,657)
Rainbow	(15,781)	(25,138)	(6,424)
Madison Square Garden	(10,668)	(14,232)	(3,836)
All other (c)	(1,265)	(1,732)	(1,789)
	$(52,039)	$(80,587)	$(26,706)

	Years Ended December 31,
	2007	2006	2005
Restructuring credits (charges) included in continuing operations
Telecommunications Services	$—	$17	$(295)
Rainbow	(3,041)	(143)	—
Madison Square Garden	—	—	(366)
All other (c)	(1,692)	3,610	1,198
	$(4,733)	$3,484	$537

	Years Ended December 31,
	2007	2006	2005
Operating income (loss) from continuing operations
Telecommunications Services	$874,476	$713,362	$554,070
Rainbow	70,174	3,663	12,518
Madison Square Garden	78,488	(1,996)	53,404
All other (b)	(112,070)	(126,137)	(145,426)
	$911,068	$588,892	$474,566

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Years Ended December 31,
	2007	2006	2005
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$1,023,138	$715,029	$619,992
Other operating loss (b)	(112,070)	(126,137)	(145,426)
Operating income	911,068	588,892	474,566

Items excluded from operating income:
Interest expense	(940,852)	(928,202)	(764,539)
Interest income	40,154	36,528	15,874
Equity in net income of affiliates	4,377	6,698	3,219
Gain on sale of programming and affiliate interests, net	183,286	—	64,968
Gain (loss) on investments, net	(214,257)	290,052	(138,312)
Gain (loss) on derivative contracts, net	138,144	(253,712)	119,180
Write-off of deferred financing costs	(2,919)	(14,083)	—
Loss on extinguishment of debt	(19,113)	(13,125)	—
Minority interests	321	1,614	5,221
Miscellaneous, net	2,636	2,845	650
Income (loss) from continuing operations before income taxes	$102,845	$(282,493)	$(219,173)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  It also includes costs allocated to Fox Sports Net Bay Area, Fox Sports Net Ohio, Fox Sports Net Florida, Fox Sports Net Chicago and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

(c)                      Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, certain corporate expenses/credits and certain costs allocated to Fox Sports Net Bay Area, Fox Sports Net Ohio, Fox Sports Net Florida, Fox Sports Net Chicago and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

	December 31,
	2007	2006
Assets
Telecommunications Services	$7,671,965	$6,636,723
Rainbow (a)	2,232,820	2,249,534
Madison Square Garden	1,933,046	1,852,913
Corporate, other and intersegment eliminations	(2,697,254)	(1,022,614)
Assets held for sale	—	128,301
	$9,140,577	$9,844,857

(a)                      Rainbow assets include amounts due from the Rainbow DBS distribution business of $266,210 and $276,245 at December 31, 2007 and 2006, respectively, which are eliminated in consolidation.

	Years Ended December 31,
	2007	2006	2005
Capital Expenditures
Telecommunications Services	$678,384	$819,747	$695,327
Rainbow	30,925	20,598	28,423
Madison Square Garden	46,047	23,444	20,993
Corporate and other	25,950	22,044	23,909
	$781,306	$885,833	$768,652

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

NOTE 20.              INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2007 and 2006:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total 2007
2007:
Revenues, net	$1,562,633	$1,567,984	$1,511,799	$1,842,065	$6,484,481
Operating expenses	(1,392,315)	(1,359,595)	(1,309,731)	(1,511,772)	(5,573,413)
Operating income	$170,318	$208,389	$202,068	$330,293	$911,068

Income (loss) from continuing operations	$(33,430)	$127,414	$(78,896)	$8,576	$23,664
Income (loss) from discontinued operations, net of taxes	7,597	190,018	(440)	(1,940)	195,235
Income (loss) before cumulative effect of a change in accounting principle	(25,833)	317,432	(79,336)	6,636	218,899
Cumulative effect of a change in accounting principle, net of taxes	(443)	—	—	—	(443)
Net income (loss)	$(26,276)	$317,432	$(79,336)	$6,636	$218,456

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.44	$(0.27)	$0.03	$0.08
Income (loss) from discontinued operations	$0.03	$0.66	$—	$(0.01)	$0.68
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—	$—
Net income (loss)	$(0.09)	$1.10	$(0.27)	$0.02	$0.76

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.43	$(0.27)	$0.03	$0.08
Income (loss) from discontinued operations	$0.03	$0.65	$—	$(0.01)	$0.66
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—	$—
Net income (loss)	$(0.09)	$1.08	$(0.27)	$0.02	$0.74

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total 2006
2006:
Revenues, net	$1,387,668	$1,396,789	$1,381,716	$1,662,320	$5,828,493
Operating expenses	(1,288,221)	(1,237,068)	(1,254,744)	(1,459,568)	(5,239,601)
Operating income	$99,447	$159,721	$126,972	$202,752	$588,892

Income (loss) from continuing operations	$(56,284)	$(28,527)	$(61,735)	$4,515	$(142,031)
Income (loss) from discontinued operations, net of taxes	(824)	43,113	2,578	(28,439)	16,428
Income (loss) before cumulative effect of a change in accounting principle	(57,108)	14,586	(59,157)	(23,924)	(125,603)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—	—	(862)
Net income (loss)	$(57,970)	$14,586	$(59,157)	$(23,924)	$(126,465)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.20)	$(0.10)	$(0.22)	$0.02	$(0.50)
Income (loss) from discontinued operations	$—	$0.15	$0.01	$(0.10)	$0.06
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—	$—
Net income (loss)	$(0.20)	$0.05	$(0.21)	$(0.08)	$(0.45)

NOTE 21.              OTHER MATTERS

Settlement with Time Warner

On September 29, 2005, AMC and Time Warner Entertainment, L.P. settled existing litigation whereby the Company simultaneously entered into 11 separate affiliation agreements with Time Warner.  These agreements included amendments and enhancements to existing affiliation agreements for some of the Company’s programming services and new affiliation agreements and new distribution for other programming services of the Company.  The amendments included a long-term extension of Time Warner’s affiliation agreement with AMC with rate and positioning terms that are favorable to AMC.  Because of the long-term benefits to the Company from the extension and enhancement of the AMC agreement, the $74,000 of required payments, all of which have been paid to Time Warner over the 2005-2007 period, attributable to AMC were capitalized as deferred carriage fees and are being amortized as a reduction to revenue over the approximate 13 year life of the extended AMC affiliation agreement.

Resolutions of Contract Disputes

In June 2006, the Company collected $26,500 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.

In connection with the resolution of another contract dispute, Fox Sports Net Chicago, which was shut down in June 2006, recorded $77,996 of affiliate revenue in June 2006 including $71,396, relating to periods prior to 2006, that had not been previously recognized due to the dispute.  Such affiliate revenue has been reported in discontinued operations.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CSC Holdings, Inc.:

We have audited CSC Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CSC Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CSC Holdings., Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CSC Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the accompanying consolidated financial statements, the Company changed its method of quantifying errors in 2006 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment as of January 1, 2006, adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006, and adopted the provisions of FASB Interpretation  No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York

February 28, 2008

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
ASSETS

Current Assets:

Cash and cash equivalents	$331,901	$390,143
Restricted cash	58,416	11,390
Accounts receivable, trade (less allowance for doubtful accounts of $12,683 and $17,257)	543,151	516,533
Prepaid expenses and other current assets	189,281	156,806
Program rights, net	133,146	124,778
Deferred tax asset	283,483	236,037
Advances to affiliates	361,770	229,677
Investment securities pledged as collateral	196,090	18,981
Derivative contracts	30,532	81,140
Assets held for sale	—	49,189
Total current assets	2,127,770	1,814,674

Property, plant and equipment, net of accumulated depreciation of $6,956,699 and $6,254,510	3,472,203	3,713,030
Investments in affiliates	—	49,950
Notes and other receivables	40,874	29,659
Investment securities pledged as collateral	668,438	1,080,229
Derivative contracts	43,020	—
Other assets	79,740	80,273
Program rights, net	420,923	375,700
Deferred carriage fees, net	151,507	173,059
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $448,392 and $390,324	339,614	397,682
Other intangible assets, net of accumulated amortization of $102,487 and $77,255	316,830	325,291
Excess costs over fair value of net assets acquired	1,023,480	1,024,168
Deferred financing and other costs, net of accumulated amortization of $69,926 and $55,445	93,782	98,553
Assets held for sale	—	79,112
	$9,510,029	$9,973,228

See accompanying notes to consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2007 and 2006

(Dollars in thousands, except share and per share amounts)

	2007	2006
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$370,044	$389,400
Accrued liabilities:
Interest	141,992	194,634
Employee related costs	289,717	328,966
Other accrued expenses	368,907	410,862
Deferred revenue	198,658	162,463
Program rights obligations	110,128	121,890
Liabilities under derivative contracts	2,893	6,568
Bank debt	110,000	93,750
Collateralized indebtedness	219,073	102,268
Capital lease obligations	5,351	7,069
Notes payable	1,017	17,826
Senior notes and debentures	500,000	499,952
Liabilities held for sale	—	6,024
Total current liabilities	2,317,780	2,341,672

Defined benefit plan and other postretirement plan obligations	57,596	82,517
Program rights and other contract obligations	307,185	312,344
Deferred revenue	12,691	14,337
Liabilities under derivative contracts	132,647	204,887
Other liabilities	258,246	243,789
Deferred tax liability	569,613	262,843
Bank debt	4,778,750	4,898,750
Collateralized indebtedness	628,081	819,306
Senior notes and debentures	3,495,148	3,994,004
Senior subordinated notes	323,311	497,011
Notes payable	—	1,017
Capital lease obligations	60,056	54,389
Minority interests	1,182	49,670
Liabilities held for sale	—	19
Total liabilities	12,942,286	13,776,555

Commitments and contingencies

Stockholder’s Deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 11,595,635 shares issued and outstanding	116	116
Paid-in capital	182,721	120,017
Accumulated deficit	(3,617,951)	(3,911,510)
	(3,435,114)	(3,791,377)
Accumulated other comprehensive income (loss)	2,857	(11,950)

Total stockholder’s deficiency	(3,432,257)	(3,803,327)
	$9,510,029	$9,973,228

See accompanying notes to consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005

Revenues, net	$6,484,481	$5,828,493	$5,082,045

Operating expenses:

Technical and operating (excluding depreciation, amortization and impairments shown below)	2,891,337	2,651,890	2,249,367
Selling, general and administrative	1,558,455	1,471,366	1,283,938
Restructuring expense (credits)	4,733	(3,484)	(537)
Depreciation and amortization (including impairments)	1,118,888	1,119,829	1,074,711
	5,573,413	5,239,601	4,607,479

Operating income	911,068	588,892	474,566

Other income (expense):
Interest expense	(806,406)	(795,418)	(640,041)
Interest income	36,701	32,570	15,785
Equity in net income of affiliates	4,377	6,698	3,219
Gain on sale of programming and affiliate interests, net	183,286	—	64,968
Gain (loss) on investments, net	(214,257)	290,052	(138,312)
Gain (loss) on derivative contracts, net	138,144	(253,712)	119,180
Write-off of deferred financing costs	(2,919)	(14,083)	—
Loss on extinguishment of debt	(19,113)	(13,125)	—
Minority interests	321	1,614	5,221
Miscellaneous, net	2,636	2,845	827
	(677,230)	(742,559)	(569,153)
Income (loss) from continuing operations before income taxes	233,838	(153,667)	(94,587)
Income tax benefit (expense)	(134,629)	87,631	31,226

Income (loss) from continuing operations	99,209	(66,036)	(63,361)

Income from discontinued operations, net of taxes (including net gain from the sale of Fox Sports Net Bay Area of $186,281 in 2007 and primarily from the Regional Programming Partners restructuring of $269,428 in 2005)	195,235	16,428	226,274

Income (loss) before cumulative effect of a change in accounting principle	294,444	(49,608)	162,913
Cumulative effect of a change in accounting principle, net of taxes	(443)	(862)	—
Net income (loss)	$294,001	$(50,470)	$162,913

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIENCY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	$64	$2,342,587	$(3,520,225)	$(3,935)	$(1,181,509)
Net income	—	—	162,913	—	162,913
Minimum pension liability adjustment, net of taxes	—	—	—	182	182
Foreign currency translation, net of taxes	—	—	—	191	191
Comprehensive income					163,286
Tax benefit related to stock options	—	1,256	—	—	1,256
Recognition of equity-based stock compensation arrangements	—	32,259	—	—	32,259
Gain on issuance of member’s interest by subsidiary, net	—	10,397	—	—	10,397
Contribution from shareholder	—	6,337	—	—	6,337
Net contributions from Cablevision	31	(31)	—	—	—

Balance at December 31, 2005	$95	$2,392,805	$(3,357,312)	$(3,562)	$(967,974)
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (Note 2)	—	—	121,668	—	121,668
Adjusted balance at January 1, 2006	95	2,392,805	(3,235,644)	(3,562)	(846,306)

Net loss	—	—	(50,470)	—	(50,470)
Minimum pension liability adjustment, net of taxes	—	—	—	(1,484)	(1,484)
Comprehensive income					(51,954)
Adjustment related to initial application of FASB Statement No. 158, net of tax (Note 15)	—	—	—	(6,904)	(6,904)
Recognition of equity-based stock compensation arrangements	—	59,914	—	—	59,914
Distributions to Cablevision relating to special cash dividends paid to CNYG Class A and CNYG Class B shareholders	—	(2,332,681)	(625,396)	—	(2,958,077)
Issuance of stock to Cablevision	21	(21)	—	—	—

Balance at December 31, 2006	$116	$120,017	$(3,911,510)	$(11,950)	$(3,803,327)
Net income			294,001		294,001
Minimum pension liability and post-retirement plan adjustments, net of taxes	—	—	—	14,807	14,807
Comprehensive income					308,808
Recognition of equity-based stock compensation arrangements	—	53,787		—	53,787
Contributions from Cablevision	—	8,917		—	8,917
Adjustment related to initial application of FASB Interpretation No. 48, (Note 12)	—	—	(442)	—	(442)

Balance at December 31, 2007	$116	$182,721	$(3,617,951)	$2,857	$(3,432,257)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Income (loss) from continuing operations	$99,209	$(66,036)	$(63,361)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,118,888	1,119,829	1,074,711
Equity in net income of affiliates	(4,377)	(6,698)	(3,219)
Minority interests	(321)	(1,614)	(5,221)
Gain on sale of programming and affiliate interests, net	(183,286)	—	(64,968)
Loss (gain) on investments, net	214,257	(284,542)	138,312
Write-off of deferred financing costs	2,919	14,083	—
Unrealized loss (gain) on derivative contracts, net	(149,868)	218,740	(156,082)
Loss on extinguishment of debt	19,113	13,125	—
Share-based compensation expense related to equity classified awards	53,077	63,675	28,870
Deferred income tax	104,377	(97,177)	(40,719)
Amortization and write-off of program rights	145,072	123,827	113,926
Amortization of deferred financing costs and discounts on indebtedness	45,326	45,325	56,406
Amortization of other deferred costs	34,324	27,696	22,359
Provision for doubtful accounts	52,165	41,386	34,507
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(79,071)	(107,635)	(76,984)
Notes and other receivables	(19,884)	48,324	11,445
Inventory, prepaid expenses and other assets	(23,861)	195	(10,680)
Advances/payables to affiliates	(123,829)	(122,917)	(114,253)
Program rights	(198,663)	(137,196)	(142,703)
Other deferred costs	(26,431)	(13,349)	(99,203)
Accounts payable	(17,054)	40,661	29,533
Accrued liabilities	(120,632)	59,180	85,036
Program rights obligations	(16,921)	(29,630)	(731)
Deferred revenue	36,929	(4,141)	25,499
Deferred carriage payable	(25,569)	(17,336)	45,371
Minority interests	—	—	243
Net cash provided by operating activities	935,889	927,775	888,094
Cash flows from investing activities:
Capital expenditures	(781,306)	(885,833)	(768,652)
Payments for acquisitions, net of cash acquired	—	—	(4,231)
Proceeds from sale of equipment, net of costs of disposal	3,336	17,704	5,407
Distribution from (contribution to) equity method investees	24,506	(1,000)	(420)
Proceeds from sale of affiliate interests	212,904	—	—
Decrease in investment securities and other investments	277	907	164
Decrease (increase) in restricted cash	5,812	(2,936)	27,342
Additions to other intangible assets	(16,771)	(1,551)	(12,886)
Net cash used in investing activities	(551,242)	(872,709)	(753,276)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from financing activities:
Proceeds from bank debt	73,000	5,463,000	554,614
Repayment of bank debt	(176,750)	(2,322,000)	(1,192,614)
Redemption of senior subordinated notes and debentures	(693,158)	(263,125)	—
Proceeds from collateralized indebtedness	—	595,035	210,973
Repayment of collateralized indebtedness	—	(548,867)	(222,623)
Proceeds from derivative contracts	—	6,496	6,462
Settlement of derivative contracts	—	(50,864)	—
Payments on capital lease obligations and other debt	(7,285)	(8,739)	(11,956)
Capital contribution from (distribution to) Cablevision, net	3,798	(2,958,077)	—
Deemed net capital contribution from shareholder	—	—	6,337
Additions to deferred financing and other costs	—	(47,540)	(70)
Distributions to minority partners	(13,549)	(14,709)	(9,659)
Net cash used in financing activities	(813,944)	(149,390)	(658,536)
Effect of exchange rate changes on cash and cash equivalents	—	—	191
Net decrease in cash and cash equivalents from continuing operations	(429,297)	(94,324)	(523,527)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	17,771	109,956	(27,854)
Net cash provided by investing activities	328,823	4,003	79,534
Net change in cash classified in assets held for sale	24,461	3,660	85,350
Net effect of discontinued operations on cash and cash equivalents	371,055	117,619	137,030

Cash and cash equivalents at beginning of year	390,143	366,848	753,345

Cash and cash equivalents at end of year	$331,901	$390,143	$366,848

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national entertainment, regional news and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company recognizes video, high-speed data, Voice over Internet Protocol, and telephony revenues as the services are provided to subscribers.  Installation revenue for the Company’s video, consumer high-speed data and Voice over Internet Protocol services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  The Company classifies amounts billed to its customers for franchise and regulatory fees as a component of revenue.

The Company’s programming businesses recognize affiliate fee revenue from cable system operators, direct broadcast satellite operators and telecommunications companies as the programming is provided.  Advertising revenues are recognized when commercials are aired.  In some advertising sales arrangements, the Company’s programming businesses guarantee specified viewer ratings for their programming.  For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote.

Revenues derived from other sources are recognized when services are provided or events occur.

Multiple-Element Transactions

If there is objective and reliable evidence of fair value for all elements of accounting in a multiple-element arrangement, the arrangement consideration is allocated to the separate elements of accounting based on relative fair values.  There may be cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items.  In those cases, the Company utilizes the residual method to allocate the arrangement consideration.  Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.  In determining fair value, the Company refers to historical transactions or comparable cash transactions.

The Company may enter into affiliation agreements which are documented in one or more contracts; however negotiated contemporaneously.  Amounts paid/received by the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately.  Judgments made in determining fair value impact the amount and period in which revenues are recognized over the term of the individual affiliation agreements.

Gross Versus Net Revenue Recognition

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers. The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues. For the years ended December 31, 2007, 2006 and 2005, the amount of franchise fees included as a component of net revenue aggregated $111,398, $101,213, and $91,546, respectively.

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

Program Rights

Rights acquired to broadcast various professional sports teams’ events and programming for exhibition on the Company’s networks, are expensed on a straight-line basis (except for owned original programming) over the contract or license period.  Estimated future revenues are reviewed regularly and write-downs to net realizable value of the Company’s program rights costs are made as required.  Estimates of total gross revenues can change due to a variety of factors, including the level of advertising rates and subscriber fees.  Accordingly, revenue estimates related to the Company’s program rights are reviewed periodically and amortization is adjusted as necessary.

Rights to programming, including feature films and episodic series, acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun, unless there is uncertainty with respect to either cost, acceptability or availability, then when the uncertainty is resolved.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.  The Company periodically reviews the programming usefulness of its program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recorded in technical and operating expense.

See Note 5 for a discussion of the Company’s review of the programming usefulness of its program rights inventory and impairment charges.

Owned original programming is produced for the Company by independent production companies.  Any owned original programming costs qualifying for capitalization are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated cash flows can change based upon programming market acceptance, levels of affiliate fee revenue and advertising revenue, and program usage.  Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary which could impact the timing of amortization expenses.

Advertising Expenses

Advertising costs are charged to expense when incurred.  Advertising costs amounted to $254,387, $221,158 and $202,618 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

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

Restricted Cash

Restricted cash at December 31, 2007 and 2006 amounted to $58,416 and $11,390, respectively.  The December 31, 2007 balance includes a cash collateralized bond in the amount of $52,159 relating to a judgment against the Company relating to a contract dispute with Loral Space and Communications Holding Corporation (see Notes 6 and 17).  In addition restricted cash at December 31, 2007 included cash required to be set aside under operating agreements between Madison Square Garden and the National Hockey League, and for collateralized letters of credit entered into by Madison Square Garden.  At December 31, 2006 restricted cash included cash required to be set aside pursuant to operating agreements between Madison Square Garden, the National Hockey League, the Hartford Civic Center and Rentschler Field, and for collateralized letters of credit entered into by Madison Square Garden.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectibility of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with realized and unrealized holding gains and losses included in net income (loss).

The Company’s interests in less than majority-owned entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method.  Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investees’ net income or loss, additional contributions made and distributions received and amortization of basis differences.  The Company recognizes a loss if it is determined that an other than temporary decline in the value of the investment exists.

Long-Lived and Indefinite-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of operations.

Intangible assets established in connection with acquisitions consist of affiliation agreements and affiliation relationships, broadcast rights and other agreements (primarily cable television system programming agreements), season ticket holder relationships, suite holder contracts and relationships, advertising relationships, other intangibles and excess costs over fair value of net assets acquired.  These intangible assets are amortized on a straight-line basis over their respective estimated useful lives.  Excess costs over fair value of net assets acquired (“goodwill”) and the value of franchises, trademarks and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

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

Program Rights Obligations

Amounts payable subsequent to December 31, 2007 related to program rights obligations are as follows:

Years Ending December 31,
2008	$110,128
2009	85,225
2010	65,887
2011	44,699
2012	37,135
Thereafter	74,239

Deferred Carriage Fees

Deferred carriage fees represent amounts principally paid or payable to cable system operators, direct broadcast operators and telecommunications companies to guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related guarantee (1 to 15 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense using the straight-line method over the life of the related debt.

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.  The Company provides deferred taxes for the outside basis difference of its investment in partnerships.  Interest expense related to income tax liabilities recognized in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (adopted on January 1, 2007)

(“FIN 48”) is included in income tax expense, consistent with the Company’s historical policy prior to adopting FIN 48.

Common Stock of CSC Holdings

CSC Holdings has 20,000,000 common shares authorized of which 11,595,635 are issued and outstanding as of December 31, 2007 and 2006.  Each common share has one vote per share and all shares are owned by Cablevision.

CSC Holdings may pay dividends on their capital stock only from surplus as determined under Delaware law.  CSC Holdings’ senior notes and debentures, as well as certain senior notes and debentures of CSC Holdings’ subsidiaries restrict the amount of dividends and distributions in respect of any equity interests that can be made.

Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are not presented since the Company is a wholly-owned subsidiary of Cablevision.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of shareholders’ deficiency consist of net income (loss) and other gains and losses affecting shareholders’ deficiency or attributed net assets that, under U.S. generally accepted accounting principles (“GAAP”), are excluded from net income (loss).  These components of accumulated other comprehensive income (loss) consist primarily of minimum pension liability adjustments, net of taxes and foreign currency translation gains (losses), net of taxes, in 2005.

In 2007 and 2005, the fair value of plan assets of certain of the Company’s defined benefit plans and post-retirement medical plans exceeded the plans’ net accumulated benefit obligations and the Company recorded a non-cash gain to accumulated comprehensive income, net of taxes, of $3,792 and $182, respectively.  In 2006, the net accumulated benefit obligation of certain of the Company’s defined benefit plans and post-retirement medical plans exceeded the fair value of the plans’ assets. As a result, the Company recorded a non-cash charge to accumulated comprehensive loss, net of taxes, of $1,484 as required by SFAS No. 87, Employers’ Accounting for Pensions (“Statement No. 87”).  Additionally, during 2007, the Company “froze” two of its defined benefit plans resulting in a non-cash related benefit to accumulated comprehensive income (loss) of $11,015 ($18,803, net of taxes of $7,788) as described in Note 14.   As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement No. 158”) as described in Note 14.  As a result of adopting Statement No. 158 in 2006, the Company recognized an additional loss of $6,904, net of taxes, which was also charged to accumulated other comprehensive income (loss), net of taxes.

Share-Based Compensation

On January 1, 2006, Cablevision adopted SFAS No. 123R, Share-Based Payment (“Statement No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Cablevision adopted Statement No. 123R using the modified prospective method as of January 1, 2006.

For the Company, share-based compensation expense is recognized in its statements of operations for the years ended December 31, 2007 and 2006 based on allocations provided by Cablevision.

Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that are ultimately expected to vest.  Share-based compensation expense recognized in the Company’s consolidated statements of operations during the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”).  As share-based compensation expense recognized in the Company’s statements of operations for the years ended December 31, 2007 and 2006 are based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under Statement No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Cash Flows

During 2007, 2006 and 2005, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2007	2006	2005
Non-Cash Investing and Financing Activities:
Continuing Operations
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$—	$—	$604,080
Notes payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	—	—	152,907
Capital lease obligations	11,234	11,751	180
Asset retirement obligations	29	136	10,870
Leasehold improvements paid by landlord	7,892	1,960	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contracts	—	—	116,544
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	102,469	290,943	247,647
Redemption of collateralized indebtedness with related prepaid forward contracts	—	31,385	43,604
Rights payments offset with repayment of a note receivable	—	—	40,000

Discontinued Operations
Make whole payment obligation, including interest, to Loral	—	50,898	—

Supplemental Data:
Cash interest paid — continuing operations	813,494	704,542	581,158
Cash interest paid — discontinued operations	—	8	59
Income taxes paid (refunded), net — continuing operations	28,686	11,184	(4,005)
Income taxes paid (refunded), net — discontinued operations	—	—	18

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”).  Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2007, 2006 and 2005, respectively, or 10% or more of its consolidated net trade receivables at December 31, 2007 and 2006, respectively.

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

Recently Adopted Accounting Pronouncements

EITF No. 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which addressed the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 was effective January 1, 2007 for the Company.  See “Gross Versus Net Revenue Recognition” discussion above.

Accounting for Registration Payment Arrangements

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”).  FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies (“Statement No. 5”).  FSP 00-19-2 required that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5.  FSP 00-19-2 applied immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2.  For such arrangements entered into prior to the issuance of FSP 00-19-2, the guidance was effective for the Company as of January 1, 2007.  As a condition to the initial sale of CSC Holdings’ 6-3/4% Senior Notes due 2012, the Company entered into a registration rights agreement with the initial purchasers under which the Company agreed that it would file an exchange offer registration statement under the Securities Act with the Securities and Exchange Commission (“SEC”) and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act.  If the exchange offer was not completed by May 11, 2005, the agreement provided for an increase of 1/4% per annum in the interest rate for the first 90 days after May 11, 2005 and an additional 1/4% per annum, up to a maximum of 1/2% per annum, at the beginning of each subsequent 90 day period that the exchange offer was not completed. Upon the completion of the exchange, the interest rate would revert to 6-3/4%.  In March 2007, the Company offered to exchange these notes for substantially identical publicly registered 6-3/4% Series B Senior Notes due 2012.  This exchange was completed on April 26, 2007.  In connection with the adoption of FSP 00-19-2 as of January 1, 2007, the Company recorded a charge of $443, net of taxes, as a cumulative effect of a change in accounting principle representing the estimated fair value of the 1/2% penalty interest expected to be incurred under the registration rights agreement subsequent to January 1, 2007.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.  This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return.  The change in the net assets and liabilities recognized as a result of adopting the provisions of FIN 48 has been recorded as a charge of $442 to the opening balance of accumulated deficit.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement No. 158 which required companies to recognize in their statement of financial position an asset for a postretirement benefit plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year.  Additionally, Statement No. 158 required companies to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and to report those changes in comprehensive income (loss).  The provisions of Statement No. 158 have two separate effective dates.  The provision of Statement No. 158 that required a company (with a calendar year-end) to recognize the funded status of its pension plan, and the disclosure requirements, was effective as of December 31, 2006, and the provision of Statement No. 158 that required a company (with a calendar year-end) to measure plan assets and benefit obligations as of the date of its fiscal year-end balance sheet is effective as of December 31, 2008.  See Note 14 for a discussion regarding the adoption of the provisions of Statement No. 158 effective December 31, 2006.  As the Company has historically measured it plan assets and benefit obligations as of December 31, the provisions of Statement No. 158 effective as of December 31, 2008 will have no impact on the Company’s financial position or results of operations upon adoption

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under Statement No. 123R beyond December 31, 2007.  Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. SAB No. 110 will not have a significant impact on the Company’s future financial position or results of operations.  Beginning in 2008, for any stock option awards granted, the Company’s computation of expected life will be based on its historical stock option exercise experience as outlined in Statement No. 123R.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“Statement No. 141R”).  Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Statement No. 141R is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009.  The provisions of Statement No. 141R will not impact the Company’s financial statements for prior periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”).  Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Statement No. 160 is effective as of January 1, 2009 for the Company.  The Company has not yet determined the impact that the adoption of Statement No. 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 is effective as of January 1, 2008 for the Company.  The Company has not yet determined the impact that the adoption of Statement No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, however, for some entities, the application of Statement No. 157 could change current practices.  Statement No. 157 will be effective for the Company on January 1, 2008.  The FASB has deferred the adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities to be effective for the Company on January 1, 2009.  The Company has not yet determined the impact that the adoption of Statement No. 157 will have on its financial statements.

In November 2007, the EITF reached a consensus on Issue No. 07-1 Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF No. 07-1 will be effective for the Company as of January 1, 2009.  An entity will report the effects of applying EITF No. 07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date.  The Company has not yet determined the impact that the adoption of EITF No. 07-1 will have on its financial statements.

NOTE 2.                                                 STAFF ACCOUNTING BULLETIN NO. 108

On September 13, 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.  SAB No. 108 requires that registrants quantify errors using both a balance sheet (“iron curtain”) and income statement (“rollover”) approach (“dual approach”) and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 was effective for the Company’s year ended December 31, 2006.  In accordance with the guidance set forth in SAB No. 108, the Company corrected certain identified historical uncorrected balance sheet differences aggregating $121,668, net of taxes, which arose prior to January 1, 2006, as a cumulative effect adjustment to opening accumulated deficit as of January 1, 2006 in accordance with the “dual approach” set forth in SAB No. 108.  Historically, the Company evaluated uncorrected differences utilizing the “rollover” approach.  The Company believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of materiality of such uncorrected differences, individually and in the aggregate, were appropriate.

The following table summarizes the impact of applying the guidance set forth in SAB No. 108 on the Company’s 2006 opening accumulated deficit balance:

	Additional Income (Expense)
	Period in which the Uncorrected Differences Originated
	Cumulative Uncorrected Differences as of December 31, 2004	Year Ended December 31, 2005	Adjustment Recorded as of January 1, 2006 to Accumulated Deficit
Excess accrual balances and other items, net of taxes (a)	$104,396	$(1,952)	$102,444
Tax adjustment relating to disability insurance (b)	361	9,734	10,095
Rent expense, net of taxes (c)	(7,670)	(766)	(8,436)
Revenue related to promotional rates, net of taxes (d)	5,636	4,845	10,481
Video on demand revenue, net of related expenses and taxes (e)	836	54	890
Programmer audit accruals, net of taxes (f)	1,564	373	1,937
Disability and life insurance accruals, net of taxes (g)	1,953	254	2,207
Goodwill amortization, net of taxes (h)	2,076	(26)	2,050
Impact on accumulated deficit	$109,152	$12,516	$121,668

(a)                      In periods prior to 2000, the Company had determined that certain accounts payable and accrued liability account balances (including accruals for programming costs, non-income based taxes, worker’s compensation, franchise fees, health and dental, and pensions, among others) which had accumulated over a number of years to an aggregate $109,433, net of taxes, as of December 31, 2004, were not supportable as liabilities that the Company would be required to satisfy.  These amounts were substantially “frozen” as of December 31, 1999.  Historically, the Company had concluded that such prior year uncorrected differences were quantitatively and qualitatively immaterial to the Company’s prior year financial statements using the rollover method.  This adjustment also includes $2,190, net of taxes, as of December 31, 2004, representing an excess reserve for unreturned analog converters that was not adjusted in prior periods to reflect actual losses and $(3,933), net of taxes, as of December 31, 2004, relating to unreconciled cash receipts.  Additionally, this adjustment includes goodwill aggregating $3,292, net of taxes, as of December 31, 2004, and $1,994, net of taxes, for the year ended December 31, 2005, relating primarily to businesses that were sold where such goodwill was not included in their cost basis at the time of their sale for purposes of computing the associated gain on sale.

(b)                     In calculating the Company’s tax provision for periods through December 31, 2005, the Company incorrectly treated tax-exempt disability insurance proceeds as taxable and non-deductible disability insurance premiums as tax deductible with regard to disability insurance arrangements associated with players of certain of the Company’s professional sports teams.

(c)                      The Company historically recorded rent expense related to certain of its operating leases based on the contractual terms of the respective lease agreements instead of on a straight-line basis over the lease term as required by U.S. generally accepted accounting principles.  This adjustment represents the impact of correcting the recognition of rent expense to the straight-line basis.

(d)                     The Company determined that it did not recognize in the appropriate period a portion of revenue earned related to certain cable television customers with promotional rates. This revenue was recognized when the promotional rates expired, generally occurring one year after the promotion commenced.  This adjustment represents the revenue that should have been recognized in the respective periods when the services were provided, net of related tax effects.

(e)                      Prior to 2006, the Company recorded certain revenue from video on demand services as the services were billed to the customer instead of when the services were provided.  Such revenue was historically recorded in the subsequent month’s billing cycle.  This adjustment reflects the recognition of revenue, net of related expenses and taxes, which should have been recorded in the respective periods when the services were provided.

(f)                        The Company’s contracts with programming content providers typically allow for periodic audits of the programming payments made by the Company to these providers.  The Company records an accrual for a loss contingency related to the associated potential underpayment of programming fees if such amounts are deemed probable and estimable.  Based on the Company’s review of this accrual balance, it determined that the accrual was overstated in previous years based upon the occurrence of historical events.  This adjustment reflects the reduction of the accrual balance, net of taxes, in the appropriate periods.

(g)                     The Company determined that its accrual for disability and life insurance premiums for one of the Company’s segments was based on an estimate that was not adjusted on a quarterly basis to reflect actual premiums paid.  This adjustment reflects the reduction of the accrual, net of taxes, for the respective periods.

(h)                     In 2002, the Company inappropriately amortized goodwill of $2,076, net of taxes.  This adjustment reflects the reversal of the amortization recognized in 2002.  U.S. generally accepted accounting principles required the Company to cease amortization of goodwill effective January 1, 2002.

The following table summarizes the impact of applying the guidance in SAB No. 108 related to the adjustments described above on the Company’s 2006 opening accumulated deficit by segment:

	Additional Income (Expense)
	Cumulative Uncorrected Differences as of January 1, 2006
	Tele-communications	Rainbow	Madison Square Garden	Other	Total
Excess accrual balances and other items	$70,045	$22,837	$4,792	$29,737	$127,411
Rent expense	(10,040)	(1,380)	—	(2,920)	(14,340)
Revenue related to promotional rates	17,768	—	—	—	17,768
Video on demand revenue, net of related expenses	1,509	—	—	—	1,509
Programmer audit accruals	3,284	—	—	—	3,284
Disability and life insurance accruals	—	3,819	—	—	3,819
Goodwill amortization	—	—	3,474	—	3,474
	$82,566	$25,276	$8,266	$26,817	142,925

Income tax expense*					(31,352)
Tax adjustment relating to disability insurance					10,095
Impact on accumulated deficit					$121,668

*                                         The income tax expense impact presented above is less than the amount that would be derived by applying the statutory rate to the aggregate pre-tax adjustment due to an income tax benefit of $28,553 resulting from a decrease in the required amount of the valuation allowance at the beginning of 2002 due to the decrease in deferred tax assets recognized in connection with the adjustments related to the excess accrual balances.  The valuation allowance was eliminated later in 2002 in connection with the application of purchase accounting associated with an acquisition.

NOTE 3.                                                 TRANSACTIONS

2007 Transactions

Sale of Fox Sports Net Bay Area and Fox Sports Net New England

In June 2007, Rainbow Media Holdings completed the sale to Comcast Corporation (“Comcast”) of (i) its 60% interest in Fox Sports Net Bay Area, for a purchase price of $366,750 (the “Bay Area Sale”) and (ii) its 50% interest in Fox Sports Net New England, for a purchase price of $203,250 (the “New England Sale”), for an aggregate purchase price of $570,000, plus certain additional consideration to Rainbow Media Holdings, and customary working capital adjustments.

The Company recorded a pretax gain of $183,286 ($107,369, net of taxes) in connection with the New England Sale and a pretax gain of $317,995 ($186,281, net of taxes), relating to the Bay Area Sale.  The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented.  The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

Contemporaneously with the execution of the agreement relating to the Bay Area Sale and the New England Sale, subsidiaries of the Company and Comcast entered into or extended affiliation agreements relating to (i) the carriage of the Versus and Golf Channel programming services on the Company’s cable television systems and (ii) the carriage of AMC, fuse, IFC, WE tv, Lifeskool, sportskool, Madison Square Garden Network and Fox Sports Net New York on Comcast’s cable television systems.

2006 Transactions

CSC Holdings Stock

On April 20, 2006, CSC Holdings issued 2.1 million shares of its common stock, $0.01 par value, to Cablevision in consideration of previous contributions of cash and assets by acquired Cablevision and were assigned to CSC Holdings in prior years.

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

Regional Programming Partners Restructuring

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago (which was shut down in June 2006) and through June 2007, 50% of Fox Sports Net New England and therefore, no portion of the results of operations of these businesses is allocated to minority interests after the acquisition.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

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

The Company and News Corporation continued to own 60% and 40%, respectively, of Fox Sports Net Bay Area through a separate partnership.  The Company continued to manage that network.  In connection with the restructuring, Fox Sports Net Bay Area extended the terms of its long-term affiliation agreement with National Sports Partners and its advertising representation agreement with National Advertising Partners.  See “2007 Transactions” above for a discussion regarding the sale of Fox Sports Net Bay Area.

The Company accounted for this exchange in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $266,810, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of $66,558 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of $94,320 was allocated to specific assets and liabilities based on fair values as follows:

	Useful Life
Land and development rights	Indefinite	$37,573
Property and equipment, net	2 to 27.5 years	12,396
Amortizable intangible assets:
Affiliation agreements	4 years	17,951
Affiliation relationships	24 years	85,824
Advertiser relationships	7 years	6,004
Season ticket holder relationships	12 to 15 years	73,124
Suite holder contracts and relationships	3 to 11 years	21,167
Indefinite-lived intangible assets:
Trademarks		53,880
Sports franchises		96,215
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		9,399
Unfavorable contracts		(47,000)
Net step-down to historical carrying values		$(94,320)

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, and net income, of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2005 are as follows:

Year Ended December 31, 2005

Revenues	$5,082,045

Loss from continuing operations	$(73,216)

Net income	$153,058

Agreements with EchoStar

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation (“EchoStar”) by which EchoStar acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD filed a lawsuit against EchoStar asserting that EchoStar did not have the right to terminate the affiliation agreement.  That lawsuit is pending, as is the court’s decision on VOOM HD’s motion for a preliminary injunction.  Separately, on February 1, 2008, EchoStar began to distribute VOOM in a manner that the Company believes violates EchoStar’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.

The agreements resulted in a non-monetary exchange whereby the Company provided EchoStar a 20% interest in VOOM HD Holdings in exchange for deferred carriage fees.  Accordingly, in 2005, the Company recorded deferred carriage fees for the fair value of the 20% interest in VOOM HD Holdings LLC surrendered of $18,101, which resulted in a gain on the issuance of member’s interest by a subsidiary of $10,397 (net of transaction costs of $295 and taxes of $7,409).  Since VOOM HD Holdings LLC is a start-up company, the gain was recorded as an increase to paid-in capital.

NOTE 4.                RESTRUCTURING CHARGES

In 2007, the Company recorded net restructuring charges aggregating $4,733 which included $3,123 of severance and other costs related to the elimination of approximately 79 positions, at certain programming businesses within the Rainbow segment (which is expected to be fully paid in 2008), and $479, $277 and $854 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001, 2002 and 2006 facility realignment plans, respectively.

In 2006, the Company recorded net restructuring credits aggregating $3,484 which consisted of $4,521 and $23 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001 facility realignment plan and 2005 employee severance plan, respectively.  These credits were partially offset by charges of $143 related to the elimination of approximately ten positions at a programming business within the Rainbow segment (which was fully paid as of December 31, 2006), charges associated with facility realignment and other related costs of $392 and charges of $525 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2002 facility realignment plan.

In 2005, the Company recorded net restructuring credits of $537 which consisted of $1,480 and $578 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001 and 2002 facility realignment plans.  These credits were partially offset by a charge of $1,024 associated with the elimination of certain positions in various business units of the Company and restructuring charges of $234 and $263 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2003 and 2004 severance plans, respectively.

At December 31, 2007, restructuring liabilities of $2,344 and $151 were classified as a current liability and long-term liability, respectively, in the consolidated balance sheet.

NOTE 5.                IMPAIRMENT CHARGES

As part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $3,160, $1,640 and $663 in 2007, 2006 and 2005, respectively.  Such amounts represent primarily the write-off of the carrying value of certain film and programming contracts of the Company’s Rainbow segment and are included in technical and operating expense.

In addition, the Company recorded impairment charges of $1,804, $2,104 and $7,697 in 2007, 2006 and 2005, respectively, included in depreciation and amortization.  The charges in 2007 and 2005 related primarily to certain other long-lived assets and goodwill related to certain businesses in the Company’s theater operations and Rainbow segment, and the charges in 2006 related to the Company’s theater operations and PVI Virtual Media business.

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

NOTE 6.                                                 DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast (see Note 3).  In addition, in June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down.  In connection with the Regional Programming Partners Restructuring in April 2005, the Company no longer owns any interest in Fox Sports Net Ohio and Fox Sports Net Florida.  As a result, the operating results of these businesses, net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	Year Ended December 31, 2007
	Fox Sports Net Bay Area	Rainbow DBS Distribution Business	Total

Revenues, net	$53,892	$—	$53,892
Income before income taxes, including gain on sale of Fox Sports Net Bay Area of $317,995	$326,166	$7,114	$333,280
Income tax expense	(135,098)	(2,947)	(138,045)
Net income, including gain on sale of Fox Sports Net Bay Area of $186,281, net of taxes	$191,068	$4,167	$195,235

	Year Ended December 31, 2006
	Fox Sports Net Bay Area	Fox Sports Net Chicago (a)	Rainbow DBS Distribution Business (b)	Other	Total

Revenues, net	$98,969	$79,204	$—	$—	$178,173

Income (loss) before income taxes	$15,227	$72,985	$(56,741)	$(62)	$31,409
Income tax benefit (expense)	(6,245)	(32,030)	23,269	25	(14,981)

Net income (loss)	$8,982	$40,955	$(33,472)	$(37)	$16,428

(c)                      Revenues, net includes $77,996 representing the collection in June 2006 of affiliate revenue from a cable affiliate, including $71,396 relating to periods prior to 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

(d)                     Income (loss) before income taxes includes the recognition of the Make Whole Payment obligation due to Loral Space and Communications Holding Corporation (see discussion below).

	Year Ended December 31, 2005
	Fox Sports Net Bay Area	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total

Revenues, net	$90,433	$3,433	$40,018	$8,776	$—	$142,660

Income (loss) before income taxes	$15,949	$2,743	$466,460	$(102,983)	$4,405	$386,574
Income tax benefit (expense)	(6,528)	(1,123)	(192,998)	42,151	(1,802)	(160,300)

Net income (loss) including gain on restructuring of Regional Programming Partners of $266,810, and other gain of $2,618, net of taxes	$9,421	$1,620	$273,462	$(60,832)	$2,603	$226,274

For the year ended December 31, 2005, the Company recorded a gain, net of taxes, of $2,521, primarily representing the transfer of the Company’s ownership interest in a subsidiary of PVI to PVI’s minority partner for the minority partner’s remaining ownership interest in PVI.  In addition, the Company recorded a gain, net of taxes, of $97 for the year ended December 31, 2005 that related primarily to a reduction of health and welfare expenses in connection with the transfer of the retail electronics business.

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

In 2006, the Company accrued $50,898, including interest, reflected as an expense in discontinued operations, as a result of the judgment entered against Cablevision and Rainbow DBS in the Loral contract dispute (see Note 17).  The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2007.

In the first quarter of 2006, the Company recorded an impairment loss of $7,179 relating to certain assets of the Rainbow DBS satellite distribution business which was classified in discontinued operations.  In the second quarter of 2006, these assets were sold.

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses.  These bonds were originally cash collateralized by the Company.  In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones.  As a result of the waiver from the FCC, the Company recorded a gain of $6,638, net of taxes, in the quarter ended March 31, 2007.  The Company received the cash collateral of $11,250 in the quarter ended June 30, 2007.

Fox Sports Net Chicago

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

Fox Sports Net Bay Area

As a result of the sale of the Company’s interest in Fox Sports Net Bay Area to Comcast in June 2007 (see Note 3), the assets and liabilities attributable to Fox Sports Net Bay Area have been classified in the consolidated balance sheet as of December 31, 2006 as assets and liabilities held for sale and consist of the following:

Cash and cash equivalents	$24,461
Accounts receivable, prepaid and other current assets	24,728
Property and equipment, net and other long-term assets	15,950
Intangible assets, net	63,162
Total assets held for sale	$128,301

Accounts payable and accrued expenses	$5,059
Other current liabilities	965
Other long-term liabilities	19
Total liabilities held for sale	$6,043

NOTE 7.                PROPERTY, PLANT AND EQUIPMENT

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company’s employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (12-25 years), and headend facilities (4-15 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2007	2006	Useful Lives

Customer equipment	$1,671,235	$1,565,089	3 to 5 years
Headends and related equipment	652,933	610,563	4 to 15 years
Central office equipment	514,636	456,670	5 to 10 years
Infrastructure	4,755,756	4,599,159	3 to 25 years
Program, service and data processing equipment	1,289,623	1,252,570	2 to 13 years
Microwave equipment	38,081	35,667	5 to 8 years
Construction in progress (including materials and supplies)	65,353	68,136	—
Furniture and fixtures	169,413	171,062	2 to 12 years
Transportation equipment	240,106	228,414	3 to 15 years
Buildings and building improvements	398,766	368,921	2 to 40 years
Leasehold improvements	547,968	531,300	Term of lease
Land	85,032	79,989	—
	10,428,902	9,967,540
Less accumulated depreciation and amortization	6,956,699	6,254,510
	$3,472,203	$3,713,030

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2007, 2006 and 2005 amounted to $1,035,050, $1,034,127 and $980,608 (including impairments of $1,424, $1,205 and $2,734 in 2007, 2006 and 2005), respectively.

At December 31, 2007 and 2006, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2007	2006

Equipment	$125,931	$122,400
Less accumulated amortization	77,549	75,817
	$48,382	$46,583

NOTE 8.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2007 and 2006:

	December 31,		Estimated
	2007	2006	Useful Lives

Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliation agreements	$742,416	$742,416	4 to 24 years
Broadcast rights and other agreements	45,590	45,590	10 years
Season ticket holder relationships	75,005	75,005	10 to 15 years
Suite holder contracts and relationships	21,167	21,167	3 to 11 years
Advertiser relationships	103,524	103,524	7 to 10 years
Other intangibles	57,590	40,819	1 to 20 years
	1,045,292	1,028,521
Accumulated amortization
Affiliation relationships and affiliation agreements	409,870	353,518
Broadcast rights and other agreements	38,522	36,806
Season ticket holder relationships	15,476	10,027
Suite holder contracts and relationships	9,136	5,815
Advertiser relationships	53,745	42,274
Other intangibles	24,130	19,139
	550,879	467,579
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,023,480	1,024,168
	1,917,359	1,918,047

Total intangible assets, net	$2,411,772	$2,478,989

Aggregate amortization expense
Years ended December 31, 2007 and 2006 (excluding impairment charges of $380 and $899, respectively)	$83,458	$84,803

Estimated amortization expense
Year ending December 31, 2008	$83,675
Year ending December 31, 2009	77,266
Year ending December 31, 2010	74,260
Year ending December 31, 2011	73,510
Year ending December 31, 2012	65,372

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2007 and 2006 are as follows:

	Tele-communications	MSG	Rainbow	Other	Total
Balance as of December 31,2005	$206,971	$724,033	$40,652	$14,457	$986,113
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2)	—	14,228	29,847	—	44,075
Adjusted balance at January 1, 2006	206,971	738,261	70,499	14,457	1,030,188
Impairment loss- continuing operations	—	—	—	(899)	(899)
Impairment loss- discontinued operations (Note 5)	—	—	(5,121)	—	(5,121)
Balance as of December 31, 2006	206,971	738,261	65,378	13,558	1,024,168
Sale of affiliate interest	—	—	(308)	—	(308)
Impairment loss - continuing operations	—	—	(380)	—	(380)
Other	—	(517)	517	—	—
Balance as of December 31, 2007	$206,971	$737,744	$65,207	$13,558	$1,023,480

NOTE 9.                DEBT

Bank Debt

The Company’s outstanding bank debt at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Restricted Group:
Term A-1 loan facility	$950,000	$1,000,000
Term B loan facility	3,438,750	3,482,500
	4,388,750	4,482,500

Rainbow National Services:
Term A loan facility	500,000	500,000
Revolving loan facility	—	10,000
	500,000	510,000
Total bank debt	$4,888,750	$4,992,500

Restricted Group

On February 24, 2006, the Restricted Group (comprised primarily of CSC Holdings’ cable television subsidiaries and its commercial data and voice services subsidiary) entered into a $2,400,000 credit facility with a group of banks consisting of three components:  a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $400,000 term A-2 loan facility that has since been refinanced and repaid in full, as described below.  Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses.  On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B loan facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, and fees and expenses.  The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by Cablevision’s Board of Directors.  On April 24, 2006 the approved special dividend was paid (see Note 1).

The Restricted Group credit facilities are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2007, $52,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $947,006 of the revolver was undrawn.  The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in March 2013.  The revolver has no required interim repayments, the $1,000,000 term A-1 loan facility requires quarterly repayments of $12,500 in 2008, $62,500 in 2009 and 2010 and $100,000 in 2011 and the $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013.  The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined), from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined).  The interest rate on the borrowings under the term B loan facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election.  The interest rates as of December 31, 2007 on borrowings under the term A-1 loan facility and term B loan facility was 6.40% and 6.90%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage (as defined in the term A-1 loan facility) of 5.50 times cash flow through December 31, 2008 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage (as defined in the term A-1 loan facility) of 3.50 times cash flow through December 31, 2008 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, a minimum ratio for cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit the Company’s ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility, the Company is limited in its ability to incur additional indebtedness based on a maximum total leverage ratio (as defined in the term B loan facility) of 6.00 times cash flow through December 31, 2008 with subsequent stepdowns over the life of the term B loan facility until reaching 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio (as defined in the term B loan facility) of 4.50 times cash flow.

Under the revolving credit facility and the term A-1 and term B loan facilities, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  The Company’s ability to make restricted payments is also limited by provisions in the term B loan facility and the indentures covering the Company’s notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2007.

The Company is obligated to pay fees of 0.25% to 0.50% per annum based on undrawn revolver commitment balances.

In connection with the Restricted Group credit facility, the Company incurred deferred financing costs of $42,004, which are being amortized to interest expense over the term of the Restricted Group credit facility.  In connection with the repayment of the term A-2 loan facility and the prior Restricted Group credit facility, the Company wrote-off $4,587 of unamortized deferred financing costs in 2006.

Rainbow National Services

On July 5, 2006, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of the Company entered into a replacement bank facility (the “RNS Credit Facility”) providing for an $800,000 senior secured facility which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility which was used primarily to refinance its then existing credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the RNS Credit Facility with terms and conditions that are no more restrictive than those of the RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility.

On July 5, 2006, RNS borrowed the entire $500,000 term A loan facility and $10,000 under the revolving credit facility.  RNS used the $510,000 borrowed under the RNS Credit Facility and $88,048 of additional available cash to repay all of its outstanding borrowings, accrued interest and fees due under its August 2004 $950,000 senior secured credit facility of which $592,500 was outstanding under a term loan at July 5, 2006 and to pay certain fees and expenses incurred in connection with the RNS Credit Facility.  RNS may use future borrowings under the credit agreement to make investments, distributions, and other payments permitted under the RNS Credit Facility and for general corporate purposes.  The borrowings under the RNS Credit Facility may be repaid without penalty at any time.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC (“RPH”), the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  Borrowings under the RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the RNS Credit Facility)), or the Eurodollar Rate (as defined in the RNS Credit Facility).  The interest rate under the RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  At December 31, 2007, the interest rate on the term A loan facility was 6.15%.  The term A loan is to be repaid in quarterly installments of $6,250 from March 31, 2008 until December 31, 2010, $12,500 from March 31, 2011 until December 31, 2012, and $162,500 on March 31, 2013 and June 30, 2013, the term A loan maturity date.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

As defined in the RNS Credit Facility, the financial covenants consist of (i) a minimum ratio of operating cash flow to total interest expense for each quarter of 1.75 to 1, (ii) a maximum cash flow ratio of total indebtedness to operating cash flow of 6.75 to 1 through June 30, 2008, decreasing thereafter to 6.25 to 1, and (iii) a maximum senior secured leverage ratio of senior secured debt to operating cash flow of 5.50 to 1.  Additional covenants include restrictions on indebtedness, guarantees, liens, investments, dividends and distributions and transactions with affiliates.

RNS was in compliance with all of its financial covenants under its credit agreement as of December 31, 2007.

RNS is obligated to pay fees of 0.375% per annum on any undrawn revolver commitment.

In connection with the RNS Credit Facility, RNS incurred deferred financing costs of $5,536, which are being amortized to interest expense over the term of the RNS Credit Facility.  The Company recorded $6,084 as a write-off of deferred financing costs associated with the repayment of the August 2004 credit facility in 2006.

Senior Notes and Debentures

The following table summarizes the Company’s senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Face	December 31,
Issuer	Issued	Date	Rate	Amount	2007	2006

CSC Holdings (a)	December 1997	December 2007	7.875%	$500,000	$—	$499,952

CSC Holdings (b)	July 1998	July 2008	7.25%	500,000	500,000	500,000
CSC Holdings (b)	July 1999	July 2009	8.125%	500,000	499,650	499,423
CSC Holdings (b)	August 1997	August 2009	8.125%	400,000	399,793	399,668
CSC Holdings (b)	March 2001	April 2011	7.625%	1,000,000	998,957	998,635
CSC Holdings (c) (e)	April 2004	April 2012	6.75%	500,000	500,000	500,000
RNS (d)	August 2004	September 2012	8.75%	300,000	298,745	298,476
CSC Holdings (b)	February 1998	February 2018	7.875%	300,000	298,264	298,088
CSC Holdings (b)	July 1998	July 2018	7.625%	500,000	499,739	499,714
					3,995,148	4,493,956

(a)                      In December 2007, the Company redeemed these senior notes utilizing cash on hand.

(b)                     These notes are not redeemable by the Company prior to maturity.

(c)                      The Company may redeem some or all of the notes at any time at a make-whole redemption price calculated by reference to market interest rates for comparable maturity treasury notes plus a spread.

(d)                     The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.375% of face value at any time on or after September 1, 2008, 102.188% of face value on or after September 1, 2009, and 100% of face value on or after September 1, 2010.

(e)                      During 2007 these notes were exchanged for registered notes as required by the purchase agreement under which the notes were sold and consequently, the interest rate decreased from 7.25% to 6.75%.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Senior Subordinated Notes and Debentures

In August 2004, RNS issued $500,000 face amount of 10 3/8% senior subordinated notes due September 1, 2014.  These senior subordinated notes were discounted $3,915, upon original issuance.  These notes are guaranteed by substantially all of the subsidiaries of RNS.  RNS may redeem the senior subordinated notes, in whole or in part, at a redemption price equal to 105.188% of face value on or after September 1, 2009, 103.458% on or after September 1, 2010, 101.729% on or after September 1, 2011, and 100% on or after September 1, 2012.  The notes are redeemable at the redemption price plus accrued and unpaid interest through the redemption date.

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member, RPH), an indirect wholly-owned subsidiary of Rainbow Media Holdings, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its senior subordinated notes due 2014, representing 35% of the outstanding notes, at the redemption price of 110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium, and wrote-off the related unamortized deferred financing costs of $2,919.  The carrying value of these notes at December 31, 2007 was $323,311.

In June 2006, the Company redeemed its CSC Holdings 10 1/2% senior subordinated debentures due May 2016 at a redemption price of 105.25%.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $13,125, representing the redemption premiums paid and wrote-off the remaining deferred financing costs of $3,412.

The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Summary of Five Year Debt Maturities

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2007, including collateralized indebtedness (see Note 10) and capital leases (including interest), during the five years subsequent to December 31, 2007, are as follows:

Years Ending December 31,

2008	$843,378
2009	1,886,322
2010	318,867
2011	1,493,867
2012	3,331,517

NOTE 10.              COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  On December 31, 2007, all of the Company’s interest rate swap agreements to pay floating rates of interest with a total notional amount of $450,000 matured.  At December 31, 2006, the fair value of such contracts was $6,568, a net liability position.  These agreements were not designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below.  These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract’s inception.  As of December 31, 2007 and 2006, the total notional value of such contracts was $105,061, and the fair values of such contracts aggregated $5,009 and $10,340, a net liability position, respectively.  These agreements have not been designated as hedges for accounting purposes.

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As a result of these transactions, the interest rate paid on approximately 84% of the Company’s debt as of December 31, 2007 is fixed.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2007:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company as of December 31, 2007

April 2008	$500,000	5.24%	5.09%

April 2009	$600,000	5.25%	5.09%

June 2010	$2,600,000	5.34%	4.83%

As of December 31, 2007 and 2006, the interest rate swap contracts noted above had a fair value and carrying value of $108,141 and $31,398, a net liability position, respectively, as reflected under derivative contracts in the Company’s consolidated balance sheets.

The changes in the fair value of the Company’s swap agreements and the net realized losses as a result of net cash interest expense for the years ended December 31, 2007, 2006 and 2005 aggregating $(76,568), $(39,360) and $(16,497), respectively, are reflected in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings.  The Company had monetized all of its stock holdings in Charter Communications, Inc., AT&T Inc., Comcast Corporation, General Electric Company and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  The contracts set a floor and cap on the Company’s participation in the changes in the underlying stock prices and at maturity are expected to offset declines in the fair values of the underlying stock below the hedge price per share, while allowing the Company to retain upside appreciation from the hedge price per share to the cap price.  At maturity, the contracts provide for the option to deliver cash or shares of AT&T, Comcast, Charter Communications, General Electric or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity.

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity derivatives of $51,162 and $(82,009), at December 31, 2007 and 2006, respectively, have been reflected in the accompanying consolidated balance sheets as an asset (liability) and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $214,712, $(214,352) and $135,677, for the years ended December 31, 2007, 2006 and 2005, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded a gain (loss) on investments of $(213,754), $284,096 and $(135,082) respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

2007 Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the year ended December 31, 2007.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications and Leapfrog common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.

	Charter	Leapfrog	Total

Number of shares	3,724,460	800,000

Collateralized indebtedness settled	$(83,231)	$(19,238)	$(102,469)
Prepaid forward contracts	70,903	10,638	81,541
Fair value of underlying securities delivered	12,328	8,600	20,928
Net cash payment	$—	$—	$—

2006 Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the year ended December 31, 2006.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications and AT&T common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast and General Electric shares were settled by delivering the cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

	Charter	AT&T	Comcast	General Electric	Total

Number of shares	5,586,687	3,449,785	7,159,206	12,742,033

Collateralized indebtedness settled	$(125,907)	$(165,036)	$(266,224)	$(314,028)	$(871,195)
Prepaid forward contracts	119,177	63,974	31,385	(50,864)	163,672
Fair value of underlying securities delivered	6,730	101,062	—	—	107,792
Net cash payment	—	—	(234,839)	(364,892)	(599,731)

Proceeds from new monetization contracts	—	—	212,774	382,261	595,035
Proceeds from prepaid interest rate swap contract	—	—	6,496	—	6,496
	—	—	219,270	382,261	601,531
Net cash receipt (payment)	$—	$—	$(15,569)	$17,369	$1,800

At December 31, 2007, the Company has principal collateralized indebtedness obligations of $219,073 relating to shares of Comcast and General Electric common stock that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.  In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2007, this settlement amount totaled $492.

NOTE 11.              INCOME TAXES

The Company and its 80% or more owned subsidiaries were included in the consolidated federal income tax returns of Cablevision for the years presented herein.  The income tax provision for the Company is determined on a stand-alone basis as if the Company filed separate consolidated income tax returns.

Income tax expense (benefit) attributable to the Company’s continuing operations consists of the following components:

	Years Ended December 31,
	2007	2006	2005
Current expense:
Federal	$13,962	$—	$—
State and other	3,957	9,546	9,493
	17,919	9,546	9,493
Deferred expense (benefit):
Federal	62,124	(43,432)	(23,724)
State	42,253	(53,745)	(16,995)
	104,377	(97,177)	(40,719)
Tax expense, including accrued interest, recognized pursuant to FIN 48	12,333	—	—

Income tax expense (benefit)	$134,629	$(87,631)	$(31,226)

The income tax benefit attributable to the Company’s continuing operations for 2005 excludes deferred federal and state tax benefits of $1,256, resulting from the exercise of stock options, which were credited directly to paid-in capital.   No income tax benefit has been recognized as an increase to paid in capital with regard to excess tax benefits occurring during 2007 and 2006.

The income tax expense attributable to the Company’s discontinued operations was classified as deferred income tax expense for all periods presented (see Note 6).

In connection with the tax allocation policy between the Company and Cablevision, the Company has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from the Company, both in the amount of $13,969, representing the estimated federal income tax liability of the Company for the year ended December 31, 2007 as determined on a stand-alone basis as if the Company filed separate federal consolidated income tax returns.

The income tax expense (benefit) attributable to the Company’s continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2007	2006	2005

Federal tax expense (benefit) at statutory federal rate	$81,843	$(53,783)	$(33,105)
State income taxes, net of federal benefit	17,200	(17,489)	(5,769)
Changes in the valuation allowance	(536)	(10,404)	6,459
Change in the state rate used to determine deferred taxes, net of federal benefit	10,352	1,706	(6,701)
Tax expense, including accrued interest, recognized pursuant to FIN 48, net of deferred tax benefits	8,849	—	—
Reduction of a tax contingency liability	—	(16,356)	—
Favorable settlement of an issue with a taxing authority	—	(5,013)	—
Nondeductible officers’ compensation	9,355	4,443	6,226
Other nondeductible expenses	6,285	6,768	10,637
Other	1,281	2,497	(8,973)
Income tax expense (benefit)	$134,629	$(87,631)	$(31,226)

For the Company, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred Tax Asset (Liability)
Current
Benefits of tax loss carryforwards	$285,155	$121,047
Compensation and benefit plans	21,516	62,201
Allowance for doubtful accounts	3,285	4,416
Restructuring liabilities	943	1,723
Investments	—	14,694
Other liabilities	42,554	37,368
Deferred tax asset	353,453	241,449
Valuation allowance	(9,778)	(5,412)
Net deferred tax asset, current	343,675	236,037
Investments	(60,192)	—
Deferred tax liability, current	(60,192)	—
Net deferred tax asset, current	283,483	236,037

Noncurrent
Benefits of tax loss and credit carryforwards	483,787	912,845
Compensation and benefit plans	109,819	87,992
Other	22,771	32,895
Deferred tax asset	616,377	1,033,732
Valuation allowance	(17,052)	(23,076)
Net deferred tax asset, noncurrent	599,325	1,010,656
Fixed assets and intangibles	(435,167)	(461,372)
Investments	(118,959)	(221,902)
Partnership investments	(596,827)	(573,744)
Other assets	(17,985)	(16,481)
Deferred tax liability, noncurrent	(1,168,938)	(1,273,499)
Net deferred tax liability, noncurrent	(569,613)	(262,843)
Total net deferred tax liability	$(286,130)	$(26,806)

At December 31, 2007, the Company had consolidated federal tax net operating loss carryforwards (“NOLs”) of $1,811,214, expiring on various dates through 2026.  The Company has recorded a deferred tax asset for such NOLs.

The Company’s NOLs expire as follows:

2019	$276,052
2020	87,952
2021	364,501
2022	171,492
2023	338,904
2024	507,547
2026	64,766
Total	$1,811,214

The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $79,588 and $11,866 in 2007 and 2006, respectively.  These ‘windfall’ deductions result in excess tax benefits that must be analyzed to determine whether realization has occurred.  The Company uses the ‘with-and-without’ approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recognized as an increase to paid-in capital.  Given the Company’s NOL position, no income tax benefit has been recognized for such excess tax benefits.  Accordingly, the NOLs for the Company disclosed above exclude such windfall tax deductions occurring in 2007 and 2006.

As of December 31, 2007, the Company has $14,062 of alternative minimum tax credit carry forwards, which do not expire.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against certain of its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  Management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except for certain of its deferred tax assets against which a valuation allowance has been recorded relating to certain state NOLs.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of FIN 48 resulted in a charge of $442 to the opening balance of the accumulated deficit.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$10,353
Increases related to prior year tax positions	9,532
Decreases related to prior year tax positions	(12)
Increases related to current year tax positions	811
Settlements	(13,780)
Lapse of statute of limitations	(182)
Balance at December 31, 2007	$6,722

As of December 31, 2007, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company’s tax returns, the Company’s income tax expense attributable to continuing operations would decrease by $5,599.

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy.  Interest expense of $2,184 and the associated deferred tax benefit of $893 have been recognized during the year ended December 31, 2007 and are included in income tax expense attributable to continuing operations in the consolidated statement of operations.  At December 31, 2007, accrued interest on uncertain tax positions was $581 and was included in other noncurrent liabilities in the consolidated balance sheet.

Management does not believe that it is reasonably possible that the total amount of unrecognized tax benefit for uncertain tax positions existing as of December 31, 2007, based on information available as of that date, will significantly increase or decrease within twelve months of December 31, 2007.

As of January 1, 2007, the Company had a liability recorded with regard to the Ohio income tax audit for the year ended December 31, 2000 of $10,937, including accrued interest.  In April 2007, the Company settled the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest.  In 2007, the Company recognized additional income tax expense of $7,063, excluding the related deferred tax benefit.

In July 2007, the IRS completed its audit of the Company’s consolidated federal income tax returns for 2002 and 2003.  The completion of this audit did not have a significant effect on the Company’s consolidated financial statements.  In October 2007, the IRS began an audit of the Company’s consolidated federal income tax returns for 2004 and 2005.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2003.  The most significant jurisdictions in which the Company is required to file income tax returns include the state of New York, New Jersey and Connecticut and the city of New York.  In September 2007, the state of New York started an audit of 2003 through 2005.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.

NOTE 12.                                          OPERATING LEASES

The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits. Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $92,522, $81,642 and $78,984, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company’s pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2007, 2006 and 2005 amounted to $14,467, $13,777 and $12,325, respectively.

Madison Square Garden operates Radio City Music Hall under a long-term lease.  Under the terms of the lease agreement, Madison Square Garden is required to meet certain net worth, cash flow, and building utilization requirements.  In the event Madison Square Garden were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

The minimum future annual payments for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2008 through December 31, 2012, at rates now in force are as follows:

2008	$106,626
2009	104,258
2010	99,033
2011	93,744
2012	88,852
Thereafter	502,041

NOTE 13.                                          AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

The following table reflects the Company’s ownership percentages and balances of equity method investments as of December 31, 2007 and 2006:

	Ownership Percentages		Investment Balances
	December 31,
	2007	2006	2007	2006
Fox Sports Net New England (a)	—	50.0%	$—	$47,656
Other	22.2%	22.2%	—	2,294
Net investment in affiliates			$—	$49,950

The Company’s share of the net income (loss) of these affiliates for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005
Fox Sports Net New England (a)	$4,467	$6,698	$6,645
National Sports Partners (b)	—	—	(3,379)
National Advertising Partners (b)	—	—	(47)
Other	(90)	—	—
	$4,377	$6,698	$3,219

(a)                      See Note 3 for a discussion regarding the sale of the Company’s ownership interest in Fox Sports Net New England in June 2007.

(b)                     See Note 3 for a discussion of the Regional Programming Partners restructuring in 2005 which eliminated the Company’s ownership interest in these entities.

The following table includes certain unaudited financial information for Fox Sports Net New England as of December 31, 2006:

December 31, 2006
(unaudited)
Total assets (a)	$85,861
Total liabilities	13,502

(a)                                  Includes $477 due to Fox Sports New England from the Company at December 31, 2006.

Prior to sale of the Company’s interest in Fox Sports Net New England in 2007 and National Sports Partners and National Advertising Partners in 2005, the Company had provided certain transmission and production services to these affiliates.  For the years ended December 31, 2007, 2006 and 2005, $741, $1,358 and $1,608, respectively, of revenues were earned from services provided to these entities.  Costs incurred by the Company for these programming, entertainment and advertising services provided by these affiliates and included in operating expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $325, $342 and $3,509, respectively.

Other Affiliates and Related Parties

During 2007, 2006 and 2005, the Company provided services to or incurred costs on behalf of other affiliates, primarily with the Company’s parent, Cablevision and, including from time to time, members of the Dolan family or to entities owned by members of the Dolan family.  All costs incurred on behalf of these affiliates are reimbursed to the Company.  Aggregate amounts due from and due to these affiliates at December 31, 2007 and 2006 are summarized below:

	December 31,
	2007	2006
Advances to affiliates	$361,770	$229,677
Accounts payable to affiliates	253	94

Dolan Family Group Transaction

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), an entity owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  The terms of the merger agreement provided that Central Park Merger Sub, Inc. would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company (the “Proposed Merger”).

On October 24, 2007, the Proposed Merger was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval.  Subsequently, the parties terminated the merger agreement pursuant to its terms.

Rainbow DBS

In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a private company formed by two of the Company’s Class B shareholders, Charles F. Dolan and Thomas C. Dolan,

had planned to acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the agreement with EchoStar (see Note 3).  The letter of intent between the Company and VOOM HD, LLC expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS satellite distribution operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  In accordance with the March 2005 Agreement, Charles F. Dolan deposited $15,000 with the Company to fund any expenditures above those contemplated in the shutdown budget, net of March 2005 revenue earned.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown effective April 30, 2005 and the Board of Directors confirmed such shutdown decision at a meeting on April 7, 2005.

Cash deposited by Charles F. Dolan under the March 2005 Agreement that was not used to fund costs or segregated to pay costs associated with new commitments or other agreements of $8,663 was returned to him prior to December 31, 2005.  Cash of $6,337 deposited by Charles F. Dolan which was used to fund the incremental costs less March 2005 revenue earned related to the Rainbow DBS satellite distribution business, net of the related discounted income tax benefit to the Company, was recorded as a deemed net equity contribution in 2005.

NOTE 14.                                          BENEFIT PLANS

Adoption of Statement No. 158

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158 which requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Statement No. 158 also requires plan assets and obligations to be measured as of the employers’ balance sheet date.  The measurement provision of Statement No. 158 will be effective on January 1, 2009 for the Company with early application encouraged.  This will not have an impact to the Company’s financial position or results of operations as its current measurement date is December 31 for all plans.

Prior to the adoption of the recognition provisions of Statement No. 158, the Company accounted for its defined benefit postretirement plans under Statement No. 87 and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”). Statement No. 87 required that a liability (additional minimum pension liability or “AML”) be recorded when the accumulated benefit obligation (“ABO”) liability exceeded the fair value of plan assets.  Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity (deficit). Statement No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date.  Under both Statement No. 87 and Statement No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods.

Upon adoption of the recognition provisions of Statement No. 158, the Company recognized the amounts of prior changes in the funded status of their postretirement benefit plans through accumulated other comprehensive loss.  As a result, the Company recognized the following adjustments in individual line items of its consolidated balance sheet as of December 31, 2006:

	Prior to AML and Statement No. 158 Adjustments	Pretax 2006 AML Adjustment	Pretax Effect of Adopting Statement No. 158	Post AML and Statement No. 158 Adjustments
Accrued employee related costs	$69,389	$—	$(69,389)	$—
Defined benefit obligations	—	2,516	81,092	83,608
Accumulated other comprehensive loss	(6,028)	(2,516)	(11,703)	(20,247)

Income tax benefits associated with the effect of adopting Statement No. 158 and the 2006 AML adjustment amounted to $4,799 and $1,032, respectively.

The adoption of Statement No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented and did not have a material impact to any of the Company’s debt covenants under its various credit agreements.

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the “Cablevision Qualified and Non-qualified Defined Benefit Plans)

The Company sponsors a non-contributory qualified defined benefit Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of non-union employees other than those of the theater business.  Under the Retirement Plan, the Company credits a certain percentage of eligible base pay into an account established for each participant which is credited with a market based rate of return annually.

The Company also maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan (“Excess Cash Balance Plan”) covering certain employees of the Company who participate in the Retirement Plan, and an unfunded supplemental defined benefit plan (the “CSC Supplemental Benefit Plan”) for the benefit of certain officers and employees of the Company.  As part of the CSC Supplemental Benefit Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant’s average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

Madison Square Garden Retirement Plans (collectively, the “Madison Square Garden Qualified and Non-qualified Defined Benefit Plans)

Madison Square Garden sponsors a non-contributory qualified defined benefit pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation.

Madison Square Garden also maintains an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees of Madison Square Garden who participate in the underlying qualified plan.  This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s compensation as defined by the plan.

As of December 31, 2007, both the MSG Plan and the non-qualified defined benefit pension plan for the benefit of certain employees of Madison Square Garden were amended.  The amendments “froze” all benefits earned through December 31, 2007 and eliminated the ability of participants to earn benefits for future service under these plans.  Effective January 1, 2008, the Retirement Plan and the Excess Cash Balance Plan were amended to permit affected MSG Plan participants to earn benefits under these plans.  The Retirement Plan and Excess Cash Balance Plan will provide incremental, but reduced benefits to affected participants for future services, from what they would have received under the MSG Plan and the Madison Square Garden non-qualified defined benefit pension plan. Accordingly, the Company has accounted for this transaction as a negative plan amendment which reduced the liability relating to these plans by $18,803 with the offset to accumulated other comprehensive income.  This amount will be amortized into income as a reduction of future periodic pension expense over the estimated remaining work lives of affected participants.

In addition, Madison Square Garden sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“MSG Union Plans”).  Benefits payable to retirees under these plans are based upon years of service and, for one plan, participants’ compensation, and are funded through trusts established under the plans.

Other Postretirement Benefit Plan

Madison Square Garden sponsors a contributory welfare plan (“Madison Square Garden Postretirement Benefit Plan”) which provides certain postretirement health care benefits to certain of its employees hired prior to January 1, 2001 and their dependents.

Defined Contribution Benefit Plans

The Company also maintains the Cablevision CHOICE 401(k) savings plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  The Company also has four additional 401(k) plans covering various union employees, as well as employees of certain businesses.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the respective plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan for which the Company provides a matching contribution similar to the Cablevision CHOICE 401(k) Savings Plan.  The cost associated with these plans was $18,155, $16,850 and $13,511 for the years ended December 31, 2007, 2006 and 2005, respectively.

Multi-employer Plans

Madison Square Garden also contributes to various multiemployer pension plans.  Contributions made to these multiemployer plans for the years ended December 31, 2007, 2006 and 2005 amounted to $6,323, $6,966 and $5,846, respectively.

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company’s consolidated balance sheets for all of the Company’s qualified and non-qualified defined benefit pension and other postretirement benefit plans at December 31, 2007 and 2006:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2007	2006	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$177,656	$142,922	$99,809	$93,670	$6,907	$7,494
Service cost	31,615	29,378	4,805	4,988	367	399
Interest cost	10,045	8,212	5,919	5,441	380	361
Amendments	207	—	(18,803)	—	—	—
Actuarial loss (gain)	2,911	3,776	(10,241)	(2,718)	(1,170)	(1,086)
Benefits paid	(8,844)	(6,632)	(1,688)	(1,572)	(238)	(261)
Benefit obligation at end of year	213,590	177,656	79,801	99,809	6,246	6,907

Change in plan assets:
Fair value of plan assets at beginning of year	146,220	116,604	54,544	45,198	—	—
Actual return on plan assets	9,551	10,737	3,841	5,091	—	—
Employer contributions	28,447	25,511	12,216	5,827	—	—
Benefits paid	(8,844)	(6,632)	(1,688)	(1,572)	—	—
Fair value of plan assets at end of year	175,374	146,220	68,913	54,544	—	—

Unfunded status at end of year*	(38,216)	(31,436)	(10,888)	(45,265)	(6,246)	(6,907)
Unrecognized actuarial loss	12,811	7,697	3,183	12,806	(579)	580
Unrecognized prior service cost (credit)	207	—	(18,569)	258	(1,050)	(1,182)
Unrecognized transition asset	—	—	(2)	(5)	—	—
Net amount recognized	$(25,198)	$(23,739)	$(26,276)	$(32,206)	$(7,875)	$(7,509)

*                             The aggregate unfunded status at December 31, 2007 relating to the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans was $14,766, net of aggregated plan assets in excess of plan obligations of $3,878.

The accumulated benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans and Madison Square Garden Qualified and Non-qualified Defined Benefit Plans aggregated $292,562 and $252,952 for the years ended December 31, 2007 and 2006, respectively.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year relating to the defined benefit and other post retirement benefit plans are as follows:

Prior service credit recognition	$(1,726)
Actuarial loss	116
Transition asset recognition	(2)
Total	$(1,612)

The Company’s net unfunded liability relating to its defined benefit and other postretirement benefit plans at December 31, 2007 is as follows:

Cablevision Qualified and Non-qualified Defined Benefit Plans	$(38,216)
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	(14,766)
Madison Square Garden Postretirement Benefit Plan	(6,246)
(59,228)
Less: Current portion	1,632
Long-term defined benefit plan and other postretirement plan obligations	$(57,596)

Long-term defined benefit plan asset	$3,878

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the years ended December 31, 2007, 2006 and 2005, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Postretirement Benefit Plan
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$31,615	$29,378	$26,593	$4,805	$4,988	$4,205	$367	$399	$415
Interest cost	10,045	8,212	6,727	5,919	5,441	4,508	380	361	361
Expected return on plan assets	(11,745)	(9,882)	(8,046)	(4,569)	(3,686)	(3,032)	—	—	—
Recognized prior service cost (credit)	—	11	62	25	25	29	(133)	(133)	(156)
Recognized actuarial loss (gain)	—	—	93	111	627	117	(10)	(4)	17
Recognized transition asset	—	—	—	(3)	(3)	(3)	—	—	—
Net periodic benefit cost	$29,915	$27,719	$25,429	$6,288	$7,392	$5,824	$604	$623	$637

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost and benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2007	2006	2005	2007	2006

Discount rate	5.80%	5.80%	6.05%	5.75%	5.80%
Rate of increase in future compensation levels	4.40%	4.15%	4.12%	4.50%	4.40%
Rate of return on plan assets (qualified plans only)	8.00%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost and benefit obligations for the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2007	2006	2005	2007	2006

Discount rate	6.14%	5.75%	6.00%	6.15%	6.14%
Rate of increase in future compensation levels	4.39%	4.00%	3.16%	3.00%	4.39%
Rate of return on plan assets (qualified plans only)	8.00%	8.00%	8.00%	N/A	N/A

In 2007, 2006 and 2005, the discount rate used by the Company was determined (based on the expected duration of the benefit payments for the pension plan) by referring to applicable bond yields (such as Moody’s Aaa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine net periodic benefit cost and benefit obligations for the Madison Square Garden Postretirement Benefit Plan are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2007	2006	2005	2007	2006

Discount rate	6.05%	5.75%	6.00%	6.05%	6.05%
Health care trend rate assumed for next year	9.00%	9.00%	8.00%	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012	2009	2014	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	Increase (Decrease) in net Periodic Benefit Cost for the Years Ended December 31,			Increase (Decrease) in Benefit Obligations at December 31,
	2007	2006	2005	2007	2006
One percentage point increase	$121	$129	$137	$772	$1,001
One percentage point decrease	$(101)	$(107)	$(114)	$(663)	$(840)

Plan Assets and Investment Policy

The weighted average asset allocation of Cablevision’s Retirement Plan at December 31, 2007 and 2006 was as follows:

	Plan Assets at December 31,
	2007	2006
Asset Category:

Equity securities	64%	57%
Fixed income securities	28	34
Other	8	9
	100%	100%

The weighted average asset allocation of the MSG Plan at December 31, 2007 and 2006 was as follows:

	Plan Assets at December 31,
	2007	2006
Asset Category:

Equity securities	64%	62%
Fixed income securities	28	29
Other	8	9
	100%	100%

On January 1, 2007, the Cablevision and MSG qualified defined benefit plan assets were pooled together into the Cablevision Retirement Plan Master Trust (“Master Trust”).  Although assets of these plans are commingled in the Master Trust, the trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans.  The net investment income or loss of the investment assets is allocated by the trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the plans.

The Master Trust’s investment objectives are to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the plans.  This requires the Master Trust to subject a portion of its assets to increased risk to generate a greater rate of return.  The investments held in the Master Trust are readily marketable and can be sold to fund benefit payment obligations of the plans as they become payable.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to Cablevision’s Qualified and Non-qualified Defined Benefit Plans:

2008	$20,141
2009	27,401
2010	34,778
2011	29,223
2012	31,245
2013-2017	171,545

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans:

2008	$2,311
2009	2,574
2010	2,722
2011	2,816
2012	2,921
2013-2017	18,219

Of the amounts expected to be paid in 2008, the Company has recorded $1,632 as a current liability in its consolidated balance sheets at December 31, 2007, since this amount represents the aggregate benefit payment obligation payable in the next twelve months that exceeds the fair value of aggregate plan assets at December 31, 2007.

The Company makes contributions to the Retirement Plan, the MSG Plan and MSG Union Plans, which are all qualified defined benefit plans.  The Company currently expects to contribute approximately $34,200 and $294 to the Retirement Plan and to the MSG Union Plans in 2008, respectively.

NOTE 15.              EQUITY AND LONG-TERM INCENTIVE PLANS

Equity Plans

Cablevision has employee stock plans under which it is authorized to grant incentive stock options, nonqualified stock options, restricted shares, stock appreciation rights, and bonus awards.  The exercise price of stock options cannot be less than the fair market value per share of Cablevision’s Class A common stock on the date the option is granted and the options expire no later than ten years from date of grant (or up to one additional year in the case of the death of a holder of nonqualified options).  Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.  Options and stock appreciation rights granted in 2006 and, 2005 and 2004 typically vest in 33-1/3 annual increments beginning one year from the date of grant.  Restricted shares granted in 2006, 2005 and 2004 were typically subject to four year cliff vesting.  Performance based options granted in 2007 and 2005 were typically subject to approximately three year or two year cliff vesting, with exercisability subject to performance criteria.

Cablevision adopted Statement No. 123R on January 1, 2006, using the modified prospective method.  The modified prospective method requires that share-based compensation expense be recorded for the unvested portion of the restricted shares, stock options and stock appreciation rights outstanding at December 31, 2005, over the remaining service periods related to such awards.  Cablevision will continue using the Black-Scholes valuation model in determining the fair value of share-based payments.  In accordance with the pro forma disclosure requirements of Statement No. 123, Cablevision recognized the majority of the share-based compensation costs using the accelerated recognition method.  Subsequent to January 1, 2006, Cablevision will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method and will recognize the cost for new share-based awards on a straight-line basis over the requisite service period.  In connection with Cablevision’s adoption of Statement No. 123R, the Company recorded $862 as a cumulative change in accounting principle, net of taxes on the Company’s consolidated statement of operations.  Share-based compensation allocated to the Company by Cablevision for the years ended December 31, 2007, 2006 and, 2005 was $52,039, $80,587 and $26,706, respectively, and has been recorded as a component of selling, general and administrative expense.

Long-Term Incentive Plans

In April 2006, Cablevision’s Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision’s stockholders at its annual stockholders meeting in May 2006.

Prior to the Cash Incentive Plan, Cablevision had a Long-Term Incentive Plan, under which certain executives had been granted cash awards, some of which were performance based, that vested over varying required service periods and were typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under this plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provided that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $687, $900 and $911, respectively for the years ended December 31, 2007, 2006 and 2005.  As of December 31, 2007 and 2006, $6,745 and $23,850 was outstanding in respect of advances made pursuant to this plan.

In connection with long-term incentive awards granted under the two plans, the Company has recorded expenses of $69,767, $59,144 and $41,857 for the years ended December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, the Company had accrued $47,562 for performance-based awards for which the performance criteria had not yet been met as of December 31, 2007 as such awards are based on achievement of certain performance criteria through December 31, 2009.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards.  If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.  In addition, as of December 31, 2007, the Company had approximately $53,500 accrued in connection with the 2005 awards discussed below.

On February 25, 2008, the Compensation Committee of the Company's Board of Directors approved an amendment of the terms of the 2005 three-year cash performance awards ("2005 Awards") awarded by the Company in 2005 to each of the Company's executive officers at that time and 110 other members of management under the Company's Long-Term Incentive Plan.  The 2005 Awards, which aggregated approximately $53,500, are payable in March 2008 if the Company has met certain compounded annual growth rate targets ("CAGR") for both net revenues ("Net Revenue") and adjusted operating cash flow ("AOCF") over the 2005-2007 period.  The terms of the 2005 Awards required adjustment for divestitures of any operating entities during the plan period to eliminate the impact of such sales from the actual performance as well as the CAGR targets.  During the plan period, the Company sold and shutdown several businesses.  The original Net Revenue CAGR target, when adjusted for the dispositions, was achieved.  The original AOCF CAGR target, when adjusted for the dispositions, would have resulted in a 1.3 percentage point upward adjustment of the AOCF CAGR target causing the Company's actual performance to fall short of the adjusted AOCF target.  The Compensation Committee approved the amendment of the 2005 Awards so that the original AOCF CAGR target for the 2005 Awards continued to apply without adjusting the target for the dispositions.  Accordingly, it is expected that payment of the 2005 Awards will be made in early March 2008.

As a result of this amendment, awards payable to the Company's four most highly compensated executive officers will not be deemed to be performance based compensation and therefore not deductible for income tax purposes.  This will result in a loss of approximately $10,000 of deductible expense.  The Company's NOL for federal income tax purposes was $1,811,214 at December 31, 2007.

NOTE 16.                                          CONTRACTUAL OBLIGATIONS

Future cash payments required under unconditional purchase obligations pursuant to contracts entered into by the Company in the normal course of business are as follows as of December 31, 2007:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Programming obligations (1)	$2,652,556	$869,731	$1,151,002	$605,136	$26,687	$—
Purchase obligations (2)	1,814,466	394,123	340,679	169,182	910,482	—
Guarantees (3)	518	518	—	—	—	—
Letters of credit (4)	55,199	3,367	559	—	51,273	—

Total	4,522,739	1,267,739	1,492,240	774,318	988,442	—

Contractual obligations reflected on the balance sheet:
Contract obligations (5)	37,065	12,993	4,019	6,283	13,770	—
Taxes (6)	3,763	—	—	—	—	3,763

Total	$4,563,567	$1,280,732	$1,496,259	$780,601	$1,002,212	$3,763

(1)                      Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s video subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2007 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2007.

(2)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that the Company has with professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of to the Company’s operations.

(3)                      Consists principally of outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of shares of Comcast Corporation common stock.

(4)                      Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(5)                      Consist principally of amounts earned under employment agreements that the Company has with professional sports teams’ personnel.

(6)                      This amount represents tax liabilities, including accrued interest, recognized pursuant to FIN 48.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association (“NBA”) for luxury tax payments.

In addition, the future cash payments reflected above do not include the payments required under the Company’s agreements with EchoStar relating to VOOM, the Company’s high-definition television programming service.  EchoStar was issued a 20% interest in VOOM HD Holdings, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD Holdings by the Company.  The affiliation agreement with EchoStar providing for distribution of VOOM for a 15-year term provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar may seek to terminate the agreement under certain circumstances (see Note 3).  VOOM HD also has the right to terminate the affiliation agreement if VOOM is discontinued in the future.  On the fifth or eighth anniversary of the effective date (April 2005) of the investment agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in VOOM HD Holdings at fair value.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in DTV Norwich LLC.  The other investor has the right, for ten years, to put its remaining 10% interest to the Company at fair value to be determined by a process involving independent valuation experts.  The table above does not include any future payments that would be required upon the exercise of this put right.

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action. A hearing on the proposed settlement is scheduled to take place in April 2008.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, Cablevision filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November 29 and 30, 2007. At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims. Cablevision believes that the claims asserted by the Committee are without merit and is contesting them vigorously.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits (the “Transactions Lawsuits”) were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under “Stock Option Related Matters.”)  The New York Supreme Court ordered expedited discovery, which began in November 2006.  On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group.  On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal.  As discussed in Note 18, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which, if the merger contemplated thereby was consummated, the Dolan Family Group would obtain ownership of all of the common stock equity of Cablevision (the “Proposed Merger”).  Lawyers representing shareholders in certain of the Transactions Lawsuits, in consultation with lead counsel for the plaintiffs in the Nassau County Supreme Court options backdating litigations, participated in the negotiations to improve the financial terms of the Proposed Merger as well as to add certain contractual provisions designed to protect the rights of shareholders. Based upon the above events and circumstances, and the role that the lead counsel for the plaintiffs in the Transactions Lawsuits played in connection with the Proposed Merger, the parties subsequently reached a memorandum of understanding for the dismissal of the Transactions Lawsuits (and of the going-private claim in the cases pending in the U.S. District Court for the Eastern District of New York), subject to approval of a settlement by the Nassau County Supreme Court, and for the transfer to Cablevision, if the Proposed Merger were to be consummated, of the options-related derivative claims pending in the Nassau County Supreme Court and in the U.S. District Court for the Eastern District of New York.  Pursuant to the memorandum of understanding, the parties executed a stipulation of settlement as of September 18, 2007.  The stipulation of settlement was conditioned on, among other things, consummation of the Proposed Merger, and provided that the stipulation would become null and void and of no further force and effect in the event that this condition was not satisfied.  This condition was not satisfied.

Director Litigation

Cablevision was named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action was brought derivatively on behalf of Cablevision and named as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of

Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.  There have been no developments in the case since May 2005, when the parties agreed that defendants need not respond to the complaint until further notice from the plaintiff.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intend to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleged that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for in 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2007.  The Company filed an appeal with the New York Supreme Court Appellate Division, First Department, which affirmed the judgment on February 19, 2008.

Accounting Related Investigations

In June 2003, the Company reported that it had discovered certain improper expense accruals primarily at the national programming services of the Company’s Rainbow segment.  The improper expense recognition matter has been the subject of investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  The Company continues to fully cooperate with such investigations.

Stock Option Related Matters

The Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”), it had determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  The Company received a document request from the SEC relating to its informal investigation into these matters.  The Company continues to fully cooperate with such investigations.

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan

Family Group 2006 Proposal would not close.  There have been a series of extensions and/or stays in the Nassau County and Eastern District actions, and both actions are currently stayed until March 14, 2008.

The Company has continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation and the investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.

Antitrust Lawsuit

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants have violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a “bundled” basis and by offering programming in packaged tiers rather than on an “a la carte” basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, seek unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an “a la carte” basis.  The Company intends to defend against this lawsuit vigorously.

Other Matters

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

The fair value of the Company’s debt instruments are summarized as follows:

	December 31, 2007
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$4,888,750	$4,888,750
Collateralized indebtedness	847,154	847,581
Senior notes and debentures	3,995,148	3,933,500
Senior subordinated notes	323,311	341,250
Notes payable	1,017	1,017
	$10,055,380	$10,012,098

	December 31, 2006
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$4,992,500	$4,992,500
Collateralized indebtedness	921,574	901,035
Senior notes and debentures	4,493,956	4,545,089
Senior subordinated notes and debentures	497,011	551,682
Notes payable	18,843	19,165
	$10,923,884	$11,009,471

Fair value estimates related to the Company’s debt instruments and interest rate swap agreements discussed above are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 19.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and

Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

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

	Years Ended December 31,
	2007	2006	2005
Revenues, net from continuing operations
Telecommunications Services	$4,721,169	$4,237,707	$3,606,765
Rainbow	894,401	787,017	735,128
Madison Square Garden	950,090	854,040	804,395
All other (a)	77,873	84,391	85,385
Intersegment eliminations	(159,052)	(134,662)	(149,628)
	$6,484,481	$5,828,493	$5,082,045

Intersegment eliminations are primarily affiliate revenues recognized by the Company’s Rainbow and Madison Square Garden segments from the sale of cable network programming to the Company’s Telecommunication Services segment.

	Years Ended December 31,
	2007	2006	2005
Intersegment revenues
Telecommunications Services	$1,839	$1,529	$2,420
Rainbow	52,387	38,438	48,547
Madison Square Garden	104,816	94,695	98,661
Other	10	—	—
	$159,052	$134,662	$149,628

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2007	2006	2005
Adjusted operating cash flow from continuing operations
Telecommunications Services	$1,828,407	$1,668,554	$1,412,199
Rainbow	182,332	126,516	123,439
Madison Square Garden	147,336	72,396	120,440
All other (b)	(71,347)	(81,642)	(80,632)
	$2,086,728	$1,785,824	$1,575,446

	Years Ended December 31,
	2007	2006	2005
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(929,606)	$(915,724)	$(843,177)
Rainbow	(93,336)	(97,572)	(104,497)
Madison Square Garden	(58,180)	(60,160)	(62,834)
All other (c)	(37,766)	(46,373)	(64,203)
	$(1,118,888)	$(1,119,829)	$(1,074,711)

	Years Ended December 31,
	2007	2006	2005
Stock expense included in continuing operations
Telecommunications Services	$(24,325)	$(39,485)	$(14,657)
Rainbow	(15,781)	(25,138)	(6,424)
Madison Square Garden	(10,668)	(14,232)	(3,836)
All other (c)	(1,265)	(1,732)	(1,789)
	$(52,039)	$(80,587)	$(26,706)

	Years Ended December 31,
	2007	2006	2005
Restructuring credits (charges) included in continuing operations
Telecommunications Services	$—	$17	$(295)
Rainbow	(3,041)	(143)	—
Madison Square Garden	—	—	(366)
All other (c)	(1,692)	3,610	1,198
	$(4,733)	$3,484	$537

	Years Ended December 31,
	2007	2006	2005
Operating income (loss) from continuing operations
Telecommunications Services	$874,476	$713,362	$554,070
Rainbow	70,174	3,663	12,518
Madison Square Garden	78,488	(1,996)	53,404
All other (b)	(112,070)	(126,137)	(145,426)
	$911,068	$588,892	$474,566

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Years Ended December 31,
	2007	2006	2005
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$1,023,138	$715,029	$619,992
Other operating loss (b)	(112,070)	(126,137)	(145,426)
Operating income	911,068	588,892	474,566

Items excluded from operating income:
Interest expense	(806,406)	(795,418)	(640,041)
Interest income	36,701	32,570	15,785
Equity in net income of affiliates	4,377	6,698	3,219
Gain on sale of programming and affiliate interests, net	183,286	—	64,968
Gain (loss) on investments, net	(214,257)	290,052	(138,312)
Gain (loss) on derivative contracts, net	138,144	(253,712)	119,180
Write-off of deferred financing costs	(2,919)	(14,083)	—
Loss on extinguishment of debt	(19,113)	(13,125)	—
Minority interests	321	1,614	5,221
Miscellaneous, net	2,636	2,845	827
Income (loss) from continuing operations before income taxes	$233,838	$(153,667)	$(94,587)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  It also includes costs allocated to Fox Sports Net Bay Area, Fox Sports Net Ohio, Fox Sports Net Florida, Fox Sports Net Chicago and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

(c)                      Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, certain corporate expenses/credits and certain costs allocated to Fox Sports Net Bay Area, Fox Sports Net Ohio, Fox Sports Net Florida, Fox Sports Net Chicago and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

	December 31,
	2007	2006
Assets
Telecommunications Services	$7,671,965	$6,636,723
Rainbow (a)	2,232,820	2,249,534
Madison Square Garden	1,933,046	1,852,913
Corporate, other and intersegment eliminations	(2,327,802)	(894,243)
Assets held for sale	—	128,301
	$9,510,029	$9,973,228

(a)                      Rainbow assets include amounts due from the Rainbow DBS distribution business of $266,210 and $276,245 at December 31, 2007 and 2006, respectively, which are eliminated in consolidation.

	Years Ended December 31,
	2007	2006	2005
Capital Expenditures
Telecommunications Services	$678,384	$819,747	$695,327
Rainbow	30,925	20,598	28,423
Madison Square Garden	46,047	23,444	20,993
Corporate and other	25,950	22,044	23,909
	$781,306	$885,833	$768,652

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

NOTE 20.                                          INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2007 and 2006:

	March 31,	June 30,	September 30,	December 31,	Total
	2007	2007	2007	2007	2007
2007:
Revenues, net	$1,562,633	$1,567,984	$1,511,799	$1,842,065	$6,484,481
Operating expenses	(1,392,315)	(1,359,595)	(1,309,731)	(1,511,772)	(5,573,413)
Operating income	$170,318	$208,389	$202,068	$330,293	$911,068

Income (loss) from continuing operations	$(14,656)	$147,278	$(41,667)	$8,254	$99,209
Income (loss) from discontinued operations, net of taxes	7,597	190,018	(440)	(1,940)	195,235
Income (loss) before cumulative effect of a change in accounting principle	(7,059)	337,296	(42,107)	6,314	294,444
Cumulative effect of a change in accounting principle, net of taxes	(443)	—	—	—	(443)
Net income (loss)	$(7,502)	$337,296	$(42,107)	$6,314	$294,001

	March 31,	June 30,	September 30,	December 31,	Total
	2006	2006	2006	2006	2006
2006:
Revenues, net	$1,387,668	$1,396,789	$1,381,716	$1,662,320	$5,828,493
Operating expenses	(1,288,221)	(1,237,068)	(1,254,744)	(1,459,568)	(5,239,601)
Operating income	$99,447	$159,721	$126,972	$202,752	$588,892

Income (loss) from continuing operations	$(37,520)	$(10,586)	$(40,815)	$22,885	$(66,036)
Income (loss) from discontinued operations, net of taxes	(824)	43,113	2,578	(28,439)	16,428
Income (loss) before cumulative effect of a change in accounting principle	(38,344)	32,527	(38,237)	(5,554)	(49,608)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—	—	(862)
Net income (loss)	$(39,206)	$32,527	$(38,237)	$(5,554)	$(50,470)

NOTE 21.                                          OTHER MATTERS

Settlement with Time Warner

On September 29, 2005, AMC and Time Warner Entertainment, L.P. settled existing litigation whereby the Company simultaneously entered into 11 separate affiliation agreements with Time Warner.  These agreements included amendments and enhancements to existing affiliation agreements for some of the Company’s programming services and new affiliation agreements and new distribution for other programming services of the Company.  The amendments included a long-term extension of Time Warner’s affiliation agreement with AMC with rate and positioning terms that are favorable to AMC.  Because of the long-term benefits to the Company from the extension and enhancement of the AMC agreement, the $74,000 of required payments, all of which have been paid to Time Warner over the 2005-2007 period, attributable to AMC were capitalized as deferred carriage fees and are being amortized as a reduction to revenue over the approximate 13 year life of the extended AMC affiliation agreement.

Resolutions of Contract Disputes

In June 2006, the Company collected $26,500 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.

In connection with the resolution of another contract dispute, Fox Sports Net Chicago, which was shut down in June 2006, recorded $77,996 of affiliate revenue in June 2006 including $71,396, relating to periods prior to 2006, that had not been previously recognized due to the dispute.  Such affiliate revenue has been reported in discontinued operations.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.