Form 10-Q
period 2008-03-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2008-05-09
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☐	No ☒
CSC Holdings, Inc.	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☒	No ☐	Yes ☐	No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, Inc.	Yes ☐	No ☒

Number of shares of common stock outstanding as of May 2, 2008:

Cablevision NY Group Class A Common Stock -	233,479,892
Cablevision NY Group Class B Common Stock -	63,265,676
CSC Holdings, Inc. Common Stock -	11,595,635

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.            FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2008 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating and future financial performance.  Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•                 the level of our revenues;

•                 competition from existing competitors (such as direct broadcast satellite (“DBS”) operators and telephone companies) and new competitors (such as high-speed wireless providers) entering our franchise areas;

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

•                 the outcome of litigation and other proceedings, including the matters described under Item 3. Legal Proceedings;

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

Item 1.    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$399,106	$360,662
Restricted cash	59,015	58,416
Accounts receivable, trade (less allowance for doubtful accounts of $13,909 and $12,683)	507,322	543,151
Prepaid expenses and other current assets	196,230	189,306
Program rights, net	136,142	133,146
Deferred tax asset	327,121	232,984
Investment securities pledged as collateral	207,689	196,090
Derivative contracts	23,126	30,532
Total current assets	1,855,751	1,744,287

Property, plant and equipment, net of accumulated depreciation of $7,158,381 and $6,956,699	3,412,582	3,472,203
Notes and other receivables	37,012	40,874
Investment securities pledged as collateral	679,271	668,438
Derivative contracts	39,045	43,020
Other assets	80,143	79,740
Program rights, net	424,961	420,923
Deferred carriage fees, net	145,394	151,507
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $462,799 and $448,392	325,207	339,614
Other intangible assets, net of accumulated amortization of $109,338 and $102,487	322,962	316,830
Excess costs over fair value of net assets acquired	1,023,480	1,023,480
Deferred financing and other costs, net of accumulated amortization of $84,912 and $88,011	101,852	107,813
	$9,179,508	$9,140,577

See accompanying combined notes to condensed consolidated financial statements.

	March 31,	December 31,
	2008	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$414,709	$370,044
Accrued liabilities	773,895	834,374
Deferred revenue	154,381	198,658
Program rights obligations	108,993	110,128
Liabilities under derivative contracts	3,299	2,893
Bank debt	160,000	110,000
Collateralized indebtedness	211,839	219,073
Capital lease obligations	4,754	5,351
Notes payable	—	1,017
Senior notes and debentures	500,000	500,000
Total current liabilities	2,331,870	2,351,538

Deferred revenue	12,010	12,691
Program rights obligations	301,593	307,185
Liabilities under derivative contracts	223,964	132,647
Other liabilities	301,276	322,042
Deferred tax liability	401,774	326,736
Bank debt	4,701,250	4,778,750
Collateralized indebtedness	642,443	628,081
Capital lease obligations	58,873	60,056
Senior notes and debentures	4,995,434	4,995,148
Senior subordinated notes	323,374	323,311
Minority interests	3,971	1,182
Total liabilities	14,297,832	14,239,367

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 258,209,256 and 255,648,391 shares issued and 233,507,414 and 231,007,266 shares outstanding	2,582	2,556
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 63,265,676 shares issued and outstanding	633	633
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	143,084	130,791
Accumulated deficit	(4,838,149)	(4,806,543)
	(4,691,850)	(4,672,563)
Treasury stock, at cost (24,701,842 and 24,641,125 shares)	(429,085)	(429,084)
Accumulated other comprehensive income	2,611	2,857
Total stockholders’ deficiency	(5,118,324)	(5,098,790)
	$9,179,508	$9,140,577

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

(Dollars in thousands, except per share amounts)

(Unaudited)

	2008	2007
Revenues, net	$1,720,692	$1,562,633

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	792,439	734,570
Selling, general and administrative	421,330	371,968
Restructuring charges	390	1,329
Depreciation and amortization (including impairments)	260,992	284,448
	1,475,151	1,392,315

Operating income	245,541	170,318

Other income (expense):
Interest expense	(211,653)	(238,648)
Interest income	4,649	8,439
Equity in net income of affiliates	—	1,776
Gain (loss) on investments, net	21,616	(72,985)
Gain (loss) on derivative contracts, net	(104,910)	65,119
Minority interests	(2,905)	714
Miscellaneous, net	1,166	659
	(292,037)	(234,926)
Loss from continuing operations before income taxes	(46,496)	(64,608)
Income tax benefit	15,363	31,178

Loss from continuing operations	(31,133)	(33,430)
Income (loss) from discontinued operations, net of taxes	(473)	7,597

Loss before cumulative effect of a change in accounting principle	(31,606)	(25,833)
Cumulative effect of a change in accounting principle, net of taxes	—	(443)

Net loss	$(31,606)	$(26,276)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.11)	$(0.12)

Income (loss) from discontinued operations	$—	$0.03

Cumulative effect of a change in accounting principle	$—	$—

Net loss	$(0.11)	$(0.09)

Weighted average common shares (in thousands)	289,950	284,971

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(31,133)	$(33,430)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	260,992	284,448
Equity in net income of affiliates	—	(1,776)
Minority interests	2,905	(714)
Investment securities received from a customer bankruptcy settlement	—	(456)
Loss (gain) on investments, net	(21,616)	72,985
Unrealized loss (gain) on derivative contracts	103,104	(65,975)
Amortization of deferred financing costs and discounts on indebtedness	12,363	12,640
Amortization of other deferred costs	7,448	7,012
Share-based compensation expense related to equity classified awards	11,638	15,134
Deferred income tax	(18,591)	(33,303)
Amortization and write-off of program rights	36,185	32,170
Provision for doubtful accounts	9,610	8,844
Changes in other assets and liabilities	(111,561)	(75,606)
Net cash provided by operating activities	261,344	221,973

Cash flows from investing activities:
Capital expenditures	(193,460)	(156,294)
Proceeds from sale of equipment, net of costs of disposal	820	(83)
Decrease in investment securities and other investments	—	51
Increase in restricted cash	(1,278)	(4,463)
Additions to other intangible assets	(766)	(1,228)
Net cash used in investing activities	(194,684)	(162,017)

Cash flows from financing activities:
Proceeds from bank debt	—	18,000
Repayment of bank debt	(27,500)	(13,750)
Proceeds from stock option exercises	1,234	5,506
Dividend distribution to common stockholders	(580)	(43,820)
Payments on capital lease obligations	(1,780)	(2,029)
Deemed repurchase of restricted stock	(1)	(49,693)
Distributions to minority partners	(116)	(5,933)
Net cash used in financing activities	(28,743)	(91,719)

Net increase (decrease) in cash and cash equivalents from continuing operations	37,917	(31,763)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(152)	13,977
Net cash provided by investing activities	679	—
Net change in cash classified in assets held for sale	—	(1,230)
Net effect of discontinued operations on cash and cash equivalents	527	12,747

Cash and cash equivalents at beginning of year	360,662	524,401

Cash and cash equivalents at end of period	$399,106	$505,385

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$369,909	$331,901
Restricted cash	59,015	58,416
Accounts receivable, trade (less allowance for doubtful accounts of $13,909 and $12,683)	507,322	543,151
Prepaid expenses and other current assets	196,212	189,281
Program rights, net	136,142	133,146
Deferred tax asset	374,266	283,483
Advances to affiliates	361,471	361,770
Investment securities pledged as collateral	207,689	196,090
Derivative contracts	23,126	30,532
Total current assets	2,235,152	2,127,770

Property, plant and equipment, net of accumulated depreciation of $7,158,381 and $6,956,699	3,412,582	3,472,203
Notes and other receivables	37,012	40,874
Investment securities pledged as collateral	679,271	668,438
Derivative contracts	39,045	43,020
Other assets	80,143	79,740
Program rights, net	424,961	420,923
Deferred carriage fees, net	145,394	151,507
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $462,799 and $448,392	325,207	339,614
Other intangible assets, net of accumulated amortization of $109,338 and $102,487	322,962	316,830
Excess costs over fair value of net assets acquired	1,023,480	1,023,480
Deferred financing and other costs, net of accumulated amortization of $65,621 and $69,926	89,027	93,782
	$9,546,084	$9,510,029

See accompanying combined notes to condensed consolidated financial statements.

	March 31, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$414,709	$370,044
Accrued liabilities	706,029	800,616
Deferred revenue	154,381	198,658
Program rights obligations	108,993	110,128
Liabilities under derivative contracts	3,299	2,893
Bank debt	160,000	110,000
Collateralized indebtedness	211,839	219,073
Capital lease obligations	4,754	5,351
Notes payable	—	1,017
Senior notes and debentures	500,000	500,000
Total current liabilities	2,264,004	2,317,780

Deferred revenue	12,010	12,691
Program rights and other contract obligations	301,593	307,185
Liabilities under derivative contracts	223,964	132,647
Other liabilities	297,726	315,842
Deferred tax liability	654,900	569,613
Bank debt	4,701,250	4,778,750
Collateralized indebtedness	642,443	628,081
Capital lease obligations	58,873	60,056
Senior notes and debentures	3,495,434	3,495,148
Senior subordinated notes	323,374	323,311
Minority interests	3,971	1,182
Total liabilities	12,979,542	12,942,286

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Preferred Stock, $.01 par value, 9,487,500 shares authorized, none issued	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 11,595,635 shares issued and outstanding	116	116
Paid-in capital	194,486	182,721
Accumulated deficit	(3,630,671)	(3,617,951)
	(3,436,069)	(3,435,114)
Accumulated other comprehensive income	2,611	2,857

Total stockholder’s deficiency	(3,433,458)	(3,432,257)
	$9,546,084	$9,510,029

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007

Revenues, net	$1,720,692	$1,562,633

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	792,439	734,570
Selling, general and administrative	421,330	371,968
Restructuring charges	390	1,329
Depreciation and amortization (including impairments)	260,992	284,448
	1,475,151	1,392,315

Operating income	245,541	170,318

Other income (expense):
Interest expense	(178,258)	(205,105)
Interest income	4,418	6,722
Equity in net income of affiliates	—	1,776
Gain (loss) on investments, net	21,616	(72,985)
Gain (loss) on derivative contracts, net	(104,910)	65,119
Minority interests	(2,905)	714
Miscellaneous, net	1,166	659
	(258,873)	(203,100)

Loss from continuing operations before income taxes	(13,332)	(32,782)

Income tax benefit	1,085	18,126

Loss from continuing operations	(12,247)	(14,656)
Income (loss) from discontinued operations, net of taxes	(473)	7,597

Loss before cumulative effect of a change in accounting principle	(12,720)	(7,059)
Cumulative effect of a change in accounting principle, net of taxes	—	(443)

Net loss	$(12,720)	$(7,502)

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(12,247)	$(14,656)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	260,992	284,448
Equity in net income of affiliates	—	(1,776)
Minority interests	2,905	(714)
Investment securities received from a customer bankruptcy settlement	—	(456)
Loss (gain) on investments, net	(21,616)	72,985
Unrealized loss (gain) on derivative contracts	103,104	(65,975)
Amortization of deferred financing costs and discounts on indebtedness	11,157	11,435
Amortization of other deferred costs	7,448	7,012
Share-based compensation expense related to equity classified awards	11,638	15,134
Deferred income tax	(4,988)	(20,251)
Amortization and write-off of program rights	36,185	32,170
Provision for doubtful accounts	9,610	8,844
Changes in other assets and liabilities	(142,754)	(107,995)
Net cash provided by operating activities	261,434	220,205

Cash flows from investing activities:
Capital expenditures	(193,460)	(156,294)
Proceeds from sale of equipment, net of costs of disposal	820	(83)
Decrease in investment securities and other investments	—	51
Increase in restricted cash	(1,278)	(4,463)
Additions to other intangible assets	(766)	(1,228)
Net cash used in investing activities	(194,684)	(162,017)

Cash flows from financing activities:
Proceeds from bank debt	—	18,000
Repayment of bank debt	(27,500)	(13,750)
Capital contribution from Cablevision	127	881
Payments on capital lease obligations	(1,780)	(2,029)
Distributions to minority partners	(116)	(5,933)
Net cash used in financing activities	(29,269)	(2,831)

Net increase in cash and cash equivalents from continuing operations	37,481	55,357

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(152)	13,977
Net cash provided by investing activities	679	—
Net change in cash classified in assets held for sale	—	(1,230)
Net effect of discontinued operations on cash and cash equivalents	527	12,747

Cash and cash equivalents at beginning of year	331,901	390,143

Cash and cash equivalents at end of period	$369,909	$458,247

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1.       BUSINESS

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, Inc. (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, and operate motion picture theaters.  The Company classifies its business interests into three reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, News 12 and the VOOM HD Networks; and Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national programming network effective January 1, 2008, which prior to January 1, 2008 was included in the Rainbow segment.

NOTE 2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision and CSC Holdings have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.

The financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and condensed statements of operations for Cablevision are essentially identical to the condensed consolidated balance sheets and condensed consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $1.5 billion of senior notes issued in April 2004, cash, deferred financing costs and accrued interest related to its senior notes, certain intercompany payables to CSC Holdings and other subsidiaries, deferred taxes and accrued dividends on its balance sheet.   Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit.  The combined notes to the condensed consolidated financial statements relate to the Company, which, except as noted, are identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances are eliminated in both sets of condensed consolidated financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2008.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 3.	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements.  Statement No. 157 became effective for the Company on January 1, 2008 with respect to financial assets and liabilities.  The FASB has deferred the adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities to be effective for the Company on January 1, 2009.  See Note 11 for a discussion of the impact of the adoption of Statement No. 157 for certain financial assets and liabilities. The Company has not yet determined the impact of Statement No. 157 as it relates to nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 became effective as of January 1, 2008 for the Company.  The adoption of Statement No. 159 did not have any impact on the Company’s financial position or results of operations as of and for the three months ended March 31, 2008 as the Company did not elect to measure any eligible financial instruments or certain other items at fair value.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”).  Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Statement No. 161 is

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

effective for the Company on January 1, 2009.  The impact from this standard will be to expand disclosures regarding the Company’s derivative instruments.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No.  FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets.  FSP No. FAS 142-3 is effective for the Company on January 1, 2009.  The Company has not yet determined the impact FSP No. FAS 142-3 will have on its consolidated financial statements.

NOTE 4.       LOSS PER COMMON SHARE

Cablevision

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Potential dilutive common shares are not included in the diluted computation as their effect would be anti-dilutive.

Since Cablevision generated a loss from continuing operations for the three months ended March 31, 2008 and 2007, potential dilutive common shares during the period were excluded from the computation of diluted net loss per share as the impact would have been anti-dilutive.

CSC Holdings

Net loss per common share for CSC Holdings is not presented since it is a wholly-owned subsidiary of Cablevision.

NOTE 5.       COMPREHENSIVE LOSS

The following table is a reconciliation of Cablevision’s and CSC Holdings’ net loss to comprehensive loss for the three months ended March 31, 2008:

	Cablevision	CSC Holdings

Net loss	$(31,606)	$(12,720)
Other comprehensive income:
Amortization of prior service cost and gains included in net periodic benefit cost, net of taxes	(246)	(246)
Comprehensive loss	$(31,852)	$(12,966)

The comprehensive loss, net of tax, for the three months ended March 31, 2007 equals the net loss for the period for Cablevision and CSC Holdings.

NOTE 6.       GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers. The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues. For the three months ended March 31, 2008 and 2007, the amount of franchise fees included as a component of net revenue aggregated $29,940 and $27,066, respectively.  Taxes and fees assessed directly on the customer, but collected and remitted to governmental authorities by the Company, are recorded on a net basis.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 7.       CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2008 and 2007, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2008	2007
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	$—	$27,744

Discontinued Operations:
Restricted cash and gain resulting from the FCC bond requirement waiver	—	11,250

Supplemental Data:
Cash interest paid - continuing operations (Cablevision and CSC Holdings)	204,897	221,645
Income taxes paid, net (Cablevision and CSC Holdings)	3,090	1,830

NOTE 8.       DISCONTINUED OPERATIONS

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast Corporation (“Comcast”).  In addition, in April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three months ended March 31, 2008 and 2007 are summarized below:

	Three Months Ended March 31, 2008
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total

Revenues, net	$—	$—	$—

Loss before income taxes	$(81)	$(727)	$(808)
Income tax benefit	34	301	335

Loss from discontinued operations, net of taxes	$(47)	$(426)	$(473)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2007
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total

Revenues, net	$23,583	$—	$23,583

Income before income taxes	$3,584	$9,296	$12,880
Income tax expense	(1,471)	(3,812)	(5,283)

Income from discontinued operations, net of taxes	$2,113	$5,484	$7,597

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

NOTE 9.       INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation relationships and affiliate agreements	$742,416	$742,416
Broadcast rights and other agreements	45,590	45,590
	788,006	788,006
Accumulated amortization
Affiliation relationships and affiliate agreements	(423,897)	(409,870)
Broadcast rights and other agreements	(38,902)	(38,522)
	(462,799)	(448,392)
Affiliation, broadcast and other agreements, net of accumulated amortization	$325,207	$339,614

Gross carrying amount of other intangible assets
Season ticket holder relationships	$75,005	$75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	103,524	103,524
Other intangibles (a)	62,573	57,590
	262,269	257,286
Accumulated amortization
Season ticket holder relationships	(16,839)	(15,476)
Suite holder contracts and relationships	(9,968)	(9,136)
Advertiser relationships	(56,606)	(53,745)
Other intangibles	(25,925)	(24,130)
	(109,338)	(102,487)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Indefinite-lived intangible assets
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks (a)	61,880	53,880
Other intangible assets, net of accumulated amortization	$322,962	$316,830

Affiliation, broadcast and other agreements, net of accumulated amortization	$325,207	$339,614
Other intangible assets, net of accumulated amortization	322,962	316,830
Cable television franchises (indefinite-lived intangible)	731,848	731,848
Excess costs over the fair value of net assets acquired (indefinite-lived intangible)	1,023,480	1,023,480

Total intangible assets, net	$2,403,497	$2,411,772

Aggregate amortization expense
Three months ended March 31, 2008	$21,224

Estimated amortization expense
Year ending December 31, 2008	$83,257
Year ending December 31, 2009	76,620
Year ending December 31, 2010	73,494
Year ending December 31, 2011	72,631
Year ending December 31, 2012	64,306

(a)         The aggregate increase in the gross carrying amount of intangible assets for the three months ended March 31, 2008 of $12,983 includes a reclassification of $12,217 of acquired assets from property, plant and equipment related to the finalization of certain purchase price allocations.

NOTE 10.       DERIVATIVE CONTRACTS

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of these transactions, the interest rate paid on approximately 84% of the Company’s debt (excluding capital leases and collateralized indebtedness) as of March 31, 2008 is fixed (50% is fixed based on the terms of certain of the Company’s senior and senior subordinated notes and debentures agreements and 34% is effectively fixed through utilization of these interest rate swap contracts).  The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2008:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company as of March 31, 2008

March 2010	$1,100,000	3.65%	2.94%

June 2012	$2,600,000	4.86%	2.94%

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 11.      FAIR VALUE MEASUREMENT

As discussed in Note 3, the Company adopted Statement No. 157 on January 1, 2008 for certain financial assets and liabilities, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value.  The Company’s adoption of Statement No. 157 was limited to certain financial assets and liabilities within the scope of Statement No. 157, which primarily relate to the Company’s investment securities and derivative contracts.

The Company determines fair value of investment securities and investment securities pledged as collateral based upon available quoted prices.  The fair value of the Company’s interest rate swap contracts is determined by discounting expected cash flows using market interest rates commensurate with the credit quality and duration of the contracts.  In determining the fair value of the Company’s equity collars related to its prepaid forward contracts, it uses a model-derived valuation approach that considers closing exchange market price quotations, time value and volatility factors underlying the derivative instruments.

The fair value hierarchy as outlined in Statement No. 157 is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

•                  Level I – Quoted prices for identical instruments in active markets.

•                  Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•                  Level III – Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008:

	Level I	Level II	Level III	Total
Assets:

Investment securities	$9,780	$—	$—	$9,780
Investment securities pledged as collateral	886,960	—	—	886,960
Derivative contracts	—	62,171	—	62,171

Liabilities:

Liabilities under derivatives contracts	—	227,263	—	227,263

The Company’s investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices from a listed exchange.  The Company’s derivative contracts and liabilities under derivative contracts are valued using market-based inputs to valuation models.  These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.  When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations.  Such adjustments are generally based on available market evidence.  Since model inputs can generally be

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.

As a result of the Company’s adoption of Statement No. 157, the Company began to consider the impact of credit risk when measuring the fair value of its derivative liability positions, as applicable.  The effect of making this valuation adjustment was a gain of approximately $2,919, which is included in gain (loss) on derivative contracts, net for the three months ended March 31, 2008.

NOTE 12.              INCOME TAXES

Cablevision

The income tax benefit attributable to continuing operations for the three months ended March 31, 2008 of $15,363 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, partially offset by an increase to the valuation allowance of $1,933 relating to certain state net operating loss carryforwards, tax expense of $259 relating to unrecognized tax benefits and accrued interest recorded pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,367 and $1,542, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2007 of $31,178 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $2,518 relating to certain state net operating loss carryforwards, partially offset by tax expense of $2,122 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,592 and $1,988, respectively.

CSC Holdings

The income tax benefit attributable to continuing operations for the three months ended March 31, 2008 of $1,085 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, offset by an increase to the valuation allowance of $1,933 relating to certain state net operating loss carryforwards, tax expense of $259 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,367 and $1,542, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2007 of $18,126 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $2,518 relating to certain state net operating loss carryforwards, partially offset by tax expense of $2,122 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,592 and $1,988, respectively.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $2,467, representing the estimated federal income tax liability of CSC Holdings for the three months ended March 31, 2008 as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.  In addition, certain items included in the loss from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

NOTE 13.       EQUITY PLANS

Cablevision’s Equity Plans

The following table summarizes activity for Cablevision’s restricted shares for the three months ended March 31, 2008:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2007	4,446,289	$24.97
Granted	2,484,790	25.51
Awards vested	—	—
Forfeited	(60,717)	25.48

Unvested award balance, March 31, 2008	6,870,362	25.16

Cablevision recognizes compensation expense for restricted shares and restricted stock units using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.

Share-based compensation, including compensation relating to restricted shares, for the three months ended March 31, 2008 and 2007 was $9,023 and $17,637, of which $11,638 and $15,134 related to equity classified awards, respectively.  There were no grants of stock options or stock appreciation rights in the three months ended March 31, 2008.

NOTE 14.              LEGAL MATTERS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.  A hearing on the proposed settlement took place in April 2008.  At that hearing, the court ordered that certain discovery may take place and deferred ruling on approval of the settlement.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, Cablevision filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims. The Committee has filed a notice of appeal of that ruling.  Cablevision believes that the claims asserted by the Committee are without merit and is contesting them vigorously.

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

Director Litigation

Cablevision was named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action was brought derivatively on behalf of Cablevision and named as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

stock.  The complaint alleged that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action sought, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.  This action has been voluntarily dismissed by the plaintiff.

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

Loral Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleged that the sale of the Rainbow-1 satellite and related assets to a subsidiary of EchoStar Communications Corporation (“EchoStar”) constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for in 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s consolidated balance sheets at March 31, 2008 and December 31, 2007.  Cablevision and Rainbow DBS filed an appeal with the New York Supreme Court Appellate Division, First Department, which affirmed the judgment on February 19, 2008.  Cablevision and Rainbow DBS have sought leave to appeal the judgment to the New York Court of Appeals.

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar Satellite may

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against EchoStar Satellite asserting that EchoStar Satellite did not have the right to terminate the affiliation agreement.  Separately, on February 1, 2008, EchoStar Satellite began to distribute VOOM in a manner that the Company believes violates EchoStar Satellite’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar Satellite of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.  On March 10, 2008, EchoStar Satellite answered VOOM HD’s complaint and asserted certain counterclaims.  On April 21, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  The Company believes that the counterclaims asserted by EchoStar Satellite are without merit.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  The lawsuit remains pending.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan Family Group 2006 Proposal would not close.  There have been a series of extensions and/or stays in the Nassau County and Eastern District actions, and both actions are currently stayed.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

resolution of these other lawsuits will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

NOTE 15.       SEGMENT INFORMATION

The Company classifies its business interests into three reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, News 12 and the VOOM HD Networks; and Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national programming network effective January 1, 2008.  Prior to 2008, Fuse was included in the Rainbow segment.  Prior period segment information has been reported on a comparable basis.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring charges or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s reportable business segments is set forth below.

	Three Months Ended March 31,
	2008	2007
Revenues, net from continuing operations
Telecommunications Services	$1,261,880	$1,141,306
Rainbow	225,150	194,505
Madison Square Garden	265,079	247,824
All other (a)	17,009	16,497
Intersegment eliminations	(48,426)	(37,499)
	$1,720,692	$1,562,633

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended March 31,
	2008	2007
Intersegment revenues
Telecommunications Services	$479	$288
Rainbow	17,499	10,830
Madison Square Garden	30,448	26,381
	$48,426	$37,499

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2008	2007
Adjusted operating cash flow from continuing operations
Telecommunications Services	$485,926	$428,597
Rainbow	50,709	43,132
Madison Square Garden	(2,526)	15,559
All other (b)	(18,163)	(13,556)
	$515,946	$473,732

	Three Months Ended March 31,
	2008	2007
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(224,548)	$(234,981)
Rainbow	(20,253)	(22,498)
Madison Square Garden	(14,957)	(16,457)
All other (c)	(1,234)	(10,512)
	$(260,992)	$(284,448)

	Three Months Ended March 31,
	2008	2007
Share-based compensation expense included in continuing operations
Telecommunications Services	$(4,128)	$(8,127)
Rainbow	(2,399)	(5,467)
Madison Square Garden	(2,250)	(3,657)
All other (c)	(246)	(386)
	$(9,023)	$(17,637)

	Three Months Ended March 31,
	2008	2007
Restructuring credits (charges) included in continuing operations
Telecommunications Services	$—	$—
Rainbow	(361)	(1,555)
Madison Square Garden	—	(11)
All other (c)	(29)	237
	$(390)	$(1,329)

	Three Months Ended March 31,
	2008	2007
Operating income (loss) from continuing operations
Telecommunications Services	$257,250	$185,489
Rainbow	27,696	13,612
Madison Square Garden	(19,733)	(4,566)
All other (b)	(19,672)	(24,217)
	$245,541	$170,318

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended March 31,
	2008	2007
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$265,213	$194,535
Other operating loss (b)	(19,672)	(24,217)
Operating income	245,541	170,318

Items excluded from operating income:
Interest expense	(178,258)	(205,105)
Interest income	4,418	6,722
Equity in net income of affiliates	—	1,776
Gain (loss) on investments, net	21,616	(72,985)
Gain (loss) on derivative contracts, net	(104,910)	65,119
Minority interests	(2,905)	714
Miscellaneous, net	1,166	659
CSC Holdings loss from continuing operations before income taxes	(13,332)	(32,782)
Cablevision interest expense	(33,395)	(33,543)
Cablevision interest income	231	1,717
Cablevision loss from continuing operations before income taxes	$(46,496)	$(64,608)

(a)         Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)        Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  It also includes costs allocated to Fox Sports Net Bay Area that were not eliminated as a result of the sale of that business.

(c)         Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, certain corporate expenses/credits and certain costs allocated to Fox Sports Net Bay Area that were not eliminated as a result of the sale of that business.

	Three Months Ended March 31,
	2008	2007
Capital Expenditures
Telecommunications Services	$175,576	$151,922
Rainbow	5,429	1,992
Madison Square Garden	8,282	857
Corporate and other	4,173	1,523
	$193,460	$156,294

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominantly invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

trade receivable balances at March 31, 2008 and December 31, 2007, or 10% or more of the Company’s consolidated net revenues for the three months ended March 31, 2008 and 2007.

NOTE 16.       SUBSEQUENT EVENT

On May 6, 2008, Rainbow Media Holdings entered into an agreement to acquire Sundance Channel L.L.C. (“Sundance”) from General Electric Company’s NBC Universal, CBS Corporation’s Showtime Networks, and entities controlled by Robert Redford.  The purchase price of $496,000 (subject to customary working capital adjustments) will be paid through an exchange of approximately 12.7 million shares of common stock of General Electric Company held by Rainbow Media Holdings, with a cash adjustment at closing based upon the value of the General Electric Company shares in relation to the total purchase price.  Under the transaction structure, General Electric Company will receive all of the General Electric Company common stock and the CBS and Redford entities will receive cash in exchange for their interest in Sundance.  The transaction is expected to be an exchange of the General Electric Company shares that is tax free to the Company.  The Company also expects to receive a full step up in the tax basis of Sundance.  In connection with the exchange of the General Electric Company shares, the Company will repay the fair value of the monetization debt and settle the related equity derivative contracts associated with those shares.  The cash portion of the purchase price and the repayment of the monetization indebtedness and the settlement of the associated equity derivative contracts are expected to be satisfied with cash on hand and/or borrowings under either the Rainbow National Services LLC or CSC Holdings revolving credit agreements.

Consummation of the transaction is subject to customary closing conditions, including receipt of regulatory approvals.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 2 are presented in thousands.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 45% of our consolidated revenues for the three months ended March 31, 2008, face competition from the direct broadcast satellite business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  AT&T has obtained authorization to provide such service throughout its Connecticut footprint.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a quarter of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York.  Verizon has announced that it reached preliminary agreement for a franchise agreement, subject to further state and local approvals, to provide video service in New York City.  Verizon has so far not sought to obtain authority for video service in Connecticut.

Our high-speed data services business, which accounted for 16% of our consolidated revenues for the three months ended March 31, 2008, faces competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by local telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T, Earthlink, Wildblue, and Clearwire.  This competition, together with our already high penetration, is expected to slow our growth in cable modem penetration from the growth rates we have experienced in the past.  The Company had slower growth during the first three months of 2008 than experienced in prior years in Optimum Online customers (61,000 during the first quarter of 2008 compared with 79,000 during the first quarter of 2007).

Our Voice over Internet Protocol (“VoIP”) offering, which accounted for approximately 8% of our consolidated revenues for the three months ended March 31, 2008, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.  The Company had slower growth during the first three months of 2008 than experienced in prior years in VoIP customers (93,000 during the first quarter of 2008 compared with 109,000 during the first quarter of 2007).

Optimum Lightpath, which accounted for approximately 3% of our consolidated revenues for the three months ended March 31, 2008, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 13% of our consolidated revenues for the three months ended March 31, 2008, we earn revenues in two principal ways.  First, we receive affiliate fee payments from cable television system operators, DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliate fee revenues we earn vary from operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.  Under our affiliation agreements, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of operators that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by operators to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the operators’ efforts to market our channels or we may permit operators to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold per hour and by increasing rates for such advertising, but, ultimately, the level of our advertising revenues is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliate fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few operators, creating disparate bargaining power between us and the largest operators.  This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliate relationships would have a significant adverse impact on this segment.

Madison Square Garden

Madison Square Garden, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2008, consists of our owned professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national programming network effective January 1, 2008.  It also operates the Madison Square Garden Arena and Radio City Music Hall, the WaMu Theater, the Beacon Theatre in New York City and the Chicago Theatre in Chicago, Illinois, which was acquired in October 2007.  Fuse is a music television network featuring music videos, artist interviews, live concerts, and series and specials.

Madison Square Garden faces competitive challenges unique to its business activities.  We derive revenues in this segment primarily from our network businesses (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  Madison Square Garden’s regional sports programming business and Fuse derive their revenues from affiliate fees paid by cable television operators (including our cable television systems), satellite operators that provide video service and sales of advertising.  This segment’s financial performance is effected by the performance of all the teams presented and the attractiveness of its entertainment events and programming content.

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

Madison Square Garden’s regional sports programming business is affected by our ability to secure desired programming of professional sports teams, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  Fuse’s business is affected by its ability to acquire or develop desired music related content for the network.  While Madison Square Garden’s regional sports programming business is widely distributed in the New York metropolitan area, it, along with Fuse, faces the same challenges in increasing affiliate fee and advertising revenues as the Rainbow segment’s programming businesses discussed above.

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

Stock Option Related Matters

We have continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation, and the investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  We expect to continue to incur substantial expenses in connection with these matters.  See Part II, Item 1. Legal Proceedings.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2008		2007		(Increase)
		% of Net		% of Net	Decrease
	Amount	Revenues	Amount	Revenues	in Net Loss
Revenues, net	$1,720,692	100%	$1,562,633	100%	$158,059

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	792,439	46	734,570	47	(57,869)
Selling, general and administrative	421,330	24	371,968	24	(49,362)
Restructuring charges	390	—	1,329	—	939
Depreciation and amortization (including impairments)	260,992	15	284,448	18	23,456
Operating income	245,541	14	170,318	11	75,223
Other income (expense):
Interest expense, net	(207,004)	(12)	(230,209)	(15)	23,205
Equity in net income of affiliates	—	—	1,776	—	(1,776)
Gain (loss) on investments, net	21,616	1	(72,985)	(5)	94,601
Gain (loss) on derivative contracts, net	(104,910)	(6)	65,119	4	(170,029)
Minority interests	(2,905)	—	714	—	(3,619)
Miscellaneous, net	1,166	—	659	—	507
Loss from continuing operations before income taxes	(46,496)	(3)	(64,608)	(4)	18,112
Income tax benefit	15,363	1	31,178	2	(15,815)
Loss from continuing operations	(31,133)	(2)	(33,430)	(2)	2,297
Income (loss) from discontinued operations, net of taxes	(473)	—	7,597	—	(8,070)
Loss before cumulative effect of a change in accounting principle	(31,606)	(2)	(25,833)	(2)	(5,773)
Cumulative effect of a change in accounting principle	—	—	(443)	—	443
Net loss	$(31,606)	(2)%	$(26,276)	(2)%	$(5,330)

Comparison of Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

Consolidated Results – Cablevision Systems Corporation

The Company classifies its business interests into three reportable segments:

•                 Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial data and voice services operations of Optimum Lightpath;

•                 Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, News 12 and VOOM HD Networks; and

•                 Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national programming network effective January 1, 2008.

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

Revenues, net for the three months ended March 31, 2008 increased $158,059 (10%) as compared to revenues for the three months ended March 31, 2007.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$120,574
Increase in revenues of the Rainbow segment	30,645
Increase in revenues of the Madison Square Garden segment	17,255
Other net increases	512
Intersegment eliminations	(10,927)
$158,059

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

•                 amortization of costs to license programming, including program rights and production costs of our Rainbow and Madison Square Garden businesses; and

•                 interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the three months ended March 31, 2008 increased $57,869 (8%) as compared to the three months ended March 31, 2007.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$38,474
Increase in expenses of the Rainbow segment	382
Increase in expenses of the Madison Square Garden segment	31,174
Other net decreases	(1,864)
Inter-segment eliminations	(10,297)
$57,869

As a percentage of revenues, technical and operating expenses decreased 1% for the three months ended March 31, 2008 as compared to the same period in 2007.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $49,362 (13%) for the three months ended March 31, 2008 as compared to the same period in 2007.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$20,772
Increase in expenses of the Rainbow segment	19,618
Increase in expenses of the Madison Square Garden segment	2,759
Other net increases	6,843
Intersegment eliminations	(630)
$49,362

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended March 31, 2008 as compared to the same period in 2007.

Restructuring charges amounted to $390 for the three months ended March 31, 2008 and $1,329 for the three months ended March 31, 2007.  The 2008 amount consisted of a charge of $440 relating to severance costs at certain programming businesses within the Rainbow segment, partially offset by net adjustments of $50 to severance and facility realignment provisions recorded in connection with prior restructuring plans.  The 2007 amount related primarily to a severance charge of $1,566 associated with the elimination of 32 positions at certain programming businesses within the Rainbow segment.  This charge was partially offset by net adjustments of $237 to facility realignment provisions recorded in connection with the 2006, 2002 and 2001 restructuring plans.

Depreciation and amortization (including impairments) decreased $23,456 (8%) for the three months ended March 31, 2008 as compared to the same period in 2007.  The net decrease resulted primarily from a decrease in depreciation expense resulting from certain asset retirements in the first quarter of 2007 and certain assets becoming fully depreciated.

Net interest expense decreased $23,205 (10%) for the three months ended March 31, 2008 as compared to the same period in 2007.  The net decrease is attributable to the following:

Decrease due to lower average debt balances related primarily to the redemption of certain senior subordinated and senior notes in August 2007 and December 2007 and to lower outstanding collateralized indebtedness	$(16,884)
Decrease due to lower average interest rates	(8,986)
Lower interest income	3,790
Other net decreases	(1,125)
$(23,205)

Equity in net income of affiliates amounted to $1,776 for the three months ended March 31, 2007.  This amount consisted of the Company’s share of the net income of certain businesses in which the Company did not have a majority ownership interest.  Certain of these investments were disposed of in 2007.

Gain (loss) on investments, net for the three months ended March 31, 2008 and 2007 of $21,616 and $(72,985), respectively, consists primarily of the net increase or decrease in the fair value of Comcast, General Electric, Charter Communications, and Leapfrog common stock owned by the Company during the respective period.  The effects of these gains and losses are partially offset by the losses and gains on related derivative contracts described below.

Gain (loss) on derivative contracts, net for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended March 31,
	2008	2007
Unrealized gains due to the change in fair value of the Company’s prepaid forward contracts relating to the Comcast, Charter Communications, General Electric and Leapfrog shares owned by the Company during the respective period	$1,420	$75,086
Unrealized losses on interest rate swap contracts	(104,524)	(9,111)
Realized losses on interest rate swap contracts	(1,806)	(856)
	$(104,910)	$65,119

The effects of these gains and losses are partially offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Minority interests for the three months ended March 31, 2008 and 2007 of $(2,905) and $714, respectively, represent other parties’ share of the net income or losses of entities which are not entirely owned by us but which are consolidated in our financial statements.

Net miscellaneous income of $1,166 and $659 for the three months ended March 31, 2008 and 2007, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations for the three months ended March 31, 2008 of $15,363 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, partially offset by an increase to the valuation allowance of $1,933 relating to certain state net operating loss carryforwards, tax expense of $259 relating to unrecognized tax benefits and accrued interest recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,367 and $1,542, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2007 of $31,178 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $2,518 relating to certain state net operating loss carryforwards, partially offset by tax expense of $2,122 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,592 and $1,988, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and, therefore, may be different from the rate used for a prior interim period.  In addition, certain items included in the loss from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Income (loss) from discontinued operations

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area to Comcast.  The net operating results of Fox Sports Net Bay Area and those of the Rainbow DBS Distribution business have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Income (loss) from discontinued operations, net of taxes, for the three months ended March 31, 2008 and 2007 reflects the following items, net of related income taxes and minority interests:

	Three Months Ended March 31,
	2008	2007

Net operating results of the Rainbow DBS distribution business, net of taxes	$(426)	$5,484
Net operating results of Fox Sports Net Bay Area, net of taxes	(47)	2,113
	$(473)	$7,597

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses.  These bonds were originally cash collateralized by the Company.  In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones.  As a result of the waiver from the FCC, the Company recorded a gain of $6,638, net of taxes, for the three months ended March 31, 2007.  The Company received the cash collateral of $11,250 in the second quarter of 2007.

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Three Months Ended March 31,
	2008		2007		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$1,261,880	100%	$1,141,306	100%	$120,574
Technical and operating expenses (excluding depreciation and amortization)	533,027	42	494,553	43	(38,474)
Selling, general and administrative expenses	247,055	20	226,283	20	(20,772)
Depreciation and amortization	224,548	18	234,981	21	10,433
Operating income	$257,250	20%	$185,489	16%	$71,761

Revenues, net for the three months ended March 31, 2008 increased $120,574 (11%) as compared to revenues for the three months ended March 31, 2007.  The following table presents the increases by major components of revenues for the three months ended March 31, 2008 and 2007 for the Company’s Telecommunications Services segment:

				Percent
	Three Months Ended March 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$735,468	$681,661	$53,807	8%
High-speed data	269,605	244,348	25,257	10%
Voice	159,840	121,276	38,564	32%
Advertising	24,497	25,564	(1,067)	(4)%
Other (including installation, home shopping, advertising sales commissions, and other products)	24,968	26,432	(1,464)	(6)%
Total cable television	1,214,378	1,099,281	115,097	10%
Optimum Lightpath	59,445	52,967	6,478	12%
Intra-segment eliminations	(11,943)	(10,942)	(1,001)	(9)%
Total Telecommunications Services	$1,261,880	$1,141,306	$120,574	11%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our high-speed data and voice services, including additional services sold to our existing video subscribers (set forth in the table below), higher rates, and upgrades by video customers from the level of the programming package to which they subscribe, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended March 31, 2008 was $129.56 as compared with $116.95 for the three months ended March 31, 2007, a 10.8% increase.  Our average monthly revenue per basic video subscriber for the three months ended

December 31, 2007 was $125.10.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain subscriber information as of March 31, 2008 and 2007 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of March 31,		Increase	Percent Increase
	2008	2007	(Decrease)	(Decrease)
		(in thousands)

Basic video customers	3,125	3,139	(14)	—
iO digital video customers	2,669	2,511	158	6%
Optimum Online high-speed data customers	2,343	2,118	225	11%
Optimum voice customers	1,685	1,318	367	28%
Residential telephone customers	—	2	(2)	(100)%
Total revenue generating units	9,822	9,088	734	8%

The Company added basic video customers of 2,000 in the three month period ended March 31, 2008 compared with 12,000 in the comparable period in 2007 and added revenue generating units (“RGUs”) of 197,000 in the three month period ended March 31, 2008 compared with 261,000 in the comparable period in 2007.  The Company had slower growth during the three months ended March 31, 2008 than experienced in the same period in 2007 in iO digital video customers (41,000 in 2008 compared with 64,000 in 2007), Optimum Online customers (61,000 in 2008 compared with 79,000 in 2007) and Optimum voice customers (93,000 in 2008 compared with 109,000 in 2007).  The slowing growth in subscribers for these service offerings reflects the impact of the Company’s relatively high penetration rates and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2008 increased $38,474 (8%) compared to the same period in 2007.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to increases in the video services purchased by our subscribers, expanded service offerings, and programming rate increases	$28,041
Increase in field service and network related costs primarily due to growth in revenue generating units	6,578
Increase in franchise fees	2,948
Increase in call completion and interconnection costs, taxes, and fees (net of related intra-segment eliminations) due to a reversal of estimated VoIP fees of $4,122 in March 2007 attributable to prior periods and subscriber growth, partially offset by lower rates	2,648
Net decrease in expense primarily due to presentation of certain customer related taxes as a reduction of revenue in 2008*	(1,907)
Other net increases	188
Intra-segment eliminations	(22)
$38,474

*                Beginning in the second half of 2007, these taxes and fees are now being collected from customers by the Company as agent and, accordingly, are reported as a reduction of revenue.

As a percentage of revenues, technical and operating expenses decreased 1% during the three months ended March 31, 2008 as compared to the same period in 2007.

Selling, general and administrative expenses increased $20,772 (9%) for the three months ended March 31, 2008 as compared to the same period in 2007.  The net increase is attributable to the following:

Increase in sales and marketing costs	$15,391
Increase in customer related costs (principally call center related costs) primarily due to increased revenue generating units	5,317
Increase in other general and administrative costs	4,812
Decrease in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	(4,726)
Intra-segment eliminations	(22)
$20,772

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended March 31, 2008 as compared to the same period in 2007.

Depreciation and amortization decreased $10,433 (4%) for the three months ended March 31, 2008 as compared to the same period in 2007.  The net decrease resulted primarily from lower depreciation due to certain asset retirements in the first quarter of 2007 and certain assets becoming fully depreciated, partly offset by the depreciation of new assets, primarily subscriber devices and VoIP equipment.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment.  Beginning in the first quarter of 2008, Fuse has been included in the Madison Square Garden segment.  Prior to 2008, Fuse was included in the Rainbow segment.  Prior period segment information has been reported on a comparable basis.

	Three Months Ended March 31,				Increase
	2008		2007		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$225,150	100%	$194,505	100%	$30,645
Technical and operating expenses (excluding depreciation, amortization and impairments)	80,430	36	80,048	41	(382)
Selling, general and administrative expenses	96,410	43	76,792	39	(19,618)
Restructuring charges	361	—	1,555	1	1,194
Depreciation and amortization (including impairments)	20,253	9	22,498	12	2,245
Operating income	$27,696	12%	$13,612	7%	$14,084

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended March 31,
	2008	2007
Operating income (loss):
AMC, WE tv and IFC	$57,853	$57,640
Other services	(30,157)	(44,028)
	$27,696	$13,612

Other services primarily consist of VOOM, News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), Lifeskool, sportskool and Rainbow Network Communications.  The operating losses from Rainbow’s other services were attributable primarily to VOOM and the News 12 Networks as well as IFC Entertainment and RASCO.

Revenues, net for the three months ended March 31, 2008 increased $30,645 (16%) as compared to revenues for the same period in 2007.  The net increase is attributable to the following:

Increase in affiliate fee revenues and other revenue at Rainbow’s other programming businesses, primarily at VOOM HD Networks due to increased distribution by EchoStar, and the launch of VOOM by Cablevision during the third quarter of 2007	$11,674
Increase in advertising revenues at the AMC, WE tv and IFC businesses	12,678
Increase in affiliate fee revenues and other revenue at the AMC, WE tv and IFC businesses resulting primarily from increases in viewing subscribers and rates	7,545
Decrease in advertising revenues at Rainbow’s other programming businesses	(1,252)
$30,645

Revenue increases discussed above are primarily derived from increases in the number of viewing subscribers, increases in affiliate fees rates charged for our services and increases in the level of advertising on our networks.  The following table presents certain viewing subscriber information as of March 31, 2008 and 2007:

	As of March 31,			Percent
	2008	2007	Increase	Increase
		(in thousands)
Viewing Subscribers:
AMC	84,600	83,100	1,500	1.8%
WE tv	56,900	53,800	3,100	5.8%
IFC	45,500	40,900	4,600	11.2%
VOOM	2,500	600	1,900	*

*                The increase in VOOM viewing subscribers is primarily due to growth in distribution by EchoStar and the launch of VOOM during the third quarter of 2007 by Cablevision.

Technical and operating expenses (excluding depreciation, amortization and impairments) for the three months ended March 31, 2008 increased $382 compared to the same period in 2007.  The net increase is attributable to the following:

Net increase resulting from higher programming and contractual costs at the other Rainbow businesses primarily at VOOM HD Networks	$596
Net decrease in programming costs at the AMC, WE tv and IFC businesses which resulted primarily from decreased series development/original programming costs	(214)
$382

As a percentage of revenues, technical and operating expenses decreased 5% during the three months ended March 31, 2008 as compared to the same period in 2007.

Selling, general and administrative expenses increased $19,618 (26%) for the three months ended March 31, 2008 compared to the same period in 2007.  The net increase is attributable to the following:

Net increase in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses primarily related to an increase in marketing and promotion of original programming	$18,787
Increase in administrative costs primarily related to an increase in legal expenses	5,959
Decrease in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	(4,017)
Net decrease in selling, marketing and advertising costs at Rainbow’s other programming services primarily related to marketing and promotional activities	(1,111)
$19,618

As a percentage of revenues, selling, general and administrative expenses increased 4% for the three months ended March 31, 2008 as compared to the same period in 2007.

Restructuring charges of $361 and $1,555 for the three months ended March 31, 2008 and 2007, respectively represent primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) decreased $2,245 (10%) for the three months ended March 31, 2008 as compared to the same period in 2007.  Depreciation expense decreased $1,727 for the three months ended March 31, 2008 compared to the same period in 2007 primarily attributable to certain fixed assets becoming fully depreciated in 2007.  Amortization of intangible assets decreased $518 for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to certain intangible assets becoming fully amortized in the first quarter of 2007.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.  Beginning in the first quarter of 2008, Fuse has been included in the Madison Square Garden segment.  Prior to 2008, Fuse was included in the Rainbow segment.  Prior period segment information has been reported on a comparable basis.

	Three Months Ended March 31,				(Increase)
	2008		2007		Decrease in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Loss

Revenues, net	$265,079	100%	$247,824	100%	$17,255
Technical and operating expenses (excluding depreciation and amortization)	209,992	79	178,818	72	(31,174)
Selling, general and administrative expenses	59,863	23	57,104	23	(2,759)
Restructuring	—	—	11	—	11
Depreciation and amortization	14,957	6	16,457	7	1,500
Operating loss	$(19,733)	(7)%	$(4,566)	(2)%	$(15,167)

Revenues, net for the three months ended March 31, 2008 increased $17,255 (7%) as compared to revenues for the same period in 2007.  This net increase is attributable to the following:

Net higher network (MSG, MSG Plus & Fuse) affiliate fees	$10,490
Net higher revenues from entertainment events including the impact of a new Chicago venue in 2008 and the termination of the operating agreements for two Connecticut venues effective July 1, 2007	9,277
Lower network other revenue, primarily from decreased advertising sales	(2,647)
Other net increases	135
$17,255

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2008 increased $31,174 (17%) as compared to the same period in 2007.  This increase is attributable to the following:

Higher variable costs associated with the higher net revenues from entertainment events discussed above	$13,673
Higher net provisions for certain team personnel transactions (including the impact of luxury tax)	4,016
Higher other team operating expenses, primarily team personnel compensation	6,702
Higher networks operating costs	5,884
Other net increases (primarily fixed operating costs related to the new Chicago venue)	899
$31,174

As a percentage of revenues, technical and operating expenses increased 7% during the three months ended March 31, 2008 as compared to the same period in 2007.

Selling, general, and administrative expenses for the three months ended March 31, 2008 increased $2,759 (5%) as compared to the same period in 2007.  This increase is attributable to the following:

Higher legal and other professional fees	$4,679
Decrease in share-based compensation expense	(1,407)
Other net decreases	(513)
$2,759

As a percentage of revenues, selling, general and administrative expenses remained constant during the three months ended March 31, 2008 as compared to the same period in 2007.

Depreciation and amortization for the three months ended March 31, 2008 decreased $1,500 (9%) as compared to the same period in 2007 resulting primarily from lower depreciation expense of $1,613 due to certain assets becoming fully depreciated.

CSC HOLDINGS, INC.

The statements of operations of CSC Holdings are essentially identical to the statements of operations of Cablevision, except for the following:

•                 Interest expense of $33,395 and $33,543 for the three months ended March 31, 2008 and 2007, respectively, relating to $1,500,000 of Cablevision senior notes issued in April 2004 included in Cablevision’s consolidated statements of operations,

•                 Interest income of $231 and $1,717 for the three months ended March 31, 2008 and 2007, respectively, related to cash held at Cablevision, and

•                 Income tax benefit of $14,278 and $13,052 for the three months ended March 31, 2008 and 2007, respectively, included in Cablevision’s consolidated statements of operations related to the items listed above.

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $261,344 for the three months ended March 31, 2008 compared to $221,973 for the three months ended March 31, 2007.  The 2008 cash provided by operating activities resulted from $229,859 of income before depreciation and amortization, $143,046 of non-cash items, $44,665 from an increase in accounts payable and $21,678 from a decrease in current and other assets.  Partially offsetting these increases, were decreases in cash resulting from a $83,000 decrease in accrued and other liabilities, a $43,219 increase in program rights resulting primarily from new film licensing and original programming agreements, $44,958 from a decrease in deferred revenue and a $6,727 decrease in program rights obligations.

The 2007 cash provided by operating activities resulted from $251,018 of income before depreciation and amortization, $46,561 of non-cash items, a $26,619 decrease in current and other assets and $4,756 from an increase in accounts payable.  Partially offsetting these increases, were decreases in cash resulting from a $66,120 decrease in accrued and other liabilities, a $25,277 increase in program rights resulting primarily from new film licensing and original programming agreements, and a $15,584 decrease in program rights obligations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was $194,684 compared to $162,017 for the three months ended March 31, 2007.  The 2008 investing activities consisted primarily of $193,460 of capital expenditures ($175,576 of which related to our Telecommunications Services segment) and other net cash payments aggregating $1,224.

Net cash used in investing activities for the three months ended March 31, 2007 consisted primarily of $156,294 of capital expenditures ($151,922 of which related to our Telecommunications Services segment), an increase in restricted cash of $4,463 and other net cash payments aggregating $1,260.

Financing Activities

Net cash used in financing activities amounted to $28,743 for the three months ended March 31, 2008 compared to $91,719 for the three months ended March 31, 2007.  In 2008, the Company’s financing activities consisted primarily of repayments of bank debt of $27,500 and other net cash payments of $1,243.

In 2007, the Company’s financing activities consisted primarily of a payment of $49,693 representing the deemed purchase of treasury stock related to restricted stock awards that vested on March 10, 2007, dividend distributions relating to the exercise or vesting of equity based awards of $43,820 and other net cash payments of $2,456, partially offset by net proceeds from bank debt of $4,250.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a $527 inflow for the three months ended March 31, 2008 compared to a $12,747 inflow for the three months ended March 31, 2007.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $152 for the three months ended March 31, 2008 compared to net cash provided by operating activities of $13,977 for the three months ended March 31, 2007.

The 2007 period includes operating results of Fox Sports Net Bay Area for the three months ended March 31, 2007.  The 2007 cash provided by operating activities resulted primarily from net income of $7,005 before depreciation and amortization and non-cash items, and a net change in assets and liabilities of $6,972.

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

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures as of and for the three months ended March 31, 2008:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total

Bank debt	$—	$4,367,500	$493,750	$—	$4,861,250
Capital leases	—	—	16,011	47,616	63,627
Senior notes and debentures	1,500,000	3,696,622	298,812	—	5,495,434
Senior subordinated notes	—	—	323,374	—	323,374
Collateralized indebtedness relating to stock monetizations	—	—	—	854,282	854,282
Total debt	$1,500,000	$8,064,122	$1,131,947	$901,898	$11,597,967

Interest expense	$33,395	$144,707	$23,685	$9,866	$211,653
Capital expenditures	$—	$174,733	$1,777	$16,950	$193,460

Restricted Group

As of March 31, 2008, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers and 2.7 million digital video customers) and high-speed data service (which encompasses approximately 2.3 million customers) and our VoIP services operations (which encompasses approximately 1.7 million customers), as well as

Optimum Lightpath, our commercial data and voice service business comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility.  In addition, the Restricted Group is also subject to the covenants of the senior notes and debentures issued by CSC Holdings and Cablevision, which are generally less restrictive than those contained in the credit facility.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its bank credit agreement and issuance of notes and debentures in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months, including the repayment of notes aggregating $500,000 which mature in July 2008, will be met with one or more of the following: cash on hand, cash generated by operating activities, borrowings under the Restricted Group’s bank credit facility, or raising capital in the financial markets, subject to satisfactory terms and conditions.

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility.  The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of March 31, 2008, $52,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $947,006 of the revolver was undrawn.  Outstanding borrowings under the term A-1 loan facility and term B loan facility was $937,500 and $3,430,000, respectively, at March 31, 2008.  The weighted average interest rates as of March 31, 2008 on borrowings under the term A-1 loan facility and term B loan facility were 4.00% and 4.75%, respectively.  The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of March 31, 2008.

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

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operating activities for 2007 and the quarter ended March 31, 2008.  Its cash flow from operations and proceeds from borrowings available to it, provides the capital required for net funding and investment requirements of other Rainbow programming entities including the VOOM HD Networks and News 12 Networks subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of RNS for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facility.

Outstanding borrowings under the term loan at March 31, 2008 were $493,750.  There were no borrowings outstanding under the $300,000 revolving credit facility at March 31, 2008.  At March 31, 2008, the interest rate on the term A loan facility was 4.00%.  RNS was in compliance with all of its financial covenants under its credit agreement as of March 31, 2008.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

VOOM HD Holdings LLC (“VOOM HD”) offers a suite of 15 channels, produced exclusively in high definition and marketed for distribution to DBS and cable operators (“VOOM”).  Currently, VOOM is available in the United States only on the Company’s cable television systems and EchoStar Communications Corporation’s (“EchoStar”) DISH Network.  In 2005, subsidiaries of the Company entered into agreements with EchoStar and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  In January 2008, Echostar Satellite sought to terminate the affiliation agreement.  See Part II, Item 1. Legal Proceedings.

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

Madison Square Garden

Madison Square Garden does not have a credit facility at this time.  Effective January 1, 2008, Madison Square Garden began providing the capital required for net funding and investment requirements of Fuse.  Prior to January 1, 2008, funding for Fuse was provided by RNS.  We currently expect Madison Square Garden’s funding requirements for the next 12 months to be met by its cash on hand and cash from operations.

During the fourth quarter of 2004, the Company announced its intent to renovate the Madison Square Garden Arena.  In April 2008, the Company announced its intent to move forward with a major renovation plan (the details of which have not been finalized) and expects to spend up to $500,000 to renovate the facility.

Monetization Contract Maturities

In April 2008, monetization contracts covering 2,732,184 shares of our Comcast stock matured.  We settled our obligations under the related Comcast collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction maturing in April 2010.

During the next twelve months, monetization contracts covering 13,470,993 shares (including the shares discussed above) of Comcast Corporation mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Recent Event

On May 6, 2008, Rainbow Media Holdings entered into an agreement to acquire Sundance Channel L.L.C. (“Sundance”) from General Electric Company’s NBC Universal, CBS Corporation’s Showtime Networks, and entities controlled by Robert Redford.  The purchase price of $496,000 (subject to customary working capital adjustments) will be paid through an exchange of approximately 12.7 million shares of common stock of General Electric Company held by Rainbow Media Holdings, with a cash adjustment at closing based upon the value of the General Electric Company shares in relation to the total purchase price.  Under the transaction structure, General Electric Company will receive all of the General Electric Company common stock and the CBS and Redford entities will receive cash in exchange for their interest in Sundance.  The transaction is expected to be an exchange of the General Electric Company shares that is tax free to the Company.  The Company also expects to receive a full step up in the tax basis of Sundance.  In connection with the exchange of the General Electric Company shares, the Company will repay the fair value of the monetization debt and settle the related equity derivative contracts associated with those shares.  The cash portion of the purchase price and the repayment of the monetization indebtedness and the settlement of the associated equity derivative contracts are expected to be satisfied with cash on hand and/or borrowings under either the RNS or CSC Holdings revolving credit agreements.

Consummation of the transaction is subject to customary closing conditions, including receipt of regulatory approvals.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of Comcast Corporation and General Electric Company.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2008, the early termination shortfall relating to these contracts amounted to $680.  The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

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

Commitments and Contingencies

As of March 31, 2008, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet decreased $262,000 to approximately $5,255,000 as compared to $5,517,000 at December 31, 2007.  The decrease relates primarily to (i) the decrease of programming commitment obligations relating to the expiration of certain programming agreements, and (ii) payments made during the three months ended March 31, 2008 on commitments.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Statement No. 161 is effective for the Company on January 1, 2009. Early application is permitted. Because the provisions of Statement No. 161 will impact the way the Company discloses its derivative instruments in its financial statements and not the accounting treatment for these instruments, the Company does not believe the adoption of Statement No. 161 will have an impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No.  FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets.  FSP No. FAS 142-3 is effective for the Company on January 1, 2009.  The Company has not yet determined the impact FSP No. FAS 142-3 will have on its consolidated financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Valuation of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) effective January 1, 2008.  Statement No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirement for fair value measurements.  For a discussion regarding the measurement of the fair value of the Company’s financial instruments, see Note 11 to the combined notes to the condensed consolidated financial statements.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation and General Electric Company common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2008, the early termination shortfall relating to these contracts amounted to $680.

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $854,282 at March 31, 2008.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast or General Electric common stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

As of March 31, 2008, the fair value and the carrying value of our holdings of Comcast and General Electric common stock aggregated $886,960.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $88,696.  As of March 31, 2008, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $52,582, a net receivable position.  For the quarter ended March 31, 2008, we recorded a net gain on all outstanding equity derivative contracts of $1,420.  We also recorded an unrealized and realized gain on our holdings of the underlying stocks of $22,432 for the three months ended March 31, 2008.

Fair Market Value of Equity Derivative Contracts

Fair market value as of December 31, 2007, net	$51,162
Change in fair market value, net	1,420
Fair market value as of March 31, 2008, net	$52,582

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High
Comcast	10,738,809	2008	$17.80 - $27.49	$22.38	$32.99
	10,738,809	2009

General Electric	12,742,033	2009	$32.52 - $34.14	$39.03	$40.96

(a)         Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)        Represents the price up to which we receive the benefit of stock price appreciation.

In addition, at March 31, 2008, the Company had other investment securities with a carrying value of approximately $9,780.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $978.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2008, the fair value of our fixed rate debt of $6,032,559 was less than its carrying value of $6,054,692 by $22,133.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2008 would increase the estimated fair value of our fixed rate debt by $156,442 to $6,189,001.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As of March 31, 2008, these interest rate swap contracts had a fair market value and carrying value of $214,375, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at March 31, 2008 would increase our liability under these derivative contracts by approximately $121,371 to a liability of $335,746.

For the quarter ended March 31, 2008, we recorded a net loss on interest swap contracts of $106,678, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

Fair market value as of March 31, 2008, a net payable position	$(214,375)
Less: fair market value as of December 31, 2007	(108,141)
Change in fair market value, net	(106,234)
Plus: realized loss from cash interest payments	(444)
Net loss on interest rate swap contracts	$(106,678)

At March 31, 2008, the Company had outstanding prepaid interest rate swaps with a notional contract value of approximately $105,061 entered into in connection with our monetization transactions.  These swaps have maturities in 2008 and 2009 that coincide with the related prepaid equity forward contract maturities.  As of March 31, 2008, the fair value of our prepaid interest rate derivative contracts was $3,299, a net payable position.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2008 prevailing levels would increase our liability under these derivative contracts by $126 to a liability of $3,425.

For the three months ended March 31, 2008, we recorded a net gain on such derivative contracts of $348 as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

Fair market value as of December 31, 2007	$(5,009)
Change in fair market value, net	1,710
Fair market value as of March 31, 2008	$(3,299)

Change in fair market value, net	$1,710
Realized loss resulting from net cash payments	(1,362)
Net gain on prepaid interest rate swap contracts	$348

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.  A hearing on the proposed settlement took place in April 2008.  At that hearing, the court ordered that certain discovery may take place and deferred ruling on approval of the settlement.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193.5 million.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193.9 million, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310.0 million and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, Cablevision filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims. The Committee has filed a notice of appeal of that ruling.  Cablevision believes that the claims asserted by the Committee are without merit and is contesting them vigorously.

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

Director Litigation

Cablevision was named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action was brought derivatively on behalf of Cablevision and named as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common stock.  The complaint alleged that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action sought, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.  This action has been voluntarily dismissed by the plaintiff.

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

Loral Contract Dispute

In September 2005, Loral Space and Communications Holding Corporation (“Loral”) filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleged that the sale of the Rainbow-1 satellite and related assets to a subsidiary of EchoStar Communications Corporation (“EchoStar”) constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33.0 million plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50.9 million, including interest, which was accrued for in 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52.2 million.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  The Company has posted a cash collateralized bond in the amount of $52.2 million, which is reflected as restricted cash in the Company’s consolidated balance sheets at March 31, 2008 and December 31, 2007.  Cablevision and Rainbow DBS filed an appeal with the New York Supreme Court Appellate Division, First Department, which affirmed the judgment on February 19, 2008.  Cablevision and Rainbow DBS have sought leave to appeal the judgment to the New York Court of Appeals.

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injuction and filed a lawsuit against EchoStar Satellite asserting that EchoStar Satellite did not have the right to terminate the affiliation agreement.  Separately, on February 1, 2008, EchoStar Satellite began to distribute VOOM in a manner that the Company believes violates EchoStar Satellite’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar Satellite of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.  On March 10, 2008, EchoStar Satellite answered VOOM HD’s complaint and asserted certain counterclaims.  On April 21, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  The Company believes that the counterclaims asserted by EchoStar Satellite are without merit.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  The lawsuit remains pending.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan Family Group 2006 Proposal would not close.  There have been a series of extensions and/or stays in the Nassau County and Eastern District actions, and both actions are currently stayed.

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

Item 6.                                                           Exhibits

(a)                                  Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	May 8, 2008		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	May 8, 2008	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.