Form 10-K
period 2008-12-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2009-02-26
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller reporting company

Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, Inc.	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐	Yes	☐	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2008:  $5,075,570,119

Number of shares of common stock outstanding as of February 20, 2009:

Cablevision NY Group Class A Common Stock -	242,055,247
Cablevision NY Group Class B Common Stock -	54,873,351
CSC Holdings, Inc. Common Stock -	12,825,631

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

Cablevision Systems Corporation

Cablevision Systems Corporation is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding common stock of CSC Holdings and its liabilities include approximately $2.2 billion of senior notes, including $1.5 billion of senior notes issued in April 2004 to third party investors and approximately $682 million of its 8% senior notes contributed in July 2008 to CSC Holdings, which CSC Holdings contributed to Newsday Holdings LLC, its 97.2% owned subsidiary.  The notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is a Delaware corporation which was organized in 1985 and is one of the largest cable operators in the United States based on the number of basic video subscribers.  We also operate cable programming networks, entertainment businesses, telecommunications companies and a newspaper publishing business.  As of December 31, 2008, we served approximately 3.1 million basic video subscribers in and around the New York City metropolitan area, making us the fifth largest cable operator in the United States based on the number of basic video subscribers.  We believe that our cable television systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of basic video subscribers).  Through our wholly-owned subsidiary, Rainbow Media Holdings LLC (“Rainbow Media Holdings”), we have ownership interests in companies that produce and distribute national entertainment and regional news programming services, the Madison Square Garden sports and entertainment businesses and cable television advertising sales companies.  Through Cablevision Lightpath, Inc. (“Optimum Lightpath”), our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market.  In addition, we own approximately 97.2% of Newsday LLC which operates a newspaper publishing business.

We classify our business interests into four segments:  Telecommunications Services; Rainbow; Madison Square Garden; and Newsday.

Our Telecommunications Services segment includes CSC Holdings’ cable television business, including its video, high-speed data, and Voice over Internet Protocol (“VoIP”) and the operations of the commercial high-speed data and voice services provided by Optimum Lightpath.

Our Rainbow segment consists principally of our interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), and News 12.  Rainbow also includes a local advertising sales representation business.

Our Madison Square Garden segment owns and operates the Madison Square Garden Arena and the adjoining WaMu Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women’s basketball team, the Hartford Wolf Pack professional hockey team, the regional sports programming networks Madison Square Garden Network and MSG Plus (formerly Fox Sports Net New

York) (collectively, “MSG Networks”), MSG Entertainment (which operates Radio City Music Hall and the Beacon Theatre in New York City under long-term leases and owns and operates the Chicago Theatre in Chicago, Illinois) and the operations of Fuse, a national music programming network.  Madison Square Garden is a wholly-owned subsidiary of Rainbow Media Holdings.  In addition, in June 2008, Madison Square Garden purchased a minority ownership interest in Front Line Management Group Inc., a musical artist management company.

Our Newsday segment consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

In addition, we own or have interests in the following businesses and assets:

•                  the motion picture theater business of Clearview Cinemas, which operates 48 movie theaters containing 250 screens,

•                  PVI Virtual Media Services LLC, which markets a real time video insertion system that places computer generated electronic images into telecasts of sporting events and other programming, and

•                  the common stock of Comcast Corporation which we received in connection with asset sales in prior years and which we monetized through the execution of prepaid forward contracts, collateralized by an equivalent amount of the Comcast Corporation common stock.

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

We also provide high-speed data services using our cable television broadband network.  High-speed data services are provided to customers through a cable modem device.  The high-speed data service, marketed as “Optimum Online”, served approximately 2.5 million subscribers at December 31, 2008 for an overall penetration rate of 51.9% of the homes passed by our cable television network.  We believe that our high-speed data service penetration has been driven by superior quality and speed and, in part, by a large number of customers installing the necessary equipment without the need for a service call.

In addition, the Company offers VoIP technology services exclusively to our Optimum Online subscribers, marketed as “Optimum Voice.”  As of December 31, 2008, we provided Optimum Voice services to approximately 1.9 million customers for an overall penetration rate of 39.7% of the homes passed by our cable television network.

Through Optimum Lightpath, a business broadband service provider, we provide telecommunications services to the business market in the greater New York City metropolitan area.  Optimum Lightpath provides converged data, Internet and voice solutions to mid-sized and large businesses, hospital systems, municipalities, and school systems.  As of December 31, 2008, Optimum Lightpath serviced 3,200 buildings.  Optimum Lightpath has built an advanced fiber optic network extending more than 3,500 route miles (184,000 fiber miles) throughout the New York Metropolitan area.  Optimum Lightpath provides scalable advanced Metro Ethernet services that support a variety of business applications.  Metro Ethernet enables organizations to replace older phone line technology with a single IP based solution that satisfies their telecommunications needs, including voice, video, data and Internet.  Because Optimum Lightpath builds its wholly owned fiber optic network directly into customers’ office locations, it can deliver its Metro Ethernet services at high speeds (from 10Mbps up to 10Gbps), while offering cost savings over traditional services.

The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations as of the dates indicated.

	As of December 31,
	2008	2007	2006
	(in thousands, except per subscriber amounts)
Revenue Generating Units:
Basic Video Customers (1)	3,108	3,123	3,127
iO Digital Video Customers	2,837	2,628	2,447
Optimum Online High-Speed Data Customers	2,455	2,282	2,039
Optimum Voice Customers	1,878	1,592	1,209
Residential Telephone Customers	—	—	5
Total Revenue Generating Units	10,278	9,625	8,827
Customer Relationships (2)	3,325	3,317	3,300
Homes Passed by Cable (3)	4,732	4,679	4,562
Penetration:
Basic Video to Homes Passed	65.7%	66.8%	68.5%
iO Digital to Basic Penetration	91.3%	84.1%	78.2%
Optimum Online to Homes Passed	51.9%	48.8%	44.7%
Optimum Voice to Homes Passed	39.7%	34.0%	26.5%
Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$134.85	$125.10	$115.30

(1)                      Basic video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees.  Free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.

(2)                      Number of customers who receive at least one of our services, including business modem only customers.

(3)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      Average monthly revenue per basic video customer is calculated by dividing the U.S. generally accepted accounting principles (“GAAP”) revenues for the Telecommunications Services segment, less the revenue attributable to Optimum

Lightpath, for the fourth quarter of each year presented by the average monthly number of basic video customers served by our cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude our Optimum Lightpath operations because Optimum Lightpath’s third-party revenues are unrelated to our cable television system customers.

Subscriber Rates and Services; Marketing and Sales

Basic Cable

Our cable television systems offer a government mandated broadcast basic level of service which generally includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

All of our cable television systems also offer an expanded basic package of services, generally marketed as “Family Cable”, which includes, among other programming, certain news, information, entertainment, and sports channels such as CNN, AMC, CNBC, Discovery, ESPN and the Disney Channel.  For additional charges, our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax, which may be purchased either individually or in tiers.

iO, TV

iO, TV, our digital video service, is available to Cablevision’s entire service area.  We ended 2008 with approximately 2.8 million iO subscribers.

The digital video programming services currently offered to subscribers include:

•                  over 400 channels of entertainment,

•                  over 50 movie channels including multiple channels (“multiplexes”) of HBO, Showtime, Cinemax, Starz!/Encore and The Movie Channel,

•                  access to thousands of titles each month On Demand featuring hundreds of Hollywood’s hit movies as well as older classics and independent favorites, many of which are available in high definition.  Also offered are subscription on demand services with programming from HBO, Showtime, Cinemax, Starz, Encore, Disney Channel, Anime Network, Howard TV, Playboy TV, IFC in Theaters, WWE 24/7, The Jewish Channel, here! TV and  Bollywood Hits on Demand,

•                  Free on Demand offers programming from networks such as Discovery, HGTV, Food Network, TLC, AMC, and Music Choice, as well as special interest and local programming,

•                  48 channels of uninterrupted commercial-free digital music from Music Choice,

•                  iO Sports Pak - 18 sports channels (including 4 in high definition) featuring college sports, golf, soccer, baseball, hockey, extreme sports and recreational activities,

•                  optional sports packages from the National Basketball Association (“NBA”), National Hockey League (“NHL”), Major League Baseball (“MLB”), Major League Soccer (“MLS”) and college football and basketball,

•                  iO en espanol - over 35 Spanish language channels including programming from the Carribbean, Latin America, and Mexico.  Also included is Latino On Demand which offers 20 hours of Spanish-language programming every month, at no additional charge,

•                  23 channels of international programming from around the world, with channels from Brazil, the Philippines, Russia, France, Portugal, Italy, Poland, China, Japan, Korea and India/Southeast Asia,

•                  68 channels available in high definition, including local channels such as WCBS, WABC, WNBC, WNYW (FOX), the CW, My9 and WNET (PBS), as well as local sports channels,

Madison Square Garden Network, YES Network, SportsNet NY and MSG Plus (formerly Fox Sports Net New York).  Offerings also include high definition channels from HBO, Cinemax, Showtime, IFC, Bravo, The Movie Channel, Starz!, Universal, ESPN, ESPN2, NHL Network, MLB Network, the Golf Channel, Versus, Fuse, CNN, CNBC, HGTV, Food Network, National Geographic Channel, HD Theater, Discovery Channel, Animal Planet, TNT, TBS, USA Network, WE, Speed, and FX.  In addition, high definition movies are available on demand for an additional fee,

•                  a collection of enhanced television applications including News 12 Interactive, Newsday TV , iO dashboard, Optimum Autos, Optimum Homes and CNET TV,

•                  DVR for iO service, giving subscribers the ability to record, pause and rewind live television, and

•                  iO Games, a wide variety of interactive games offered in distinct packages including the Arcade Pak, Casino Pak, Variety Pak, Hits Pak, Sesame Street Games Pak and Logic Pak.

With a large range of packages, iO TV offers over 400 channels from which to choose.

Packaging of the iO TV product includes the iO Gold package currently priced at $95.95 per month.  iO Gold features over 310 all digital channels, including more than 50 premium movie channels and 68 high definition television (“HDTV”) programming services.  iO Silver, currently priced at $75.95 per month, includes everything in iO Gold except for NBA TV, Flix and premium movie channels from Showtime, Cinemax and The Movie Channel.

The currently priced $10.95 per month iO package (which is included in iO Gold and iO Silver) can be added to any level of cable service and includes over 40 digital video channels including seven HD video channels, 48 digital music channels from Music Choice, and access to video on demand programming, including ‘free’ on demand programming such as Fuse On Demand and PBS (Thirteen On Demand) as well as iO’s enhanced television services such as iO Games and News 12 Interactive.  Discount and promotional pricing is available when iO is combined with other service offerings.

Since our network serving our existing cable television systems is upgraded to provide advanced digital video services, our sales efforts are primarily directed toward increasing our penetration to homes passed for all of our existing services.  We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

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

The Company is currently deploying a broadband wireless network (“WiFi”) in commercial and high traffic locations across its service areas as a free value-added benefit to Optimum Online customers.  The WiFi feature which is delivered via wireless access points mounted on the Company’s cable television broadband network allows Optimum Online customers to access the service while they are away from their home or office.  WiFi has been activated across the Company’s Long Island, Westchester and Connecticut service areas.

We ended 2008 with approximately 2.5 million Optimum Online subscribers.

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

Optimum Voice World Call provides customers up to 250 minutes per month of calling from their Optimum Voice phone anywhere in the world, with certain restrictions, for a flat monthly fee of $19.95.

Optimum Voice is available to Cablevision’s entire service area.  We ended 2008 with approximately 1.9 million Optimum Voice customers.

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

Franchises

The Company’s cable television systems are operated in New York, New Jersey and Connecticut under non-exclusive franchise agreements with state and/or municipal franchising authorities.  Franchise agreements usually require payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity bonds.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of up to 5% of certain of our cable service revenues that are derived from the operation of the system within such locality.  The Company generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

Franchise agreements are usually for a term of five to fifteen years from the date of grant; most are ten years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by the franchise and federal and state law.  As of December 31, 2008, our ten largest franchise areas comprise approximately 48% of our total basic video customers and of those, five franchises comprising approximately 902,200 basic video customers, are expired.  We are currently operating in these franchise areas under temporary authority and we are actively engaged in or have completed negotiations to renew these franchises.  The Company has never lost a franchise for an area in which it operates.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted and franchise agreements sometimes expire before a renewal is negotiated and finalized.  State laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue “formal” franchise remedies under federal law.  Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See “Regulation - Cable Television.”  Despite the Company’s efforts and the protections of federal law, it is possible that one or more of the Company’s franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.

Optimum Lightpath holds a franchise from the City of New York which grants rights of way authority to provide telecommunications services throughout the five boroughs.  The franchise expired on

December 20, 2008 and renewal discussions with the City are ongoing.  We believe we will be able to obtain renewal of the franchise and have received assurance from the City that the expiration date of the franchise is being treated as extended until a formal determination on renewal is made.  Failure to ultimately obtain renewal of the franchise could negatively affect Optimum Lightpath’s revenues.

Rainbow

General

We conduct our programming activities through Rainbow Media Holdings.  Rainbow Media Holdings’ businesses include ownership interests in national programming networks and regional news networks.

Rainbow Media Holdings’ national entertainment programming networks include AMC, WE tv, IFC, and Sundance Channel (since June 2008).  Until they were sold in September and October of 2008, respectively, Rainbow Media Holdings’ national entertainment programming networks also included sportskool and Lifeskool.

Rainbow Media Holdings owns News 12, which provides 24-hour local news, traffic and weather services dedicated to covering areas within the New York metropolitan area and also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company.

The following table sets forth estimated subscriber information as of December 31, 2008, 2007 and 2006 for Rainbow Media Holdings’ programming businesses.  These businesses are wholly-owned subsidiaries of Rainbow Media Holdings, except as noted below.

	Viewing Subscribers (a)
	2008	2007	2006
	(in thousands)
Programming and Related Businesses
National Entertainment Programming Networks:
AMC	86,100	84,400	81,100
WE tv	61,000	57,200	52,700
IFC	48,900	44,600	40,100
Sundance Channel (b)	30,800	—	—
Fuse (c)	52,500	47,000	42,000
Regional Sports Networks:
Madison Square Garden Network/MSG Plus (c)	16,200	15,800	15,300
Regional News Services:
News 12 Services	3,800	3,900	3,800
News 12 Traffic and Weather	3,000	2,800	2,800

(a)                      Represents the number of subscribers to distributors’ systems that receive the referenced programming network.

(b)                     Sundance Channel was acquired on June 16, 2008.

(c)                      Fuse, Madison Square Garden Network and MSG Plus are part of the Company’s Madison Square Garden segment.

National Entertainment Programming Networks

AMC

With a comprehensive library of popular films, AMC offers movie-based entertainment for movie lovers.

AMC is available on cable television and other distribution platforms such as direct broadcast satellite (“DBS”) and video programming offered by telephone companies in the United States, and in 2006 and 2007, the AMC service was launched by certain cable television operators in Canada.  It is principally carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network.  Affiliate revenues are based on fees paid by the distributors for the right to carry the programming.

AMC’s film library consists of films that are licensed from major studios such as Twentieth Century Fox, Warner Bros., Sony (MGM), NBC Universal, Paramount, and Buena Vista under long-term contracts, with sufficient films under contract as of December 31, 2008 to meet its minimum film programming needs through approximately 2012.  AMC generally structures its contracts for the exclusive cable television right to carry the films during identified windows. AMC’s programming also includes Emmy and Golden Globe award winning/nominated original programming such as the dramatic series Mad Men, the dramatic series Breaking Bad, the mini-series Broken Trail and the Hollywood news/talk show Shootout.

WE tv

WE tv is a 24-hour entertainment network for women.  The programming is available on multiple platforms and features films, original series and specials.

WE tv has licensed exclusive films and off-network series from major studios such as Paramount, Sony and Warner Bros., as well as independent studios like Miramax and New Line to supplement its slate of original programming.  WE tv’s library has sufficient films licensed under contract as of December 31, 2008 to meet WE tv’s minimum film programming needs through approximately the end of the first quarter of 2012.  WE tv’s primetime schedule includes original programming with the most successful series being Bridezillas, Secret Lives of Women, Platinum Weddings, Amazing Cakes, and The Locator.  Additionally, WE tv’s programming includes acquired series such as Ghost Whisperer, Golden Girls,  Rich Bride, Poor Bride, 20/20, and 48 Hours.

IFC

IFC is a network dedicated to independent films and alternative content.  IFC presents feature-length films, independent films (domestically and internationally produced), documentaries, shorts, animation, new works, “cult classics” and originally produced programs which chronicle independent film trends.

IFC’s film library includes titles from IFC Entertainment’s film production, film distribution and VOD businesses, as well as from major independent film distribution companies like Fox Searchlight, Sony Pictures Classics, Lionsgate Films and Miramax Films, with sufficient films under contract as of December 31, 2008 to meet its minimum film programming requirements through approximately the end of 2011.  IFC also features exclusive live coverage of notable international film events like the Cannes Film Festival and the Independent Spirit Awards as well as original series such as Z Rock, Bollywood Hero, The Media Project, and The Whitest Kids U’Know, and original documentaries such as This Film Is Not Yet Rated, New World Order and At the Death House Door.

Sundance Channel

Sundance Channel offers audiences a diverse and engaging selection of films, documentaries, and original programs, all unedited and commercial free.  The programming is available on multiple platforms and features films, original series and specials.  Sundance’s library has sufficient films licensed under contract as of December 31, 2008 to meet its minimum film programming needs through approximately the end of 2009.  Sundance Channel’s original series and destinations include Iconoclasts, Spectacle: Elvis Costello With…, and THE GREEN block of programming that is dedicated to the environment and includes Big Ideas for a Small Planet, Architecture School, Eco Trip and The Lazy Environmentalist.

VOOM HD Networks

VOOM HD Holdings LLC (“VOOM HD”) historically offered a suite of channels, produced exclusively in high definition and marketed for distribution to DBS and cable operators (“VOOM”).  VOOM was available in the United States only on the Company’s cable television systems and EchoStar Communications Corporation’s (“EchoStar”) DISH Network.  See Item 3.  Legal Proceedings.

On December 18, 2008, the Company decided to discontinue funding of the U.S. domestic offering of VOOM.  Subsequently, VOOM HD terminated the U.S. domestic offering of VOOM.  VOOM HD expects to continue to internationally distribute those channels of the VOOM service that it currently distributes internationally.

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

Other Services

IFC Entertainment

IFC Entertainment encompasses Rainbow Media Holdings’ film distribution, production and video-on-demand exhibition businesses and was created to extend the IFC brand beyond television.  IFC Entertainment consists of multiple brands, such as, IFC in Theaters and IFC Festival Direct, which distribute critically acclaimed independent films across all available media platforms, including via tangible home video, electronic downloading and video-on-demand.  IFC in Theaters titles are new independent films that are available on-demand on the same day that they are distributed theatrically.  IFC Festival Direct titles feature a wide selection of titles acquired from major international film festivals that premiere exclusively via on-demand platforms.  The on-demand services are currently offered to Cablevision’s subscribers as well as being carried by other operators throughout the United States.  IFC in Theaters releases 24 titles per year and IFC Festival Direct releases at least 4 titles each month.  Recently released films include I Want Someone to Eat Cheese With, Unknown, Alone With Her, The Wind That Shakes the Barley, 4 Months, 3 Weeks, 2 Days, and Che.

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

Madison Square Garden

Madison Square Garden is comprised of professional sports teams, a live entertainment company, a regional sports programming business, as well as the operations of Fuse, a national programming network effective January 1, 2008.  The sports teams include the New York Knicks of the National Basketball Association (“NBA”), the New York Rangers of the National Hockey League (“NHL”), the Hartford

Wolf Pack of the American Hockey League, and the New York Liberty of the Women’s National Basketball Association.  In addition, Madison Square Garden owns and operates the Madison Square Garden Arena (the largest indoor arena in New York City), the WaMu Theater at Madison Square Garden and, effective October 2007, the Chicago Theatre in Chicago, Illinois.  It also leases and operates Radio City Music Hall and the Beacon Theatre in New York City.  Through June 30, 2007, it managed the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut).  The Madison Square Garden Arena hosts home games of the Knicks, Rangers and Liberty as well as a wide range of sports and entertainment events, including college basketball, boxing, and family shows.  Madison Square Garden’s entertainment business presents its proprietary Radio City Christmas Spectacular, which features the Radio City Rockettes, at Radio City Music Hall and in its touring Christmas productions.  The entertainment business also hosts a wide variety of other entertainment events at the Madison Square Garden Arena, the WaMu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre and the Chicago Theatre, including concerts by such notable artists as The Police, Eric Clapton, Jimmy Buffet, Bruce Springsteen and Justin Timberlake, and other events such as Wintuk (a co-production between Madison Square Garden Entertainment and Cirque du Soleil), the Ringling Bros. and Barnum & Bailey Circus, the Tony Awards and the NFL Draft.  MSG Media, which includes MSG Network and MSG Plus (formerly Fox Sports Net New York) features original sports and sports-related programming including the telecasting of games of the following professional sports teams: the New York Knicks, New York Rangers, New York Liberty, New York Islanders, New Jersey Devils, Buffalo Sabres and New York Red Bulls.  Fuse is a music television network featuring music videos, artist interviews, live concerts, and series and specials.

Newsday

Newsday (whose businesses were acquired on July 29, 2008) consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group and online websites, including newsday.com and exploreLI.com.  Newsday also included Island Publications, which was shutdown in December 2008.  The Company’s consolidated results of operations for the year ended December 31, 2008 include the operating results of Newsday subsequent to July 29, 2008.

Our publications are distributed through both paid and free distribution in various ways across Long Island and the New York metropolitan area.  Our products include:

•      the Newsday daily newspaper, which is primarily distributed on Long Island, New York and in the New York metropolitan area, with total paid circulation for the six months ended September 28, 2008 of approximately 377,000 on weekdays, approximately 337,000 on Saturdays and approximately 433,000 on Sundays;

•      amNew York, a free daily newspaper distributed in New York City, with average weekday circulation of approximately 322,000 for the six months ended September 28, 2008,

•      Star Community Publishing, which is the Northeast’s largest group of weekly shopper publications, distributes approximately 2,685,000 copies each week (for the six months ended September 28, 2008); and

•      websites with average monthly page views and visitors for the six months ended September 28, 2008 of approximately 66 million and 3 million, respectively, which extend the reach and frequency of our products beyond their geographic print distribution area and onto the Internet.

Other Businesses and Assets

Clearview Cinemas operates 48 movie theaters containing 250 screens in the New York metropolitan area.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity, DTV Norwich LLC that holds Federal Communications Commission (“FCC”) licenses in 46 metropolitan areas in the United

States, including New York, Miami, Los Angeles, and Cleveland, to provide multi-channel video distribution and data service (“MVDDS”), which could be used to distribute video, data or other applications to subscribers via terrestrial transmission facilities and rooftop antennas.

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

DBS.  A primary competitor to our cable television systems is DBS services.  Two major DBS services, EchoStar and DirecTV, are available to the vast majority of our customers.  According to the FCC’s most recent (2007) report on video competition, DBS providers serve over 29% of households that subscribe to multichannel video programming services.  These services each offer over 300 channels of programming, including programming that is substantially similar to the programming that we offer.  Federal laws permit DBS systems to retransmit local broadcast television signals to their customers.  This has also enhanced the competitive position of DBS.  Our ability to compete with these DBS services is also affected by the quality and quantity of programming available to us and to them.  Federal law also generally provides DBS operators with access to all satellite-delivered cable programming services.  One of these services, DirecTV, also has exclusive arrangements with the NFL that gives it access to programming that we cannot offer and similar deals for other sporting events have been announced or reported.

Incumbent Telephone Companies.  We face intense competition from two incumbent telephone companies.  Verizon and AT&T Inc., which offer video programming in addition to their voice and high-speed Internet access services to residential customers in our service area, compete across all of our telecommunications products.  Verizon has made promotional offers to customers in our service area and we expect that they may make additional promotional offers in the future.  The attractive demographics of our service territory make this region a desirable location for investment in video distribution technologies by these companies.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  For example, Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about one-third of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and through numerous local franchises in New York.  In July 2008, the New York Public Service Commission granted regulatory approval for Verizon to provide cable television service to all of New York City.  Verizon has so far not indicated any plans to offer video service in Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  See “Regulation” and Item 1A. Risk Factors – “Our business is subject to extensive government regulation and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do” for a discussion of regulatory and legislative issues.

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

Another source of competition is the delivery of video programming over the Internet directly to subscribers.  There can be no assurance that the provision of video over the Internet or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data offering to consumers, Optimum Online, faces intense competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by local telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T and Earthlink.  The FCC has allocated spectrum for use by licensed and unlicensed providers of wireless broadband service, including LMDS, MVDDS, Broadband Radio Service/Educational Broadband Service, Wireless Communications Service, and Digital Electronic Message Service, which, if offered within Cablevision’s service area, could compete with our high-speed data offering.

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

Optimum Lightpath

Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers (“ILECs”), other competitive local exchange companies (“CLECs”) and long distance companies.  More specifically, Optimum Lightpath faces substantial competition from Verizon and AT&T, which are the dominant providers of local telephone and broadband services in their respective service areas.  ILECs have significant advantages over Optimum Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

While Optimum Lightpath and the ILECs are competitors, Optimum Lightpath must enter into interconnection agreements with each ILEC so that Optimum Lightpath’s customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers.  Federal and state law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation.  The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Optimum Lightpath and an ILEC.  Agreements are also subject to approval by the state regulatory commissions.  Optimum Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut and with AT&T for portions of Connecticut, which have been approved by the respective state commissions.  Optimum Lightpath also entered into interconnection agreements with regional carriers in New York and New Jersey.  These agreements, like all interconnection agreements, are for limited terms and are required to be renegotiated, arbitrated and approved subject to the laws in effect at that time.

Optimum Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace, and competitive local exchange carriers.  In addition to the ILECs and CLECs, other potential competitors capable of offering voice and broadband services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users.  A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Optimum Lightpath.

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

To remain competitive in acquiring rights to sports programming, Madison Square Garden’s programming networks attempt to secure long-term rights agreements with teams, leagues, athletic conferences and other sports program suppliers.  Madison Square Garden’s programming networks, however, are not always successful in doing so, and we cannot be assured that our strategy will enable Madison Square Garden’s programming networks to offer sports programming of the type and in the quantity or quality necessary for such networks to remain competitive.  In addition, the increasing amount of sports programming available on a national basis, including pursuant to national rights arrangements (e.g., NBA on ABC, ESPN, and TNT, and NHL on NBC and Versus), as part of league-controlled sports networks (e.g., NBA TV and NFL Network), and in out-of-market packages (e.g., NBA’s League Pass), may have an adverse impact on our competitive position as Madison Square Garden’s programming networks compete for distribution and for viewers.

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

Newsday

Newsday faces significant competition for advertising revenue from a variety of media sources including other newspapers, magazines, shopping guides, yellow pages, websites, broadcast and cable television, radio and direct marketing.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.  Newsday operates in a highly competitive market which may adversely affect advertising and circulation revenues.

Newsday and the newspaper industry generally have also experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers as a source of news, particularly younger consumers.  A prolonged decline in circulation would have a material adverse effect on the rate and volume of advertising revenues.

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

Franchising.  The Federal Cable Act requires cable operators to obtain a franchise in order to provide cable service.  Regulatory responsibility for awarding franchises rests with state and local officials, who also regulate other aspects of the cable business such as system construction, customer service, and approval of transfers of cable franchises.  New York, New Jersey and Connecticut have enacted comprehensive cable regulation statutes as well as consumer protection laws that are applicable to cable operators and other providers of video service.  These laws also apply to video services offered by Verizon and AT&T.  New Jersey and Connecticut permit video franchises on a statewide and more streamlined basis.  Verizon has taken advantage of the statewide franchise in New Jersey and AT&T has taken advantage of the statewide franchise in Connecticut.  Cablevision is also eligible for streamlined franchising under these laws.  In New York our systems are franchised by localities, subject to state-mandated franchise guidelines and state approval.  State and local franchising authority, however, must be exercised consistently with federal law.  The Federal Cable Act authorizes states or localities to franchise our cable television systems on a non-exclusive basis but sets limits on their franchising powers.  It sets a ceiling on franchising authorities imposing franchise fees of not more than 5% of our gross revenues from our provision of cable television service.  It prohibits states and localities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.  Our franchising authorities cannot grant an exclusive cable franchise to us, and cannot unreasonably refuse to award an additional franchise to compete with us.

FCC rules require municipalities, but not states, to act on local franchise applications from competitive providers like Verizon within 90 days.  The FCC also limited areas of negotiation between these applicants and municipalities that might otherwise slow the franchising process.  The FCC has extended some of the limitations on municipalities to their negotiations with existing cable operators.  These rules are being challenged in federal court. We do not believe that these rules apply in the states in which we operate, where franchising is subject to state regulation, but we cannot predict the outcome of this litigation.

In New York, legislation has been introduced that would offer streamlined state video franchises to new video competitors with reduced regulatory obligations.  Existing cable operators would not be eligible for such franchises until their current franchises expire or are terminated by mutual agreement with the local franchising authority.

Rate Regulation.  In some of our cable television systems, the rates for our basic service package are subject to regulation by franchising authorities in accordance with FCC rules.  These franchising authorities may also regulate the rates we charge for the installation and lease of the equipment used by subscribers to receive the basic service package, including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets.  However, we are permitted to compute our regulated equipment rates by aggregating our costs of broad categories of equipment at the franchise, system, regional or company level.

Rate regulation, is by federal law, eliminated if one of our cable systems is subject to “effective competition” from another multichannel video programming distributor.  We have been successful in obtaining from the FCC such an “effective competition” finding in the majority of our communities covering over two-thirds of our customer base and are currently seeking such a finding in other communities.

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

Congress has established a “hard” date of June 12, 2009, as the deadline by which broadcasters must relinquish their analog spectrum.  No later than June 13, 2009, they must begin transmitting solely in digital format.  Congress had originally set February 17, 2009, as the hard date.  To facilitate the consumer transition from analog to digital broadcasting, the FCC adopted rules requiring cable operators to transmit the signals of must-carry stations in analog as well as digital format, unless all subscribers of the operator’s cable system can view the digital signal on every television set connected to the system.  This requirement runs for three years beginning on the hard date, but the FCC will review the rules in 2011 to determine their continued need.

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

Ownership Limitations.  Congress has required the FCC to set a national limit on the number of subscribers a cable company can serve, and a limit (the “channel occupancy rule”) on the number of channels on a cable system that can be occupied by video programming services in which the operator of that system has an attributable interest.  The FCC has established a national limit of 30% on the number of multichannel video households that a cable operator can serve.  That requirement is being challenged in federal court.  The FCC is reviewing its channel occupancy rule, following a 2001 federal court decision that held unconstitutional the FCC’s prior rule establishing a 40% limit.

Set Top Boxes.  The FCC requires cable operators to separate security from non-security functions in digital set-top boxes in order to permit the manufacture and sale of these devices by third parties.  Beginning on July 1, 2007, cable operators were required to cease providing new digital set-top boxes that integrate security functions with the other capabilities provided by these boxes.  The FCC also requires cable operators to allow consumers to connect televisions and other consumer electronics equipment with a slot for a cable security card directly to digital cable systems to enable receipt of one-way digital programming without need for a set-top box.  The FCC has granted our request for a limited waiver of the integration ban for our set-top boxes, which rely on a different type of security card for separated security, and has temporarily grandfathered the use of our separate security solution until December 31, 2010.

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

PEG and Leased Access.  Localities may require free access to public, educational or governmental (“PEG”) channels on our systems.  In addition to providing PEG channels, we must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates.  The FCC has established a new formula for calculation of the price we can charge for the use of leased access channels that could effectively require us to make at least some leased access channels available at no charge, and established additional leased access customer service standards and procedures for addressing complaints regarding alleged violations of the leased access rules.  These new rules have been stayed by a federal court. The rules also were also rejected by the Office of Management and Budget.  The FCC has sought comment on whether the cap on the rates we can charge leased access programmers should also apply to programmers transmitting predominantly sales presentations or program length commercials.

Digitization of PEG and Other Channels.  In order to conserve bandwidth and continue with the ongoing process of migrating subscribers from analog to digital television technology, many cable operators, including Cablevision, have changed the transmission formats they use to provide PEG or other channels from analog to digital and have deleted duplicative analog versions of some channels. Some municipalities in New York have challenged our digitization of PEG channels in State court and at the Public Service Commission.  The FCC is investigating cable operators’ digitization of channels, including ours, and the legal issues surrounding the right of cable operators to digitize PEG channels have been referred to the FCC by a federal court in Michigan.  Some members of Congress have also expressed concern regarding channel digitization.  To date, we have not been subject to any order requiring us to reverse or modify our digitization of PEG or other channels.  While we believe that our digitization of channels complies with applicable law, we cannot predict the outcome of these challenges and proceedings.

Tiering/A La Carte.  In franchise areas not subject to effective competition, federal law requires us to establish a “basic service” package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers are required to purchase this tier as a condition of gaining access to any other programming that a cable operator provides.  We are also required to carry leased access programming on a tier that is available to more than fifty percent of our subscribers.  Federal law does not otherwise dictate the number or nature of programming services carried by a cable operator on each service tier.  See Item 3.  Legal Proceedings – Programming Litigation.

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

“70/70 Test.”  The FCC has ordered cable operators to provide data to enable it to determine whether the so-called “70/70 test” in the Federal Cable Act has been satisfied.  Under this provision, when cable systems with 36 or more activated channels are available to 70 percent of households within the United States, and when 70 percent of those households subscribe to them, the FCC may promulgate any additional rules necessary to promote diversity of information sources.  In prior years, the FCC has concluded that this test has not been met.

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

The FCC is considering raising the rates that cable operators may be charged to attach their wires to utility poles.  Among other things, the Commission proposes to raise the rate for attachments used for broadband Internet access services.  While the states in which we operate have established their own rates, such action by the FCC could affect regulation by the states.  Moreover, state commissions may take actions to increase pole attachment rates.

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

The FCC is considering changes to its program carriage rules, which govern disputes between programmers and distributors over carriage terms, including a proposal to require programmers and distributors to enter into “last best offer” style arbitration when they cannot reach agreement over carriage terms.  In addition, several states are also considering or have considered legislation that would mandate such arbitration for carriage disputes.  None of the states in which we operate have adopted such legislation.

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

High-Speed Internet

Regulatory Classification.  Broadband Internet access services like Optimum Online are classified by the FCC as “information services” for regulatory purposes.  The FCC has traditionally subjected information services to a lesser degree of regulation than “telecommunications services,” which are offered to the public for a fee on a common carrier basis.  The FCC has adopted principles, but not rules, that similarly state that consumers are entitled to access all lawful Internet content using their broadband connections.

Access Obligations and “Net Neutrality.”  Some parties have proposed federal, state and local requirements that would force cable systems to provide access to third-party Internet service providers in addition to services the cable system itself provides, such as our Optimum Online cable modem service.  The FCC has asked for comment on whether it should require cable operators to provide transmission capacity to unaffiliated Internet service providers.  The outcome of the FCC’s proceeding could affect the regulatory obligations imposed on Optimum Online, and the extent to which states and local authorities may regulate it or assess fees upon revenues generated by it.  Some members of Congress have suggested that cable operators and other broadband service providers should be subject to a “net neutrality” requirement barring them from “interfering” with subscriber access to Internet content or from reaching agreement with certain content providers for preferential access.  “Net neutrality” legislation has also been introduced in the New York State legislature.  In addition, the FCC is conducting a proceeding regarding whether there is a need for further regulatory intervention to ensure that consumers can access all lawful Internet content using their broadband connections.

The FCC recently asserted authority to enforce its network neutrality principles, finding that certain network management practices by Comcast were unreasonable and discriminated against Internet content providers.  The FCC ordered Comcast to submit a compliance plan.  Comcast has appealed the FCC’s order.

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

VoIP

The FCC, Congress, and several state commissions are examining issues surrounding the provision of VoIP services like Optimum Voice.  The FCC has initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  The FCC has determined that VoIP services with certain characteristics, including cable-provided VoIP services, are interstate services subject to federal rather than state jurisdiction.  The FCC’s determination was upheld by a federal court of appeals although the court found that the FCC’s order did not squarely address the classification of cable-provided VoIP services.  Although the FCC has not concluded its generic rulemaking proceeding, it has applied some regulations to VoIP service providers like Optimum Voice that have certain characteristics (these services are known as “interconnected VoIP services”).  Some states have asserted the right to regulate cable VoIP service on the theory that in-state calls can be accurately distinguished from interstate calls.

Emergency 911 Services.  Interconnected VoIP services are required to provide enhanced 911 emergency services to their customers and must obtain affirmative acknowledgements that their customers understand the potential limitations of emergency 911 services offered in connection with interconnected VoIP services.  The FCC ruled that interconnected VoIP service providers were not permitted to further market their services unless they could provide 911 services and obtain all necessary acknowledgements from existing and new customers.  The FCC is considering changes to the 911 emergency calling capabilities interconnected VoIP service providers are required to provide and whether additional customer notification requirements should be applied.

CALEA.  Interconnected VoIP service providers like Optimum Voice are required to be compliant with CALEA standards.

Universal Service.  Interconnected VoIP services such as Optimum Voice must contribute to the federal fund used to subsidize voice services provided to low income households and rural areas and other communications services provided to schools, libraries, and rural health care providers (the “universal service fund”).  The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate services.  Optimum Voice allocates its end user revenues and remits payments to the universal service fund in accordance with the FCC order.  The FCC’s application of universal service to interconnected VoIP providers was upheld by a federal court.

CPNI.  The FCC has adopted rules expanding protection of customer proprietary network information (“CPNI”), which includes such information as the quantity, type, destination, location, and amount of use of a service by a customer, and extending CPNI protection requirements to interconnected VoIP service providers like Optimum Voice.  Interconnected VoIP providers are required to institute measures to protect customers’ CPNI from unauthorized disclosure to third parties, including use of passwords to protect online access to CPNI and telephone access to call detail information.  The FCC is considering revising its CPNI rules to place additional restrictions on storage and use of CPNI for both telecommunications carriers and interconnected VoIP service providers.

Access for Disabled Persons.  Interconnected VoIP providers like Optimum Voice must comply with all disability access requirements that apply to telecommunications carriers, including provision of telecommunications relay services (“TRS”) for persons with speech or hearing impairments.  The FCC is reviewing the technical solutions for routing interconnected VoIP service 711 calls to the appropriate TRS call center.

Regulatory Fees.  Interconnected VoIP service providers must contribute to shared costs of FCC regulation through an annual regulatory fee assessment.

Local Number Portability.  The FCC requires interconnected VoIP service providers and their “numbering partners” ensure that their customers have the ability to port their telephone numbers when changing providers to or from the interconnected VoIP service.  The FCC also clarified that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to interconnected VoIP service providers upon a valid port request.  Interconnected VoIP service providers are also required to contribute to federal funds to meet the shared costs of local number portability (“LNP”) and the costs of North American Numbering Plan Administration.

The FCC is reviewing the implementation of LNP for interconnected VoIP services, including whether all current numbering requirements should be extended to interconnected VoIP services.  The FCC is also considering whether number porting intervals should be modified for all providers.

Intercarrier Compensation.  The FCC is currently reviewing whether to revise the current regime governing payments among providers of voice services for the exchange of calls between and among different networks (“intercarrier compensation”), including whether and under what terms to extend this regime to VoIP traffic.

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

Telecommunications Services

The Telecommunications Act of 1996 was enacted to remove barriers to entry in the local telephone market that continues to be dominated by the Bell Operating Companies (“BOCs”) and other ILECs by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks and access to certain portions of their communications networks (known as network elements) at cost-based rates.  The 1996 Telecommunications Act entitles our Optimum Lightpath subsidiary to certain rights, but as a telecommunications carrier, it also subjects Optimum Lightpath to regulation by the FCC and the states.  Optimum Lightpath’s designation as a telecommunications carrier also results in other regulations that may affect Optimum Lightpath and the services it offers.

Interconnection and Intercarrier Compensation.  The 1996 Telecommunications Act requires Optimum Lightpath to interconnect directly or indirectly with other telecommunications carriers.  Under the FCC’s intercarrier compensation rules, Optimum Lightpath is entitled, in some cases, to compensation from carriers when it terminates their originating calls on its network and in other cases is required to compensate another carrier for utilizing that carrier’s network to terminate traffic.  The FCC has adopted limits on the amounts of compensation that may be charged for certain types of traffic.  As noted above, the FCC is considering revising its intercarrier compensation rules.

Universal Service.  Optimum Lightpath is required to contribute to federal and state universal service funds.  Currently, the FCC assesses Optimum Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers.  The FCC has placed limits on the mark-up carriers may place on the universal service line items on their customer bills.  Optimum Lightpath is required to contribute to the New York Targeted Accessibility Fund (“TAF”), which includes state support for universal service.  State universal service funds have not been established in other states in which Optimum Lightpath operates.

Access for Disabled Persons. Optimum Lightpath is required by federal statute and FCC regulations to make its services accessible to persons with disabilities where accessibility is readily achievable.  In compliance with FCC rules, Optimum Lightpath also provides its subscribers, through use of the 711 abbreviated calling code, access to TRS, specialized services that enable persons with speech and hearing impairments to place calls using the telephone system.

Other Federal Regulation.  Optimum Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of fees to fund the TRS fund, local number portability administration, the North American Numbering Plan, and the payment of regulatory fees to support the FCC.

CPNI and Marketing Restrictions.  Optimum Lightpath is required to comply with the FCC’s rules restricting use of CPNI, which includes obtaining permission in certain cases prior to utilizing a customer’s information to market service.  Optimum Lightpath’s communications with its customers are subject to FCC, Federal Trade Commission, and state regulations on telemarketing, the sending of commercial e-mail messages, and the sending of commercial fax messages.

State Regulation.  Optimum Lightpath is also subject to regulation by the state commissions in each state in which it provides service.  In order to provide service, Optimum Lightpath must seek approval from each such state commission and may at times require local approval to construct facilities.  Optimum Lightpath is currently authorized and provides service in New York, Connecticut, and New Jersey.  Optimum Lightpath’s regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds, and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; making contributions to state universal service support programs; geographic build-out; and other matters relating to competition.

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

MVDDS

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity that holds MVDDS licenses in 46 metropolitan areas including New York, Miami, Los Angeles, and Cleveland.  These licenses are for a 10-year term, with a renewal expectancy based on a showing of “substantial service” within each of these market areas at the end of 5 and 10 years into the license period.  The five-year substantial service deadline for all of the licenses falls in 2009.  We have sought a waiver of our obligation to demonstrate that we are providing substantial service five years into the license period and asked the FCC to eliminate the five-year substantial service deadline.  We cannot provide any assurance that the FCC will grant the waiver necessary to retain the renewal expectancy.  The FCC’s rules prohibit us from holding more than a 20% interest in the MVDDS license in the New York market because of common ownership with our cable systems there.  Absent a waiver of this restriction by the FCC, we would need to divest all or a sufficient portion of our investment in the New York City MVDDS license to comply with the restriction.  We currently hold such a waiver, which, unless extended, will expire on October 9, 2009.  We cannot provide any assurance that the FCC will grant a further waiver necessary for the Company to retain its interest in the New York license.

Employees and Labor Relations

As of December 31, 2008, we had 17,082 full-time, 3,023 part-time and 7,308 temporary employees of which 989, 1,820 and 4,331, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

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

Item 1A.                                   Risk Factors

If the world-wide financial crisis continues, the volatility and disruptions in the capital and credit markets could adversely affect our business, including affecting the cost of new capital, our ability to refinance our scheduled debt maturities and meet our other obligations as they come due.

The capital and credit markets have been experiencing extreme volatility and disruption.  In the fourth quarter of 2008, the volatility and disruption reached unprecedented levels.  The markets have exerted extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and have severely restricted credit availability for most issuers.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  We have experienced some of the effects of this economic downturn. Continuation of events such as these may adversely impact our results of operations, cash flows and financial position.

We rely on the capital markets, particularly for offerings of debt securities, as well as the credit markets, to meet our financial commitments and liquidity needs.  The disruptions in the capital and credit markets could adversely affect our ability to refinance on satisfactory terms, or at all, our scheduled debt maturities and could adversely affect our ability to draw on our revolving credit facilities.  There can be no assurances that the disruptions in the capital and credit markets will subside sufficiently to allow us to timely refinance our debt maturities on satisfactory terms.

A broad economic downturn may impact our ability to comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness and may impact our ability to pay our indebtedness as it comes due.  If we do not repay our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness, we would be in default under those agreements, and the debt incurred under those agreements could then be declared immediately due and payable.  In addition, any default under our indentures, credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.  If the indebtedness under our indentures, credit facilities and our other debt instruments were accelerated, we would not have sufficient assets to repay amounts due thereunder.  To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or reduce or eliminate dividend payments or other discretionary uses of cash.  However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due.  In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers which would adversely affect our future operating results, cash flows and financial position.

The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities.  Continuation of these disruptions would increase our interest expense, adversely affecting our results of operations and financial position.

Our access to funds under our revolving credit facilities is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments.  Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term.  Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

We have substantial indebtedness and we are highly leveraged, which reduces our capability to withstand adverse developments or business conditions.

We have incurred substantial amounts of indebtedness to finance operations, to upgrade our cable plant and acquire other cable television systems, programming networks, sources of programming and other businesses.  We also have incurred indebtedness in order to offer our new or upgraded services to our current and potential customers.  We have also incurred substantial debt to pursue activities outside our core businesses such as our acquisitions of The Wiz, Clearview Cinemas, Newsday and our development of Rainbow DBS. In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2008, our total indebtedness aggregated approximately $12.0 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not.

Our financial statements reflect substantial losses from continuing operations and a significant stockholders’ deficiency, and we expect that our net losses, absent one-time gains, may continue and remain substantial for the foreseeable future, which may reduce our ability to raise needed capital.

We reported income (losses) from continuing operations of $(226.6) million, $23.7 million and $(142.0) million (which included pre-tax impairment losses aggregating $460.6 million in 2008 and a pre-tax gain on sale of programming and affiliate interests of $183.3 million in 2007) for the years ended December 31, 2008, 2007 and 2006, respectively.  Our continuing losses (after excluding the pre-tax gain on sale of programming and affiliate interests) primarily reflect our high interest expense and depreciation and amortization charges (including impairments), which may continue to be significant.  Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

The debt ratings for our notes are below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category.  In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant.  A lowering or withdrawal of a rating may further increase our future borrowing costs and reduce our access to capital.

Our financial performance may be harmed by the significant and credible risks of competition in our Telecommunications Services segment.

Competition in our various business segments could adversely affect our business and financial results and our ability to service our debt.  This risk is heightened by the rapid technological change inherent in our business and the need to acquire, develop and adopt new technology to differentiate our products and services from our competitors.  We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services.  In addition, changes in the regulatory and legislative environments may result in changes to the competitive landscape.

Our cable systems compete with a variety of video programming distribution systems, including broadcast television stations, direct broadcast satellite systems, incumbent telephone companies, multichannel multipoint distribution services, satellite master antenna television systems, private home dish earth stations, and open video systems operators like RCN.  We face intense competition from two incumbent telephone companies. Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, compete across all of our telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  For example, Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a third of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York. In July 2008, the New York Public Service Commission granted regulatory approval for Verizon to provide cable television service to all of New York City.  Verizon has so far not sought to obtain authority for video service in Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  Each of these companies has significantly greater financial resources than we do.  The attractive demographics of our service territory make this region a desirable location for investment in video distribution technologies by these companies.  This intense competition affects our ability to add or retain customers and could lead to pressure upon our pricing of telecommunications services and our ability to expand services purchased by our customers.  Cable systems also compete with the entities that make digital video recorded movies and programs available for home rental or sale.  Video competition to cable systems is also possible from the delivery of video programming over the Internet directly to subscribers, and wireless technologies, including wireless LMDS and MVDDS.

Our high-speed data offering to consumers faces intense competition from other providers of high-speed Internet access including services offered by local telephone providers such as Verizon and AT&T.  These lines may also be used to offer video programming in competition with our cable systems. In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T and Earthlink.  The FCC has allocated spectrum for use by licensed and unlicensed providers of wireless broadband service, including LMDS, MVDDS, Broadband Radio Service/Educational Broadband Service, Wireless Communications Service, and Digital Electronic

Message Service, which, if offered within our service area, could compete with our high-speed data offering.

Our voice service offerings to consumers face intense competition from other providers of voice services, including local exchange carriers such as Verizon and AT&T and other competitive providers of voice services, as well as VoIP providers like Vonage.

Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries’ ability to send us funds.

Our principal subsidiaries include various entities that own cable television systems or own interests in programming networks.  Our ability to pay interest on and repay principal of our outstanding indebtedness is dependent primarily upon the operations of our subsidiaries and the distributions or other payments of the cash they generate to us in the form of dividends, loans or advances.  Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our public indebtedness or to make any funds available to us to do so.  Rainbow National Services LLC, which we refer to as RNS, is a party to a credit agreement and indentures that contain various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, Newsday LLC is a party to a credit agreement that contains various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, our subsidiaries’ creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

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

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for our businesses were $909.1 million, $781.3 million and $885.8 million, in 2008, 2007 and 2006, respectively, and primarily include payments for consumer premises equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Optimum Lightpath telecommunications networks, in addition to the capital requirements of our other businesses.  We expect these capital expenditures to continue to be significant over the next several years, as we continue to market our services such as digital video, high-speed data and voice (including enhancements to our service offerings such as a broadband wireless network (WiFi)) to our customers.  Some of our subsidiaries have substantial future capital commitments in the form of long-term contracts that require substantial payments over a long period of time.  For example, rights agreements with sports teams under which their games are carried on the networks of certain of our programming subsidiaries and our various film library obligations almost always involve multi-year contracts that are difficult and expensive to terminate.  We also intend to renovate our Madison Square Garden Arena in the next several years, which would require significant funding.  We will not be able to generate sufficient cash internally to both meet these obligations and repay our indebtedness at maturity.  Accordingly, we will have to do one or more of the following:

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

On August 8, 2006, we disclosed that, based on a voluntary review of past practices in connection with grants of stock options and stock appreciation rights (“SARs”), we had determined that the grant date and exercise price assigned to a number of Cablevision’s stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of Cablevision’s common stock on the actual grant date.  In such cases, the date assigned to the grant corresponded to the date of a unanimous written consent executed by the members of the compensation committee of Cablevision’s Board of Directors, but the date of that consent did not correspond to the actual date of the grant.  In nearly all such cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted.  At all relevant times, Cablevision’s stock plan required that the exercise price of options be not less than the fair market value per share of Cablevision’s common stock on the date of grant.  In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to Cablevision’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  As a result, we restated our consolidated financial statements for 1997 through March 31, 2006 as reported in our amended 2005 Annual Report on Form 10-K and our amended March 31, 2006 Quarterly Report on Form 10-Q filed with the SEC on September 21, 2006.  In addition, we notified the Internal Revenue Service of the stock option review and provided the IRS an adjustment to reduce our net operating loss carry forward (“NOL”) by $86.2 million for all tax years through December 31, 2004 and in connection with our filing of our 2005 tax return, the NOL was further reduced by $2.2 million.

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

On October 27, 2006, the Board of Directors established a Special Litigation Committee of the Board, consisting of two newly appointed directors.  The Special Litigation Committee was given responsibility to review and analyze the facts and circumstances surrounding claims raised in the options litigation in which Cablevision has been named as a nominal defendant, and which purport to have been brought derivatively on behalf of Cablevision.  On June 4, 2008, Cablevision, on the determination of the Special Litigation Committee, entered into a settlement with the plaintiffs and most of the defendants in these lawsuits.  See “Item 3 - Legal Proceedings” for a description of that settlement.

We are unable to predict the outcome of these government investigations but such matters have resulted in substantial legal and other defense costs, have occupied and will continue to occupy the time and attention of our management team and could have a material adverse impact on us and Cablevision’s stock price, including increased stock price volatility, and could negatively impact our business and our ability to raise additional funds in the future.

Government investigations relating to improper expense recognition and the timing of recognition of launch support, marketing and other payments under affiliation agreements are pending, the scope and outcome of which could have a negative impact on the price of our securities and our business.

In June 2003, we reported that we had discovered certain improper expense accruals primarily at the national programming services of our Rainbow segment.  Following that announcement, investigations were commenced by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.  In addition, in July 2004, in connection with our response to comments of the staff of the Division of Corporation Finance of the SEC with respect to our filings under the Securities Exchange Act of 1934, we provided the SEC with information with respect to certain of our previous restatements/adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements.  On January 22, 2009, the SEC announced that it had entered a cease-and desist order against us with respect to its investigations concerning improper expense accruals and the improper recognition of launch and marketing support payments under affiliation agreements.  The matter has occupied and may continue to occupy the time and attention of our management team.  We are cooperating fully and intend to continue to do so.  Any adverse developments in connection with this matter could have a material adverse effect on our stock price, including increased stock price volatility and could negatively impact our business and our ability to raise additional funds in the future.

The success of our programming businesses depends upon the availability of programming that is adequate in quantity and quality, and our ability to obtain carriage of that programming.

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

Our recently acquired Newsday business has suffered operating losses historically and such losses could continue in the future.

Newsday suffered an operating loss of $403.3 million for the period July 30, 2008 through December 31, 2008, which included impairments of goodwill, indefinite-lived intangible assets, and certain long-lived intangible assets of $402.4 million.  In addition, it recognized operating losses, included in the financial statements of the former owner, in 2007, 2006, and 2005 of approximately $83.7 million, $232.8 million and $351.0 million, respectively, which included impairments of goodwill and other indefinite-lived intangible assets of $130.0 million, $275.3 million and $432.6 million, respectively.  Operating losses could continue in the future.  In connection with the formation of a company through which we have an approximately 97.2% interest in Newsday, its subsidiary, Newsday LLC incurred $650.0 million of indebtedness under its new senior secured credit facility and $630.0 million of the proceeds of these borrowings were paid to Newsday’s former owner, Tribune Company.  These borrowings are guaranteed by CSC Holdings. In addition, Cablevision issued approximately $682.0 million of its 8% senior notes due 2012 (fair value of $650 million at date of contribution) to Newsday Holdings LLC. Newsday LLC has agreed that it will keep Cablevision or CSC Holdings senior notes or cash balances in excess of the amount of borrowings outstanding under the new senior secured credit facility until it matures.

Demand for advertising, increased competition and declines in circulation affect Newsday.

A majority of the revenues of our recently acquired Newsday business are from advertising.  Expenditures by advertisers generally reflect economic conditions and declines in national and local economic conditions affect demand for advertising and the levels of advertising revenue for Newsday.

Newsday faces significant competition for advertising revenue from a variety of media sources including other newspapers, magazines, shopping guides, yellow pages, websites, broadcast and cable television, radio and direct marketing.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.  Newsday operates in a highly competitive market which may adversely affect advertising and circulation revenues.

Newsday and the newspaper industry generally have also experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers as a source of news, particularly younger consumers.  A prolonged decline in circulation would have a material adverse effect on the rate and volume of advertising revenues.

A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.

At December 31, 2008, we reported $9.4 billion of consolidated total assets, of which $2.9 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems, affiliation agreements, and amounts representing the cost of acquired assets and businesses in excess of their identifiable tangible and intangible assets.  While we believe that the carrying value of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

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

As of February 20, 2009, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively owned all of Cablevision’s Class B common stock, less than 3% of Cablevision’s outstanding Class A common stock and approximately 70% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 46% of Cablevision’s outstanding Class B common stock, less than 1% of Cablevision’s outstanding Class A common stock and approximately 32% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a voting agreement that has the effect of causing the voting power of the Class B stockholders to be cast as a block with respect to the election of the directors elected by the Class B stockholders and any change of control transaction.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  On May 2, 2007, Cablevision entered into a merger agreement with an entity owned by the Dolan Family Group.  The terms of the merger agreement provided that an entity owned by the Dolan Family Group would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of an entity controlled by the Dolan Family Group.  This transaction would have involved the incurrence of approximately $13.9 billion of indebtedness of Cablevision, CSC Holdings and their subsidiaries.  Following the announcement of the execution of the merger agreement, the long-term debt ratings of CSC Holdings’ senior and subordinated debt were placed on credit watch with negative implications.  On October 24, 2007, that transaction was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval. Subsequently, the parties terminated the merger agreement pursuant to its terms.  This transaction would have resulted in holders of our Class A common stock receiving a cash payment for their shares and members of the Dolan family owning all of the equity interests in the surviving corporation.  In connection with this proposed merger transaction and prior proposals contemplating similar going private transactions, members of the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

As a result of the Dolan family’s ownership of all of the Class B common stock, the Dolan family has the power to elect all the directors of Cablevision subject to election by holders of Class B common stock.  Those directors constitute a majority of Cablevision’s board of directors.  In addition, Dolan family members may control stockholder decisions on matters in which holders of all classes of Cablevision common stock vote together as a single class.  These matters could include the amendment of some provisions of Cablevision’s certificate of incorporation and the approval of fundamental corporate transactions.  In addition, the affirmative vote or consent of the holders of at least 66-2/3% of the outstanding shares of the Class B common stock, voting separately as a class, is required to approve the authorization or issuance of any additional shares of Class B common stock.  Furthermore, the Dolan family members also have the power to prevent any amendment, alteration or repeal of any of the provisions of Cablevision’s certificate of incorporation that adversely affects the powers, preferences or rights of the Class B common stock.

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

Our cable television and telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  See “Item 1. Business - Regulation”.  The FCC and state and local governments extensively regulate the basic rates we may charge our customers for certain of our video services.  They also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our telephone business and, possibly in the future, our highspeed data services business.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations. See discussion under “Item 1. Business -Regulation”.

Legislative enactments, court actions and federal, state, and local regulatory proceedings frequently modify the terms under which we offer our services and operate.  The results of these legislative, judicial and administrative actions may materially adversely affect our business or results of operations.  Changes to the franchising process and other regulatory benefits extended only to new competitive entrants, for example, as well as new requirements giving third parties access to our network or other assets, could materially affect our ability to compete.  Changes to regulations from which we benefit and on which we depend to run our businesses also could materially affect our operations.  Any action with respect to these or other matters by the courts, Congress, the FCC, the states of New York, New Jersey or Connecticut, or concerted action by local regulators, the likelihood or extent of which we cannot predict, could have a material adverse effect on us.

Our current franchises are non-exclusive and our franchisors need not renew our franchises.

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, with the approval of state cable television authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non renewal or termination under some circumstances.  In some cases, franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities. As of December 31, 2008, our ten largest franchise areas comprise approximately 48% of our total basic video customers and of those, five franchises comprising approximately 902,200 basic video customers, are expired.  We are currently operating in these franchise areas under temporary authority and we are actively engaged in or have completed negotiations to renew these franchises.

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

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 2,258,000 square feet of space primarily in New York, New Jersey and Connecticut.  We lease several business offices in Woodbury, New York with an aggregate of approximately 218,000 square feet of space and business offices in Jericho, New York with approximately 631,000 square feet of space.  Of the amounts above, we currently sublease approximately 313,000 square feet of space to third party tenants and approximately 57,000 square feet of space is currently vacant.  In addition, Newsday leases properties aggregating approximately 945,000 square feet of space which includes approximately 527,000 square feet relating to its administrative and printing facility in Melville, New York.  Of this amount, approximately 16,500 square feet of space is currently vacant.  Other significant properties that are leased are in New York City and include approximately 188,000 square feet housing Madison Square Garden’s administrative offices, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,900 seats).

Clearview Cinemas leases 39 theaters (21 in New Jersey, 16 in New York and two in Pennsylvania) with approximately 35,000 seats and owns an additional nine theaters (five in New York and four in New Jersey) with approximately 5,800 seats.

We believe our properties are adequate for our use.

Item 3.                   Legal Proceedings

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193.5 million.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193.9 million, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310.0 million, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that had the effect of significantly limiting many of the Committee’s claims.  The Company has reached a settlement of this action with the Committee, subject to the approval of the bankruptcy court.  Pursuant to the settlement, the Company will make a payment of $0.9 million.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intends to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100 million per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500 million in the aggregate, on

VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against EchoStar Satellite asserting that EchoStar Satellite did not have the right to terminate the affiliation agreement.  Separately, on February 1, 2008, EchoStar Satellite began to distribute VOOM in a manner that the Company believes violates EchoStar Satellite’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar Satellite of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.  On March 10, 2008, EchoStar Satellite answered VOOM HD’s complaint and asserted certain counterclaims.  On April 21, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  On or about May 13, 2008, EchoStar Satellite ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for EchoStar’s improper termination of the affiliation agreement.  On June 24, 2008, EchoStar Satellite answered VOOM HD’s amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.   The Company believes that the counterclaims asserted by EchoStar Satellite are without merit. The lawsuit filed by VOOM HD remains pending.

Accounting Related Investigations

In June 2003, the Company reported that it had discovered certain improper expense accruals primarily at the national programming services of the Company’s Rainbow segment.  The improper expense recognition matter was the subject of investigations by the Securities and Exchange Commission (“SEC”) and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC also investigated the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  On January 22, 2009, the SEC announced that it had entered a Cease-and Desist Order (“the Order”) against the Company with respect to the previously disclosed SEC investigations concerning improper expense accruals and recognition of launch and marketing support payments. The Order directs the Company to cease and desist from further violations of the reporting provisions and the books and records and internal accounting controls requirements of the Securities Exchange Act of 1934. The Company consented to the entry of the Order without admitting or denying any of the factual findings in the Order.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan Family Group 2006 Proposal would not close.  There subsequently were a series of extensions and/or stays in the Nassau County and Eastern District actions.

On June 4, 2008, the Company, on the determination of the SLC, entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the plaintiffs and most of the defendants in these lawsuits.  Under the Settlement Agreement, the settling defendants agreed to provide to the Company aggregate consideration valued at approximately $24.4 million, in the form of a combination of cash payments, repricing the exercise price of outstanding options and SARs, return of outstanding common stock, restricted stock units, options and SARs (including rights to the $10 special dividend paid by the Company in 2006), and surrender of potential contractual claims.  In addition, the Company’s director and officer liability insurer agreed to make a payment to the Company of $10.0 million.  As contemplated by the Settlement Agreement, on June 16, 2008, the trial court in the Nassau County action issued an order approving the publication of a notice of the proposed settlement and scheduling a hearing for September 9, 2008 to determine whether to approve the settlement.  On September 15, 2008, the court approved the Settlement Agreement in its entirety and awarded plaintiffs’ counsel fees and expenses, to be paid out of the settlement proceeds, of $7.1 million.  The court’s approval is now final and all claims in the state case are dismissed.  All claims against the settling defendants in the federal case have also been dismissed.  The financial statement impact of the Settlement Agreement was not material and was recognized in September 2008.

Programming Litigation

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants have violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a “bundled” basis and by offering programming in packaged tiers rather than on an “a la carte” basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, seek unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an “a la carte” basis.  On December 3, 2007, the plaintiffs filed an amended complaint containing principally the same allegations as the plaintiffs’ original complaint.  On December 21, 2007, the defendants filed joint motions to dismiss the amended complaint for failure to state a claim and on the ground that the plaintiffs lacked standing to assert the claims in the amended complaint.  The district court granted the defendants’ motions on March 13, 2008, but granted the plaintiffs leave to amend their claims.

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contains many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  Discovery is currently underway.  The Company intends to defend against this lawsuit vigorously.

NHL Litigation

Madison Square Garden, L.P. (“MSG”) filed a lawsuit in September 2007 against the National Hockey League and certain related entities (“the NHL”).  This suit, filed in the United States District Court for the Southern District of New York, alleges violations of the United States Federal and New York State antitrust laws as a result of the NHL’s anticompetitive exclusive agreements providing the NHL with the exclusive right to control, for virtually all commercial purposes, the individual clubs’ marks, licensing, advertising and distribution opportunities.  The suit seeks declaratory relief against these anticompetitive activities and against the imposition by the NHL of any sanctions or penalties for the filing and prosecution of the lawsuit.

In October 2007, MSG sought a preliminary injunction prohibiting the NHL from requiring MSG, in accordance with the NHL’s “new media” regulations, to migrate the New York Rangers’ website onto the NHL’s platform and from imposing fines for MSG’s failure to do so.  On November 2, 2007, the district court denied MSG’s motion for a preliminary injunction.  On March 19, 2008, the United States Court of Appeals for the Second Circuit affirmed the district court’s decision.

On March 31, 2008, MSG filed an amended complaint, which the NHL moved to dismiss on June 2, 2008.  On June 18, 2008, the NHL filed its answer, along with two counterclaims against MSG seeking declaratory relief and damages.  The answer denies the material elements of MSG’s complaint.  The counterclaims allege that MSG’s prosecution of its lawsuit violates contractual releases and agreements not to sue given by MSG to the NHL and seeks a judicial declaration that MSG breached contractual obligations to the NHL and that the NHL has the right to pursue disciplinary proceedings against MSG under the NHL constitution.  Potential disciplinary actions that the NHL has indicated it might seek to impose (all of which would require the affirmative vote of three-fourths of the members of the NHL present and voting at a meeting) include:  (i) suspension or termination of the Rangers’ membership in the NHL, (ii) damages, and (iii) any other directive, order or relief which may be appropriate in the circumstances.  The counterclaims also seek damages and costs, including the attorney’s fees that the NHL has incurred in defending the lawsuit.  MSG has filed a motion to dismiss the NHL’s counterclaims.

On October 10, 2008, the court denied the NHL’s motion to dismiss with respect to MSG’s challenge to the NHL’s “new media” policies, but granted partial summary judgment dismissing MSG’s other claims.  MSG’s motion to dismiss the NHL’s counterclaims remains pending.

Newsday

On December 17, 2007, Newsday reached a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York that ended a federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized, among other things, Newsday’s full cooperation with the investigation and the implementation of new practices and procedures to prevent improper circulation practices.  The Company’s subsidiary that acquired approximately 97.2% of the newspaper publishing business has agreed to be bound by Newsday’s obligations to cooperate with the government in any proceedings relating to the improper circulation practices and to maintain in effect the remedial practices and procedures called for by the non-prosecution agreement.  See Note 2 of the consolidated financial statements for more information related to the Newsday Transaction.

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

PART II

Item 5.                                                             Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 201(d) of Regulation S-K under Item 5 is hereby incorporated by reference to Cablevision’s definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2009 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2009, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Cablevision NY Group Class A common stock is traded on the NYSE under the symbol “CVC.”

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2008:
First Quarter	$28.90	$20.68
Second Quarter	$27.38	$21.53
Third Quarter	$33.00	$19.04
Fourth Quarter	$25.37	$11.00

	High	Low
Year Ended December 31, 2007:
First Quarter	$30.95	$28.02
Second Quarter	$36.45	$30.15
Third Quarter	$38.80	$30.27
Fourth Quarter	$35.06	$23.85

As of February 20, 2009, there were 1,224 holders of record of Cablevision NY Group Class A common stock.

There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share.  As of February 20, 2009, there were 26 holders of record of Cablevision NY Group Class B common stock.

All outstanding shares of common stock of CSC Holdings are held by Cablevision.

Dividends

On February 25, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share on each outstanding share of both its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  This cash dividend will be payable on March 31, 2009 to shareholders of record at the close of business on March 9, 2009.

On August 15, 2008 and November 5, 2008, the Board of Directors of Cablevision declared cash dividends of $0.10 per share paid on September 18, 2008 and December 9, 2008 to stockholders of record on both its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock as of August 26, 2008 and November 17, 2008, respectively.  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to approximately $58.1 million.  In addition, up to approximately $1.7 million will be paid when, and if, restrictions lapse on restricted shares outstanding and when, and if, certain stock appreciation rights (‘SAR”) and stock options are exercised.

In September and December 2008, CSC Holdings paid cash dividends of $23.0 million and $29.1 million, respectively to Cablevision, its sole shareholder.  On February 25, 2009, CSC Holdings declared a dividend payable to Cablevision of approximately $552 million, the proceeds of which will be used to fund Cablevision’s March 2009 dividend and the repurchase or repayment of Cablevision’s floating rate notes due in April 2009.

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

Recent Sales and Use of Proceeds

The table below sets forth information regarding purchases made by the Company of its Cablevision NY Group Class A Common Stock during the year ended December 31, 2008.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1-30, 2008	8,739	$25.17	N/A	N/A
October 1-31, 2008	160,916	$24.98	N/A	N/A

In June and October 2008, 20,000 and 365,000, respectively, of restricted shares issued to employees of the Company vested.  To fulfill the employee’s statutory minimum tax withholding obligations for the applicable income and other employment taxes, 8,739 and 160,916 of these shares were acquired by the Company at an average share price of $25.17 and $24.98, respectively.  The acquired shares have been classified as treasury stock.

Cablevision NY Group Stock Performance Graph

The chart below compares the performance of the Company’s Cablevision NY Group Class A common stock with the performance of the Russell 3000 Index and a Peer Group Index by measuring the changes in Cablevision NY Group Class A common stock prices from December 31, 2003 through December 31, 2008.  As required by the SEC, the values shown assume the reinvestment of all dividends.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable television operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2008:  Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. (through December 8, 2004 after which date Cox Communications was no longer a public company), Insight Communications Inc. (through December 16, 2005 after which date Insight Communications was no longer a public company), Mediacom Communications Corporation and Time Warner Cable Inc. (from January 5, 2007 when Time Warner Cable stock began trading).  The chart assumes $100 was invested on December 31, 2003 in each of the Company’s Cablevision NY Group Class A common stock, the Russell 3000 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008
CABLEVISION NY GROUP CLASS A	100	106	100	182	156	109
RUSSELL 3000 INDEX	100	112	119	137	145	91
PEER GROUP	100	101	79	129	84	74

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

	Cablevision Systems Corporation
	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per subscriber, per unit and per share data)
Operating Data:
Revenues, net	$7,230,116	$6,484,481	$5,828,493	$5,082,045	$4,537,044
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,244,386	2,891,337	2,651,890	2,249,367	2,142,928
Selling, general and administrative	1,738,357	1,558,455	1,471,366	1,283,938	1,175,769
Other operating income	—	—	—	—	(95,758)
Restructuring expense (credits)	49,883	4,733	(3,484)	(537)	(835)
Depreciation and amortization (including impairments)	1,507,809	1,118,888	1,119,829	1,074,711	1,129,515
Operating income	689,681	911,068	588,892	474,566	185,425
Other income (expense):
Interest expense, net	(782,874)	(900,698)	(891,674)	(748,665)	(712,828)
Equity in net income (loss) of affiliates	—	4,377	6,698	3,219	(12,997)
Gain on sale of programming and affiliate interests, net	805	183,286	—	64,968	2,232
Gain (loss) on investments, net	(136,414)	(214,257)	290,052	(138,312)	134,598
Gain (loss) on equity derivative contracts, net	118,219	214,712	(214,352)	135,677	(164,649)
Loss on interest rate swap contracts, net	(205,683)	(76,568)	(39,360)	(16,497)	(656)
Write-off of deferred financing costs	—	(2,919)	(14,083)	—	(18,961)
Loss on extinguishment of debt	(2,424)	(19,113)	(13,125)	—	(78,571)
Minority interests	8,108	321	1,614	5,221	(38,546)
Miscellaneous, net	1,264	2,636	2,845	650	71
Income (loss) from continuing operations before income taxes	(309,318)	102,845	(282,493)	(219,173)	(704,882)
Income tax benefit (expense)	82,688	(79,181)	140,462	82,219	208,605
Income (loss) from continuing operations	(226,630)	23,664	(142,031)	(136,954)	(496,277)
Income (loss) from discontinued operations, net of taxes	(946)	195,235	16,428	226,274	(175,232)
Income (loss) before extraordinary item	(227,576)	218,899	(125,603)	89,320	(671,509)
Extraordinary loss on investment, net of taxes	—	—	—	—	(7,436)
Income (loss) before cumulative effect of a change in accounting principle	(227,576)	218,899	(125,603)	89,320	(678,945)
Cumulative effect of a change in accounting principle, net of taxes	—	(443)	(862)	—	—
Net income (loss)	$(227,576)	$218,456	$(126,465)	$89,320	$(678,945)

	Cablevision Systems Corporation
	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per subscriber, per unit and per share data)
INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share
Income (loss) from continuing operations	$(0.78)	$0.08	$(0.50)	$(0.49)	$(1.73)
Income (loss) from discontinued operations	$—	$0.68	$0.06	$0.80	$(0.61)
Extraordinary loss	$—	$—	$—	$—	$(0.03)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—
Net income (loss)	$(0.78)	$0.76	$(0.45)	$0.32	$(2.36)
Basic weighted average common shares (in thousands)	290,286	288,271	283,627	281,936	287,085
Diluted net income (loss) per common share
Income (loss) from continuing operations	$(0.78)	$0.08	$(0.50)	$(0.49)	$(1.73)
Income (loss) from discontinued operations	$—	$0.66	$0.06	$0.80	$(0.61)
Extraordinary loss	$—	$—	$—	$—	$(0.03)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—
Net income (loss)	$(0.78)	$0.74	$(0.45)	$0.32	$(2.36)
Diluted weighted average common shares (in thousands)	290,286	294,604	283,627	281,936	287,085
Cash dividends declared and paid per common share	$0.20	$—	$10.00	$—	$—

	Cablevision Systems Corporation
	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per subscriber, per unit and per share data)
Balance Sheet Data:
Total assets	$9,383,208	$9,140,577	$9,844,857	$9,851,112	$11,416,982
Bank debt	5,653,750	4,888,750	4,992,500	1,851,500	2,489,887
Collateralized indebtedness	448,738	847,154	921,574	1,170,126	1,553,427
Senior notes and debentures	5,496,292	5,495,148	5,993,956	5,992,760	5,991,564
Senior subordinated notes and debentures	323,564	323,311	497,011	746,621	746,231
Notes payable	6,230	1,017	18,843	15,905	150,000
Capital leases	61,849	65,407	61,458	59,787	71,563
Total debt	11,990,423	11,620,787	12,485,342	9,836,699	11,002,672
Minority interests	7,768	1,182	49,670	55,190	685,877
Stockholders’ deficiency	(5,362,247)	(5,098,790)	(5,339,253)	(2,493,380)	(2,647,264)

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per subscriber data)
Statistical Data (Unaudited):
Revenue Generating Units :
Basic Video Customers (1)	3,108	3,123	3,127	3,027	2,963
iO Digital Video Customers	2,837	2,628	2,447	1,963	1,483
Optimum Online High-Speed Data Customers	2,455	2,282	2,039	1,694	1,353
Optimum Voice Customers	1,878	1,592	1,209	731	273
Residential Telephone Customers	—	—	5	8	9
Total Revenue Generating Units	10,278	9,625	8,827	7,423	6,081
Customer Relationships (2)	3,325	3,317	3,300	3,175	3,096
Homes Passed (3)	4,732	4,679	4,562	4,484	4,443

Penetration:
Basic Video to Homes Passed	65.7%	66.8%	68.5%	67.5%	66.7%
iO Digital to Basic Penetration	91.3%	84.1%	78.2%	64.8%	50.1%
Optimum Online to Homes Passed	51.9%	48.8%	44.7%	37.8%	30.4%
Optimum Voice to Homes Passed	39.7%	34.0%	26.5%	16.3%	6.1%
Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$134.85	$125.10	$115.30	$100.46	$88.33

(1)                      Basic video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

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

(4)                      Average monthly revenue per basic customer is calculated by dividing the GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the fourth quarter of each year presented by the average monthly number of basic video customers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude the Company’s Optimum Lightpath operations because Optimum Lightpath’s third-party revenues are unrelated to the Company’s cable television system customers.

	CSC Holdings, Inc.
	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per subscriber, per unit and per share data)
Operating Data:
Revenues, net	$7,230,116	$6,484,481	$5,828,493	$5,082,045	$4,537,044
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,244,386	2,891,337	2,651,890	2,249,367	2,142,928
Selling, general and administrative	1,738,357	1,558,455	1,471,366	1,283,938	1,175,769
Other operating income	—	—	—	—	(95,758)
Restructuring expense (credits)	49,883	4,733	(3,484)	(537)	(835)
Depreciation and amortization (including impairments)	1,507,809	1,118,888	1,119,829	1,074,711	1,129,515
Operating income	689,681	911,068	588,892	474,566	185,425
Other income (expense):
Interest expense, net	(631,436)	(769,705)	(762,848)	(624,256)	(627,780)
Equity in net income (loss) of affiliates	—	4,377	6,698	3,219	(12,997)
Gain on sale of programming and affiliate interests, net	805	183,286	—	64,968	2,232
Gain (loss) on investments, net	(136,414)	(214,257)	290,052	(138,312)	134,598
Gain (loss) on equity derivative contracts, net	118,219	214,712	(214,352)	135,677	(164,649)
Loss on interest rate swap contracts, net	(205,683)	(76,568)	(39,360)	(16,497)	(656)
Write-off of deferred financing costs	—	(2,919)	(14,083)	—	(18,961)
Loss on extinguishment of debt	(2,424)	(19,113)	(13,125)	—	(78,571)
Minority interests	8,108	321	1,614	5,221	(38,546)
Miscellaneous, net	1,260	2,636	2,845	827	71
Income (loss) from continuing operations before income taxes	(157,884)	233,838	(153,667)	(94,587)	(619,834)
Income tax benefit (expense)	23,043	(134,629)	87,631	31,226	173,480
Income (loss) from continuing operations	(134,841)	99,209	(66,036)	(63,361)	(446,354)
Income (loss) from discontinued operations, net of taxes	(946)	195,235	16,428	226,274	(175,232)
Income (loss) applicable to common shareholder before extraordinary item	(135,787)	294,444	(49,608)	162,913	(621,586)
Extraordinary loss on investment, net of taxes	—	—	—	—	(7,436)
Income (loss) applicable to common shareholder before cumulative effect of a change in accounting principle	(135,787)	294,444	(49,608)	162,913	(629,022)
Cumulative effect of a change in accounting principle, net of taxes	—	(443)	(862)	—	—
Net income (loss) applicable to common shareholder	$(135,787)	$294,001	$(50,470)	$162,913	$(629,022)

	CSC Holdings, Inc.
	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per subscriber, per unit and per share data)
Balance Sheet Data:
Total assets	$9,937,583	$9,510,029	$9,973,228	$9,957,801	$11,390,840
Bank debt	5,653,750	4,888,750	4,992,500	1,851,500	2,489,887
Collateralized indebtedness	448,738	847,154	921,574	1,170,126	1,553,427
Senior notes and debentures	3,996,292	3,995,148	4,493,956	4,492,760	4,491,564
Senior subordinated notes and debentures	323,564	323,311	497,011	746,621	746,231
Notes payable	6,230	1,017	18,843	15,905	150,000
Capital leases	61,849	65,407	61,458	59,787	71,563
Total debt	10,490,423	10,120,787	10,985,342	8,336,699	9,502,672
Minority interests	7,768	1,182	49,670	55,190	685,877
Stockholder’s deficiency	(3,598,038)	(3,432,257)	(3,803,327)	(967,974)	(1,181,509)

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per subscriber data)
Statistical Data (Unaudited):
Revenue Generating Units:
Basic Video Customers (1)	3,108	3,123	3,127	3,027	2,963
iO Digital Video Customers	2,837	2,628	2,447	1,963	1,483
Optimum Online High-Speed Data Customers	2,455	2,282	2,039	1,694	1,353
Optimum Voice Customers	1,878	1,592	1,209	731	273
Residential Telephone Customers	—	—	5	8	9
Total Revenue Generating Units	10,278	9,625	8,827	7,423	6,081
Customer Relationships (2)	3,325	3,317	3,300	3,175	3,096
Homes Passed (3)	4,732	4,679	4,562	4,484	4,443
Penetration:
Basic Video to Homes Passed	65.7%	66.8%	68.5%	67.5%	66.7%
iO Digital to Basic Penetration	91.3%	84.1%	78.2%	64.8%	50.1%
Optimum Online to Homes Passed	51.9%	48.8%	44.7%	37.8%	30.4%
Optimum Voice to Homes Passed	39.7%	34.0%	26.5%	16.3%	6.1%
Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$134.85	$125.10	$115.30	$100.46	$88.33

(1)                      Basic video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

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

(4)                      Average monthly revenue per basic customer is calculated by dividing the GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the fourth quarter of each year presented by the average monthly number of basic video customers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude the Company’s Optimum Lightpath operations because Optimum Lightpath’s third-party revenues are unrelated to the Company’s cable television system customers.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

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

•                  demand for advertising inventory;

•                  advertiser demand for our newspapers along with subscriber and single copy outlet sales demand for our newspapers;

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

•                  other risks and uncertainties inherent in the cable television, programming, entertainment and newspaper publishing businesses, and our other businesses;

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

Continued market disruptions from the world-wide financial crisis could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customer’s inability to pay for the services we provide.  We have experienced some of the effects of this economic downturn.  Continuation of events such as these may adversely impact our results of operations, cash flows and financial position.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 71% of our consolidated revenues for the year ended December 31, 2008, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, acquisition transactions that result in the addition of new subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of digital subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 41% of our consolidated revenues for the year ended December 31, 2008, face competition from the direct broadcast satellite (“DBS”) business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about one-third of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York.  In July 2008, the New York Public Service Commission granted regulatory approval for Verizon to provide cable television service to all of New York City.  Verizon has so far not indicated any plans to offer video service in Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.

Our high-speed data services business, which accounted for 15% of our consolidated revenues for the year ended December 31, 2008, faces competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by local telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T and Earthlink.  Our growth rate in cable modem customers has slowed from the growth rates we have experienced in the past due to our already high penetration (51.9% of homes passed at December 31, 2008) and, to a lesser extent, intensifying competition.

Our VoIP offering, which accounted for 9% of our consolidated revenues for the year ended December 31, 2008, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  Our growth rate in VoIP customers has slowed from the growth rates we have experienced in the past due to our increasing penetration (39.7% of homes passed at December 31, 2008) and, to a lesser extent, intensifying competition.

The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.

Our advertising and other revenues accounted for 3% of our consolidated revenues for the year ended December 31, 2008.

Optimum Lightpath, which accounted for 3% of our consolidated revenues for the year ended December 31, 2008, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.  In October 2008, Optimum Lightpath completed the acquisition of 4Connections LLC which allows Optimum Lightpath to expand its ability to offer advanced Ethernet-based data and Internet voice products to businesses in the New Jersey region.

Rainbow

In our Rainbow segment, which accounted for 14% of our consolidated revenues for the year ended December 31, 2008, we earn revenues in two principal ways.  First, we receive affiliate fee payments from cable television system operators, DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliate fee revenues we earn vary from operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers”, or are a fixed contractual monthly fee.  The second principal source of revenues in this segment is from advertising.

Under our affiliation agreements, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, most of our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of operators that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by operators to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the operators’ efforts to market our channels.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing rates for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

Our principal goals in this segment are to increase our affiliate fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this, we must continue to contract for and produce high-quality, attractive programming.  One of our greatest challenges arises from the increasing concentration of subscribers in the hands of a few operators, creating disparate bargaining power between the largest operators and us.  This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliate relationships would have a significant adverse impact on this segment.

On June 16, 2008, the Company acquired Sundance Channel L.L.C.  Sundance’s results of operations and net assets are included in the Rainbow segment for the period subsequent to June 16, 2008 (see Note 2 to the Company’s consolidated financial statements).

Madison Square Garden

Madison Square Garden, which accounted for 14% of our consolidated revenues for the year ended December 31, 2008, consists of our professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), a regional sports programming business, and an entertainment business, as well as the operations of Fuse, a national music programming network.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the WaMu Theater and the Beacon Theatre in New York City, and the Chicago Theatre in Chicago, Illinois, which was acquired in October 2007.  Through June 30, 2007, it also operated the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut).  In addition, in June 2008, Madison Square Garden purchased a minority ownership interest in Front Line Management Group Inc., a musical artist management company.

Madison Square Garden faces competitive challenges unique to these business activities.  We derive revenues in this segment primarily from our programming businesses (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  Madison Square Garden’s regional sports programming business and Fuse derive their revenues from affiliate fees paid by cable television operators (including our cable television systems), DBS operators and telephone companies that provide video service and sales of advertising.  Increases in affiliate fee revenues result from a combination of changes in rates and changes in the number of viewing subscribers.  This segment’s financial performance is affected by the performance of all the teams presented and the attractiveness of its entertainment events and programming content.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which also supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing our professional sports teams’ results of operations.  See “Item 3. Legal Proceedings - NHL Litigation” for a discussion of a pending dispute between Madison Square Garden, L.P. and the NHL.

Madison Square Garden’s regional sports programming business is affected by our ability to secure desired programming of professional sports teams and other sports-related programming, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  Fuse’s business is affected by its ability to acquire or develop desired music related content for the network.  While Madison Square Garden’s regional sports programming business is widely distributed in the New York metropolitan area, it, along with Fuse, faces the same challenges in increasing affiliate fee and advertising revenues as the Rainbow segment’s programming businesses discussed above.

Madison Square Garden’s entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as the availability of, and our venues’ ability to attract, concerts, family shows and other events.

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Newsday

Newsday, which accounted for approximately 2% of our consolidated revenues for the year ended December 31, 2008, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, Island Publications and online websites including newsday.com and exploreLI.com.  See Note 2 of the consolidated financial statements for a discussion of the Newsday Transaction which was completed on July 29, 2008.  The Company’s consolidated results of operations for the year ended December 31, 2008 include the operating results of Newsday subsequent to the closing date of the transaction on July 29, 2008.

Newsday has experienced a decline in net operating revenues and net earnings primarily due to decreased advertising revenues. The decrease in advertising revenues, particularly in the classified category, have resulted from the current economic environment and increased competition for advertising dollars from other media, particularly the internet, and is expected to continue in 2009.  See Item 1A. Risk Factors - Demand for advertising, increased competition and declines in circulation affect our Newsday business.

Newsday’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  For the period from July 30, 2008 through December 31, 2008, advertising revenues accounted for 81% of the total revenues of Newsday. Newsday’s financial success is largely dependent on advertising revenue.  Advertising revenue is derived from printed ads that run in the newspaper and niche publications, preprinted advertisements that are inserted into the newspaper and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes newspaper online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  Local economic conditions can affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  All of these factors, along with the competitive and seasonal factors discussed below, contribute to a challenging advertising sales environment and have adversely impacted our ability to maintain our revenues.  See Item 1A. Risk Factors - Demand for advertising, increased competition and declines in circulation affect our Newsday business.

Seasonal variations in consumer spending can cause quarterly advertising revenues to fluctuate.  Second and fourth quarter advertising revenues are typically higher than first and third quarter advertising revenues, reflecting the historically slower economic activity in the winter and summer and the stronger fourth quarter holiday season.  The first quarter is historically the slowest quarter for revenues and profits.  The level of advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions.

For the period from July 30, 2008 through December 31, 2008, circulation revenues accounted for 17% of the total revenues of Newsday. Newsday’s circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.  Approximately 72% of the circulation revenues were derived from subscription sales, which provide readers with the convenience of home delivery, and are an important component of Newsday’s circulation base.  Single-copy rates for Newsday range from $0.50 to $0.75 per daily copy and $1.59 to $2.00 per Sunday copy.  Newsday actively promotes single copy sales, which comprised 28% of circulation revenue.  In recent years, circulation has generally declined throughout the newspaper industry, and Newsday’s newspapers have generally experienced this trend.  A decrease in home delivery subscriptions and single copy sales of newspapers could adversely impact circulation revenue as well as advertising revenue.  See Item 1A. Risk Factors - Demand for advertising, increased competition and declines in circulation affect our Newsday business.

The basic material used in publishing newspapers is newsprint.  Management believes Newsday’s sources of newsprint, along with available alternate sources, are adequate for its current needs.  Consolidation in the North American newsprint industry has reduced the number of suppliers and has led to paper mill closures and conversions to other grades of paper, which in turn has decreased overall newsprint capacity and increased the likelihood of future price increases for materials used by Newsday.

The Company recorded pre-tax impairment charges of $59,522, $8,199 and $333,159 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill, respectively, originally recorded by the Company in conjunction with its acquisition of Newsday on July 29, 2008.  These impairment charges reflect the continuing deterioration of values in the newspaper industry and the greater than anticipated economic downturn and its current and anticipated impact on Newsday’s advertising business.

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

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company’s long-lived and indefinite-lived assets at December 31, 2008 include goodwill of $1,100,333, other intangible assets of $1,795,534 ($982,856 of which are indefinite-lived intangibles), $3,472,640 of property, plant and equipment and long-term program rights of $495,219.  Such assets accounted for approximately 73% of the Company’s consolidated total assets.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  For other long-lived assets, including intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indicator of potential impairment.  If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.  For the Telecommunications Services segment, these valuations also include assumptions for average annual revenue per customer, number of homes passed, operating margin and market penetration as a percentage of homes passed, among other assumptions.  For the Madison Square Garden and Rainbow segments, these valuations also include assumptions for projected average rates per basic and viewing subscribers used to determine affiliate fee revenue, number of events (MSG segment only), access to sports programming and feature film rights and the cost of such sports programming and feature film rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.  For the Newsday segment, these valuations also include assumptions for advertising and circulation revenue trends, operating margin, market participant synergies, and market multiples for comparable companies.  If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

In order to evaluate the sensitivity of the fair value calculations of the Company’s reporting units on the impairment calculation for goodwill, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit.  This hypothetical decrease would have no impact on the goodwill impairment analysis for any of the Company’s reporting units.

In order to evaluate the sensitivity of the fair value calculations of the Company’s indefinite-lived intangibles, the Company applied a hypothetical 10% decrease to the fair value of each of the Company’s indefinite-lived intangibles.  This hypothetical 10% decrease in fair value would have resulted in an additional impairment charge of approximately $9,000.

Rights to programming, including feature films and episodic series, acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability, then the earlier of when the uncertainty is resolved, or when the license period has begun.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.  We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recorded in technical and operating expense.

Owned original programming is produced for us by independent production companies.  Any owned original programming costs qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated cash flows can change based upon programming market acceptance, levels of affiliate fee revenue and advertising revenue, and program usage.  Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary which could impact the timing of amortization expenses.

We recorded impairment losses of $416,985, $1,804 and $2,104 in 2008, 2007 and 2006, respectively, included in depreciation and amortization.  The 2008 impairment loss includes $400,880 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill of our Newsday segment. The 2007 impairment loss relates to certain other long-lived assets and goodwill related to certain subsidiaries in our Rainbow segment and the 2006 impairment loss relates to certain other long-lived assets of our theater operations and our PVI Virtual Media business.  In addition, we have recorded impairment losses of approximately $1,129, $3,160 and $1,640 for the years ended December 31, 2008, 2007 and 2006, respectively, included in technical and operating expense, representing primarily the impairment of certain film and other programming contracts.  In 2008, we recorded impairment losses of $42,519, included in restructuring expense, which related primarily to impairments of certain contractual programming rights ($40,974) resulting from the decision to discontinue the U.S. domestic programming business of VOOM.

Useful Lives of Finite-Lived Intangible Assets:

The Company has recognized intangible assets for affiliation agreements, affiliate relationships, broadcast rights and other agreements, advertiser relationships, season ticket holder relationships, suite holder relationships and other intangibles as a result of purchase accounting.  The Company has determined that certain of such intangible assets have finite lives.  The estimated useful lives and carrying values of these intangibles at December 31, 2008 are as follows:

	Carrying Value at December 31, 2008	Estimated Useful Lives
Affiliation agreements and affiliate relationships	$575,875	4 to 25 years
Broadcast rights and other agreements	5,547	10 years
Season ticket holder relationships	54,078	10 to 15 years
Suite holder relationships	10,148	11 years
Advertiser relationships	81,892	4 to 10 years
Other intangible assets	85,138	1 to 29 years

The amount we originally allocated in purchase accounting to the affiliation agreements and affiliate relationships finite-lived intangible assets in our consolidated financial statements is the estimated aggregate fair value of those affiliation agreements and affiliate relationships.  The useful lives for the affiliation agreements and affiliate relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements.  The Company has been successful in renewing its major affiliation agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future.  However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business.  In light of these facts and circumstances, the Company has determined that an estimated useful life of 4 to 10 years for affiliation agreements and 24 to 25 years for affiliate relationships is appropriate.

There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewal.  In one case during 2004, there was a 10-day period in which an affiliate was restricted from carrying certain of the Company’s sports and entertainment networks because the parties had not reached agreement on contract renewal terms.  We reached a short-term agreement with the affiliate at the end of the 10-day period and that affiliate continuously carried the networks pursuant to successive subsequent short-term agreements through March 7, 2005.  However, we were unable to reach an agreement with this affiliate at expiration on March 7, 2005, and this affiliate discontinued carriage of certain of the Company’s sports networks.  On May 9, 2005, we reached a multi-year agreement on key rate and positioning terms for carriage of these sports networks and the parties subsequently entered into definitive documentation reflecting such agreement.  See “Impairment of Long-Lived and Indefinite-Lived Assets” discussion above.

If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliation agreement and affiliate relationship intangible asset.  If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under

“Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible asset.  The Company also would evaluate whether the remaining useful life of the affiliation agreement and affiliate relationship remained appropriate.  Based on December 31, 2008 carrying values, if the estimated life of all affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the year ending December 31, 2009 would be to increase our annual amortization expense by approximately $7,400.

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards (“NOLs”).  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.  The Company increased the valuation allowance by $6,602 in 2008 and decreased the valuation allowance in 2007 and 2006, by $536 and $10,404, respectively.  During 2008, 2007 and 2006, certain state NOLs expired prior to utilization.  The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance.  The associated deferred tax asset and valuation allowance were both reduced by $2,681, $1,122 and $2,638 in 2008, 2007 and 2006, respectively.

Plant and Equipment:

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (12 to 25 years) and headend facilities (4 to 15 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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

2008 Transactions.  In June 2008, the Company acquired a 100% interest in Sundance Channel L.L.C. for a purchase price of $482,381.

In July 2008, the Company completed a series of transactions in which the Company received a 97.2% interest in a newly created limited liability company (Newsday Holdings LLC) between CSC Holdings and Tribune Company that included the net assets of Newsday Media Group.  The purchase price to the Company was $622,695, including transaction costs.  In addition, Cablevision contributed approximately $682,000 aggregate face value of newly issued 8% senior notes due 2012 (with a fair value of approximately $650,000 on the date of contribution) to CSC Holdings which in turn contributed those notes to Newsday Holdings LLC.

In October 2008, Optimum Lightpath completed the acquisition of 4Connections LLC for a purchase price of $49,631.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,				Increase
	2008		2007		(Decrease)
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Income
Revenues, net	$7,230,116	100%	$6,484,481	100%	$745,635

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,244,386	45	2,891,337	45	(353,049)
Selling, general and administrative	1,738,357	24	1,558,455	24	(179,902)
Restructuring expense	49,883	1	4,733	—	(45,150)
Depreciation and amortization (including impairments)	1,507,809	21	1,118,888	17	(388,921)
Operating income	689,681	10	911,068	14	(221,387)
Other income (expense):
Interest expense, net	(782,874)	(11)	(900,698)	(14)	117,824
Equity in net income of affiliates	—	—	4,377	—	(4,377)
Gain on sale of programming and affiliate interests, net	805	—	183,286	3	(182,481)
Loss on investments, net	(136,414)	(2)	(214,257)	(3)	77,843
Gain on equity derivative contracts, net	118,219	2	214,712	3	(96,493)
Loss on interest rate swap contracts, net	(205,683)	(3)	(76,568)	(1)	(129,115)
Write-off of deferred financing costs	—	—	(2,919)	—	2,919
Loss on extinguishment of debt	(2,424)	—	(19,113)	—	16,689
Minority interests	8,108	—	321	—	7,787
Miscellaneous, net	1,264	—	2,636	—	(1,372)
Income (loss) from continuing operations before taxes	(309,318)	(4)	102,845	2	(412,163)
Income tax benefit (expense)	82,688	1	(79,181)	(1)	161,869
Income (loss) from continuing operations	(226,630)	(3)	23,664	—	(250,294)
Income (loss) from discontinued operations, net of taxes	(946)	—	195,235	3	(196,181)
Income (loss) before cumulative effect of a change in accounting principle	(227,576)	(3)	218,899	3	(446,475)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	—	443
Net income (loss)	$(227,576)	(3)%	$218,456	3%	$(446,032)

STATEMENT OF OPERATIONS DATA (continued)

	Years Ended December 31,				Increase
	2007		2006		(Decrease)
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Income
Revenues, net	$6,484,481	100%	$5,828,493	100%	$655,988

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,891,337	45	2,651,890	45	(239,447)
Selling, general and administrative	1,558,455	24	1,471,366	25	(87,089)
Restructuring expense (credits)	4,733	—	(3,484)	—	(8,217)
Depreciation and amortization (including impairments)	1,118,888	17	1,119,829	19	941
Operating income	911,068	14	588,892	10	322,176
Other income (expense):
Interest expense, net	(900,698)	(14)	(891,674)	(15)	(9,024)
Equity in net income of affiliates	4,377	—	6,698	—	(2,321)
Gain on sale of programming and affiliate interests, net	183,286	3	—	—	183,286
Gain (loss) on investments	(214,257)	(3)	290,052	5	(504,309)
Gain (loss) on equity derivative contracts, net	214,712	3	(214,352)	(4)	429,064
Loss on interest rate swap contracts, net	(76,568)	(1)	(39,360)	(1)	(37,208)
Write-off of deferred financing costs	(2,919)	—	(14,083)	—	11,164
Loss on extinguishment of debt	(19,113)	—	(13,125)	—	(5,988)
Minority interests	321	—	1,614	—	(1,293)
Miscellaneous, net	2,636	—	2,845	—	(209)
Income (loss) from continuing operations before taxes	102,845	2	(282,493)	(5)	385,338
Income tax expense (benefit)	(79,181)	(1)	140,462	2	(219,643)
Income (loss) from continuing operations	23,664	—	(142,031)	(2)	165,695
Income from discontinued operations, net of taxes	195,235	3	16,428	—	178,807
Income (loss) before extraordinary item	218,899	3	(125,603)	(2)	344,502
Extraordinary loss on investment, net of taxes	(443)	—	(862)	—	419
Net income (loss)	$218,456	3%	$(126,465)	(2)%	$344,921

Comparison of Consolidated Year Ended December 31, 2008 Versus Year Ended December 31, 2007

Consolidated Results – Cablevision Systems Corporation

The Company classifies its business interests into four reportable segments:

•                 Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial data and voice services operations of Optimum Lightpath;

•                 Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (since June 16, 2008), News 12 and the VOOM HD Networks;

•                 Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national music programming network; and

•                 Newsday, consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, Island Publications (through December 2008) and online websites including newsday.com and exploreLI.com.  See Note 2 of the consolidated financial statements for a discussion of the Newsday Transaction which was completed on July 29, 2008.

The Company allocates certain amounts of corporate overhead to each segment based upon their proportionate estimated usage of services, except for Newsday as to which the Company allocates only the incremental costs incurred in providing these services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a more detailed discussion relating to the operating results of our segments.

Revenues, net for the year ended December 31, 2008 increased $745,635 (11%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$444,198
Increase in revenues of the Rainbow segment, including revenues attributable to Sundance subsequent to acquisition in June 2008	136,585
Increase in revenues of the Madison Square Garden segment	40,776
Revenues of Newsday subsequent to the date of the transaction on July 29, 2008	180,597
Other net decreases	(1,001)
Inter-segment eliminations	(55,520)
$745,635

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

•                 amortization of costs to license programming, including program rights, and programming and production costs of our Rainbow and Madison Square Garden segments;

•                 interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•                 publication production and distribution costs of our Newsday segment.

Technical and operating expenses (excluding depreciation and amortization and impairments) in 2008 increased $353,049 (12%) as compared to 2007.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$167,415
Increase in expenses of the Rainbow segment, including expenses attributable to Sundance subsequent to acquisition in June 2008	34,425
Increase in expenses of the Madison Square Garden segment	89,795
Expenses of the Newsday segment subsequent to the date of the transaction on July 29, 2008	110,955
Other net increases	2,162
Intersegment eliminations	(51,703)
$353,049

As a percentage of revenues, technical and operating expenses remained constant during 2008 as compared to 2007.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $179,902 (12%) for 2008 as compared to 2007.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$68,106
Increase in expenses of the Rainbow segment, including expenses attributable to Sundance subsequent to acquisition in June 2008	42,263
Increase in expenses of the Madison Square Garden segment	26,466
Expenses of the Newsday segment subsequent to the date of the acquisition on July 29, 2008	51,194
Other net decreases	(4,310)
Inter-segment eliminations	(3,817)
$179,902

As a percentage of revenues, selling, general and administrative expenses remained constant in 2008 compared to 2007.

Restructuring expense amounted to $49,883 in 2008 and $4,733 in 2007.  The 2008 amount primarily includes the impairment of program rights of $40,974 and employee severance and other costs of $5,821 due to the Company’s decision in December 2008 to discontinue the U.S. programming business of VOOM and $7,225 primarily relating to severance and other restructuring charges recognized by our Newsday segment.  Partially offsetting these charges were net credits of $4,137 primarily associated with adjustments to facility realignment provisions and other costs recorded in connection with the 2001, 2002 and 2006 restructuring plans.  The 2007 amount related primarily to severance and other costs of $3,123 associated with the 2007 restructuring plans and adjustments to facility realignment provisions and other costs recorded in connection with the 2001, 2002 and 2006 restructuring plans of $1,610.

Depreciation and amortization (including impairments) increased $388,921 for 2008 as compared to 2007.  The net increase consisted of $400,880 of impairment charges related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill at our Newsday segment, an impairment charge of $15,034 relating to the write-off of deferred carriage fees at VOOM after EchoStar Communications Corporation (“EchoStar”) ceased the distribution of VOOM in May 2008, an increase of $16,336 representing the depreciation and amortization resulting from the acquisition of the Sundance Channel in June 2008, and an increase of $13,691 representing the depreciation and amortization of Newsday subsequent to the date of the transaction on July 29, 2008.  Partially offsetting these increases was a decrease of $57,020 resulting primarily from certain assets becoming fully depreciated and certain asset retirements in the first quarter of 2007.

Interest expense, net decreased $117,824 (13%) during 2008 compared to 2007.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(107,079)
Net decrease due to change in average debt balances	(37,851)
Lower interest income	26,098
Other net increases	1,008
$(117,824)

Equity in net income of affiliates amounted to $4,377 in 2007.  Such amount consists primarily of the Company’s share of the net income of Fox Sports Net New England.

Gain on sale of programming and affiliate interests, net of $805 for the year ended December 31, 2008 resulted from the sale of our ownership interests in sportskool and Lifeskool.  The gain on sale of programming and affiliate interest of $183,286 for the year ended December 31, 2007 resulted from the sale of our 50% equity interest in the Fox Sports Net New England business in June 2007.

Loss on investments, net for the years ended December 31, 2008 and 2007 of $136,414 and $214,257, respectively, consists primarily of the net increase or decrease in the fair value of Comcast, General Electric, Charter Communications, and Leapfrog common stock owned by the Company during the respective periods.  The effects of these losses are partially offset by the gains on related derivative contracts described below.

Gain on equity derivative contracts, net for the years ended December 31, 2008 and 2007 of $118,219 and $214,712, respectively, consists of unrealized and realized gains and losses due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast, General Electric, Charter Communications, and Leapfrog shares owned by the Company during the respective periods.  The effects of these gains are partially offset by the losses on investment securities pledged as collateral, which are included in loss on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $205,683 and $76,568 for the years ended December 31, 2008 and 2007, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company’s floating rate debt to provide an economic hedge against the risk of rising rates.  The loss on interest rate swap contracts in 2008 included unrealized losses of $153,417 reflecting changes in the fair value of the Company’s swap contracts, which resulted primarily from a downward shift in the yield curve over the life of the contracts.

Write-off of deferred financing costs of $2,919 for the year ended December 31, 2007 represents costs written off in connection with the partial redemption in August 2007 of Rainbow National Services’ senior subordinated notes due 2014.

Loss on extinguishment of debt of $2,424 for the year ended December 31, 2008 resulted from the repayment of the Company’s collateralized indebtedness relating to its holdings of shares of General Electric common stock during the second quarter of 2008.  Loss on extinguishment of debt of $19,113 for the year ended December 31, 2007 represents the excess of the redemption price over the carrying value of the $175,000 principal amount of the Rainbow National Services senior subordinated notes due 2014 redeemed in August 2007.

Minority interests for the years ended December 31, 2008 and 2007 of $8,108 and $321, respectively, represent other parties’ share of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements.

Net miscellaneous income of $1,264 and $2,636 for the years ended December 31, 2008 and 2007, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations of $82,688 for the year ended December 31, 2008 resulted primarily from the Company’s pretax loss, state income tax expense of $15,757, tax benefit of $8,670 for the impact of a change in the state rate used to measure deferred taxes, tax expense of $2,694, including accrued interest, related to uncertain tax positions, an increase in the valuation allowance of $6,602 relating to certain state NOLs and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $5,934 and $2,640, respectively.

Income tax expense attributable to continuing operations of $79,181 for the year ended December 31, 2007 resulted primarily from the Company’s pretax income, state income tax expense of $7,120, tax expense of $10,831 for the impact of a change in the state rate used to measure deferred taxes, tax expense of $8,849, including accrued interest, related to uncertain tax positions, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $9,355 and $6,285, respectively, partially offset by a decrease in the valuation allowance of $536 relating to certain state NOLs.

For the years ended December 31, 2008 and 2007, the Company has fully offset federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

Income (loss) from discontinued operations

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast.  In addition, in June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.

Income (loss) from discontinued operations, net of taxes, for the years ended December 31, 2008 and 2007 reflects the following items, net of related income taxes and minority interests:

	Years Ended December 31,
	2008	2007
Gain (loss) on sale of Fox Sports Net Bay Area, net of taxes	$(3)	$186,281
Net operating results of the Rainbow DBS distribution business, net of taxes	(943)	4,167
Net operating results of Fox Sports Net Bay Area, net of taxes	—	4,787
	$(946)	$195,235

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Telecommunications Services segment:

	Years Ended December 31,
					Increase
	2008		2007		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$5,165,367	100%	$4,721,169	100%	$444,198
Technical and operating expenses (excluding depreciation and amortization)	2,174,295	42	2,006,880	43	(167,415)
Selling, general and administrative expenses	978,313	19	910,207	19	(68,106)
Depreciation and amortization	890,912	17	929,606	20	38,694
Operating income	$1,121,847	22%	$874,476	19%	$247,371

Revenues, net for the year ended December 31, 2008 increased $444,198 (9%) as compared to revenues for the prior year.  The net increase is attributable to the following:

				Percent
	Years Ended December 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,961,421	$2,774,291	$187,130	7%
High-speed data	1,099,634	1,013,462	86,172	9%
Voice	685,643	534,553	151,090	28%
Advertising	115,574	118,473	(2,899)	(2)%
Other (including installation, home shopping, advertising sales commissions, and other products)	98,736	105,519	(6,783)	(6)%
Total cable television	4,961,008	4,546,298	414,710	9%
Optimum Lightpath	248,776	215,476	33,300	15%
Intra-segment eliminations	(44,417)	(40,605)	(3,812)	(9)%
Total Telecommunications Services	$5,165,367	$4,721,169	$444,198	9%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our high-speed data and voice services, including additional services sold to our existing video subscribers (set forth in the table below), acquisition transactions that result in the addition of new subscribers, higher rates, and upgrades by video customers from the level of the programming package to which they subscribe, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended December 31, 2008 was $134.85 as compared with $125.10 for the three months ended December 31, 2007, a 7.8% increase.  Our average monthly revenue per basic video subscriber for the three months ended September 30, 2008 was $133.11.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain subscriber information as of December 31, 2008, September 30, 2008 and December 31, 2007 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of December 31, 2008	As of September 30, 2008	As of December 31, 2007
	(in thousands)

Basic video customers	3,108	3,112	3,123
iO digital video customers	2,837	2,814	2,628
Optimum Online high-speed data customers	2,455	2,427	2,282
Optimum voice customers	1,878	1,825	1,592
Total revenue generating units	10,278	10,178	9,625

For the year ended December 31, 2008, the Company had a decline of 14,900 basic video customers compared to a decline of 3,700 in 2007.

For the year ended December 31, 2008, the Company added 653,400 revenue generating units (“RGUs”), as compared to 797,500 in 2007.  The decline in growth of RGUs of 144,100 is net of an increase in iO digital video customers of approximately 93,800 due to a digital migration initiative that eliminated the duplicate analog feeds of nine channels carried in digital.  The growth in RGU additions slowed compared to 2007 as a result of the Company’s relatively high penetration rates and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.

Technical and operating expenses (excluding depreciation and amortization) for 2008 increased $167,415 (8%) compared to 2007.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, programming rate increases and the cost to carry VOOM beginning July 1, 2007	$102,792
Increase in field service and network related costs primarily due to growth in revenue generating units and general cost increases	45,163
Increase in call completion and interconnection costs, taxes, and fees (net of related intra-segment eliminations) primarily due to higher VoIP fees and higher voice customers, partially offset by lower rates	10,509
Increase in franchise fees	9,205
Other net decreases	(348)
Intra-segment eliminations	94
$167,415

As a percentage of revenues, technical and operating expenses decreased 1% during 2008 as compared to 2007.

Selling, general and administrative expenses increased $68,106 (7%) for 2008 as compared to 2007.  The net increase is attributable to the following:

Increase in sales and marketing costs	$36,651
Increase in customer related costs (principally call center and billing related costs) primarily due to growth in revenue generating units and general cost increases	21,215
Increase in other general and administrative costs	15,668
Decrease in share-based compensation expense and expenses related to Cablevision’s long-term incentive plans	(5,393)
Intra-segment eliminations	(35)
$68,106

As a percentage of revenues, selling, general and administrative expenses remained constant in 2008 as compared to 2007.

Depreciation and amortization decreased $38,694 (4%) for 2008 as compared to 2007.  The net decrease resulted primarily from lower depreciation due to certain assets becoming fully depreciated in 2007.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Rainbow segment.

	Years Ended December 31,				Increase (Decrease) in Operating Income
	2008		2007
	Amount	% of Net Revenues	Amount	% of Net Revenues

Revenues, net	$980,133	100%	$843,548	100%	$136,585
Technical and operating expenses (excluding depreciation, amortization and impairments)	362,861	37	328,436	39	(34,425)
Selling, general and administrative expenses	378,727	39	336,464	40	(42,263)
Restructuring expense	46,834	5	2,820	—	(44,014)
Depreciation and amortization (including impairments)	113,570	11	89,117	11	(24,453)
Operating income	$78,141	8%	$86,711	10%	$(8,570)

The Rainbow segment’s operating income is comprised of the following:

	Years Ended December 31,
	2008	2007
Operating income (loss):
AMC, WE tv and IFC	$265,182	$239,567
Other programming services	(187,041)	(152,856)
	$78,141	$86,711

Other services primarily consist of News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), sportskool (sold in September 2008), Lifeskool (sold in October 2008), Rainbow Network Communications (“RNC”), VOOM, and the results of Sundance Channel’s operations from the date of acquisition (June 16, 2008) through December 31, 2008.  The operating losses from Rainbow’s other services were attributable primarily to VOOM and the News 12 Networks, and to a lesser extent to IFC Entertainment, Sundance and RASCO.

Revenues, net for the year ended December 31, 2008 increased $136,585 (16%) as compared to revenues, net for the prior year.  The increase is attributable to the following:

Increase in affiliate fee revenues and other revenue at Rainbow’s other services*	$58,878
Increase in advertising revenues at the AMC, WE tv, and IFC businesses	38,923
Increase in affiliate fee revenues and other revenue at the AMC, WE tv and IFC businesses resulting primarily from increases in viewing subscribers and rates	33,788
Net increase in advertising/sponsorship revenues at Rainbow’s other programming businesses resulting primarily from the acquisition of Sundance in June 2008, partially offset by a decrease in advertising revenue at RASCO	4,996
$136,585

*                             Increase for the year ended December 31, 2008 is primarily from the acquisition of Sundance in June 2008 and from the growth in distribution of VOOM by Cablevision which launched July 2007, partially offset by the loss of EchoStar’s carriage of VOOM in May 2008.  In December 2008, the Company decided to discontinue the U.S. programming business of VOOM, and effective January 20, 2009, Cablevision ceased carriage of VOOM.

The following table presents certain viewing subscriber information at December 31, 2008 and 2007:

	As of December 31,
	2008	2007

Viewing Subscribers:
AMC	86,100	84,400
WE tv	61,000	57,200
IFC	48,900	44,600
Sundance Channel	30,800		*

*                           The Sundance Channel was acquired by the Company on June 16, 2008.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2008 increased $34,425 (10%) compared to 2007.  The increase is attributable to the following:

Increase in programming costs at the AMC, WE tv and IFC businesses due primarily to increased non-film programming costs, programming related costs and broadband/video-on-demand related costs	$18,644
Net increase resulting primarily from programming and contractual costs of Sundance from the date of acquisition and increased costs of RNC and News 12 Networks, partially offset by decreases at IFC Entertainment, Lifeskool and sportskool	15,781
$34,425

As a percentage of revenues, technical and operating expenses decreased 2% during 2008 as compared to 2007.

Selling, general and administrative expenses increased $42,263 (13%) for 2008 compared to 2007.  The net increase is attributable to the following:

Increase in administrative costs primarily related to legal expenses, rent related expenses, management fees paid to CSC Holdings driven by increased revenues, and the acquisition of Sundance in June 2008	$24,831
Increase in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses primarily related to an increase in marketing and promotion of original programming and an increase in advertising sales related expenses due to increased advertising sales revenue	21,048
Increase in selling, marketing and advertising costs at Rainbow’s other services primarily related to the acquisition of Sundance in June 2008, partially offset by lower marketing and promotional activities at IFC Entertainment, Lifeskool and sportskool	2,437
Decrease in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	(6,053)
$42,263

As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2008 compared to 2007.

Restructuring expense of $46,834 for the year ended December 31, 2008 represents primarily the impairment of program rights of $40,974 and employee severance and other costs of $5,821 due to the Company’s decision in December 2008 to discontinue the U.S. programming business of VOOM.

Restructuring charges of $2,820 for the year ended December 31, 2007 represents primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

The Company currently anticipates that it will recognize an impairment loss of approximately $5,000 associated with off balance sheet programming and other commitments in the first quarter of 2009 related to VOOM.

Depreciation and amortization (including impairments) increased $24,453 (27%) in 2008 as compared to 2007.  Amortization expense (including impairments) increased $30,223 for 2008 as compared to 2007 primarily due to amortization expense of $16,131 relating to amortizable identifiable intangible assets acquired in connection with the acquisition of Sundance and the write-off of $15,034 of deferred carriage fees at VOOM HD after EchoStar ceased the distribution of VOOM in May 2008.  Partially offsetting this increase was a decrease in depreciation expense of $5,770 as compared to the prior year primarily attributable to certain VOOM fixed assets becoming fully depreciated in 2007.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Madison Square Garden segment.

	Year Ended December 31,				Increase (Decrease) in Operating Income
	2008		2007
	Amount	% of Net Revenues	Amount	% of Net Revenues

Revenues, net	$1,042,958	100%	$1,002,182	100%	$40,776
Technical and operating expenses (excluding depreciation and amortization)	724,483	69	634,688	63	(89,795)
Selling, general and administrative expenses	269,389	26	242,923	24	(26,466)
Restructuring expense	—	—	221	—	221
Depreciation and amortization	66,277	6	62,399	6	(3,878)
Operating income (loss)	$(17,191)	(2)%	$61,951	6%	$(79,142)

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Revenues, net for the year ended December 31, 2008 increased $40,776 (4%) as compared to revenues for the prior year.  This net increase is attributable to the following:

Higher network affiliate fees, primarily at MSG Network and MSG Plus	$43,667
Net lower revenues from winter-themed productions (Christmas Spectacular and Wintuk)	(15,435)
Net higher revenues from other entertainment events including the impact of a new Chicago venue	15,868
Higher team related revenues, primarily ticket sales and distributions from leagues	8,861
Impact of the termination of the operating agreements for two Connecticut venues effective July 1, 2007	(6,925)
Lower other network revenues, primarily decreased advertising sales	(5,185)
Other net decreases	(75)
$40,776

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2008 increased $89,795 (14%) as compared to the prior year.  This increase is attributable to the following:

Higher network operating costs, primarily related to higher levels of programming costs	$24,051
Net higher event related costs associated with winter-themed productions, primarily due to a new arena-sized Christmas Spectacular touring show launched in 2008	13,037
Higher event related costs associated with the higher net revenues from other entertainment events discussed above	19,249
Higher net provisions for certain team personnel transactions (including the impact of luxury tax)	12,611
Higher other team operating expenses, primarily team personnel compensation	22,249
Impact of the termination of the operating agreements for two Connecticut venues effective July 1, 2007	(6,263)
Other net increases, primarily non-event related venue operating costs	4,861
$89,795

As a percentage of revenues, technical and operating expenses increased 6% during the year ended December 31, 2008 as compared to the prior year.

Selling, general and administrative expenses for the year ended December 31, 2008 increased $26,466 (11%) as compared to the prior year.  This increase is attributable to the following:

Higher marketing costs	$11,579
Higher employee salaries and related benefits	8,551
Net higher legal fees, provisions for litigation and other professional fees	6,130
Other net increases	206
$26,466

As a percentage of revenues, selling, general and administrative expenses increased 2% during the year ended December 31, 2008 as compared to the prior year.

Depreciation and amortization for the year ended December 31, 2008 increased $3,878 (6%) as compared to the prior year resulting primarily from the acceleration of depreciation of certain Madison Square Garden Arena assets due to its planned renovation.

Newsday

The table below sets forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment for the period July 30, 2008 through December 31, 2008.

	For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Revenues

Revenues, net	$180,597	100%
Technical and operating expenses (excluding depreciation and amortization)	110,955	61
Selling, general and administrative expenses	51,194	28
Restructuring expense	7,225	4
Depreciation and amortization (including impairments)	414,571	230
Operating loss	$(403,348)	(223)%

Revenues, net for the period July 30, 2008 through December 31, 2008 amounted to $180,597 and are comprised of the following:

	For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Revenues

Advertising Revenue	$146,464	81%
Circulation Revenue	31,511	17
Other Revenue	2,622	2
Revenues, net	$180,597	100%

Newsday’s advertising revenue is derived from printed ads that run in the newspaper and niche publications, preprinted advertisements that are inserted into the newspaper and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.

A newspaper’s circulation is the number of copies it distributes on an average day.  The circulation revenue is comprised of home delivery subscriptions, single copy sales at the newsstand or local retail outlets and a small amount associated with Newspaper in Education programs whereby newspapers are delivered to local schools for education programs.

Technical and operating expenses (excluding depreciation and amortization) for the period July 30, 2008 through December 31, 2008 amounted to $110,955.  As a percentage of revenues, technical and operating expenses accounted for 61% for the period July 30, 2008 through December 31, 2008.  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.

Selling, general, and administrative expenses for the period July 30, 2008 through December 31, 2008 amounted to $51,194.  As a percentage of revenues, selling, general and administrative expenses accounted for 28% for the period July 30, 2008 through December 31, 2008.  Selling, general, and administrative expenses include primarily direct sales expenses and costs of facility, information systems, finance, and research and promotion.  Direct sales expenses accounted for approximately 44% of selling, general, and administrative expenses.

Restructuring expense for the period of July 30, 2008 through December 31, 2008 amounted to $7,225.  This is comprised of $5,181 in severance and other related costs associated with the elimination of 106 staff positions, $572 related to lease and other contract exit costs, and $1,472 related to the write-off of intangible assets due to the shutdown of one of the segment’s publishing businesses in December 2008.

Depreciation and amortization (including impairments) for the period of July 30, 2008 through December 31, 2008 was $414,571 which includes the impairment of indefinite-lived intangibles, certain long-lived intangible assets and goodwill of $400,880 and the depreciation of property and equipment (inclusive of approximately $3,300 due to the acceleration of depreciation related to a printing press that was taken out of service in December 2008) and the amortization of definite-lived intangible assets acquired in connection with the Newsday Transaction.

Comparison of Consolidated Year Ended December 31, 2007 Versus Year Ended December 31, 2006

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the year ended December 31, 2007 increased $655,988 (11%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$483,462
Increase in revenues of the Rainbow segment	106,661
Increase in revenues of the Madison Square Garden segment	96,986
Other net decreases	(6,518)
Inter-segment eliminations	(24,603)
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

•                  amortization of costs to license programming, including program rights, and programming and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses (excluding depreciation and amortization and impairments) in 2007 increased $239,447 (9%) as compared to 2006.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$232,273
Increase in expenses of the Rainbow segment	31,003
Decrease in expenses of the Madison Square Garden segment	(2,086)
Other net decreases	(2,134)
Inter-segment eliminations	(19,609)
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

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $87,089 (6%) for 2007 as compared to 2006.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$76,176
Increase in expenses of the Rainbow segment	11,110
Increase in expenses of the Madison Square Garden segment	19,943
Other net decreases	(14,031)
Inter-segment eliminations	(6,109)
$87,089

As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2007 compared to 2006.

Restructuring expense (credits) amounted to $4,733 in 2007 and $(3,484) in 2006. The 2007 amount related primarily to severance and other costs of $3,123 associated with the 2007 restructuring plans and adjustments to facility realignment provisions and other costs recorded in connection with the 2001, 2002 and 2006 restructuring plans of $1,610.  The 2006 amount related primarily to adjustments to facility realignment provisions recorded in connection with the 2001 and 2002 restructuring plans of $(3,996), partially offset by a charge of $512 relating to facility realignment and severance costs associated with the 2006 restructuring plans.

Depreciation and amortization (including impairments) decreased $941 for 2007 as compared to 2006. The net decrease consisted of a decrease in amortization expense of $1,864 due to certain long-lived assets becoming fully amortized, partially offset by an increase in depreciation expense of $923 due primarily to depreciation of new fixed assets and losses on certain asset disposals.

Interest expense, net increased $9,024 (1%) during 2007 compared to 2006.  The net increase is attributable to the following:

Increase due to higher average debt balances related primarily to the financing of the 2006 special dividend in the second quarter of 2006, partially offset by lower outstanding collateralized indebtedness and the redemption of certain senior and senior subordinated notes and debentures in May 2006, August 2007 and December 2007	$19,670
Decrease due to lower average interest rates on our indebtedness	(4,326)
Higher interest income	(3,626)
Other net decreases	(2,694)
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

Income tax expense attributable to continuing operations of $79,181 for the year ended December 31, 2007 resulted primarily from the Company’s pretax income, state income tax expense of $7,120, tax expense of $10,831 for the impact of a change in the state rate used to measure deferred taxes, tax expense of $8,849, including accrued interest, relating to uncertain tax positions, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $9,355 and $6,285, respectively, partially offset by a decrease in the valuation allowance of $536 relating to certain state NOLs.

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

For the year ended December 31, 2007, the Company has fully offset federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes.

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

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Years Ended December 31,				Increase (Decrease) in Operating Income
	2007		2006
	Amount	% of Net Revenues	Amount	% of Net Revenues

Revenues, net	$4,721,169	100%	$4,237,707	100%	$483,462
Technical and operating expenses (excluding depreciation and amortization)	2,006,880	43	1,774,607	42	(232,273)
Selling, general and administrative expenses	910,207	19	834,031	20	(76,176)
Restructuring credits	—	—	(17)	—	(17)
Depreciation and amortization	929,606	20	915,724	22	(13,882)
Operating income	$874,476	19%	$713,362	17%	$161,114

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

The Company had a decline of approximately 4,000 basic video customers, however it added approximately 798,000 RGUs in 2007.  The Company had slower growth during 2007 than experienced in prior years in iO digital video customers (181,000 in 2007 compared with 484,000 during 2006), Optimum Online customers (243,000 in 2007 compared with 345,000 during 2006) and voice customers (383,000 in 2007 compared with 478,000 during 2006).  The reduction in basic video subscribers and the slowing growth in other service offerings reflect the impact of the Company’s relatively high penetration rates and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.  In the fourth quarter of 2007, the Company had an increase of approximately 1,000 basic video customers and added approximately 208,000 RGUs.

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

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Years Ended December 31,
	2007		2006		Increase (Decrease in Operating Income)
	Amount	% of Net Revenues	Amount	% of Net Revenues

Revenues, net	$843,548	100%	$736,887	100%	$106,661
Technical and operating expenses (excluding depreciation, amortization and impairments)	328,436	39	297,433	40	(31,003)
Selling, general and administrative expenses	336,464	40	325,354	44	(11,110)
Restructuring expense	2,820	—	—	—	(2,820)
Depreciation and amortization (including impairments)	89,117	11	92,561	13	3,444
Operating income	$86,711	10%	$21,539	3%	$65,172

The Rainbow segment’s operating income is comprised of the following:

	Years Ended December 31,
	2007	2006
Operating income (loss):
AMC, WE tv and IFC	$239,567	$197,294
Other programming services	(152,856)	(175,755)
	$86,711	$21,539

Other programming services primarily consist of Lifeskool (sold in October 2008), sportskool (sold in September 2008) News 12 Networks, IFC Entertainment, VOOM, Rainbow Network Communications, and Rainbow Advertising Sales Corporation.  The operating losses from Rainbow’s other programming services were attributable primarily to VOOM, as well as the News 12 Networks and IFC Entertainment.

Revenues, net for the year ended December 31, 2007 increased $106,661 (14%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in advertising revenues at the AMC, IFC and WE tv businesses	$35,259
Increase in affiliate fee revenues and other revenue at Rainbow’s other programming businesses, primarily at VOOM HD Networks due to increased distribution by EchoStar and its launch by Cablevision during the third quarter of 2007	42,363
Increase in affiliate fee revenues and other revenue at the AMC, WE tv and IFC businesses resulting primarily from increases in viewing subscribers and rates	31,891
Decrease in advertising revenues at Rainbow’s other programming businesses	(2,852)
$106,661

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

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2007 increased $31,003 (10%) compared to 2006.  The net increase is attributable to the following:

Net increase resulting from higher programming and contractual costs at the other Rainbow businesses, primarily at VOOM HD Networks, IFC Entertainment and for Rainbow’s film library assets	$15,477
Net increase in other programming related expenses at the AMC, WE tv and IFC businesses which resulted primarily from amortization of licensed programming content and series development/original programming costs as well as broadband/video-on-demand related costs	26,586
Net decrease in original programming expenses at the AMC, WE tv and IFC businesses due to certain of those costs qualifying for capitalization in 2007	(11,060)
$31,003

As a percentage of revenues, technical and operating decreased 1% during 2007 as compared to 2006.

Selling, general and administrative expenses increased $11,110 (3%) for 2007 compared to 2006.  The net increase is attributable to the following:

Net increase in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses. The increase is due primarily to an increase in marketing and promotion of original programming series premieres	$9,060
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services primarily related to marketing and promotional activities. The increase is due primarily to an increase in marketing and promotion at IFC Entertainment	4,290
Decrease in share-based compensation expense	(8,819)
Increase in expenses relating to Cablevision’s long-term incentive plans	3,047
Increase in administrative costs	3,532
$11,110

As a percentage of revenues, selling, general and administrative expenses decreased 4% in 2007 compared to 2006.

Restructuring expense of $2,820 for the year ended December 31, 2007 represents primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) decreased $3,444 (4%) for 2007 as compared to 2006.  The decrease in depreciation and amortization expense was primarily attributable to a net decrease in depreciation expense relating to certain fixed assets becoming fully depreciated in 2006 and certain intangible assets becoming fully amortized in the first quarter of 2007.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s  Madison Square Garden segment.

	Years Ended December 31,				Increase (Decrease) in Operating Income
	2007		2006
	Amount	% of Net Revenues	Amount	% of Net Revenues
Revenues, net	$1,002,182	100%	$905,196	100%	$96,986
Technical and operating expenses (excluding depreciation and amortization)	634,688	63	636,774	70	2,086
Selling, general and administrative expenses	242,923	24	222,980	25	(19,943)
Restructuring expense	221	—	143	—	(78)
Depreciation and amortization	62,399	6	65,171	7	2,772
Operating income (loss)	$61,951	6%	$(19,872)	(2)%	$81,823

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Revenues, net for the year ended December 31, 2007 increased $96,986 (11%) as compared to revenues for the prior year.  This net increase is attributable to the following:

Higher revenues from entertainment events, including new New York City and Chicago venues in 2007, offset in part by the termination of the operating agreements for two Connecticut venues effective July 1, 2007	$62,310
Net higher network (MSG Network, MSG Plus (formerly Fox Sports Net New York) and Fuse) affiliate fees	26,220
Higher sports team playoff related revenue	8,764
Higher other sports team related revenues	5,089
Lower network other revenue, primarily from decreased advertising sales, excluding playoffs	(5,581)
Other net increases	184
$96,986

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2007 decreased $2,086 as compared to the prior year.  This decrease is attributable to the following:

Higher costs associated with the higher revenues from entertainment events	$44,030
Higher operating costs of venues, primarily new New York City and Chicago venues in 2007, offset in part by the termination of the operating agreements for two Connecticut venues effective July 1, 2007	9,518
Higher networks operating costs, primarily higher broadcast rights fees	5,530
Lower benefit from amortization of team related purchase accounting liabilities (see discussion below)	6,263
Higher sports team playoff related expenses	4,562
Lower net provisions for certain team personnel transactions (including the impact of luxury tax)	(55,837)
Lower provision for National Basketball Association’s luxury tax (excluding impact of certain team personnel transactions referred to above)	(8,545)
Lower other team operating expenses, primarily team personnel compensation	(8,637)
Other net increases	1,030
$(2,086)

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden, L.P.  Following this transaction, the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  During 2006 and 2005, the majority of these players were waived or traded and the unamortized purchase accounting liabilities associated with these players were written off.  Unamortized purchase accounting liabilities at December 31, 2007 amounted to $3,621.

As a percentage of revenues, technical and operating expenses decreased 7% during the year ended December 31, 2007 as compared to the prior year.

Selling, general, and administrative expenses for the year ended December 31, 2007 increased $19,943 (9%) as compared to the prior year.  This increase is attributable to the following:

Higher annual employee compensation and related benefits and expenses relating to Cablevision’s long-term incentive plan (excluding share-based compensation)	$10,664
Lower expenses related to Cablevision’s share-based compensation plans	(4,102)
Other net increases, primarily higher legal and other professional fees and provision for settlement of litigation	13,381
$19,943

As a percentage of revenues, selling, general and administrative expenses decreased 1% during the year ended December 31, 2007 as compared to the prior year.

Depreciation and amortization expense for the year ended December 31, 2007 decreased $2,772 (4%) as compared to the prior year primarily as a result of certain assets becoming fully depreciated.

CSC HOLDINGS, INC.

The statements of operations of CSC Holdings are essentially identical to the statements of operations of Cablevision, except for the following:

•                  Interest expense of $125,874, $134,446 and $132,784 for the years ended December 31, 2008, 2007 and 2006, respectively, relating to $1,500,000 of Cablevision senior notes issued in April 2004 included in Cablevision’s consolidated statements of operations,

•                  Interest income of $591, $3,453 and $3,958 for the years ended December 31, 2008, 2007 and 2006, respectively, related to cash held at Cablevision,

•                  Interest income of $26,155 included in CSC Holdings’ consolidated statements of operations for the year ended December 31, 2008 related to interest on 8% senior notes due 2012 and the accretion of the discount related to the notes issued by Cablevision in connection with the Newsday Transaction contributed to CSC Holdings (this interest income is eliminated in the consolidated statements of operations of Cablevision),

•                  Miscellaneous income of $4 included in Cablevision’s consolidated statement of operations for the year ended December 31, 2008, and

•                  Net income tax benefit of $59,645, $55,448 and $52,831 for the years ended December 31, 2008, 2007 and 2006, respectively, included in Cablevision’s consolidated statements of operations related to the items listed above.

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $1,416,586 for the year ended December 31, 2008 compared to $939,740 for the year ended December 31, 2007.  The 2008 cash provided by operating activities resulted from $1,281,179 of income before depreciation and amortization (including impairments), $467,046 of non-cash items and a $84,640 increase in accounts payable and accrued liabilities.  Partially offsetting these increases were decreases in cash of $248,511 resulting from the acquisition of and payment of obligations relating to program rights, a $99,995 increase in current and other assets, a $30,782 increase in other deferred costs, a $20,896 decrease in deferred revenue and a $16,095 decrease in deferred carriage fees payable.  The increase in cash provided by operating activities of $476,846 in 2008 as compared to 2007 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $319,871 and an additional net increase of $156,975 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

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

Net cash provided by operating activities amounted to $926,875 for the year ended December 31, 2006.  The 2006 cash provided by operating activities resulted from $977,798 of income before depreciation and amortization, $109,820 of non-cash items, a $55,350 increase in accrued and other liabilities and $40,661 from an increase in accounts payable.  Partially offsetting these increases were decreases in cash resulting from a $137,196 increase in program rights resulting primarily from new film licensing and original programming agreements, a $59,243 increase in current and other assets, a $29,630 decrease in program rights obligations, a $17,336 decrease in deferred carriage fees payable, and a $13,349 increase in other deferred costs, including an $9,887 increase in deferred carriage fees.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2008 was $1,744,240 compared to $551,242 for the year ended December 31, 2007.  The 2008 investing activities consisted primarily of $909,101 of capital expenditures ($783,711 of which relate to our Telecommunications Services segment), $782,590 of payments relating primarily to the acquisitions of Newsday, Sundance Channel and 4Connections, $37,600 of other investments and other net cash payments aggregating $14,949.

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

Net cash used in investing activities for the year ended December 31, 2006 was $872,709.  The 2006 investing activities consisted primarily of $885,833 of capital expenditures ($819,747 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts aggregating $13,124.

Financing Activities

Net cash provided by financing activities amounted to $296,803 for the year ended December 31, 2008 compared to net cash used in financing activities of $923,292 for the year ended December 31, 2007.  In 2008, the Company’s financing activities consisted primarily of net proceeds of bank debt of $765,000 and proceeds of $500,000 from the issuance of senior notes, partially offset by the redemption of senior notes of $500,000, net repayments of collateralized indebtedness of $364,660, dividend payments to common shareholders of $64,854, additions to deferred financing costs of $35,939, and other net cash payments of $2,744.

Net cash used in financing activities amounted to $923,292 for the year ended December 31, 2007 compared to $16,759 for the year ended December 31, 2006.  In 2007, the Company’s financing activities consisted primarily of $693,158 used for the redemption of senior notes and senior subordinated notes and debentures, net repayments of bank debt of $103,750, a payment of $69,025 representing the purchase of treasury stock relating to minimum statutory tax withholding requirements on restricted stock awards that vested during 2007, dividend payments relating to the exercise or vesting of equity based awards of $67,319 and other net cash payments of $20,834, partially offset by proceeds from the exercise of stock options of $30,794.

Net cash used in financing activities amounted to $16,759 for the year ended December 31, 2006.  In 2006, the Company’s financing activities consisted primarily of a $2,840,780 dividend payment to common stockholders, $263,125 used for the redemption of CSC Holdings’ senior subordinated debentures, $47,540 in deferred financing costs and other net cash payments of $6,314, partially offset by net proceeds from bank debt of $3,141,000.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $7,056 for the year ended December 31, 2008 and a cash inflow of $371,055 and $117,619 for the years ended December 31, 2007 and 2006, respectively.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $59,894 for the year ended December 31, 2008 compared to net cash provided by operating activities of $17,771 for the year ended December 31, 2007.  The 2008 cash used in operating activities resulted from a $58,293 cash payment to settle the Loral contract dispute and a net loss of $1,601 before depreciation and amortization and non-cash items.

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

Net cash provided by operating activities of discontinued operations amounted to $109,956 for the year ended December 31, 2006. The 2006 cash provided by operating activities resulted primarily from income of $61,362 before depreciation and amortization and non-cash items, primarily from the collection of $77,996 of affiliate revenue in June 2006 from a cable affiliate that had not been previously collected due to a contractual dispute, and net changes in assets and liabilities of $48,594.

Investing Activities

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2008 was $52,838 compared to $328,823 for the year ended December 31, 2007.  The 2008 investing activities represent the decrease in restricted cash relating to the settlement of the Loral contract dispute.

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

The net increase in cash classified as assets held for sale was $24,461 and $3,660 for the years ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group Class A common stock, Cablevision NY Group Class B common stock and $2,182,000 of debt securities, including $1,500,000 held by third party investors and approximately $682,000 (with a fair value of approximately $650,000 at the date of contribution) which on July 29, 2008, in connection with the Newsday Transaction (see Note 2 of the consolidated financial statements), were contributed to CSC Holdings and are now held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $682,000 of notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

Funding for the debt service requirements of our debt securities is provided by our subsidiaries’ operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings’ credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services LLC (“RNS”) and the proceeds from the issuance of securities in the capital markets.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the year ended December 31, 2008:

	Restricted Group (b)	Rainbow National Services	Newsday LLC (b)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (c)	Total Cablevision

Bank debt	$4,303,750	$700,000	$650,000	$—	$5,653,750	$—	$—	$5,653,750
Capital lease obligations	—	12,654	1,793	47,402	61,849	—	—	61,849
Note payable	6,230				6,230			6,230
Senior notes and debentures (a)	3,697,278	299,014	—	—	3,996,292	2,153,115	(653,115)	5,496,292
Senior subordinated notes	—	323,564	—	—	323,564	—	—	323,564
Collateralized indebtedness relating to stock monetizations	—	—	—	448,738	448,738	—	—	448,738
Total debt	$8,007,258	$1,335,232	$651,793	$496,140	$10,490,423	$2,153,115	$(653,115)	$11,990,423

Interest expense	$515,714	$91,017	$27,804	$36,521	$671,056	$152,029	$(26,155)	$796,930
Capital expenditures	$783,859	$4,892	$3,045	$117,305	$909,101	$—	$—	$909,101

(a)                    $500,000 principal amount of Cablevision senior notes mature in April 2009, $500,000 of CSC Holdings senior notes mature in July 2009 and $400,000 of CSC Holdings senior notes mature in August 2009. We have commenced tender offers to purchase these notes.  To the extent these notes are not tendered and purchased in March 2009, they will be repaid at maturity with existing cash balances.

(b)                     CSC Holdings has guaranteed Newsday’s obligation under the $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(c)                      Represents the elimination of the accreted value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.

Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2008 and thereafter, including capital leases and related interest, the value deliverable at maturity under monetization contracts and the $5,653,750 of outstanding bank debt as of December 31, 2008 are as follows:

	Cablevision		Restricted Group		Rainbow National Services	Newsday	Other Entities		Total

2009	$500,000	(c)	$1,191,230	(c)	$26,866	$576	$246,756	(a)	$1,965,428
2010	—		285,000		26,866	551	178,401	(a)	490,818
2011			1,435,000		51,866	348	50,073	(a)	1,537,287
2012	1,000,000	(b)	2,976,250		576,866	142	3,400		4,556,658
2013	—		822,500		326,866	650,100	3,400		1,802,866
Thereafter			1,300,000		336,763	474	33,613		1,670,850
Total	$1,500,000		$8,009,980		$1,346,093	$652,191	$515,643		$12,023,907

(a)                      Cablevision has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.  The amounts included in the table are $239,756 in 2009, $171,401 in 2010 and $43,073 in 2011.

(b)                     Excludes the $682,000 principal amount of Cablevision 8% senior notes due 2012 contributed to CSC Holdings (with a fair value of approximately $650,000 at the date of contribution) which in turn contributed such notes to Newsday Holdings LLC, which in turn pledged those senior notes to the lenders under its credit facility.

(c)                      In January and February 2009, CSC Holdings issued $844,000 face amount of 8-1/2% and $526,000 face amount of 8-5/8% senior notes, respectively.  The aggregate proceeds of $1,250,920, before underwriting discounts and related expenses, will be used to repay or repurchase $500,000 of Cablevision senior notes and $750,920 of CSC Holdings senior notes due in 2009.  Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of December 31, 2008 reflect the reclassification of $1,250,920 and $750,920, respectively, of senior notes due in 2009 from a current liability to a long-term liability.

Restricted Group

As of December 31, 2008, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers and 2.8 million digital video customers) and high-speed data service (which encompasses approximately 2.5 million customers) and our VoIP services operations (which encompasses approximately 1.9 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; distributions to Cablevision to fund dividends payable to stockholders of CNYG Class A and CNYG Class B common stock; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months, including the repayment of Cablevision senior notes aggregating $500,000 which mature in April 2009 and CSC Holdings senior notes aggregating $900,000 which mature in July and August 2009, will be met with proceeds from the senior note issuances by CSC Holdings in January and February of 2009 and one or more of the following: cash on hand, cash generated by operating activities, and borrowings under the Restricted Group’s credit facility.

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility.  The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2008, $55,508 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $944,492 of the revolver was undrawn.  The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in March 2013.  The revolver has no required interim repayments.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $62,500 in 2009 and 2010 and $100,000 in 2011.  The $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013.  The borrowings under the Restricted Group credit facility may be repaid without penalty at anytime.  Outstanding borrowings under the term A-1 loan facility and term B loan facility were $900,000 and $3,403,750, respectively, at December 31, 2008.  The weighted average interest rates as of December 31, 2008 on borrowings under the term A-1 loan facility and term B loan facility were 2.195% and 2.945%, respectively.

The Restricted Group’s credit facility contains various financial and other covenants.  See Note 8 to the consolidated financial statements for a further discussion of the covenants.  The Restricted Group was in compliance with all of its financial covenants under its credit facility as of December 31, 2008.  CSC Holdings, a member of the Restricted Group, has issued senior notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility.

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the face amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  In addition, we incurred estimated financing costs of approximately $18,000.  The proceeds will be used to repay or repurchase upcoming senior note maturities at Cablevision and CSC Holdings due in 2009.

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the face amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  In addition, we incurred estimated financing costs of approximately $12,000.  The proceeds will be used to repay or repurchase upcoming senior note maturities at Cablevision and CSC Holdings due in 2009.

On February 13, 2009, Cablevision announced that it commenced a cash tender offer for its outstanding $500,000 face amount of floating rate senior notes due April 1, 2009 for total consideration of $1,002.50 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $997.50 per $1,000.00 principal amount of notes plus an early tender premium of $5.00 per $1,000.00 principal amount of notes.  Concurrently, CSC Holdings announced that it commenced a cash tender offer for (1) its outstanding $500,000 face amount of 8-1/8% senior notes due July 15, 2009 for total consideration of $1,022.84 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of notes plus an early tender premium of $22.84 per $1,000.00 principal amount of notes, and (2) its outstanding $400,000 face amount of 8-1/8% senior debentures due August 15, 2009 for total consideration of $1,027.63 per $1,000.00 principal amount of debentures tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of debentures plus an early tender premium of $27.63 per $1,000.00 principal amount of debentures. Holders must tender their securities by 11:59 p.m., New York

City time, on February 27, 2009, unless extended, to be eligible to receive the applicable total consideration.  Holders who tender their securities after such time and prior to the expiration date will be eligible to receive the applicable tender offer consideration, which is the total consideration less the early tender premium.

On June 4, 2008, CSC Holdings issued $500,000 face amount of 8-1/2% senior notes due June 15, 2015. These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem the senior notes, in whole or in part, at a redemption price equal to 104.250% of face value on or after June 15, 2012, 102.125% on or after June 15, 2013, and 100% on or after June 15, 2014, in each case plus accrued and unpaid interest through the redemption date.  The proceeds of these notes were used to repay CSC Holdings’ $500,000 face amount of 7-1/4% senior notes upon maturity in July 2008.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision’s and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape.  The corporate credit rating for Cablevision and CSC Holdings is Ba3 by Moody’s with a stable outlook and BB by Standard & Poor’s with a negative outlook.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.

In March 2008, CSC Holdings entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by CSC Holdings) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts are not designated as hedges for accounting purposes.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2008:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2008*
March 2010	$1,100,000	3.65%	2.16%
June 2012	$2,600,000	4.86%	2.16%

*                               Represents the floating rate received by the Company under its interest rate swap agreements at December 31, 2008 and does not represent the rates to be received by the Company on future payments.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the Company’s AMC, WE tv and IFC programming operations, generated positive cash flow from operating activities for the years ended December 31, 2008, 2007 and 2006.  Its cash flow from operating activities and proceeds from borrowings available to it under its revolving credit facilities provide the capital required for net funding and investment requirements of other Rainbow programming entities including the continuing international operations of the VOOM HD Networks and News 12 Networks subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of RNS for the next twelve months will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facilities.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS credit facility currently outstanding.  RNS is obligated to pay fees of 0.375% per annum on any undrawn portion of the Incremental Revolver commitment balance.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at December 31, 2008.

Outstanding borrowings under the term loan facility and revolving credit facility were $475,000 and $225,000, respectively, at December 31, 2008.  At December 31, 2008, the weighted average interest rates on the term A loan facility and amounts drawn under the revolving credit facility were 2.195% and 2.003%, respectively.  RNS had $75,000 in undrawn revolver commitments at December 31, 2008.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC (“RPH”), the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries, and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  The term A loan requires quarterly repayments of $6,250 in 2009 and 2010, $12,500 in 2011 and 2012, and $162,500 on March 31, 2013 and June 30, 2013, the maturity of the term A loan.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

The RNS Credit Facility contains various financial and other covenants.  See Note 8 to the consolidated financial statements for a further discussion of the covenants.  RNS was in compliance with all of its financial covenants under its credit agreement and Incremental Revolver as of December 31, 2008.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

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

In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts are not designated as hedges for accounting purposes.

The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2008:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2008*
November 2009	$450,000	1.84%	1.20%

*                               Represents the floating rate received by RNS under its interest rate swap agreements at December 31, 2008 and does not represent the rates to be received by RNS on future payments.

As a result of the CSC Holdings and RNS interest rate swap transactions, the interest rate paid on approximately 87% of the Company’s debt (excluding capital leases and collateralized indebtedness) as of December 31, 2008 is effectively fixed (51% being fixed rate obligations and 36% is effectively fixed through utilization of these interest rate swap contracts).  After giving effect to the repayment of Cablevision’s $500,000 of floating rate senior notes on April 1, 2009 and issuance of CSC Holdings fixed rate senior note issuances of $844,000 and $526,000 in January 2009 and February 2009, respectively, the interest rate to be paid on approximately 92% of the Company’s debt will be effectively fixed (58% being fixed rate obligations and 34% through utilization of interest rate swap contracts).

Madison Square Garden

Madison Square Garden does not currently have a credit facility in place.  Effective January 1, 2008, Madison Square Garden began providing the capital required for net funding and investment requirements of Fuse.  Prior to January 1, 2008, funding for Fuse was provided by RNS.  We currently expect Madison Square Garden’s funding requirements for the next 12 months to be met by its cash on hand and cash from operations.

The Company previously announced its intent to move forward with a major arena renovation plan and that it expected to spend approximately $500,000 through 2011 on this project.  The pre-construction planning of this renovation continues and the Company recently retained construction managers to develop a detailed project budget and project time-line.  The Company continues to work toward substantially completing the renovation within the original time frame, but no assurance can be given that either this time frame or the initial estimate will be met.  The cost of the renovation is expected to be funded through a combination of cash on hand, cash flow from its operations and/or new borrowings.

Newsday LLC

On July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility which was used primarily to distribute approximately $630,000 to Tribune Company (see Note 2 to the Company’s consolidated financial statements).  Newsday’s senior secured credit facility, rated B1 with a stable outlook by Moody’s and BB+ by Standard & Poor’s, is comprised of two components: a $525,000 9.75% fixed rate term loan facility and a $125,000 floating rate term loan facility.  In February 2009, Standard and Poor’s placed the BB+ rating on Newsday’s senior secured debt on CreditWatch with negative implications.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The interest rate on the floating rate term loan facility is the Eurodollar rate (as defined) plus 5.50%, and at December 31, 2008 was approximately 9.008%.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

The Newsday credit facility contains various financial and other covenants.  See Note 8 to the consolidated financial statements for a further discussion of the covenants.  Newsday was in compliance with all of its financial covenants under its credit agreement as of December 31, 2008.

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Monetization Contract Maturities

In connection with the acquisition of Sundance Channel L.L.C. in June 2008, the Company terminated the monetization contracts relating to 12,742,033 shares of common stock of General Electric Company and made payments to the counterparties aggregating $368,097.

In addition, monetization contracts covering our 10,738,809 shares of Comcast stock matured during 2008.  We settled our obligations under the related Comcast collateralized indebtedness, net of the value of the related equity derivative contracts, by delivering cash from the net proceeds of new monetization transactions covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

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

See “Item 7A Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our monetization contracts.

Contractual Obligations and Off Balance Sheet Commitments

The Company’s contractual obligations as of December 31, 2008, which consist primarily of our debt obligations, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Programming obligations (1)	$1,888,524	$639,588	$962,890	$280,582	$5,464	$—
Purchase obligations (2)	1,916,922	551,182	375,494	158,509	831,737	—
Operating lease obligations (3)	1,030,029	114,148	222,825	202,039	491,017	—
Guarantees (4)	10,375	10,375	—	—	—	—
Letters of Credit (5)	57,908	4,286	—	53,622	—	—
	4,903,758	1,319,579	1,561,209	694,752	1,328,218	—
Contractual obligations reflected on the balance sheet:
Debt obligations (6)	11,939,210	1,955,986	2,009,474	6,348,750	1,625,000	—
Program rights obligations (7)	469,644	127,271	169,031	101,991	71,351	—
Capital lease obligations (8)	84,697	9,442	18,631	10,774	45,850	—
Contract obligations (9)	59,683	25,237	10,159	5,888	18,399	—
Taxes (10)	9,035	—	—	—	—	9,035
	12,562,269	2,117,936	2,207,295	6,467,403	1,760,600	9,035
Total	$17,466,027	$3,437,515	$3,768,504	$7,162,155	$3,088,818	$9,035

See discussion above regarding payment options the Company has on its monetization contracts.  See Notes 9 and 10 to our consolidated financial statements for a discussion of our long-term debt.  See Note 12 to our consolidated financial statements for a discussion of our operating leases.  See Note 1 to our consolidated financial statements for a discussion of our program rights obligations.

(1)                     Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2008 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2008.

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

(3)                     Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases for office, production and storage space, lease commitments for Radio City Music Hall, the Beacon Theatre and Clearview Cinemas, and rental space on utility poles used for the Company’s Telecommunications Services Segment.

(4)                     Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of shares of Comcast Corporation common stock.  Does not include CSC Holdings’ guarantee of Newsday LLC’s obligations under its $650,000 senior secured credit facility.

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

(7)                     Program rights obligations represent the future payments of liabilities recorded for rights acquired to broadcast various professional sports teams’ events and programming for exhibition on the Company’s networks.

(8)                     Reflects the face amount of capital lease obligations, including related interest.

(9)                     Consist principally of amounts earned under employment agreements that we have with certain of our professional sports teams’ personnel.

(10)              This amount represents noncurrent tax liabilities, including accrued interest, relating to uncertain tax positions.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments.

EchoStar was issued a 20% interest in VOOM HD Holdings, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD Holdings by the Company.  On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in VOOM HD Holdings at fair value.  The table above does not include any future payments that would be required upon the exercise of the put right, if any.  See Item 3.  Legal Proceeding - EchoStar Contract Dispute.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in DTV Norwich LLC.  The other investor has the right, for ten years, to put its remaining 10% interest to the Company at fair value to be determined by a process involving independent valuation experts.  The table above does not include any future payments that would be required upon the exercise of this put right.

At any time after the thirteenth anniversary of the closing of the Newsday Transaction and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company’s entire interest in Newsday Holdings LLC at the fair value of the interest at that time (see Note 2).  The table above does not include any future payments that would be required upon the exercise of this put right.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

To manage interest rate risk, we have entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.

Interest rate swap contracts have been entered into by each of CSC Holdings and RNS.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in value reflected in the consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2008, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 7A Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Statement No. 161 is effective for the Company on January 1, 2009.  The Company will provide the required disclosures regarding derivative instruments in 2009.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The disclosure requirements of FSP No. FAS 132(R)-1 will be required to be included in the Company’s consolidated financial statements beginning for the year ending December 31, 2009.

In December 2007, the FASB issued EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the disclosure requirements related to these arrangements. EITF 07-1 is effective for the Company on January 1, 2009.  The Company has not yet determined the impact EITF 07-1 will have on its consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 7A are presented in thousands.

Valuation of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) effective January 1, 2008 for financial assets and financial liabilities.  Statement No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirement for fair value measurements.  For a discussion regarding the measurement of the fair value of the Company’s financial instruments, see Note 12 to the consolidated financial statements.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2008, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $448,738 at December 31, 2008.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of December 31, 2008, the fair value and the carrying value of our holdings of Comcast common stock aggregated $362,542.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $36,254.  As of December 31, 2008, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $113,737, a net receivable position.  For the year ended December 31, 2008, we recorded a net gain on our outstanding equity derivative contracts of $118,219.  For the year ended December 31, 2008, we also recorded unrealized and realized losses of $132,849 on our holdings of Comcast and GE common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2007, net receivable position	$51,162
Change in fair value, net	118,219
Settlement of contracts	(55,644)
Fair value as of December 31, 2008, net receivable position	$113,737

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High
Comcast	10,738,809	2009	$17.80 - $27.49	$23.13	$32.99
	8,069,934	2010	$20.03 - $22.07	$30.04	$33.10
	2,668,875	2011	$16.14	$20.98	$20.98

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

In addition, at December 31, 2008, the Company had other investment securities with a carrying value of approximately $6,804.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $680.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2008, the fair value of our fixed rate debt of $5,640,658 was less than its carrying value of $6,293,595 by $652,937.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2008 would increase the estimated fair value of our fixed rate debt by $163,019 to $5,803,677.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Swap Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  The Company monitors the financial institutions that are counterparties to our interest rate swap contracts and we diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  Our interest rate swap contracts have been entered into by CSC Holdings and RNS.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.

In March 2008, CSC Holdings entered into several interest rate swap contracts that amended the terms of existing contracts (specifically maturity date and fixed rate paid by CSC Holdings) originally entered into in April 2006 in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000.  As of December 31, 2008, these interest rate swap contracts had a fair value and carrying value of $265,937, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at December 31, 2008 would increase our liability under these derivative contracts by approximately $90,709 to a liability of $356,646.

For the year ended December 31, 2008, we recorded a net loss on interest swap contracts of $205,931, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2007, a net liability position	$(108,141)
Change in fair value, net	(157,796)
Fair value as of December 31, 2008, a net liability position	(265,937)
Change in fair value, net	$(157,796)
Realized loss resulting from net cash payments	(48,135)
Net loss on interest rate swap contracts	$(205,931)

At December 31, 2008, the Company had an outstanding prepaid interest rate swap with a notional contract value of approximately $48,620 entered into in connection with our monetization transactions.  This swap matures in 2009 and coincides with its related prepaid equity forward contract maturity.  As of December 31, 2008, the fair value of our prepaid interest rate swap contracts was $630, a net liability position.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates from December 31, 2008 prevailing levels would increase our liability under these contracts by $2 to a liability of $632.

For the year ended December 31, 2008, we recorded a net gain on such interest swap contracts of $248 as detailed below:

Fair Value of Prepaid Interest Rate Swap Contracts

Fair value as of December 31, 2007, a net liability position	$(5,009)
Change in fair value, net	4,379
Fair value as of December 31, 2008, a net liability position	(630)
Change in fair value, net	$4,379
Realized loss resulting from net cash payments	(4,131)
Net gain on prepaid interest rate swap contracts	$248

Item 8.    Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 115.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2008.

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

In conducting the Company’s assessment of the effectiveness of its internal control over financial reporting, management excluded the operations of Newsday which was acquired by the Company during the third quarter of 2008.  Newsday represented approximately $354 million of consolidated total assets as of December 31, 2008 and approximately $181 million of consolidated revenues for the year then ended.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation reports appearing on pages I-1, I-2, I-3 and I-4.

Changes in Internal Control

None.

Item 9B.  Other Information

New York Stock Exchange Certification Compliance

The Company has included as exhibits in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission certifications of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure.  The Company’s Chief Executive Officer submitted to the New York Stock Exchange (“NYSE”) in June 2008 a certification that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART III

Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision’s definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 29, 2009, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2008, was a director, officer or beneficial owner of more than 10% of the Company’s Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure.

PART IV

Item 15.                                                       Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.                                       The financial statements as indicated in the index set forth on page 115.

2.                                       Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II - Valuation and Qualifying Accounts	103

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.                                       The Index to Exhibits is on page 106.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

(Dollars in thousands, except per unit and per share data)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Cablevision Systems Corporation

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Additions Through Acquisitions	Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts	$12,683	$61,288	$(55,896)	$4,007	$22,082

Year Ended December 31, 2007
Allowance for doubtful accounts	$17,257	$52,165	$(56,739)	$—	$12,683

Year Ended December 31, 2006
Allowance for doubtful accounts	$18,689	$40,803	$(42,235)	$—	$17,257

CSC Holdings, Inc.

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Additions Through Acquisitions	Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts	$12,683	$61,288	$(55,896)	$4,007	$22,082

Year Ended December 31, 2007
Allowance for doubtful accounts	$17,257	$52,165	$(56,739)	$—	$12,683

Year Ended December 31, 2006
Allowance for doubtful accounts	$18,689	$40,803	$(42,235)	$—	$17,257

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2009.

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

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	February 26, 2009
James L. Dolan	(Principal Executive Officer)

/s/ Michael P. Huseby	Executive Vice President and Chief Financial	February 26, 2009
Michael P. Huseby	Officer (Principal Financial Officer)

/s/ Wm. Keith Harper	Senior Vice President and Controller	February 26, 2009
Wm. Keith Harper	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 26, 2009
Charles F. Dolan

SIGNATURES

Name	Title	Date

/s/ Rand Araskog	Director	February 26, 2009
Rand Araskog

/s/ Frank Biondi	Director	February 26, 2009
Frank Biondi

/s/ Zachary W. Carter	Director	February 26, 2009
Zachary W. Carter

/s/ Deborah Dolan-Sweeney	Director	February 26, 2009
Deborah Dolan-Sweeney

/s/ Kathleen M. Dolan	Director	February 26, 2009
Kathleen M. Dolan

/s/ Marianne Dolan Weber	Director	February 26, 2009
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 26, 2009
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 26, 2009
Thomas C. Dolan

/s/ Brad Dorsogna	Director	February 26, 2009
Brad Dorsogna

/s/ Charles D. Ferris	Director	February 26, 2009
Charles D. Ferris

/s/ Thomas V. Reifenheiser	Director	February 26, 2009
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 26, 2009
John R. Ryan

/s/ Brian Sweeney	Director	February 26, 2009
Brian Sweeney

/s/ Vincent Tese	Director	February 26, 2009
Vincent Tese

/s/ Leonard Tow	Director	February 26, 2009
Leonard Tow

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision’s Proxy Statement, dated October 10, 2000, as supplemented, (the “2000 Proxy Statement”)).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

3.3

Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

3.4	Bylaws of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

3.5

Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.1 to CSC Holdings’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).

3.6

Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.2 to CSC Holdings’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).

3.7

Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 19, 2006 (incorporated herein by reference to CSC Holdings’ Current Report on Form 8-K filed on April 21, 2006).

4.1

Indenture, dated August 15, 1997 relating to CSC Holdings, Inc. $400,000,000 8-1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings’ Registration Statement on Form S-4, Registration No. 333-38013).

4.2

Indenture, dated as of December 1, 1997 relating to CSC Holdings, Inc. $300,000,000 7-7/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.4 to Cablevision’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.3

Indenture, dated as of July 1, 1998, relating to CSC Holdings, Inc. $500,000,000 7-5/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.1 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 333-57407).

4.4

Indenture, dated as of July 1, 1999 relating to CSC Holdings, Inc. $500,000,000 8-1/8% Senior Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to CSC Holdings’ Registration Statement on Form S-4 Registration No. 333-84449).

4.5

Indenture, dated as of March 22, 2001 relating to CSC Holdings, Inc. $1,000,000,000 7-5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.6

Indenture, dated as of April 6, 2004 relating to Cablevision Systems Corporation $1,000,000,000 8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.7

Indenture, dated as of April 6, 2004 relating to Cablevision Systems Corporation $500,000,000 floating rate Senior Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.8

Indenture, dated as of April 6, 2004 relating to CSC Holdings, Inc. $500,000,000 6-3/4% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.3 to CSC Holdings’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

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

4.11

Indenture, dated as of June 4, 2008, relating to CSC Holdings, Inc. $500 Million 8-1/2% Senior Notes due 2015 (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

10.1

Registration Rights Agreement between CSC Systems Company and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to CSC Holdings’ Registration Statement on Form S-1, Registration No. 033-01936 (“CSC Holdings’ Form S-1”)).

10.2	Registration Rights Agreement between Cablevision Company and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 to CSC Holdings’ Form S-1).

10.3	Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 to CSC Holdings’ Form S-1).

10.4

Amendment to Time Sharing Agreements between CSC Transport, Inc. and Sterling Aviation LLC, dated November 5, 2008 (incorporated herein by reference to Exhibit 101 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).

10.5	Employment Agreement between Charles F. Dolan and CSC Holdings, Inc. dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to Cablevision’s Form S-1).

10.6	Amendment to Employment Arrangements between Cablevision Systems Corporation and Charles F. Dolan, dated December 18, 2008.

10.7

Employment Agreement, dated as of April 29, 2003, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.8

Amendment to Employment Arrangements between Cablevision Systems Corporation and James L. Dolan, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.47 to Cablevision’s Annual Report on Form 10-K for fiscal year ended December 31, 2004).

10.9	Amendment to Employment Arrangements between Cablevision Systems Corporation and James L. Dolan, dated December 18, 2008.

10.10

Employment Agreement, dated as of June 11, 2003, between Cablevision Systems Corporation and Hank Ratner (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.11

Amendment to Employment Arrangements between Cablevision Systems Corporation and Hank Ratner, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.48 to Cablevision’s Annual Report on Form 10-K for fiscal year ended December 31, 2004).

10.12	Amendment to Employment Arrangements between Cablevision Systems Corporation and Hank Ratner, dated December 18, 2008.

10.13

Employment Agreement, dated as of June 23, 2003, between Cablevision Systems Corporation and Thomas Rutledge (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

10.14

Amendment to Employment Arrangements between Cablevision Systems Corporation and Thomas Rutledge, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.49 to Cablevision’s Annual Report on Form 10-K for fiscal year ended December 31, 2004).

10.15	Amendment to Employment Arrangements between Cablevision Systems Corporation and Thomas Rutledge, dated December 18, 2008.

10.16

Employment Agreement, dated October 16, 2008, between Cablevision Systems Corporation and Michael P. Huseby (incorporated by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed October 20, 2008).

10.17	Supplemental Benefit Plan of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to CSC Holdings’ Form S-1).

10.18	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision’s June 3, 2003 Proxy Statement).

10.19	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision’s May 18, 2006 Proxy Statement).

10.20

Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.21	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision’s June 3, 2003 Proxy Statement).

10.22	Cablevision Systems Corporation 2006 Cash Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision’s May 18, 2006 Proxy Statement).

10.23	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision’s June 3, 2003 Proxy Statement).

10.24	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision’s May 18, 2006 Proxy Statement).

10.25	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to Cablevision’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.26

Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, Inc., as Tenant, dated as of November 1, 1997 2007 (incorporated herein by reference to Exhibit 10.56 to Cablevision’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.27

Purchase Agreement, dated as of April 30, 2007, by and among Rainbow Media Holdings, Inc and Comcast Corporation (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K, filed May 2, 2007).

10.28

Agreement and Plan of Merger, dated as of May 2, 2007, by and among Cablevision Systems Corporation, Central Park Holding company, LLC, and Central Park Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Cablevision’s Current Report on Form 8-K, filed May 2, 2007).

10.29

Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated herein by reference to Exhibit 10.43 to Cablevision’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.30

Credit Agreement, dated as of February 24, 2006 among CSC Holdings, Inc., as the Company, certain subsidiaries of the company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.41 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.31

First Amendment, dated as of March 27, 2006, to Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.32

Second Amendment, dated as of March 29, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.3 to Cablevisions’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.33

Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.34

Pledge Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A. as Secured Party (incorporated herein by reference to Exhibit 10.42 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.35

Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.36

Schedule II to the Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent. (incorporated herein by reference to Exhibit 10.41 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.37

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

10.38

First Amendment, dated as of January 20, 2006, to the Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated herein by reference to Exhibit 10.44 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.39

Credit Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, as Borrower, Rainbow Programming Holdings LLC and certain subsidiaries of RNS, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K filed on April 21, 2006).

10.40

Pledge Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.52 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.41

Rainbow National Services Incremental Revolver Supplement, dated as of June 3, 2008, among Rainbow National Services LLC, the banks party thereto and JP Morgan Chase Bank N.A. as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

10.42

Credit Agreement dated as of July 29, 2008 among Newsday LLC, as the Borrower, CSC Holdings, Inc., as CSC Holdings, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Banc Of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets as Joint Book Managers (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

10.43

Distribution and Transfer Agreement entered into as of February 18, 2005 by and among Rainbow Regional Holdings LLC, Fox Sports RPP Holdings, Inc., Rainbow National Sports Holdings LLC, Fox Sports Net National Network Holdings II, LLC, Rainbow Advertising Holdings LLC, Fox Sports Net National Ad Sales Holdings II, LLC, Rainbow Media Holdings, LLC, Fox Sports Net Bay Area Holdings, LLC, Regional Pacific Holdings II, LLC, Fox Sports Net Chicago Holdings, LLC, Fox Sports Net, Inc. and Exhibit B (Partnership Agreement of Pacific Regional Programming Partners) (incorporated herein by reference to Exhibit 10.44 to Cablevision’s Annual Report on Form 10-K for fiscal year ended December 31, 2004).

10.44	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed November 16, 2005).

10.45	Form of Restricted Shares Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed February 16, 2005).

10.46	Form of Two-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Current Report on Form 8-K, filed February 16, 2005).

10.47	Form of Three-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Current Report on Form 8-K, filed February 16, 2005).

10.48	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision’s Current Report on Form 8-K, filed February 16, 2005).

10.49	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed November 7, 2005).

10.50

Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed November 7, 2005).

10.51	Form of Restricted Shares Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Current Report on Form 8-K, filed November 7, 2005).

10.52	Form of Performance Award Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Current Report on Form 8-K, filed November 7, 2005).

10.53	Amendment to 2005 Three-Year Performance Award. (incorporated herein by reference to Exhibit 10.59 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.54	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision’s Current Report on Form 8-K, filed November 7, 2005).

10.55	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed June 7, 2006).

10.56	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed June 7, 2006).

10.57	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed June 7, 2006).

10.58

Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Current Report on Form 8-K, filed June 7, 2006).

10.59	Summary of the Cablevision CHOICE Excess Savings Plan (incorporated herein by reference to Exhibit 10.72 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.60	Summary of the Cablevision CHOICE Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.73 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.61

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed November 29, 2006).

10.62

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed November 29, 2006).

10.63

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Current Report on Form 8-K, filed November 29, 2006).

10.64

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Current Report on Form 8-K, filed November 29, 2006).

10.65

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed June 22, 2007).

10.66

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport V, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed June 22, 2007).

10.67

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Current Report on Form 8-K, filed June 22, 2007).

10.68

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Current Report on Form 8-K, filed June 22, 2007).

10.69

Formation Agreement, dated as of May 11, 2008, among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company and Newsday, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K, filed May 14, 2008).

10.70	Form of Tax Matters Agreement between CSC Holdings, Inc. and Tribune Company (incorporated herein by reference to Exhibit 99.2 to Cablevision’s Current Report on Form 8-K, filed May 14, 2008).

10.71	Form of Limited Liability Agreement of Newsday LLC (incorporated herein by reference to Exhibit 99.3 to Cablevision’s Current Report on Form 8-K, filed May 14, 2008).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 1350 Certification of the CEO and CFO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting the Company’s assessment of the effectiveness of its internal control over financial reporting, management excluded the operations of Newsday Holdings LLC and Newsday LLC (collectively “Newsday”) which was acquired by the Company during the third quarter of 2008. The Newsday segment represented approximately $354 million of the Company’s total assets as of December 31, 2008 and approximately $181 million of the Company’s total revenues for the year then ended. Our audit of internal control over financial reporting of Cablevision Systems Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of Newsday.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Melville, New York
February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporations and subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007, and adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, with respect to financial assets and financial liabilities, as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Melville, New York
February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

CSC Holdings, Inc.:

We have audited CSC Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSC Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSC Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting the Company’s assessment of the effectiveness of its internal control over financial reporting, management excluded the operations of Newsday Holdings LLC and Newsday LLC (collectively “Newsday”) which was acquired by the Company during the third quarter of 2008. The Newsday segment represented approximately $354 million of the Company’s total assets as of December 31, 2008 and approximately $181 million of the Company’s total revenues for the year then ended. Our audit of internal control over financial reporting of CSC Holdings, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Newsday.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Melville, New York
February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

CSC Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted the provisions of FASB Interpretation  No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007, and adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, with respect to financial assets and financial liabilities, as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Melville, New York
February 26, 2009

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$322,755	$360,662
Restricted cash	10,720	58,416
Accounts receivable, trade (less allowance for doubtful accounts of $22,082 and $12,683)	604,801	543,151
Prepaid expenses and other current assets	233,166	189,306
Program rights, net	157,277	133,146
Deferred tax asset	285,305	232,984
Investment securities pledged as collateral	181,271	196,090
Derivative contracts	63,574	30,532
Total current assets	1,858,869	1,744,287

Property, plant and equipment, net of accumulated depreciation of $7,778,359 and $6,956,699	3,472,640	3,472,203
Notes and other receivables	45,485	40,874
Investment securities pledged as collateral	181,271	668,438
Derivative contracts	50,163	43,020
Other assets	131,012	79,740
Program rights, net	495,219	420,923
Deferred carriage fees, net	118,593	151,507
Affiliation, broadcast and other agreements, net of accumulated amortization of $520,784 and $448,392	581,422	339,614
Other amortizable and indefinite-lived intangible assets, net of accumulated amortization of $127,273 and $102,487	482,264	316,830
Indefinite-lived cable television franchises	731,848	731,848
Goodwill	1,100,333	1,023,480
Deferred financing and other costs, net of accumulated amortization of $94,616 and $88,011	134,089	107,813
	$9,383,208	$9,140,577

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2008 and 2007

(Dollars in thousands, except share and per share amounts)

	2008	2007
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$385,966	$370,044
Accrued liabilities:
Interest	166,430	171,204
Employee related costs	351,895	291,268
Other accrued expenses	375,421	371,902
Deferred revenue	182,155	198,658
Program rights obligations	127,271	110,128
Liabilities under derivative contracts	3,327	2,893
Bank debt	310,000	110,000
Collateralized indebtedness	234,264	219,073
Capital lease obligations	5,318	5,351
Notes payable	6,230	1,017
Senior notes and debentures	148,881	500,000
Total current liabilities	2,297,158	2,351,538

Defined benefit plan and other postretirement plan obligations	121,420	57,596
Deferred revenue	13,235	12,691
Program rights obligations	342,373	307,185
Liabilities under derivative contracts	263,240	132,647
Other liabilities	253,417	264,446
Deferred tax liability	161,114	326,736
Bank debt	5,343,750	4,778,750
Collateralized indebtedness	214,474	628,081
Capital lease obligations	56,531	60,056
Senior notes and debentures due in 2009	1,250,920	—
Senior notes and debentures due after 2009	4,096,491	4,995,148
Senior subordinated notes	323,564	323,311
Minority interests	7,768	1,182
Total liabilities	14,745,455	14,239,367

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 267,249,234 and 255,648,391 shares issued and 242,258,240 and 231,007,266 shares outstanding	2,672	2,556
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,873,351 and 63,265,676 shares issued and outstanding	549	633
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	137,002	130,791
Accumulated deficit	(5,034,119)	(4,806,543)
	(4,893,896)	(4,672,563)
Treasury stock, at cost (24,990,994 and 24,641,125 CNYG Class A common shares)	(433,326)	(429,084)
Accumulated other comprehensive income (loss)	(35,025)	2,857
Total stockholders’ deficiency	(5,362,247)	(5,098,790)
	$9,383,208	$9,140,577

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share amounts)

	2008	2007	2006
Revenues, net	$7,230,116	$6,484,481	$5,828,493
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,244,386	2,891,337	2,651,890
Selling, general and administrative	1,738,357	1,558,455	1,471,366
Restructuring expense (credits)	49,883	4,733	(3,484)
Depreciation and amortization (including impairments)	1,507,809	1,118,888	1,119,829
	6,540,435	5,573,413	5,239,601
Operating income	689,681	911,068	588,892
Other income (expense):
Interest expense	(796,930)	(940,852)	(928,202)
Interest income	14,056	40,154	36,528
Equity in net income of affiliates	—	4,377	6,698
Gain on sale of programming and affiliate interests, net	805	183,286	—
Gain (loss) on investments, net	(136,414)	(214,257)	290,052
Gain (loss) on equity derivative contracts, net	118,219	214,712	(214,352)
Loss on interest rate swap contracts, net	(205,683)	(76,568)	(39,360)
Write-off of deferred financing costs	—	(2,919)	(14,083)
Loss on extinguishment of debt	(2,424)	(19,113)	(13,125)
Minority interests	8,108	321	1,614
Miscellaneous, net	1,264	2,636	2,845
	(998,999)	(808,223)	(871,385)
Income (loss) from continuing operations before income taxes	(309,318)	102,845	(282,493)
Income tax benefit (expense)	82,688	(79,181)	140,462
Income (loss) from continuing operations	(226,630)	23,664	(142,031)
Income (loss) from discontinued operations, net of taxes (including net gain from the sale of Fox Sports Net Bay Area of $186,281 in 2007)	(946)	195,235	16,428
Income (loss) before cumulative effect of a change in accounting principle	(227,576)	218,899	(125,603)
Cumulative effect of a change in accounting principle, net of taxes	—	(443)	(862)
Net income (loss)	$(227,576)	$218,456	$(126,465)
INCOME (LOSS) PER SHARE:
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.78)	$0.08	$(0.50)
Income from discontinued operations	$—	$0.68	$0.06
Cumulative effect of a change in accounting principle	$—	$—	$—
Net income (loss)	$(0.78)	$0.76	$(0.45)
Basic weighted average common shares (in thousands)	290,286	288,271	283,627
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.78)	$0.08	$(0.50)
Income from discontinued operations	$—	$0.66	$0.06
Cumulative effect of a change in accounting principle	$—	$—	$—
Net income (loss)	$(0.78)	$0.74	$(0.45)
Diluted weighted average common shares (in thousands)	290,286	294,604	283,627

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	CNYG	CNYG	RMG	RMG				Accumulated
	Class A	Class B	Class A	Class B				Other
	Common	Common	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Balance at January 1, 2006	$2,474	$642	$—	$—	$1,307,786	$(3,319,299)	$(359,753)	$(3,562)	$(2,371,712)
Net loss	—	—	—	—	—	(126,465)	—	—	(126,465)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(1,484)	(1,484)
Comprehensive loss									(127,949)
Adjustment related to initial application of FASB Statement No. 158, net of taxes (Note 14)	—	—	—	—	—	—	—	(6,904)	(6,904)
Proceeds from exercise of options and issuance of restricted shares	30	—	—	—	15,610	—	—	—	15,640
Recognition of equity-based stock compensation arrangements	—	—	—	—	59,914	—	—	—	59,914
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	—	—	—	—	(306)	—	(306)
Conversion of CNYG Class B common stock to CNYG Class A common stock	5	(5)	—	—	—	—	—	—	—
Special cash dividend paid to CNYG Class A and CNYG Class B shareholders	—	—	—	—	(1,326,227)	(1,581,709)	—	—	(2,907,936)
Balance at December 31, 2006	2,509	637	—	—	57,083	(5,027,473)	(360,059)	(11,950)	(5,339,253)
Net income	—	—	—	—	—	218,456	—	—	218,456
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	—	—	—	14,807	14,807
Comprehensive income									233,263
Proceeds from exercise of options and issuance of restricted shares	43	—	—	—	30,751	—	—	—	30,794
Recognition of equity-based stock compensation arrangements	—	—	—	—	53,787	—	—	—	53,787
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	—	—	—	—	(69,025)		(69,025)
Conversion of CNYG Class B common stock to CNYG Class A common stock	4	(4)	—	—	—	—	—	—	—
Special cash dividends paid in connection with employee stock option exercises, net of forfeitures related to restricted shares	—	—	—	—	(10,830)	2,916			(7,914)
Adjustment related to initial application of FASB Interpretation No. 48 (Note 11)	—	—	—	—	—	(442)	—	—	(442)
Balance at December 31, 2007	2,556	633	—	—	130,791	(4,806,543)	(429,084)	2,857	(5,098,790)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE INCOME (LOSS) (continued)

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	CNYG	CNYG	RMG	RMG				Accumulated
	Class A	Class B	Class A	Class B				Other
	Common	Common	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Total
Net loss	—	—	—	—	—	(227,576)	—	—	(227,576)
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	—	—	—	(37,882)	(37,882)
Comprehensive loss									(265,458)
Proceeds from exercise of options and issuance of restricted shares	32	—	—	—	8,255	—	—	—	8,287
Recognition of equity-based stock compensation arrangements	—	—	—	—	59,870	—	—	—	59,870
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	—	—	—	—	(4,242)	—	(4,242)
Conversion of CNYG Class B common stock to CNYG Class A common stock	84	(84)	—	—	—	—	—	—	—
Ordinary dividends paid to CNYG Class A and CNYG Class B shareholders	—	—	—	—	(59,424)	—	—	—	(59,424)
Special cash dividends paid in connection with employee stock option exercises, net of forfeitures related to restricted shares	—	—	—	—	(2,490)	—	—	—	(2,490)
Balance at December 31, 2008	$2,672	$549	$—	$—	$137,002	$(5,034,119)	$(433,326)	$(35,025)	$(5,362,247)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Income (loss) from continuing operations	$(226,630)	$23,664	$(142,031)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,507,809	1,118,888	1,119,829
Non-cash restructuring expense	42,519	—	—
Equity in net income of affiliates	—	(4,377)	(6,698)
Minority interests	(8,108)	(321)	(1,614)
Gain on sale of programming and affiliate interests	(805)	(183,286)	—
Loss (gain) on investments, net	136,414	214,257	(284,542)
Write-off of deferred financing costs	—	2,919	14,083
Loss (gain) on equity derivative contracts, net	(118,219)	(214,712)	214,352
Unrealized loss on interest rate swaps	153,417	64,844	4,388
Loss on extinguishment of debt	2,424	19,113	13,125
Share-based compensation expense related to equity classified awards	60,239	53,077	63,675
Deferred income tax	(106,193)	52,576	(150,008)
Amortization and write-off of program rights	172,340	145,072	123,827
Amortization of deferred financing costs and discounts on indebtedness	42,636	50,151	50,150
Amortization of other deferred costs	29,094	34,324	27,696
Provision for doubtful accounts	61,288	52,165	41,386
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(62,698)	(79,071)	(107,635)
Notes and other receivables	(1,926)	(19,840)	48,280
Prepaid expenses and other assets	(35,209)	(23,861)	195
Advances/payables to affiliates	(400)	(190)	(1,263)
Program rights	(290,992)	(198,663)	(137,196)
Other deferred costs	(30,782)	(26,431)	(13,349)
Accounts payable	8,240	(17,054)	40,661
Accrued liabilities	76,638	(117,943)	60,671
Program rights obligations	42,481	(16,921)	(29,630)
Deferred revenue	(20,896)	36,929	(4,141)
Deferred carriage payable	(16,095)	(25,569)	(17,336)
Net cash provided by operating activities	1,416,586	939,740	926,875
Cash flows from investing activities:
Capital expenditures	(909,101)	(781,306)	(885,833)
Payments for acquisitions, net of cash acquired	(782,590)	—	—
Proceeds from sale of equipment, net of costs of disposal	2,452	3,336	17,704
Distribution from (contribution to) equity method investees	—	24,506	(1,000)
Proceeds from sale of programming and affiliate interests	900	212,904	—
Decrease (increase) in investment securities and other investments	(37,600)	277	907
Decrease (increase) in restricted cash	(5,142)	5,812	(2,936)
Additions to other intangible assets	(13,159)	(16,771)	(1,551)
Net cash used in investing activities	(1,744,240)	(551,242)	(872,709)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from financing activities:
Proceeds from bank debt	926,000	73,000	5,463,000
Repayment of bank debt	(161,000)	(176,750)	(2,322,000)
Issuance of senior notes	500,000	—	—
Redemption of senior subordinated notes and debentures	(500,000)	(693,158)	(263,125)
Proceeds from collateralized indebtedness	214,474	—	595,035
Repayment of collateralized indebtedness	(579,134)	—	(548,867)
Dividend payments to common stockholders	(64,854)	(67,319)	(2,840,780)
Proceeds from derivative contracts	—	—	6,496
Settlement of derivative contracts	—	—	(50,864)
Proceeds from stock option exercises and settlements	8,286	30,794	15,334
Payments on capital lease obligations and other debt	(5,519)	(7,285)	(8,739)
Deemed repurchase of restricted stock	(4,242)	(69,025)	—
Additions to deferred financing and other costs	(35,939)	—	(47,540)
Distributions to minority partners	(1,269)	(13,549)	(14,709)
Net cash provided by (used in) financing activities	296,803	(923,292)	(16,759)
Net increase (decrease) in cash and cash equivalents from continuing operations	(30,851)	(534,794)	37,407
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(59,894)	17,771	109,956
Net cash provided by investing activities	52,838	328,823	4,003
Net change in cash classified in assets held for sale	—	24,461	3,660
Net effect of discontinued operations on cash and cash equivalents	(7,056)	371,055	117,619
Cash and cash equivalents at beginning of year	360,662	524,401	369,375
Cash and cash equivalents at end of year	$322,755	$360,662	$524,401

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$294,821	$331,901
Restricted cash	10,720	58,416
Accounts receivable, trade (less allowance for doubtful accounts of $22,082 and $12,683)	604,801	543,151
Prepaid expenses and other current assets	232,943	189,281
Program rights, net	157,277	133,146
Deferred tax asset	360,822	283,483
Advances to affiliates	516,219	361,770
Investment securities pledged as collateral	181,271	196,090
Derivative contracts	63,574	30,532
Total current assets	2,422,448	2,127,770
Property, plant and equipment, net of accumulated depreciation of $7,778,359 and $6,956,699	3,472,640	3,472,203
Notes and other receivables	45,485	40,874
Investment securities pledged as collateral	181,271	668,438
Derivative contracts	50,163	43,020
Other assets	131,012	79,740
Program rights, net	495,219	420,923
Deferred carriage fees, net	118,593	151,507
Affiliation, broadcast and other agreements, net of accumulated amortization of $520,784 and $448,392	581,422	339,614
Other amortizable and indefinite-lived intangible assets, net of accumulated amortization of $127,273 and $102,487	482,264	316,830
Indefinite-lived cable television franchises	731,848	731,848
Goodwill	1,100,333	1,023,480
Deferred financing and other costs, net of accumulated amortization of $71,623 and $69,926	124,885	93,782
	$9,937,583	$9,510,029

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2008 and 2007

(Dollars in thousands, except share and per share amounts)

	2008	2007
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities:
Accounts payable	$385,966	$370,044
Accrued liabilities:
Interest	138,892	141,992
Employee related costs	347,961	289,717
Other accrued expenses	373,507	368,907
Deferred revenue	182,155	198,658
Program rights obligations	127,271	110,128
Liabilities under derivative contracts	3,327	2,893
Bank debt	310,000	110,000
Collateralized indebtedness	234,264	219,073
Capital lease obligations	5,318	5,351
Notes payable	6,230	1,017
Senior notes and debentures	148,881	500,000
Total current liabilities	2,263,772	2,317,780
Defined benefit plan and other postretirement plan obligations	121,420	57,596
Program rights and other contract obligations	342,373	307,185
Deferred revenue	13,235	12,691
Liabilities under derivative contracts	263,240	132,647
Other liabilities	252,541	258,246
Deferred tax liability	485,542	569,613
Bank debt	5,343,750	4,778,750
Collateralized indebtedness	214,474	628,081
Senior notes and debentures due in 2009	750,920	—
Senior notes and debentures due after 2009	3,096,491	3,495,148
Senior subordinated notes	323,564	323,311
Capital lease obligations	56,531	60,056
Minority interests	7,768	1,182
Total liabilities	13,535,621	12,942,286
Commitments and contingencies
Stockholder’s Deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 12,825,631 and 11,595,635 shares issued and outstanding	128	116
Paid-in capital	843,712	182,721
Note due from parent	(653,115)	—
Accumulated deficit	(3,753,738)	(3,617,951)
	(3,563,013)	(3,435,114)
Accumulated other comprehensive income (loss)	(35,025)	2,857
Total stockholder’s deficiency	(3,598,038)	(3,432,257)
	$9,937,583	$9,510,029

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Revenues, net	$7,230,116	$6,484,481	$5,828,493
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,244,386	2,891,337	2,651,890
Selling, general and administrative	1,738,357	1,558,455	1,471,366
Restructuring expense (credits)	49,883	4,733	(3,484)
Depreciation and amortization (including impairments)	1,507,809	1,118,888	1,119,829
	6,540,435	5,573,413	5,239,601
Operating income	689,681	911,068	588,892
Other income (expense):
Interest expense	(671,056)	(806,406)	(795,418)
Interest income	39,620	36,701	32,570
Equity in net income of affiliates	—	4,377	6,698
Gain on sale of programming and affiliate interests, net	805	183,286	—
Gain (loss) on investments, net	(136,414)	(214,257)	290,052
Gain (loss) on equity derivative contracts, net	118,219	214,712	(214,352)
Loss on interest rate swap contracts, net	(205,683)	(76,568)	(39,360)
Write-off of deferred financing costs	—	(2,919)	(14,083)
Loss on extinguishment of debt	(2,424)	(19,113)	(13,125)
Minority interests	8,108	321	1,614
Miscellaneous, net	1,260	2,636	2,845
	(847,565)	(677,230)	(742,559)
Income (loss) from continuing operations before income taxes	(157,884)	233,838	(153,667)
Income tax benefit (expense)	23,043	(134,629)	87,631
Income (loss) from continuing operations	(134,841)	99,209	(66,036)
Income (loss) from discontinued operations, net of taxes (including net gain from the sale of Fox Sports Net Bay Area of $186,281 in 2007	(946)	195,235	16,428
Income (loss) before cumulative effect of a change in accounting principle	(135,787)	294,444	(49,608)
Cumulative effect of a change in accounting principle, net of taxes	—	(443)	(862)
Net income (loss)	$(135,787)	$294,001	$(50,470)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	Common Stock	Note due from Cablevision	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	$95	$—	$2,392,805	$(3,235,644)	$(3,562)	$(846,306)
Net loss	—	—	—	(50,470)	—	(50,470)
Minimum pension liability adjustment, net of taxes	—	—	—	—	(1,484)	(1,484)
Comprehensive income						(51,954)
Adjustment related to initial application of FASB Statement No. 158, net of tax (Note 4)	—	—	—	—	(6,904)	(6,904)
Recognition of equity-based stock compensation arrangements	—	—	59,914	—	—	59,914
Dividend payments to Cablevision relating to special cash dividends paid to CNYG Class A and CNYG Class B shareholders	—	—	(2,332,681)	(625,396)	—	(2,958,077)
Issuance of stock to Cablevision	21	—	(21)	—	—	—
Balance at December 31, 2006	116	—	120,017	(3,911,510)	(11,950)	(3,803,327)
Net income	—	—	—	294,001	—	294,001
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	14,807	14,807
Comprehensive income						308,808
Recognition of equity-based stock compensation arrangements	—	—	53,787	—	—	53,787
Contributions from Cablevision	—	—	8,917	—	—	8,917
Adjustment related to initial application of FASB Interpretation No. 48 (Note 1)	—	—	—	(442)	—	(442)
Balance at December 31, 2007	116	—	182,721	(3,617,951)	2,857	(3,432,257)
Net loss	—	—	—	(135,787)	—	(135,787)
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	(37,882)	(37,882)
Comprehensive income						(173,669)
Recognition of equity-based stock compensation arrangements	—	—	59,870	—	—	59,870
Dividend payments to Cablevision		—	(52,076)	—	—	(52,076)
Contributions from Cablevision	—	—	3,209	—	—	3,209
Contribution of note due from Cablevision	12	—	649,988	—	—	650,000
Accreted carrying value of note due from Cablevision	—	(653,115)	—	—	—	(653,115)
Balance at December 31, 2008	$128	$(653,115)	$843,712	$(3,753,738)	$(35,025)	$(3,598,038)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Income (loss) from continuing operations	$(134,841)	$99,209	$(66,036)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,507,809	1,118,888	1,119,829
Non-cash restructuring expense	42,519	—	—
Equity in net income of affiliates	—	(4,377)	(6,698)
Minority interests	(8,108)	(321)	(1,614)
Gain on sale of programming and affiliate interests	(805)	(183,286)	—
Loss (gain) on investments, net	136,414	214,257	(284,542)
Write-off of deferred financing costs	—	2,919	14,083
Loss (gain) on equity derivative contracts, net	(118,219)	(214,712)	214,352
Unrealized loss on interest rate swaps	153,417	64,844	4,388
Loss on extinguishment of debt	2,424	19,113	13,125
Share-based compensation expense related to equity classified awards	60,239	53,077	63,675
Deferred income tax	(49,660)	104,377	(97,177)
Amortization and write-off of program rights	172,340	145,072	123,827
Amortization of deferred financing costs and discounts on indebtedness	37,728	45,326	45,325
Accretion of discount on Cablevision senior notes held by Newsday	(3,115)	—	—
Amortization of other deferred costs	29,094	34,324	27,696
Provision for doubtful accounts	61,288	52,165	41,386
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(62,698)	(79,071)	(107,635)
Notes and other receivables	(1,890)	(19,884)	48,324
Prepaid expenses and other assets	(35,209)	(23,861)	195
Advances/payables to affiliates	(154,687)	(123,829)	(122,917)
Program rights	(290,992)	(198,663)	(137,196)
Other deferred costs	(30,782)	(26,431)	(13,349)
Accounts payable	8,240	(17,054)	40,661
Accrued liabilities	79,393	(120,632)	59,180
Program rights obligations	42,481	(16,921)	(29,630)
Deferred revenue	(20,896)	36,929	(4,141)
Deferred carriage payable	(16,095)	(25,569)	(17,336)
Net cash provided by operating activities	1,405,389	935,889	927,775
Cash flows from investing activities:
Capital expenditures	(909,101)	(781,306)	(885,833)
Payments for acquisitions, net of cash acquired	(782,590)	—	—
Proceeds from sale of equipment, net of costs of disposal	2,452	3,336	17,704
Distribution from (contribution to) equity method investees	—	24,506	(1,000)
Proceeds from sale of affiliate interests	900	212,904	—
Decrease (increase) in investment securities and other investments	(37,600)	277	907
Decrease (increase) in restricted cash	(5,142)	5,812	(2,936)
Additions to other intangible assets	(13,159)	(16,771)	(1,551)
Net cash used in investing activities	(1,744,240)	(551,242)	(872,709)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from financing activities:
Proceeds from bank debt	926,000	73,000	5,463,000
Repayment of bank debt	(161,000)	(176,750)	(2,322,000)
Issuance of senior notes	500,000	—	—
Redemption of senior subordinated notes and debentures	(500,000)	(693,158)	(263,125)
Proceeds from collateralized indebtedness	214,474	—	595,035
Repayment of collateralized indebtedness	(579,134)	—	(548,867)
Proceeds from derivative contracts	—	—	6,496
Settlement of derivative contracts	—	—	(50,864)
Payments on capital lease obligations and other debt	(5,519)	(7,285)	(8,739)
Capital contribution from (dividend payments) to Cablevision, net	(48,867)	3,798	(2,958,077)
Additions to deferred financing and other costs	(35,858)	—	(47,540)
Distributions to minority partners	(1,269)	(13,549)	(14,709)
Net cash provided by (used in) financing activities	308,827	(813,944)	(149,390)
Net decrease in cash and cash equivalents from continuing operations	(30,024)	(429,297)	(94,324)
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(59,894)	17,771	109,956
Net cash provided by investing activities	52,838	328,823	4,003
Net change in cash classified in assets held for sale	—	24,461	3,660
Net effect of discontinued operations on cash and cash equivalents	(7,056)	371,055	117,619
Cash and cash equivalents at beginning of year	331,901	390,143	366,848
Cash and cash equivalents at end of year	$294,821	$331,901	$390,143

See accompanying notes to consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, Inc. (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services, and Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  As a result of the completion of the series of transactions to form Newsday Holdings LLC and Newsday LLC on July 29, 2008 (see Note 2), the Company now classifies its business interests into four reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks; Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national music programming network, effective January 1, 2008, which prior to January 1, 2008 was included in the Rainbow segment (prior period segment information has been reported on a comparable basis); and Newsday, consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, Island Publications (through December 2008) and online websites including newsday.com and exploreLI.com.

Principles of Consolidation

The accompanying consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The consolidated balance sheets and statements of operations for Cablevision are essentially identical to the consolidated balance sheets and consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $1.5 billion of senior notes issued in April 2004 to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, certain intercompany payables to CSC Holdings and other subsidiaries, deferred taxes and accrued dividends on its balance sheet.  In July 2008, CSC Holdings received a capital contribution in the form of a note receivable from Cablevision (reflected as a reduction to equity on its consolidated balance sheet) of $650,000 ($682,000 face amount) relating to 8% senior notes due 2012 issued by Cablevision.  At December 31, 2008, the accreted value of the note receivable was $653,115.  CSC Holdings in turn contributed such notes to Newsday Holdings LLC in connection with the Newsday transaction (see Note 2).  The contribution of Cablevision notes to CSC Holdings has no impact on CSC Holdings’ total stockholder’s deficiency and the Cablevision notes eliminate in the consolidated balance sheet of Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit and CSC Holdings’ results of operations include incremental interest income from the 8% senior notes and the accretion of the discount on the notes issued by Cablevision in connection with the Newsday transaction discussed above, which eliminates in the consolidated statements of operations of Cablevision.  The combined notes to the consolidated financial statements relate to the Company, which, except as noted, are identical for Cablevision and CSC Holdings.  All significant intercompany

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

transactions and balances between Cablevision and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of consolidated financial statements.

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

The Company’s Newsday segment recognizes publication advertising revenue when advertisements are published.  Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate.  Rebates are recorded throughout the year as a reduction to advertising revenue based upon contract performance.  Proceeds from advance billings for publication subscriptions are recorded as deferred revenue and are recognized as revenue on a pro-rata basis over the term of the subscriptions.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Gross Versus Net Revenue Recognition

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the years ended December 31, 2008, 2007 and 2006, the amount of franchise fees included as a component of net revenue aggregated $121,540, $111,398, and $101,213, respectively.

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

Rights to programming, including feature films and episodic series, acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability, then the earlier of when the uncertainty is resolved, or when the license period has begun.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.  The Company periodically reviews the programming usefulness of its program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recorded in technical and operating expense.

See Note 4 for a discussion of the Company’s review of the programming usefulness of its program rights and impairment charges.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Owned original programming is produced for the Company by independent production companies.  Any owned original programming costs qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated cash flows can change based upon programming market acceptance, levels of affiliate fee revenue and advertising revenue, and program usage.  Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary which could impact the timing of amortization expenses.

Advertising Expenses

Advertising costs are charged to expense when incurred and are recorded to “selling, general, and administrative” expenses in the accompanying statements of operations.  Advertising costs amounted to $279,103, $254,387 and $221,158 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions.  Deferred tax assets are subject to an ongoing assessment of realizability.  The Company provides deferred taxes for the outside basis difference of its investment in partnerships.  Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.  The Company adopted the provisions of FASB Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, on January 1, 2007.

Cash and Cash Equivalents

The Company’s cash investments are placed with money market funds and financial institutions that are investment grade as rated by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominantly invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, and time deposits.   The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2008 and 2007 amounted to $10,720 and $58,416, respectively.  The balances include primarily cash required to be set aside under operating agreements with the National Hockey League, collateralized letters of credit, and an escrow account related to a litigation settlement in 2008.  The December 31, 2007 balance also includes a cash collateralized bond in the amount of $52,159 relating to a judgment against the Company relating to a contract dispute with Loral Space and Communications Holding Corporation (“Loral”) which was paid to Loral on July 1, 2008.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectibility of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

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

Intangible assets established in connection with acquisitions consist of affiliation agreements and affiliate relationships, broadcast rights and other agreements (primarily cable television system programming agreements), season ticket holder relationships, suite holder contracts and relationships, advertiser relationships, other intangibles and goodwill.  These intangible assets are amortized on a straight-line basis over their respective estimated useful lives.  Goodwill and the value of franchises, trademarks and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

The Company reviews its long-lived assets (property, plant and equipment, and intangible assets subject to amortization that arose from acquisitions accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The Company evaluates the recoverability of its goodwill and indefinite-lived intangible assets annually or more frequently whenever events or circumstances indicate that the asset may be impaired.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill which would be recognized in a business combination.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Deferred Carriage Fees

Deferred carriage fees represent amounts principally paid or payable to cable system operators, direct broadcast operators and telecommunications companies to guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related guarantee (1 to 13 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense ratably over the life of the related debt.

Program Rights Obligations

Amounts payable subsequent to December 31, 2008 related to program rights obligations are as follows:

Years Ending December 31,
2009	$127,271
2010	94,700
2011	74,331
2012	58,780
2013	43,211
Thereafter	71,351
$469,644

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	Shares Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2005	225,268,714	64,160,264
Conversion of CNYG Class B common stock to CNYG Class A common stock	423,450	(423,450)
Employee and non-employee director stock transactions	2,951,404	—
Balance at December 31, 2006	228,643,568	63,736,814
Conversion of CNYG Class B common stock to CNYG Class A common stock	471,138	(471,138)
Employee and non-employee director stock transactions	1,892,560	—
Balance at December 31, 2007	231,007,266	63,265,676
Conversion of CNYG Class B common stock to CNYG Class A common stock	8,392,325	(8,392,325)
Employee and non-employee director stock transactions	2,728,149	—
CNYG Class A common stock issued in connection with the stock option litigation settlement	130,500	—
Balance at December 31, 2008	242,258,240	54,873,351

Common Stock of CSC Holdings

CSC Holdings has 20,000,000 common shares authorized of which 12,825,631 and 11,595,635 were issued and outstanding as of December 31, 2008 and 2007, respectively.  Each common share has one vote per share and all shares are owned by Cablevision.

Dividends

Cablevision and CSC Holdings may pay dividends on its capital stock only from surplus as determined under Delaware law.  If dividends are paid on the Cablevision NY Group common stock, holders of the Class A common stock and Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Class A common stock may be paid only with shares of Class A common stock and stock dividends with respect to Class B common stock may be paid only with shares of Class B common stock.  Cablevision’s senior notes and debentures, as well as certain senior notes and debentures of CSC Holdings and its subsidiaries restrict the amount of dividends and distributions in respect of any equity interests that can be made.

On August 15, 2008 and November 5, 2008, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share paid on September 18, 2008 and December 9, 2008, respectively, to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of August 26, 2008 and November 17, 2008, respectively.

The dividends aggregating approximately $58,129 were paid primarily from the proceeds of dividend payments to Cablevision from CSC Holdings.  The CSC Holdings distribution was funded from cash on hand.  In addition, up to approximately $1,707 will be paid when, and if, restrictions lapse on restricted shares outstanding and when, and if, certain stock appreciation rights and stock options are exercised.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Special Dividend Payment

On April 7, 2006, the Board of Directors of Cablevision declared a special cash dividend of $10.00 per share on each outstanding share of its Class A common stock and Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents from CSC Holdings to Cablevision.  The CSC Holdings distribution was funded from the proceeds of its term B loan facility which closed on March 29, 2006 (see Note 8).  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to $2,834,649.  In addition, up to $126,838 representing $10.00 for each outstanding restricted share and each stock appreciation right and stock option vested as of December 31, 2004, would be payable when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and stock options are exercised.  At December 31, 2008, approximately $24,662 of the $126,838 is still outstanding.  Cablevision recorded a decrease in additional paid in capital of $1,326,227 and an increase in accumulated deficit of $1,581,709 in connection with the payment of the special dividend through December 31, 2006.

Income (Loss) Per Common Share

Cablevision

Basic net income per common share for Cablevision is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share for Cablevision reflects the dilutive effects of stock options, restricted stock, restricted stock units and other potentially dilutive financial instruments.

Since Cablevision generated a loss from continuing operations for the years ended December 31, 2008 and 2006, the outstanding common stock equivalents during each of these periods were excluded from the computation of net loss per share as the impact would have been anti-dilutive.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

CSC Holdings

Net income (loss) per common share for CSC Holdings is not presented since CSC Holdings is a wholly-owned subsidiary of Cablevision.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of shareholders’ deficiency consist of net income (loss) and other gains and losses affecting shareholders’ deficiency or attributed net assets that, under U.S. generally accepted accounting principles (“GAAP”), are excluded from net income (loss).  These components of accumulated other comprehensive income (loss) consist primarily of pension and postretirement liability adjustments, net of taxes.

In 2008 and 2006, the benefit obligation of certain of the Company’s defined benefit pension plans and post-retirement benefit plans exceeded the fair value of the plans’ assets.  As a result, the Company recorded a non-cash charge to accumulated comprehensive loss, net of taxes, of $36,856 and $1,484, respectively.  The increase in accumulated comprehensive loss, net of taxes, of $36,856 for the year ended December 31, 2008 resulted primarily from the decline in the fair value of the assets associated with certain of the Company’s defined benefit plans arising from the general equity market declines that occurred in 2008.  Also, during 2008, the Company recognized charges of $1,026, net of taxes, representing the amortization of previously recorded items in accumulated other comprehensive income (loss).  In 2007, the fair value of plan assets of certain of the Company’s defined benefit plans and post-retirement benefit plans exceeded the plans’ benefit obligations and the Company recorded a non-cash gain to accumulated comprehensive income, net of taxes, of $3,792.  Additionally, during 2007, the Company “froze” two of its defined benefit plans resulting in a non-cash related benefit to accumulated comprehensive income (loss) of $11,015 ($18,803, net of taxes of $7,788) as described in Note 14.  As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement No. 158”) whereby the Company recognized an additional loss of $6,904, net of taxes, which was also charged to accumulated other comprehensive income (loss), net of taxes.

Share-Based Compensation

Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that are ultimately expected to vest.  Share-based compensation expense recognized in Cablevision’s consolidated statements of operations during the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, that were adjusted for estimated forfeitures.

For options and performance based option awards and stock appreciation rights granted prior to December 31, 2005, Cablevision recognizes compensation expense using the accelerated attribution method.

For options and performance based option awards granted after January 1, 2006, Cablevision recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model using a straight-line amortization method.  For restricted shares and restricted stock units, Cablevision recognizes compensation expense using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.  For stock

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

appreciation rights, Cablevision recognizes compensation expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model.

For CSC Holdings, share-based compensation expense is recognized in its statements of operations for the years ended December 31, 2008, 2007 and 2006 based on allocations provided by Cablevision.

Cash Flows

During 2008, 2007 and 2006, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2008	2007	2006

Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations
Value of GE common stock exchanged in the acquisition of Sundance	$369,137	$—	$—
Capital lease obligations	—	11,234	11,751
Asset retirement obligations	9,243	29	136
Leasehold improvements paid by landlord	2,803	7,892	1,960
Redemption of collateralized indebtedness with related equity derivative contracts and stock	—	102,469	290,943
Redemption of collateralized indebtedness with related equity derivative contracts	55,644	—	31,385

Discontinued Operations
Make whole payment obligation, including interest, to Loral	—	—	50,898

Non-Cash Financing Activity of Cablevision :
Continuing Operations:
Dividends payable on restricted share awards	1,294	—	67,156

Non-Cash Investing Activity of CSC Holdings:
Continuing Operations:
Contribution of 8% senior notes due 2012 from Cablevision	650,000	—	—

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	759,068	943,404	831,026
Cash interest paid - continuing operations (CSC Holdings)	636,428	813,494	704,542
Cash interest paid - discontinued operations (Cablevision and CSC Holdings)	—	—	8
Income taxes paid, net - continuing operations (Cablevision and CSC Holdings)	13,468	28,686	11,184

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either assets or liabilities measured at fair value.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2008, 2007 and 2006, or 10% or more of its consolidated net trade receivables at December 31, 2008 and 2007.

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

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 presentation.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements.  Statement No. 157 became effective for the Company on January 1, 2008 with

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

respect to financial assets and financial liabilities.  The FASB has deferred the adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities to be effective for the Company on January 1, 2009.  See Note 10 for a discussion of the impact of the adoption of Statement No. 157 for certain financial assets and financial liabilities. The Company has not yet determined the impact of Statement No. 157 as it relates to nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 became effective as of January 1, 2008 for the Company.  The adoption of Statement No. 159 did not have any impact on the Company’s financial position or results of operations as of and for the year ended December 31, 2008 as the Company did not elect to measure any eligible financial instruments or certain other items at fair value.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No. FAS 157-3 clarifies the application of Statement No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP No. FAS 157-3 was effective upon issuance and is effective for all periods presented in accordance with Statement No. 157.  The adoption of FSP No. FAS 157-3 did not have any impact on the Company’s consolidated financial statements or on the fair values of the Company’s financial assets and liabilities.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement No. 141R”).  Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Statement No. 141R is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The provisions of Statement No. 141R will not impact the Company’s financial statements for prior periods.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”).  Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Statement No. 161 is

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

effective for the Company on January 1, 2009.  The Company will provide the required disclosures regarding derivative instruments in 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets.  FSP No. FAS 142-3 is effective for the Company on January 1, 2009.  The Company has not yet determined the impact FSP No. FAS 142-3 will have on its consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The disclosure requirements of FSP No. FAS 132(R)-1 will be required to be included in the Company’s consolidated financial statements beginning for the year ending December 31, 2009.

In December 2007, the FASB issued EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the disclosure requirements related to these arrangements. EITF 07-1 is effective for the Company on January 1, 2009.  The Company has not yet determined the impact EITF 07-1 will have on its consolidated financial statements.

NOTE 2.               TRANSACTIONS

2008 Transactions

Newsday

On July 29, 2008, CSC Holdings and Tribune Company completed a series of transactions contemplated by the Formation Agreement, dated May 11, 2008, to form Newsday Holdings LLC and Newsday LLC, new limited liability companies that operate the Company’s newspaper publishing business.  The newspaper publishing business (“Newsday Media Group”) includes the Newsday daily newspaper which is primarily distributed on Long Island, New York and in the New York metropolitan area.  The Newsday Media Group also includes (i) amNew York, a free daily newspaper distributed in New York City, (ii) Star Community Publishing Group which is the Northeast’s largest group of weekly shopper publications, (iii) Island Publications which produces targeted lifestyle magazines and selected tourism and business to business publications (through December 2008), and (iv) online websites including newsday.com and exploreLI.com.

On the closing date, Tribune Company, through its subsidiaries, contributed substantially all of the assets and liabilities of the Newsday Media Group to Newsday Holdings LLC, which in turn contributed such assets to Newsday LLC, its wholly-owned subsidiary, and CSC Holdings, through its subsidiary NMG Holdings, Inc., contributed approximately $682,000 aggregate principal amount of newly-issued 8% senior notes due 2012 of Cablevision with an approximate fair value of $650,000 to Newsday Holdings LLC (the “Newsday Transaction”).  CSC Holdings issued approximately 1.2 million shares of common

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

stock to Cablevision in consideration for its contribution of the newly-issued 8% senior notes due 2012.  Also, on July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility (see Note 8) and distributed cash of $612,000 on behalf of Newsday Holdings LLC to Tribune Company in connection with Tribune’s contribution of the net assets of the Newsday Media Group and $18,000 for prepaid rent from the proceeds of that financing.  The remaining $20,000 is being used by Newsday LLC for working capital purposes.  In addition, CSC Holdings provided $35,000 in additional funds to Newsday LLC, through a contribution to Newsday Holdings LLC, to pay certain transaction costs.  As a result of these transactions, CSC Holdings, through its subsidiary NMG Holdings, Inc. owns approximately 97.2% of the equity in Newsday Holdings LLC and Tribune Company, through a wholly-owned subsidiary, owns approximately 2.8% of the equity in Newsday Holdings LLC, which owns the Cablevision senior notes with an aggregate principal amount of approximately $682,000 and the Newsday Media Group business through its 100% ownership of Newsday LLC.

In connection with the formation of Newsday Holdings LLC and Newsday LLC, CSC Holdings and Tribune Company entered into a Tax Matters Agreement pursuant to which, among other things, CSC Holdings has agreed that it will indemnify Tribune Company for certain taxes incurred by Tribune Company if, prior to January 1, 2018, Newsday Holdings LLC and Newsday LLC sells or otherwise disposes of the Newsday Media Group business contributed by Tribune Company or fails to maintain outstanding indebtedness in specified minimum amounts over time (reducing to $320,000 from the ninth anniversary of closing through January 1, 2018).

At any time after the tenth anniversary of the closing of the transaction and prior to the thirteenth anniversary of the closing, CSC Holdings will have the right to purchase Tribune Company’s entire interest in Newsday Holdings LLC.  At any time after the thirteenth anniversary of the closing and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company’s entire interest in Newsday Holdings LLC.  In either case, the purchase price will be the fair value of the interest at that time.

Newsday Holdings LLC and Newsday LLC are part of the Company’s Unrestricted Group and comprise the Newsday segment which is a separate segment for financial reporting purposes.

The Company accounted for the Newsday Transaction under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Under the purchase method of accounting, the total estimated purchase price has been allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the estimated purchase price over those fair values was recorded as goodwill.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a preliminary purchase price allocation analysis.  In addition, the finalization of the working capital adjustment may result in adjustments to the estimated purchase price and resulting allocation.  The results of Newsday’s operations have been included in the consolidated financial statements from the date of the transaction and comprise the Company’s Newsday segment.

For income tax purposes, Newsday Holdings LLC is treated as a partnership.  The Company determines deferred taxes with regard to investments in partnerships based on the difference between the outside tax basis and the investment account balance; this is commonly referred to as the “outside basis difference.”  Upon consummation of the transaction, the Company received a 97.2% interest in Newsday Holdings LLC.  At the time of this transaction there was no outside basis difference and, therefore, no corresponding deferred tax asset or liability was recognized as an adjustment to the purchase price.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Although the Newsday Transaction did not result in a step up of the tax basis of Newsday assets, through special partnership allocations, the Company will receive tax deductions generally equivalent in amount to the deductions that would have resulted from a step up in tax basis.

The following table provides the allocation of the estimated purchase price (including transaction costs of $10,695) of the assets acquired and liabilities assumed based on preliminary fair value information currently available, which is subject to change upon finalization:

	Estimated Useful Life
Accounts receivable, net		$46,506
Prepaid expenses and other assets		9,257
Property and equipment, net	2 to 9 years	71,571
Advertiser relationships	3 to 10 years	41,197
Other amortizable intangibles	5 to 17 years	20,898
Trademarks	Indefinite-lived	125,622
Goodwill	Indefinite-lived	359,712
Accounts payable and other liabilities		(34,144)
Capital lease obligations		(1,961)
Carryover basis of net assets acquired attributable to residual minority interest		(15,963)
Net assets acquired		$622,695

See Note 4 regarding impairment charges recognized for Newsday relating to trademarks, other long-lived assets and goodwill as of December 31, 2008.

The unaudited pro forma revenues, income (loss) from continuing operations, net income (loss), income (loss) per share from continuing operations and net income (loss) per share for the years ended December 31, 2008 and 2007, as if the Newsday Transaction had occurred on January 1, 2007, are as follows:

	Cablevision		CSC Holdings
	For the Year Ended December 31,
	2008	2007	2008	2007
Revenues	$7,486,080	$6,979,988	$7,486,080	$6,979,988
Income (loss) from continuing operations	$(243,741)	$15,659	$(130,968)	$125,913
Net income (loss)	$(244,687)	$210,451	$(131,914)	$320,705
Basic income (loss) per share from continuing operations	$(0.84)	$0.05
Diluted income (loss) per share from continuing operations	$(0.84)	$0.05
Basic net income (loss) per share	$(0.84)	$0.73
Diluted net income (loss) per share	$(0.84)	$0.71

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Sundance Channel L.L.C.

On June 16, 2008, certain wholly-owned subsidiaries of Rainbow Media Holdings LLC completed transactions which resulted in the 100% acquisition of Sundance Channel L.L.C. (“Sundance”) from General Electric Company’s NBC Universal, CBS Corporation’s Showtime Networks (“CBS”), an entity controlled by Robert Redford and an entity controlled by another individual.  The purchase price of $472,464 was paid through an exchange of 12,742,033 shares of common stock of General Electric Company held by certain subsidiaries of Rainbow Media Holdings valued, based on the closing price at the acquisition date, at $369,137, and a net cash payment of $103,327.  The aggregate purchase price for financial statement purposes including the effect of working capital adjustments of $3,189 and closing costs, and excluding $87,729 of net deferred tax adjustments as described below, of $482,381, is lower than the contractual purchase price of $496,000, (prior to customary working capital adjustments, closing costs of $6,728, and deferred tax adjustments) because the General Electric common stock was valued in accordance with the acquisition agreement on the basis of a trailing average price, which was higher than the closing price of the General Electric common stock at the acquisition date.  In the first transaction, General Electric received all of the General Electric common stock held by certain subsidiaries of Rainbow Media Holdings, and the Rainbow Media Holdings subsidiaries received a 100% interest in a newly formed subsidiary of General Electric, which held cash and General Electric’s ownership interest in Sundance.  In subsequent transactions, this newly formed subsidiary used the cash contributed to it by General Electric and additional cash contributions by the Company to purchase the remaining interests in Sundance.

Prior to the Sundance acquisition, the outstanding monetization contracts held by subsidiaries of Rainbow Media Holdings covering the General Electric common stock exchanged in the transaction were terminated, the associated collateralized indebtedness was settled and, accordingly, the General Electric common stock was no longer pledged to support that indebtedness.  The subsidiaries of Rainbow Media Holdings that were parties to these contracts paid the counterparties an aggregate of $368,097 to settle the monetization contracts.  To fund the $368,097 of cash payments required to settle the monetization contracts and to fund the $103,327 net cash acquisition payment, the Company borrowed $210,000 under its Rainbow National Services LLC (“RNS”) bank revolving credit facility and used cash on hand for the remaining amount.

The Company accounted for the acquisition of Sundance under the purchase method of accounting in accordance with SFAS No. 141.  Under the purchase method of accounting, the total purchase price has been allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the purchase price over those fair values was recorded as goodwill.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a purchase price allocation analysis.  As a result of the non-taxable transfer of the General Electric common stock and the settlement of the related monetization contracts in connection with the acquisition, the purchase price and resulting purchase price allocation were reduced by the related net deferred tax effects of $87,729 to $394,652 prior to working capital adjustments and closing costs.  The results of Sundance’s operations have been included in the consolidated financial statements from the date of acquisition and are included in the Company’s Rainbow segment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following table provides the allocation of the purchase price to the assets acquired and liabilities assumed:

	Estimated Useful Life
Cash		$3,056
Accounts receivable		13,371
Prepaid expenses and other assets		28,667
Affiliation agreements and affiliate relationships	4 to 25 years	314,200
Advertiser relationships	5 years	12,700
Trademarks	Indefinite-lived	19,900
Goodwill	Indefinite-lived	29,020
Accounts payable and accrued expenses		(11,299)
Other liabilities		(14,963)
Net assets acquired (1)		$394,652

(1)                   Net of $87,729 of deferred tax effects which were recorded as a result of the expected tax free disposition of the General Electric common stock and the settlement of the related monetization contracts thereon described above.  The deferred tax impact was comprised of (i) the reversal of a deferred tax liability of $136,581on the unrealized tax gain with respect to the investment in General Electric common stock, (ii) an unrecognized tax benefit of $53,132 associated with an uncertain tax position of $53,132 that was primarily related to certain previously recognized deferred tax assets and (iii) $4,280 of deferred tax assets relating to future deductible temporary differences.

4Connections LLC

In October 2008, Optimum Lightpath completed the acquisition of 4Connections LLC for a purchase price of $49,631 which was funded by cash on hand.  This acquisition allows Optimum Lightpath to expand its ability to offer advanced Ethernet-based data and Internet voice products to businesses in the New Jersey region.

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

Contemporaneously with the execution of the agreement relating to the Bay Area Sale and the New England Sale, subsidiaries of the Company and Comcast entered into or extended affiliation agreements relating to (i) the carriage of the Versus and Golf Channel programming services on the Company’s cable television systems and (ii) the carriage of AMC, Fuse, IFC, WE tv, Lifeskool, sportskool, Madison Square Garden Network and MSG Plus on Comcast’s cable television systems.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 3.                RESTRUCTURING CHARGES

In December 2008, as a result of the decision to discontinue funding of the U.S. domestic programming business of VOOM HD Holdings LLC (“VOOM HD”), the Company recorded charges for severance of approximately $5,711 related to the elimination of 128 positions, an impairment charge of $40,974 related to certain contractual programming rights, and other costs of $110.  Management concluded that these programming rights had no future usefulness and could no longer be exploited at VOOM HD or on any other programming subsidiary of the Company.  In addition, the Company currently anticipates that it will recognize an impairment loss of approximately $5,000 associated with off balance sheet programming and other commitments in the first quarter of 2009.

In addition, in December 2008, Newsday recorded restructuring charges of $7,225 which included primarily expenses of approximately $5,181 associated with the elimination of 106 positions, primarily in the operations, editorial, sales and advertising departments of the business and positions at Island Publications which was shutdown in December 2008.  In connection with the shutdown, Newsday also recorded an impairment charge of $1,472 relating to certain intangible assets.  In addition, charges of approximately $572 related to lease and other contract exit costs were recognized.

The following table summarizes the VOOM and Newsday restructuring charges recognized during 2008:

	Employee Severance	Facility Realignment Costs	Contractual Programming Rights	Other Costs	Total
Charges incurred	$10,892	$528	$40,974	$1,626	$54,020
Writedown of assets	—	—	(40,974)	(1,545)	(42,519)
Payments	(15)	(2)	—	—	(17)
Restructuring liability at December 31, 2008*	$10,877	$526	$—	$81	$11,484

*                             Payments are expected to be made within the next twelve months.

During 2008, the Company recorded net severance charges of $143 related to the elimination of positions at certain programming businesses within the Rainbow segment.  Also, during 2008, the Company recorded net restructuring credits aggregating $104 relating to changes to the Company’s previous estimates of severance recorded in connection with the Company’s 2007 plan and $4,176 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001 and 2002 and 2006 facility realignment plans.

In 2007, the Company recorded net restructuring charges aggregating $4,733 which included $2,902 of severance and other costs related to the elimination of approximately 77 positions, at certain programming businesses within the Rainbow segment and $221 of severance and other costs related to the elimination of two positions within the Madison Square Garden segment (which were fully paid in 2008), and $479, $277 and $854 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001, 2002 and 2006 facility realignment plans, respectively.

In 2006, the Company recorded net restructuring credits aggregating $3,484 which consisted of $4,521 and $23 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001 facility realignment plan and 2005 employee severance plan, respectively.  These credits were partially offset by charges of $143 related to the elimination of approximately ten positions at a programming business within the Madison Square Garden segment (which was fully paid as of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

December 31, 2006), charges associated with facility realignment and other related costs of $392 and charges of $525 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2002 facility realignment plan.

At December 31, 2008, aggregate restructuring liabilities of $11,668 and $292 were classified as a current liability and long-term liability, respectively, in the consolidated balance sheets.

NOTE 4.                IMPAIRMENT CHARGES

Goodwill and indefinite-lived intangible assets are tested annually for impairment or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the continuing deterioration of values in the newspaper industry and the greater than anticipated economic downturn and its current and anticipated impact on Newsday’s advertising business, the Company determined that a triggering event had occurred and the Company tested indefinite-lived intangibles, long-lived assets and goodwill for impairment as of December 31, 2008 (the “interim testing date”).

The Company determined the fair value of Newsday based on a combination of the estimated fair market values determined under the income approach and the market approach.  The income approach utilizes a discounted cash flow valuation methodology, which requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows including the cash flows generated from synergies from a market participant’s point of view, and the amount and timing of expected future cash flows, including expected cash flows beyond the Company’s current long-term business planning period.  The market approach measures fair value using market multiples of various financial measures compared to a set of comparable public companies taking into consideration synergies a market participant may generate.  The market approach requires significant judgments determining comparable market multiples.  The estimated fair values of Newsday’s indefinite-lived intangibles, which relate primarily to the trademarks associated with the newspaper mastheads, were based on discounted future cash flows calculated utilizing the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

The Company’s impairment analysis as of December 31, 2008 resulted in pre-tax impairment charges of $59,522, $8,199 and $333,159 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill, respectively, originally recorded by the Company in conjunction with its acquisition of Newsday on July 29, 2008 (see Note 2)  The net $400,880 pre-tax impairment charges are included in depreciation and amortization (including impairments) and the Company recognized an income tax benefit of $164,080, in addition to the allocation of such pre-tax impairment charges to the non-controlling interest owner’s basis in those assets.

As part of its periodic review of expected usefulness of programming rights, the Company recorded an impairment loss of $1,129, $3,160 and $1,640 in 2008, 2007 and 2006, respectively.  See Note 3 for programming impairments recorded in 2008 as a component of restructuring expense in connection with the Company’s decision to discontinue the domestic programming operations of VOOM HD.  Approximately $1,123 of the impairment losses in 2007 represent primarily the write-off of the carrying value of certain program rights of the Company’s Rainbow segment and are included in technical and operating expense.  Approximately $1,129, $2,037 and $1,640 of the impairment losses in 2008, 2007 and 2006, respectively, represent primarily the write-off of the carrying value of certain program rights of the Company’s Madison Square Garden segment and are also included in technical and operating expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

In addition, the Company recorded impairment charges of $16,105, $1,804 and $2,104 in 2008, 2007 and 2006, respectively, included in depreciation and amortization.  The charges in 2008 related primarily to the write-off of deferred carriage fees of $15,034 at VOOM HD after EchoStar ceased the distribution of VOOM in May 2008.  The charges in 2007 related primarily to certain other long-lived assets and goodwill related to certain businesses in the Company’s theater operations and Rainbow segment, and the charges in 2006 related to the Company’s theater operations and PVI Virtual Media business.

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

NOTE 5.                                                 DISCONTINUED OPERATIONS

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast (see Note 2).  In addition, in June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	Year Ended December 31, 2008
	Fox Sports Net Bay Area	Rainbow DBS Distribution Business	Total
Revenues, net	$—	$—	$—
Loss before income taxes	$(5)	$(1,596)	$(1,601)
Income tax benefit	2	653	655
Net loss	$(3)	$(943)	$(946)

	Year Ended December 31, 2007
	Fox Sports Net Bay Area	Rainbow DBS Distribution Business	Total
Revenues, net	$53,892	$—	$53,892
Income before income taxes, including gain on sale of Fox Sports Net Bay Area of $317,995	$326,166	$7,114	$333,280
Income tax expense	(135,098)	(2,947)	(138,045)
Net income, including gain on sale of Fox Sports Net Bay Area of $186,281, net of taxes	$191,068	$4,167	$195,235

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

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

In 2006, the Company accrued $50,898, including interest, reflected as an expense in discontinued operations, as a result of the judgment entered against Cablevision and Rainbow DBS in the Loral contract dispute (see Note 17).  The Company posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2007 and $58,293 was paid to Loral on July 1, 2008.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

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

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2008	2007	Useful Lives
Customer equipment	$1,891,678	$1,671,235	3 to 5 years
Headends and related equipment	771,104	652,933	4 to 15 years
Central office equipment	564,662	514,636	5 to 10 years
Infrastructure	4,945,644	4,755,756	3 to 25 years
Equipment	1,499,148	1,322,674	2 to 15 years
Construction in progress (including materials and supplies)	108,350	65,353
Furniture and fixtures	181,106	174,443	2 to 12 years
Transportation equipment	240,568	240,106	4 to 15 years
Buildings and building improvements	400,341	398,766	3 to 40 years
Leasehold improvements	561,575	547,968	Term of lease
Land	86,823	85,032
	11,250,999	10,428,902
Less accumulated depreciation and amortization	(7,778,359)	(6,956,699)
	$3,472,640	$3,472,203

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2008, 2007 and 2006 amounted to $987,114, $1,035,050 and $1,034,127 (including impairments of $1,071, $1,424 and $1,205 in 2008, 2007 and 2006), respectively.

At December 31, 2008 and 2007, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2008	2007
Equipment	$91,513	$125,931
Less accumulated amortization	(41,550)	(77,549)
	$49,963	$48,382

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 7.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2008 and 2007:

	December 31,		Estimated
	2008	2007	Useful Lives
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$1,056,616	$742,416	4 to 25 years
Broadcast rights and other agreements	45,590	45,590	10 years
	1,102,206	788,006
Accumulated amortization
Affiliation agreements and affiliate relationships	(480,741)	(409,870)
Broadcast rights and other agreements	(40,043)	(38,522)
	(520,784)	(448,392)
Affiliation, broadcast and other agreements, net of accumulated amortization	$581,422	$339,614
Gross carrying amount of other amortizable intangible assets
Season ticket holder relationships	$75,005	$75,005	10 to 15 years
Suite holder contracts and relationships	15,394	21,167	11 years
Advertiser relationships	149,679	103,524	4 to 10 years
Other amortizable intangibles (a)	118,451	57,590	1 to 29 years
	358,529	257,286
Accumulated amortization
Season ticket holder relationships	(20,927)	(15,476)
Suite holder contracts and relationships	(5,246)	(9,136)
Advertiser relationships	(67,787)	(53,745)
Other amortizable intangibles	(33,313)	(24,130)
	(127,273)	(102,487)
Indefinite-lived intangible assets
Sports franchises	96,215	96,215
FCC licenses and other intangibles	6,913	11,936
Trademarks (a)	147,880	53,880
Other amortizable and indefinite-lived intangible assets, net of accumulated amortization	$482,264	$316,830
Affiliation, broadcast and other agreements, net of accumulated amortization	$581,422	$339,614
Other amortizable and indefinite-lived intangible assets, net of accumulated amortization	482,264	316,830
Cable television franchises (indefinite-lived intangible)	731,848	731,848
Goodwill (indefinite-lived intangible)	1,100,333	1,023,480
Total intangible assets, net	$2,895,867	$2,411,772
Aggregate amortization expense
Years ended December 31, 2008 and 2007 (excluding impairment charges of $400,880 and $380, respectively) (b)	$119,815	$83,458

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Estimated amortization expense
Year ending December 31, 2009	$117,864
Year ending December 31, 2010	114,363
Year ending December 31, 2011	113,168
Year ending December 31, 2012	94,923
Year ending December 31, 2013	53,049

(a)                      In addition to the other intangible assets recorded relating to the acquisition of Sundance Channel and the Newsday Transaction (see Note 2), the aggregate increase in the gross carrying amount of other intangible assets and trademarks for the year ended December 31, 2008 also includes a reclassification of $12,217 of acquired assets from property, plant and equipment related to the finalization of certain purchase price allocations.

(b)                   Amortization expense includes the amortization of definite-lived intangible assets set forth above and also includes $15,034 relating to the write-off of the remaining net book value of deferred carriage fees associated with the EchoStar Communications Corporation (“EchoStar”) affiliation agreement deemed impaired as a result of the court decision filed on May 5, 2008 and the formal termination of the carriage agreement by EchoStar on May 13, 2008, as discussed in Note 17 Legal Matters - “EchoStar Contract Dispute”.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Tele-communications		Madison Square Garden	Rainbow	Newsday	Other	Total
Balance as of December 31, 2006	$206,971		$743,073	$60,566	$—	$13,558	$1,024,168
Sale of affiliate interest	—		—	(308)	—	—	(308)
Impairment loss - continuing operations	—		—	(380)	—	—	(380)
Other	—		(581)	581	—	—	—
					—
Balance as of December 31, 2007	206,971		742,492	60,459	—	13,558	1,023,480
Goodwill relating to the acquisition of Sundance	—		—	29,020	—	—	29,020
Goodwill relating to the acquisition of the Company’s 97.2% interest in Newsday	24,109	(a)	—	—	335,603	—	359,712
Goodwill relating to the acquisition of 4Connections LLC	21,010		—	—	—	—	21,010
Other	—		—	270	—	—	270
Impairment loss - continuing operations	—		—	—	(333,159)	—	(333,159)
Balance as of December 31, 2008	$252,090		$742,492	$89,749	$2,444	$13,558	$1,100,333

(a)           Portion of Newsday Transaction related synergies attributable to the Telecommunications Services segment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 8.                DEBT

Bank Debt

The Company’s outstanding bank debt at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
Restricted Group:
Term A-1 loan facility	$900,000	$950,000
Term B loan facility	3,403,750	3,438,750
	4,303,750	4,388,750

Rainbow National Services:
Term A loan facility	475,000	500,000
Revolving loan facility	225,000	—
	700,000	500,000

Newsday LLC:
Term loan facility	650,000	—
Total bank debt	$5,653,750	$4,888,750

Restricted Group

On February 24, 2006, the Restricted Group (comprised primarily of CSC Holdings’ cable television subsidiaries and its commercial data and voice services subsidiary) entered into a $2,400,000 credit facility with a group of banks consisting of three components:  a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $400,000 term A-2 loan facility that has since been refinanced and repaid in full, as described below.  Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses.  On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B loan facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, and fees and expenses.  The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by Cablevision’s Board of Directors.  On April 24, 2006, the approved special dividend was paid (see Note 1).

The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2008, $55,508 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $944,492 of the revolver was undrawn.  The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in March 2013.  The revolver has no required interim repayments, the $1,000,000 term A-1 loan facility requires quarterly repayments of $62,500 in 2009 and 2010 and $100,000 in 2011 and the $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013.  The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined), from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined).  The interest rate on the borrowings under the term B loan facility is the Eurodollar Rate (as defined) plus

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

1.75% or prime rate plus .75%, at the Company’s election.  The weighted average interest rates as of December 31, 2008 on borrowings under the term A-1 loan facility and term B loan facility was 2.195% and 2.945%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage (as defined in the term A-1 loan facility) of 5.00 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage (as defined in the term A-1 loan facility) of 3.25 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, a minimum ratio for cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit the Company’s ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility, the Company is limited in its ability to incur additional indebtedness based on a maximum total leverage ratio (as defined in the term B loan facility) of 5.50 times cash flow through December 31, 2009 with a subsequent step-down to 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio (as defined in the term B loan facility) of 4.50 times cash flow.

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

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2008.

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

Rainbow National Services

On July 5, 2006, RNS, an indirect wholly-owned subsidiary of CSC Holdings entered into a replacement bank facility (the “RNS Credit Facility”) providing for an $800,000 senior secured facility which consists

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

of a $500,000 term A loan facility and a $300,000 revolving credit facility which was used primarily to refinance its then existing credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the RNS Credit Facility with terms and conditions that are no more restrictive than those of the RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility other than the $280,000 incremental revolver supplement (“Incremental Revolver”) entered into on June 3, 2008.

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

Borrowings under the RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the RNS Credit Facility)), or the Eurodollar Rate (as defined in the RNS Credit Facility).  The interest rate under the RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  At December 31, 2008, the weighted average interest rates on the term A loan facility and amounts drawn under the revolving credit facility were 2.195% and 2.003%, respectively.  RNS had $75,000 in undrawn revolver commitments at December 31, 2008.

The borrowings under the RNS Credit Facility may be repaid without penalty at any time.  The term A loan is to be repaid in quarterly installments of $6,250 in 2009 and 2010, $12,500 in 2011 and 2012, and $162,500 beginning on March 31, 2013 through its maturity date in June 2013.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

As defined in the RNS Credit Facility, the financial covenants consist of (i) a minimum ratio of operating cash flow to total interest expense for each quarter of 1.75 to 1, (ii) a maximum cash flow ratio of total indebtedness to operating cash flow of 6.25 to 1, and (iii) a maximum senior secured leverage ratio of senior secured debt to operating cash flow of 5.50 to 1.  Additional covenants include restrictions on indebtedness, guarantees, liens, investments, dividends and distributions and transactions with affiliates.

RNS was in compliance with all of its financial covenants under its credit agreement as of December 31, 2008.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

RNS Incremental Revolver Facility

On June 3, 2008, RNS entered into an Incremental Revolver whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit Facility.  RNS is obligated to pay fees of 0.375% per annum on any undrawn portion of the Incremental Revolver commitment balance.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at December 31, 2008.

In connection with the Incremental Revolver, RNS incurred deferred financing costs of $2,941, which are being amortized to interest expense over the four year term of the revolver.

Newsday LLC

Newsday LLC’s new senior secured credit facility is comprised of two components: a $525,000 9.75% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The interest rate on the floating rate term loan facility is the Eurodollar Rate (as defined) plus 5.50%.  The rate for borrowings under the floating rate term loan facility was approximately 9.008% as of December 31, 2008.  Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes held by Newsday Holdings LLC.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The principal financial covenant for the senior secured credit facility is an interest coverage ratio of 1.1 to 1.0.  The senior secured credit facility also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC Holdings under the Newsday LLC senior secured credit facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Tribune Company has agreed to indemnify CSC Holdings with respect to any payments that CSC Holdings makes under its guarantee of the Newsday LLC senior secured credit facility.  Newsday LLC will generally be prohibited from using the proceeds received from any repayment of the Cablevision senior notes contributed to Newsday Holdings LLC by CSC Holdings to acquire non-publicly traded notes or debt instruments of Cablevision or CSC Holdings, and Newsday LLC will be required under its senior secured credit facility to maintain cash or cash equivalents or publicly traded notes or debt instruments of Cablevision or CSC Holdings with an aggregate principal amount that exceeds the then-outstanding borrowings by Newsday LLC under its senior secured credit facility.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of December 31, 2008.

In connection with the new credit facility, the Company incurred deferred financing costs of $23,971, which are being amortized to interest expense over the five year term of the credit facility.

Senior Notes and Debentures

The following table summarizes the Company’s senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Face	December 31,
Issuer	Issued	Date	Rate	Amount	2008	2007

CSC Holdings (a)	December 1997	December 2007	7.875%	$500,000	$—	$—
CSC Holdings (g)	July 1998	July 2008	7.25%	500,000	—	500,000
CSC Holdings (b) (h)	July 1999	July 2009	8.125%	500,000	499,883	499,650
CSC Holdings (b) (h)	August 1997	August 2009	8.125%	400,000	399,917	399,793
CSC Holdings (b)	March 2001	April 2011	7.625%	1,000,000	999,278	998,957
CSC Holdings (c) (d)	April 2004	April 2012	6.75%	500,000	500,000	500,000
RNS (e)	August 2004	September 2012	8.75%	300,000	299,014	298,745
CSC Holdings (c) (f)	June 2008	June 2015	8.50%	500,000	500,000	—
CSC Holdings (b)	February 1998	February 2018	7.875%	300,000	298,436	298,264
CSC Holdings (b)	July 1998	July 2018	7.625%	500,000	499,764	499,739
					3,996,292	3,995,148
Cablevision (b) (h)	April 2004	April 2009	Floating	500,000	500,000	500,000
Cablevision (c)	April 2004	April 2012	8.00%	1,000,000	1,000,000	1,000,000
					$5,496,292	$5,495,148

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

(d)                     During 2007 these notes were exchanged for registered notes as required by the purchase agreement under which the notes were sold and consequently, the interest rate decreased from 7.25% to 6.75%.

(e)                      The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.375% of face value through August 31, 2009, 102.188% of face value on or after September 1, 2009, and 100% of face value on or after September 1, 2010.

(f)                       The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.250% of face value at any time on or after June 15, 2012, 102.125% on or after June 15, 2013, and 100% on or after June 15, 2014.  The proceeds of these notes were used to repay the CSC Holdings $500,000 face amount of 7-1/4% senior notes which matured in July 2008.

(g)                      These notes were redeemed with the proceeds from the senior notes issued in June 2008 (see (f) above).

(h)                     In January and February 2009, CSC Holdings issued $844,000 face amount of 8-1/2% and $526,000 face amount of 8-5/8% senior notes, respectively.  The aggregate proceeds of $1,250,920, before underwriting discounts and related expenses, will be used to repay or repurchase these notes (see Note 22.)  Accordingly $1,250,920 of these senior notes has been classified as long-term debt.

In connection with the issuance of the $500,000 face amount of 8-1/2% senior notes due June 15, 2015, CSC Holdings incurred deferred financing costs of $8,946, which are being amortized to interest expense over the seven year term of the notes.

On July 29, 2008, in connection with the Newsday Transaction, Cablevision contributed approximately $682,000 aggregate face value of newly issued 8% senior notes due 2012 (with a fair value of approximately

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

$650,000 at date of contribution) to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC (see Note 2).  These notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity statement of CSC Holdings.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Senior Subordinated Notes and Debentures

In August 2004, RNS issued $500,000 face amount of 10-3/8% senior subordinated notes due September 1, 2014.  These senior subordinated notes were discounted $3,915, upon original issuance.  These notes are guaranteed by substantially all of the subsidiaries of RNS.  RNS may redeem the senior subordinated notes, in whole or in part, at a redemption price equal to 105.188% of face value on or after September 1, 2009, 103.458% on or after September 1, 2010, 101.729% on or after September 1, 2011, and 100% on or after September 1, 2012.  The notes are redeemable at the redemption price plus accrued and unpaid interest through the redemption date.

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member, RPH, an indirect wholly-owned subsidiary of Rainbow Media Holdings, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its senior subordinated notes due 2014, representing 35% of the outstanding notes, at the redemption price of 110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium and wrote-off the related unamortized deferred financing costs of $2,919.  The carrying value of these notes at December 31, 2008 and 2007 was $323,564 and $323,311, respectively.

In June 2006, the Company redeemed its CSC Holdings 10-1/2% senior subordinated debentures due May 2016 at a redemption price of 105.25%.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $13,125, representing the redemption premiums paid and wrote-off the remaining deferred financing costs of $3,412.

The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Summary of Five Year Debt Maturities

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2008, including collateralized indebtedness (see Note 9) and capital leases (including interest), during the five years subsequent to December 31, 2008, are as follows:

Years Ending December 31,	CSC Holdings	Cablevision
2009 (b)	$1,465,428	$1,965,428
2010	490,818	490,818
2011	1,537,287	1,537,287
2012	3,556,658	4,556,658	(a)
2013	1,802,866	1,802,866

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

(a)                     Excludes the senior notes contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC that would be payable by Cablevision to Newsday Holdings LLC in 2012.

(b)                     In January and February 2009, CSC Holdings issued $844,000 face amount of 8-1/2% and $526,000 face amount of 8-5/8% senior notes, respectively.  The aggregate proceeds of $1,250,920, before underwriting discounts and related expenses, will be used to repay or repurchase $500,000 of Cablevision senior notes and $750,920 of CSC Holdings senior notes due in 2009.  Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of December 31, 2008 reflect the reclassification of $1,250,920 and $750,920, respectively, of senior notes due in 2009 from a current liability to a long-term liability.

NOTE 9.               COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  The Company does not enter into interest rate swap contracts for speculative or trading purposes and it has only entered into transactions with counterparties that are rated investment grade.  The Company monitors the financial institutions that are counterparties to its interest rate swap contracts and it diversifies its swap contracts among various counterparties to mitigate exposure to any single financial institution.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below.  These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract’s inception.  As of December 31, 2008 and 2007, the total notional value of such contracts was $48,620 and $105,061, respectively, and the fair values of such contracts aggregated $630 and $5,009, a net liability position, respectively.  These agreements have not been designated as hedges for accounting purposes.

In March 2008, CSC Holdings entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt.  In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of these transactions, the interest rate paid on approximately 87% of the Company’s debt (excluding capital leases and collateralized indebtedness) as of December 31, 2008 is effectively fixed (51% being fixed rate obligations and 36% is effectively fixed through utilization of these interest rate swap contracts).  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2008:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Borrower	Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2008*
CSC Holdings	March 2010	$1,100,000	3.65%	2.16%
CSC Holdings	June 2012	$2,600,000	4.86%	2.16%
RNS	November 2009	$450,000	1.84%	1.20%

*                               Represents the floating rate received by the Company under its interest rate swap agreements at December 31, 2008 and does not represent the rates to be received by the Company on future payments.

As of December 31, 2008 and 2007, the interest rate swap contracts noted above had a fair value and carrying value of $265,937 and $108,141, a net liability position, respectively, as reflected under derivative contracts in the Company’s consolidated balance sheets.

The net unrealized losses resulting from changes in the fair value of the Company’s swap agreements and the net realized losses as a result of net cash interest expense for the years ended December 31, 2008, 2007 and 2006 aggregating $(205,683), $(76,568) and $(39,360), respectively, are reflected in loss on interest rate swap contracts, net in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings.  The Company had monetized all of its stock holdings in Charter Communications, Inc., Comcast Corporation, GE and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast, Charter Communications, GE or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the net fair values of the equity derivatives of $113,737 and $51,162, at December 31, 2008 and 2007, respectively, have been reflected in the accompanying consolidated balance sheets as an asset and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $118,219, $214,712 and $(214,352), for the years ended December 31, 2008, 2007 and 2006, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

All of the Company’s monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The Company monitors the financial institutions that are counterparties to its equity derivative contracts and it diversifies its equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.  All of the counterparties to such transactions currently carry investment grade credit ratings.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded a gain (loss) on investments of $(132,849), $(213,754) and $284,096 respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

At December 31, 2008, the Company has principal collateralized indebtedness obligations of $234,264 relating to shares of Comcast common stock that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2008, the Company did not have an early termination shortfall relating to any of these contracts.

2008 Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the year ended December 31, 2008.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	10,738,809
Collateralized indebtedness settled	$(222,624)
Derivative contracts settled	11,587
(211,037)
New monetization contract borrowings	214,474
Net cash receipt	$3,437

In connection with the acquisition of Sundance in June 2008, the Company terminated the monetization contracts relating to the 12,742,033 shares of common stock of General Electric owned by the Company by settling the related collateralized indebtedness and equity derivative contracts which resulted in the Company making a net cash payment to the counterparties aggregating $368,097.  The Company recognized a $66,447 gain on the General Electric equity derivative contracts.  In connection with the termination, the Company recognized a loss of $2,424, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on extinguishment of debt in the accompanying consolidated statement of operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to General Electric shares settled.

Number of shares	12,742,033
Collateralized indebtedness settled	$(412,154)
Derivative contracts settled	44,057
Net cash payment	$(368,097)

2007 Settlements of Collateralized Indebtedness

The following table summarizes the settlements of the Company’s collateralized indebtedness for the year ended December 31, 2007.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications and Leapfrog common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.

	Charter	Leapfrog	Total
Number of shares	3,724,460	800,000
Collateralized indebtedness settled	$(83,231)	$(19,238)	$(102,469)
Prepaid forward contracts	70,903	10,638	81,541
Fair value of underlying securities delivered	12,328	8,600	20,928
Net cash payment	$—	$—	$—

2006 Settlements of Collateralized Indebtedness

The following table summarizes the settlements of the Company’s collateralized indebtedness for the year ended December 31, 2006.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications and AT&T common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast and General Electric shares were settled by delivering the cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

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

NOTE 10.             FAIR VALUE MEASUREMENT

As discussed in Note 1, the Company adopted Statement No. 157 on January 1, 2008 for certain financial assets and financial liabilities, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value.  The Company’s adoption of Statement No. 157 was limited to certain financial assets and financial liabilities within the scope of Statement No. 157, which primarily relate to the Company’s investment securities and derivative contracts.

The Company determines fair value of investment securities and investment securities pledged as collateral based upon available quoted prices.  The fair value of the Company’s interest rate swap contracts is determined by discounting expected cash flows using market interest rates commensurate with the credit quality and duration of the contracts.  In determining the fair value of the Company’s equity collars related to its equity derivative contracts, it uses a model-derived valuation approach that considers closing exchange market price quotations, time value and volatility factors underlying the derivative instruments.

The fair value hierarchy, as outlined in Statement No. 157, is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

•                  Level I - Quoted prices for identical instruments in active markets.

•                  Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•                  Level III - Instruments whose significant value drivers are unobservable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2008:

	Level I	Level II	Level III	Total
Assets:
Cash equivalents	$—	$299,337	$—	$299,337
Investment securities	6,804	—	—	6,804
Investment securities pledged as collateral	362,542	—	—	362,542
Derivative contracts	—	113,737	—	113,737
Liabilities:
Liabilities under derivatives contracts	—	266,567	—	266,567

The Company’s investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices from a listed exchange.

The Company’s cash equivalents are classified within Level II of the fair value hierarchy because they are valued primarily on inputs that can be observed with market price information and other relevant information from third-party pricing services.

The Company’s derivative contracts and liabilities under derivative contracts are valued using market-based inputs to valuation models.  These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.  When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations.  Such adjustments are generally based on available market evidence.  Since model inputs can generally be verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.

As a result of the Company’s adoption of Statement No. 157, the Company began to consider the impact of credit risk when measuring the fair value of its derivative asset and/or liability positions, as applicable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 11.             INCOME TAXES

Cablevision

Cablevision files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to Cablevision’s continuing operations consists of the following components:

	Years Ended December 31,
	2008	2007	2006
Current expense:
Federal	$6,124	$10,315	$—
State and other	11,145	3,957	9,546
	17,269	14,272	9,546
Deferred expense (benefit):
Federal	(117,567)	25,097	(84,347)
State	11,374	27,479	(65,661)
	(106,193)	52,576	(150,008)
Tax expense relating to uncertain tax positions, including accrued interest	6,236	12,333	—
Income tax expense (benefit)	$(82,688)	$79,181	$(140,462)

The income tax expense attributable to the Company’s discontinued operations was classified as deferred income tax expense for all periods presented (see Note 5).

The income tax expense (benefit) attributable to Cablevision’s continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2008	2007	2006

Federal tax expense (benefit) at statutory federal rate	$(108,261)	$35,996	$(98,873)
State income taxes, net of federal benefit	15,757	7,120	(25,230)
Changes in the valuation allowance	6,602	(536)	(10,404)
Change in the state rate used to determine deferred taxes, net of federal benefit	(8,670)	10,831	1,706
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	2,694	8,849	—
Reduction of a tax contingency liability	—	—	(16,356)
Favorable settlement of an issue with a taxing authority	—	—	(5,013)
Non-deductible officers’ compensation	5,934	9,355	4,443
Other non-deductible expenses	2,640	6,285	6,768
Other	616	1,281	2,497
Income tax expense (benefit)	$(82,688)	$79,181	$(140,462)

Deferred state income tax expense reflects an increase in the valuation allowance relating to certain state net operating loss carry forwards (“NOLs”) and the reduction in deferred tax assets for state NOLs to reflect revised apportionment percentages.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

For Cablevision, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$260,970	$231,806
Compensation and benefit plans	36,963	21,516
Allowance for doubtful accounts	5,178	3,285
Restructuring liabilities	403	943
Other liabilities	24,296	42,554
Deferred tax asset	327,810	300,104
Valuation allowance	(9,955)	(6,928)
Net deferred tax asset, current	317,855	293,176
Investments	(32,550)	(60,192)
Deferred tax liability, current	(32,550)	(60,192)
Net deferred tax asset, current	285,305	232,984
Noncurrent
NOLs and tax credit carry forwards	549,194	729,519
Compensation and benefit plans	120,531	109,819
Investments	1,589	—
Other	17,291	22,771
Deferred tax asset	688,605	862,109
Valuation allowance	(20,592)	(19,902)
Net deferred tax asset, noncurrent	668,013	842,207
Fixed assets and intangibles	(397,128)	(435,167)
Investments	—	(118,959)
Partnership investments	(416,542)	(596,827)
Other assets	(15,457)	(17,990)
Deferred tax liability, noncurrent	(829,127)	(1,168,943)
Net deferred tax liability, noncurrent	(161,114)	(326,736)
Total net deferred tax asset (liability)	$124,191	$(93,752)

At December 31, 2008, Cablevision had consolidated federal NOLs of $1,918,809 expiring on various dates through 2026.  Cablevision has recorded a deferred tax asset for such NOLs.

Cablevision’s NOLs expire as follows:

2019	$249,991
2020	86,675
2021	361,172
2022	160,400
2023	334,669
2024	589,985
2026	135,917
Total	$1,918,809

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $6,936, $130,884 and $18,377 in 2008, 2007 and 2006, respectively.  These ‘windfall’ deductions result in excess tax benefits that must be analyzed to determine whether realization has occurred.  As described in Note 15, Cablevision uses the ‘with-and-without’ approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recognized as an increase to paid-in capital.  Given Cablevision’s NOL carry forward position, no income tax benefit has been recognized for such excess tax benefits.  Accordingly, the NOLs for Cablevision disclosed above exclude such windfall tax deductions occurring in 2008, 2007 and 2006.

As of December 31, 2008, Cablevision has $16,532 of federal alternative minimum tax credit carry forwards, which do not expire.

CSC Holdings

CSC Holdings and its 80% or more owned subsidiaries were included in the consolidated federal income tax returns of Cablevision for the years presented herein.  The income tax provision for CSC Holdings is determined on a stand-alone basis as if CSC Holdings filed separate consolidated income tax returns.

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2008	2007	2006
Current expense:
Federal	$9,236	$13,962	$—
State and other	11,145	3,957	9,546
	20,381	17,919	9,546
Deferred expense (benefit):
Federal	(71,249)	62,124	(43,432)
State	21,589	42,253	(53,745)
	(49,660)	104,377	(97,177)
Tax expense relating to uncertain tax positions, including accrued interest	6,236	12,333	—
Income tax expense (benefit)	$(23,043)	$134,629	$(87,631)

The income tax expense attributable to CSC Holdings’ discontinued operations was classified as deferred income tax expense for all periods presented (see Note 5).

In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $10,489, representing the estimated federal income tax liability of CSC Holdings for the year ended December 31, 2008 as determined on a stand-alone basis as if CSC Holdings filed separate federal consolidated income tax returns.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The income tax expense (benefit) attributable to CSC Holdings’ continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2008	2007	2006
Federal tax expense (benefit) at statutory federal rate	$(55,259)	$81,843	$(53,783)
State income taxes, net of federal benefit	22,492	17,200	(17,489)
Changes in the valuation allowance	6,602	(536)	(10,404)
Change in the state rate used to determine deferred taxes, net of federal benefit	(8,762)	10,352	1,706
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	2,694	8,849	—
Reduction of a tax contingency liability	—	—	(16,356)
Favorable settlement of an issue with a taxing authority	—	—	(5,013)
Non-deductible officers’ compensation	5,934	9,355	4,443
Other non-deductible expenses	2,640	6,285	6,768
Other	616	1,281	2,497
Income tax expense (benefit)	$(23,043)	$134,629	$(87,631)

Deferred state income tax expense reflects an increase in the valuation allowance relating to certain state NOLs and the reduction in deferred tax assets for state NOLs to reflect revised apportionment percentages.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

For CSC Holdings, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$342,297	$285,155
Compensation and benefit plans	36,963	21,516
Allowance for doubtful accounts	5,178	3,285
Restructuring liabilities	403	943
Other liabilities	24,296	42,554
Deferred tax asset	409,137	353,453
Valuation allowance	(15,765)	(9,778)
Net deferred tax asset, current	393,372	343,675
Investments	(32,550)	(60,192)
Deferred tax liability, current	(32,550)	(60,192)
Net deferred tax asset, current	360,822	283,483
Noncurrent
NOLs and tax credit carry forwards	218,956	483,787
Compensation and benefit plans	120,531	109,819
Investments	1,589	—
Other	17,291	22,771
Deferred tax asset	358,367	616,377
Valuation allowance	(14,782)	(17,052)
Net deferred tax asset, noncurrent	343,585	599,325
Fixed assets and intangibles	(397,128)	(435,167)
Investments	-	(118,959)
Partnership investments	(416,542)	(596,827)
Other assets	(15,457)	(17,985)
Deferred tax liability, noncurrent	(829,127)	(1,168,938)
Net deferred tax liability, noncurrent	(485,542)	(569,613)
Total net deferred tax liability	$(124,720)	$(286,130)

At December 31, 2008, on a stand-alone basis CSC Holdings had consolidated federal NOLs of $1,294,132, expiring on various dates through 2026.  CSC Holdings has recorded a deferred tax asset for such NOLs.

CSC Holdings’ NOLs expire as follows:

2021	$233,600
2022	160,400
2023	330,879
2024	505,993
2026	63,260
Total	$1,294,132

The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $2,403, $79,548 and $11,866 in 2008, 2007 and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

2006, respectively.  These ‘windfall’ deductions result in excess tax benefits that must be analyzed to determine whether realization has occurred.  CSC Holdings uses the ‘with-and-without’ approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recognized as an increase to paid-in capital.  Given CSC Holdings’ NOL position, no income tax benefit has been recognized for such excess tax benefits.  Accordingly, the NOLs for CSC Holdings disclosed above exclude such windfall tax deductions occurring in 2008, 2007 and 2006.

As of December 31, 2008, on a stand-alone basis CSC Holdings has $23,298 of alternative minimum tax credit carry forwards, which do not expire.

The Company

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2007	$6,722
Increases related to prior year tax positions	4,220
Decreases related to prior year tax positions	(155)
Increases related to current year tax positions	54,582
Settlements	(88)
Lapse of statute of limitations	(55)
Balance at December 31, 2008	$65,226

As of December 31, 2008, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company’s tax returns, the Company’s income tax expense attributable to continuing operations would decrease by $60,911.

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy.  Interest expense of $771 and the associated deferred tax benefit of $319 have been recognized during the year ended December 31, 2008 and are included in income tax expense attributable to continuing operations in the consolidated statement of operations.  At December 31, 2008, accrued interest on uncertain tax positions was $1,303 and was included in other noncurrent liabilities in the consolidated balance sheet.

Management does not believe that it is reasonably possible that the total amount of the gross liability for uncertain tax positions existing as of December 31, 2008 will significantly increase or decrease within twelve months of December 31, 2008.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2003.  The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey and Connecticut and the city of New York.  The IRS is currently auditing the Company’s consolidated federal income tax returns for years 2004 and 2005.  The State of New York is auditing income tax returns for years 2003 through 2005.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.

NOTE 12.             OPERATING LEASES

The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $106,364, $92,522 and $81,642, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company’s pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2008, 2007 and 2006 amounted to $15,000, $14,467 and $13,777, respectively.

Madison Square Garden operates Radio City Music Hall under a long-term lease.  Under the terms of the lease agreement, Madison Square Garden is required to meet certain net worth and building utilization requirements.  In the event Madison Square Garden were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

The minimum future annual payments for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2009 through December 31, 2013, at rates now in force are as follows:

2009	$114,148
2010	113,774
2011	109,051
2012	102,888
2013	99,151
Thereafter	491,017

NOTE 13.             AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

The Company’s ownership percentages and share of the net income (loss) of equity method investees for the years ended December 31, 2008, 2007 and 2006 are as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	Ownership Percentages		Equity in Net Income of Affiliates
	At December 31,		Years Ended December 31,
	2008	2007	2008	2007	2006

Fox Sports Net New England (a)	—	—	$—	$4,467	$6,698
Other	22.2%	22.2%	—	(90)	—
			$—	$4,377	$6,698

(a)                     See Note 2 for a discussion regarding the sale of the Company’s ownership interest in Fox Sports Net New England in June 2007.

The Company had provided certain transmission and production services to Fox Sports Net New England prior to the sale of the Company’s interest in 2007.  For the years ended December 31, 2007 and 2006, $741 and $1,358, respectively, of revenues were earned from services provided to Fox Sports New England.  Costs incurred by the Company for programming, entertainment and advertising services provided by Fox Sports New England and included in operating expenses for the years ended December 31, 2007 and 2006 amounted to $325 and $342, respectively.

Other Affiliates and Related Parties

During 2008, 2007 and 2006, the Company provided services to or incurred costs on behalf of other affiliates, including from time to time, members of the Dolan family or to entities owned by members of the Dolan family.  All costs incurred on behalf of these affiliates are reimbursed to the Company.  Aggregate amounts due from and due to these affiliates at December 31, 2008 and 2007 are summarized below:

Company

	December 31,
	2008	2007

Advances to affiliates	$187	$25
Accounts payable to affiliates	15	253

CSC Holdings

	December 31,
	2008	2007

Advances to affiliates (principally Cablevision)	$516,219	$361,770
Accounts payable to affiliates	15	253

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 14.             BENEFIT PLANS

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the “Cablevision Qualified and Non-qualified Defined Benefit Plans”)

The Company sponsors a non-contributory qualified defined benefit cash balance retirement plan (the “Pension Plan”) for the benefit of non-union employees other than those of the theater business.  Under the Pension Plan, the Company credits a certain percentage of eligible base pay into an account established for each participant which is credited with a market based rate of return monthly.

The Company also maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan (“Excess Cash Balance Plan”) covering certain employees of the Company who participate in the Pension Plan, as well as an additional unfunded non-contributory non-qualified defined benefit plan for the benefit of certain officers and employees of the Company which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant’s average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

Madison Square Garden Retirement Plans (collectively, the “Madison Square Garden Qualified and Non-qualified Defined Benefit Plans”)

Madison Square Garden sponsors a non-contributory qualified defined benefit pension plan (“MSG Plan”) covering certain of its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation.

Madison Square Garden also maintains an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees of Madison Square Garden who participate in the underlying qualified plan (“MSG Excess Plan”).  This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s compensation as defined by the plan.

As of December 31, 2007, both the MSG Plan and the MSG Excess Plan were amended to “freeze” all benefits earned through December 31, 2007 and eliminated the ability of participants to earn benefits for future service under these plans.  Effective January 1, 2008, the Pension Plan and the Excess Cash Balance Plan were amended to permit affected MSG Plan participants to earn benefits under these plans.  The Pension Plan and Excess Cash Balance Plan will provide incremental, but reduced benefits to affected participants for future services, from what they would have received under the MSG Plan and the MSG Excess Plan. Accordingly, the Company has accounted for this transaction as a negative plan amendment which reduced the liability relating to these plans by $18,803 with the offset to accumulated other comprehensive income.  This amount will be amortized into income as a reduction of future periodic pension expense over the estimated remaining work lives of affected participants.

In addition, Madison Square Garden sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“MSG Union Plans”).  Benefits payable to retirees under these plans are based upon years of service and, for one plan, participants’ compensation, and are funded through trusts established under the plans.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Other Postretirement Benefit Plan

Madison Square Garden sponsors a contributory welfare plan (“Madison Square Garden Postretirement Benefit Plan”) which provides certain postretirement health care benefits to certain of its employees hired prior to January 1, 2001 and their dependents.

Defined Contribution Benefit Plans

The Company also maintains the Cablevision 401(k) savings plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  The Company also has four additional 401(k) plans covering various union employees, as well as employees of certain businesses.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the respective plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan for which the Company provides a matching contribution similar to the Cablevision 401(k) Savings Plan.  The cost associated with these plans was $21,040, $18,155 and $16,850 for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition, Newsday made matching contributions for a portion of its employees voluntary contributions aggregating $539 to a Tribune sponsored 401(k) plan for the period from July 30, 2008 through December 31, 2008.

Multi-employer Plans

Madison Square Garden also contributes to various multiemployer pension plans.  Contributions made to these multiemployer plans for the years ended December 31, 2008, 2007 and 2006 amounted to $7,717, $6,323 and $6,966, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company’s consolidated balance sheets for all of the Company’s qualified and non-qualified defined benefit pension and other postretirement benefit plans at December 31, 2008 and 2007:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2008	2007	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$213,590	$177,656	$79,801	$99,809	$6,246	$6,907
Service cost	35,773	31,615	334	4,805	251	367
Interest cost	11,876	10,045	4,836	5,919	331	380
Acquisitions	1,471	—	—	—	—	—
Amendments	—	207	—	(18,803)	—	—
Actuarial loss (gain)	(4,387)	2,911	10,456	(10,241)	(344)	(1,170)
Benefits paid	(9,705)	(8,844)	(2,033)	(1,688)	(274)	(238)
Benefit obligation at end of year	248,618	213,590	93,394	79,801	6,210	6,246

Change in plan assets:
Fair value of plan assets at beginning of year	175,374	146,220	68,913	54,544	—	—
Actual return on plan assets, net	(44,083)	9,551	4,127	3,841	—	—
Employer contributions	31,323	28,447	529	12,216	—	—
Benefits paid	(9,705)	(8,844)	(2,033)	(1,688)	—	—
Fair value of plan assets at end of year	152,909	175,374	71,536	68,913	—	—

Funded status at end of year	$(95,709)	$(38,216)	$(21,858)	$(10,888)	$(6,210)	$(6,246)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2008 and 2007 are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2008	2007	2008	2007	2008	2007
Actuarial loss (gain)	$51,972	$5,114	$10,839	$(9,513)	$(344)	$(1,170)
Prior service cost (credit)	—	207	—	(18,803)	—	—
Recognized actuarial gain (loss)	—	—	(154)	(111)	67	10
Recognized prior service (cost) credit	(26)	—	1,620	(25)	132	133
Recognized transition asset (obligation)	—	—	2	3	—	—
Total recognized in other comprehensive loss (income)	$51,946	$5,321	$12,307	$(28,449)	$(145)	$(1,027)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Pre-tax amounts recognized in accumulated other comprehensive loss (income) at December 31, 2008 and 2007 are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2008	2007	2008	2007	2008	2007
Actuarial loss (gain)	$64,783	$12,811	$13,868	$3,183	$(856)	$(579)
Prior service cost (credit)	181	207	(16,949)	(18,569)	(918)	(1,050)
Transition asset	—	—	—	(2)	—	—
Total recognized in other comprehensive loss (income)	$64,964	$13,018	$(3,081)	$(15,388)	$(1,774)	$(1,629)

The accumulated benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans and Madison Square Garden Qualified and Non-qualified Defined Benefit Plans aggregated $341,055 and $292,562 at December 31, 2008 and 2007, respectively.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year relating to the defined benefit and other postretirement benefit plans are as follows:

Prior service credit recognition	$(1,726)
Actuarial loss	5,422
Total	$3,696

The Company’s net funded status relating to its defined benefit and other postretirement benefit plans at December 31, 2008 is as follows:

Cablevision Qualified and Non-qualified Defined Benefit Plans	$(95,709)
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	(21,858)
Madison Square Garden Postretirement Benefit Plan	(6,210)
(123,777)
Less: Current portion	2,357
Long-term defined benefit plan and other postretirement plan obligations	$(121,420)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Components of the net periodic benefit cost (credit), recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the years ended December 31, 2008, 2007 and 2006, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Postretirement Benefit Plan
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$35,773	$31,615	$29,378	$334	$4,805	$4,988	$251	$367	$399
Acquisition - Service cost	1,471	—	—	—	—	—	—	—	—
Interest cost	11,876	10,045	8,212	4,836	5,919	5,441	331	380	361
Expected return on plan assets, net	(12,233)	(11,745)	(9,882)	(4,509)	(4,569)	(3,686)	—	—	—
Recognized prior service cost (credit)	26	—	11	(1,620)	25	25	(132)	(133)	(133)
Recognized actuarial loss (gain)	—	—	—	154	111	627	(67)	(10)	(4)
Recognized transition asset	—	—	—	(2)	(3)	(3)	—	—	—
Net periodic benefit cost (credit)	$36,913	$29,915	$27,719	$(807)	$6,288	$7,392	$383	$604	$623

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Cablevision Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2008	2007	2006	2008	2007

Discount rate	5.75%	5.80%	5.80%	5.58%	5.75%
Rate of increase in future compensation levels	4.50%	4.40%	4.15%	4.50%	4.50%
Expected rate of return on plan assets (qualified plans only)	7.91%	8.00%	8.00%	N/A	N/A

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2008	2007	2006	2008	2007

Discount rate	6.15%	6.14%	5.75%	5.81%	6.15%
Rate of increase in future compensation levels	3.00%	4.39%	4.00%	3.00%	3.00%
Expected rate of return on plan assets (qualified plans only)	7.41%	8.00%	8.00%	N/A	N/A

In 2008, 2007 and 2006, the discount rate used by the Company was determined (based on the expected duration of the benefit payments for the pension plan) by referring to applicable bond yields (such as Moody’s Aaa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Madison Square Garden Postretirement Benefit Plan are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2008	2007	2006	2008	2007

Discount rate	6.05%	6.05%	5.75%	5.80%	6.05%
Healthcare cost trend rate assumed for next year	10.00%	9.00%	9.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013	2012	2014	2014

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Madison Square Garden Postretirement Benefit Plan.  A one-percentage point change in the assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Net Periodic Benefit Cost for the Years Ended December 31,			Increase (Decrease) in Benefit Obligations at December 31,
	2008	2007	2006	2008	2007
One percentage point increase	$80	$121	$129	$742	$772
One percentage point decrease	$(71)	$(101)	$(107)	$(642)	$(663)

Plan Assets and Investment Policy

The weighted average asset allocation of Cablevision’s Retirement Plan at December 31, 2008 and 2007 was as follows:

	Plan Assets at December 31,
	2008	2007
Asset Category:

Equity securities	0%	64%
Fixed income securities	45	28
Cash equivalents	55	8
	100%	100%

The weighted average asset allocation of the MSG Plan and MSG Union Plans at December 31, 2008 and 2007 was as follows:

	Plan Assets at December 31,
	2008	2007
Asset Category:

Equity securities	0%	64%
Fixed income securities	75	28
Cash equivalents	25	8
	100%	100%

On January 1, 2007, the Pension, MSG Plan, and MSG Union Plans’ assets were pooled together into the Cablevision Retirement Plan Master Trust (“Master Trust”).  Although assets of these plans are commingled in the Master Trust, the trustee maintained supporting records for the purpose of allocating the net gain or loss of the investment account to these plans.  The net investment income or loss of the investment assets was allocated by the trustee to the Pension, MSG Plan, and MSG Union Plans based on the relationship of the interest of each plan to the total of the interests of the plans in the Master Trust.

On July 1, 2008, the Company changed the trustee for the Master Trust, whereby the trustee maintains the assets of the Pension Plan (“Pension Plan Trust”) separately from the MSG Plan, and MSG Union Plans (“MSG Pension Plan Trust”). All investment gains and losses that prior to July 1, 2008 were allocated between the Pension, MSG Plan, and MSG Union Plans based on their interest in the total assets of the Master Trust, are now accounted for by the trustee based on investment gains and losses on the assets held in the Pension Plan Trust and MSG Pension Plan Trust.  Investment gains and losses for the MSG Plan and MSG Union Plans are allocated by the trustee based on the relationship of the interest of each of these plans to the total of the interest of these plans in the MSG Pension Plan Trust.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

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

In November 2008, the Master Trust’s investment objectives were amended to reflect an overall lower risk tolerance to stock market volatility.  The amended investment objectives modified the asset allocations so that any equity investments held by the Master Trust would be reinvested in cash, cash equivalent investments and/or other appropriate fixed income investments.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to Cablevision’s Qualified and Non-qualified Defined Benefit Plans:

2009	$24,860
2010	32,718
2011	41,955
2012	35,362
2013	37,070
2014-2018	203,158

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans:

2009	$2,548
2010	2,716
2011	2,828
2012	2,937
2013	3,101
2014-2018	20,203

Of the amounts expected to be paid in 2009, the Company has recorded $2,357 as a current liability in its consolidated balance sheets at December 31, 2008, since this amount represents the aggregate benefit payment obligation payable in the next twelve months that exceeds the fair value of aggregate plan assets at December 31, 2008.

The Company makes contributions to the Pension Plan, the MSG Plan and MSG Union Plans, which are all qualified defined benefit plans.  The Company currently expects to contribute approximately $54,600 to the Pension Plan and has contributed $210 to the MSG Union Plans in 2009.

NOTE 15.              EQUITY AND LONG-TERM INCENTIVE PLANS

Cablevision’s Equity Plans

In April 2006, Cablevision’s Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, which was approved by Cablevision’s stockholders at its annual stockholders meeting on May 18, 2006.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Under the 2006 Employee Stock Plan, Cablevision is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards.   Cablevision may grant awards for up to 23,000,000 shares of Class A common stock (subject to certain adjustments).  Options and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, will be determined by the compensation committee of the Board of Directors and may be based upon performance criteria.

Under the 2006 Stock Plan for Non-Employee Directors, Cablevision is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  Cablevision may grant awards for up to 1,000,000 shares of Class A common stock (subject to certain adjustments).  Options under this plan must be granted with an exercise price of not less than the fair market value of a share of Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of Cablevision’s stockholders, each non-employee director will receive restricted stock units with a fair market value of $40,000 and a grant of 4,000 options on such date.  In 2008 and 2007, Cablevision granted its non-employee directors an aggregate of 42,320 and 36,900 restricted stock units, respectively, which also vested on the date of grant.

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

Options and stock appreciation rights have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options were typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria.  Performance based options expire 10 years from the date of grant (or up to one additional year in the case of the death of the holder).  Options and restricted stock units issued to non-employee directors have been fully vested on the date of grant.  Cablevision has 809,000 performance based options and 775,401 stock appreciation rights outstanding at December 31, 2008.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

As a result of the special dividend and quarterly dividends (the “Dividends”) (see Note 1), options or stock appreciation rights issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Stock Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the amount of the special dividend.  The per share exercise price of options or stock appreciation rights that were vested on or prior to December 31, 2004 were not adjusted and the holder will receive the Dividends amount upon exercise of the option or right.  Holders of restricted shares outstanding on the respective dividend payment dates will receive the applicable special dividend and the quarterly dividends when and if the restrictions lapse on such shares.  Holders of non-employee director restricted stock units received $10.00 per share underlying such units on the date the special dividend was paid and $0.10 per share on the dates the quarterly dividends were paid.

Options and performance based option compensation expense is based on awards that are ultimately expected to vest, share-based compensation (which includes options, performance options, restricted stock, restricted stock units and stock appreciation rights) for the years ended December 31, 2008, 2007 and 2006 has been reduced for estimated forfeitures.  Forfeitures were estimated based on historical experience.  Share-based compensation expense recognized as selling, general and administrative expense for the years ended December 31, 2008, 2007 and 2006 amounted to $50,900, $52,039 and $80,587 (of which $57,186, $53,077 and $63,675 related to equity classified awards), respectively.  An income tax benefit of $16,504, $17,407 and $28,618 was recognized in continuing operations resulting from this share-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.  In connection with the adoption of SFAS No. 123R, Share-Based Payment, the Company recorded $862 as a cumulative effect of a change in accounting principle, net of taxes, in the Company’s consolidated statement of operations for the year ended December 31, 2006.

The following table presents the share-based compensation expense (income) relating to Cablevision’s stock plans recorded pursuant to Statement No. 123R for 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Stock options	$8,375	$14,464	$25,947
Stock appreciation rights	(6,286)	(1,038)	16,912
Restricted shares	48,811	38,613	37,728
Share based compensation	$50,900	$52,039	$80,587

Cablevision uses the ‘with-and-without’ approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, to determine the recognition and measurement of excess tax benefits.

Cash flows resulting from excess tax benefits are classified as cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards.  No excess tax benefits for the years ended December 31, 2008, 2007 and 2006 were recorded.  Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $6,556, $30,571 and $15,334, respectively.

Valuation Assumptions - Stock Options and Stock Appreciation Rights

Cablevision calculates the fair value of each option award on the date of grant and for each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model.  For unvested share-based awards as of January 1, 2006, granted prior to 2006,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Cablevision’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  In addition, for stock appreciation rights, expected term was also determined based on historical experience of similar awards as of December 31, 2008, 2007 and 2006.  For options granted in 2006, Cablevision’s computation of expected life was based on the simplified method (the average of the vesting period and option term) as prescribed in SAB No. 107, Share Based Payments.  The interest rate for periods within the contractual life of the share-based award is based on interest yields for U.S. Treasury instruments in effect at the time of grant and as of December 31, 2008, 2007 and 2006 for stock appreciation rights.  Cablevision’s computation of expected volatility is based on historical volatility of its common stock.

The following assumptions were used to calculate the fair value of stock appreciation rights outstanding as of December 31, 2008, 2007 and 2006, respectively:

	December 31,
	2008	2007	2006
Range of risk-free interest rates	0.10%-0.94%	3.12%-3.45%	4.74% -5.09%

Weighted average expected life (in years)	1.25	1.48	1.30

Dividend yield	1.77%	0%	0%

Weighted average volatility	36.24%	21.08%	20.61%

The weighted average grant date fair value of rights outstanding at December 31, 2008, 2007 and 2006 was $6.49, $13.36 and $18.66, respectively.

Share-Based Payment Award Activity

The following table summarizes activity for Cablevision’s stock options for the year ended December 31, 2008:

			Weighted	Weighted Average
	Shares Under Option		Average	Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value**
Balance, December 31, 2007*	6,620,000	809,000	$17.65	6.23	$77,595
Exercised	(459,145)	—	$14.32
Forfeited/Expired	(345,116)	—	$20.37

Balance, December 31, 2008*	5,815,739	809,000	$17.75	5.58	$22,390

Options exercisable at December 31, 2008*	5,285,208	809,000	$17.63	5.44	$21,863

Options expected to vest in the future*	530,531	—	$19.10	7.22	$527

*                             As a result of the dividend payments (see Note 1), options issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the amount of the Dividends.  The per share exercise price of options that were vested on or prior to December 31, 2004 was not adjusted and the holders will receive the amount of the Dividends upon exercise.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

**                      The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on December 31, 2008, 2007 and 2006 plus, where applicable, the Dividends.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 4,886,088 options outstanding (which included 4,826,088 exercisable options) that were in-the-money at December 31, 2008.  For the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $5,572, $64,553 and $22,794, respectively, determined as of the date of option exercise, plus the Dividends which each holder of options vested on or prior to December 31, 2004 received upon exercise.  When an option is exercised, Cablevision issues new shares of stock.

The following table summarizes activity for Cablevision’s restricted shares (which includes restricted stock units) for the years ended December 31, 2008:

	Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2007	4,446,289	$24.97
Granted	2,598,090	$25.12
Awards vested	(385,000)	$21.84
Forfeited	(180,214)	$25.32
Unvested award balance, December 31, 2008	6,479,165	$25.21

There were no unvested stock appreciation rights outstanding as of December 31, 2008.

	Outstanding Vested Stock Appreciation Rights	Weighted Average Exercise Price Per Share at December 31, 2008	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value*
Balance, December 31, 2008	775,401	$27.73	1.86	$4,897

*                             The aggregate intrinsic value, which will be settled in cash, is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock plus, the Dividends.

For the years ended December 31, 2008, 2007 and 2006, the amount of cash used by the Company to settle the aggregate intrinsic value of stock appreciation rights exercised under Cablevision’s stock plans was $4,115, $15,018 and $11,258, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between (i) the exercise price of the underlying awards and (ii) the quoted price of the Class A common stock as of the date of exercise, plus for the 2008 and 2007 periods, the Dividends which each holder of rights vested prior to December 31, 2004 received upon exercise.

As of December 31, 2008, there was $71,438 of total unrecognized compensation cost related to Cablevision’s unvested options and restricted shares granted under Cablevision’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1 year.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

For the year ended December 31, 2008 and 2007, 169,655 and 2,156,599 of the restricted shares that vested were acquired by Cablevision to fulfill the employees’ statutory minimum tax withholding obligations of $4,242 and $69,025 for the applicable income and other employment taxes, respectively.  The acquired shares have been classified as treasury stock.

Long-Term Incentive Plans

In April 2006, Cablevision’s Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision’s stockholders at its annual stockholders meeting in May 2006.

Prior to the Cash Incentive Plan, Cablevision had a Long-Term Incentive Plan, under which certain executives had been granted cash awards, some of which were performance based, that vested over varying required service periods and were typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under this plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provided that the executive could have requested a loan from Cablevision in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of Cablevision on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $237, $687 and $900, respectively for the years ended December 31, 2008, 2007 and 2006.  As of December 31, 2008 and 2007, $6,025 and $6,745 was outstanding in respect of advances made pursuant to this plan.

In connection with long-term incentive awards granted under the two plans, the Company has recorded expenses of $61,135, $69,767 and $59,144 for the years ended December 31, 2008, 2007 and 2006, respectively.  At December 31, 2008, the Company had accrued $48,841 for performance-based awards for which the performance criteria had not yet been met as of December 31, 2008 as such awards are based on achievement of certain performance criteria through December 31, 2010.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards.  If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.

On February 25, 2008, the Compensation Committee of Cablevision’s Board of Directors approved an amendment of the terms of the 2005 three-year cash performance awards (“2005 Awards”) awarded by Cablevision in 2005 to each of Cablevision’s executive officers at that time and 110 other members of management under Cablevision’s Long-Term Incentive Plan.  The 2005 Awards, which aggregated approximately $53,500, were payable in March 2008 if Cablevision met certain compounded annual growth rate targets (“CAGR”) for both net revenues (“Net Revenue”) and adjusted operating cash flow (“AOCF”) over the 2005-2007 period.  The terms of the 2005 Awards required adjustment for divestitures of any operating entities during the plan period to eliminate the impact of such sales from the actual performance as well as the CAGR targets.  During the plan period, the Company sold and shutdown several businesses.  The original Net Revenue CAGR target, when adjusted for the dispositions, was achieved.  The original AOCF CAGR target, when adjusted for the dispositions, would have resulted in a 1.3 percentage point upward adjustment of the AOCF CAGR target causing Cablevision’s actual performance to fall short of the adjusted AOCF target.  The Compensation Committee approved the amendment of the 2005 Awards so that the original AOCF CAGR target for the 2005 Awards continued to apply without adjusting the target for the dispositions.  Accordingly, the payment of the 2005 Awards was made in March 2008.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

As a result of this amendment, awards payable to Cablevision’s four most highly compensated executive officers will not be deemed to be performance based compensation and therefore not deductible for income tax purposes.  This will result in a loss of approximately $10,000 of deductible expense.  The Cablevision and CSC Holdings’ NOL for federal income tax purposes was approximately $2,077,000 and approximately $1,390,000 at December 31, 2008, respectively.

NOTE 16.                                          CONTRACTUAL OBLIGATIONS

Future cash payments required under unconditional purchase obligations pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2008 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Programming obligations (1)	$1,888,524	$639,588	$962,890	$280,582	$5,464	$—
Purchase obligations (2)	1,916,922	551,182	375,494	158,509	831,737	—
Guarantees (3)	10,375	10,375	—	—	—	—
Letters of credit (4)	57,908	4,286	—	53,622	—	—
Total	3,873,729	1,205,431	1,338,384	492,713	837,201	—

Contractual obligations reflected on the balance sheet:
Contract obligations (5)	59,683	25,237	10,159	5,888	18,399	—
Taxes (6)	9,035	—	—	—	—	9,035
Total	$3,942,447	$1,230,668	$1,348,543	$498,601	$855,600	$9,035

(1)                      Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s video subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2008 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2008.

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

(3)                      Consists principally of outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of shares of Comcast Corporation common stock.  Does not include CSC Holdings’ guarantee of Newsday LLC’s obligations under its $650,000 senior secured credit facility.

(4)                      Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(5)                      Consist principally of amounts earned under employment agreements that the Company has with professional sports teams’ personnel.

(6)                      This amount represents tax liabilities, including accrued interest, associated with uncertain tax positions.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association (“NBA”) for luxury tax payments.

EchoStar was issued a 20% interest in VOOM HD Holdings, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

invested in VOOM HD Holdings by the Company.  On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in VOOM HD Holdings at fair value.  The table above does not include any future payments that would be required upon the exercise of the put right, if any.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in DTV Norwich LLC.  The other investor has the right, for ten years, to put its remaining 10% interest to the Company at fair value to be determined by a process involving independent valuation experts.  The table above does not include any future payments that would be required upon the exercise of this put right.

At any time after the thirteenth anniversary of the closing of the Newsday Transaction and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company’s entire interest in Newsday Holdings LLC at the fair value of the interest at that time (see Note 2).  The table above does not include any future payments that would be required upon the exercise of this put right.

Many of the Company’s franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements.  The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

NOTE 17.              LEGAL MATTERS

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that had the effect of significantly limiting many of the Committee’s claims.  The Company has reached a settlement of this action with the Committee, subject to the approval of the bankruptcy court.  Pursuant to the settlement, the Company will make a payment of $900.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intends to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against EchoStar Satellite asserting that EchoStar Satellite did not have the right to terminate the affiliation agreement.  Separately, on February 1, 2008, EchoStar Satellite began to distribute VOOM in a manner that the Company believes violates EchoStar Satellite’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar Satellite of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.  On March 10, 2008, EchoStar Satellite answered VOOM HD’s complaint and asserted certain counterclaims.  On April 21, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  On or about May 13, 2008, EchoStar Satellite ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for EchoStar’s improper termination of the affiliation agreement.  On June 24, 2008, EchoStar Satellite answered VOOM HD’s amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.   The Company believes that the counterclaims asserted by EchoStar Satellite are without merit.  The lawsuit filed by VOOM HD remains pending.

Accounting Related Investigations

In June 2003, the Company reported that it had discovered certain improper expense accruals primarily at the national programming services of the Company’s Rainbow segment.  The improper expense recognition matter was the subject of investigations by the Securities and Exchange Commission (“SEC”) and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC also investigated the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  On January 22, 2009, the SEC announced that it had entered a Cease-and Desist Order (“the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Order”) against the Company with respect to the previously disclosed SEC investigations concerning improper expense accruals and recognition of launch and marketing support payments. The Order directs the Company to cease and desist from further violations of the reporting provisions and the books and records and internal accounting controls requirements of the Securities Exchange Act of 1934. The Company consented to the entry of the Order without admitting or denying any of the factual findings in the Order.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan Family Group 2006 Proposal would not close.  There subsequently were a series of extensions and/or stays in the Nassau County and Eastern District actions.

On June 4, 2008, the Company, on the determination of the SLC, entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the plaintiffs and most of the defendants in these lawsuits.  Under the Settlement Agreement, the settling defendants agreed to provide to the Company aggregate consideration valued at approximately $24,400, in the form of a combination of cash payments, repricing the exercise price of outstanding options and SARs, return of outstanding common stock, restricted stock units, options and SARs (including rights to the $10 special dividend paid by the Company in 2006), and surrender of potential contractual claims.  In addition, the Company’s director and officer liability insurer agreed to make a payment to the Company of $10,000.  As contemplated by the Settlement Agreement, on June 16, 2008, the trial court in the Nassau County action issued an order approving the publication of a notice of the proposed settlement and scheduling a hearing for September 9, 2008 to determine whether to approve the settlement.  On September 15, 2008, the court approved the Settlement Agreement in its entirety and awarded plaintiffs’ counsel fees and expenses, to be paid out of the settlement proceeds, of $7,116.  The court’s approval is now final and all claims in the state case are dismissed.  All claims against the settling defendants in the federal case have also been dismissed.  The financial statement impact of the Settlement Agreement was not material and was recognized in September 2008.

Programming Litigation

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants have violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a “bundled” basis and by offering programming in packaged tiers rather than on an “a la carte” basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, seek unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an “a la carte” basis.  On December 3, 2007, the plaintiffs filed an amended complaint containing principally the same allegations as the plaintiffs’ original complaint.  On December 21, 2007, the defendants filed joint motions to dismiss the amended complaint for failure to state a claim and on the ground that the plaintiffs lacked standing to assert the claims in the amended complaint.  The district court granted the defendants’ motions on March 13, 2008, but granted the plaintiffs leave to amend their claims.

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contains many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  Discovery is currently underway.  The Company intends to defend against this lawsuit vigorously.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NHL Litigation

Madison Square Garden, L.P. (“MSG”) filed a lawsuit in September 2007 against the National Hockey League and certain related entities (“the NHL”).  This suit, filed in the United States District Court for the Southern District of New York, alleges violations of the United States Federal and New York State antitrust laws as a result of the NHL’s anticompetitive exclusive agreements providing the NHL with the exclusive right to control, for virtually all commercial purposes, the individual clubs’ marks, licensing, advertising and distribution opportunities.  The suit seeks declaratory relief against these anticompetitive activities and against the imposition by the NHL of any sanctions or penalties for the filing and prosecution of the lawsuit.

In October 2007, MSG sought a preliminary injunction prohibiting the NHL from requiring MSG, in accordance with the NHL’s “new media” regulations, to migrate the New York Rangers’ website onto the NHL’s platform and from imposing fines for MSG’s failure to do so.  On November 2, 2007, the district court denied MSG’s motion for a preliminary injunction.  On March 19, 2008, the United States Court of Appeals for the Second Circuit affirmed the district court’s decision.

On March 31, 2008, MSG filed an amended complaint, which the NHL moved to dismiss on June 2, 2008.  On June 18, 2008, the NHL filed its answer, along with two counterclaims against MSG seeking declaratory relief and damages.  The answer denies the material elements of MSG’s complaint.  The counterclaims allege that MSG’s prosecution of its lawsuit violates contractual releases and agreements not to sue given by MSG to the NHL and seeks a judicial declaration that MSG breached contractual obligations to the NHL and that the NHL has the right to pursue disciplinary proceedings against MSG under the NHL constitution.   Potential disciplinary actions that the NHL has indicated it might seek to impose (all of which would require the affirmative vote of three-fourths of the members of the NHL present and voting at a meeting) include:  (i) suspension or termination of the Rangers’ membership in the NHL, (ii) damages, and (iii) any other directive, order or relief which may be appropriate in the circumstances.  The counterclaims also seek damages and costs, including the attorney’s fees that the NHL has incurred in defending the lawsuit.  MSG has filed a motion to dismiss the NHL’s counterclaims.

On October 10, 2008, the court denied the NHL’s motion to dismiss with respect to MSG’s challenge to the NHL’s “new media” policies, but granted partial summary judgment dismissing MSG’s other claims.  MSG’s motion to dismiss the NHL’s counterclaims remains pending.

Newsday

On December 17, 2007, Newsday reached a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York that ended a federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized, among other things, Newsday’s full cooperation with the investigation and the implementation of new practices and procedures to prevent improper circulation practices.  The Company’s subsidiary that acquired approximately 97.2% of the newspaper publishing business has agreed to be bound by Newsday’s obligations to cooperate with the government in any proceedings relating to the improper circulation practices and to maintain in effect the remedial practices and procedures called for by the non-prosecution agreement.  See Note 2 for more information related to the Newsday Transaction.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

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

Cash and Cash Equivalents and Restricted Cash

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

Derivative contracts are carried on the accompanying consolidated balance sheets at fair value. See Note 10.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Interest Rate Swap Agreements

Interest rate swap agreements are carried on the accompanying consolidated balance sheets at fair value.  See Note 10.

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value, are summarized as follows:

	December 31, 2008
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings (a)	$653,115	$607,065

Debt instruments:
Bank debt	$5,653,750	$5,538,250
Collateralized indebtedness	448,738	447,908
Senior notes and debentures	3,996,292	3,604,000
Senior subordinated notes	323,564	289,250
Notes payable	6,230	6,230
CSC Holdings total debt instruments	10,428,574	9,885,638

Senior notes and debentures	1,500,000	1,390,000
Cablevision total debt instruments	$11,928,574	$11,275,638

	December 31, 2007
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$4,888,750	$4,888,750
Collateralized indebtedness	847,154	847,581
Senior notes and debentures	3,995,148	3,933,500
Senior subordinated notes	323,311	341,250
Notes payable	1,017	1,017
CSC Holdings total debt instruments	$10,055,380	$10,012,098

Senior notes and debentures	1,500,000	1,465,000
Cablevision total debt instruments	$11,555,380	$11,477,098

(a)                     Represents the fair value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.  These notes are eliminated at the consolidated Cablevision level.

Fair value estimates related to the Company’s debt instruments and senior notes receivable discussed above are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 19.             SEGMENT INFORMATION

Following the completion of the Newsday Transaction on July 29, 2008 (see Note 2), the Company now classifies its business interests into four reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks; Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national music programming network, which prior to January 1, 2008 was included in the Rainbow segment (prior period segment information has been reported on a comparable basis), and Newsday, consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, Island Publications (through December 2008) and online websites including newsday.com and exploreLI.com.

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

	Years Ended December 31,
	2008	2007	2006
Revenues, net from continuing operations
Telecommunications Services	$5,165,367	$4,721,169	$4,237,707
Rainbow	980,133	843,548	736,887
Madison Square Garden	1,042,958	1,002,182	905,196
Newsday	180,597	—	—
All other (a)	76,872	77,873	84,391
Inter-segment eliminations	(215,811)	(160,291)	(135,688)
	$7,230,116	$6,484,481	$5,828,493

Inter-segment eliminations are primarily affiliate revenues recognized by the Company’s Rainbow and Madison Square Garden segments from the sale of cable network programming to the Company’s Telecommunication Services segment.

	Years Ended December 31,
	2008	2007	2006
Inter-segment revenues
Telecommunications Services	$2,745	$1,839	$1,529
Rainbow	89,172	53,408	39,248
Madison Square Garden	121,059	105,034	94,911
Newsday	2,384	—	—
Other	451	10	—
	$215,811	$160,291	$135,688

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2008	2007	2006
Adjusted operating cash flow from continuing operations
Telecommunications Services	$2,035,884	$1,828,407	$1,668,554
Rainbow	251,782	193,382	137,653
Madison Square Garden	61,818	136,286	61,259
Newsday	18,766	—	—
All other (b)	(69,977)	(71,347)	(81,642)
	$2,298,273	$2,086,728	$1,785,824

	Years Ended December 31,
	2008	2007	2006
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(890,912)	$(929,606)	$(915,724)
Rainbow	(113,570)	(89,117)	(92,561)
Madison Square Garden	(66,277)	(62,399)	(65,171)
Newsday (d)	(414,571)	—	—
All other (c)	(22,479)	(37,766)	(46,373)
	$(1,507,809)	$(1,118,888)	$(1,119,829)

	Years Ended December 31,
	2008	2007	2006
Share-based compensation expense included in continuing operations
Telecommunications Services	$(23,125)	$(24,325)	$(39,485)
Rainbow	(13,237)	(14,734)	(23,553)
Madison Square Garden	(12,732)	(11,715)	(15,817)
Newsday	(318)	—	—
All other (c)	(1,488)	(1,265)	(1,732)
	$(50,900)	$(52,039)	$(80,587)

	Years Ended December 31,
	2008	2007	2006
Restructuring (expense) credits included in continuing operations
Telecommunications Services	$—	$—	$17
Rainbow	(46,834)	(2,820)	—
Madison Square Garden	—	(221)	(143)
Newsday	(7,225)	—	—
All other (c)	4,176	(1,692)	3,610
	$(49,883)	$(4,733)	$3,484

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Operating income (loss) from continuing operations
Telecommunications Services	$1,121,847	$874,476	$713,362
Rainbow	78,141	86,711	21,539
Madison Square Garden	(17,191)	61,951	(19,872)
Newsday (d)	(403,348)	—	—
All other (b)	(89,768)	(112,070)	(126,137)
	$689,681	$911,068	$588,892

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Years Ended December 31,
	2008	2007	2006
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$779,449	$1,023,138	$715,029
Other operating loss (b)	(89,768)	(112,070)	(126,137)
Operating income	689,681	911,068	588,892

Items excluded from operating income (loss):
CSC Holdings interest expense	(671,056)	(806,406)	(795,418)
CSC Holdings interest income	13,465	36,701	32,570
CSC Holdings intercompany interest income	26,155	—	—
Equity in net income of affiliates	—	4,377	6,698
Gain on sale of programming and affiliate interests, net	805	183,286	—
Gain (loss) on investments, net	(136,414)	(214,257)	290,052
Gain (loss) on equity derivative contracts, net	118,219	214,712	(214,352)
Loss on interest rate swap contracts, net	(205,683)	(76,568)	(39,360)
Write-off of deferred financing costs	—	(2,919)	(14,083)
Loss on extinguishment of debt	(2,424)	(19,113)	(13,125)
Minority interests	8,108	321	1,614
Miscellaneous, net	1,260	2,636	2,845
CSC Holdings income (loss) from continuing operations before income taxes	(157,884)	233,838	(153,667)
Cablevision interest expense	(125,874)	(134,446)	(132,784)
Intercompany interest expense	(26,155)	—	—
Cablevision interest income	591	3,453	3,958
Miscellaneous, net	4	—	—
Cablevision income (loss) from continuing operations before income taxes	$(309,318)	$102,845	$(282,493)

(a)                     Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.

(c)                      Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, and certain corporate expenses/credits.

(d)                     See Note 4 for additional information relating to Newsday impairment charges.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Telecommunications Services	$8,876,726	$7,671,965
Rainbow (a)	1,848,284	2,194,370
Madison Square Garden	2,009,945	1,971,496
Newsday	354,317	—
Corporate, other and intersegment eliminations at CSC Holdings	(3,151,689)	(2,327,802)
Total CSC Holdings assets	9,937,583	9,510,029
Cablevision and intercompany eliminations	(554,375)	(369,452)
Total Cablevision assets	$9,383,208	$9,140,577

(a)                     Rainbow assets include amounts due from the Rainbow DBS distribution business of $266,210 at December 31, 2007, which are eliminated in consolidation.

	Years Ended December 31,
	2008	2007	2006
Capital Expenditures
Telecommunications Services	$783,711	$678,384	$819,747
Rainbow	31,727	26,172	20,281
Madison Square Garden	55,192	50,800	23,761
Newsday	3,045	—	—
Corporate and other	35,426	25,950	22,044
	$909,101	$781,306	$885,833

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 20.             INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2008 and 2007:

	Cablevision
	March 31,	June 30,	September 30,	December 31,	Total
2008:	2008	2008	2008	2008	2008

Revenues, net	$1,720,692	$1,712,421	$1,744,981	$2,052,022	$7,230,116
Operating expenses	(1,475,151)	(1,413,125)	(1,463,642)	(2,188,517)	(6,540,435)
Operating income	$245,541	$299,296	$281,339	$(136,495)	$689,681

Income (loss) from continuing operations	$(31,133)	$98,842	$27,069	$(321,408)	$(226,630)
Income (loss) from discontinued operations, net of taxes	(473)	(503)	32	(2)	(946)
Net income (loss)	$(31,606)	$98,339	$27,101	$(321,410)	$(227,576)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.11)	$0.34	$0.09	$(1.11)	$(0.78)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$(0.11)	$0.34	$0.09	$(1.11)	$(0.78)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.11)	$0.34	$0.09	$(1.11)	$(0.78)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$(0.11)	$0.33	$0.09	$(1.11)	$(0.78)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	Cablevision
	March 31,	June 30,	September 30,	December 31,	Total
2007:	2007	2007	2007	2007	2007

Revenues, net	$1,562,633	$1,567,984	$1,511,799	$1,842,065	$6,484,481
Operating expenses	(1,392,315)	(1,359,595)	(1,309,731)	(1,511,772)	(5,573,413)
Operating income	$170,318	$208,389	$202,068	$330,293	$911,068

Income (loss) from continuing operations	$(33,430)	$127,414	$(78,896)	$8,576	$23,664
Income (loss) from discontinued operations, net of taxes	7,597	190,018	(440)	(1,940)	195,235
Income (loss) before cumulative effect of a change in accounting principle	(25,833)	317,432	(79,336)	6,636	218,899
Cumulative effect of a change in accounting principle, net of taxes	(443)	—	—	—	(443)
Net income (loss)	$(26,276)	$317,432	$(79,336)	$6,636	$218,456

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.44	$(0.27)	$0.03	$0.08
Income (loss) from discontinued operations	$0.03	$0.66	$—	$(0.01)	$0.68
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—	$—
Net income (loss)	$(0.09)	$1.10	$(0.27)	$0.02	$0.76

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.43	$(0.27)	$0.03	$0.08
Income (loss) from discontinued operations	$0.03	$0.65	$—	$(0.01)	$0.66
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—	$—
Net income (loss)	$(0.09)	$1.08	$(0.27)	$0.02	$0.74

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	CSC Holdings
	March 31,	June 30,	September 30,	December 31,	Total
2008:	2008	2008	2008	2008	2008

Revenues, net	$1,720,692	$1,712,421	$1,744,981	$2,052,022	$7,230,116
Operating expenses	(1,475,151)	(1,413,125)	(1,463,642)	(2,188,517)	(6,540,435)
Operating income	$245,541	$299,296	$281,339	$(136,495)	$689,681

Income (loss) from continuing operations	$(12,247)	$116,265	$51,560	$(290,419)	$(134,841)
Income (loss) from discontinued operations, net of taxes	(473)	(503)	32	(2)	(946)
Net income (loss)	$(12,720)	$115,762	$51,592	$(290,421)	$(135,787)

	CSC Holdings
	March 31,	June 30,	September 30,	December 31,	Total
2007:	2007	2007	2007	2007	2007

Revenues, net	$1,562,633	$1,567,984	$1,511,799	$1,842,065	$6,484,481
Operating expenses	(1,392,315)	(1,359,595)	(1,309,731)	(1,511,772)	(5,573,413)
Operating income	$170,318	$208,389	$202,068	$330,293	$911,068

Income (loss) from continuing operations	$(14,656)	$147,278	$(41,667)	$8,254	$99,209
Income (loss) from discontinued operations, net of taxes	7,597	190,018	(440)	(1,940)	195,235
Income (loss) before cumulative effect of a change in accounting principle	(7,059)	337,296	(42,107)	6,314	294,444
Cumulative effect of a change in accounting principle, net of taxes	(443)	—	—	—	(443)
Net income (loss)	$(7,502)	$337,296	$(42,107)	$6,314	$294,001

NOTE 21.             OTHER MATTERS

Resolutions of Contract Disputes

In June 2006, the Company collected approximately $26,500 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 22.             SUBSEQUENT EVENTS

Issuance of Debt Securities

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  In addition, we incurred estimated financing costs of approximately $18,000.  The proceeds will be used to repay or repurchase upcoming senior note maturities at Cablevision and CSC Holdings due in 2009.

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  In addition, we incurred estimated financing costs of approximately $12,000.  The proceeds will be used to repay or repurchase upcoming senior note maturities at Cablevision and CSC Holdings due in 2009.

Tender Offer of Debt

On February 13, 2009, Cablevision announced that it commenced a cash tender offer for its outstanding $500,000 face amount of floating rate senior notes due April 1, 2009 for total consideration of $1,002.50 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $997.50 per $1,000.00 principal amount of notes plus an early tender premium of $5.00 per $1,000.00 principal amount of notes.  Concurrently, CSC Holdings announced that it commenced a cash tender offer for (1) its outstanding $500,000 face amount of 8-1/8% senior notes due July 15, 2009 for total consideration of $1,022.84 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of notes plus an early tender premium of $22.84 per $1,000.00 principal amount of notes, and (2) its outstanding $400,000 face amount of 8-1/8% senior debentures due August 15, 2009 for total consideration of $1,027.63 per $1,000.00 principal amount of debentures tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of debentures plus an early tender premium of $27.63 per $1,000.00 principal amount of debentures. Holders must tender their securities by 11:59 p.m., New York City time, on February 27, 2009, unless extended, to be eligible to receive the applicable total consideration.  Holders who tender their securities after such time and prior to the expiration date will be eligible to receive the applicable tender offer consideration, which is the total consideration less the early tender premium.

Declaration of Dividends

On February 25, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share on each outstanding share of both its CNYG Class A common stock and its CNYG Class B common stock.  This cash dividend will be payable on March 31, 2009 to shareholders of record at the close of business on March 9, 2009.

On February 25, 2009, CSC Holdings declared a dividend payable to Cablevision of approximately $552,000, the proceeds of which will be used to fund Cablevision’s March 2009 dividend and the repurchase or repayment of Cablevision’s floating rate notes due in April 2009.