Form 10-Q
period 2009-03-31
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2009-05-07
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒ No ☐	Yes ☐ No ☒	Yes ☐ No ☒	Yes ☐ No ☒
CSC Holdings, Inc.	Yes ☐ No ☒	Yes ☐ No ☒	Yes ☒ No ☐	Yes ☐ No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐ No ☒
CSC Holdings, Inc.	Yes ☐ No ☒

Number of shares of common stock outstanding as of May 1, 2009:

Cablevision NY Group Class A Common Stock –	247,020,535
Cablevision NY Group Class B Common Stock –	54,873,351
CSC Holdings, Inc. Common Stock –	12,825,631

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2009 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

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

•                  developments in the government investigations related to past practices of the Company in connection with grants of stock options and stock appreciation rights (“SARs”);

•                  the outcome of litigation and other proceedings, including the matters described under Part II, Item 1. Legal Proceedings;

•                  general economic conditions in the areas in which we operate;

•                  the state of the market for debt securities and bank loans;

•                  demand for advertising inventory;

•                  demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;

•                  our ability to obtain or produce content for our programming businesses;

•                  the level of our capital expenditures;

•                  the level of our expenses;

•                  future acquisitions and dispositions of assets;

•                  the demand for our programming among cable television system operators, DBS operators and telephone companies and our ability to maintain and renew affiliation agreements with cable television system operators, DBS operators and telephone companies;

•                  market demand for new services;

•                  whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•                  other risks and uncertainties inherent in the cable television, programming, entertainment and newspaper publishing businesses, and our other businesses;

•                  financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and

•                  the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Item 1.    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$344,967	$322,755
Restricted cash	15,976	10,720
Accounts receivable, trade (less allowance for doubtful accounts of $23,803 and $22,082)	544,600	604,801
Prepaid expenses and other current assets	196,363	233,166
Program rights, net	165,487	157,277
Deferred tax asset	364,537	285,305
Investment securities pledged as collateral	109,210	181,271
Derivative contracts	81,867	63,574
Total current assets	1,823,007	1,858,869

Property, plant and equipment, net of accumulated depreciation of $8,006,195 and $7,778,359	3,407,988	3,472,640
Notes and other receivables	40,607	45,485
Investment securities pledged as collateral	183,744	181,271
Derivative contracts	77,822	50,163
Other assets (including $277,245 of cash proceeds held to repay senior notes and debentures due in 2009)	405,304	131,012
Program rights, net	480,532	495,219
Deferred carriage fees, net	113,783	118,593
Affiliation, broadcast and other agreements, net of accumulated amortization of $542,040 and $520,784	560,166	581,422
Other amortizable intangible assets, net of accumulated amortization of $137,024 and $127,273	222,042	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,723	1,100,333
Deferred financing and other costs, net of accumulated amortization of $84,189 and $94,616	152,468	134,089
	$9,551,042	$9,383,208

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$375,941	$385,966
Accrued liabilities	836,596	893,746
Deferred revenue	142,157	182,155
Program rights obligations	129,150	127,271
Liabilities under derivative contracts	29,150	3,327
Bank debt	310,000	310,000
Collateralized indebtedness	187,944	234,264
Capital lease obligations	5,356	5,318
Notes payable	3,894	6,230
Senior notes and debentures	170,247	148,881
Total current liabilities	2,190,435	2,297,158

Deferred revenue	12,645	13,235
Program rights obligations	318,667	342,373
Liabilities under derivative contracts	247,587	263,240
Other liabilities	362,194	374,837
Deferred tax liability	254,735	161,114
Bank debt	5,256,250	5,343,750
Collateralized indebtedness	250,421	214,474
Capital lease obligations	55,135	56,531
Senior notes and debentures due in 2009	277,245	1,250,920
Senior notes and debentures due after 2009	5,351,141	4,096,491
Senior subordinated notes	323,627	323,564
Total liabilities	14,900,082	14,737,687

Commitments and contingencies

Redeemable noncontrolling interests	11,537	12,012

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 272,299,441 and 267,249,234 shares issued and 247,062,967 and 242,258,240 shares outstanding	2,723	2,672
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,873,351 shares issued and outstanding	549	549
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	117,274	132,425
Accumulated deficit	(5,013,788)	(5,034,119)
	(4,893,242)	(4,898,473)
Treasury stock, at cost (25,236,474 and 24,990,994 CNYG Class A common shares)	(433,328)	(433,326)
Accumulated other comprehensive loss	(34,363)	(35,025)
Total stockholders’ deficiency	(5,360,933)	(5,366,824)
Noncontrolling interest	356	333
Total deficiency	(5,360,577)	(5,366,491)
	$9,551,042	$9,383,208

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

(Dollars in thousands, except per share amounts)

(Unaudited)

	2009	2008

Revenues, net	$1,902,613	$1,720,692

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	870,861	792,439
Selling, general and administrative	455,113	421,330
Restructuring expense (credits)	(172)	390
Depreciation and amortization (including impairments)	278,991	260,992
	1,604,793	1,475,151
Operating income	297,820	245,541

Other income (expense):
Interest expense	(195,155)	(211,653)
Interest income	2,729	4,649
Gain on sale of programming interests, net	766	—
Gain (loss) on investments, net	(70,282)	21,616
Gain on equity derivative contracts, net	58,625	1,420
Loss on interest rate swap contracts, net	(33,736)	(106,330)
Write-off of deferred financing costs	(549)	—
Loss on extinguishment of debt	(21,308)	—
Miscellaneous, net	142	1,166
	(258,768)	(289,132)
Income (loss) from continuing operations before income taxes	39,052	(43,591)
Income tax (expense) benefit	(19,048)	15,363
Income (loss) from continuing operations	20,004	(28,228)
Loss from discontinued operations, net of taxes	(18)	(473)
Net income (loss)	19,986	(28,701)
Net loss (income) attributable to noncontrolling interests	199	(2,905)
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$20,185	$(31,606)

Basic net income (loss) per share:

Income (loss) from continuing operations attributable to Cablevision Systems Corporation shareholders	$0.07	$(0.11)
Loss from discontinued operations attributable to Cablevision Systems Corporation shareholders	$—	$—
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$0.07	$(0.11)
Basic weighted average common shares (in thousands)	290,769	289,950

Diluted net income (loss) per share:

Income (loss) from continuing operations attributable to Cablevision Systems Corporation shareholders	$0.07	$(0.11)
Loss from discontinued operations attributable to Cablevision Systems Corporation shareholders	$—	$—
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$0.07	$(0.11)
Diluted weighted average common shares (in thousands)	294,430	289,950

Amounts attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations, net of taxes	$20,203	$(31,133)
Loss from discontinued operations, net of taxes	(18)	(473)
Net income (loss)	$20,185	$(31,606)

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Income (loss) from continuing operations	$20,004	$(28,228)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	278,991	260,992
Non-cash restructuring expense	414	—
Gain on sale of programming interests, net	(766)	—
Loss (gain) on investments, net	70,282	(21,616)
Gain on equity derivative contracts, net	(58,625)	(1,420)
Unrealized loss on interest rate swaps	10,170	104,524
Write-off of deferred financing costs	549	—
Loss on extinguishment of debt	21,308	—
Amortization of deferred financing costs and discounts on indebtedness	12,846	12,363
Amortization of other deferred costs	8,155	7,448
Share-based compensation expense related to equity classified awards	14,720	11,638
Deferred income taxes	13,930	(18,591)
Amortization and write-off of program rights	42,957	36,185
Provision for doubtful accounts	15,257	9,610
Changes in other assets and liabilities	(96,099)	(111,561)
Net cash provided by operating activities	354,093	261,344

Cash flows from investing activities:
Capital expenditures	(183,768)	(193,460)
Proceeds from sale of equipment, net of costs of disposal	524	820
Payments for acquisitions, net	(208)	—
Proceeds from sale of programming interests	900	—
Decrease in investment securities and other investments	1,100	—
Increase in restricted cash	(5,256)	(1,278)
Additions to other intangible assets	(137)	(766)
Net cash used in investing activities	(186,845)	(194,684)

Cash flows from financing activities:
Repayment of bank debt	(87,500)	(27,500)
Proceeds from issuance of senior notes	1,250,920	—
Repurchase of senior notes and debentures, including tender premiums and fees	(973,681)	—
Cash held for repayment of senior notes and debentures in 2009	(277,245)	—
Proceeds from collateralized indebtedness	35,947	—
Repayment of collateralized indebtedness	(35,947)	—
Proceeds from stock option exercises	56	1,234
Dividend distribution to common stockholders	(29,082)	(580)
Principal payments on capital lease obligations	(1,358)	(1,780)
Deemed repurchase of restricted stock	—	(1)
Additions to deferred financing costs	(27,115)	—
Distributions to noncontrolling partners	—	(116)
Net cash used in financing activities	(145,005)	(28,743)
Net increase in cash and cash equivalents from continuing operations	22,243	37,917

Cash flows of discontinued operations:
Net cash used in operating activities	(31)	(152)
Net cash provided by investing activities	—	679
Net effect of discontinued operations on cash and cash equivalents	(31)	527

Cash and cash equivalents at beginning of year	322,755	360,662

Cash and cash equivalents at end of period	$344,967	$399,106

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$207,603	$294,821
Restricted cash	15,976	10,720
Accounts receivable, trade (less allowance for doubtful accounts of $23,803 and $22,082)	544,600	604,801
Prepaid expenses and other current assets	196,363	232,943
Program rights, net	165,487	157,277
Deferred tax asset	409,713	360,822
Advances to affiliates (primarily due from Cablevision)	528,752	516,219
Investment securities pledged as collateral	109,210	181,271
Derivative contracts	81,867	63,574
Total current assets	2,259,571	2,422,448

Property, plant and equipment, net of accumulated depreciation of $8,006,195 and $7,778,359	3,407,988	3,472,640
Notes and other receivables	40,607	45,485
Investment securities pledged as collateral	183,744	181,271
Derivative contracts	77,822	50,163
Other assets	128,059	131,012
Program rights, net	480,532	495,219
Deferred carriage fees, net	113,783	118,593
Affiliation, broadcast and other agreements, net of accumulated amortization of $542,040 and $520,784	560,166	581,422
Other amortizable intangible assets, net of accumulated amortization of $137,024 and $127,273	222,042	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,723	1,100,333
Deferred financing and other costs, net of accumulated amortization of $64,352 and $71,623	144,469	124,885
	$9,702,362	$9,937,583

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$375,941	$385,966
Accrued liabilities	780,426	860,360
Deferred revenue	142,157	182,155
Program rights obligations	129,150	127,271
Liabilities under derivative contracts	29,150	3,327
Bank debt	310,000	310,000
Collateralized indebtedness	187,944	234,264
Capital lease obligations	5,356	5,318
Notes payable	3,894	6,230
Senior notes and debentures	143,761	148,881
Total current liabilities	2,107,779	2,263,772

Deferred revenue	12,645	13,235
Program rights obligations	318,667	342,373
Liabilities under derivative contracts	247,587	263,240
Other liabilities	361,016	373,961
Deferred tax liability	566,957	485,542
Bank debt	5,256,250	5,343,750
Collateralized indebtedness	250,421	214,474
Capital lease obligations	55,135	56,531
Senior notes and debentures due in 2009	—	750,920
Senior notes and debentures due after 2009	4,351,141	3,096,491
Senior subordinated notes	323,627	323,564
Total liabilities	13,851,225	13,527,853

Commitments and contingencies

Redeemable noncontrolling interests	11,537	12,012

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 12,825,631 shares issued and outstanding	128	128
Paid-in capital	234,841	839,135
8% Senior notes due from Cablevision	(654,986)	(653,115)
Accumulated deficit	(3,706,376)	(3,753,738)
	(4,126,393)	(3,567,590)
Accumulated other comprehensive loss	(34,363)	(35,025)
Total stockholder’s deficiency	(4,160,756)	(3,602,615)
Noncontrolling interest	356	333
Total deficiency	(4,160,400)	(3,602,282)
	$9,702,362	$9,937,583

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	2009	2008

Revenues, net	$1,902,613	$1,720,692

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	870,861	792,439
Selling, general and administrative	455,113	421,330
Restructuring expense (credits)	(172)	390
Depreciation and amortization (including impairments)	278,991	260,992
	1,604,793	1,475,151

Operating income	297,820	245,541

Other income (expense):
Interest expense	(164,966)	(178,258)
Interest income	18,207	4,418
Gain on sale of programming interests, net	766	—
Gain (loss) on investments, net	(70,282)	21,616
Gain on equity derivative contracts, net	58,625	1,420
Loss on interest rate swap contracts, net	(33,736)	(106,330)
Write-off of deferred financing costs	(477)	—
Loss on extinguishment of debt	(20,810)	—
Miscellaneous, net	142	1,166
	(212,531)	(255,968)
Income (loss) from continuing operations before income taxes	85,289	(10,427)
Income tax (expense) benefit	(38,108)	1,085
Income (loss) from continuing operations	47,181	(9,342)
Loss from discontinued operations, net of taxes	(18)	(473)
Net income (loss)	47,163	(9,815)
Net loss (income) attributable to noncontrolling interests	199	(2,905)
Net income (loss) attributable to CSC Holdings, Inc. shareholder	$47,362	$(12,720)

Amounts attributable to CSC Holdings, Inc. shareholder:
Income (loss) from continuing operations, net of taxes	$47,380	$(12,247)
Loss from discontinued operations, net of taxes	(18)	(473)
Net income (loss)	$47,362	$(12,720)

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Income (loss) from continuing operations	$47,181	$(9,342)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	278,991	260,992
Non-cash restructuring expense	414	—
Gain on sale of programming interests, net	(766)	—
Loss (gain) on investments, net	70,282	(21,616)
Gain on equity derivative contracts, net	(58,625)	(1,420)
Unrealized loss on interest rate swaps	10,170	104,524
Write-off of deferred financing costs	477	—
Loss on extinguishment of debt	20,810	—
Amortization of deferred financing costs and discounts on indebtedness	11,711	11,157
Accretion of discount on Cablevision senior notes held by Newsday	(1,871)	—
Amortization of other deferred costs	8,155	7,448
Share-based compensation expense related to equity classified awards	14,720	11,638
Deferred income taxes	32,065	(4,988)
Amortization and write-off of program rights	42,957	36,185
Provision for doubtful accounts	15,257	9,610
Changes in other assets and liabilities	(131,033)	(142,754)
Net cash provided by operating activities	360,895	261,434

Cash flows from investing activities:
Capital expenditures	(183,768)	(193,460)
Proceeds from sale of equipment, net of costs of disposal	524	820
Payments for acquisitions, net	(208)	—
Proceeds from sale of programming interests	900	—
Decrease in investment securities and other investments	1,100	—
Increase in restricted cash	(5,256)	(1,278)
Additions to other intangible assets	(137)	(766)
Net cash used in investing activities	(186,845)	(194,684)

Cash flows from financing activities:
Repayment of bank debt	(87,500)	(27,500)
Proceeds from issuance of senior notes	1,250,920	—
Repurchase of senior notes and debentures, including tender premiums and fees	(776,914)	—
Proceeds from collateralized indebtedness	35,947	—
Repayment of collateralized indebtedness	(35,947)	—
Capital contribution from (dividend payments) to Cablevision, net	(619,270)	127
Principal payments on capital lease obligations	(1,358)	(1,780)
Additions to deferred financing costs	(27,115)	—
Distributions to noncontrolling partners	—	(116)
Net cash used in financing activities	(261,237)	(29,269)
Net increase (decrease) in cash and cash equivalents from continuing operations	(87,187)	37,481

Cash flows of discontinued operations:
Net cash used in operating activities	(31)	(152)
Net cash provided by investing activities	—	679
Net effect of discontinued operations on cash and cash equivalents	(31)	527

Cash and cash equivalents at beginning of year	294,821	331,901

Cash and cash equivalents at end of period	$207,603	$369,909

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1.                                                 BUSINESS

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, Inc. (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services, and Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its business interests into four reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009); Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and a live entertainment business, as well as the operations of Fuse, a national music programming network; and Newsday (as of July 29, 2008), consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and condensed statements of operations for Cablevision are essentially identical to the condensed consolidated balance sheets and condensed consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has approximately $1.3 billion of senior notes outstanding at March 31, 2009 issued in April 2004 to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, certain intercompany payables to CSC Holdings and other subsidiaries, deferred taxes and accrued dividends on its balance sheet.  In July 2008, CSC Holdings received a capital contribution in the form of a note receivable from Cablevision (reflected as reduction to equity on its condensed consolidated balance sheet) of $650,000 ($682,000 face amount) relating to 8% senior notes

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

due 2012 issued by Cablevision.  At March 31, 2009, the accreted value of the note receivable was $654,986.  CSC Holdings in turn contributed such notes to Newsday Holdings LLC.  The contribution of Cablevision notes to CSC Holdings has no impact on CSC Holdings’ total stockholder’s equity and the Cablevision notes eliminate in the condensed consolidated balance sheet of Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit and CSC Holdings’ results of operations include incremental interest income from the 8% senior notes of $13,642 for the three months ended March 31, 2009 and the accretion of the discount on the notes issued by Cablevision to CSC Holdings of $1,871 for the three months ended March 31, 2009 who in turn contributed such notes to Newsday Holdings LLC, which eliminates in the condensed consolidated statements of operations of Cablevision.  The combined notes to the condensed consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances between Cablevision and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of condensed consolidated financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

NOTE 3.                RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements.  Statement No. 157 became effective for the Company on January 1, 2008 with respect to financial assets and financial liabilities.  The additional disclosures required by Statement No. 157 are included in Note 13.

The adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities which include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination, became effective for the Company on January 1, 2009.  The adoption of Statement No. 157 for nonfinancial assets

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

and nonfinancial liabilities did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement No. 141R”).  Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Also, in April 2008, the FASB issued FSP No. SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under Statement No. 141R.  FSP No. SFAS 141R-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of acquisition of the related asset or liability can be determined).  Both Statement No. 141R and FSP No. SFAS 141R-1 became effective as of January 1, 2009 for the Company. Accordingly, any business combination completed prior to January 1, 2009 was accounted for pursuant to SFAS No. 141, Business Combinations.  Business combinations completed subsequent to January 1, 2009, will be accounted for pursuant to Statement No. 141R and FSP No. SFAS 141R-1.  The impact that Statement No. 141R and FSP No. SFAS 141R-1 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”).  Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Statement No. 160 became effective as of January 1, 2009 for the Company.

In connection with the issuance of Statement No. 160, the Securities and Exchange Commission (“SEC”) revised Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities, (“Topic D-98”) to include the SEC Staff’s views regarding the interaction between Topic D-98 and Statement No. 160.  The revised Topic D-98 indicates that the classification, measurement, and earnings-per-share guidance required by Topic D-98 applies to noncontrolling interests (e.g., when the noncontrolling interest is redeemable at a fixed price by the holder or upon the occurrence of an event that is not solely within the control of the issuer).  This includes noncontrolling interests redeemable at fair value.  The revised Topic D-98 became effective as of January 1, 2009 for the Company.

As a result of the adoption of Statement No. 160 and revised Topic D-98, the Company:

•                  Reclassified the carrying value of noncontrolling interests of certain consolidated entities of $356 and $333 as of March 31, 2009 and December 31, 2008, respectively, from the liability section of the balance sheet to equity.

•                  Reclassified redeemable noncontrolling interests from the liability section of the balance sheet to the mezzanine section.  In addition, the Company adjusted the carrying value of these redeemable noncontrolling interests as of March 31, 2009 and December 31, 2008 to their estimated fair values of approximately $11,537 and $12,012, respectively, which represents the estimated amount that would be paid to the noncontrolling interests if redeemed at their respective estimated fair values.  The adjustment to bring the carrying value of these redeemable noncontrolling interests to their estimated fair value was recorded to paid-in capital.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

In connection with the adoption of Statement No. 160 and revised Topic D-98, the Company has reclassified amounts in the accompanying consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flow related to noncontrolling interests for the 2008 periods.

Under Statement No. 160, net income attributable to noncontrolling interests is no longer included in the determination of net income, and as a result, the net loss for the three months ended March 31, 2008 decreased by $2,905 from previously reported amounts.  Although the earnings per share presentation has been modified, the adoption of Statement No. 160 had no impact on the Company’s calculation of earnings per share.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”).  Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Statement No. 161 became effective as of January 1, 2009 for the Company.  The Company has provided the required disclosures regarding derivative instruments (See Note 12).

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP No. FAS 142-3 became effective as of January 1, 2009 for the Company.  The adoption of FSP No. FAS 142-3 did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the disclosure requirements related to these arrangements. EITF 07-1 became effective as of January 1, 2009 for the Company.  The adoption of EITF 07-1 did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods.  FSP No. FAS 157-4 is effective for the Company for the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”).  FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.  FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods.  FSP No. FAS 115-2 is effective for the Company for the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP No. FAS 115-2 to have a material effect on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The disclosure requirements of FSP No. FAS 107-1 and APB No. 28-1 will be required to be included in the Company’s interim condensed consolidated financial statements for the three and six months ending June 30, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The disclosure requirements of FSP No. FAS 132(R)-1 will be required to be included in the Company’s annual consolidated financial statements for the year ending December 31, 2009.

NOTE 4.                TRANSACTIONS

On July 29, 2008, CSC Holdings and Tribune Company completed a series of transactions (the “Newsday Transaction”) contemplated by the Formation Agreement, dated May 11, 2008, to form Newsday Holdings LLC and Newsday LLC, new limited liability companies that operate the Company’s Newsday business.

The unaudited pro forma revenues, loss from continuing operations attributable to shareholders, net loss attributable to shareholders, basic and diluted loss per share from continuing operations attributable to Cablevision shareholders and basic and diluted net loss per share attributable to Cablevision shareholders for the three months ended March 31, 2008, as if the Newsday Transaction had occurred on January 1, 2008, are as follows:

	Cablevision	CSC Holdings

Revenues	$1,828,864	$1,828,864
Loss from continuing operations attributable to shareholders	$(43,100)	$(15,298)
Net loss attributable to shareholders	$(43,573)	$(15,771)
Basic and diluted loss per share from continuing operations attributable to Cablevision shareholders	$(0.15)
Basic and diluted net loss per share attributable to Cablevision shareholders	$(0.15)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 5.                DIVIDENDS

On February 25, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on March 31, 2009 which was paid to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of March 9, 2009.

On February 25, 2009, CSC Holdings declared a dividend payable to Cablevision of approximately $552,000.  The proceeds were used to fund Cablevision’s dividend payable on March 31, 2009, and to fund Cablevision’s repurchase of a portion of Cablevision’s floating rate senior notes due April 1, 2009 pursuant to the tender offer completed in March 2009 ($196,269) and to repay the remaining outstanding balance of its floating rate senior notes upon their maturity ($303,731) (see Note 20).  In addition, on March 27, 2009, CSC Holdings paid a dividend of $67,284 to Cablevision which it used to fund interest payments on certain of its senior notes.

NOTE 6.                INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS

Cablevision

Basic net income attributable to Cablevision shareholders is computed by dividing net income attributable to Cablevision shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income attributable to Cablevision shareholders reflects the dilutive effects of stock options and restricted stock.

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision shareholders calculation for the three months ended March 31, 2009 is as follows:

(in thousands)

Basic weighted average shares outstanding	290,769

Effect of dilution:
Stock options	1,115
Restricted stock	2,546
Diluted weighted average shares outstanding	294,430

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period) totaling 3,698,317 for the three months ended March 31, 2009 have been excluded from diluted weighted average shares outstanding.

Since Cablevision generated a loss from continuing operations for the three months ended March 31, 2008, the outstanding common stock equivalents during that period were excluded from the computation of net loss per share attributable to Cablevision shareholders as the impact would have been anti-dilutive.

CSC Holdings

Net income (loss) per common share attributable to the CSC Holdings shareholder is not presented since CSC Holdings is a wholly-owned subsidiary of Cablevision.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 7.                COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Cablevision	CSC Holdings	Cablevision	CSC Holdings

Net income (loss)	$19,986	$47,163	$(28,701)	$(9,815)
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	662	662	(246)	(246)
Comprehensive income (loss)	20,648	47,825	(28,947)	(10,061)
Comprehensive loss (income) attributable to the noncontrolling interests	199	199	(2,905)	(2,905)
Comprehensive income (loss) attributable to Cablevision and CSC Holdings shareholder(s)	$20,847	$48,024	$(31,852)	$(12,966)

NOTE 8.                GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three months ended March 31, 2009 and 2008, the amount of franchise fees included as a component of net revenue aggregated $31,329 and $29,940, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 9.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.

During the three months ended March 31, 2009 and 2008, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2009	2008
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$12,673	$—

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	173,187	204,897
Cash interest paid - continuing operations (CSC Holdings)	166,280	204,897
Income taxes paid, net (Cablevision and CSC Holdings)	2,344	3,090

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 10.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$1,056,616	$1,056,616
Broadcast rights and other agreements	45,590	45,590
	1,102,206	1,102,206
Accumulated amortization
Affiliation agreements and affiliate relationships	(501,617)	(480,741)
Broadcast rights and other agreements	(40,423)	(40,043)
	(542,040)	(520,784)
Affiliation, broadcast and other agreements, net of accumulated amortization	$560,166	$581,422

Gross carrying amount of other amortizable intangible assets
Season ticket holder relationships	$75,005	$75,005
Suite holder relationships	15,394	15,394
Advertiser relationships	149,803	149,679
Other amortizable intangibles	118,864	118,451
	359,066	358,529
Accumulated amortization
Season ticket holder relationships	(22,289)	(20,927)
Suite holder relationships	(5,595)	(5,246)
Advertiser relationships	(72,373)	(67,787)
Other amortizable intangibles	(36,767)	(33,313)
	(137,024)	(127,273)
Other amortizable intangible assets, net of accumulated amortization	$222,042	$231,256

Indefinite-lived intangible assets
Sports franchises	$96,215	$96,215
FCC licenses and other intangibles	6,913	6,913
Trademarks	147,880	147,880
Other indefinite-lived intangible assets	$251,008	$251,008

Affiliation, broadcast and other agreements, net of accumulated amortization	$560,166	$581,422
Other amortizable intangible assets, net of accumulated amortization	222,042	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,723	1,100,333
Total intangible assets, net	$2,865,787	$2,895,867

Aggregate amortization expense
Three months ended March 31, 2009	$31,008

Estimated amortization expense
Year ending December 31, 2009	$118,465
Year ending December 31, 2010	114,934
Year ending December 31, 2011	113,690
Year ending December 31, 2012	94,792
Year ending December 31, 2013	53,509

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

	Tele- communication Services		Madison Square Garden	Rainbow		Newsday	Other	Total
Balance as of December 31, 2008	$252,090		$742,492	$89,749		$2,444	$13,558	$1,100,333
Adjustments to preliminary purchase price allocations	477	(a)	—	(89	)(b)	(100)	—	288
Other acquisitions	—		—	102	(c)	—	—	102
Balance as of March 31, 2009	$252,567		$742,492	$89,762		$2,344	$13,558	$1,100,723

(a)                    Adjustment to purchase accounting related to the acquisition of 4Connections LLC which is included in the Lightpath reporting unit.

(b)                   Adjustment to purchase accounting related to the acquisition of Sundance Channel.

(c)                    Addition relates to the AMC reporting unit.

NOTE 11.              DEBT

Issuance of Debt Securities

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  A portion of the proceeds was used in connection with the tender offers discussed below and to repay the remaining outstanding Cablevision senior notes due April 1, 2009 (see Note 20).  The remaining proceeds will be used to partially redeem the upcoming senior note maturities at CSC Holdings due in 2009.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $16,278, which are being amortized to interest expense over the term of the senior notes.

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  A portion of the proceeds was used in connection with the tender offers discussed below and to repay the remaining outstanding Cablevision senior notes due April 1, 2009 (see Note 20).  The remaining proceeds will be used to partially redeem the upcoming senior note maturities at CSC Holdings due in 2009.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $10,837, which are being amortized to interest expense over the term of the senior notes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Tender Offers for Debt (tender prices per note in dollars)

On February 13, 2009, Cablevision announced that it commenced a cash tender offer for its outstanding $500,000 face amount of floating rate senior notes due April 1, 2009 (“April Notes”) for total consideration of $1,002.50 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $997.50 per $1,000.00 principal amount of notes plus an early tender premium of $5.00 per $1,000.00 principal amount of notes.  Concurrently, CSC Holdings announced that it commenced a cash tender offer for (1) its outstanding $500,000 face amount of 8-1/8% senior notes due July 15, 2009 (“July Notes”) for total consideration of $1,022.84 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of notes plus an early tender premium of $22.84 per $1,000.00 principal amount of notes, and (2) its outstanding $400,000 face amount of 8-1/8% senior debentures due August 15, 2009 (“August Debentures”) for total consideration of $1,027.63 per $1,000.00 principal amount of debentures tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of debentures plus an early tender premium of $27.63 per $1,000.00 principal amount of debentures.  Holders were to tender their securities by 11:59 p.m., New York City time, on February 27, 2009, to be eligible to receive the applicable total consideration.  Holders who had tendered their securities after such time and prior to the March 13, 2009 expiration date were eligible to receive the applicable tender offer consideration, which was the total consideration less the early tender premium.

Pursuant to the tender offers, the Company repurchased $196,269 aggregate principal amount of the April Notes, $449,430 aggregate principal amount of the July Notes and $306,791 aggregate principal amount of the August Debentures.  The early tender premiums aggregating approximately $19,216 for Cablevision and $18,726 for CSC Holdings, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the three months ended March 31, 2009.

NOTE 12.              DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  The Company does not enter into interest rate swap contracts for speculative or trading purposes and it has only entered into transactions with counterparties that are rated investment grade.  The Company monitors the financial institutions that are counterparties to its interest rate swap contracts and it diversifies its swap contracts among various counterparties to mitigate exposure to any single financial institution.

In March 2008, CSC Holdings entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt.  In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of these transactions, the interest rate paid on approximately 90% of the Company’s debt (excluding capital leases and collateralized indebtedness) as of March 31, 2009 is effectively fixed (55% being fixed rate obligations and 35% is effectively fixed through utilization of these interest rate swap contracts).  After giving effect to the repayment of the remaining balance of Cablevision’s April Notes, the interest rate to be paid on approximately 92% of the Company’s debt will be effectively fixed (56% being fixed rate

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

obligations and 36% through utilization of interest rate swap contracts).  The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2009*

March 2010	$1,100,000	3.65%	1.31%
June 2012	$2,600,000	4.86%	1.31%
November 2009	$450,000	1.84%	0.56%

*                           Represents the floating rate received by the Company under its interest rate swap contracts at March 31, 2009 and does not represent the rates to be received by the Company on future payments.

The Company has also entered into various transactions to limit the exposure against equity price risk on its shares of Comcast Corporation common stock.  The Company had monetized all of its stock holdings in Comcast Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast stock with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.

The following represents the location of the assets and liabilities associated with the Company’s derivative instruments within the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments under Statement No. 133:	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at December 31, 2008	Fair Value at March 31, 2009	Fair Value at December 31, 2008

Interest rate swap contracts	Current derivative contracts	$—	$—	$29,150	$3,327
Interest rate swap contracts	Long-term derivative contracts	—	—	247,587	263,240
Prepaid forward contracts	Current derivative contracts	81,867	63,574	—	—
Prepaid forward contracts	Long-term derivative contracts	77,822	50,163	—	—
Total derivative contracts		$159,689	$113,737	$276,737	$266,567

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following represents the impact and location of the Company’s derivative instruments within the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008:

Derivatives Not Designated as		Amount of Gain (Loss) Recognized
Hedging Instruments under		Three Months Ended March 31,
Statement 133:	Location of Gain (Loss) Recognized	2009	2008
Interest rate swap contracts	Loss on interest rate swap contracts, net	$(33,736)	$(106,330)
Prepaid forward contracts	Gain on equity derivative contracts, net	58,625	1,420
Total derivative contracts		$24,889	$(104,910)

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to shares of Comcast Corporation common stock for the three months ended March 31, 2009.  The collateralized indebtedness was settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	2,732,184

Collateralized indebtedness settled	$(48,620)
Prepaid forward contract	12,673
(35,947)
Proceeds from new monetization contracts	35,947
Net cash receipt (payment)	$—

NOTE 13.              FAIR VALUE MEASUREMENT

The Company adopted Statement No. 157 on January 1, 2008 for certain financial assets and financial liabilities.  Statement No. 157 requires enhanced disclosures about assets and liabilities measured at fair value.  As noted in Note 3 above, the Company adopted the provisions of Statement No. 157 with respect to its nonfinancial assets and nonfinancial liabilities on January 1, 2009.  However, there were no material nonfinancial assets or nonfinancial liabilities requiring initial measurement or subsequent remeasurement for the three months ended March 31, 2009.

The fair value hierarchy as outlined in Statement No. 157, is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

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

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

At March 31, 2009:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents	$—	$214,713	$—	$214,713
Investment securities	1,960	—	—	1,960
Investment securities pledged as collateral	292,954	—	—	292,954
Derivative contracts	—	159,689	—	159,689

Liabilities:

Liabilities under derivative contracts	—	276,737	—	276,737

At December 31, 2008:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents	$—	$299,337	$—	$299,337
Investment securities	6,804	—	—	6,804
Investment securities pledged as collateral	362,542	—	—	362,542
Derivative contracts	—	113,737	—	113,737

Liabilities:

Liabilities under derivative contracts	—	266,567	—	266,567

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company considers the impact of credit risk when measuring the fair value of its derivative asset and/or liability positions, as applicable.

NOTE 14.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	March 31, 2009
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings (a)	$654,986	$663,338

Debt instruments:
Bank debt	$5,566,250	$5,525,563
Collateralized indebtedness	438,365	436,183
Senior notes and debentures	4,494,902	4,480,952
Senior subordinated notes	323,627	331,500
Notes payable	3,894	3,894
CSC Holdings total debt instruments	10,827,038	10,778,092

Senior notes and debentures	1,303,731	1,276,231
Cablevision total debt instruments	$12,130,769	$12,054,323

	December 31, 2008
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings (a)	$653,115	$607,065

Debt instruments:
Bank debt	$5,653,750	$5,538,250
Collateralized indebtedness	448,738	447,908
Senior notes and debentures	3,996,292	3,604,000
Senior subordinated notes	323,564	289,250
Notes payable	6,230	6,230
CSC Holdings total debt instruments	10,428,574	9,885,638

Senior notes and debentures	1,500,000	1,390,000
Cablevision total debt instruments	$11,928,574	$11,275,638

(a)                      Represents the fair value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.  These notes are eliminated at the consolidated Cablevision level.

Fair value estimates related to the Company’s debt instruments and senior notes receivable presented above are made at a specific point in time, based on relevant market information and information about the financial instruments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 15.              INCOME TAXES

Cablevision

The income tax expense attributable to continuing operations for the three months ended March 31, 2009 of $19,048 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by a decrease to the valuation allowance of $124 relating to certain state net operating loss carry forwards, tax expense of $365, including interest, relating to uncertain tax positions, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,765 and $1,127, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2008 of $15,363 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, partially offset by an increase to the valuation allowance of $1,933 relating to certain state net operating loss carry forwards, tax expense of $259, including interest, relating to uncertain tax positions, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,367 and $1,542, respectively.

CSC Holdings

The income tax expense attributable to continuing operations for the three months ended March 31, 2009 of $38,108 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by a decrease to the valuation allowance of $124 relating to certain state net operating loss carry forwards, tax expense of $365, including interest, relating to uncertain tax positions, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,765 and $1,127, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2008 of $1,085 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, partially offset by an increase to the valuation allowance of $1,933 relating to certain state net operating loss carry forwards, tax expense of $259, including interest, relating to uncertain tax positions, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,367 and $1,542, respectively.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $1,897, representing the estimated federal income tax liability of CSC Holdings for the three months ended March 31, 2009 as determined on a stand-alone basis as if CSC Holdings filed separate federal consolidated income tax returns.

The Company

For the three months ended March 31, 2009 and 2008, the Company has fully offset estimated federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local taxes that are payable quarterly.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.  In

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

addition, certain items included in the income from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

NOTE 16.              BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the three months ended March 31, 2009 and 2008, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2009	2008	2009	2008	2009	2008
Service cost	$9,495	$8,943	$99	$84	$64	$63
Interest cost	3,416	2,969	1,372	1,209	88	83
Expected return on plan assets, net	(905)	(3,058)	(572)	(1,127)	—	—
Recognized prior service cost (credit)	7	7	(405)	(405)	(33)	(33)
Recognized actuarial loss (gain)	1,458	—	138	39	(11)	(17)
Recognized transition asset	—	—	—	(1)	—	—
Net periodic benefit cost (credit)	$13,471	$8,861	$632	$(201)	$108	$96

For the three months ended March 31, 2009, the Company contributed $210 to a non-contributory qualified defined benefit pension plan covering certain MSG union employees, and currently expects to contribute $54,600 to the Cablevision Cash Balance Retirement Plan in 2009.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 17.              EQUITY PLANS

Cablevision’s Equity Plans

Share-Based Payment Award Activity

The following table summarizes activity for Cablevision’s stock options for the three months ended March 31, 2009:

				Weighted
			Weighted	Average
	Shares Under Option		Average	Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value**
Balance, December 31, 2008*	5,815,739	809,000	$17.75	5.58	$22,390
Granted	5,094,300	—	11.24
Exercised	(4,317)	—	12.83
Forfeited/Expired	(208,754)	—	11.10
Balance, March 31, 2009*	10,696,968	809,000	$14.99	5.49	$22,392
Options exercisable at March 31, 2009*	5,272,270	809,000	$17.63	5.19	$9,661
Options expected to vest in the future*	5,424,566	—	$12.02	5.82	$12,731

*                             As a result of the $10.00 special dividend declared in April 2006, options issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the amount of the $10.00 special dividend.  The per share exercise price of options that were vested on or prior to December 31, 2004 was not adjusted and the holders of these options will receive the $10.00 special dividend as well as dividends declared by the Company in 2008 and in the first quarter of 2009 (the “Dividends”) upon exercise.

**                      The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on March 31, 2009 and December 31, 2008 plus, where applicable, the Dividends.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 6,940,701 options outstanding (which included 2,274,301 exercisable options) that were in-the-money at March 31, 2009.  For the three months ended March 31, 2009, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $22 determined as of the date of option exercise, plus the Dividends which each holder of options vested on or prior to December 31, 2004 received upon exercise.  When an option is exercised, Cablevision issues new shares of stock.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes activity for Cablevision’s restricted shares for the three months ended March 31, 2009:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2008	6,479,165	$25.21
Granted	5,045,890	10.24
Awards forfeited	(417,710)	22.89
Unvested award balance, March 31, 2009	11,107,345	18.46

Cablevision recognizes compensation expense for restricted shares using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period.

Share-based compensation, including compensation relating to restricted shares, for the three months ended March 31, 2009 was $13,320, of which $14,720 related to equity classified awards, partially offset by a credit of $1,400 related to stock appreciation rights.  For the three months ended March 31, 2008, share-based compensation was $9,023, of which $11,638 related to equity classified awards, partially offset by a credit of $2,615 related to stock appreciation rights.

Valuation Assumptions - Stock Options

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

The following assumptions were used to calculate the fair value of stock option awards granted for the three months ended March 31, 2009:

Range of risk-free interest rates	1.40%-1.85%
Weighted average expected life (in years)	3.9
Weighted average dividend yields	1.56%
Weighted average volatility	46.69%
Weighted average grant date fair value	$3.46

NOTE 18.              LEGAL PROCEEDINGS AND OTHER MATTERS

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

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In March 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc.  The Committee’s complaint, as amended, asserted preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  The Company reached a settlement of this action with the Committee, which was approved by the bankruptcy court in March 2009.  Pursuant to the settlement, the Company made a payment of $900 in April 2009 and the action has been dismissed.

NHL Litigation

Madison Square Garden, L.P. filed a lawsuit in September 2007 against the National Hockey League and certain related entities (“the NHL”).  This suit, filed in the United States District Court for the Southern District of New York, alleged violations of the United States Federal and New York State antitrust laws as a result of the NHL’s anticompetitive exclusive agreements providing the NHL with the exclusive right to control, for virtually all commercial purposes, the individual clubs’ marks, licensing, advertising and distribution opportunities.  The suit sought declaratory relief against these anticompetitive activities and against the imposition by the NHL of any sanctions or penalties for the filing and prosecution of the lawsuit.

In March 2009, the parties entered into a settlement agreement, and this action has been dismissed.

Other Legal Matters

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Sales Tax Audit

The Company has been under examination by the New York State Department of Taxation and Finance (“NYS”) for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  NYS has recently concluded the audit and issued a Notice of Determination totaling approximately $16,000 for such period, including tax, interest and penalties.  The only audit issue is the amount of Optimum Voice revenue that should be subject to tax.  NYS has asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  The Company believes that it has substantial defenses to such claim based on, among other things, the provision of New York state law excluding interstate telephone service from taxation.  The Company intends to contest the determination vigorously.  No provision has been made for such claim in the accompanying condensed consolidated financial statements.

NOTE 19.              SEGMENT INFORMATION

The Company classifies its business interests into four reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009); Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and a live entertainment business, as well as the operations of Fuse, a national music programming network; and Newsday (subsequent to July 29, 2008), consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring expense or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s reportable business segments is set forth below.

	Three Months Ended March 31,
	2009	2008
Revenues, net from continuing operations
Telecommunications Services	$1,328,299	$1,261,880
Rainbow	249,256	225,150
Madison Square Garden	271,259	265,079
Newsday	83,416	—
All other (a)	19,566	17,009
Inter-segment eliminations	(49,183)	(48,426)
	$1,902,613	$1,720,692

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Inter-segment eliminations are primarily affiliate revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended March 31,
	2009	2008
Inter-segment revenues
Telecommunications Services	$815	$479
Rainbow	14,850	17,499
Madison Square Garden	31,984	30,448
Newsday	1,328	—
Other	206	—
	$49,183	$48,426

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2009	2008
Adjusted operating cash flow from continuing operations
Telecommunications Services	$521,082	$485,926
Rainbow	71,654	50,709
Madison Square Garden	15,864	(2,526)
Newsday	73	—
All other (b)	(18,714)	(18,163)
	$589,959	$515,946

	Three Months Ended March 31,
	2009	2008
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(220,705)	$(224,548)
Rainbow	(28,389)	(20,253)
Madison Square Garden	(15,728)	(14,957)
Newsday	(7,234)	—
All other (c)	(6,935)	(1,234)
	$(278,991)	$(260,992)

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense included in continuing operations
Telecommunications Services	$(6,360)	$(4,128)
Rainbow	(3,672)	(2,399)
Madison Square Garden	(2,338)	(2,250)
Newsday	(50)	—
All other (c)	(900)	(246)
	$(13,320)	$(9,023)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Restructuring credits (expense) included in continuing operations
Telecommunications Services	$—	$—
Rainbow	(750)	(361)
Madison Square Garden	—	—
Newsday	—	—
All other (c)	922	(29)
	$172	$(390)

	Three Months Ended March 31,
	2009	2008
Operating income (loss) from continuing operations
Telecommunications Services	$294,017	$257,250
Rainbow	38,843	27,696
Madison Square Garden	(2,202)	(19,733)
Newsday	(7,211)	—
All other (b)	(25,627)	(19,672)
	$297,820	$245,541

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended March 31,
	2009	2008
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$323,447	$265,213
Other operating loss (b)	(25,627)	(19,672)
Operating income	297,820	245,541

Items excluded from operating income (loss):
CSC Holdings interest expense	(164,966)	(178,258)
CSC Holdings interest income	2,694	4,418
CSC Holdings intercompany interest income	15,513	—
Gain on sale of programming interests, net	766	—
Gain (loss) on investments, net	(70,282)	21,616
Gain on equity derivative contracts, net	58,625	1,420
Loss on interest rate swap contracts, net	(33,736)	(106,330)
Write-off of deferred financing costs	(477)	—
Loss on extinguishment of debt	(20,810)	—
Miscellaneous, net	142	1,166
CSC Holdings income (loss) from continuing operations before income taxes	85,289	(10,427)
Cablevision interest expense	(30,189)	(33,395)
Intercompany interest expense	(15,513)	—
Cablevision interest income	35	231
Write-off of deferred financing costs	(72)	—
Loss on extinguishment of debt	(498)	—
Cablevision income (loss) from continuing operations before income taxes	$39,052	$(43,591)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Capital Expenditures
Telecommunications Services	$162,303	$175,576
Rainbow	1,671	5,429
Madison Square Garden	14,806	8,282
Newsday	2,118	—
Corporate and other	2,870	4,173
	$183,768	$193,460

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company’s consolidated net revenues for the three months ended March 31, 2009 and 2008, or 10% or more of its consolidated net trade receivables at March 31, 2009 and December 31, 2008.

NOTE 20.              SUBSEQUENT EVENT

On April 1, 2009, upon their maturity, Cablevision repaid the remaining outstanding balance of its April Notes aggregating $303,731 with cash on hand, $277,245 of which was included in “cash proceeds held for repayment of senior notes and debentures due in 2009,” in the March 31, 2009 condensed consolidated balance sheet within Other Assets (see Note 5 and Note 11).

On May 6, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on June 9, 2009 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 18, 2009.

On May 6, 2009, the Board of Directors of Cablevision authorized the Company’s management to explore the spin-off of its Madison Square Garden business.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit, per share data, and tender prices per note, included in the following discussion under this Item 2 are presented in thousands.

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

Telecommunications Services

Our Telecommunications Services segment, which accounted for 69% of our condensed consolidated revenues for the three months ended March 31, 2009, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, acquisition transactions that result in the addition of new subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of homes passed).  As penetration rates increase, the number of available homes to which we can market our services generally decreases, which may contribute to a slower rate of customer and revenue growth in future periods.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of digital subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 40% of our consolidated revenues for the three months ended March 31, 2009, face competition from the direct broadcast satellite (“DBS”) business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about one-third of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York.  In July 2008, the New York Public Service Commission granted regulatory approval for Verizon to provide cable television service to all of New York City.  Verizon has so far not indicated any plans to offer video service in Connecticut.  AT&T offers such service in competition with us in most of our Connecticut service area.  Competition from incumbent telephone companies has contributed to slower video revenue growth rates in 2009 and this competition may continue to negatively impact our video revenue and our video revenue growth rates in the future.

Our high-speed data services business, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2009, faces competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by incumbent telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T and Earthlink.  Our growth rate in cable modem customers and revenues has slowed from the growth rates we have experienced in the past due to our high penetration (52.3% of homes passed at March 31, 2009).  Growth rates have also been negatively impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

Our VoIP offering, which accounted for 10% of our consolidated revenues for the three months ended March 31, 2009, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be negatively impacted.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration (40.6% of homes passed at March 31, 2009).  Growth rates have also been negatively impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.

Our advertising and other revenues accounted for 1% of our consolidated revenues for the three months ended March 31, 2009.

Optimum Lightpath, which accounted for 3% of our consolidated revenues for the three months ended March 31, 2009, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum

Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This could also negatively impact the future growth of Optimum Lightpath if this trend were to accelerate.

Rainbow

In our Rainbow segment, which accounted for 13% of our consolidated revenues for the three months ended March 31, 2009, we earn revenues in two principal ways.  First, we receive affiliate fee payments from cable television system operators (including our cable television systems), DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliate fee revenues we earn vary from operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers”, or are a fixed contractual monthly fee.

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

We seek to grow our revenues in the Rainbow segment by increasing the number of operators that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by operators to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the operators’ efforts to market our channels.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing the rates we charge for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

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

Madison Square Garden

Madison Square Garden, which accounted for 14% of our consolidated revenues for the three months ended March 31, 2009, consists of our professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), a regional sports programming business, and a live entertainment business, as well as the operations of Fuse, a national music programming network.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the WaMu Theater and the Beacon Theatre in New York City, and the Chicago Theatre in Chicago, Illinois.  In addition, Madison Square Garden has a minority ownership interest (purchased June 2008) in Front Line Management Group Inc., a musical artist management company, which is accounted for under the cost method.

Madison Square Garden faces competitive challenges unique to these business activities.  We derive revenues in this segment primarily from our programming businesses (see below), the sale of tickets, including luxury box rentals, to our teams’ games and entertainment events where we act as promoter or co-promoter, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  Madison Square Garden’s regional sports programming business and Fuse derive their revenues from affiliate fees paid by cable television operators (including our cable television systems), DBS operators and telephone companies that provide video service and sales of advertising.  Increases in affiliate fee revenues result from a combination of changes in rates and changes in the number of viewing subscribers.  This segment’s financial performance is affected by the performance of all the teams presented and the attractiveness of its entertainment events and programming content.

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

Madison Square Garden’s regional sports programming business is affected by our ability to secure desired sports team programming of professional sports teams and other sports-related programming, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  Fuse’s business is affected by its ability to acquire or develop desired music related content for the network.  While Madison Square Garden’s regional sports programming business is widely distributed in the New York metropolitan area, it, along with Fuse, faces challenges in increasing affiliate fee revenues (including as a result of the concentration of subscribers in the hands of a few operators) and advertising revenues (including the impact of the economic slowdown on the demand for advertising).

Madison Square Garden’s live entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as our productions with Cirque du Soleil such as Wintuk.  Our entertainment business is further dependent on our venues’ ability to attract concerts, family shows, sporting events such as boxing and college basketball as well as other events.  The entertainment business is also dependent on our ability to attract promoters of those types of events and, in the case of events we elect to promote or co-promote, our success is also dependent on our ability to attract customers.

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Newsday

Newsday, which accounted for approximately 4% of our consolidated revenues for the three months ended March 31, 2009, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

Since Newsday’s acquisition on July 29, 2008, it has experienced a decline in consolidated revenues, earnings and operating cash flows, as compared to the prior year periods, primarily due to decreased advertising revenues.  The decrease in advertising revenues, particularly in the classified category, has resulted from the current economic environment and increased competition for advertising dollars from other media, particularly the Internet, and this decline has continued into 2009.

Newsday Revenue

Newsday’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  For the three months ended March 31, 2009, advertising revenues accounted for 75% of the total revenues of Newsday.  Newsday’s business model is largely dependent on advertising revenue.  Advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper, preprinted sticky notes that are applied to the front of the paper and classified advertisements.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  Local economic conditions can affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  All of these factors, along with the competitive and seasonal factors discussed below, contribute to a challenging advertising sales environment and have adversely impacted our ability to maintain our advertising revenues.  Newsday’s advertising categories most adversely impacted by the recent economic downturn include real estate, automotive, job recruitment and home repair and improvement.

Seasonal variations in consumer spending have historically caused quarterly advertising revenues to fluctuate.  Second and fourth quarter advertising revenues have historically been higher than first and third quarter advertising revenues, reflecting the historically slower economic activity in the winter and summer and the stronger fourth quarter holiday season.  The first quarter is historically the slowest quarter for revenues and profits.  The level of advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to actual or anticipated consumer demand and general economic conditions.

The economic downturn in the newspaper industry intensified in the fourth quarter of 2008 and has continued into the first quarter of 2009 as indicated by a number of newspapers that ceased operations and/or filed for federal bankruptcy protection.  For the three months ended March 31, 2009, Newsday experienced a significant decline in advertising revenues and operating cash flows as compared to the comparable period in 2008.  A continuing economic downturn or continuing decline in advertising and/or circulation revenue would have a material adverse effect on Newsday’s future consolidated revenues, earnings and operating cash flows.  If Newsday’s results deteriorate further, it would adversely affect the Company’s consolidated revenues, earnings and operating cash flows causing possible additional impairments of certain of its indefinite-lived trademarks.

For the three months ended March 31, 2009, circulation revenues accounted for approximately 23% of the total revenues of Newsday.  Newsday’s circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.  Approximately 69% of the circulation revenues were derived from subscription sales, which provide readers with the convenience of home delivery, and are an important component of Newsday’s circulation base.  For the three months ended March 31, 2009, single copy rates for Newsday ranged from $0.50 to $0.75 per daily copy and $1.25 to $2.00 per Sunday copy.  Newsday’s single copy sales, comprised approximately 31% of circulation revenue for the three months ended March 31, 2009.  In recent years, circulation has generally declined throughout the newspaper industry, and Newsday’s newspapers have generally experienced this trend.  A decrease in home delivery subscriptions and single copy sales of newspapers could adversely impact circulation revenue as well as advertising revenue.

Newsday Expenses

The basic material used in publishing newspapers is newsprint.  Management believes Newsday’s source of newsprint, along with available alternate sources, are adequate for its current needs.  Newsday’s largest categories of operating expenses relate to the production and distribution of its print products.  These costs are driven by volume (number of newspapers printed and number of pages printed) and the number of pages printed are impacted by the volume of advertising page counts.  Certain other Newsday expenses fluctuate directly with advertising sales.  The expense that is most directly linked to advertising sales is sales commissions, which represents a relatively small percentage of Newsday’s operating expenses.

The majority of Newsday’s other costs, such as editorial content creation, rent and general and administrative expenses do not directly fluctuate with changes in advertising and circulation revenue. Accordingly, when advertising sales decline, there is a significant and immediate adverse impact on revenue and operating cash flows, which Newsday, and the newspaper industry in general, has experienced in the recent economic downturn.

As a result of the economic deterioration, and the other factors discussed above and their impact on Newsday, including the intensified decline in the fourth quarter of 2008, the Company lowered its expectations related to Newsday’s anticipated revenues and operating cash flows in 2009 and future periods.  These revised expectations caused the Company to evaluate whether or not an impairment had occurred in the fourth quarter of 2008 and that evaluation resulted in the Company’s determination that it was necessary to recognize certain impairment charges in the fourth quarter of 2008 as disclosed in our Annual Report on Form 10-K.

On July 29, 2008, CSC Holdings and Tribune Company completed a series of transactions contemplated by the formation agreement, dated May 11, 2008, to form Newsday Holdings LLC and Newsday LLC, new limited liability companies that operate the Company’s Newsday business.  The price and structure of the Newsday acquisition was a result of arms’ length negotiations between the Company and Newsday’s prior owner, Tribune Company, and followed an active and competitive sale process by Tribune Company.  As widely publicly reported, Tribune Company received at least two other bids for Newsday.  The Company was the winning bidder for Newsday, due in part to potential business opportunities and synergies to the Company from the close geographic fit between Newsday’s primary distribution market and the Company’s cable television systems both of which operate in the New York metropolitan area, particularly on Long Island.  Although the near term operating environment for Newsday, particularly in the advertising market, will continue to be challenging, and despite negative long-term trends for the newspaper industry generally, the Company continues to believe that Newsday can generate business benefits for the Company which include increasing the overall combined share of customer relationships (consumers and business) of our cable television and newspaper businesses, particularly on Long Island, as well as the cross-promotion of our cable and entertainment businesses.  The Company expects to use the news gathering and distribution capabilities of Newsday and our cable news businesses to deliver high quality, professional news content on an increasingly localized basis across multiple platforms.

Critical Accounting Policies

The following critical accounting policy discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived assets performed during the three months ended March 31, 2009.  Accordingly, we have not repeated herein a discussion of the Company’s other critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company’s long-lived and indefinite-lived assets at March 31, 2009 include goodwill of $1,100,723, other intangible assets of $1,765,064 ($982,856 of which are identifiable indefinite-lived intangibles), $3,407,988 of property, plant and equipment and long-term program rights of $480,532.  These assets accounted for approximately 71% of the Company’s consolidated total assets.  Goodwill and identifiable indefinite-lived intangible assets, which represent primarily the Company’s cable television franchises, various trademarks and sports franchise intangibles, are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances.  As discussed below, we conducted an interim impairment analysis of the goodwill, other long-lived, and identifiable indefinite-lived intangibles associated with our Newsday business as of the fourth quarter of 2008.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  For the purpose of evaluating goodwill impairment, the Company has 21 reporting units, of which 15 reporting units carry an assigned goodwill balance aggregating $1,100,723.  Three of the 15 reporting units contain approximately 88% of the Company’s goodwill balance.  These reporting units are the Consumer Services (cable television) reporting unit in the Telecommunications Services reportable segment ($231,080), and the MSG Entertainment and Other MSG reporting units in the Madison Square Garden reportable segment ($45,619 and $692,125, respectively).

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2009:

Reportable Segment	Units of Accounting	Identifiable Indefinite- Lived Intangible Assets Balance
Telecommunications Services	Cable Television Franchises	$731,848
Madison Square Garden	Sports Franchises	96,215
	Radio City Trademarks	53,880
	Chicago Theatre Trademark	8,000
Rainbow	Sundance Channel Trademark	19,900
Newsday	Newsday Trademarks	66,100
Telecommunications Services, Rainbow and Other	Various other units of accounting	6,913
		$982,856

For other long-lived assets, including intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment.  If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.  For the Telecommunications Services reportable segment, these valuations also include assumptions for average annual revenue per customer, number of homes passed, operating margin and market penetration as a percentage of homes passed, among other assumptions.  For the Madison Square Garden and Rainbow reportable segments, these valuations also include assumptions for projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliate fee revenue, number of events (MSG reportable segment only), access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.  For the Newsday reportable segment, these valuations also include assumptions for advertising and circulation revenue trends, operating margin, market participant synergies, and market multiples for comparable companies.  If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

Based on the Company’s annual impairment test during the first quarter of 2009, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30%

decreases to the estimated fair values of each reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units with the exception of the Sundance Channel and Clearview Cinemas reporting units.  For the Sundance Channel, which has a goodwill carrying value of $28,930 at March 31, 2009 and an enterprise carrying value of approximately $379,000, a 5% reduction in its estimated fair value would result in a step one failure.  For Clearview Cinemas, which has a goodwill carrying value of $10,347 at March 31, 2009 and an enterprise carrying value of approximately $46,000, a 13% reduction in its estimated fair value would result in a step one failure.  A step one failure would require the Company to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a goodwill impairment loss.

The Company’s primary identifiable indefinite-lived intangible assets that represent approximately 90% of the identifiable indefinite-lived intangibles are the Company’s cable television franchises, various reporting unit trademarks and sports franchises, which are valued using an income approach or market approach.  The Company’s cable television franchises are the largest of the Company’s identifiable indefinite-lived intangible assets and were recognized as a result of cable system acquisitions prior to 2002 and reflect agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area.  Our cable television franchises are valued using a discounted cash flows (“DCF”) methodology.  The Company’s indefinite-lived trademark intangible assets primarily relate to the Company’s Radio City trademarks which include the Christmas Spectacular, and The Rockettes trademarks which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting royalty revenue over projected revenues covered by the trademarks.  The Company’s indefinite-lived sports franchises intangibles representing the Company’s NBA and NHL sports franchises are valued using a direct valuation method based on market comparables. Both the Radio City trademarks and the sports franchises were recorded when the Company acquired the remaining 40% interest in Madison Square Garden in April 2005.  Significant judgments inherent in a DCF valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises and identification of appropriate continuing growth rate assumptions.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company’s annual impairment test during the first quarter of 2009, the Company’s units of accounting that represent approximately 90% of the Company’s identifiable indefinite-lived intangible assets have significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value unit of accounting less their respective carrying values.  In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles.  These hypothetical 10%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than the Newsday, Sundance Channel and Chicago Theatre trademarks, which have a carrying value of $66,100, $19,900, $8,000, respectively.  The hypothetical fair value decreases would have resulted in impairment charges of approximately $8,000 at 10% related primarily to the Newsday and Chicago Theatre trademarks, approximately $16,000 at 20% related primarily to the Newsday and Chicago Theatre trademarks and approximately $26,000 at 30% related primarily to the Newsday, the Sundance Channel and Chicago Theatre trademarks.  As of December 31, 2008, the Newsday indefinite-lived trademarks were written down to their estimated fair values (see discussion below).

The Company’s impairment analysis of Newsday as of December 31, 2008 resulted in pre-tax impairment charges of $59,522, $8,199 and $333,159 related to identifiable indefinite-lived intangibles, certain long-lived intangible assets and goodwill, respectively, originally recorded by the Company in connection with its acquisition of Newsday on July 29, 2008.  The net $400,880 pre-tax impairment charges are included in depreciation and amortization (including impairments) and the Company recognized an income tax benefit of $164,080.

The Company determined the fair value of our Newsday reporting unit based on a weighting of the estimated fair values determined under the income approach and the market approach.  The income approach utilizes a DCF valuation methodology, which requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows including the cash flows generated from potential synergies a market participant may generate, the amount and timing of expected future cash flows, including expected cash flows beyond the Company’s current long-term business planning period, and certain tax benefits the Company would recognize.  The discount rate utilized for the interim impairment assessment was a consolidated weighted average discount rate of 12%.  The market approach measures fair value using market multiples of various financial measures compared to a set of comparable publicly traded newspaper publishing companies and comparable transactions taking into consideration potential synergies a market participant may generate and requires significant judgments in determining comparable market multiples.  The weighting between the income approach and market approach was weighted more towards the income approach based on our belief that the income approach was more reliable in the midst of the steep economic decline impacting the publishing industry, and in view of the fact that there were no recent observable sales transactions involving the newspaper business.  The estimated fair values of Newsday’s indefinite-lived intangibles, which relate primarily to the trademarks associated with its newspaper mastheads, were based on discounted future cash flows calculated based on the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Since the acquisition of Newsday on July 29, 2008, there has been a significant decrease in the estimated fair value of the Newsday reporting unit particularly in the fourth quarter of 2008.  The reduction in estimated fair value under the income approach was primarily due to the decline in Newsday’s projections of future revenue and cash flows.  In addition, the estimated fair value under the income approach was further reduced by the increase in the consolidated weighted average discount rate for the Newsday reporting unit from approximately 10% at July 29, 2008 to 12% at December 31, 2008.  The consolidated weighted average discount rate was based on an estimation of a market participant’s cost of equity and debt, weighted by the relative percentages of equity and debt for comparable newspaper companies.  The increase in the consolidated weighted average discount rate for the Newsday reporting unit from 10% to 12% was due to an increase in both the estimated cost of equity and debt, which was primarily due to the following: the market risk premium increasing from 5% to 6%; an increase in the economic volatility affecting the newspaper publishing industry, which intensified during the fourth quarter of 2008; and an increase in borrowing costs for the industry.  Since the acquisition of the Newsday reporting unit on July 29, 2008, there also has been a reduction in the estimated fair value under the market approach.  Approximately two-thirds of this reduction was primarily due to a decline in market multiples and approximately one-third of the reduction was due to a decline in Newsday’s projections of future revenue and cash flows.  The Company impaired 100% of its basis in the goodwill balance of the Newsday reporting unit as of December 31, 2008.

Since the acquisition of the Newsday reporting unit on July 29, 2008, the reduction in estimated fair values of the trademarks under the relief-from-royalty method was primarily due to a reduction of the assumed royalty rate from 4% to 3% for the Newsday print newspaper and newsday.com trademarks, an increase in the discount rate for the Newsday print newspaper from 9.0% to 11.5% and a decline in the Company’s revenue projections for newsday.com in comparison to the revenue projections.  The primary reason for the decrease in the royalty rate from 4% to 3% was due to the lower projected margins for the Newsday print newspaper and newsday.com.  The primary reason for the increase in the discount rate for the Newsday print newspaper trademark from 9.0% to 11.5% was due to an increase in both the estimated cost of equity and debt, which was primarily due to the following: the market risk premium increasing from 5% to 6%; an increase in the economic volatility affecting the newspaper publishing industry, which intensified during the fourth quarter of 2008; and an increase in borrowing costs to the industry.

Rights to programming, including feature films and episodic series, acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability.  If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or when the license period begins.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.  We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recorded in technical and operating expense.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2009		2008		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Decrease) in Net Income

Revenues, net	$1,902,613	100%	$1,720,692	100%	$181,921

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	870,861	46	792,439	46	(78,422)
Selling, general and administrative	455,113	24	421,330	24	(33,783)
Restructuring expense (credits)	(172)	—	390	—	562
Depreciation and amortization (including impairments)	278,991	15	260,992	15	(17,999)
Operating income	297,820	16	245,541	14	52,279
Other income (expense):
Interest expense, net	(192,426)	(10)	(207,004)	(12)	14,578
Gain on sale of programming interests, net	766	—	—	—	766
Gain (loss) on investments, net	(70,282)	(4)	21,616	1	(91,898)
Gain on equity derivative contracts, net	58,625	3	1,420	—	57,205
Loss on interest rate swap contracts, net	(33,736)	(2)	(106,330)	(6)	72,594
Write-off of deferred financing costs	(549)	—	—	—	(549)
Loss on extinguishment of debt	(21,308)	(1)	—	—	(21,308)
Miscellaneous, net	142	—	1,166	—	(1,024)
Income (loss) from continuing operations before income taxes	39,052	2	(43,591)	(3)	82,643
Income tax (expense) benefit	(19,048)	(1)	15,363	1	(34,411)
Income (loss) from continuing operations	20,004	1	(28,228)	(2)	48,232
Loss from discontinued operations, net of taxes	(18)	—	(473)	—	455
Net income (loss)	19,986	1	(28,701)	(2)	48,687
Net loss (income) attributable to noncontrolling interests	199	—	(2,905)	—	3,104
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$20,185	1%	$(31,606)	(2)%	$51,791

Comparison of Three Months Ended March 31, 2009 Versus Three Months Ended March 31, 2008

Consolidated Results – Cablevision Systems Corporation

The Company classifies its business interests into four reportable segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial data and voice services operations of Optimum Lightpath;

•                  Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (since June 16, 2008), News 12 and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009);

•                  Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and a live entertainment business, as well as the operations of Fuse, a national music programming network; and

•                  Newsday (since July 29, 2008), consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

The Company allocates certain amounts of corporate overhead to each segment based upon their proportionate estimated usage of services, except for Newsday as to which the Company allocates the incremental costs incurred in providing these services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a discussion relating to the operating results of our segments.

Revenues, net for the three months ended March 31, 2009 increased $181,921 (11%) as compared to revenues for the three months ended March 31, 2008.  The net increases are attributable to the following:

Increase in revenues of the Telecommunication Services segment	$66,419
Increase in revenues of the Rainbow segment, primarily attributable to the Sundance Channel acquisition in June 2008	24,106
Increase in revenues of the Madison Square Garden segment	6,180
Revenues of the Newsday segment for the three months ended March 31, 2009	83,416
Other net increases	2,557
Inter-segment eliminations	(757)
$181,921

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) include primarily:

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

•                  amortization of costs to license programming, including program rights and programming and production costs of our Rainbow and Madison Square Garden segments;

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•                  publication production and distribution costs of our Newsday segment.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the three months ended March 31, 2009 increased $78,422 (10%) as compared to the three months ended March 31, 2008.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$20,913
Increase in expenses of the Rainbow segment, including expenses attributable to Sundance Channel for the three months ended March 31, 2009	7,188
Decrease in expenses of the Madison Square Garden segment	(9,819)
Expenses of the Newsday segment for the three months ended March 31, 2009	55,694
Other net increases	3,950
Inter-segment eliminations	496
$78,422

As a percentage of revenues, technical and operating expenses remained constant for the three months ended March 31, 2009 as compared to the same period in 2008.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $33,783 (8%) for the three months ended March 31, 2009 as compared to the same period in 2008.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$12,582
Decrease in expenses of the Rainbow segment, net of expenses attributable to Sundance for the three months ended March 31, 2009	(2,754)
Decrease in expenses of the Madison Square Garden segment	(2,303)
Expenses of the Newsday segment for the three months ended March 31, 2009	27,699
Other net decreases	(186)
Inter-segment eliminations	(1,255)
$33,783

As a percentage of revenues, selling, general and administrative expenses remained essentially constant for the three months ended March 31, 2009 as compared to the same period in 2008.

Restructuring expense (credits) amounted to $(172) for the three months ended March 31, 2009 and $390 for the three months ended March 31, 2008.  The 2009 amount consisted of a credit of $922 relating to adjustments to facility realignment provisions recorded in connection with prior restructuring plans, partially offset by restructuring expenses of $750 due primarily to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM.  The 2008 amount consisted of a charge of $440 relating to severance costs at certain programming businesses within the Rainbow segment, partially offset by net adjustments of $50 to severance and facility realignment provisions recorded in connection with prior restructuring plans.

Depreciation and amortization (including impairments) increased $17,999 (7%) for the three months ended March 31, 2009 as compared to the same period in 2008.  The net increase resulted primarily from depreciation and amortization expenses recognized by Newsday ($7,234) and Sundance ($7,711) for the three months ended March 31, 2009.

Interest expense, net decreased $14,578 (7%) for the three months ended March 31, 2009 as compared to the same period in 2008.  The net decrease is attributable to the following:

Net increase due to change in average debt balances	$25,799
Decrease due to lower average interest rates on our indebtedness	(44,482)
Lower interest income	1,920
Other net increases	2,185
$(14,578)

See “Liquidity and Capital Resources” discussion below for a breakdown of interest expense for our various borrower groups.

Gain on sale of programming interests, net of $766 for the three months ended March 31, 2009 resulted from the sale of our ownership interests in sportskool and Lifeskool which is accounted for under the installment sale method.

Gain (loss) on investments, net for the three months ended March 31, 2009 and 2008 of $(70,282) and $21,616, respectively, consists primarily of the net increase or decrease in the fair value of Comcast common stock owned by the Company during the 2009 and 2008 periods and General Electric common stock owned by the Company during the 2008 period.  The effects of these gains and losses are partially offset by the losses and gains on related equity derivative contracts, net described below.

Gain on equity derivative contracts, net for the three months ended March 31, 2009 and 2008 of $58,625 and $1,420, respectively, consists of unrealized and realized gains due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast common stock owned by the Company during the 2009 and 2008 periods and General Electric common stock owned by the Company during the 2008 period.  The effects of these gains are partially offset by the losses on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $33,736 and $106,330 for the three months ended March 31, 2009 and 2008, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company’s floating rate debt to limit the exposure against the risk of rising rates.  The loss on interest rate swap contracts included unrealized losses of $10,170 and $104,524 for the three months ended March 31, 2009 and 2008, respectively, reflecting changes in the fair value of the Company’s swap contracts, which resulted primarily from a downward shift in the yield curve over the life of the contracts.

Write-off of deferred financing costs of $549 for the three months ended March 31, 2009 represents costs written off in connection with the repurchase of a portion of Cablevision senior notes due April 2009, CSC Holdings senior notes due July 2009 and CSC Holdings senior notes due August 2009 pursuant to our tender offers.

Loss on extinguishment of debt of $21,308 for the three months ended March 31, 2009 represents the premiums paid to repurchase a portion of Cablevision senior notes due April 2009, CSC Holdings senior notes due July 2009, and CSC Holdings senior debentures due August 2009 and related fees associated with the tender offers.

Net miscellaneous income of $142 and $1,166 for the three months ended March 31, 2009 and 2008, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax expense attributable to continuing operations for the three months ended March 31, 2009 of $19,048 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by a decrease to the valuation allowance of $124 relating to certain state net operating loss carry forwards, tax expense of $365, including interest, relating to uncertain tax positions, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,765 and $1,127, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2008 of $15,363 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, partially offset by an increase to the valuation allowance of $1,933 relating to certain state net operating loss carry forwards, tax expense of $259, including interest, relating to uncertain tax positions, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,367 and $1,542, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.  In addition, certain items included in the income from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Net (loss) income attributable to noncontrolling interests for the three months ended March 31, 2009 and 2008 of $199 and $(2,905), respectively, represent other parties’ share of the net income or losses of entities which are not wholly owned by us but which are consolidated in our consolidated financial statements.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Telecommunications Services segment:

	Three Months Ended March 31,
	2009		2008		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Decrease) in Operating Income

Revenues, net	$1,328,299	100%	$1,261,880	100%	$66,419
Technical and operating expenses (excluding depreciation and amortization)	553,940	42	533,027	42	(20,913)
Selling, general and administrative expenses	259,637	20	247,055	20	(12,582)
Depreciation and amortization	220,705	17	224,548	18	3,843
Operating income	$294,017	22%	$257,250	20%	$36,767

Revenues, net for the three months ended March 31, 2009 increased $66,419 (5%) as compared to revenues for the three months ended March 31, 2008.

				Percent
	Three Months Ended March 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$761,814	$735,468	$26,346	4%
High-speed data	281,822	269,605	12,217	5%
Voice	186,762	159,840	26,922	17%
Advertising	19,318	24,497	(5,179)	(21)%
Other (including installation, home shopping, advertising sales commissions, and other products)	22,439	24,968	(2,529)	(10)%
Total cable television	1,272,155	1,214,378	57,777	5%
Optimum Lightpath	64,214	59,445	4,769	8%
Intra-segment eliminations	(8,070)	(11,943)	3,873	32%
Total Telecommunications Services	$1,328,299	$1,261,880	$66,419	5%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our high-speed data and voice services, including additional services sold to our existing video subscribers, acquisition transactions that result in the addition of new subscribers, higher rates (primarily due to an increase of video rates of 3.5% on average, which was implemented beginning in December 2008), and upgrades by video customers from the level of the programming package to which they subscribe, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended March 31, 2009 was $136.55 as compared to $129.56 for the three months ended March 31, 2008, a 5% increase.  Our average monthly revenue per basic video subscriber for the three months ended December 31, 2008 was $134.85.  The decline in advertising revenue is primarily due to the impact of the economic downturn.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services and the impact of the acquisition of 4Connections in October 2008, partially offset by reduced traditional data services.  Intra-segment eliminations have changed primarily due to a decreased level of services purchased from Optimum Lightpath by Optimum Voice because certain operational functions are now being performed within cable operations.

The following table presents certain subscriber and revenue generating units (“RGUs”) information as of March 31, 2009, December 31, 2008 and March 31, 2008 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of March 31, 2009	As of December 31, 2008	As of March 31, 2008
	(in thousands)

Basic video customers	3,102	3,108	3,125
iO digital video customers	2,846	2,837	2,669
Optimum Online high-speed data customers	2,485	2,455	2,343
Optimum voice customers	1,930	1,878	1,685
Total revenue generating units	10,363	10,278	9,822

The Company had a decline of 6,300 basic video customers in the three month period ended March 31, 2009 compared to a gain of 1,900 in the comparable period in 2008.  This is primarily due to the impact of the current economic downturn and to a lesser extent, intensifying competition, particularly from Verizon.

For the three months ended March 31, 2009, the Company added 84,200 RGUs, as compared to 197,100 added in the comparable period in 2008.  The growth in RGU additions slowed compared to the comparable period in 2008 as a result of the Company’s relatively high penetration rates, the current economic downturn and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.  The severity and length of the economic downturn could impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2009 increased $20,913 (4%) compared to the same period in 2008.  The net increase is attributable to the following:

Increase in field operations and network related costs primarily due to growth in RGUs, lower capitalizable activities and general cost increases	$17,382
Increase in programming costs (including costs of on-demand services) primarily due to rate increases, partially offset by lower subscribers to certain tiers of service, lower pay-per-view costs, and the termination of VOOM’s U.S. domestic programming in January 2009	2,929
Increase in franchise fees due to increase in video revenues	1,091
Decrease in call completion and interconnection costs, taxes and fees (net of related intra-segment eliminations) primarily due to a reduction in certain estimated fee reserves of approximately $2,600 in the first quarter of 2009, partially offset by higher volume due to increased voice customers, other fees and rates	(547)
Intra-segment eliminations	58
$20,913

As a percentage of revenues, technical and operating expenses remained essentially constant for the three months ended March 31, 2009 as compared to the same period in 2008.  Technical and operating expenses consist primarily of programming costs and direct costs associated with providing and maintaining services to our customers.  These costs typically rise as the number of RGUs grow and also due to general inflationary cost increases for employees, contractors, programming rates and other various expenses.  Cost of field operations also increase as the portion of our expenses that we are able to capitalize decreases due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are based on a percentage of certain categories of revenue, primarily video revenue which vary by state and municipality.  These costs change in relation to changes in such categories of revenues.  We expect that our technical and operating expenses will continue to increase in the future.  However, as a percentage of revenues, we expect these costs to remain relatively constant.

Selling, general and administrative expenses increased $12,582 (5%) for the three months ended March 31, 2009 as compared to the same period in 2008.  The net increase is attributable to the following:

Increase in customer related costs primarily due to increased RGUs and general cost increases	$7,995
Increase in sales and marketing costs	3,184
Increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	2,443
Decrease in other general and administrative costs primarily due to severance charges of $2,347 in the first quarter of 2008	(1,092)
Intra-segment eliminations	52
$12,582

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended March 31, 2009 as compared to the same period in 2008.  Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of RGUs grow and also as a result of general inflationary cost increases for employees and other various expenses.  We expect that our customer related costs will continue to increase in relation to increases in RGUs and general inflationary cost increases.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with attracting and retaining customers.  These costs could continue to increase as competition continues to intensify.

Depreciation and amortization decreased $3,843 (2%) for the three months ended March 31, 2009 as compared to the same period in 2008.  The net decrease resulted primarily from certain assets becoming fully depreciated.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Rainbow segment.

	Three Months Ended March 31,
	2009		2008		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Decrease) in Operating Income

Revenues, net	$249,256	100%	$225,150	100%	$24,106
Technical and operating expenses (excluding depreciation, amortization and impairments)	87,618	35	80,430	36	(7,188)
Selling, general and administrative expenses	93,656	38	96,410	43	2,754
Restructuring expense	750	—	361	—	(389)
Depreciation and amortization (including impairments)	28,389	11	20,253	9	(8,136)
Operating income	$38,843	16%	$27,696	12%	$11,147

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended March 31,
	2009	2008
Operating income (loss):
AMC, WE tv and IFC	$68,102	$57,853
Other services	(29,259)	(30,157)
	$38,843	$27,696

Other services primarily consist of Sundance Channel’s operations from the date of acquisition (June 16, 2008), News 12 Networks, IFC Entertainment, VOOM (the U.S. domestic programming of which ceased in January 2009), Rainbow Advertising Sales Corporation (“RASCO”), Rainbow Network Communications (“RNC”) and in the 2008 period included sportskool (sold in September 2008) and Lifeskool (sold in October 2008).  The operating losses from Rainbow’s other services were attributable primarily to News 12 Networks and, to a lesser extent, VOOM, RASCO, and IFC Entertainment.

In January 2009, the U.S domestic programming of VOOM was shut down.  This decision had a favorable impact of $6,396 on the results of operations of our Rainbow segment as the loss of revenues from our VOOM business (VOOM generated $16,088 of revenues in the first quarter of 2008 as compared with $4,054 in the first quarter of 2009, or a decrease of $12,034) was more than offset by the elimination of most operating expenses of VOOM in 2009 (VOOM incurred $27,207 of operating expenses in the first quarter of 2008 as compared with $8,777 in the first quarter of 2009, or a decrease of $18,430).  Currently certain of the VOOM programming continues to be distributed internationally.

Revenues, net for the three months ended March 31, 2009 increased $24,106 (11%) as compared to revenues for the same period in 2008.  The net increase is attributable to the following:

Increase in affiliate fee revenues and other revenues at the AMC, WE tv and IFC businesses resulting primarily from increases in viewing subscribers (see table below) and increases in affiliate fee rates	$10,233
Net increase due to affiliate fee revenues and advertising/sponsorship revenues primarily from Sundance Channel (acquired June 2008) and other revenue at Rainbow’s other services (excluding VOOM), partially offset by a decrease in affiliate revenues following the sale of Lifeskool (October 2008) and sportskool (September 2008) and a decrease in advertising revenues at News 12 Networks and RASCO	20,609
Net increase in advertising/sponsorship revenues at the AMC, WE tv and IFC businesses resulting primarily from higher units sold at AMC	5,298
Decrease in revenues, net due to the Company’s decision in December 2008 to discontinue the U.S. domestic programming of VOOM (January 2009)	(12,034)
$24,106

The decrease in revenues of VOOM was due primarily to the loss of EchoStar’s carriage in May 2008 and, to a lesser extent, the loss of carriage by Cablevision on January 20, 2009.

Revenue increases discussed above are primarily derived from increases in the number of viewing subscribers, increases in affiliate fees rates charged for our services and increases in the level of advertising on our networks.  The following table presents certain viewing subscriber information as of March 31, 2009, December 31, 2008 and March 31, 2008:

	As of March 31, 2009	As of December 31, 2008	As of March 31, 2008
	(in thousands)
Viewing Subscribers:
AMC	86,500	86,100	84,600
WE tv	61,700	61,000	56,900
IFC	49,600	48,900	45,500
Sundance	33,100	30,800		*

*                The Company acquired Sundance Channel on June 16, 2008.

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three months ended March 31, 2009 increased $7,188 (9%) compared to the same period in 2008.  The net increase is attributable to the following:

Increase in programming costs at the AMC, WE tv and IFC businesses primarily due to increased non-film programming costs including costs for the development of original programming and, to a lesser extent, increased amortization of film content primarily at IFC due to a higher volume of licensed program rights	$7,824
Increase in programming costs primarily at AMC due to increased broadband/video-on-demand programming related costs and high-definition formatting costs	2,380
Net increase in programming costs at Rainbow’s other services (excluding VOOM) resulting primarily from the programming costs of Sundance Channel for the three months ended March 31, 2009 and, to a lesser extent, increased content acquisition costs at IFC Entertainment, partially offset by a decrease of programming costs following the sale of Lifeskool (October 2008) and sportskool (September 2008)	9,006
Decrease of programming costs at VOOM due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM in January 2009	(12,022)
$7,188

As a percentage of revenues, technical and operating expenses decreased 1% during the three months ended March 31, 2009 as compared to the same period in 2008.

There may be significant changes in the level of our expenses from quarter to quarter and/or moderate changes year to year due to content acquisition and/or original programming costs.  As additional competition for content increases from programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and/or original programming may increase.

Selling, general and administrative expenses decreased $2,754 (3%) for the three months ended March 31, 2009 compared to the same period in 2008.  The net decrease is attributable to the following:

Decrease in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses primarily related to a decrease in the volume of original series premieres in 2009 as compared to 2008 and the marketing and promotion costs associated with such original series premieres	$(7,910)
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services (excluding VOOM) primarily related to marketing and promotional activities of Sundance Channel for the three months ended March 31, 2009, partially offset by a decrease in costs following the sale of Lifeskool (October 2008) and sportskool (September 2008)	6,336
Decrease in selling, general and administrative expenses at VOOM due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM in January 2009	(6,858)
Net increase in administrative costs due primarily to the costs of Sundance Channel for the three months ended March 31, 2009	3,440
Net increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	2,238
$(2,754)

As a percentage of revenues, selling, general and administrative expenses decreased 5% for the three months ended March 31, 2009 as compared to the same period in 2008 which is a result of increased marketing costs associated with a higher number of original series premieres for the three month period ended March 31, 2008 as compared to the same period in 2009.

There may be significant changes in the level of our expenses from quarter to quarter due to the timing of promotion and marketing of original programming and the number of premieres that occur during a quarter.  The decrease in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses for the three month period ended March 31, 2009 compared to the same period in 2008 is not indicative of the full year results for the year ending December 31, 2009 as the Company plans to spend comparable amounts to those for the full 2008 year for the marketing and promotion of original programming.

Restructuring expense of $750 for the three month period ended March 31, 2009 represents primarily the additional impairment of program rights of $660 due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM.  Restructuring expense of $361 for the three months ended 2008 represents primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

The Company currently anticipates that it will recognize up to an additional $5,000 of impairment losses during 2009 associated with off balance sheet programming and other commitments related to the decision to discontinue the U.S. domestic programming of VOOM.

Depreciation and amortization (including impairments) increased $8,136 (40%) for the three months ended March 31, 2009 as compared to the same period in 2008.  Amortization of intangible assets increased $7,510 for the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to the amortization of identifiable intangible assets acquired in connection with the acquisition of Sundance Channel.  Depreciation expense increased $626 for the three months ended March 31, 2009 as compared to the same period in 2008 primarily attributable to depreciation expense of certain acquired assets in connection with the acquisition of the Sundance Channel for the three months ended March 31, 2009 and an increase in depreciation expense at RNC and News 12 Networks, partially offset by a decrease in depreciation expense at VOOM.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Madison Square Garden segment.

	Three Months Ended March 31,
	2009		2008		(Increase)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Operating Loss

Revenues, net	$271,259	100%	$265,079	100%	$6,180
Technical and operating expenses (excluding depreciation and amortization)	200,173	74	209,992	79	9,819
Selling, general and administrative expenses	57,560	21	59,863	23	2,303
Depreciation and amortization	15,728	6	14,957	6	(771)
Operating loss	$(2,202)	(1)%	$(19,733)	(7)%	$17,531

Revenues, net for the three months ended March 31, 2009 increased $6,180 (2%) as compared to revenues for the same period in 2008.  This net increase is attributable to the following:

Net higher network affiliate fees, primarily from third parties	$9,429
Higher team related revenues	4,358
Net lower revenues from entertainment events	(6,748)
Lower network other revenue, primarily from decreased advertising sales	(917)
Other net increases	58
$6,180

The increase in network affiliate revenues reflects the impact of contractual rate increases, contract renewals, and subscriber counts, which took effect since the first quarter of 2008.  These increases are expected to result in similar quarterly affiliate revenue increases during the remainder of 2009 as compared to the respective periods of 2008.  Higher team related revenues result primarily from higher New York Rangers ticket sales in the first quarter of 2009 as compared to the same period in 2008.  Lower entertainment revenues in the first quarter of 2009 as compared to the same period in 2008 resulted primarily from a boxing match in the first quarter of 2008 that was co-promoted by Madison Square Garden, with no comparable event in the first quarter of 2009.

Madison Square Garden’s revenues are highly dependent on our customers’ discretionary entertainment spending.  In addition, our entertainment business is dependent on the number of events presented in our venues by Madison Square Garden and by third parties.  For the three months ended March 31, 2009, we have seen a reduction in the renewal of certain of our suite licenses and a lower level of arena event bookings reflecting the current economic environment.

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2009 decreased $9,819 (5%) as compared to the same period in 2008.  This decrease is attributable to the following:

Lower variable costs associated with the lower net revenues from entertainment events noted above	$(5,700)
Lower networks operating costs	(3,986)
Lower provision for National Basketball Association’s luxury tax (excluding impact of certain team personnel transactions referred to below)	(2,498)
Lower net provisions for certain team personnel transactions (including the impact of luxury tax)	(2,350)
Higher other team operating expenses, primarily team player contractual increases, offset in part by higher anticipated insurance proceeds related to an injured player	3,513
Other net increases, primarily venue related operating costs	1,202
$(9,819)

Lower network operating costs in the first quarter of 2009 as compared to the same period in 2008 resulted primarily from lower operating costs at Fuse.  We currently anticipate that network operating costs will also be lower for the full year 2009 as compared to 2008.  Excluding the impact from team player transactions (i.e. waivers, career or season ending injuries) that occurred in the first quarter of 2009 as compared to the same period of 2008, luxury tax costs for the first quarter of 2009 were lower than the same period in 2008 due to a provision recorded in the fourth quarter of 2008 for a player who experienced a career ending injury in that year.

In May 2009, Madison Square Garden entered into a separation agreement with a team executive and in the second quarter of 2009 it expects to record a provision of approximately $15,000 related to this agreement.

As a percentage of revenues, technical and operating expenses decreased 5% during the three months ended March 31, 2009 as compared to the same period in 2008.

Selling, general, and administrative expenses for the three months ended March 31, 2009 decreased $2,303 (4%) as compared to the same period in 2008.  This decrease is attributable to the following:

Lower legal and other professional fees	$(10,195)
Lower expenses relating to Cablevision’s long-term incentive plan	(1,801)
Lower advertising and promotion expenses, primarily at the networks	(1,164)
Higher employee salaries and related benefits	9,983
Other net increases, primarily due to higher rent expense	874
$(2,303)

Legal and professional fees were lower in the first quarter of 2009 as compared to the same period in 2008, primarily due to the settlement of the NHL litigation in the first quarter of this year and the absence of spending in 2009 on certain real estate related initiatives.  Currently, full year legal fees are expected to be significantly lower in 2009 as compared to 2008.  Higher employee salaries and related benefits primarily reflect higher severance costs in the first quarter of 2009 as compared to the same period in the prior year and the impact of salary increases.  Partially offsetting this increase was the lower level of long-term incentive plan expense in the first quarter of 2009 as compared to 2008 resulting from the reversal of accruals related to certain terminated employees’ unvested accrued incentive awards.

As a percentage of revenues, selling, general and administrative expenses decreased 2% during the three months ended March 31, 2009 as compared to the same period in 2008.

Depreciation and amortization for the three months ended March 31, 2009 increased $771 (5%) as compared to the same period in 2008.  Depreciation expense increased $1,334 for the three months ended March 31, 2009 compared to the same period in 2008 resulting primarily from the acceleration of depreciation of certain Madison Square Garden arena assets due to its planned renovation and higher depreciation expense resulting from new asset additions.  Amortization of intangible assets decreased $563 for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to certain intangible assets becoming fully amortized in the first quarter of 2008.

Newsday

The table below sets forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment for the three months ended March 31, 2009.

	For the three months ended March 31, 2009
	Amount	% of Net Revenues

Revenues, net	$83,416	100%
Technical and operating expenses (excluding depreciation and amortization)	55,694	67
Selling, general and administrative expenses	27,699	33
Depreciation and amortization	7,234	9
Operating loss	$(7,211)	(9)%

Revenues, net for the three months ended March 31, 2009 amounted to $83,416 and are comprised of the following:

	For the three months ended March 31, 2009
	Amount	% of Net Revenues

Advertising revenue, net	$62,443	75%
Circulation revenue, net	19,449	23
Other revenue, net	1,524	2
Revenues, net	$83,416	100%

Newsday’s advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.

A newspaper’s circulation is the number of copies it distributes on an average day.  Circulation revenue is comprised of home delivery subscriptions, single copy sales at the newsstand or local retail outlets and a small amount associated with Newspaper in Education programs whereby newspapers are delivered to local schools for education programs.  On April 15, 2009, Newsday filed its most recent Publishers statement with the Audit Bureau of Circulation which indicated total paid circulation for the six-month period ended March 29, 2009 of approximately 368,000 on weekdays, approximately 328,000 on Saturdays and approximately 427,000 on Sundays.  Paid circulation for weekdays, Saturdays and Sundays declined 3.0%, 3.3% and 3.4%, respectively, as compared to the same period in the prior year.

Advertising revenue, net for the three months ended March 31, 2009 are comprised of the following:

	For the three months ended March 31, 2009
	Amount	% of Net Revenues

Retail	$28,977	47%
National	15,188	24
Classified	18,278	29
Advertising revenue, net	$62,443	100%

Newsday has experienced declines in several of its advertising revenue categories for the first quarter of 2009 as compared to the same period in the prior year as a result of the continuing economic downturn with the most significant of these declines in the real estate, automotive, job recruitment and home repair and improvement advertising categories.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2009 amounted to $55,694 or 67% of revenues, net.  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.  Circulation and distribution expenses (excluding employee compensation and benefits) for the three months ended March 31, 2009 were $14,059 or 25% of technical and operating expenses.  Newsprint and ink expenses for the three months ended March 31, 2009 were $11,505 or 21% of technical and operating expenses.  Newsday is reconfiguring its newspaper presses to reduce newsprint and operating supply costs through reducing the size of the newspaper.  This project is expected to be completed in the second quarter of 2009 and is expected to reduce newsprint costs.  Included within technical and operating expenses for the three months ended March 31, 2009 are severance costs of $234 related to workforce reductions in the production area as a result of ongoing cost containment initiatives.

Selling, general, and administrative expenses for the three months ended March 31, 2009 amounted to $27,699 or 33% of revenues, net.  Selling, general, and administrative expenses include primarily direct sales expenses and costs of facilities, information systems, finance, and research and promotion.  Direct sales expenses accounted for approximately 38% of selling, general, and administrative expenses and are directly linked to advertising revenues.  Included within selling, general and administrative expenses for the three months ended March 31, 2009 are severance costs of $237 related to workforce reductions primarily in the facilities and information system departments as a result of ongoing cost containment initiatives.

Depreciation and amortization for the three months ended March 31, 2009 amounted to $7,234 and represents the depreciation of property and equipment and the amortization of definite-lived intangible assets acquired in connection with the Newsday transaction on July 29, 2008.  Included within depreciation expense is $2,012 related to depreciation expense associated with the decreased remaining useful lives of two presses that are expected to be taken out of service by June 2009.

CSC HOLDINGS, INC.

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

•                 Interest expense of $30,189 and $33,395 for the three months ended March 31, 2009 and 2008, respectively, relating to Cablevision senior notes issued in April 2004 included in Cablevision’s consolidated statements of operations,

•                 Interest income of $35 and $231 for the three months ended March 31, 2009 and 2008, respectively, related to cash held at Cablevision,

•                 Interest income of $15,513 included in CSC Holdings’ consolidated statements of operations for the three months ended March 31, 2009 related to interest on 8% senior notes due 2012 and the accretion of the discount related to the notes issued by Cablevision in connection with the Newsday Transaction contributed to CSC Holdings (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision),

•                 Write-off of deferred financing costs of $72 and loss on extinguishment of debt of $498 for the three months ended March 31, 2009 related to the repurchase of a portion of Cablevision’s April 2009 senior notes pursuant to a tender offer, and

•                 Income tax benefit (expense) of $19,060 and $14,278 for the three months ended March 31, 2009 and 2008, respectively, included in Cablevision’s consolidated statements of operations related to the items listed above.

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION - CABLEVISION

Operating Activities

Net cash provided by operating activities amounted to $354,093 for the three months ended March 31, 2009 compared to $261,344 for the three months ended March 31, 2008.  The 2009 cash provided by operating activities resulted from $298,995 of income before depreciation and amortization (including impairments), $151,197 of non-cash items and an $86,288 decrease in current and other assets.  Partially offsetting these increases was a decrease of $83,956 in accounts payable and accrued liabilities, a $58,609 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights, and a $39,822 decrease in deferred revenue.

The 2008 cash provided by operating activities resulted from $232,764 of income before depreciation and amortization (including impairments), $140,141 of non-cash items, $44,665 from an increase in accounts payable and $21,678 from a decrease in current and other assets.  Partially offsetting these increases, were decreases in cash resulting from a $83,000 decrease in accrued and other liabilities, a $43,219 increase in program rights resulting primarily from the acquisition of and payment obligations relating to programming rights, $44,958 from a decrease in deferred revenue and a $6,727 decrease in program rights obligations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $186,845 compared to $194,684 for the three months ended March 31, 2008.  The 2009 investing activities consisted primarily of $183,768 of capital expenditures ($162,303 of which relate to our Telecommunications Services segment) and other net cash payments of $3,077.

The 2008 investing activities consisted primarily of $193,460 of capital expenditures ($175,576 of which related to our Telecommunications Services segment) and other net cash payments aggregating $1,224.

Financing Activities

Net cash used in financing activities amounted to $145,005 for the three months ended March 31, 2009 compared to $28,743 for the three months ended March 31, 2008.  In 2009, the Company’s financing activities consisted primarily of $973,681 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $87,500, dividend payments to common shareholders of $29,082, additions to deferred financing costs of $27,115 and other net cash payments of $1,302, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

In 2008, the Company’s financing activities consisted primarily of repayments of bank debt of $27,500 and other net cash payments of $1,243.

CASH FLOW DISCUSSION - CSC HOLDINGS

Operating Activities

Net cash provided by operating activities amounted to $360,895 for the three months ended March 31, 2009 compared to $261,434 for the three months ended March 31, 2008.  The 2009 cash provided by operating activities resulted from $326,172 of income before depreciation and amortization (including impairments), $165,756 of non-cash items and an $86,065 decrease in current and other assets.  Partially offsetting these increases was a decrease of $106,228 in accounts payable and accrued liabilities, a $58,609 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights, a $39,822 decrease in deferred revenue and an increase in advances to affiliates of $12,439.

The 2008 cash provided by operating activities resulted from $251,650 of income before depreciation and amortization (including impairments), $152,538 of non-cash items, $44,665 from an increase in accounts payable and $21,970 from a decrease in current and other assets.  Partially offsetting these increases, were decreases in cash resulting from a $114,485 decrease in accrued and other liabilities, a $43,219 increase in program rights resulting primarily from the acquisition of and payment obligations relating to programming rights, $44,958 from a decrease in deferred revenue and a $6,727 decrease in program rights obligations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $186,845 compared to $194,684 for the three months ended March 31, 2008.  The 2009 investing activities consisted primarily of $183,768 of capital expenditures ($162,303 of which relate to our Telecommunications Services segment) and other net cash payments of $3,077.

The 2008 investing activities consisted primarily of $193,460 of capital expenditures ($175,576 of which related to our Telecommunications Services segment) and other net cash payments aggregating $1,224.

Financing Activities

Net cash used in financing activities amounted to $261,237 for the three months ended March 31, 2009 compared to $29,269 for the three months ended March 31, 2008.  In 2009, the Company’s financing activities consisted primarily of $776,914 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $87,500, dividend payments to Cablevision of $619,270, additions to deferred financing costs of $27,115 and other net cash payments of $1,358, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

In 2008, the Company’s financing activities consisted primarily of repayments of bank debt of $27,500 and other net cash payments of $1,769.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group Class A common stock, Cablevision NY Group Class B common stock and approximately $1,682,000 of debt securities (after the repayment of the Cablevision senior notes due April 2009 of $303,731), including $1,000,000 held by third party investors and approximately $682,000 (with a fair value of approximately $650,000 at the date of contribution on July 29, 2008, in connection with the Newsday Transaction (see Note 4 of the condensed consolidated financial statements)), which were contributed to CSC Holdings and are now held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $682,000 of notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

Funding for the debt service requirements of our debt securities is provided by our subsidiaries’ operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings’ credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services LLC (“RNS”) and the proceeds from the issuance of securities in the capital markets.  The decision of the Company as to the use of cash on hand, cash generated from operating activities and borrowings under bank credit facilities of the Restricted Group and RNS will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, the Company will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet its future cash funding requirements.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

We have assessed the implications of the recent distress in the capital and credit markets on our ability to repay our scheduled debt maturities over the next twelve months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled debt maturities totaling $757,510 as of March 31, 2009 ($303,731 of which was repaid on April 1, 2009).  However, continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings’ and

RNS revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

In the longer term, the Company does not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay its debt at maturity.  As a result, it will be dependent upon its ability to access the credit markets.  We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating dividend payments or other discretionary uses of cash.

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the three months ended March 31, 2009:

	Restricted Group	Rainbow National Services	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (b)	Total Cablevision

Bank debt	$4,232,500	$683,750	$650,000	$—	$5,566,250	$—	$—	$5,566,250
Capital lease obligations	—	12,468	1,657	46,366	60,491	—	—	60,491
Note payable	3,894	—	—	—	3,894	—	—	3,894
Senior notes and debentures	4,195,821	299,081	—	—	4,494,902	1,958,717	(654,986)	5,798,633
Senior subordinated notes	—	323,627	—	—	323,627	—	—	323,627
Collateralized indebtedness relating to stock monetizations	—	—	—	438,365	438,365	—	—	438,365
Total debt	$8,432,215	$1,318,926	$651,657	$484,731	$10,887,529	$1,958,717	$(654,986)	$12,191,260

Interest expense	$120,522	$19,324	$16,191	$8,929	$164,966	$45,702	$(15,513)	$195,155
Capital expenditures	$160,310	$194	$2,118	$21,146	$183,768	$—	$—	$183,768

(a)                    CSC Holdings has guaranteed Newsday’s obligation under the $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)                     Represents the elimination of the accreted value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.

The following table provides details of the Company’s capital expenditures for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Capital Expenditures

Consumer premise equipment	$101,033	$112,572
Scalable infrastructure	22,088	26,218
Line extensions	6,905	7,645
Upgrade/rebuild	3,450	1,319
Support	14,134	10,724
Total Cable Television	147,610	158,478
Optimum Lightpath	14,693	17,098
Total Telecommunications	162,303	175,576
Rainbow	1,671	5,429
Madison Square Garden	14,806	8,282
Newsday	2,118	—
Other (Corporate, Theatres and PVI)	2,870	4,173
Total Cablevision	$183,768	$193,460

Restricted Group

As of March 31, 2009, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers and 2.8 million digital video customers), and high-speed data service (which encompasses approximately 2.5 million customers), and our VoIP services operations (which encompasses approximately 1.9 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include:  capital spending, in particular, the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; distributions to Cablevision to fund dividends payable to stockholders of CNYG Class A and CNYG Class B common stock; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  After giving effect to the cash tender offers (see Note 11 of condensed consolidated financial statements), and the repayment of the April Notes aggregating $303,731, we currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months, including the repayment of the July Notes and August Debentures aggregating $143,779 and term loan repayments aggregating $285,000 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under the Restricted Group’s credit facility.

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility.  The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of

March 31, 2009, $54,949 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $945,051 of the revolver was undrawn and was available to be drawn to meet the net funding and investment requirements of the Restricted Group.  The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in March 2013.  The revolver has no required interim repayments.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $62,500 in 2009 and 2010 and $100,000 in 2011.  The $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013.  The borrowings under the Restricted Group credit facility may be repaid without penalty at anytime.  Outstanding borrowings under the term A-1 loan facility and term B loan facility were $837,500 and $3,395,000 respectively, at March 31, 2009.  The weighted average interest rates as of March 31, 2009 on borrowings under the term A-1 loan facility and term B loan facility were 1.556% and 2.306%, respectively.

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

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of March 31, 2009.

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  In addition, we incurred estimated financing costs of $16,278.  A portion of the proceeds was used in connection with the tender offers discussed below and to repay the remaining outstanding Cablevision April Notes.  The remaining proceeds will be used to partially redeem the upcoming CSC Holdings July Notes and August Debentures.

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  In addition, we incurred estimated financing costs of $10,837.  A portion of the proceeds was used in connection with the tender offers discussed below and to repay the remaining outstanding Cablevision April Notes.  The remaining proceeds will be used to partially redeem the upcoming CSC Holdings July Notes and August Debentures.

On February 13, 2009, Cablevision announced that it commenced a cash tender offer for its outstanding $500,000 face amount of floating rate senior notes due April 1, 2009 (“April Notes”) for total consideration of $1,002.50 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $997.50 per $1,000.00 principal amount of notes plus an early tender premium of $5.00 per $1,000.00 principal amount of notes.  Concurrently, CSC Holdings announced that it commenced a cash tender offer for (1) its outstanding $500,000 face amount of 8-1/8% senior notes due July 15, 2009 (“July Notes”) for total consideration of $1,022.84 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of notes plus an early tender premium of $22.84 per $1,000.00 principal amount of notes, and (2) its outstanding $400,000 face amount of 8-1/8% senior debentures due August 15, 2009 (“August Debentures”) for total consideration of $1,027.63 per $1,000.00 principal amount of debentures tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of debentures plus an early tender premium of $27.63 per $1,000.00 principal amount of debentures. Holders were to tender their securities by 11:59 p.m., New York City time, on February 27, 2009, to be eligible to receive the applicable total consideration.  Holders who had tendered their securities after such time and prior to the March 13, 2009 expiration date were eligible to receive the applicable tender offer consideration, which was the total consideration less the early tender premium.

Pursuant to the tender offers, the Company repurchased $196,269 aggregate principal amount of the April Notes, $449,430 aggregate principal amount of the July Notes and $306,791 aggregate principal amount of the August Debentures.  The total amount validly tendered represented 39.3% of the outstanding principal amount of April Notes, 89.9% of the outstanding principal amount of the July Notes, 76.7% of the outstanding principal amount of the August Debentures, and 68.0% of the outstanding principal amount of all senior notes and debentures that were subject to the cash tender offers.  As of March 31, 2009, $303,731, $50,570, and $93,209 were outstanding under the April Notes, July Notes and August Debentures, respectively.  Cablevision repaid the remaining outstanding balance of its April Notes aggregating $303,731 upon their maturity on April 1, 2009 with cash on hand.

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

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the CSC Holdings) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts are not designated as hedges for accounting purposes.

The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2009*
March 2010	$1,100,000	3.65%	1.31%
June 2012	$2,600,000	4.86%	1.31%

*                               Represents the floating rate received by the Company under its interest rate swap contracts at March 31, 2009 and does not represent the rates to be received by the Company on future payments.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary owns the Company’s AMC, WE tv and IFC programming operations.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS, and borrowings under its revolving credit facilities.  RNS’ principal uses of cash include:  net funding and investment requirements of other Rainbow programming entities including the continuing international operations of the VOOM HD Networks and News 12 Networks and the debt service of RNS.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $25,000 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facilities.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS credit facility currently outstanding.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at March 31, 2009.

Outstanding borrowings under the term A loan facility and the original revolving credit facility were $468,750 and $215,000, respectively, at March 31, 2009.  At March 31, 2009, the weighted average interest rate on both the term A loan facility and amounts drawn under the original revolving credit facility was 1.556%.  As of March 31, 2009, $215,000 of the RNS revolving credit facility was drawn and RNS had $365,000 in total undrawn revolver commitments consisting of $85,000 under its original revolver and $280,000 under the Incremental Revolver, which undrawn amounts were available to be drawn to meet the net funding and investment requirements of RNS.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of March 31, 2009.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

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

The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2009*
November 2009	$450,000	1.84%	0.56%

*                               Represents the floating rate received by RNS under its interest rate swap contracts at March 31, 2009 and does not represent the rates to be received by RNS on future payments.

As a result of the CSC Holdings and RNS interest rate swap transactions, the interest rate paid on approximately 90% of the Company’s debt (excluding capital leases and collateralized indebtedness) as of March 31, 2009 is effectively fixed (55% being fixed rate obligations and 35% is effectively fixed through utilization of these interest rate swap contracts).  After giving effect to the repayment of Cablevision’s remaining April Notes, the interest rate to be paid on approximately 92% of the Company’s debt will be effectively fixed (56% being fixed rate obligations and 36% through utilization of interest rate swap contracts).

Madison Square Garden

Madison Square Garden does not currently have a credit facility in place.  We currently expect Madison Square Garden’s funding requirements for the next 12 months to be met by its cash on hand and cash from operations.

The Company previously announced its intent to move forward with a major arena renovation plan and that it expected to spend approximately $500,000 through 2011 on this project.  The pre-construction planning of this renovation continues and the Company, with the advice of its consultants, continues to review all aspects of the project to improve the renovation plans to mitigate project risks and to ensure efficiencies in all aspects of costs, planning, feasibility, and project-phasing.  The Company’s current expectation is that the ultimate estimated cost of the renovation will be higher than the estimate previously announced, and that the time period necessary for the renovation will extend beyond the 2011 estimate originally announced.  In order to most efficiently complete the renovation, it will be a year round project, the pre-construction planning of which is already well underway. The Company’s goal is to minimize disruption to current operations, and to achieve this, Madison Square Garden will remain open for the New York Knicks and New York Rangers seasons, while the Company sequences the construction to ensure that we are maximizing our efforts when we close the arena during summer months. The Company’s current expectation is that the lower bowl of the arena will be open for the 2011-2012 seasons, and that the upper bowl will be open for the 2012-2013 seasons.  Although a definitive plan, final cost estimate and timeline have not yet been determined, it is management’s intention to finance the renovation with the existing resources of Madison Square Garden.  To the extent that management determines that outside financing is required or desirable, it intends to raise that financing at Madison Square Garden. The Company expects that the estimated costs associated with the project’s overall design and the development of its budget and timeline over the next twelve months will be met from cash on hand and cash flow from operations at Madison Square Garden.  Although the Company continues to proceed with the arena renovation plan, there can be no assurance that a renovation will occur or what the cost or timeline of any renovation may be.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday has a $650,000 senior secured credit facility that is rated B1 with a stable outlook by Moody’s and BB+ by Standard & Poor’s, and is comprised of two components: a $525,000 9.75% fixed rate term loan facility and a $125,000 floating rate term loan facility.  In February 2009, Standard and Poor’s placed the BB+ rating on Newsday’s senior secured debt on CreditWatch with negative implications.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The interest rate on the floating rate term loan facility is the Eurodollar rate (as defined) plus 5.50%, and at March 31, 2009 was approximately 6.60%.

The principal financial covenant for the senior secured credit facility is an interest coverage ratio of 1.1 to 1.0.  The senior secured credit facility also contains other affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC Holdings under the Newsday LLC senior secured credit facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of March 31, 2009.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

Monetization Contract Maturities

In March 2009, monetization contracts covering 2,732,184 shares of Comcast stock matured.  We settled our obligations under the related Comcast collateralized indebtedness, net of the value of the related equity derivative contracts, by delivering cash from the net proceeds of new monetization transactions covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

During the next twelve months, monetization contracts covering 8,006,625 shares of Comcast Corporation mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Recent Events

On February 25, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on March 31, 2009 which was paid to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of March 9, 2009.

On February 25, 2009, CSC Holdings declared a dividend payable to Cablevision of approximately $552,000.  The proceeds were used to fund Cablevision’s dividend payable on March 31, 2009 and to fund Cablevision’s repurchase of a portion of its floating rate senior notes due April 1, 2009 pursuant to the tender offer completed in March 2009 ($196,269) and to repay the remaining outstanding balance of its floating rate senior notes upon their maturity ($303,731).  In addition, on March 27, 2009, CSC Holdings paid a dividend of $67,284 to Cablevision which it used to fund interest payments on certain of its senior notes.

On May 6, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on June 9, 2009 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 18, 2009.

On May 6, 2009, the Board of Directors of Cablevision authorized the Company’s management to explore the spin-off of its Madison Square Garden business.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

To manage interest rate risk, we have entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2009, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 amends FASB Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for the Company beginning for the quarter ending June 30, 2009. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for the Company beginning for the quarter ending June 30, 2009. The Company does not expect the adoption of FSP No. FAS 115-2 to have a material effect on its condensed consolidated financial statements.

In April 2009, the FASB issued FASB FSP No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The disclosure requirements of FSP No. FAS 107-1 and APB No. 28-1 will be required to be included in the Company’s interim condensed consolidated financial statements for the three and six months ended June 30, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The disclosure requirements of FSP No. FAS 132(R)-1 will be required to be included in the Company’s consolidated financial statements beginning for the year ending December 31, 2009.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2009, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $438,365 at March 31, 2009.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of March 31, 2009, the fair value and the carrying value of our holdings of Comcast common stock aggregated $292,954.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $29,295.  As of March 31, 2009, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $159,689, a net receivable position.  For the three months ended March 31, 2009, we recorded a net gain on our outstanding equity derivative contracts of $58,625 and recorded unrealized and realized losses of $69,588 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2008, net receivable position	$113,737
Change in fair value, net	58,625
Settlement of contracts	(12,673)
Fair value as of March 31, 2009, net receivable position	$159,689

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High

Comcast	8,006,625	2009	$21.21 - $27.49	$25.45	$32.99
	8,069,934	2010	$20.03 - $22.07	$30.04	$33.10
	5,401,059	2011	$13.16 - $16.14	$15.79	$20.98

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

In addition, at March 31, 2009, the Company had other investment securities with a carrying value of approximately $1,960.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $196.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2009, the fair value of our fixed rate debt of $6,705,447 was less than its carrying value of $6,781,893 by $76,446.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2009 would increase the estimated fair value of our fixed rate debt by $230,433 to $6,935,880.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Swap Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  The Company monitors the financial institutions that are counterparties to our interest rate swap contracts and we diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  Our interest rate swap contracts have been entered into by CSC Holdings and RNS.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of existing contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000.  As of March 31, 2009, these interest rate swap contracts had a fair value and carrying value of $276,737, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at March 31, 2009 would increase our liability under these derivative contracts by approximately $88,168 to a liability of $364,905.

For the three months ended March 31, 2009, we recorded a net loss on interest swap contracts of $33,732, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2008, a net liability position	$(265,937)
Change in fair value, net	(10,800)
Fair value as of March 31, 2009, a net liability position	$(276,737)

Change in fair value, net	$(10,800)
Realized loss resulting from net cash payments	(22,932)

Net loss on interest rate swap contracts	$(33,732)

On March 24, 2009, the Company’s remaining prepaid interest rate swap matured.  At March 31, 2009, the Company had no outstanding prepaid interest rate swaps.  For the three months ended March 31, 2009, we recorded a net loss on such interest swap contract of $4.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control

During the three months ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the lawsuit filed by the Official Committee of Unsecured Creditors of TW, Inc. (former operator of the Wiz consumer electronics business), described on page 37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  In March 2009, the bankruptcy court approved the settlement of this action.  Pursuant to the settlement, the Company made a payment of $0.9 million in April 2009 and the action has been dismissed.

Reference is made to the lawsuit filed by Madison Square Garden, L.P. (“MSG”) against the National Hockey League and certain related entities (“the NHL”), described on pages 40-41 of the Company’s 2008 Form 10-K.  In March 2009, the parties entered into a settlement agreement, and this action has been dismissed.

Item 6.		Exhibits

(a)	Index to Exhibits.

	4.1	Indenture, dated as of January 13, 2009 relating to CSC Holdings Inc. $844,000,000 8-1/2% Senior Notes due 2014.

	4.2	Indenture, dated as of February 12, 2009 relating to CSC Holdings Inc. $526,000,000 8-5/8% Senior Notes due 2019.

	31.1	Section 302 Certification of the CEO

	31.2	Section 302 Certification of the CFO

	32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	May 7, 2009		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.