Form 10-Q
period 2009-06-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2009-07-30
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒ No ☐	Yes ☐ No ☒	Yes ☐ No ☒	Yes ☐ No ☒
CSC Holdings, Inc.	Yes ☐ No ☒	Yes ☐ No ☒	Yes ☒ No ☐	Yes ☐ No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐ No ☒
CSC Holdings, Inc.	Yes ☐ No ☒

Number of shares of common stock outstanding as of July 23, 2009:

Cablevision NY Group Class A Common Stock -	246,558,944
Cablevision NY Group Class B Common Stock -	54,873,351
CSC Holdings, Inc. Common Stock -	12,825,631

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.                 FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2009 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

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

•                  developments in the government investigations related to past practices of the Company in connection with grants of stock options and stock appreciation rights;

•                  the outcome of litigation and other proceedings, including the matters described under Part II, Item 1. Legal Proceedings and Note 18 of the condensed consolidated financial statements;

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

Item 1.                    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$406,902	$322,755
Restricted cash	13,748	10,720
Accounts receivable, trade (less allowance for doubtful accounts of $26,487 and $22,082)	556,782	604,801
Prepaid expenses and other current assets	217,817	233,166
Program rights, net	174,595	157,277
Deferred tax asset	407,611	285,305
Investment securities pledged as collateral	155,605	181,271
Derivative contracts	95,092	63,574
Total current assets	2,028,152	1,858,869

Property, plant and equipment, net of accumulated depreciation of $8,204,029 and $7,778,359	3,357,438	3,472,640
Notes and other receivables	38,800	45,485
Investment securities pledged as collateral	155,605	181,271
Derivative contracts	32,181	50,163
Other assets	126,243	131,012
Program rights, net	478,576	495,219
Deferred carriage fees, net	107,390	118,593
Affiliation, broadcast and other agreements, net of accumulated amortization of $543,677 and $520,784	540,056	581,422
Other amortizable intangible assets, net of accumulated amortization of $146,199 and $127,273	212,895	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,702	1,100,333
Deferred financing and other costs, net of accumulated amortization of $83,638 and $94,616	147,056	134,089
	$9,307,950	$9,383,208

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$390,545	$385,966
Accrued liabilities	802,752	895,517
Deferred revenue	171,528	182,155
Program rights obligations	128,219	127,271
Liabilities under derivative contracts	26,426	3,327
Bank debt	310,000	310,000
Collateralized indebtedness	246,516	234,264
Capital lease obligations	5,457	5,318
Notes payable	1,558	6,230
Senior notes and debentures	143,775	148,881
Total current liabilities	2,226,776	2,298,929

Deferred revenue	16,012	13,235
Program rights obligations	320,114	342,373
Liabilities under derivative contracts	205,323	263,240
Other liabilities	444,049	374,837
Deferred tax liability	322,334	160,510
Bank debt	5,148,750	5,343,750
Collateralized indebtedness	176,263	214,474
Capital lease obligations	53,717	56,531
Senior notes and debentures due in 2009	—	1,250,920
Senior notes and debentures due after 2009	5,355,157	4,096,491
Senior subordinated notes	323,691	323,564
Total liabilities	14,592,186	14,738,854

Commitments and contingencies

Redeemable noncontrolling interests	12,293	12,012

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 272,444,616 and 267,249,234 shares issued and 246,312,770 and 242,258,240 shares outstanding	2,724	2,672
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,873,351 shares issued and outstanding	549	549
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	106,149	132,425
Accumulated deficit	(4,926,914)	(5,035,286)
	(4,817,492)	(4,899,640)
Treasury stock, at cost (26,131,846 and 24,990,994 CNYG Class A common shares)	(445,127)	(433,326)
Accumulated other comprehensive loss	(33,700)	(35,025)
Total stockholders’ deficiency	(5,296,319)	(5,367,991)
Noncontrolling interest	(210)	333
Total deficiency	(5,296,529)	(5,367,658)
	$9,307,950	$9,383,208

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues, net	$1,875,745	$1,707,835	$3,788,417	$3,438,784

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	784,071	707,305	1,661,662	1,506,460
Selling, general and administrative	478,223	422,387	934,899	845,326
Restructuring expense (credits)	4,028	(2,003)	3,856	(1,613)
Depreciation and amortization (including impairments)	272,969	287,622	551,960	548,614
	1,539,291	1,415,311	3,152,377	2,898,787

Operating income	336,454	292,524	636,040	539,997

Other income (expense):
Interest expense	(189,070)	(186,543)	(384,225)	(398,196)
Interest income	1,462	4,567	4,191	9,216
Gain (loss) on investments, net	18,390	(110,751)	(51,892)	(89,135)
Gain (loss) on equity derivative contracts, net	(15,887)	65,801	42,738	67,221
Gain (loss) on interest rate swap contracts, net	13,907	114,240	(19,829)	7,910
Write-off of deferred financing costs	—	—	(549)	—
Loss on extinguishment of debt	(187)	(2,424)	(21,495)	(2,424)
Miscellaneous, net	2,640	(6)	3,548	1,160
	(168,745)	(115,116)	(427,513)	(404,248)
Income from continuing operations before income taxes	167,709	177,408	208,527	135,749
Income tax expense	(80,650)	(84,607)	(100,432)	(70,121)
Income from continuing operations	87,059	92,801	108,095	65,628
Loss from discontinued operations, net of taxes	—	(503)	(18)	(976)
Net income	87,059	92,298	108,077	64,652
Net loss (income) attributable to noncontrolling interests	(51)	2,396	148	(509)
Net income attributable to Cablevision Systems Corporation shareholders	$87,008	$94,694	$108,225	$64,143

Basic net income per share:
Income from continuing operations attributable to Cablevision Systems Corporation shareholders	$0.30	$0.33	$0.37	$0.22
Loss from discontinued operations attributable to Cablevision Systems Corporation shareholders	$—	$—	$—	$—
Net income attributable to Cablevision Systems Corporation shareholders	$0.30	$0.33	$0.37	$0.22

Basic weighted average common shares (in thousands)	291,121	290,132	290,946	290,041

Diluted net income per share:
Income from continuing operations attributable to Cablevision Systems Corporation shareholders	$0.29	$0.32	$0.37	$0.22
Loss from discontinued operations attributable to Cablevision Systems Corporation shareholders	$—	$—	$—	$—
Net income attributable to Cablevision Systems Corporation shareholders	$0.29	$0.32	$0.37	$0.22

Diluted weighted average common shares (in thousands)	297,726	294,949	296,079	294,604

Amounts attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations, net of taxes	$87,008	$95,197	$108,243	$65,119
Loss from discontinued operations, net of taxes	—	(503)	(18)	(976)
Net income	$87,008	$94,694	$108,225	$64,143

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Income from continuing operations	$108,095	$65,628
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	551,960	548,614
Gain on sale of programming interests, net	(1,219)	—
Loss on investments, net	51,892	89,135
Gain on equity derivative contracts, net	(42,738)	(67,221)
Unrealized gain on interest rate swaps	(35,441)	(25,562)
Write-off of deferred financing costs	549	—
Loss on extinguishment of debt	21,495	2,424
Amortization of deferred financing costs, discounts on indebtedness and other costs	24,647	24,127
Amortization of other deferred costs	18,214	14,113
Share-based compensation expense related to equity classified awards	32,878	28,156
Deferred income taxes	91,723	61,650
Amortization and write-off of program rights	88,366	74,019
Provision for doubtful accounts	33,765	21,147
Changes in other assets and liabilities	(162,704)	(127,651)
Net cash provided by operating activities	781,482	708,579

Cash flows from investing activities:
Capital expenditures	(378,846)	(383,661)
Proceeds from sale of equipment, net of costs of disposal	2,549	933
Payments for acquisitions, net	(187)	(105,788)
Proceeds from sale of programming interests	1,425	—
Decrease (increase) in investment securities and other investments	1,120	(37,873)
Increase in restricted cash	(381)	(2,076)
Additions to other intangible assets	(166)	(3,218)
Net cash used in investing activities	(374,486)	(531,683)

Cash flows from financing activities:
Proceeds from bank debt	—	210,000
Repayment of bank debt	(195,000)	(55,000)
Proceeds from issuance of senior notes	1,250,920	500,000
Repayment and repurchase of senior notes and debentures, including tender premiums and fees	(1,277,598)	—
Proceeds from collateralized indebtedness	75,398	113,609
Repayment of collateralized indebtedness	(75,398)	(479,620)
Proceeds from stock option exercises	2,360	4,927
Dividend distribution to common stockholders	(59,340)	(2,791)
Principal payments on capital lease obligations	(2,675)	(3,110)
Deemed repurchase of restricted stock	(11,801)	(221)
Additions to deferred financing costs	(28,986)	(12,039)
Distributions to noncontrolling partners	(698)	(1,101)
Net cash provided by (used in) financing activities	(322,818)	274,654

Net increase in cash and cash equivalents from continuing operations	84,178	451,550

Cash flows of discontinued operations:
Net cash used in operating activities	(31)	(203)
Net cash provided by investing activities	—	679
Net effect of discontinued operations on cash and cash equivalents	(31)	476

Cash and cash equivalents at beginning of year	322,755	360,662

Cash and cash equivalents at end of period	$406,902	$812,688

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$371,729	$294,821
Restricted cash	13,748	10,720
Accounts receivable, trade (less allowance for doubtful accounts of $26,487 and $22,082)	556,782	604,801
Prepaid expenses and other current assets	217,629	232,943
Program rights, net	174,595	157,277
Deferred tax asset	458,078	360,822
Advances to affiliates (primarily due from Cablevision)	517,628	516,219
Investment securities pledged as collateral	155,605	181,271
Derivative contracts	95,092	63,574
Total current assets	2,560,886	2,422,448

Property, plant and equipment, net of accumulated depreciation of $8,204,029 and $7,778,359	3,357,438	3,472,640
Notes and other receivables	38,800	45,485
Investment securities pledged as collateral	155,605	181,271
Derivative contracts	32,181	50,163
Other assets	126,243	131,012
Program rights, net	478,576	495,219
Deferred carriage fees, net	107,390	118,593
Affiliation, broadcast and other agreements, net of accumulated amortization of $543,677 and $520,784	540,056	581,422
Other amortizable intangible assets, net of accumulated amortization of $146,199 and $127,273	212,895	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,702	1,100,333
Deferred financing and other costs, net of accumulated amortization of $69,837 and $71,623	139,715	124,885
	$9,833,343	$9,937,583

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$390,545	$385,966
Accrued liabilities	780,449	862,131
Deferred revenue	171,528	182,155
Program rights obligations	128,219	127,271
Liabilities under derivative contracts	26,426	3,327
Bank debt	310,000	310,000
Collateralized indebtedness	246,516	234,264
Capital lease obligations	5,457	5,318
Notes payable	1,558	6,230
Senior notes and debentures	143,775	148,881
Total current liabilities	2,204,473	2,265,543

Deferred revenue	16,012	13,235
Program rights obligations	320,114	342,373
Liabilities under derivative contracts	205,323	263,240
Other liabilities	442,170	373,961
Deferred tax liability	654,201	484,938
Bank debt	5,148,750	5,343,750
Collateralized indebtedness	176,263	214,474
Capital lease obligations	53,717	56,531
Senior notes and debentures due in 2009	—	750,920
Senior notes and debentures due after 2009	4,355,157	3,096,491
Senior subordinated notes	323,691	323,564
Total liabilities	13,899,871	13,529,020

Commitments and contingencies

Redeemable noncontrolling interests	12,293	12,012

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 12,825,631 shares issued and outstanding	128	128
Paid-in capital	210,327	839,135
8% Senior notes due from Cablevision	(656,890)	(653,115)
Accumulated deficit	(3,598,476)	(3,754,905)
	(4,044,911)	(3,568,757)
Accumulated other comprehensive loss	(33,700)	(35,025)
Total stockholder’s deficiency	(4,078,611)	(3,603,782)
Noncontrolling interest	(210)	333
Total deficiency	(4,078,821)	(3,603,449)
	$9,833,343	$9,937,583

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues, net	$1,875,745	$1,707,835	$3,788,417	$3,438,784

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	784,071	707,305	1,661,662	1,506,460
Selling, general and administrative	478,223	422,387	934,899	845,326
Restructuring expense (credits)	4,028	(2,003)	3,856	(1,613)
Depreciation and amortization (including impairments)	272,969	287,622	551,960	548,614
	1,539,291	1,415,311	3,152,377	2,898,787

Operating income	336,454	292,524	636,040	539,997

Other income (expense):
Interest expense	(168,403)	(156,321)	(333,369)	(334,579)
Interest income	16,903	4,426	35,110	8,844
Gain (loss) on investments, net	18,390	(110,751)	(51,892)	(89,135)
Gain (loss) on equity derivative contracts, net	(15,887)	65,801	42,738	67,221
Gain (loss) on interest rate swap contracts, net	13,907	114,240	(19,829)	7,910
Write-off of deferred financing costs	—	—	(477)	—
Loss on extinguishment of debt	(170)	(2,424)	(20,980)	(2,424)
Miscellaneous, net	2,640	(6)	3,548	1,160
	(132,620)	(85,035)	(345,151)	(341,003)
Income from continuing operations before income taxes	203,834	207,489	290,889	198,994
Income tax expense	(95,750)	(97,353)	(134,590)	(97,129)
Income from continuing operations	108,084	110,136	156,299	101,865
Loss from discontinued operations, net of taxes	—	(503)	(18)	(976)
Net income	108,084	109,633	156,281	100,889
Net loss (income) attributable to noncontrolling interests	(51)	2,396	148	(509)
Net income attributable to CSC Holdings, Inc. shareholder	$108,033	$112,029	$156,429	$100,380

Amounts attributable to CSC Holdings, Inc. shareholder:
Income from continuing operations, net of taxes	$108,033	$112,532	$156,447	$101,356
Loss from discontinued operations, net of taxes	—	(503)	(18)	(976)
Net income	$108,033	$112,029	$156,429	$100,380

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Income from continuing operations	$156,299	$101,865
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	551,960	548,614
Gain on sale of programming interests, net	(1,219)	—
Loss on investments, net	51,892	89,135
Gain on equity derivative contracts, net	(42,738)	(67,221)
Unrealized gain on interest rate swaps	(35,441)	(25,562)
Write-off of deferred financing costs	477	—
Loss on extinguishment of debt	20,980	2,424
Amortization of deferred financing costs, discounts on indebtedness and other costs	22,854	21,714
Accretion of discount on Cablevision senior notes held by Newsday	(3,775)	—
Amortization of other deferred costs	18,214	14,113
Share-based compensation expense related to equity classified awards	32,878	28,156
Deferred income taxes	124,213	87,338
Amortization and write-off of program rights	88,366	74,019
Provision for doubtful accounts	33,765	21,147
Changes in other assets and liabilities	(151,368)	(189,570)
Net cash provided by operating activities	867,357	706,172

Cash flows from investing activities:
Capital expenditures	(378,846)	(383,661)
Proceeds from sale of equipment, net of costs of disposal	2,549	933
Payments for acquisitions, net	(187)	(105,788)
Proceeds from sale of programming interests	1,425	—
Decrease in investment securities and other investments	1,120	(37,873)
Increase in restricted cash	(381)	(2,076)
Additions to other intangible assets	(166)	(3,218)
Net cash used in investing activities	(374,486)	(531,683)

Cash flows from financing activities:
Proceeds from bank debt	—	210,000
Repayment of bank debt	(195,000)	(55,000)
Repurchase of senior notes and debentures, including tender premiums and fees	(777,083)	—
Proceeds from issuance of senior notes	1,250,920	500,000
Proceeds from collateralized indebtedness	75,398	113,609
Repayment of collateralized indebtedness	(75,398)	(479,620)
Capital contribution from (dividend payments to) Cablevision, net	(662,410)	1,395
Principal payments on capital lease obligations	(2,675)	(3,110)
Additions to deferred financing costs	(28,986)	(12,039)
Distributions to noncontrolling partners	(698)	(1,101)
Net cash provided by (used in) financing activities	(415,932)	274,134

Net increase in cash and cash equivalents from continuing operations	76,939	448,623

Cash flows of discontinued operations:
Net cash used in operating activities	(31)	(203)
Net cash provided by investing activities	—	679
Net effect of discontinued operations on cash and cash equivalents	(31)	476

Cash and cash equivalents at beginning of year	294,821	331,901

Cash and cash equivalents at end of period	$371,729	$781,000

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1.                BUSINESS

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, Inc. (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services, and Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its business interests into four reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009); Madison Square Garden, consisting principally of a media business that includes regional sports programming networks (MSG network and MSG Plus) and a national music programming network (Fuse), an entertainment business that creates, produces and/or presents a variety of live productions, and a sports business that owns and operates professional sports franchises and presents a variety of live sporting events; and Newsday (as of July 29, 2008), consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

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

The financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and condensed statements of operations for Cablevision are essentially identical to the condensed consolidated balance sheets and condensed consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has approximately $1 billion of senior notes outstanding at June 30, 2009 issued in April 2004 to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  In July 2008, CSC

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Holdings received a capital contribution in the form of a note receivable from Cablevision (reflected as a reduction to equity on its condensed consolidated balance sheet) of $650,000 ($682,000 face amount) relating to 8% senior notes due 2012 issued by Cablevision.  At June 30, 2009, the accreted value of the note receivable was $656,890.  CSC Holdings in turn contributed such notes to its subsidiary, Newsday Holdings LLC.  The contribution of Cablevision notes to CSC Holdings has no impact on CSC Holdings’ total stockholder’s equity and the Cablevision notes eliminate in the condensed consolidated balance sheet of Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit and CSC Holdings’ results of operations include incremental interest income from the 8% senior notes of $27,435 for the six months ended June 30, 2009 and the accretion of the discount on the notes issued by Cablevision to CSC Holdings of $3,775 for the six months ended June 30, 2009.  The combined notes to the condensed consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances between Cablevision and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of condensed consolidated financial statements.  Intercompany transactions between Cablevision and CSC Holdings do not eliminate in the CSC Holdings consolidated financial statements, but do eliminate in the Cablevision consolidated financial statements.

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

NOTE 3.                RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Recently Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“Statement No. 165”), which requires an entity after the balance sheet date to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements.  Statement No. 165 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity’s financial statements were issued or the date the financial statements were available to be issued.  Statement No. 165 became effective for the Company as of June 30, 2009.  The Company has provided the required disclosures regarding subsequent events in Note 21.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”).  Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

affect the Company’s financial position, financial performance, and cash flows.  Statement No. 161 became effective as of January 1, 2009 for the Company.  The Company has provided the required disclosures regarding derivative instruments in Note 12.

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

As a result of the adoption of Statement No. 160 and revised Topic D-98, the Company:

•                  Reclassified the carrying value of noncontrolling interests of certain consolidated entities of $333 as of December 31, 2008 from the liability section of the balance sheet to equity.

•                  Reclassified redeemable noncontrolling interests, primarily relating to Tribune Company’s interest in Newsday, from the liability section of the balance sheet to the mezzanine section.  In addition, the Company adjusted the carrying value of these redeemable noncontrolling interests as of December 31, 2008 to their estimated fair values of approximately $12,012, which represents the estimated amount that would be paid to the noncontrolling interests if redeemed at their respective estimated fair values.  The adjustment to bring the carrying value of these redeemable noncontrolling interests to their estimated fair value was recorded to paid-in capital.

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

Under Statement No. 160, net income attributable to noncontrolling interests is no longer included in the determination of net income, and as a result, the net income for the three months ended June 30, 2008 decreased by $2,396, while the net income for the six months ended June 30, 2008 increased by $509, from previously reported amounts.  Although the earnings per share presentation has been modified, the adoption of Statement No. 160 had no impact on the Company’s calculation of earnings per share.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement No. 141R”).  Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Also, in April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under Statement No. 141R.  FSP No. SFAS 141R-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of acquisition of the related asset or liability can be determined).  Both Statement No. 141R and FSP No. SFAS 141R-1 became effective as of January 1, 2009 for the Company.  Accordingly, any business combination completed prior to January 1, 2009 was accounted for pursuant to SFAS No. 141, Business Combinations.  Business combinations completed subsequent to January 1, 2009, will be accounted for pursuant to Statement No. 141R and FSP No. SFAS 141R-1.  The impact that Statement No. 141R and FSP No. SFAS 141R-1 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements.  Statement No. 157 became effective for the Company on January 1, 2008 with respect to financial assets and financial liabilities.  The additional disclosures required by Statement No. 157 are included in Note 13.

The adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities which include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination, became effective for the Company on January 1, 2009.  The adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly.  FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods.  FSP No. FAS 157-4 became effective for the Company during the quarter ended June 30, 2009.  The adoption of FSP No. FAS 157-4 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”).  FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.  FSP No. FAS 115-2 also

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

requires additional disclosures about impairments in interim and annual reporting periods.  FSP No. FAS 115-2 became effective for the Company during the quarter ended June 30, 2009.  The adoption of FSP No. FAS 115-2 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP No. FAS 107-1 and APB No. 28-1 became effective for the Company during the quarter ended June 30, 2009.  The additional disclosures required by FSP 107-1 and APB No. 28-1 are included in Note 14.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP No. FAS 142-3 became effective as of January 1, 2009 for the Company.  The adoption of FSP No. FAS 142-3 did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the disclosure requirements related to these arrangements.  EITF 07-1 became effective as of January 1, 2009 for the Company.  The adoption of EITF 07-1 did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

To be Adopted in the Third Quarter of 2009

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“Statement No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  Statement No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The Company does not expect the adoption of Statement No.168 to have a material effect on the Company’s condensed consolidated financial statements.

To be Adopted in the Fourth Quarter of 2009

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

NOTE 4.                TRANSACTIONS

Sundance Channel L.L.C.

On June 16, 2008, certain wholly-owned subsidiaries of Rainbow Media Holdings LLC completed transactions (collectively, the “Sundance Transaction”) which resulted in the 100% acquisition of Sundance Channel L.L.C. (“Sundance”) from General Electric Company’s NBC Universal, CBS Corporation’s Showtime Networks, an entity controlled by Robert Redford and an entity controlled by another individual.

Newsday LLC

On July 29, 2008, CSC Holdings and Tribune Company completed a series of transactions (the “Newsday Transaction”) contemplated by the Formation Agreement, dated May 11, 2008, to form Newsday Holdings LLC and Newsday LLC, new limited liability companies that operate the Company’s Newsday business.

The unaudited pro forma information for the six months ended June 30, 2008 is presented below as if the Newsday Transaction had occurred on January 1, 2008.

	Cablevision	CSC Holdings
Revenues	$3,662,892	$3,662,892
Income from continuing operations attributable to shareholders	$50,526	$104,119
Net income attributable to shareholders	$49,550	$103,143
Basic income per share from continuing operations attributable to Cablevision shareholders	$0.17
Diluted income per share from continuing operations attributable to Cablevision shareholders	$0.17
Basic net income per share attributable to Cablevision shareholders	$0.17
Diluted net income per share attributable to Cablevision shareholders	$0.17

The Company accounted for the acquisition of Sundance and the Newsday Transaction under the purchase method of accounting in accordance with SFAS No. 141.  Under the purchase method of accounting, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the purchase price over those fair values was recorded as goodwill.  The results of Sundance’s and Newsday’s operations have been included in the consolidated financial statements from the date of their respective acquisitions and are included in the Company’s Rainbow and Newsday segment, respectively (see Note 19).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 5.                DIVIDENDS

On February 25, 2009 and May 6, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on March 31, 2009 and June 9, 2009, respectively, to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of March 9, 2009 and May 18, 2009, respectively.

During the six months ended June 30, 2009, CSC Holdings paid cash dividends to Cablevision aggregating approximately $664,284.  The proceeds were used to fund (i) Cablevision’s repurchase of a portion of Cablevision’s floating rate senior notes due April 1, 2009 pursuant to the tender offer completed in March 2009 ($196,269); (ii) Cablevision’s repayment of the remaining outstanding balance of its floating rate senior notes upon their maturity ($303,731) (see Note 11); (iii) Cablevision’s dividends paid on March 31, 2009 and June 9, 2009; (iv) Cablevision’s interest payments on certain of its senior notes; and (v) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares.

NOTE 6.                INCOME ATTRIBUTABLE TO SHAREHOLDERS

Cablevision

Basic net income attributable to Cablevision shareholders is computed by dividing net income attributable to Cablevision shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income attributable to Cablevision shareholders reflects the dilutive effects of stock options and restricted stock.

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision shareholders calculation for the three and six months ended June 30, 2009 is as follows:

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2009		Ended June 30, 2008
Basic weighted average shares outstanding	291,121	290,946	290,132	290,041
Effect of dilution:
Stock options	2,382	1,748	2,322	2,314
Restricted stock awards	4,223	3,385	2,495	2,249
Diluted weighted average shares outstanding	297,726	296,079	294,949	294,604

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period) totaling 2,016 and 2,857 for the three and six months ended June 30, 2009, respectively, and 425 and 1,213 for the three and six months ended June 30, 2008, respectively, have been excluded from diluted weighted average shares outstanding.

CSC Holdings

Net income per common share attributable to the CSC Holdings shareholder is not presented since CSC Holdings is a wholly-owned subsidiary of Cablevision.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 7.                COMPREHENSIVE INCOME

The following table presents comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$87,059	$108,084	$92,298	$109,633
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	663	663	(246)	(246)
Comprehensive income	87,722	108,747	92,052	109,387
Comprehensive loss (income) attributable to the noncontrolling interests	(51)	(51)	2,396	2,396
Comprehensive income attributable to Cablevision and CSC Holdings shareholder(s)	$87,671	$108,696	$94,448	$111,783

	Six Months Ended June 30,
	2009		2008
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$108,077	$156,281	$64,652	$100,889
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	1,325	1,325	(492)	(492)
Comprehensive income	109,402	157,606	64,160	100,397
Comprehensive loss (income) attributable to the noncontrolling interests	148	148	(509)	(509)
Comprehensive income attributable to Cablevision and CSC Holdings shareholder(s)	$109,550	$157,754	$63,651	$99,888

NOTE 8.                GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and generally collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and six months ended June 30, 2009 and 2008, the amount of franchise fees included as a component of net revenue aggregated $32,064 and $63,393 and $30,571 and $60,511, respectively.

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

During the six months ended June 30, 2009 and 2008, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2009	2008
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Value of General Electric Company common stock exchanged in the acquisition of Sundance	$—	$369,137
Redemption of collateralized indebtedness with related equity derivative contracts	29,825	50,931
Asset retirement obligations	—	9,243

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	363,947	383,191
Cash interest paid - continuing operations (CSC Holdings)	304,235	318,679
Income taxes paid, net (Cablevision and CSC Holdings)	14,194	7,054

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 10.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$1,038,143	$1,056,616
Broadcast rights and other agreements	45,590	45,590
	1,083,733	1,102,206

Accumulated amortization
Affiliation agreements and affiliate relationships	(502,875)	(480,741)
Broadcast rights and other agreements	(40,802)	(40,043)
	(543,677)	(520,784)
Affiliation, broadcast and other agreements, net of accumulated amortization	$540,056	$581,422

Gross carrying amount of other amortizable intangible assets
Season ticket holder relationships	$75,005	$75,005
Suite holder relationships	15,394	15,394
Advertiser relationships	149,803	149,679
Other amortizable intangibles	118,892	118,451
	359,094	358,529

Accumulated amortization
Season ticket holder relationships	(23,652)	(20,927)
Suite holder relationships	(5,945)	(5,246)
Advertiser relationships	(76,553)	(67,787)
Other amortizable intangibles	(40,049)	(33,313)
	(146,199)	(127,273)
Other amortizable intangible assets, net of accumulated amortization	$212,895	$231,256

Indefinite-lived intangible assets
Sports franchises	$96,215	$96,215
FCC licenses and other intangibles	6,913	6,913
Trademarks	147,880	147,880
Other indefinite-lived intangible assets	$251,008	$251,008

Affiliation, broadcast and other agreements, net of accumulated amortization	$540,056	$581,422
Other amortizable intangible assets, net of accumulated amortization	212,895	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,702	1,100,333
Total intangible assets, net	$2,836,509	$2,895,867

Aggregate amortization expense
Six months ended June 30, 2009	$60,293

Estimated amortization expense
Year ending December 31, 2009	$118,471
Year ending December 31, 2010	114,944
Year ending December 31, 2011	113,697
Year ending December 31, 2012	94,801
Year ending December 31, 2013	53,518

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	Tele- communication Services		Madison Square Garden	Rainbow		Newsday	Other	Total
Balance as of December 31, 2008	$252,090		$742,492	$89,749		$2,444	$13,558	$1,100,333
Adjustments to preliminary purchase price allocations	477	(a)	—	(89	)(b)	(100)	—	288
Other acquisitions	—		—	81	(c)	—	—	81
Balance as of June 30, 2009	$252,567		$742,492	$89,741		$2,344	$13,558	$1,100,702

(a)                    Adjustment to purchase accounting related to the acquisition of 4Connections LLC which is included in the Lightpath reporting unit.

(b)                   Adjustment to purchase accounting related to the acquisition of Sundance Channel.

(c)                    Addition relates to the AMC reporting unit.

During the second quarter of 2009, the Company’s Madison Square Garden segment management changed how it reports financial information to the Company.  As a result, in preparing the Company’s consolidated financial statements, the Company determined that the reporting units historically used for the Madison Square Garden reportable segment during the Company’s annual goodwill impairment test should be revised.  The Madison Square Garden reportable segment continues to have three reporting units, but the operating businesses within these reporting units were reassigned for the period ended June 30, 2009 to reflect how the business units within Madison Square Garden are currently managed.  The three reporting units are now identified as MSG Media, MSG Entertainment and MSG Sports.  The Company performed an impairment analysis of goodwill for the period ended June 30, 2009 using the new reporting units for the Madison Square Garden reportable segment and each reporting unit’s fair value continues to be in excess of its respective carrying value (including goodwill allocated to each respective reporting unit).

NOTE 11.              DEBT

Amendment of Credit Facility

On May 27, 2009, CSC Holdings entered into an agreement that provides for an extension of the maturity date from March 29, 2013 to March 29, 2016 of approximately $1,167,000 of the $3,395,000 outstanding principal amount of the term B loans under its principal credit facility.  Consenting lenders received a one-time amendment fee of five basis points on their total loan commitments.  Lenders electing to extend their loan commitments will be paid an annual extension fee of 1.5% of their loan commitments through maturity on March 29, 2016.

Issuance of Debt Securities

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  The proceeds were used in connection with the tender offers discussed below and to repay a portion of the Cablevision senior notes due April 1, 2009.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $16,434, which are being amortized to interest expense over the term of the senior notes.

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  The proceeds were used in connection with the tender offers discussed below and to repay a portion of the Cablevision senior notes due April 1, 2009.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $10,837, which are being amortized to interest expense over the term of the senior notes.

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

Pursuant to the tender offers, the Company repurchased $196,269 aggregate principal amount of the April Notes, $449,430 aggregate principal amount of the July Notes and $306,791 aggregate principal amount of the August Debentures.  The early tender premiums aggregating approximately $490 for the Cablevision April Notes and $18,726 for CSC Holdings July Notes and August Debentures, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the six months ended June 30, 2009.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Repayment of Debt

On April 1, 2009, upon their maturity, Cablevision repaid the remaining outstanding balance of its April Notes aggregating $303,731 with cash on hand.

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

In March 2008, CSC Holdings entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt.  In November 2008, Rainbow National Services, LLC (“RNS”), a wholly-owned subsidiary of the Company, entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings and RNS interest rate swap transactions, the interest rate paid on approximately 93% of the Company’s debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 36% is effectively fixed through utilization of these interest rate swap contracts) as of June 30, 2009.  The table below summarizes certain terms of these interest rate swap contracts as of June 30, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at June 30, 2009*
March 2010	$1,100,000	3.65%	0.65%
June 2012	$2,600,000	4.86%	0.65%
November 2009	$450,000	1.84%	0.32%

*        Represents the floating rate received by the Company under its interest rate swap contracts at June 30, 2009 and does not represent the rates to be received by the Company on future payments.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following represents the location of the assets and liabilities associated with the Company’s derivative instruments within the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments Under SFAS No. 133:	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at December 31, 2008	Fair Value at June 30, 2009	Fair Value at December 31, 2008
Interest rate swap contracts	Current derivative contracts	$—	$—	$26,426	$3,327
Interest rate swap contracts	Long-term derivative contracts	—	—	204,700	263,240
Prepaid forward contracts	Long-term derivative contracts	—	—	623	—
Prepaid forward contracts	Current derivative contracts	95,092	63,574	—	—
Prepaid forward contracts	Long-term derivative contracts	32,181	50,163	—	—
Total derivative contracts		$127,273	$113,737	$231,749	$266,567

The following represents the impact and location of the Company’s derivative instruments within the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008:

Derivatives Not
Designated as		Amount of Gain (Loss)		Amount of Gain (Loss)
Hedging		Recognized		Recognized
Instruments Under	Location of Gain	Three Months Ended June 30,		Six Months Ended June 30,
SFAS No. 133:	(Loss) Recognized	2009	2008	2009	2008
Interest rate swap contracts	Gain (loss) on interest rate swap contracts, net	$13,907	$114,240	$(19,829)	$7,910
Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	(15,887)	65,801	42,738	67,221
Total derivative contracts		$(1,980)	$180,041	$22,909	$75,131

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to shares of Comcast Corporation common stock for the six months ended June 30, 2009.  The collateralized indebtedness was settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	5,401,059
Collateralized indebtedness settled	$(105,223)
Prepaid forward contract	29,825
(75,398)
Proceeds from new monetization contracts	75,398
Net cash receipt (payment)	$—

NOTE 13.              FAIR VALUE MEASUREMENT

The Company adopted Statement No. 157 on January 1, 2008 for certain financial assets and financial liabilities.  Statement No. 157 requires enhanced disclosures about assets and liabilities measured at fair value.  As noted in Note 3 above, the Company adopted the provisions of Statement No. 157 with respect to its nonfinancial assets and nonfinancial liabilities on January 1, 2009.  However, there were no material nonfinancial assets or nonfinancial liabilities requiring initial measurement or subsequent remeasurement for the three and six months ended June 30, 2009.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

At June 30, 2009:

	Level I	Level II	Level III	Total
Assets:
Cash equivalents	$—	$347,717	$—	$347,717
Investment securities	91	—	—	91
Investment securities pledged as collateral	311,210	—	—	311,210
Derivative contracts	—	127,273	—	127,273
Liabilities:
Liabilities under derivative contracts	—	231,749	—	231,749

At December 31, 2008:

	Level I	Level II	Level III	Total
Assets:
Cash equivalents	$—	$299,337	$—	$299,337
Investment securities	6,804	—	—	6,804
Investment securities pledged as collateral	362,542	—	—	362,542
Derivative contracts	—	113,737	—	113,737
Liabilities:
Liabilities under derivative contracts	—	266,567	—	266,567

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 14.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

Derivative contracts are carried on the accompanying condensed consolidated balance sheets at fair value. See Note 12.

Investment Securities and Investment Securities Pledged as Collateral

Marketable securities are carried on the accompanying condensed consolidated balance sheets at their fair value based upon quoted market prices.

Bank Debt, Collateralized Indebtedness, Notes Payable, Senior Notes and Debentures and Senior Subordinated Notes

The fair values of each of the Company’s debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap Agreements

Interest rate swap agreements are carried on the accompanying condensed consolidated balance sheets at fair value.  See Note 12.

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	June 30, 2009
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings (a)	$656,890	$671,865

Debt instruments:
Bank debt (b)	$5,458,750	$5,458,750
Collateralized indebtedness	422,779	420,030
Senior notes and debentures	4,498,932	4,497,979
Senior subordinated notes	323,691	336,375
Notes payable	1,558	1,558
CSC Holdings total debt instruments	10,705,710	10,714,692

Senior notes and debentures	1,000,000	985,000
Cablevision total debt instruments	$11,705,710	$11,699,692

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	December 31, 2008
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings (a)	$653,115	$607,065

Debt instruments:
Bank debt (b)	$5,653,750	$5,538,250
Collateralized indebtedness	448,738	447,908
Senior notes and debentures	3,996,292	3,604,000
Senior subordinated notes	323,564	289,250
Notes payable	6,230	6,230
CSC Holdings total debt instruments	10,428,574	9,885,638

Senior notes and debentures	1,500,000	1,390,000
Cablevision total debt instruments	$11,928,574	$11,275,638

(a)                      Represents the fair value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.  These notes are eliminated at the consolidated Cablevision level.

(b)                     The carrying value of the portion of the Company’s bank debt that bears interest at variable rates approximates its fair value.

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

NOTE 15.              INCOME TAXES

Cablevision

The income tax expense attributable to continuing operations for the six months ended June 30, 2009 of $100,432 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $1,020 relating to certain state net operating loss carry forwards, tax expense of $737 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,707 and $2,252, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.

The income tax expense attributable to continuing operations for the six months ended June 30, 2008 of $70,121 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, an increase to the valuation allowance of $1,253 relating to certain state net operating loss carry forwards, tax expense of $1,823 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $2,998 and $2,798, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

CSC Holdings

The income tax expense attributable to continuing operations for the six months ended June 30, 2009 of $134,590 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $1,020 relating to certain state net operating loss carry forwards, tax expense of $737 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,707 and $2,252, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.

The income tax expense attributable to continuing operations for the six months ended June 30, 2008 of $97,129 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, an increase to the valuation allowance of $1,253 relating to certain state net operating loss carry forwards, tax expense of $1,823 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $2,998 and $2,798, respectively.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $3,695, representing the estimated federal income tax liability of CSC Holdings for the six months ended June 30, 2009 as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

The Company

For the six months ended June 30, 2009 and 2008, the Company has fully offset estimated federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.  The change in the Company’s deferred tax assets and liabilities is primarily due to the utilization of net operating losses and changes in the differences between the carrying amount and tax bases of assets and liabilities.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax expense or benefit recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used in a prior interim period.  In addition, certain items included in income from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 16.              BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the six months ended June 30, 2009 and 2008, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$9,495	$8,943	$99	$84	$64	$63
Interest cost	3,416	2,969	1,372	1,209	89	83
Expected return on plan assets, net	(905)	(3,058)	(571)	(1,127)	—	—
Recognized prior service cost (credit)	7	7	(405)	(405)	(33)	(33)
Recognized actuarial loss (gain)	1,458	—	137	39	(11)	(17)
Recognized transition asset	—	—	—	(1)	—	—
Net periodic benefit cost (credit)	$13,471	$8,861	$632	$(201)	$109	$96

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$18,990	$17,886	$198	$168	$128	$126
Interest cost	6,832	5,938	2,744	2,418	177	166
Expected return on plan assets, net	(1,810)	(6,116)	(1,143)	(2,254)	—	—
Recognized prior service cost (credit)	14	14	(810)	(810)	(66)	(66)
Recognized actuarial loss (gain)	2,916	—	275	78	(22)	(34)
Recognized transition asset	—	—	—	(2)	—	—
Net periodic benefit cost (credit)	$26,942	$17,722	$1,264	$(402)	$217	$192

For the six months ended June 30, 2009, the Company contributed $210 to a non-contributory qualified defined benefit pension plan covering certain MSG union employees, and currently expects to contribute approximately $50,000 to the Cablevision Cash Balance Retirement Plan in 2009.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 17.              EQUITY PLANS

Cablevision’s Equity Plans

Share-Based Payment Award Activity

The following table summarizes activity for Cablevision’s stock options for the six months ended June 30, 2009:

				Weighted
			Weighted	Average
	Shares Under Option		Average	Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value**
Balance, December 31, 2008*	5,815,739	809,000	$17.75	5.58	$22,390
Granted	5,094,300	—	11.24
Exercised	(127,092)	(22,400)	15.73
Forfeited/Expired	(442,494)	—	16.35
Balance, June 30, 2009*	10,340,453	786,600	14.85	5.35	$73,810
Options exercisable at June 30, 2009*	5,434,053	786,600	$17.67	5.27	$31,569
Options expected to vest in the future	4,906,400	—	$11.28	5.46	$42,241

*                             As a result of the $10.00 special dividend declared in April 2006, options issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the amount of the $10.00 special dividend.  The per share exercise price of options that were vested on or prior to December 31, 2004 was not adjusted and the holders of these options will receive the $10.00 special dividend as well as dividends declared by the Company in 2008 and in the first and second quarters of 2009 (the “Dividends”) upon exercise.

**                      The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on June 30, 2009 and December 31, 2008 plus, where applicable, the Dividends.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 9,119,802 options outstanding (which includes 4,513,402 exercisable options) that were in-the-money at June 30, 2009.  For the six months ended June 30, 2009, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $1,086 determined as of the date of option exercise, plus the Dividends which each holder of options vested on or prior to December 31, 2004 received upon exercise.  When an option is exercised, Cablevision issues new shares of stock.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes activity for Cablevision’s restricted shares for the six months ended June 30, 2009:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2008	6,479,165	$25.21
Granted	5,045,890	10.24
Vested	(1,527,991)	20.59
Awards forfeited	(511,050)	21.74
Unvested award balance, June 30, 2009	9,486,014	18.18

In June 2009, 1,527,991 restricted shares issued to employees of the Company during 2006 vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 629,802 of these shares, with an aggregate value of approximately $11,800, were surrendered to the Company.  The 629,802 acquired shares have been classified as treasury stock.

Cablevision recognizes compensation expense for restricted shares using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period.

Share-based compensation, including compensation relating to restricted shares, for the three and six months ended June 30, 2009 was $22,818 and $36,138, respectively, of which $19,466 and $34,186, respectively, related to equity classified awards.  For the three and six months ended June 30, 2008, share-based compensation was $17,719 and $26,742, respectively, of which $16,518 and $28,156, respectively, related to equity classified awards.

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

The following assumptions were used to calculate the fair value of stock option awards granted for the six months ended June 30, 2009:

Range of risk-free interest rates	1.40%-1.85%
Weighted average expected life (in years)	3.9
Weighted average dividend yields	1.56%
Weighted average volatility	46.69%
Weighted average grant date fair value	$3.46

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 18.              LEGAL PROCEEDINGS

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

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contained many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  Discovery is currently underway.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs’ antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  The court held a hearing on the defendants’ motions on July 10, 2009, but has not yet rendered a decision on the merits.  The Company intends to defend against this lawsuit vigorously.

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

Stock Option Related Matters

The Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”), it had determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York in 2006 seeking documents related to the stock options issues.  The Company received a document request from the SEC in 2006 relating to its informal investigation into these matters.  The Company continues to fully cooperate with such investigations.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 19.              SEGMENT INFORMATION

The Company classifies its business interests into four reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009); Madison Square Garden, consisting principally of a media business, an entertainment business, and a sports business; and Newsday (subsequent to July 29, 2008), consisting of the Newsday daily newspaper and related assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues, net from continuing operations
Telecommunications Services	$1,355,985	$1,291,411	$2,684,284	$2,553,291
Rainbow	252,338	239,696	501,594	464,846
Madison Square Garden	207,336	209,246	488,654	484,582
Newsday	88,672	—	172,088	—
All other (a)	18,384	17,707	37,950	34,716
Intersegment eliminations	(46,970)	(50,225)	(96,153)	(98,651)
	$1,875,745	$1,707,835	$3,788,417	$3,438,784

Inter-segment eliminations are primarily revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Intersegment Revenues
Telecommunications Services	$1,365	$544	$2,180	$1,023
Rainbow	11,777	19,446	26,627	36,945
Madison Square Garden	31,958	30,235	63,942	60,683
Newsday	1,587	—	2,915	—
All other	283	—	489	—
	$46,970	$50,225	$96,153	$98,651

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Adjusted operating cash flow from continuing operations
Telecommunications Services	$553,331	$518,290	$1,074,413	$1,004,216
Rainbow	88,299	72,265	159,953	122,974
Madison Square Garden	10,870	24,625	28,500	24,031
Newsday	5,038	—	5,111	—
All other (b)	(21,269)	(19,318)	(39,983)	(37,481)
	$636,269	$595,862	$1,227,994	$1,113,740

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(215,712)	$(225,525)	$(436,417)	$(450,073)
Rainbow	(28,611)	(36,704)	(57,000)	(56,957)
Madison Square Garden	(14,768)	(17,922)	(30,496)	(32,879)
Newsday	(7,668)	—	(14,902)	—
All other (c)	(6,210)	(7,471)	(13,145)	(8,705)
	$(272,969)	$(287,622)	$(551,960)	$(548,614)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation expense included in continuing operations
Telecommunications Services	$(10,206)	$(8,106)	$(16,566)	$(12,234)
Rainbow	(6,685)	(5,165)	(10,357)	(7,564)
Madison Square Garden	(4,512)	(4,050)	(6,850)	(6,300)
Newsday	(55)	—	(105)	—
All other (c)	(1,360)	(398)	(2,260)	(644)
	$(22,818)	$(17,719)	$(36,138)	$(26,742)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restructuring credits (expense) included in continuing operations
Telecommunications Services	$—	$—	$—	$—
Rainbow	(4,014)	11	(4,764)	(350)
Madison Square Garden	—	—	—	—
Newsday	66	—	66	—
All other (c)	(80)	1,992	842	1,963
	$(4,028)	$2,003	$(3,856)	$1,613

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income (loss) from continuing operations
Telecommunications Services	$327,413	$284,659	$621,430	$541,909
Rainbow	48,989	30,407	87,832	58,103
Madison Square Garden	(8,410)	2,653	(8,846)	(15,148)
Newsday	(2,619)	—	(9,830)	—
All other (b)	(28,919)	(25,195)	(54,546)	(44,867)
	$336,454	$292,524	$636,040	$539,997

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$365,373	$317,719	$690,586	$584,864
Other operating loss (b)	(28,919)	(25,195)	(54,546)	(44,867)
Operating income	$336,454	$292,524	$636,040	$539,997

Items excluded from operating income:
CSC Holdings interest expense	(168,403)	(156,321)	(333,369)	(334,579)
CSC Holdings interest income	1,206	4,426	3,900	8,844
CSC Holdings intercompany interest income	15,697	—	31,210	—
Gain (loss) on investments, net	18,390	(110,751)	(51,892)	(89,135)
Gain (loss) on equity derivative contracts, net	(15,887)	65,801	42,738	67,221
Gain (loss) on interest rate swap contracts, net	13,907	114,240	(19,829)	7,910
Write-off of deferred financing costs	—	—	(477)	—
Loss on extinguishment of debt	(170)	(2,424)	(20,980)	(2,424)
Miscellaneous, net	2,640	(6)	3,548	1,160
CSC Holdings income from continuing operations before income taxes	203,834	207,489	290,889	198,994
Cablevision interest expense	(20,667)	(30,222)	(50,856)	(63,617)
Intercompany interest expense	(15,697)	—	(31,210)	—
Cablevision interest income	256	141	291	372
Write-off of deferred financing costs	—	—	(72)	—
Loss on extinguishment of debt	(17)	—	(515)	—
Cablevision income from continuing operations before income taxes	$167,709	$177,408	$208,527	$135,749

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Capital Expenditures
Telecommunications Services	$176,845	$174,361	$339,148	$349,937
Rainbow	2,760	4,045	4,431	9,474
Madison Square Garden	9,004	5,979	23,810	14,261
Newsday	1,453	—	3,571	—
Corporate and other	5,016	5,816	7,886	9,989
	$195,078	$190,201	$378,846	$383,661

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company’s consolidated net revenues for the three and six months ended June 30, 2009 and 2008, or 10% or more of its consolidated net trade receivables at June 30, 2009 and December 31, 2008.

NOTE 20.              OTHER MATTERS

Spin-off of Madison Square Garden

On May 6, 2009, the Board of Directors of Cablevision authorized the Company’s management to explore the spin-off of its Madison Square Garden business.

In connection therewith, it was determined that certain immaterial revenue and expense items related to the Madison Square Garden segment were not recorded in the period in which they were incurred due to the cut-off methodology applied to such items.  These items primarily related to professional sporting events, concerts and other events at Madison Square Garden’s various entertainment venues.  These differences principally related to timing differences between interim quarterly periods and largely did not impact the annual fiscal years.  The impact of such items on the Company’s operating income (only operating expense items were affected in the annual periods) was less than $1,000 in each of the Company’s fiscal years ended December 31, 2008, 2007, and 2006.

Although management believes these adjustments are immaterial to the Company in each of the quarterly and annual periods, the Company has determined that it is appropriate to adjust for these differences related to the applicable previous periods in this Form 10-Q as well as in our future quarterly and annual filings that reflect those periods.  For the quarter ended June 30, 2009, the Madison Square Garden business unit revised its quarterly and annual cut-off methodology related to such items.  The following is a summary of the impact of these differences on Cablevision’s and Madison Square Garden’s previously

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

reported results of operations for interim periods in 2008 and 2007 and for the three months ended March 31, 2009.  The impact of such items on CSC Holdings’ previously reported results of operations are identical to the impacts related to Cablevision and, therefore, are not separately presented below.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008		March 31, 2009
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Cablevision

Revenues, net	$1,720,692	$1,730,949	$1,712,421	$1,707,835	$1,744,981	$1,747,560	$2,052,022	$2,043,772	$1,902,613	$1,912,672
Operating expenses	1,475,151	1,483,476	1,413,125	1,415,311	1,463,642	1,458,937	2,188,517	2,183,539	1,604,793	1,613,086
Operating income	245,541	247,473	299,296	292,524	281,339	288,623	(136,495)	(139,767)	297,820	299,586
Income (loss) from continuing operations attributable to Cablevision Systems Corporation shareholders	(31,133)	(30,078)	98,842	95,197	27,069	30,916	(321,408)	(323,153)	20,004	21,036
Net income (loss) attributable to Cablevision Systems Corporation shareholders	(31,606)	(30,551)	98,339	94,694	27,101	30,948	(321,410)	(323,155)	20,185	21,217

Basic net income (loss) per share:

Income (loss) from continuing operations attributable to Cablevision Systems Corporation shareholders	(0.11)	(0.10)	0.34	0.33	0.09	0.11	(1.11)	(1.11)	0.07	0.07

Net income (loss) attributable to Cablevision Systems Corporation shareholders	(0.11)	(0.11)	0.34	0.33	0.09	0.11	(1.11)	(1.11)	0.07	0.07

Diluted net income (loss) per share:

Income (loss) from continuing operations attributable to Cablevision Systems Corporation shareholders	(0.11)	(0.10)	0.34	0.32	0.09	0.10	(1.11)	(1.11)	0.07	0.07

Net income (loss) attributable to Cablevision Systems Corporation shareholders	(0.11)	(0.11)	0.33	0.32	0.09	0.10	(1.11)	(1.11)	0.07	0.07
Net cash provided by operating activities (amounts presented for year to date periods)	261,344	259,928	701,165	708,579	1,080,643	1,089,719	1,416,586	1,416,586	354,093	362,534

Madison Square Garden segment

Revenues, net	$265,079	$275,336	$213,832	$209,246	$158,239	$160,818	$405,808	$397,558	$271,259	$281,318
Operating expenses	284,812	293,137	204,407	206,593	173,957	169,252	396,973	391,995	273,461	281,754
Operating income	(19,733)	(17,801)	9,425	2,653	(15,718)	(8,434)	8,835	5,563	(2,202)	(436)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Cablevision

Revenues, net	$1,562,633	$1,569,271	$1,567,984	$1,562,407	$1,511,799	$1,517,539	$1,842,065	$1,835,264
Operating expenses	1,392,315	1,397,530	1,359,595	1,357,810	1,309,731	1,310,662	1,511,772	1,507,928
Operating income	170,318	171,741	208,389	204,597	202,068	206,877	330,293	327,336
Income (loss) from continuing operations attributable to Cablevision Systems Corporation shareholders	(33,430)	(32,747)	127,414	125,912	(78,896)	(76,635)	8,576	6,831
Net income (loss) attributable to Cablevision Systems Corporation shareholders	(26,276)	(25,593)	317,432	315,930	(79,336)	(77,075)	6,636	4,891

Basic net income (loss) per share:

Income (loss) from continuing operations attributable to Cablevision Systems Corporation shareholders	(0.12)	(0.11)	0.44	0.44	(0.27)	(0.26)	0.03	0.02

Net income (loss) attributable to Cablevision Systems Corporation shareholders	(0.09)	(0.09)	1.10	1.10	(0.27)	(0.27)	0.02	0.02

Diluted net income (loss) per share:

Income (loss) from continuing operations attributable to Cablevision Systems Corporation shareholders	(0.12)	(0.11)	0.43	0.43	(0.27)	(0.26)	0.03	0.02

Net income (loss) attributable to Cablevision Systems Corporation shareholders	(0.09)	(0.09)	1.08	1.07	(0.27)	(0.27)	0.02	0.02

Madison Square Garden segment

Revenues, net	$247,824	$254,462	$195,798	$190,221	$144,022	$149,762	$414,538	$407,737
Operating expenses	252,390	257,605	185,481	183,696	150,050	150,981	352,310	348,466
Operating income	(4,566)	(3,143)	10,317	6,525	(6,028)	(1,219)	62,228	59,271

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

NOTE 21.              SUBSEQUENT EVENTS

In accordance with the Company’s adoption of Statement No. 165 (see Note 3), the Company evaluated all events or transactions that occurred after June 30, 2009 up through July 30, 2009, the date the Company issued these condensed consolidated financial statements.

On July 29, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on September 1, 2009 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 10, 2009.

On July 29, 2009, the Board of Directors of Cablevision authorized the Company’s management to file the appropriate documents with the Securities and Exchange Commission and the IRS to formally pursue a tax-free spin-off of its Madison Square Garden business.  It is anticipated that the spin-off would take the form of a distribution to all shareholders of Cablevision, with holders of CNYG Class A common stock receiving Class A shares in Madison Square Garden and holders of CNYG Class B common stock receiving Class B shares in Madison Square Garden.  Completion of the spin-off is subject to numerous conditions and all required regulatory approvals, including receipt of a ruling from the IRS and final approval of the Cablevision Board of Directors.

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

Telecommunications Services

Our Telecommunications Services segment, which accounted for 71% of our condensed consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, acquisition transactions that result in the addition of new subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of homes passed).  As penetration rates increase, the number of available homes to which we can market our services generally decreases, which may contribute to a slower rate of customer and revenue growth in future periods.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of digital subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 42% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009, face competition from the direct broadcast satellite (“DBS”) business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about one-third of the households according to our estimates).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York and in all of New York City.  Verizon has so far not indicated any plans to offer video service in Connecticut.  AT&T offers such service in competition with us in most of our Connecticut service area.  Competition from incumbent telephone companies has contributed to slower video revenue growth rates in 2009 and this competition may continue to negatively impact our video revenue and our video revenue growth rates in the future.

Our high-speed data services business, which accounted for 15% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009, faces competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by incumbent telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T and Earthlink.  Our growth rate in cable modem customers and revenues has slowed from the growth rates we have experienced in the past due to our high penetration (52.3% of homes passed at June 30, 2009).  Growth rates have also been negatively impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

Our VoIP offering, which accounted for 10% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be negatively impacted.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration (41.1% of homes passed at June 30, 2009).  Growth rates have also been negatively impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.

Our advertising and other revenues accounted for 1% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009.

Optimum Lightpath, which accounted for 3% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This could also negatively impact the future growth of Optimum Lightpath if this trend were to accelerate.

Rainbow

In our Rainbow segment, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009, we earn revenues in two principal ways.  First, we receive affiliation fee payments from cable television system operators (including our cable television systems), DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliation fee revenues we earn vary from operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers”, or are a fixed contractual monthly fee.

The second principal source of revenues in this segment is from advertising.  Under our affiliation agreements, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliation fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, most of our advertising revenues vary based upon the popularity of our programming as measured by rating services.

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

Our principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this, we must continue to contract for and produce high-quality, attractive programming.  One of our greatest challenges arises from the increasing concentration of subscribers in the hands of a few operators, creating disparate bargaining power between the largest operators and us.  This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliate relationships would have a significant adverse impact on this segment.

Madison Square Garden

Madison Square Garden, which accounted for 11% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009, consists of three principal areas of operations: (i) a media business, which includes our regional sports programming networks (MSG network and MSG Plus), Fuse, a national music programming network, and an interactive business featuring certain targeted websites, (ii) an entertainment business, which principally includes the Radio City Christmas Spectacular, Wintuk and concerts and other live entertainment, and (iii) a sports business, which includes our professional sports teams (the New York Knicks of the National Basketball Association ("NBA"), the New York Rangers of the National Hockey League ("NHL"), the New York Liberty of the Women’s National Basketball Association and  the Hartford Wolf Pack of the American Hockey League and presents a variety of live sporting events.  We also operate the Madison Square Garden Arena, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre in New York City, and The Chicago Theatre in Chicago.  In addition, we have a booking arrangement relating to the Wang Theatre in Boston.  In addition, Madison Square Garden has a minority ownership interest (purchased June 2008) in a non-publicly traded musical artist management company, which is accounted for under the cost method.

Madison Square Garden faces competitive challenges in each of its business activities.  We derive revenues in this segment primarily from our media business (see below), the sale of tickets and suite licenses to our teams’ games and entertainment events where we act as promoter or co-promoter, from rental fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  Madison Square Garden’s media business derives its revenues from affiliation fees paid by cable television operators (including our cable television systems), DBS operators and telephone companies that provide video service and from sales of advertising.  Increases in affiliation fee revenues result from a combination of changes in rates and changes in the number of viewing subscribers.  This segment’s financial performance is affected by the continued popularity of the Knicks and Rangers and the attractiveness of its entertainment events and programming content.

Our sports teams’ financial success is dependent on their ability to generate paid attendance, suite rentals, advertising sales, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ popularity, which generates regular season and playoff attendance and suite rentals, and which also supports increases in prices charged for tickets, suite rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL may be empowered in certain circumstances to take certain actions that they deem to be in the best interest of their respective leagues, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.  Our sports business is also impacted by its ability to attract to our venues events such as boxing and college basketball as well as other sporting events.

Madison Square Garden’s regional sports programming networks are affected by our ability to secure desired sports team programming of professional sports teams and other sports-related programming, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  Fuse’s business is affected by its ability to acquire or develop desired music related content for the network.  While Madison Square Garden’s regional sports programming networks are widely distributed in the New York metropolitan area, they, along with Fuse, face challenges in increasing affiliation fee revenues (including as a result of the concentration of subscribers in the hands of a few operators) and advertising revenues (including the impact of the economic slowdown on the demand for advertising).

Madison Square Garden’s live entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular.  Our entertainment business is further dependent on our venues’ ability to attract concerts, family shows and other events.  The entertainment business is also dependent on our ability to attract promoters of those types of events and, in the case of events we elect to promote or co-promote, our success is also dependent on our ability to attract customers.

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues being derived in the first and fourth quarters of each year and a disproportionate share of its operating income being derived in the fourth quarter of each year.

Newsday

Newsday, which accounted for approximately 4% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2009, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

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

Newsday Revenue

Newsday’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  For the six months ended June 30, 2009, advertising revenues accounted for 76% of the total revenues of Newsday.  Newsday’s business model is largely dependent on advertising revenue.  Advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper, preprinted sticky notes that are applied to the front of the paper and classified advertisements.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  Local economic conditions can affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  All of these factors, along with the competitive and seasonal factors discussed below, contribute to a challenging advertising sales environment and have adversely impacted our ability to maintain our advertising revenues.  Newsday’s advertising categories most adversely impacted by the recent economic downturn include real estate, automotive, job recruitment, home improvement and financial services.

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

The economic downturn in the newspaper industry intensified in the fourth quarter of 2008 and has continued into the second quarter of 2009 as indicated by a number of newspapers that ceased operations and/or filed for federal bankruptcy protection.  For the six months ended June 30, 2009, Newsday experienced a significant decline in advertising revenues and operating cash flows as compared to the comparable period in 2008.  A continuing economic downturn or continuing decline in advertising and/or circulation revenue would have a material adverse effect on Newsday’s future consolidated revenues, earnings and operating cash flows.  If Newsday’s results deteriorate further, it would adversely affect the Company’s consolidated revenues, earnings and operating cash flows causing possible additional impairments of certain of its indefinite-lived trademarks.

For the six months ended June 30, 2009, circulation revenues accounted for approximately 23% of the total revenues of Newsday.  Newsday’s circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.  Approximately 69% of the circulation revenues were derived from subscription sales, which provide readers with the convenience of home delivery, and are an important component of Newsday’s circulation base.  For the six months ended June 30, 2009, single copy rates for Newsday ranged from $0.50 to $0.75 per daily copy and $1.25 to $2.00 per Sunday copy.  Newsday’s single copy sales comprised approximately 31% of circulation revenue for the six months ended June 30, 2009.  In recent years, circulation has generally declined throughout the newspaper industry, and Newsday’s newspapers have generally experienced this trend.  A decrease in home delivery subscriptions and single copy sales of newspapers could adversely impact circulation revenue as well as advertising revenue.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$1,875,745	100%	$1,707,835	100%	$167,910
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	784,071	42	707,305	41	(76,766)
Selling, general and administrative	478,223	25	422,387	25	(55,836)
Restructuring expense (credits)	4,028	—	(2,003)	—	(6,031)
Depreciation and amortization (including impairments)	272,969	15	287,622	17	14,653
Operating income	336,454	18	292,524	17	43,930
Other income (expense):
Interest expense, net	(187,608)	(10)	(181,976)	(11)	(5,632)
Gain (loss) on investments, net	18,390	1	(110,751)	(6)	129,141
Gain (loss) on equity derivative contracts, net	(15,887)	(1)	65,801	4	(81,688)
Gain on interest rate swap contracts, net	13,907	1	114,240	6	(100,333)
Loss on extinguishment of debt	(187)	—	(2,424)	—	2,237
Miscellaneous, net	2,640	—	(6)	—	2,646
Income from continuing operations before income taxes	167,709	9	177,408	10	(9,699)
Income tax expense	(80,650)	(4)	(84,607)	(5)	3,957
Income from continuing operations	87,059	5	92,801	5	(5,742)
Loss from discontinued operations, net of taxes	—	—	(503)	—	503
Net income	87,059	5	92,298	5	(5,239)
Net loss (income) attributable to noncontrolling interests	(51)	—	2,396	—	(2,447)
Net income attributable to Cablevision Systems Corporation shareholders	$87,008	5%	$94,694	6%	$(7,686)

	Six Months Ended June 30,
	2009		2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$3,788,417	100%	$3,438,784	100%	$349,633
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,661,662	44	1,506,460	44	(155,202)
Selling, general and administrative	934,899	25	845,326	25	(89,573)
Restructuring expense (credits)	3,856	—	(1,613)	—	(5,469)
Depreciation and amortization (including impairments)	551,960	15	548,614	16	(3,346)
Operating income	636,040	17	539,997	16	96,043
Other income (expense):
Interest expense, net	(380,034)	(10)	(388,980)	(11)	8,946
Loss on investments, net	(51,892)	(1)	(89,135)	(3)	37,243
Gain on equity derivative contracts, net	42,738	1	67,221	2	(24,483)
Gain (loss) on interest rate swap contracts, net	(19,829)	(1)	7,910	—	(27,739)
Write-off of deferred financing costs	(549)	—	—	—	(549)
Loss on extinguishment of debt	(21,495)	(1)	(2,424)	—	(19,071)
Miscellaneous, net	3,548	—	1,160	—	2,388
Income from continuing operations before income taxes	208,527	6	135,749	4	72,778
Income tax expense	(100,432)	(3)	(70,121)	(2)	(30,311)
Income from continuing operations	108,095	3	65,628	2	42,467
Loss from discontinued operations, net of taxes	(18)	—	(976)	—	958
Net income	108,077	3	64,652	2	43,425
Net loss (income) attributable to noncontrolling interests	148	—	(509)	—	657
Net income attributable to Cablevision Systems Corporation shareholders	$108,225	3%	$64,143	2%	$44,082

Comparison of Three and Six Months Ended June 30, 2009 Versus Three and Six Months Ended June 30, 2008

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

•                  Madison Square Garden, consisting principally of a media business, an entertainment business, and a sports business; and

•                  Newsday (since July 29, 2008), consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

The Company allocates certain amounts of its corporate overhead to each segment based upon their proportionate estimated usage of services, except for Newsday as to which the Company allocates the incremental costs incurred in providing these services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a discussion relating to the operating results of our segments.

Revenues, net for the three and six months ended June 30, 2009 increased $167,910 (10%) and $349,633 (10%), respectively, as compared to revenues for the three and six months ended June 30, 2008, including increases associated with businesses acquired in 2008.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase in revenues of the Telecommunications Services segment	$64,574	$130,993
Increase in revenues of the Rainbow segment	12,642	36,748
Increase (decrease) in revenues of the Madison Square Garden segment	(1,910)	4,072
Revenues of the Newsday segment for the three and six months ended June 30, 2009	88,672	172,088
Other net increases	677	3,234
Increase in inter-segment eliminations	3,255	2,498
	$167,910	$349,633

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

Technical and operating expenses (excluding depreciation and amortization and impairments shown below) for the three and six months ended June 30, 2009 increased $76,766 (11%) and $155,202 (10%), respectively, as compared to the three and six months ended June 30, 2008, including increases associated with businesses acquired in 2008.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase in expenses of the Telecommunications Services segment	$14,071	$34,984
Increase (decrease) in expenses of the Rainbow segment	(2,634)	4,554
Increase (decrease) in expenses of the Madison Square Garden segment	2,591	(7,214)
Expenses of the Newsday segment for the three and six months ended June 30, 2009	55,069	110,763
Other net increases	2,423	6,373
Increase in inter-segment eliminations	5,246	5,742
	$76,766	$155,202

As a percentage of revenues, technical and operating expenses increased 1% for the three months ended June 30, 2009 and remained constant for the six months ended June 30, 2009 as compared to the same periods in 2008.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $55,836 (13%) and $89,573 (11%) for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, including increases associated with businesses acquired in 2008.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase in expenses of the Telecommunications Services segment	$17,562	$30,144
Increase (decrease) in expenses of the Rainbow segment	762	(1,992)
Increase in expenses of the Madison Square Garden segment	9,716	7,367
Expenses of the Newsday segment for the three and six months ended June 30, 2009	28,620	56,319
Other net increases	1,000	814
Decrease in inter-segment eliminations	(1,824)	(3,079)
	$55,836	$89,573

As a percentage of revenues, selling, general and administrative expenses remained essentially constant for the three and six months ended June 30, 2009 as compared to the same periods in 2008.

Restructuring expense (credits) amounted to $4,028 and $3,856 for the three and six months ended June 30, 2009, respectively, and $(2,003) and $(1,613) for the three and six months ended June 30, 2008, respectively.  Restructuring charges of $4,028 and $4,764 for the three and six months ended June 30, 2009 resulted primarily from the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM.  Offsetting these charges in the six months ended June 30, 2009 was a credit of $908 relating to adjustments to facility realignment provisions recorded in connection with prior restructuring plans.  The credits for the three months ended June 30, 2008 consisted primarily of a credit of $1,991 to facility realignment provisions and a credit of $12 relating to severance provisions recorded in connection with prior restructuring plans.  The net credit for the six months ended June 30, 2008 consisted primarily of a credit of $1,963 to facility realignment provisions and a credit of $80 relating to severance provisions recorded in connection with prior restructuring plans, partially offset by charges of $430 relating to severance costs recorded at certain programming businesses within the Rainbow segment.

Depreciation and amortization (including impairments) decreased $14,653 (5%) for the three months ended June 30, 2009 and increased $3,346 (1%) for the six months ended June 30, 2009,  as compared to the same periods in 2008.  The net decrease for the three month period was due to a prior year $15,034 write-off of deferred carriage fees at VOOM after EchoStar ceased the distribution of VOOM in May 2008 and a $14,195 decrease resulting primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases. These decreases were partially offset by increases resulting from depreciation and amortization expenses recognized by Newsday of $7,668 and Sundance Channel of $6,908 for the three months ended June 30, 2009.

The net increase for the six month period resulted primarily from depreciation and amortization expenses recognized by Newsday of $14,902 and Sundance of $14,619, partially offset by the $15,034 VOOM impairment charge in the second quarter of 2008 and a decrease of $11,141 resulting from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Interest expense, net increased $5,632 (3%) for the three months ended June 30, 2009, and decreased $8,946 (2%) for the six months ended June 30, 2009, as compared to the same periods in 2008.  The net increase (decrease) is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Net increase due to change in average debt balances	$10,714	$36,578
Decrease due to lower average interest rates on our indebtedness	(15,932)	(60,479)
Lower interest income	3,105	5,025
Other net increases (including term loan extension fees of $6,093 incurred in the second quarter 2009)	7,745	9,930
	$5,632	$(8,946)

See “Liquidity and Capital Resources” discussion below for a breakdown of interest expense for our various borrower groups.

Gain (loss) on investments, net of $18,390 and $(51,892) for the three and six months ended June 30, 2009, respectively, and $(110,751) and $(89,135), for the three and six months ended June 30, 2008, respectively, consists primarily of the net increase or decrease in the fair value of Comcast common stock owned by the Company during the 2009 and 2008 periods and General Electric common stock owned by the Company during the 2008 periods.  The effects of these gains and losses are partially offset by the losses and gains on related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $(15,887) and $42,738 for the three and six months ended June 30, 2009, respectively, and $65,801 and $67,221, for the three and six months ended June 30, 2008, respectively, consists of unrealized and realized gains due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast common stock owned by the Company during the 2009 and 2008 periods and General Electric common stock owned by the Company during the 2008 periods.  The effects of these gains and losses are partially offset by the gains and losses on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Gain (loss) on interest rate swap contracts, net amounted to $13,907 and $(19,829) for the three and six months ended June 30, 2009, respectively, and $114,240 and $7,910 for the three and six months ended June 30, 2008, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company’s floating rate debt to limit the exposure against the risk of rising rates.  The gain (loss) on interest rate swap contracts included unrealized gains of $45,611 and $35,441 for the three and six months ended June 30, 2009, respectively, and $130,086 and $25,563 for the three and six months ended June 30, 2008, respectively, reflecting changes in the fair value of the Company’s swap contracts, which resulted primarily from an upward shift in the yield curve over the life of the contracts.

Write-off of deferred financing costs of $549 for the six months ended June 30, 2009 represents costs written off in connection with the repurchase of a portion of Cablevision senior notes due April 2009, CSC Holdings senior notes due July 2009 and CSC Holdings senior notes due August 2009 pursuant to our tender offers.

Loss on extinguishment of debt of $187 and $21,495 for the three and six months ended June 30, 2009, respectively, represents the premiums paid to repurchase a portion of Cablevision senior notes due April 2009, CSC Holdings senior notes due July 2009, and CSC Holdings senior debentures due August 2009 and related fees associated with the tender offers.  Loss on extinguishment of debt of $2,424 for the three and six months ended June 30, 2008 resulted from the repayment of the Company’s collateralized indebtedness relating to its holdings of shares of General Electric common stock.

Net miscellaneous income (expense) of $2,640 and $3,548 for the three and six months ended June 30, 2009, respectively, and $(6) and $1,160 for the three and six months ended June 30, 2008, respectively, includes dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.  The 2009 amounts also include dividends received from a cost method investee and gains on the sale of our ownership interests in sportskool and Lifeskool which are accounted for under the installment sale method.

Income tax expense attributable to continuing operations for the three months ended June 30, 2009 of $80,650 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by a decrease to the valuation allowance of $896 relating to certain state net operating loss carry forwards, tax expense of $372 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,942 and $1,125, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.

Income tax expense attributable to continuing operations for the six months ended June 30, 2009 of $100,432 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, a decrease to the valuation allowance of $1,020 relating to certain state net operating loss carry forwards, tax expense of $737 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,707 and $2,252, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.

Income tax expense attributable to continuing operations for the three months ended June 30, 2008 of $84,607 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by a decrease to the valuation allowance of $680 relating to certain state net operating loss carry forwards, tax expense of $1,564 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,631 and $1,256, respectively.

Income tax expense attributable to continuing operations for the six months ended June 30, 2008 of $70,121 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, an increase to the valuation allowance of $1,253 relating to certain state net operating loss carry forwards, tax expense of $1,823 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $2,998 and $2,798, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and, therefore, may be different from the rate used for a prior interim period.  In addition, certain items included in income from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Net (loss) income attributable to noncontrolling interests of $(51) and $148 for the three and six months ended June 30, 2009, respectively, and $2,396 and $(509) for the three and six months ended June 30, 2008, respectively, represent other parties’ share of the net income or losses of entities which are not wholly-owned by us but which are consolidated in our consolidated financial statements.

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Telecommunications Services segment:

	Three Months Ended June 30,
	2009		2008		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$1,355,985	100%	$1,291,411	100%	$64,574
Technical and operating expenses (excluding depreciation and amortization shown below)	549,649	41	535,578	41	(14,071)
Selling, general and administrative expenses	263,211	19	245,649	19	(17,562)
Depreciation and amortization	215,712	16	225,525	17	9,813
Operating income	$327,413	24%	$284,659	22%	$42,754

	Six Months Ended June 30,
	2009		2008		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$2,684,284	100%	$2,553,291	100%	$130,993
Technical and operating expenses (excluding depreciation and amortization shown below)	1,103,589	41	1,068,605	42	(34,984)
Selling, general and administrative expenses	522,848	19	492,704	19	(30,144)
Depreciation and amortization	436,417	16	450,073	18	13,656
Operating income	$621,430	23%	$541,909	21%	$79,521

Revenues, net for the three and six months ended June 30, 2009 increased $64,574 (5%) and $130,993 (5%), respectively, as compared to revenues for the same periods in the prior year.

	Three Months Ended June 30,		Increase	Percent Increase
	2009	2008	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$769,107	$741,210	$27,897	4%
High-speed data	287,682	275,394	12,288	4%
Voice	191,931	168,780	23,151	14%
Advertising	25,963	31,128	(5,165)	(17)%
Other (including installation, home shopping, advertising sales commissions, and other products)	23,565	25,066	(1,501)	(6)%
Total cable television	1,298,248	1,241,578	56,670	5%
Optimum Lightpath	59,943	61,435	(1,492)	(2)%
Intra-segment eliminations	(2,206)	(11,602)	9,396	81%
Total Telecommunications Services	$1,355,985	$1,291,411	$64,574	5%

	Six Months Ended June 30,		Increase	Percent Increase
	2009	2008	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$1,530,921	$1,476,678	$54,243	4%
High-speed data	569,504	544,999	24,505	4%
Voice	378,693	328,620	50,073	15%
Advertising	45,281	55,625	(10,344)	(19)%
Other (including installation, home shopping, advertising sales commissions, and other products)	46,004	50,034	(4,030)	(8)%
Total cable television	2,570,403	2,455,956	114,447	5%
Optimum Lightpath	124,157	120,880	3,277	3%
Intra-segment eliminations	(10,276)	(23,545)	13,269	56%
Total Telecommunications Services	$2,684,284	$2,553,291	$130,993	5%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our high-speed data and voice services, including additional services sold to our existing video subscribers, acquisition transactions that result in the addition of new subscribers, higher rates (primarily due to an increase of video rates of 3.5% on average, which was implemented beginning in December 2008), and upgrades by video customers from the level of the programming package to which they subscribe, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended June 30, 2009 was $139.69 as compared to $132.29 for the three months ended June 30, 2008, a 6% increase.  Our average monthly revenue per basic video subscriber for the three months ended March 31, 2009 was $136.55.

We believe the decline in advertising revenue is primarily due to the impact of the economic downturn which may continue.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services and the acquisition of 4Connections LLC in October 2008, partially offset by reduced traditional data services and lower intra-segment revenue.  Intra-segment eliminations for the three and six months ended June 30, 2009 include a reduction of interconnection costs charged to Optimum Lightpath and passed through to Optimum Voice of approximately $5,801 resulting from the resolution of certain disputed amounts between Optimum Lightpath and a third party vendor.  Additionally, Optimum Voice is purchasing fewer services from

Optimum Lightpath resulting from certain operational functions now being performed directly within cable operations.

The following table presents certain subscriber and revenue generating units (“RGUs”) information as of June 30, 2009, March 31, 2009, and June 30, 2008 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of June 30, 2009	As of March 31, 2009	As of June 30, 2008
		(in thousands)
Basic video customers	3,093	3,102	3,132
iO digital video customers	2,902	2,846	2,789
Optimum Online high-speed data customers	2,503	2,485	2,395
Optimum voice customers	1,967	1,930	1,766
Total revenue generating units	10,465	10,363	10,082

The Company had a decline of 8,700 and 15,000 basic video customers in the three and six months ended June 30, 2009, respectively, compared to a gain of 6,100 and 8,100, respectively, in the comparable periods in 2008.  This is primarily due to the impact of the current economic downturn, and, to a lesser extent, intensifying competition, particularly from Verizon.

For the three and six months ended June 30, 2009, the Company added 102,800 and 187,000 RGUs, respectively, as compared to 260,200 and 457,300 added in the comparable periods in 2008.  These additions include increases in iO digital video customers resulting from digital migration initiatives that eliminated the duplicate analog feeds of various channels carried in digital of approximately 48,100 and 81,500, in the three months ended June 30, 2009 and 2008, respectively.

The growth in RGU additions slowed compared to the comparable periods in 2008 as a result of the Company’s relatively high penetration rates, the current economic downturn and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.  The severity and length of the economic downturn, along with intensifying competition, could impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2009 increased $14,071 (3%) and $34,984 (3%), respectively, compared to the same periods in 2008.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase in field operations and network related costs primarily due to growth in RGUs, lower capitalizable activities and general cost increases	$14,619	$32,001
Increase in programming costs (including costs of on-demand services) primarily due to rate increases, partially offset by lower subscribers to certain tiers of service and the termination of carriage of VOOM’s programming in January 2009	5,273	8,202
Increase in franchise fees due to increase in video revenues	1,414	2,505
Decrease in call completion and interconnection costs, taxes and fees (net of related intra-segment eliminations) primarily due to the resolution of certain disputed interconnection costs of approximately $7,347 in the second quarter of 2009, a reduction in certain estimated fee reserves of approximately $2,600 in the first quarter of 2009 and lower rates, partially offset by higher volume due to increased voice customers and other fees	(7,358)	(7,905)
Intra-segment eliminations	123	181
	$14,071	$34,984

As a percentage of revenues, technical and operating expenses remained essentially constant for the three months ended June 30, 2009 and decreased 1% for the six months ended June 30, 2009 as compared to the same periods in 2008.  Technical and operating expenses consist primarily of programming costs and direct costs associated with providing and maintaining services to our customers.  These costs typically rise as the number of RGUs grow and also due to general inflationary cost increases for employees, contractors, programming rates and other various expenses.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decreases due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are based on a percentage of certain categories of revenue, primarily video revenue which vary by state and municipality.  These costs change in relation to changes in such categories of revenues.  We expect that our technical and operating expenses will continue to increase in the future.  However, as a percentage of revenues, we expect these costs to remain relatively constant.

Selling, general and administrative expenses increased $17,562 (7%) and $30,144 (6%) for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase in customer related costs primarily due to increased RGUs and general cost increases	$5,757	$13,752
Increase in sales and marketing costs primarily due to higher employee costs	10,175	13,359
Increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	863	3,306
Increase in other general and administrative costs for the three month period is primarily due to general cost increases. The decrease for the six month period is primarily due to severance charges of $2,347 in the first quarter of 2008	652	(440)
Intra-segment eliminations	115	167
	$17,562	$30,144

As a percentage of revenues, selling, general and administrative expenses remained essentially constant for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of RGUs grow and also as a result of general inflationary cost increases for employees and other various expenses.  We expect that our customer related costs will continue to increase in relation to increases in RGUs and general inflationary cost increases.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with attracting and retaining customers.  These costs may continue to increase as competition continues to intensify.

Depreciation and amortization decreased $9,813 (4%) and $13,656 (3%) for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Rainbow segment.

	Three Months Ended June 30,
	2009		2008		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$252,338	100%	$239,696	100%	$12,642
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	79,549	32	82,183	34	2,634
Selling, general and administrative expenses	91,175	36	90,413	38	(762)
Restructuring expense (credits)	4,014	2	(11)	—	(4,025)
Depreciation and amortization (including impairments)	28,611	11	36,704	15	8,093
Operating income	$48,989	19%	$30,407	13%	$18,582

	Six Months Ended June 30,
					Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$501,594	100%	$464,846	100%	$36,748
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	167,167	33	162,613	35	(4,554)
Selling, general and administrative expenses	184,831	37	186,823	40	1,992
Restructuring expense	4,764	1	350	—	(4,414)
Depreciation and amortization (including impairments)	57,000	11	56,957	12	(43)
Operating income	$87,832	18%	$58,103	12%	$29,729

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income (loss):
AMC, WE tv and IFC	$77,470	$73,286	$145,572	$131,139
Other services	(28,481)	(42,879)	(57,740)	(73,036)
	$48,989	$30,407	$87,832	$58,103

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

In January 2009, the U.S. domestic programming of VOOM was shut down.  This decision had a favorable impact on the operating income of our Rainbow segment of $19,492 and $25,888 for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in the prior year as the loss of revenues from our VOOM business was more than offset by the elimination of most operating expenses of VOOM in 2009.  The 2009 operating expenses included restructuring expenses of $4,014 and $4,764 for the three and six months ended June 30, 2009, respectively.  Currently, certain of the VOOM programming continues to be distributed internationally.

Revenues, net for the three and six months ended June 30, 2009 increased $12,642 (5%) and $36,748 (8%), respectively, as compared to revenues for the same periods in 2008.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Net increase due to affiliation fee revenues and advertising/sponsorship revenues primarily from Sundance Channel (acquired June 2008) and other revenue at Rainbow’s other services (excluding VOOM), partially offset by a decrease in affiliation fee revenues following the sale of Lifeskool (October 2008) and sportskool (September 2008) and a decrease in advertising revenues at News 12 Networks and RASCO	$12,947	$33,556
Net increase in affiliation fee revenues at the AMC, WE tv and IFC businesses resulting primarily from increases in viewing subscribers (see table below) and increases in affiliation fee rates and increases in other revenues at AMC and WE tv	10,768	21,001
Increase in advertising revenues at the AMC and WE tv businesses resulting primarily from improved program ratings at WE tv and higher units sold at AMC (for the six month period), partially offset by a decrease in sponsorship revenue at the IFC business due to the impact of current economic conditions	1,713	7,011
Decrease in revenues, net due to the Company’s decision in December 2008 to discontinue the U.S. domestic programming of VOOM (January 2009)	(12,786)	(24,820)
	$12,642	$36,748

The decrease in revenues of VOOM was due primarily to the loss of EchoStar’s carriage in May 2008 and the loss of carriage by Cablevision effective January 20, 2009.

Revenue increases discussed above are primarily derived from increases in the number of viewing subscribers, increases in affiliation fee rates charged for our services and increases in the level of advertising on our networks.  The following table presents certain viewing subscriber information as of June 30, 2009, March 31, 2009 and June 30, 2008:

	As of June 30, 2009	As of March 31, 2009	As of June 30, 2008
		(in thousands)
Viewing Subscribers:
AMC	86,600	86,500	85,400
WE tv	62,200	61,700	58,900
IFC	49,800	49,600	47,300
Sundance	33,100	33,100	29,600	*

*                The Company acquired Sundance Channel on June 16, 2008.

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three months ended June 30, 2009 decreased $2,634 (3%) compared to the same period in 2008 and for the six months ended June 30, 2009 increased $4,554 (3%) compared to the same period in 2008.  These changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase in programming costs at the AMC and WE tv and, to a lesser extent, IFC businesses (for the six month period) primarily due to increased non-film programming costs including costs for the development of original programming and, to a lesser extent, increased amortization of film content primarily at IFC due to a higher volume of licensed program rights	$5,896	$16,102
Net increase in programming costs at Rainbow’s other services (excluding VOOM) resulting primarily from the programming costs of Sundance Channel (acquired June 2008) and, to a lesser extent, increased content acquisition costs at IFC Entertainment, partially offset by a decrease of programming costs at RNC and Lifeskool (sold October 2008) and sportskool (sold September 2008)	6,266	15,270
Decrease of programming costs at VOOM due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM in January 2009	(14,796)	(26,818)
	$(2,634)	$4,554

As a percentage of revenues, technical and operating expenses decreased 2% during the three and six months ended June 30, 2009 as compared to the same periods in 2008.

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

Selling, general and administrative expenses increased $762 (1%) for the three months ended June 30, 2009 compared to the same period in 2008 and decreased $1,992 (1%) for the six months ended June 30, 2009 compared to the same period in 2008.  These changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Decrease in selling, marketing and advertising costs at the AMC, and WE tv businesses primarily related to a decrease in costs for the marketing and promotion of original programming in 2009 as compared to 2008, partially offset by an increase in the three month period at IFC due to the timing of the promotion of original series	$(420)	$(8,330)
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services (excluding VOOM) primarily related to marketing and promotional activities of Sundance Channel (acquired June 2008), partially offset by a decrease in costs following the sale of Lifeskool (October 2008) and sportskool (September 2008)	2,996	9,331
Decrease in selling, general and administrative expenses at VOOM due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM in January 2009	(5,450)	(11,330)
Net increase in administrative costs due primarily to the costs of Sundance Channel (acquired June 2008)	2,841	6,282
Net increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	795	2,055
	$762	$(1,992)

As a percentage of revenues, selling, general and administrative expenses decreased 2% and 3% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

There may be significant changes in the level of our expenses from quarter to quarter due to the timing of promotion and marketing of original programming and the number of premieres that occur during a quarter.  The decrease in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses for the six months ended June 30, 2009 compared to the same period in 2008 may not be indicative of the full year results for the year ending December 31, 2009.

Restructuring expense of $4,014 and $4,764 for the three and six months ended June 30, 2009 represents primarily the additional impairment of program rights due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM and the decision in 2009 to discontinue certain international programming.  Restructuring of $350 for the six months ended June 30, 2008 represents primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) decreased $8,093 (22%) and increased $43 (less than 1%) for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  Amortization of intangible assets decreased $15,034 due to the write-off of deferred carriage fees at VOOM HD Networks after Echostar ceased the distribution of VOOM in May 2008, partially offset by an increase of $6,261 and $13,771 for the three and six months ended June 30, 2009 primarily due to the increase in amortization of identifiable intangible assets acquired in connection with the acquisition of Sundance Channel in June 2008.  Depreciation expense increased $680 and $1,306 for the three and six months ended June 30, 2009 as compared to the same periods in 2008 primarily attributable to depreciation expense of certain acquired assets in connection with the acquisition of the Sundance Channel and an increase in depreciation expense at RNC and News 12 Networks, partially offset by a decrease in depreciation expense at the AMC, We tv and IFC businesses and at VOOM for the six months ended June 30, 2009 compared to the same period in the prior year.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Madison Square Garden segment.

	Three Months Ended June 30,				(Increase)
	2009		2008		Decrease in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Loss
Revenues, net	$207,336	100%	$209,246	100%	$(1,910)
Technical and operating expenses (excluding depreciation and amortization)	122,208	59	119,617	57	(2,591)
Selling, general and administrative expenses	78,770	38	69,054	33	(9,716)
Depreciation and amortization	14,768	7	17,922	9	3,154
Operating income (loss)	$(8,410)	(4)%	$2,653	1%	$(11,063)

	Six Months Ended June 30,				(Increase)
	2009		2008		Decrease in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Loss
Revenues, net	$488,654	100%	$484,582	100%	$4,072
Technical and operating expenses (excluding depreciation and amortization)	329,111	67	336,325	69	7,214
Selling, general and administrative expenses	137,893	28	130,526	27	(7,367)
Depreciation and amortization	30,496	6	32,879	7	2,383
Operating loss	$(8,846)	(2)%	$(15,148)	(3)%	$6,302

Revenues, net for the three and six months ended June 30, 2009 decreased $1,910 (1%) and increased $4,072 (1%), respectively, as compared to revenues for the same periods in 2008.  These net changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase in network affiliation fees, primarily from third parties	$9,327	$18,756
Decrease in team and other live sporting event revenues	(2,995)	(3,147)
Decrease in revenues from entertainment events	(8,732)	(11,076)
Other net increases (decreases)	490	(461)
	$(1,910)	$4,072

The increase in network affiliation fees was primarily due to contractual rate increases and an increase in subscriber counts.  These increases are expected to result in similar quarterly affiliation fee revenue increases during the remainder of 2009 as compared to the respective periods of 2008.

Team and other live sporting event revenues decreased for the three months ended June 30, 2009 as compared to the year earlier period primarily from a decrease in team playoff related revenues, partly offset by an increase in revenues for other live sporting events primarily attributable to the mix of events presented.  The decrease in team and other live sporting event revenues for the six months ended June 30, 2009 as compared to the year earlier period resulted primarily from a decrease in team playoff related revenues and revenues from other live sporting events primarily attributable to lower boxing ticket sales mostly attributable to the absence of a large scale boxing event in the first quarter of 2008. These decreases were, partially offset by an increase in team regular season ticket sales which was mostly due to an increase in average ticket prices.

Revenues from entertainment events for the three and six months ended June 30, 2009 decreased from the comparable periods of the prior year primarily due to fewer concerts and the change in mix of events.

Madison Square Garden’s revenues are highly dependent on our customers’ discretionary entertainment spending.  In addition, our entertainment business is dependent on the number of events presented in our venues by Madison Square Garden and by third parties.  For the three and six months ended June 30, 2009, we have seen a reduction in the renewal of certain of our suite licenses and a lower level of arena event bookings reflecting the current economic environment.

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2009 increased $2,591 (2%) and decreased $7,214 (2%), respectively, as compared to the same periods in 2008.  These changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase (decrease) in variable costs associated with entertainment events	$(585)	1,392
Decrease in networks operating costs	(627)	(4,664)
Decrease in provision for NBA luxury tax (excluding impact of certain team personnel transactions referred to below)	(519)	(3,016)
Increase (decrease) in net provisions for certain team personnel transactions (including the impact of luxury tax)	1,143	(1,507)
Increase (decrease) in other team and other live sporting event operating costs	673	(3,927)
Other net increases, primarily venue related operating costs	2,506	4,508
	$2,591	$(7,214)

Entertainment event costs in the six month period ended June 30, 2009 increased from the comparable period of the prior year due primarily to the mix of events.

Network operating costs decreased for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008 resulting primarily from a decrease in production costs.  We currently anticipate that network operating costs will also be lower for the full year 2009 as compared to 2008.

Provisions for luxury tax, excluding the impact from team personnel transactions, in the three and six months ended June 30, 2009 as compared to the same periods in 2008 decreased due primarily to a provision recorded in the fourth quarter of 2008 for a player who experienced a career-ending injury in that year.  Other team and other live sporting event operating costs for the three months ended June 30, 2009 as compared to the same period in 2008 primarily reflect increases in other live sporting event costs and team personnel compensation, partly offset by a decrease in NHL revenue sharing and playoff related expenses and an increase in anticipated insurance proceeds related to an injured player. Other team and other live sporting event operating costs decreased for the six months ended June 30, 2009 as compared to the same period in 2008 due primarily to the absence of costs associated with a large scale boxing event we promoted in the first quarter of 2008, a decrease in NHL revenue sharing and playoff related expenses, and an increase in anticipated insurance proceeds related to an injured player, partly offset by an increase in  team personnel compensation.

Net provisions for team personnel transactions discussed above include provisions made in 2009 and 2008 for career-ending and season-ending player injuries, net of anticipated insurance recoveries, and waivers, as well as costs of termination related to other team personnel contracts.

As a percentage of revenues, technical and operating expenses increased 2% and decreased 2% during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Selling, general, and administrative expenses for the three and six months ended June 30, 2009 increased $9,716 (14%) and $7,367 (6%), respectively, as compared to the same periods in 2008.  These increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2009
Increase in severance, employee salaries and related benefits (see discussion below)	$21,442	$29,635
Decrease in legal and other professional fees (see discussion below)	(9,089)	(19,278)
Decrease in advertising and promotion expenses, primarily at the networks	(3,196)	(4,242)
Other net increases, primarily due to higher rent expense	559	1,252
	$9,716	$7,367

Severance, employee salaries and related benefits increased for the three and six months ended June 30, 2009 as compared to the same periods in the prior year due primarily to an increase in severance costs mostly attributable to a separation agreement with a team executive entered into in the second quarter of 2009 and the impact of salary increases.  Legal and other professional fees decreased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 primarily due to the settlement of the litigation with the NHL in the first quarter of this year. Currently, full year legal fees are expected to be significantly lower in 2009 as compared to 2008.

As a percentage of revenues, selling, general and administrative expenses increased 5% and 1% during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Depreciation and amortization for the three and six months ended June 30, 2009 decreased $3,154 (18%) and $2,383 (7%), respectively, as compared to the same periods in 2008.  Depreciation expense decreased $1,971 and $637 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 resulting primarily from the effect of certain assets becoming fully depreciated, offset in part by depreciation of fixed asset additions.  Amortization of intangible assets decreased $1,183 and $1,746 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 primarily due to certain intangible assets becoming fully amortized in the first quarter of 2009.

Newsday

The table below sets forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues
Revenues, net	$88,672	100%	$172,088	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	55,069	62	110,763	64
Selling, general and administrative expenses	28,620	32	56,319	33
Restructuring credits	(66)	—	(66)	—
Depreciation and amortization (including impairments)	7,668	9	14,902	9
Operating loss	$(2,619)	(3)%	$(9,830)	(6)%

Revenues, net for the three and six months ended June 30, 2009 amounted to $88,672 and $172,088, respectively, and are comprised of the following:

	Three Months	Six Months
	Ended June 30, 2009
Advertising revenue, net	$67,729	$130,172
Circulation revenue, net	19,316	38,765
Other revenue, net	1,627	3,151
Revenues, net	$88,672	$172,088

Newsday’s advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  Later this year, Newsday intends to transition to a subscriber access model for its website’s content.  This initiative could have a negative impact on website traffic.

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

Advertising revenues, net for the three and six months ended June 30, 2009 are comprised of the following:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Amount	% of Advertising Revenues	Amount	% of Advertising Revenues
Retail	$35,325	52%	$64,302	49%
National	12,674	19	27,862	21
Classified	19,730	29	38,008	29
Advertising revenues, net	$67,729	100%	$130,172	100%

Newsday has experienced declines in several of its advertising revenue categories for the three and six months ended June 30, 2009 as compared to the same periods in the prior year as a result of the continuing economic downturn with the most significant of these declines in the real estate, automotive, job recruitment, home improvement and financial services advertising categories.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2009 amounted to $55,069 (62% of revenues, net) and $110,763 (64% of revenues, net), respectively.  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.  Circulation and distribution expenses (excluding employee compensation and benefits) for the three and six months ended June 30, 2009 were $14,242 or 26% and $28,301 or 26% of technical and operating expenses, respectively.  Newsprint and ink expenses for the three and six months ended June 30, 2009 were $11,139 or 20% and $22,644 or 20% of technical and operating expenses, respectively.  During the second quarter of 2009, Newsday completed its web-width reduction project to reduce the size of the Newsday and amNewYork newspapers.  Newsprint and operating supply costs are expected to be reduced as a result of this project.  Included within technical and operating expenses for the three and six months ended June 30, 2009 are severance costs of $84 and $234, respectively, related to workforce reductions in the circulation and production areas as a result of ongoing cost containment initiatives.

Selling, general, and administrative expenses for the three and six months ended June 30, 2009 amounted to $28,620 (32% of revenues, net) and $56,319 (33% of revenues, net), respectively.  Selling, general, and administrative expenses include primarily direct sales expenses and costs of facilities, information systems, finance, and research and promotion.  Direct sales expenses accounted for approximately 42% and 41% of selling, general, and administrative expenses for the three and six months ended June 30, 2009, respectively, and are directly linked to advertising revenues.  Included within selling, general and administrative expenses for the three and six months ended June 30, 2009 are severance costs of $8 and $237, respectively, related to workforce reductions primarily in the facilities and information system departments as a result of ongoing cost containment initiatives.

Depreciation and amortization for the three and six months ended June 30, 2009 amounted to $7,668 and $14,902, respectively, and represents the depreciation of property and equipment and the amortization of definite-lived intangible assets acquired in connection with the Newsday transaction on July 29, 2008.  Included within depreciation expense is $2,013 and $4,025, respectively, for the three and six months ended June 30, 2009 related to depreciation expense associated with the decreased remaining useful lives of two presses that were phased out of service in June 2009.  Also included within depreciation expense for the three months ended June 30, 2009 are impairment charges of $740 on fixed assets no longer used in the ordinary course of business.

CSC HOLDINGS, INC.

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense relating to Cablevision senior notes issued in April 2004 included in Cablevision’s consolidated statements of operations	$(20,667)	$(30,222)	$(50,856)	$(63,617)

Interest income related to cash held at Cablevision	256	141	291	372

Interest income included in CSC Holdings’ consolidated statements of operations related to interest on 8% senior notes due 2012 and the accretion of the discount related to the notes issued by Cablevision in connection with the Newsday transaction contributed to CSC Holdings (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	(15,697)	—	(31,210)	—

Loss on extinguishment of debt	(17)	—	(515)	—

Write-off of deferred financing costs related to the repurchase of a portion of Cablevision’s April 2009 senior notes pursuant to a tender offer	—	—	(72)	—

Income tax benefit included in Cablevision’s consolidated statements of operations related to the items listed above	15,099	12,746	34,157	27,008

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION - CABLEVISION

Operating Activities

Net cash provided by operating activities amounted to $781,482 for the six months ended June 30, 2009 compared to $708,579 for the six months ended June 30, 2008.  The 2009 cash provided by operating activities resulted from $660,055 of income before depreciation and amortization (including impairments), $284,131 of non-cash items and a $32,284 decrease in current and other assets.  Partially offsetting these increases was a decrease of $78,117 in accounts payable and accrued liabilities, a $110,240 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights, and a $6,631 decrease in deferred revenue.

The 2008 cash provided by operating activities resulted from $614,242 of income before depreciation and amortization, $221,988 of non-cash items, $21,056 from an increase in accounts payable and $60,160 from a decrease in current and other assets.  Partially offsetting these increases were decreases in cash of $99,820 resulting from the acquisition of and payment of obligations relating to program rights, a $46,787 decrease in deferred revenue and a $62,260 decrease in accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $374,486 compared to $531,683 for the six months ended June 30, 2008.  The 2009 investing activities consisted primarily of $378,846 of capital expenditures ($339,148 of which relate to our Telecommunications Services segment) and other net cash receipts of $4,360.

The 2008 investing activities consisted primarily of $383,661 of capital expenditures ($349,937 of which related to our Telecommunications Services segment), $105,788 of payments relating to the acquisition of Sundance, $37,873 of other investments and other net cash payments aggregating $4,361.

Financing Activities

Net cash used in financing activities amounted to $322,818 for the six months ended June 30, 2009 compared to net cash provided by financing activities of $274,654 for the six months ended June 30, 2008.  In 2009, the Company’s financing activities consisted primarily of $1,277,598 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $195,000, dividend payments to common shareholders of $59,340, additions to deferred financing costs of $28,986 and other net cash payments of $12,814, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

In 2008, the Company’s financing activities consisted primarily of proceeds of $500,000 from the issuance of senior notes, net proceeds of bank debt of $155,000, partially offset by net repayments of collateralized indebtedness of $366,011 and other net cash payments of $14,335.

CASH FLOW DISCUSSION - CSC HOLDINGS

Operating Activities

Net cash provided by operating activities amounted to $867,357 for the six months ended June 30, 2009 compared to $706,172 for the six months ended June 30, 2008.  The 2009 cash provided by operating activities resulted from $708,259 of income before depreciation and amortization (including impairments), $310,466 of non-cash items and a $32,249 decrease in current and other assets.  Partially offsetting these increases was a decrease of $66,645 in accounts payable and accrued liabilities, a $110,240 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights, a $6,631 decrease in deferred revenue and an increase in advances to affiliates of $101.

The 2008 cash provided by operating activities resulted from $650,479 of income before depreciation and amortization, $245,263 of non-cash items, $21,056 from an increase in accounts payable and $60,257 from a decrease in current and other assets.  Partially offsetting these increases were decreases in cash of $99,820 resulting from the acquisition of and payment of obligations relating to program rights, an increase in advances to affiliates of $65,459, a $46,787 decrease in deferred revenue and a $58,817 decrease in accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $374,486 compared to $531,683 for the six months ended June 30, 2008.  The 2009 investing activities consisted primarily of $378,846 of capital expenditures ($339,148 of which relate to our Telecommunications Services segment) and other net cash receipts of $4,360.

The 2008 investing activities consisted primarily of $383,661 of capital expenditures ($349,937 of which related to our Telecommunications Services segment), $105,788 of payments relating to the acquisition of Sundance, $37,873 of other investments and other net cash payments aggregating $4,361.

Financing Activities

Net cash used in financing activities amounted to $415,932 for the six months ended June 30, 2009 compared to net cash provided by financing activities of $274,134 for the six months ended June 30, 2008.  In 2009, the Company’s financing activities consisted primarily of $777,083 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $195,000, dividend payments to Cablevision of $662,410, additions to deferred financing costs of $28,986 and other net cash payments of $3,373, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

In 2008, the Company’s financing activities consisted primarily of proceeds of $500,000 from the issuance of senior notes, net proceeds of bank debt of $155,000, partially offset by net repayments of collateralized indebtedness of $366,011 and other net cash payments of $14,855.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group Class A common stock, Cablevision NY Group Class B common stock and approximately $1,682,000 of debt securities, including $1,000,000 held by third party investors and approximately $682,000 (with a fair value of approximately $650,000 at the date of contribution on July 29, 2008, in connection with the Newsday transaction (see Note 4 of the condensed consolidated financial statements)), which were contributed to CSC Holdings and are now held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $682,000 of notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

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

We have assessed the implications of the recent distress in the capital and credit markets on our ability to repay our scheduled debt maturities over the next twelve months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled debt maturities totaling $453,779 as of June 30, 2009 ($50,570 of which was due and repaid on July 15, 2009). However, continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and RNS revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the six months ended June 30, 2009:

	Restricted Group	Rainbow National Services	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (b)	Total Cablevision
Bank debt	$4,161,250	$647,500	$650,000	$—	$5,458,750	$—	$—	$5,458,750
Capital lease obligations	—	12,306	1,544	45,324	59,174	—	—	59,174
Note payable	1,558	—	—	—	1,558	—	—	1,558
Senior notes and debentures	4,199,784	299,148	—	—	4,498,932	1,656,890	(656,890)	5,498,932
Senior subordinated notes	—	323,691	—	—	323,691	—	—	323,691
Collateralized indebtedness relating to stock monetizations	—	—	—	422,779	422,779	—	—	422,779
Total debt	$8,362,592	$1,282,645	$651,544	$468,103	$10,764,884	$1,656,890	$(656,890)	$11,764,884

Interest expense	$244,744	$38,520	$32,197	$17,908	$333,369	$82,066	$(31,210)	$384,225
Capital expenditures	$334,434	$502	$3,571	$40,339	$378,846	$—	$—	$378,846

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

The following table provides details of the Company’s capital expenditures for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Capital Expenditures

Consumer premise equipment	$76,814	$78,158	$177,847	$190,730
Scalable infrastructure	42,066	40,046	64,154	66,264
Line extensions	7,540	6,456	14,445	14,101
Upgrade/rebuild	5,190	1,202	8,640	2,521
Support	23,311	28,703	37,445	39,427
Total Cable Television	154,921	154,565	302,531	313,043
Optimum Lightpath	21,924	19,796	36,617	36,894
Total Telecommunications	176,845	174,361	339,148	349,937
Rainbow	2,760	4,045	4,431	9,474
Madison Square Garden	9,004	5,979	23,810	14,261
Newsday	1,453	—	3,571	—
Other (Corporate, Theatres and PVI)	5,016	5,816	7,886	9,989
Total Cablevision	$195,078	$190,201	$378,846	$383,661

Restricted Group

As of June 30, 2009, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers, of which approximately 2.9 million subscribe to our digital video service), and high-speed data service (approximately 2.5 million customers), and our VoIP services operations (approximately 2.0 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

On May 27, 2009, CSC Holdings entered into an agreement that provides for an extension of the maturity date from March 29, 2013 to March 29, 2016 of approximately $1,167,000 of the $3,395,000 outstanding principal amount of the term B loans under its principal credit facility.  Consenting lenders received a one-time amendment fee of five basis points on their total loan commitments.  Lenders electing to extend their loan commitments will be paid an annual extension fee of 1.5% of their loan commitments through maturity on March 29, 2016.

The Restricted Group’s credit facility consists of four components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility, a $2,228,222 term B loan facility and a $1,166,778 term B-2 extended loan facility.  The four components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of June 30, 2009, $54,949 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $945,051 of the revolver was undrawn and was available to be drawn to meet the net funding and investment requirements of the Restricted Group.  The revolving credit facility and the term A-1 loan facility mature in February 2012, the term B loan facility matures in March 2013 and the term B-2 extended loan facility matures in March 2016.  The revolver has no required interim repayments.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $62,500 in 2009 and 2010 and $100,000 in 2011.  The $2,228,222 term B loan facility is subject to quarterly repayments of $5,743 through March 31, 2012 and $539,827 beginning on June 30, 2012 through its maturity date in March 2013.  The $1,166,778 term B-2 extended loan facility is subject to quarterly repayments of $3,007 through December 30, 2015 and a final payment of $1,085,585 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at anytime.  Outstanding borrowings under the term A-1 loan facility, term B loan facility and term B-2 extended loan facility were $775,000, $2,222,479 and $1,163,771 respectively, at June 30, 2009.  The weighted average interest rates as of June 30, 2009 on borrowings under the term A-1 loan facility, term B loan facility and term B-2 extended loan facility were 1.32%, 2.07% and 2.07%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility and term B-2 extended loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage (as defined in the term A-1 loan facility) of 5.00 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage (as defined in the term A-1 loan facility) of 3.25 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, a minimum ratio for cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit the Company’s ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility and term B-2 extended loan facility, the Company is limited in its ability to incur additional indebtedness based on a maximum total leverage ratio (as defined in the term B loan facility) of 5.50 times cash flow through December 31, 2009 with a subsequent step-down to 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio (as defined in the term B loan facility and term B-2 extended loan facility) of 4.50 times cash flow.

Under the revolving credit facility and the term A-1, term B and term B-2 extended loan facilities, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  The Company’s ability to make restricted payments is also limited by provisions in the term B loan facility and term B-2 extended loan facility and the indentures covering the Company’s notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of June 30, 2009.

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  In addition, we incurred financing costs of $16,434.  The proceeds were used in connection with the tender offers discussed below and to repay a portion of the remaining outstanding Cablevision April Notes.

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  In addition, we incurred financing costs of $10,837.  The proceeds were used in connection with the tender offers discussed below and to repay a portion of the remaining outstanding Cablevision April Notes.

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

Pursuant to the tender offers, the Company repurchased $196,269 aggregate principal amount of the April Notes, $449,430 aggregate principal amount of the July Notes and $306,791 aggregate principal amount of the August Debentures.  The total amount validly tendered represented 39.3% of the outstanding principal amount of April Notes, 89.9% of the outstanding principal amount of the July Notes, 76.7% of the outstanding principal amount of the August Debentures, and 68.0% of the outstanding principal amount of all senior notes and debentures that were subject to the cash tender offers.  As of June 30, 2009, $50,570, and $93,209 were outstanding under the July Notes and August Debentures, respectively.  Cablevision repaid the remaining outstanding balance of its April Notes aggregating $303,731 upon their maturity on April 1, 2009 with cash on hand.  CSC Holdings repaid the remaining outstanding balance of its July Notes aggregating $50,570 upon their maturity on July 15, 2009 with cash on hand.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision’s and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape.  The corporate credit rating for Cablevision and CSC Holdings is Ba2 by Moody’s with a stable outlook and BB by Standard & Poor’s with a negative outlook.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.

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

The table below summarizes certain terms of these interest rate swap contracts as of June 30, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at June 30, 2009*
March 2010	$1,100,000	3.65%	0.65%
June 2012	$2,600,000	4.86%	0.65%

*                               Represents the floating rate received by the Company under its interest rate swap contracts at June 30, 2009 and does not represent the rates to be received by the Company on future payments.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary owns the Company’s AMC, WE tv and IFC programming operations.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS and borrowings under its revolving credit facilities.  RNS’ principal uses of cash include: the debt service of RNS and the net funding and investment requirements of other Rainbow programming entities including News 12 Networks and the continuing international operations of the VOOM HD Networks.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $25,000 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facilities.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS credit facility.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at June 30, 2009.

Outstanding borrowings under the term A loan facility and the original revolving credit facility were $462,500 and $185,000, respectively, at June 30, 2009.  At June 30, 2009, the weighted average interest rate on both the term A loan facility and amounts drawn under the original revolving credit facility was 1.32%.  As of June 30, 2009, $185,000 of the RNS revolving credit facility was drawn and RNS had $395,000 in total undrawn revolver commitments consisting of $115,000 under its original revolver and $280,000 under the Incremental Revolver, which undrawn amounts were available to be drawn to meet the net funding and investment requirements of RNS.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of June 30, 2009.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of RNS’ credit ratings include its free cash flow generating capacity, fiscal strategy, enterprise value and industry risk.  The corporate credit rating for RNS is Ba2 by Moody’s with a stable outlook and BB by Standard & Poor’s with a negative outlook.  Any future downgrade to the RNS credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts are not designated as hedges for accounting purposes.

The table below summarizes certain terms of these interest rate swap contracts as of June 30, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at June 30, 2009*
November 2009	$450,000	1.84%	0.32%

*                               Represents the floating rate received by RNS under its interest rate swap contracts at June 30, 2009 and does not represent the rates to be received by RNS on future payments.

As a result of the CSC Holdings and RNS interest rate swap transactions, the interest rate paid on approximately 93% of the Company’s debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 36% is effectively fixed through utilization of these interest rate swap contracts) as of June 30, 2009 and after giving effect to the repayment of CSC Holdings’ remaining July Notes.

Madison Square Garden

Madison Square Garden does not currently have a credit facility in place.  We currently expect Madison Square Garden’s funding requirements for the next 12 months to be met by its cash on hand, repayment of intercompany advances, and cash from operations.

The Company previously announced its intent to pursue a major renovation of the Madison Square Garden arena.  We continue to review all aspects of this complex project with our consultants in order to improve the renovation plans, mitigate project risks and identify efficiencies in all aspects of costs, planning and project-phasing.  We also continue to develop our cost and capital investment estimates to ensure that the planned renovation meets our overall expectations and objectives.

While the pre-construction planning and cost estimates of this renovation are not yet final, the Company currently expects that the project’s cost will be materially higher than our original estimate of $500,000.  The Company expects that the estimated costs associated with the project will be met from cash on hand, receipt of repayments of advances made to a subsidiary of Cablevision and cash flow from operations of Madison Square Garden.  To the extent that management determines that outside financing is required or desirable, we intend to raise that financing at Madison Square Garden.

In order to most efficiently and effectively complete the renovation, it will be a year-round project.  Our goal is to minimize disruption to current operations and to achieve this, Madison Square Garden will remain open for the New York Knicks’ and New York Rangers’ seasons, while we sequence the construction to ensure that we maximize our construction efforts when we close the arena during summer months.  Our current expectation is that the renovated lower bowl of the arena will be open for the 2011-12 seasons, and that the renovated upper bowl will be open for the 2012-13 seasons.

Although the Company continues to pursue the arena renovation plan, there can be no assurance that a renovation will occur or what the ultimate cost or timing of any renovation activity may be.

We actively manage the available cash of our subsidiaries to minimize the overall need for short term borrowings.  As a result, our subsidiaries that have excess cash will advance some or all of those funds to Cablevision or to other subsidiaries which have funding needs.  As of June 30, 2009, Madison Square Garden had extended intercompany loans aggregating $190,000 to our subsidiary, Rainbow Media Holdings.  The loan is currently a noninterest bearing, demand loan.  If the contemplated spin-off of Madison Square Garden occurs, then, prior to the completion of the spin-off, the terms of this loan will be changed to provide for a fixed maturity (which is currently expected to be less than 12 months following the spin-off date) and for the payment of cash interest at a rate to be determined prior to the completion of the spin-off.  We expect to be able to repay this intercompany note through the use of one or more of the following: cash on hand, cash generated by operating activities and available borrowings under our credit facilities.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday has a $650,000 senior secured credit facility that is rated Ba3 with a stable outlook by Moody’s and BB+ by Standard & Poor’s, and is comprised of two components: a $525,000 9.75% fixed rate term loan facility and a $125,000 floating rate term loan facility.  In February 2009, Standard and Poor’s placed the BB+ rating on Newsday’s senior secured debt on CreditWatch with negative implications.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The interest rate on the floating rate term loan facility is the Eurodollar rate (as defined) plus 5.50%, and at June 30, 2009 was approximately 6.63%.

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

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of June 30, 2009.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

Monetization Contract Maturities

In March and May 2009, monetization contracts covering 2,732,184 and 2,668,875 shares of Comcast Corporation stock, respectively, matured.  We settled our obligations under the related Comcast collateralized indebtedness, net of the value of the related equity derivative contracts, by delivering cash from the net proceeds of new monetization transactions covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

During the next twelve months, monetization contracts covering 10,738,809 shares of Comcast mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Commitments and Contingencies

As of June 30, 2009, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet increased approximately $453,000 to approximately $5,357,000 as compared to approximately $4,904,000 at December 31, 2008.  The increase relates primarily to newly executed multi-year programming agreements entered into during the second quarter of 2009.

Recent Events

On February 25, 2009 and May 6, 2009, respectively, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on March 31, 2009 and June 9, 2009, respectively, which was paid to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of March 9, 2009 and May 18, 2009, respectively.

During the six months ended June 30, 2009, CSC Holdings paid dividends to Cablevision aggregating approximately $664,284.  The proceeds were used to fund (i) Cablevision’s repurchase of a portion of Cablevision’s floating rate senior notes due April 1, 2009 pursuant to the tender offer completed in March 2009 ($196,269); (ii) Cablevision’s repayment of the remaining outstanding balance of its floating rate senior notes upon their maturity ($303,731) (see Note 11); (iii) Cablevision’s dividends paid on March 31, 2009 and June 9, 2009; (iv) Cablevision’s interest payments on certain of its senior notes; and (v) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares.

On May 6, 2009, the Board of Directors of Cablevision authorized the Company’s management to explore the spin-off of its Madison Square Garden business.

On July 29, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on September 1, 2009 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 10, 2009.

On July 29, 2009, the Board of Directors of Cablevision authorized the Company’s management to file the appropriate documents with the Securities and Exchange Commission and the IRS to formally pursue a tax-free spin-off of its Madison Square Garden business.  It is anticipated that the spin-off would take the form of a distribution to all shareholders of Cablevision, with holders of CNYG Class A common stock receiving Class A shares in Madison Square Garden and holders of CNYG Class B common stock receiving Class B shares in Madison Square Garden.  Completion of the spin-off is subject to numerous conditions and all required regulatory approvals, including receipt of a ruling from the IRS and final approval of the Cablevision Board of Directors.

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

Interest rate swap contracts have been entered into by each of CSC Holdings and RNS.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in value reflected in our consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2009, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our consolidated balance sheets with changes in value reflected in our consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Recently Issued Accounting Pronouncements Not Yet Adopted

To be Adopted in the Third Quarter of 2009

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “SFAS” No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“Statement No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  Statement No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  The Company does not expect the adoption of Statement No.168 to have a material effect on the Company’s condensed consolidated financial statements.

To be Adopted in the Fourth Quarter of 2009

In December 2008, the FASB issued FASB Staff Position “FSP” No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R) Employers’

Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2009, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $422,779 at June 30, 2009.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of June 30, 2009, the fair value and the carrying value of our holdings of Comcast common stock aggregated $311,210.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $31,121.  As of June 30, 2009, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $126,650, a net receivable position.  For the six months ended June 30, 2009, we recorded a net gain on our outstanding equity derivative contracts of $42,738 and recorded unrealized and realized losses of $51,332 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2008, net receivable position	$113,737
Change in fair value, net	42,738
Settlement of contracts	(29,825)
Fair value as of June 30, 2009, net receivable position	$126,650

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High
Comcast	5,337,750	2009	$22.92 - $27.49	$27.50	$32.99
	8,069,934	2010	$20.03 - $22.07	$30.04	$33.10
	8,069,934	2011	$13.16 - $16.14	$15.79	$20.98

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2009, the fair value of our fixed rate debt of $6,764,384 was less than its carrying value of $6,770,400 by $6,016.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2009 would increase the estimated fair value of our fixed rate debt by $218,262 to $6,982,646.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Swap Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  The Company monitors the financial institutions that are counterparties to our interest rate swap contracts and we diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  Our interest rate swap contracts have been entered into by CSC Holdings and RNS.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in our consolidated statements of operations.

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of existing contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000.  As of June 30, 2009, these interest rate swap contracts had a fair value and carrying value of $231,126, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at June 30, 2009 would increase our liability under these derivative contracts by approximately $38,056 to a liability of $269,182.

For the six months ended June 30, 2009, we recorded a net loss on interest swap contracts of $19,824, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2008, a net liability position	$(265,937)
Change in fair value, net	34,811
Fair value as of June 30, 2009, a net liability position	$(231,126)

Change in fair value, net	$34,811
Realized loss resulting from net cash payments	(54,635)

Net loss on interest rate swap contracts	$(19,824)

On March 24, 2009, the Company’s remaining prepaid interest rate swap matured.  At June 30, 2009, the Company had no outstanding prepaid interest rate swaps.  For the six months ended June 30, 2009, we recorded a net loss on such interest swap contract of $4.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control

During the six months ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Reference is made to the lawsuit filed by Madison Square Garden, L.P. (“MSG”) against the National Hockey League and certain related entities (“the NHL”), described on page 40 of the Company’s 2008 Form 10-K.  In March 2009, the parties entered into a settlement agreement, and this action and the counterclaims have been dismissed.

Reference is made to the antitrust lawsuit filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers, described on pages 39-40 of the Company’s 2008 Form 10-K.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-

defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs’ antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  The court held a hearing on the defendants’ motions on July 10, 2009, but has not yet rendered a decision on the merits.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1-30, 2009	629,802	$18.73	N/A	N/A

In June 2009, 1,527,991 restricted shares issued to employees of the Company during 2006 vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of approximately $11.8 million, 629,802 of these shares were surrendered to the Company.  The 629,802 acquired shares have been classified as treasury stock.

Item 4.                    Submission of Matters to a Vote of Security Holders

2009 Annual Meeting

The Company’s Annual Meeting of Stockholders was held on May 21, 2009.  The following matters were voted upon at the Company’s Annual Meeting of Stockholders:

Election of Directors:

Class A Directors:

Zachary W. Carter	For:	176,653,718
	Votes withheld:	34,662,919

Charles D. Ferris:	For:	97,436,965
	Votes withheld:	113,879,672

Thomas V. Reifenheiser:	For:	176,483,293
	Votes withheld:	34,833,344

Vice Admiral John R. Ryan USN (Ret.):	For:	179,854,018
	Votes withheld:	31,462,619

Vincent Tese:	For:	162,726,867
	Votes withheld:	48,589,770

Leonard Tow:	For:	176,359,271
	Votes withheld:	34,957,366

Class B Directors:

Charles F. Dolan	Thomas C. Dolan	For:	548,733,510
James L. Dolan	Brian G. Sweeney	Votes withheld:	0
Deborah Dolan-Sweeney	Brad Dorsogna
Kathleen M. Dolan	Frank J. Biondi
Marianne Dolan Weber	Rand V. Araskog
Patrick F. Dolan

Each of the above nominees for election by the Cablevision NY Group Class B common stockholders received the same vote as indicated above.

Ratification and approval of KPMG LLP:
	For:	758,130,212
	Against:	1,887,788
	Abstain:	32,147

Approval of Cablevision Systems Corporation Amended 2006 Employee Stock Plan:

For:	620,811,947
Against:	121,011,117
Abstain:	165,042

Item 6.                    Exhibits

(a)           Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	July 30, 2009		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.