Form 10-Q/A
period 2009-06-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2009-08-31
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

We are providing this Amendment (the "Amended Report") to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission on July 30, 2009 (the "Original Report"). This Amended Report is being filed solely to amend the certifications by our President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error whereby an incorrect date was inadvertently provided on the certifications. This Amendment includes new certifications by our President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32 hereto.  We have also included as exhibits to this Amended Report the same XBRL data files that were furnished with our Form 10-Q/A that was filed with the Securities and Exchange Commission on August 10, 2009.

Except as described above, we have not modified or updated other disclosures contained in the Original Report. Accordingly, this Amended Report, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Report or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Report.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

2009 Annual Meeting

The Company’s Annual Meeting of Stockholders was held on May 21, 2009.  The following matters were voted upon at the Company’s Annual Meeting of Stockholders:

Election of Directors:

Class A Directors:

Zachary W. Carter	For:	176,653,718
	Votes withheld:	34,662,919

Charles D. Ferris:	For:	97,436,965
	Votes withheld:	113,879,672

Thomas V. Reifenheiser:	For:	176,483,293
	Votes withheld:	34,833,344

Vice Admiral John R. Ryan USN (Ret.):	For:	179,854,018
	Votes withheld:	31,462,619

Vincent Tese:	For:	162,726,867
	Votes withheld:	48,589,770

Leonard Tow:	For:	176,359,271
	Votes withheld:	34,957,366

Class B Directors:

Charles F. Dolan	Thomas C. Dolan	For:	548,733,510
James L. Dolan	Brian G. Sweeney	Votes withheld:	0
Deborah Dolan-Sweeney	Brad Dorsogna
Kathleen M. Dolan	Frank J. Biondi
Marianne Dolan Weber	Rand V. Araskog
Patrick F. Dolan

Each of the above nominees for election by the Cablevision NY Group Class B common stockholders received the same vote as indicated above.

Ratification and approval of KPMG LLP:
	For:	758,130,212
	Against:	1,887,788
	Abstain:	32,147

Approval of Cablevision Systems Corporation Amended 2006 Employee Stock Plan:

For:	620,811,947
Against:	121,011,117
Abstain:	165,042

Item 6.                    Exhibits

(a)           Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	August 31, 2009		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.