Form 10-Q
period 2009-09-30
CSC HOLDINGS INC; CABLEVISION SYSTEMS CORP /NY
filed 2009-11-03
CIK 784681, 1053112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☐	No ☒
CSC Holdings, Inc.	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☒	No ☐	Yes ☐	No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, Inc.	Yes ☐	No ☒

Number of shares of common stock outstanding as of October 29, 2009:

Cablevision NY Group Class A Common Stock -	246,913,909
Cablevision NY Group Class B Common Stock -	54,873,351
CSC Holdings, Inc. Common Stock -	14,432,750

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2009 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

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

•                  the outcome of litigation and other proceedings, including the matters described under Part II, Item 1. Legal Proceedings and Note 17 of the condensed consolidated financial statements;

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

Item 1.    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$336,571	$322,755
Restricted cash	13,769	10,720
Accounts receivable, trade (less allowance for doubtful accounts of $24,940 and $22,082)	557,679	604,801
Prepaid expenses and other current assets	221,745	233,166
Program rights, net	183,196	157,277
Deferred tax asset	445,472	285,305
Investment securities pledged as collateral	181,378	181,271
Derivative contracts	68,037	63,574
Total current assets	2,007,847	1,858,869

Property, plant and equipment, net of accumulated depreciation of $8,363,358 and $7,778,359	3,324,566	3,472,640
Notes and other receivables	36,715	45,485
Investment securities pledged as collateral	181,378	181,271
Derivative contracts	3,136	50,163
Other assets (including approximately $869,600 in 2009 of cash held to repurchase senior notes due in 2011 and 2012)	995,083	131,012
Program rights, net	498,082	495,219
Deferred carriage fees, net	101,190	118,593
Affiliation, broadcast and other agreements, net of accumulated amortization of $563,779 and $520,784	519,954	581,422
Other amortizable intangible assets, net of accumulated amortization of $155,271 and $127,273	208,029	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,702	1,100,333
Deferred financing and other costs, net of accumulated amortization of $87,184 and $94,616	168,460	134,089
	$10,127,998	$9,383,208

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$362,451	$385,966
Accrued liabilities	820,778	895,517
Deferred revenue	230,294	182,155
Program rights obligations	126,852	127,271
Liabilities under derivative contracts	19,405	3,327
Bank debt	310,000	310,000
Collateralized indebtedness	244,161	234,264
Capital lease obligations	5,581	5,318
Notes payable	—	6,230
Senior notes and debentures	—	148,881
Total current liabilities	2,119,522	2,298,929

Deferred revenue	14,951	13,235
Program rights obligations	314,021	342,373
Liabilities under derivative contracts	227,808	263,240
Other liabilities	414,987	374,837
Deferred tax liability	418,247	160,510
Bank debt	5,031,250	5,343,750
Collateralized indebtedness	157,864	214,474
Capital lease obligations	52,267	56,531
Senior notes and debentures due in 2009	—	1,250,920
Senior notes and debentures due after 2009	6,246,689	4,096,491
Senior subordinated notes	323,754	323,564
Total liabilities	15,321,360	14,738,854

Commitments and contingencies

Redeemable noncontrolling interests	11,371	12,012

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 273,084,885 and 267,249,234 shares issued and 246,861,276 and 242,258,240 shares outstanding	2,731	2,672
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,873,351 shares issued and outstanding	549	549
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	98,969	132,425
Accumulated deficit	(4,827,972)	(5,035,286)
	(4,725,723)	(4,899,640)
Treasury stock, at cost (26,223,609 and 24,990,994 CNYG Class A common shares)	(445,704)	(433,326)
Accumulated other comprehensive loss	(33,330)	(35,025)
Total stockholders’ deficiency	(5,204,757)	(5,367,991)
Noncontrolling interest	24	333
Total deficiency	(5,204,733)	(5,367,658)
	$10,127,998	$9,383,208

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues, net	$1,839,895	$1,747,560	$5,628,312	$5,186,344

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	728,563	737,460	2,390,225	2,243,920
Selling, general and administrative	460,878	443,570	1,395,777	1,288,896
Restructuring expense (credits)	1,834	366	5,690	(1,247)
Depreciation and amortization (including impairments)	266,975	277,541	818,935	826,155
	1,458,250	1,458,937	4,610,627	4,357,724

Operating income	381,645	288,623	1,017,685	828,620

Other income (expense):
Interest expense	(183,997)	(196,554)	(568,222)	(594,750)
Interest income	1,296	2,807	5,487	12,023
Gain (loss) on investments, net	51,543	13,324	(349)	(75,811)
Gain (loss) on equity derivative contracts, net	(43,833)	(4,731)	(1,095)	62,490
Loss on interest rate swap contracts, net	(44,146)	(29,852)	(63,975)	(21,942)
Write-off of deferred financing costs	—	—	(549)	—
Loss on extinguishment of debt	—	—	(21,495)	(2,424)
Miscellaneous, net	695	476	4,243	1,636
	(218,442)	(214,530)	(645,955)	(618,778)
Income from continuing operations before income taxes	163,203	74,093	371,730	209,842
Income tax expense	(64,604)	(42,723)	(165,036)	(112,844)
Income from continuing operations	98,599	31,370	206,694	96,998
Income (loss) from discontinued operations, net of taxes	—	32	(18)	(944)
Net income	98,599	31,402	206,676	96,054
Net loss (income) attributable to noncontrolling interests	343	(454)	491	(963)
Net income attributable to Cablevision Systems Corporation shareholders	$98,942	$30,948	$207,167	$95,091

Basic net income per share:
Income from continuing operations attributable to Cablevision Systems Corporation shareholders	$0.34	$0.11	$0.71	$0.33
Income (loss) from discontinued operations attributable to Cablevision Systems Corporation shareholders	$—	$—	$—	$—
Net income attributable to Cablevision Systems Corporation shareholders	$0.34	$0.11	$0.71	$0.33

Basic weighted average common shares (in thousands)	292,346	290,365	291,418	290,150

Diluted net income per share:
Income from continuing operations attributable to Cablevision Systems Corporation shareholders	$0.33	$0.10	$0.70	$0.33
Income (loss) from discontinued operations attributable to Cablevision Systems Corporation shareholders	$—	$—	$—	$—
Net income attributable to Cablevision Systems Corporation shareholders	$0.33	$0.10	$0.70	$0.32

Diluted weighted average common shares (in thousands)	300,079	295,921	297,418	294,995

Amounts attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations, net of taxes	$98,942	$30,916	$207,185	$96,035
Income (loss) from discontinued operations, net of taxes	—	32	(18)	(944)
Net income	$98,942	$30,948	$207,167	$95,091

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Income from continuing operations	$206,694	$96,998
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	818,935	826,155
Gain on sale of programming interests, net	(1,674)	(448)
Loss on investments, net	349	75,811
Loss (gain) on equity derivative contracts, net	1,095	(62,490)
Write-off of deferred financing costs	549	—
Loss on extinguishment of debt	21,495	2,424
Amortization of deferred financing costs, discounts on indebtedness and other costs	36,040	33,398
Amortization of other deferred costs	25,084	20,509
Share-based compensation expense related to equity classified awards	48,223	47,263
Deferred income taxes	149,532	101,696
Amortization and write-off of program rights	135,401	118,225
Provision for doubtful accounts	51,406	42,049
Changes in other assets and liabilities	(286,920)	(211,871)
Net cash provided by operating activities	1,206,209	1,089,719

Cash flows from investing activities:
Capital expenditures	(583,160)	(633,579)
Proceeds from sale of equipment, net of costs of disposal	2,649	377
Payments for acquisitions, net	(187)	(725,357)
Proceeds from sale of programming interests	1,950	500
Decrease (increase) in investment securities and other investments	1,129	(37,529)
Increase in restricted cash	(381)	(14,814)
Additions to other intangible assets	(4,372)	(7,038)
Net cash used in investing activities	(582,372)	(1,417,440)

Cash flows from financing activities:
Proceeds from bank debt	—	875,000
Repayment of bank debt	(312,500)	(117,500)
Proceeds from issuance of senior notes	2,138,284	500,000
Repayment and repurchase of senior notes and debentures, including tender premiums and fees	(1,421,378)	(500,000)
Cash held for repurchase of senior notes	(869,600)	—
Proceeds from collateralized indebtedness	114,791	171,401
Repayment of collateralized indebtedness	(114,791)	(536,061)
Proceeds from stock option exercises	10,998	6,645
Dividend distribution to common stockholders	(90,686)	(32,021)
Principal payments on capital lease obligations	(4,001)	(4,345)
Deemed repurchase of restricted stock	(12,378)	(222)
Additions to deferred financing costs	(47,975)	(35,887)
Distributions to noncontrolling partners	(754)	(998)
Net cash provided by (used in) financing activities	(609,990)	326,012

Net increase (decrease) in cash and cash equivalents from continuing operations	13,847	(1,709)

Cash flows of discontinued operations:
Net cash used in operating activities	(31)	(59,904)
Net cash provided by investing activities	—	52,838
Net effect of discontinued operations on cash and cash equivalents	(31)	(7,066)

Cash and cash equivalents at beginning of year	322,755	360,662

Cash and cash equivalents at end of period	$336,571	$351,887

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$296,141	$294,821
Restricted cash	13,769	10,720
Accounts receivable, trade (less allowance for doubtful accounts of $24,940 and $22,082)	557,679	604,801
Prepaid expenses and other current assets	221,708	232,943
Program rights, net	183,196	157,277
Deferred tax asset	386,904	360,822
Advances to affiliates (primarily due from Cablevision)	528,271	516,219
Investment securities pledged as collateral	181,378	181,271
Derivative contracts	68,037	63,574
Total current assets	2,437,083	2,422,448

Property, plant and equipment, net of accumulated depreciation of $8,363,358 and $7,778,359	3,324,566	3,472,640
Notes and other receivables	36,715	45,485
Investment securities pledged as collateral	181,378	181,271
Derivative contracts	3,136	50,163
Other assets	125,483	131,012
Program rights, net	498,082	495,219
Deferred carriage fees, net	101,190	118,593
Affiliation, broadcast and other agreements, net of accumulated amortization of $563,779 and $520,784	519,954	581,422
Other amortizable intangible assets, net of accumulated amortization of $155,271 and $127,273	208,029	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,702	1,100,333
Deferred financing and other costs, net of accumulated amortization of $72,656 and $71,623	142,862	124,885
	$9,662,036	$9,937,583

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$362,451	$385,966
Accrued liabilities	773,703	862,131
Deferred revenue	230,294	182,155
Program rights obligations	126,852	127,271
Liabilities under derivative contracts	19,405	3,327
Bank debt	310,000	310,000
Collateralized indebtedness	244,161	234,264
Capital lease obligations	5,581	5,318
Notes payable	—	6,230
Senior notes and debentures	—	148,881
Total current liabilities	2,072,447	2,265,543

Deferred revenue	14,951	13,235
Program rights obligations	314,021	342,373
Liabilities under derivative contracts	227,808	263,240
Other liabilities	412,409	373,961
Deferred tax liability	653,561	484,938
Bank debt	5,031,250	5,343,750
Collateralized indebtedness	157,864	214,474
Capital lease obligations	52,267	56,531
Senior notes and debentures due in 2009	—	750,920
Senior notes and debentures due after 2009	4,359,279	3,096,491
Senior subordinated notes	323,754	323,564
Total liabilities	13,619,611	13,529,020

Commitments and contingencies

Redeemable noncontrolling interests	11,371	12,012

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 12,825,631 shares issued and outstanding	128	128
Paid-in capital	197,524	839,135
8% Senior notes due from Cablevision	(658,914)	(653,115)
Accumulated deficit	(3,474,378)	(3,754,905)
	(3,935,640)	(3,568,757)
Accumulated other comprehensive loss	(33,330)	(35,025)
Total stockholder’s deficiency	(3,968,970)	(3,603,782)
Noncontrolling interest	24	333
Total deficiency	(3,968,946)	(3,603,449)
	$9,662,036	$9,937,583

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues, net	$1,839,895	$1,747,560	$5,628,312	$5,186,344

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	728,563	737,460	2,390,225	2,243,920
Selling, general and administrative	460,878	443,570	1,395,777	1,288,896
Restructuring expense (credits)	1,834	366	5,690	(1,247)
Depreciation and amortization (including impairments)	266,975	277,541	818,935	826,155
	1,458,250	1,458,937	4,610,627	4,357,724

Operating income	381,645	288,623	1,017,685	828,620

Other income (expense):
Interest expense	(161,498)	(166,223)	(494,867)	(500,802)
Interest income	17,247	13,314	52,357	22,158
Gain (loss) on investments, net	51,543	13,324	(349)	(75,811)
Gain (loss) on equity derivative contracts, net	(43,833)	(4,731)	(1,095)	62,490
Loss on interest rate swap contracts, net	(44,146)	(29,852)	(63,975)	(21,942)
Write-off of deferred financing costs	—	—	(477)	—
Loss on extinguishment of debt	—	—	(20,980)	(2,424)
Miscellaneous, net	695	476	4,243	1,636
	(179,992)	(173,692)	(525,143)	(514,695)
Income from continuing operations before income taxes	201,653	114,931	492,542	313,925
Income tax expense	(77,898)	(58,914)	(212,488)	(156,043)
Income from continuing operations	123,755	56,017	280,054	157,882
Income (loss) from discontinued operations, net of taxes	—	32	(18)	(944)
Net income	123,755	56,049	280,036	156,938
Net loss (income) attributable to noncontrolling interests	343	(454)	491	(963)
Net income attributable to CSC Holdings, Inc. shareholder	$124,098	$55,595	$280,527	$155,975

Amounts attributable to CSC Holdings, Inc. shareholder:
Income from continuing operations, net of taxes	$124,098	$55,563	$280,545	$156,919
Income (loss) from discontinued operations, net of taxes	—	32	(18)	(944)
Net income	$124,098	$55,595	$280,527	$155,975

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Income from continuing operations	$280,054	$157,882
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	818,935	826,155
Gain on sale of programming interests, net	(1,674)	(448)
Loss on investments, net	349	75,811
Loss (gain) on equity derivative contracts, net	1,095	(62,490)
Write-off of deferred financing costs	477	—
Loss on extinguishment of debt	20,980	2,424
Amortization of deferred financing costs, discounts on indebtedness and other costs	33,474	29,768
Accretion of discount on Cablevision senior notes held by Newsday	(5,799)	(1,266)
Amortization of other deferred costs	25,084	20,509
Share-based compensation expense related to equity classified awards	48,223	47,263
Deferred income taxes	194,504	142,753
Amortization and write-off of program rights	135,401	118,225
Provision for doubtful accounts	51,406	42,049
Changes in other assets and liabilities	(311,156)	(312,194)

Net cash provided by operating activities	1,291,353	1,086,441

Cash flows from investing activities:
Capital expenditures	(583,160)	(633,579)
Proceeds from sale of equipment, net of costs of disposal	2,649	377
Payments for acquisitions, net	(187)	(725,357)
Proceeds from sale of programming interests	1,950	500
Decrease (increase) in investment securities and other investments	1,129	(37,529)
Increase in restricted cash	(381)	(14,814)
Additions to other intangible assets	(4,372)	(7,038)
Net cash used in investing activities	(582,372)	(1,417,440)

Cash flows from financing activities:
Proceeds from bank debt	—	875,000
Repayment of bank debt	(312,500)	(117,500)
Proceeds from issuance of senior notes	1,250,920	500,000
Repurchase of senior notes and debentures, including tender premiums and fees	(920,863)	(500,000)
Proceeds from collateralized indebtedness	114,791	171,401
Repayment of collateralized indebtedness	(114,791)	(536,061)
Capital contribution from (dividend payments to) Cablevision, net	(691,442)	(21,393)
Principal payments on capital lease obligations	(4,001)	(4,345)
Additions to deferred financing costs	(28,990)	(35,877)
Distributions to noncontrolling partners	(754)	(998)
Net cash provided by (used in) financing activities	(707,630)	330,227

Net increase (decrease) in cash and cash equivalents from continuing operations	1,351	(772)

Cash flows of discontinued operations:
Net cash used in operating activities	(31)	(59,904)
Net cash provided by investing activities	—	52,838
Net effect of discontinued operations on cash and cash equivalents	(31)	(7,066)

Cash and cash equivalents at beginning of year	294,821	331,901

Cash and cash equivalents at end of period	$296,141	$324,063

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 1.                BUSINESS

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, Inc. (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services, and Madison Square Garden, L.P. (see Note 19).  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its business interests into four reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), News 12, IFC Entertainment, and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009); Madison Square Garden, consisting principally of a media business that includes regional sports programming networks (MSG network and MSG Plus) and a national music programming network (Fuse), an entertainment business that creates, produces and/or presents a variety of live productions, and a sports business that owns and operates professional sports franchises and presents a variety of live sporting events; and Newsday (as of July 29, 2008), consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and its unaudited condensed consolidated financial statements and notes thereto included in its quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

The financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and condensed statements of operations for Cablevision are essentially identical to the condensed consolidated balance sheets and condensed consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has a total of approximately $1.9 billion of senior notes outstanding at September 30, 2009 issued in September 2009 and April 2004 to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  In July 2008, CSC Holdings received a capital contribution in the form of a note receivable from Cablevision (reflected as a reduction to equity on its condensed consolidated balance sheet) of $650,000 ($682,000 face amount) relating to 8% senior notes due 2012 issued by Cablevision.  At September 30, 2009, the accreted value of the note receivable was $658,914.  CSC Holdings in turn contributed such notes to its subsidiary, Newsday Holdings LLC.  The contribution of Cablevision notes to CSC Holdings has no impact on CSC Holdings’ total stockholder’s equity and the Cablevision notes eliminate in the condensed consolidated balance sheet of Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit and CSC Holdings’ results of operations include incremental interest income from the 8% senior notes of $41,380 for the nine months ended September 30, 2009 and the accretion of the discount on the notes issued by Cablevision to CSC Holdings of $5,799 for the nine months ended September 30, 2009.

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

NOTE 3.                RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants.  Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009.  References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

In May 2009, the FASB issued guidance now codified under ASC Topic 855-10, which requires an entity, after the balance sheet date, to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements.  ASC Topic 855-10 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity’s financial statements were issued or the date the financial statements were available to be issued.  The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009.  The Company has provided the required disclosures regarding subsequent events in Note 20.

In March 2008, the FASB issued guidance now codified under ASC Topic 815-10.  ASC Topic 815-10 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  The guidance under ASC Topic 815-10 became effective as of January 1, 2009 for the Company.  The Company has provided the required disclosures regarding derivative instruments in Note 11.

In December 2007, the FASB issued guidance now codified under ASC Topic 810-10.  ASC Topic 810-10 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The guidance under ASC Topic 810-10 became effective as of January 1, 2009 for the Company.

In connection with the guidance now codified under ASC Topic 810-10, the SEC issued additional guidance now codified under ASC Topic 480-10, which sets forth the SEC Staff’s views regarding the interaction between Topic D-98 and ASC Topic 810-10.  ASC Topic 480-10 indicates that the classification, measurement, and earnings-per-share guidance required by Topic D-98 applies to noncontrolling interests (e.g., when the noncontrolling interest is redeemable at a fixed price by the holder or upon the occurrence of an event that is not solely within the control of the issuer).  This includes noncontrolling interests redeemable at fair value.  The guidance under ASC Topic 480-10 became effective as of January 1, 2009 for the Company.

As a result of the adoption of the guidance now codified under ASC Topic 810-10 and ASC Topic 480-10, the Company:

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

In connection with the adoption of the guidance now codified under ASC Topics 480-10 and 810-10, the Company has reclassified amounts in the accompanying consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flow related to noncontrolling interests for the 2008 periods.

Under ASC Topic 810-10, net income attributable to noncontrolling interests is no longer included in the determination of net income, and as a result, the net income for the three months ended September 30, 2008 increased by $454, while the net income for the nine months ended September 30, 2008 increased by $963, from previously reported amounts.  Although the earnings per share presentation has been modified, the adoption of the guidance now codified under ASC Topic 810-10 had no impact on the Company’s calculation of earnings per share.

In December 2007, the FASB issued guidance now codified under ASC Topic 805.  ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Also, in April 2009, the FASB issued guidance now codified under ASC Topic 805-20, to address some of the application issues under ASC Topic 805.  ASC Topic 805-20 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of acquisition of the related asset or liability can be determined).  Both the guidance under ASC Topics 805 and 805-20 became effective as of January 1, 2009 for the Company.  Accordingly, any business combination completed prior to January 1, 2009 was accounted for pursuant to SFAS No. 141, Business Combinations.  Business combinations completed subsequent to January 1, 2009, will be accounted for pursuant to ASC Topics 805 and 805-20.  The impact that ASC Topics 805 and 805-20 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.

In September 2006, the FASB issued guidance now codified under ASC Topic 820.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Under ASC Topic 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  The guidance under ASC Topic 820 became effective for the Company on January 1, 2008 with respect to financial assets and financial liabilities.  The additional disclosures required by ASC Topic 820 are included in Note 12.

The adoption of the guidance now codified under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities which include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination, became effective for the Company on January 1, 2009.  The adoption of the guidance under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued guidance now codified under ASC Topic 825-10, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  ASC Topic 825-10 also amends the disclosure requirements of ASC Topic 270-10, to require those disclosures in summarized financial information at interim reporting periods.  The guidance under ASC Topic 825-10 became effective for the Company during the quarter ended June 30, 2009.  The additional disclosures required by ASC Topic 825-10 are included in Note 13.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

In April 2008, the FASB issued guidance now codified under ASC Topics 350-30 and 275-10, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350.  The guidance under ASC Topics 350-30 and 275-10 became effective as of January 1, 2009 for the Company.  The adoption of ASC Topics 350-30 and 275-10 did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued guidance now codified under ASC Topic 808-10, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  ASC Topic 808-10 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the disclosure requirements related to these arrangements.  The guidance under ASC Topic 808-10 became effective as of January 1, 2009 for the Company.  The adoption of the guidance under ASC Topic 808-10 did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2008, the FASB issued guidance under ASC Topic 715-20, which requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The guidance in ASC Topic 715-20 will be effective for the Company in the fourth quarter of 2009.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques:  (a) the quoted price of the identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC Topic 820.  The guidance in ASU 2009-05 will be effective for the Company in the fourth quarter of 2009.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which provides guidance on how to determine the fair value of an alternative investment when fair value is not readily determinable and an investor is provided only with a net asset value per share (or its equivalent) by the investee that has been calculated in a manner consistent with GAAP for investment companies (ASC Topic 946).  ASU No. 2009-12 requires an investor to disclose (a) by major category of investment the attributes of each investment it holds that meet the criteria of ASU No. 2009-12 and (b) the investment strategies of the investees.  The guidance in ASU 2009-12 will be effective for the Company in the fourth quarter of 2009.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions.  ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

manner consistent with that used to determine the price to sell the deliverable on a standalone basis.  ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.  ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.

NOTE 4.                DIVIDENDS

On February 25, 2009, May 6, 2009 and July 29, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on March 31, 2009, June 9, 2009 and September 1, 2009, respectively, to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of March 9, 2009, May 18, 2009 and August 10, 2009, respectively.

During the nine months ended September 30, 2009, CSC Holdings paid cash dividends to Cablevision aggregating approximately $693,521.  The proceeds were used to fund (i) Cablevision’s repurchase of a portion of Cablevision’s floating rate senior notes due April 1, 2009 pursuant to the tender offer completed in March 2009 ($196,269) (see Note 10); (ii) Cablevision’s repayment of the remaining outstanding balance of its floating rate senior notes due April 1, 2009 upon their maturity ($303,731) (see Note 10); (iii) Cablevision’s dividends paid on March 31, 2009, June 9, 2009 and September 1, 2009; (iv) Cablevision’s interest payments on certain of its senior notes; and (v) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares.

NOTE 5.                INCOME ATTRIBUTABLE TO SHAREHOLDERS

Cablevision

Basic net income attributable to Cablevision shareholders is computed by dividing net income attributable to Cablevision shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income attributable to Cablevision shareholders reflects the dilutive effects of stock options and restricted stock.

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision shareholders calculation for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months	Nine Months	Three Months	Nine Months
	Ended September 30, 2009		Ended September 30, 2008
Basic weighted average shares outstanding	292,346	291,418	290,365	290,150
Effect of dilution:
Stock options	3,018	2,172	2,402	2,312
Restricted stock awards	4,715	3,828	3,154	2,533
Diluted weighted average shares outstanding	300,079	297,418	295,921	294,995

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period) totaling 636 and 2,117 for the three and nine months ended

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

September 30, 2009, respectively, and 391 and 939 for the three and nine months ended September 30, 2008, respectively, have been excluded from diluted weighted average shares outstanding.

CSC Holdings

Net income per common share attributable to the CSC Holdings shareholder is not presented since CSC Holdings is a wholly-owned subsidiary of Cablevision.

NOTE 6.                COMPREHENSIVE INCOME

The following table presents comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$98,599	$123,755	$31,402	$56,049
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	370	370	(246)	(246)
Comprehensive income	98,969	124,125	31,156	55,803
Comprehensive loss (income) attributable to the noncontrolling interests	343	343	(454)	(454)
Comprehensive income attributable to Cablevision and CSC Holdings shareholder(s)	$99,312	$124,468	$30,702	$55,349

	Nine Months Ended September 30,
	2009		2008
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$206,676	$280,036	$96,054	$156,938
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	1,695	1,695	(738)	(738)
Comprehensive income	208,371	281,731	95,316	156,200
Comprehensive loss (income) attributable to the noncontrolling interests	491	491	(963)	(963)
Comprehensive income attributable to Cablevision and CSC Holdings shareholder(s)	$208,862	$282,222	$94,353	$155,237

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 7.                GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and generally collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and nine months ended September 30, 2009 and 2008, the amount of franchise fees included as a component of net revenue aggregated $32,055 and $95,448 and $30,456 and $90,967, respectively.

NOTE 8.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.

During the nine months ended September 30, 2009 and 2008, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2009	2008
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Value of General Electric Company common stock exchanged in the acquisition of the Sundance Channel	$—	$369,137
Redemption of collateralized indebtedness with related equity derivative contracts	51,599	50,931
Leasehold improvements paid by landlord	308	—
Capitalized share-based compensation	596	—
Asset retirement obligations	—	9,243

Non-Cash Investing Activity of CSC Holdings:
Continuing Operations:
Contribution of 8% senior notes due 2012 from Cablevision	—	650,000

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	518,482	558,337
Cash interest paid - continuing operations (CSC Holdings)	458,769	493,824
Income taxes paid, net (Cablevision and CSC Holdings)	16,506	10,622

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 9.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$1,038,143	$1,056,616
Broadcast rights and other agreements	45,590	45,590
	1,083,733	1,102,206
Accumulated amortization
Affiliation agreements and affiliate relationships	(522,597)	(480,741)
Broadcast rights and other agreements	(41,182)	(40,043)
	(563,779)	(520,784)
Affiliation, broadcast and other agreements, net of accumulated amortization	$519,954	$581,422

Gross carrying amount of other amortizable intangible assets
Season ticket holder relationships	$75,005	$75,005
Suite holder relationships	15,394	15,394
Advertiser relationships	149,803	149,679
Other amortizable intangibles	123,098	118,451
	363,300	358,529
Accumulated amortization
Season ticket holder relationships	(25,014)	(20,927)
Suite holder relationships	(6,295)	(5,246)
Advertiser relationships	(80,545)	(67,787)
Other amortizable intangibles	(43,417)	(33,313)
	(155,271)	(127,273)
Other amortizable intangible assets, net of accumulated amortization	$208,029	$231,256

Indefinite-lived intangible assets
Sports franchises	$96,215	$96,215
FCC licenses and other intangibles	6,913	6,913
Trademarks	147,880	147,880
Other indefinite-lived intangible assets	$251,008	$251,008

Affiliation, broadcast and other agreements, net of accumulated amortization	$519,954	$581,422
Other amortizable intangible assets, net of accumulated amortization	208,029	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	251,008	251,008
Goodwill	1,100,702	1,100,333

Total intangible assets, net	$2,811,541	$2,895,867

Aggregate amortization expense
Nine months ended September 30, 2009	$89,466

Estimated amortization expense
Year ending December 31, 2009	$118,740
Year ending December 31, 2010	115,644
Year ending December 31, 2011	114,330
Year ending December 31, 2012	95,364
Year ending December 31, 2013	54,016

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

	Tele- communication Services		Madison Square Garden	Rainbow		Newsday	Other	Total
Balance as of December 31, 2008	$252,090		$742,492	$89,749		$2,444	$13,558	$1,100,333
Adjustments to preliminary purchase price allocations	477	(a)	—	(89	)(b)	(100)	—	288
Other acquisitions	—		—	81	(c)	—	—	81
Balance as of September 30, 2009	$252,567		$742,492	$89,741		$2,344	$13,558	$1,100,702

(a)                    Adjustment to purchase accounting related to the acquisition of 4Connections LLC which is included in the Lightpath reporting unit.

(b)                   Adjustment to purchase accounting related to the acquisition of Sundance Channel.

(c)                    Addition relates to the AMC reporting unit.

During the second quarter of 2009, the Company’s Madison Square Garden segment management changed how it reports financial information to the Company.  As a result, in preparing the Company’s consolidated financial statements, the Company determined that the reporting units historically used for the Madison Square Garden reportable segment during the Company’s annual goodwill impairment test should be revised.  The Madison Square Garden reportable segment continues to have three reporting units, but the operating businesses within these reporting units were reassigned to reflect how the business units within Madison Square Garden are currently managed.  The three reporting units are now identified as MSG Media, MSG Entertainment and MSG Sports.  The Company performed an impairment analysis of goodwill for the period ended June 30, 2009 using the new reporting units for the Madison Square Garden reportable segment and each reporting unit’s fair value continues to be in excess of its respective carrying value (including goodwill allocated to each respective reporting unit).

NOTE 10.                                          DEBT

Amendment of Credit Facility

On May 27, 2009, CSC Holdings entered into an agreement that provides for an extension of the maturity date from March 29, 2013 to March 29, 2016 of approximately $1,167,000 of the $3,395,000 outstanding principal amount of the term B loan under its principal credit facility.  Consenting lenders received a one-time amendment fee of five basis points (.05%) on their total loan commitments.  Lenders electing to extend their loan commitments will be paid an annual extension fee of 1.5% of their loan commitments through maturity on March 29, 2016.

Issuance of Debt Securities

On September 23, 2009, Cablevision issued $900,000 face amount of 8-5/8% senior notes due September 15, 2017.  These notes are senior unsecured obligations and are not guaranteed by any of Cablevision’s subsidiaries.  Cablevision may redeem all or a portion of the notes at any time at a price

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $887,364 after giving effect to the original issue discount of approximately $12,636.  The net proceeds were used in connection with the September 2009 tender offers (see Note 20).  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $18,985, which are being amortized to interest expense over the term of the senior notes.

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  The proceeds were used in connection with the February 2009 tender offers discussed below and to repay a portion of the outstanding $500,000 face amount of Cablevision floating rate senior notes due April 1, 2009 (“April 2009 Notes”).  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $10,837, which are being amortized to interest expense over the term of the senior notes.

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  The proceeds were used in connection with the February 2009 tender offers discussed below and to fund a dividend to Cablevision that was used by Cablevision to repay a portion of the Cablevision April 2009 Notes.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $16,434, which are being amortized to interest expense over the term of the senior notes.

Tender Offers for Debt (tender prices per note in dollars)

February 2009 Tender Offer

On February 13, 2009, Cablevision commenced a cash tender offer (the “Cablevision February Tender”) for its outstanding April 2009 Notes for total consideration of $1,002.50 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $997.50 per $1,000.00 principal amount of notes plus an early tender premium of $5.00 per $1,000.00 principal amount of notes.  Concurrently, CSC Holdings announced that it commenced a cash tender offer (the “CSC Holdings February Tender”) for (1) its outstanding $500,000 face amount of 8-1/8% senior notes due July 15, 2009 (“July 2009 Notes”) for total consideration of $1,022.84 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of notes plus an early tender premium of $22.84 per $1,000.00 principal amount of notes, and (2) its outstanding $400,000 face amount of 8-1/8% senior debentures due August 15, 2009 (“August 2009 Debentures”) for total consideration of $1,027.63 per $1,000.00 principal amount of debentures tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of debentures plus an early tender premium of $27.63 per $1,000.00 principal amount of debentures.

Pursuant to the Cablevision February Tender and CSC Holdings February Tender, Cablevision repurchased $196,269 aggregate principal amount of the April 2009 Notes and CSC Holdings

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

repurchased $449,430 aggregate principal amount of the July 2009 Notes and $306,791 aggregate principal amount of the August 2009 Debentures.  The tender premiums aggregating approximately $490 for the Cablevision April 2009 Notes and $18,726 for CSC Holdings July 2009 Notes and August 2009 Debentures, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the nine months ended September 30, 2009.

Repayment of Debt

On July 15, 2009 and August 15, 2009, upon their maturity, CSC Holdings repaid the remaining outstanding balances of its July 2009 Notes and August 2009 Debentures, discussed below, aggregating $50,570 and $93,209, respectively with cash on hand.

On April 1, 2009, upon their maturity, Cablevision repaid the remaining outstanding balance of its April 2009 Notes aggregating $303,731 with cash on hand.

NOTE 11.                                          DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

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

In March 2008, CSC Holdings entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt.  In November 2008, Rainbow National Services, LLC (“RNS”), a wholly-owned subsidiary of the Company, entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings and RNS interest rate swap transactions, the interest rate paid on approximately 95% of the Company’s debt (excluding capital leases and collateralized indebtedness) is effectively fixed (60% being fixed rate obligations and 35% is effectively fixed through utilization of these interest rate swap contracts) as of September 30, 2009.  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2009*

March 2010	$1,100,000	3.65%	0.30%
June 2012	$2,600,000	4.86%	0.30%
November 2009	$450,000	1.84%	0.24%

*                           Represents the floating rate received by the Company under its interest rate swap contracts at September 30, 2009 and does not represent the rates to be received by the Company on future payments.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

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

The following represents the location of the assets and liabilities associated with the Company’s derivative instruments within the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008:

Derivatives Not Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments Under ASC Topic 815	Balance Sheet Location	Fair Value at September 30, 2009	Fair Value at December 31, 2008	Fair Value at September 30, 2009	Fair Value at December 31, 2008
Interest rate swap contracts	Current derivative contracts	$—	$—	$19,405	$3,327
Interest rate swap contracts	Long-term derivative contracts	—	—	217,678	263,240
Prepaid forward contracts	Long-term derivative contracts	—	—	10,130	—
Prepaid forward contracts	Current derivative contracts	68,037	63,574	—	—
Prepaid forward contracts	Long-term derivative contracts	3,136	50,163	—	—
Total derivative contracts		$71,173	$113,737	$247,213	$266,567

The following represents the impact and location of the Company’s derivative instruments within the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

Derivatives Not Designated as		Amount of Gain (Loss) Recognized
Hedging Instruments Under ASC Topic	Location of Gain	Three Months Ended September 30,		Nine Months Ended September 30,
815	(Loss) Recognized	2009	2008	2009	2008
Interest rate swap contracts	Loss on interest rate swap contracts, net	$(44,146)	$(29,852)	$(63,975)	$(21,942)
Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	(43,833)	(4,731)	(1,095)	62,490
Total derivative contracts		$(87,979)	$(34,583)	$(65,070)	$40,548

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to shares of Comcast Corporation common stock for the nine months ended September 30, 2009.  The collateralized indebtedness was settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Number of shares	8,069,934

Collateralized indebtedness settled	$166,390
Prepaid forward contract	(51,599)
114,791
Proceeds from new monetization contracts	(114,791)
Net cash receipt (payment)	$—

NOTE 12.                                          FAIR VALUE MEASUREMENT

The Company adopted the guidance set forth in ASC Topic 820 on January 1, 2008 for certain financial assets and financial liabilities.  ASC Topic 820 requires enhanced disclosures about assets and liabilities measured at fair value.  As noted in Note 3 above, the Company adopted the provisions of ASC Topic 820 with respect to its nonfinancial assets and nonfinancial liabilities on January 1, 2009.  However, there were no material nonfinancial assets or nonfinancial liabilities requiring initial measurement or subsequent remeasurement for the three and nine months ended September 30, 2009.

The fair value hierarchy as outlined in ASC Topic 820, is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

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

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

At September 30, 2009:

	Level I	Level II	Level III	Total
Assets:
Cash equivalents	$—	$1,078,269	$—	$1,078,269
Investment securities	87	—	—	87
Investment securities pledged as collateral	362,756	—	—	362,756
Derivative contracts	—	71,173	—	71,173
Liabilities:
Liabilities under derivative contracts	—	247,213	—	247,213

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

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

NOTE 13.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

Derivative contracts are carried on the accompanying condensed consolidated balance sheets at fair value. See Note 11.

Investment Securities and Investment Securities Pledged as Collateral

Marketable securities are carried on the accompanying condensed consolidated balance sheets at their fair value based upon quoted market prices.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Bank Debt, Collateralized Indebtedness, Notes Payable, Senior Notes and Debentures and Senior Subordinated Notes

The fair values of each of the Company’s debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap Agreements

Interest rate swap agreements are carried on the accompanying condensed consolidated balance sheets at fair value.  See Note 11.

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	September 30, 2009
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings (a)	$658,914	$715,382
Debt instruments:
Bank debt (b)	$5,341,250	$5,358,995
Collateralized indebtedness	402,025	398,948
Senior notes and debentures	4,359,279	4,646,402
Senior subordinated notes	323,754	340,438
CSC Holdings total debt instruments	10,426,308	10,744,783
Senior notes and debentures	1,887,410	1,975,800
Cablevision total debt instruments	$12,313,718	$12,720,583

	December 31, 2008
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings (a)	$653,115	$607,065
Debt instruments:
Bank debt (b)	$5,653,750	$5,538,250
Collateralized indebtedness	448,738	447,908
Senior notes and debentures	3,996,292	3,604,000
Senior subordinated notes	323,564	289,250
Notes payable	6,230	6,230
CSC Holdings total debt instruments	10,428,574	9,885,638
Senior notes and debentures	1,500,000	1,390,000
Cablevision total debt instruments	$11,928,574	$11,275,638

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

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

NOTE 14.                                          INCOME TAXES

Cablevision

The income tax expense attributable to continuing operations for the nine months ended September 30, 2009 of $165,036 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $1,703 relating to certain state net operating loss carry forwards, tax expense of $1,245 relating to uncertain tax positions, including accrued interest, tax benefit of $1,709 resulting from a change in the rate used to measure deferred taxes and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $5,515 and $3,502, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.

The income tax expense attributable to continuing operations for the nine months ended September  30, 2008 of $112,844 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, an increase to the valuation allowance of $2,037 relating to certain state net operating loss carry forwards, tax expense of $2,032 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $4,458 and $3,848, respectively.

CSC Holdings

The income tax expense attributable to continuing operations for the nine months ended September 30, 2009 of $212,488 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $1,703 relating to certain state net operating loss carry forwards, tax expense of $1,245 relating to uncertain tax positions, including accrued interest, tax benefit of $3,455 resulting from a change in the rate used to measure deferred taxes and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $5,515 and $3,502, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.

The income tax expense attributable to continuing operations for the nine months ended September 30, 2008 of $156,043 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, an increase to the valuation allowance of $2,037 relating to certain state net operating loss carry forwards, tax expense of $2,032 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $4,458 and $3,848, respectively.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Holdings, both in the amount of $7,635, representing the estimated federal income tax liability of CSC Holdings for the nine months ended September 30, 2009 as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

The Company

For the nine months ended September 30, 2009 and 2008, the Company has fully offset estimated federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.  The change in the Company’s deferred tax assets and liabilities is primarily due to the utilization of net operating losses and changes in the differences between the carrying amount and tax bases of assets and liabilities.

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used in a prior interim period.  In addition, certain items included in income from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

NOTE 15.                                          BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the three and nine months ended September 30, 2009 and 2008, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008

Service cost	$11,654	$8,943	$96	$84	$49	$63
Interest cost	3,185	2,969	1,216	1,209	75	83
Expected return on plan assets, net	(970)	(3,058)	(570)	(1,127)	—	—
Recognized prior service cost (credit)	5	7	(405)	(405)	(33)	(33)
Recognized actuarial loss (gain)	1,033	—	19	39	(20)	(17)
Recognized transition asset	—	—	—	(1)	—	—
Net periodic benefit cost (credit)	$14,907	$8,861	$356	$(201)	$71	$96

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost	$30,644	$26,829	$294	$252	$177	$189
Interest cost	10,017	8,907	3,960	3,627	252	249
Expected return on plan assets, net	(2,780)	(9,174)	(1,713)	(3,381)	—	—
Recognized prior service cost (credit)	19	21	(1,215)	(1,215)	(99)	(99)
Recognized actuarial loss (gain)	3,949	—	294	117	(42)	(51)
Recognized transition asset	—	—	—	(3)	—	—
Net periodic benefit cost (credit)	$41,849	$26,583	$1,620	$(603)	$288	$288

For the nine months ended September 30, 2009, the Company contributed $50,000 to the Cablevision Cash Balance Pension Plan and $285 to two non-contributory qualified defined benefit pension plans covering certain MSG union employees.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 16.                                          EQUITY PLANS

Cablevision’s Equity Plans

Share-Based Payment Award Activity

The following table summarizes activity for Cablevision’s stock options for the nine months ended September 30, 2009:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value**
Balance, December 31, 2008*	5,815,739	809,000	$17.75	5.58	$22,390
Granted	5,094,300	—	11.24
Exercised	(722,561)	(67,200)	13.92
Forfeited/Expired	(522,261)	—	22.35

Balance, September 30, 2009*	9,665,217	741,800	14.62	5.21	109,503

Options exercisable at September 30, 2009*	4,758,817	741,800	17.61	5.21	47,070

Options expected to vest in the future	4,906,400	—	11.28	5.20	62,433

*                             As a result of the $10.00 special dividend declared in April 2006, options issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the amount of the $10.00 special dividend.  The per share exercise price of options that were vested on or prior to December 31, 2004 was not adjusted and the holders of these options will receive the $10.00 special dividend as well as dividends declared by the Company in 2008 and in the first, second and third quarters of 2009 (the “Dividends”) upon exercise.

**                      The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on September 30, 2009 and December 31, 2008 plus, where applicable, the Dividends.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 9,911,034 options outstanding (which includes 5,204,634 exercisable options) that were in-the-money at September 30, 2009.  For the nine months ended September 30, 2009, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $7,574 determined as of the date of option exercise, plus the Dividends which each holder of options vested on or prior to December 31, 2004 received upon exercise.  When an option is exercised, Cablevision issues new shares of stock.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following assumptions were used to calculate the fair value of stock option awards granted for the nine months ended September 30, 2009:

Range of risk-free interest rates	1.40%-1.85%
Weighted average expected life (in years)	3.9
Weighted average dividend yields	1.56%
Weighted average volatility	46.69%
Weighted average grant date fair value	$3.46

The following table summarizes activity for Cablevision’s restricted shares for the nine months ended September 30, 2009:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2008	6,479,165	$25.21
Granted	5,045,890	10.24
Vested	(1,591,391)	20.83
Awards forfeited	(573,100)	21.34
Unvested award balance, September 30, 2009	9,360,564	18.12

During the nine months ended September 30, 2009, 1,591,391 restricted shares issued to employees of the Company vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 659,515 of these shares, with an aggregate value of $12,373, were surrendered to the Company.  The 659,515 acquired shares have been classified as treasury stock.

Cablevision recognizes compensation expense for restricted shares using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the vesting period.

Share-based compensation, including compensation relating to restricted shares, for the three and nine months ended September 30, 2009 was $17,246 and $53,384, respectively, of which $15,345 and $49,531, respectively, related to equity classified awards.  For the three and nine months ended September 30, 2008, share-based compensation was $15,727 and $42,469, respectively, of which $16,054 and $44,210, respectively, related to equity classified awards.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

NOTE 17.                                          LEGAL PROCEEDINGS

Programming Litigation

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a “bundled” basis and by offering programming in packaged tiers rather than on an “a la carte” basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, sought unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an “a la carte” basis.  On December 3, 2007, the plaintiffs filed an amended complaint containing principally the same allegations as the plaintiffs’ original complaint.  On December 21, 2007, the defendants filed joint motions to dismiss the amended complaint for failure to state a claim and on the ground that the plaintiffs lacked standing to assert the claims in the amended complaint.  The district court granted the defendants’ motions on March 13, 2008, but granted the plaintiffs leave to amend their claims.

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contained many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs’ antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the court granted the defendants’ motion and dismissed the third amended complaint with prejudice.  The plaintiffs have filed a notice of appeal.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

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

Stock Option Related Matters

The Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights ("SARs"), it had determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision's common stock on the actual grant date.  The Company advised the SEC and the U.S. Attorney's Office for the Eastern District of New York of these matters and each commenced an investigation.  The SEC has notified the Company that the SEC has completed its investigation as to Cablevision and that it does not intend to recommend any enforcement action against the Company.

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

NOTE 18.                                          SEGMENT INFORMATION

The Company classifies its business interests into four reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), News 12, IFC Entertainment, and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009); Madison Square Garden, consisting principally of a

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

media business, an entertainment business, and a sports business; and Newsday (subsequent to July 29, 2008), consisting of the Newsday daily newspaper and related assets.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) excluding depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring expense or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s reportable business segments is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues, net from continuing operations
Telecommunications Services	$1,361,960	$1,298,749	$4,046,244	$3,852,040
Rainbow	260,105	251,409	761,699	716,255
Madison Square Garden	161,764	160,818	650,418	645,400
Newsday	79,944	73,468	252,032	73,468
All other (a)	21,274	20,275	59,224	54,991
Inter-segment eliminations	(45,152)	(57,159)	(141,305)	(155,810)
	$1,839,895	$1,747,560	$5,628,312	$5,186,344

Inter-segment eliminations are primarily revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Inter-segment Revenues
Telecommunications Services	$1,064	$788	$3,244	$1,811
Rainbow	11,460	25,311	38,087	62,256
Madison Square Garden	31,060	29,979	95,002	90,662
Newsday	1,373	856	4,288	856
All other	195	225	684	225
	$45,152	$57,159	$141,305	$155,810

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Adjusted operating cash flow from continuing operations
Telecommunications Services	$574,992	$510,714	$1,649,405	$1,514,930
Rainbow	86,046	62,461	245,999	185,435
Madison Square Garden	31,600	12,565	60,100	36,596
Newsday	5,573	8,497	10,684	8,497
All other (b)	(30,511)	(11,980)	(70,494)	(49,461)
	$667,700	$582,257	$1,895,694	$1,695,997

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(212,831)	$(221,669)	$(649,248)	$(671,742)
Rainbow	(27,502)	(28,456)	(84,502)	(85,413)
Madison Square Garden	(15,477)	(16,743)	(45,973)	(49,622)
Newsday	(5,081)	(3,981)	(19,983)	(3,981)
All other (c)	(6,084)	(6,692)	(19,229)	(15,397)
	$(266,975)	$(277,541)	$(818,935)	$(826,155)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation expense included in continuing operations
Telecommunications Services	$(7,864)	$(6,182)	$(24,430)	$(18,416)
Rainbow	(4,670)	(4,729)	(15,027)	(12,293)
Madison Square Garden	(3,868)	(4,256)	(10,718)	(10,556)
Newsday	(57)	(273)	(162)	(273)
All other (c)	(787)	(287)	(3,047)	(931)
	$(17,246)	$(15,727)	$(53,384)	$(42,469)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Restructuring credits (expense) included in continuing operations
Telecommunications Services	$—	$—	$—	$—
Rainbow	(402)	(5)	(5,166)	(355)
Madison Square Garden	—	—	—	—
Newsday	(1,259)	—	(1,193)	—
All other (c)	(173)	(361)	669	1,602
	$(1,834)	$(366)	$(5,690)	$1,247

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income (loss) from continuing operations
Telecommunications Services	$354,297	$282,863	$975,727	$824,772
Rainbow	53,472	29,271	141,304	87,374
Madison Square Garden	12,255	(8,434)	3,409	(23,582)
Newsday	(824)	4,243	(10,654)	4,243
All other (b)	(37,555)	(19,320)	(92,101)	(64,187)
	$381,645	$288,623	$1,017,685	$828,620

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$419,200	$307,943	$1,109,786	$892,807
Other operating loss (b)	(37,555)	(19,320)	(92,101)	(64,187)
Operating income	$381,645	$288,623	$1,017,685	$828,620

Items excluded from operating income:
CSC Holdings interest expense	(161,498)	(166,223)	(494,867)	(500,802)
CSC Holdings interest income	1,278	2,650	5,178	11,494
CSC Holdings intercompany interest income	15,969	10,664	47,179	10,664
Gain (loss) on investments, net	51,543	13,324	(349)	(75,811)
Gain (loss) on equity derivative contracts, net	(43,833)	(4,731)	(1,095)	62,490
Loss on interest rate swap contracts, net	(44,146)	(29,852)	(63,975)	(21,942)
Write-off of deferred financing costs	—	—	(477)	—
Loss on extinguishment of debt	—	—	(20,980)	(2,424)
Miscellaneous, net	695	476	4,243	1,636
CSC Holdings income from continuing operations before income taxes	201,653	114,931	492,542	313,925
Cablevision interest expense	(22,499)	(30,331)	(73,355)	(93,948)
Intercompany interest expense	(15,969)	(10,664)	(47,179)	(10,664)
Cablevision interest income	18	157	309	529
Write-off of deferred financing costs	—	—	(72)	—
Loss on extinguishment of debt	—	—	(515)	—
Cablevision income from continuing operations before income taxes	$163,203	$74,093	$371,730	$209,842

(a)                    Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                   Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas, PVI Virtual Media and MSG Varsity.

(c)                    Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, MSG Varsity, and certain corporate expenses/credits.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capital Expenditures
Telecommunications Services	$178,426	$224,411	$517,574	$574,348
Rainbow	4,404	6,106	8,835	15,580
Madison Square Garden	13,430	13,434	37,240	27,695
Newsday	2,133	805	5,704	805
Corporate and other	5,921	5,162	13,807	15,151
	$204,314	$249,918	$583,160	$633,579

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivables.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company’s consolidated net revenues for the three and nine months ended September 30, 2009 and 2008, or 10% or more of its consolidated net trade receivables at September 30, 2009 and December 31, 2008.

NOTE 19.                                          OTHER MATTERS

Spin-off of Madison Square Garden

On May 6, 2009, the Board of Directors of Cablevision authorized the Company’s management to explore the spin-off of its Madison Square Garden business.

On July 29, 2009, the Board of Directors of Cablevision authorized the Company’s management to file the appropriate documents with the Securities and Exchange Commission and the Internal Revenue Service (“IRS”) to formally pursue a tax-free spin-off of its Madison Square Garden business.  It is anticipated that the spin-off would take the form of a distribution to all shareholders of Cablevision, with holders of CNYG Class A common stock receiving Class A shares in Madison Square Garden and holders of CNYG Class B common stock receiving Class B shares in Madison Square Garden.  Completion of the spin-off is subject to numerous conditions and all required regulatory approvals, including receipt of a ruling from the IRS and final approval of the Cablevision Board of Directors.  In October 2009, the Company received a ruling from the IRS with respect to the tax-free nature of the spin-off.

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

(Dollars in thousands, except share and per share amounts)

(Unaudited)

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

NOTE 20.                                          SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 3, 2009, the date the Company issued these condensed consolidated financial statements.

Tender Offers for Debt (tender prices per note in dollars)

September 2009 Tender Offer

On September 9, 2009, CSC Holdings announced that it commenced a cash tender offer (the “CSC Holdings September Tender”) for (1) its outstanding $1,000,000 face amount of 7-5/8% senior notes due April 1, 2011 (“April 2011 Notes”) for total consideration of $1,050.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,020.00 per $1,000.00 principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes and (2) its outstanding $500,000 face amount of 6-3/4% senior notes due April 1, 2012 (“April 2012 Notes”)for total consideration of $1,046.25 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000.00, principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes.

Pursuant to the CSC Holdings September Tender, in October 2009, CSC Holdings repurchased $674,204 aggregate principal amount of the April 2011 Notes and $255,383 aggregate principal amount of the April 2012 Notes.  The tender premiums aggregating approximately $33,604 for the April 2011 Notes and $11,809 for the April 2012 Notes will be recorded in loss on extinguishment of debt in the condensed consolidated statements of operations in the fourth quarter of 2009.

Cash of $869,600 held for the repurchase of the April 2011 Notes and April 2012 Notes pursuant to the CSC Holdings September Tender discussed above has been included in other assets in the September 30, 2009 condensed consolidated balance sheets of Cablevision.

CSC Holdings Stock

In October 2009, CSC Holdings issued 1,607,119 shares of common stock, $0.01 par value, to Cablevision in consideration of a cash contribution of $869,600.  CSC Holdings used these proceeds, along with borrowings under its credit facility, to repurchase a portion of its outstanding senior notes pursuant to the CSC Holdings September Tender.

Cablevision Dividend

On November 2, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on December 4, 2009 to stockholders of record on both its CNYG Class A common stock and Class B common stock as of November 13, 2009.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Newsday Amendment to Credit Facility

On October 28, 2009, Newsday LLC entered into an amendment to its credit facility that provides for: (a) the replacement of the 1.1 to 1 consolidated interest coverage ratio covenant with a $25,000 minimum liquidity covenant, (b) an increase in the interest rate applicable for the $525,000 of fixed rate loans from 9.75% to 10.50%, (c) an increase in the interest rate margin applicable to the $125,000 of floating rate term loans from 5.50% to 6.25% and (d) increases in the prepayment premiums applicable to repayments of term loans prior to maturity.  Newsday LLC paid each consenting lender a fee equal to 0.25% of the lender’s commitment.

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

Telecommunications Services

Our Telecommunications Services segment, which accounted for 72% of our condensed consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, acquisition transactions that result in the addition of new subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of homes passed).  As penetration rates increase, the number of available homes to which we can market our services generally decreases, which may contribute to a slower rate of customer and revenue growth in future periods.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase primarily as a result of contractual rate increases and additional service offerings.

Our cable television video services, which accounted for 43% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009, face competition from the direct broadcast satellite (“DBS”) business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, our future growth may be negatively impacted.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

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

Our high-speed data services business, which accounted for 15% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009, faces competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by incumbent telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T and Earthlink.  Our growth rate in cable modem customers and revenues has slowed from the growth rates we have experienced in the past due to our high penetration (52.5% of homes passed at September 30, 2009).  Growth rates have also been negatively impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

Our VoIP offering, which accounted for 10% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration (41.7% of homes passed at September 30, 2009).  Growth rates have also been negatively impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.  In October 2009, the FCC proposed so-called “net neutrality” rules that could affect the terms and conditions under which we operate our high-speed data service and manage our broadband network.  We cannot predict whether or when the FCC will adopt such rules, the final form of any such rules, or whether they could have a material adverse effect on our high-speed data service or other businesses.

Our advertising and other revenues accounted for 1% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009.

Optimum Lightpath, which accounted for 3% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This could also negatively impact the future growth of Optimum Lightpath if this trend were to accelerate.

Rainbow

In our Rainbow segment, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009, we earn revenues in two principal ways.  First, we receive affiliation fee payments from cable television system operators (including our cable television systems), DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally earned on a per subscriber basis under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliation fee revenues we earn vary from period to period, operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers”, or are a fixed contractual monthly fee.

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

We seek to grow our revenues in the Rainbow segment by increasing the number of operators that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by operators to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the operators’ efforts to market our channels.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing the rates we charge for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

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

Madison Square Garden

Madison Square Garden, which accounted for 10% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009, consists of three principal areas of operations: (i) a media business, which includes our regional sports programming networks (MSG network and MSG Plus), Fuse, a national music programming network, and an interactive business featuring certain targeted websites, (ii) an entertainment business, which principally includes the Radio City Christmas Spectacular, Wintuk and concerts and other live entertainment, and (iii) a sports business, which includes our professional sports teams (the New York Knicks of the National Basketball Association (“NBA”), the New York Rangers of the National Hockey League (“NHL”), the New York Liberty of the Women’s National Basketball Association and the Hartford Wolf Pack of the American Hockey League and presents a variety of live sporting events.  We also operate the Madison Square Garden Arena, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre in New York City, and The Chicago Theatre in Chicago.  In addition, we have a booking arrangement relating to the Wang Theatre in Boston.  In addition, Madison Square Garden has a minority ownership interest (purchased June 2008) in a musical artist management company whose controlling interest is owned by Ticketmaster Entertainment, Inc.  Our investment in this minority interest is accounted for under the cost method.

Madison Square Garden faces competitive challenges in each of its business activities.  We derive revenues in this segment primarily from our media business (see below), the sale of tickets to our teams’ games and entertainment events where we act as promoter or co-promoter, from the sale of suite licenses, from rental fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  Madison Square Garden’s media business derives its revenues from affiliation fees paid by cable television operators (including our cable television systems), DBS operators and telephone companies that provide video service and from sales of advertising.  Increases in affiliation fee revenues result from a combination of changes in rates and changes in the number of viewing subscribers.  This segment’s financial performance is affected by the continued popularity of the Knicks and Rangers and the attractiveness of its entertainment events and programming content.

Our sports teams’ financial success is dependent on their ability to generate paid attendance, suite rentals, advertising sales, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ popularity, which generates regular season and playoff attendance and suite licenses, and which also supports increases in prices charged for tickets, suite rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL may be empowered in certain circumstances to take certain actions that they deem to be in the best interest of their respective leagues, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.  Our sports business is also impacted by its ability to attract to our venues events such as boxing and college basketball as well as other sporting events.

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

Newsday

Newsday, which accounted for approximately 4% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2009, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

Since Newsday’s acquisition on July 29, 2008, it has experienced a decline in consolidated revenues, earnings and operating income, as compared to the prior year periods, primarily due to decreased advertising revenues.  The decrease in advertising revenues has resulted from the current economic environment and increased competition for advertising dollars from other media, particularly the Internet, and this decline has continued into 2009.

Newsday Revenue

Newsday’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  For the nine months ended September 30, 2009, advertising revenues accounted for 75% of the total revenues of Newsday.  Newsday’s business model is largely dependent on advertising revenue.  Advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper, and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  Local economic conditions can affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  All of these factors, along with the competitive and seasonal factors discussed below, contribute to a challenging advertising sales environment and have adversely impacted our ability to maintain our advertising revenues.  Newsday’s advertising categories most adversely impacted by the recent economic downturn include real estate, automotive, help wanted, home improvement and financial services.

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

The economic downturn in the newspaper industry intensified in the fourth quarter of 2008 and has continued into the third quarter of 2009 as indicated by a number of newspapers that ceased operations and/or filed for federal bankruptcy protection.  For the nine months ended September 30, 2009, Newsday experienced a significant decline in advertising revenues and operating income as compared to the comparable period in 2008.  A continuing economic downturn or continuing decline in advertising and/or circulation revenue would have a material adverse effect on Newsday’s future consolidated revenues, earnings and operating cash flows.  If Newsday’s results deteriorate further, it would adversely affect the Company’s consolidated revenues, earnings and operating cash flows causing possible additional impairments of certain of its indefinite-lived trademarks.

For the nine months ended September 30, 2009, circulation revenues accounted for approximately 23% of the total revenues of Newsday.  Newsday’s circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.  Approximately 70% of the circulation revenues were derived from subscription sales, which provide readers with the convenience of home delivery, and are an important component of Newsday’s circulation base.  For the nine months ended September 30, 2009, single copy rates for Newsday ranged from $0.50 to $0.75 per daily copy and $1.25 to $2.00 per Sunday copy.  Newsday’s single copy sales comprised approximately 30% of circulation revenue for the nine months ended September 30, 2009.  In recent years, circulation has generally declined throughout the newspaper industry, and Newsday’s newspapers have generally experienced this trend.  A decrease in home delivery subscriptions and single copy sales of newspapers could adversely impact circulation revenue as well as advertising revenue.

In October 2009, Newsday transitioned to a subscriber access model for its website’s content.  This initiative is expected to have a negative impact on website traffic.  The website is available for no additional charge to Newsday subscribers and to Optimum Online customers.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2009		2008
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$1,839,895	100%	$1,747,560	100%	$92,335

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	728,563	40	737,460	42	8,897
Selling, general and administrative	460,878	25	443,570	25	(17,308)
Restructuring expense	1,834	—	366	—	(1,468)
Depreciation and amortization (including impairments)	266,975	15	277,541	16	10,566
Operating income	381,645	21	288,623	17	93,022
Other income (expense):
Interest expense, net	(182,701)	(10)	(193,747)	(11)	11,046
Gain on investments, net	51,543	3	13,324	1	38,219
Loss on equity derivative contracts, net	(43,833)	(2)	(4,731)	—	(39,102)
Loss on interest rate swap contracts, net	(44,146)	(2)	(29,852)	(2)	(14,294)
Miscellaneous, net	695	—	476	—	219
Income from continuing operations before income taxes	163,203	9	74,093	4	89,110
Income tax expense	(64,604)	(4)	(42,723)	(2)	(21,881)
Income from continuing operations	98,599	5	31,370	2	67,229
Income from discontinued operations, net of taxes	—	—	32	—	(32)
Net income	98,599	5	31,402	2	67,197
Net loss (income) attributable to noncontrolling interests	343	—	(454)	—	797
Net income attributable to Cablevision Systems Corporation shareholders	$98,942	5%	$30,948	2%	$67,994

	Nine Months Ended September 30,
	2009		2008
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$5,628,312	100%	$5,186,344	100%	$441,968

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,390,225	42	2,243,920	43	(146,305)
Selling, general and administrative	1,395,777	25	1,288,896	25	(106,881)
Restructuring expense (credits)	5,690	—	(1,247)	—	(6,937)
Depreciation and amortization (including impairments)	818,935	15	826,155	16	7,220
Operating income	1,017,685	18	828,620	16	189,065
Other income (expense):
Interest expense, net	(562,735)	(10)	(582,727)	(11)	19,992
Loss on investments, net	(349)	—	(75,811)	(1)	75,462
Gain (loss) on equity derivative contracts, net	(1,095)	—	62,490	1	(63,585)
Loss on interest rate swap contracts, net	(63,975)	(1)	(21,942)	—	(42,033)
Write-off of deferred financing costs	(549)	—	—	—	(549)
Loss on extinguishment of debt	(21,495)	—	(2,424)	—	(19,071)
Miscellaneous, net	4,243	—	1,636	—	2,607
Income from continuing operations before income taxes	371,730	7	209,842	4	161,888
Income tax expense	(165,036)	(3)	(112,844)	(2)	(52,192)
Income from continuing operations	206,694	4	96,998	2	109,696
Loss from discontinued operations, net of taxes	(18)	—	(944)	—	926
Net income	206,676	4	96,054	2	110,622
Net loss (income) attributable to noncontrolling interests	491	—	(963)	—	1,454
Net income attributable to Cablevision Systems Corporation shareholders	$207,167	4%	$95,091	2%	$112,076

Comparison of Three and Nine Months Ended September 30, 2009 Versus Three and Nine Months Ended September 30, 2008

Consolidated Results — Cablevision Systems Corporation

The Company classifies its business interests into four reportable segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial data and voice services operations of Optimum Lightpath;

•                  Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (since June 16, 2008), News 12, IFC Entertainment, and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009);

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

Revenues, net for the three and nine months ended September 30, 2009 increased $92,335 (5%) and $441,968 (9%), respectively, as compared to revenues for the three and nine months ended September 30, 2008, including increases associated with businesses acquired in 2008.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009

Increase in revenues of the Telecommunications Services segment	$63,211	$194,204
Increase in revenues of the Rainbow segment	8,696	45,444
Increase in revenues of the Madison Square Garden segment	946	5,018
Increase in revenues of the Newsday segment (acquired July 29,2008)	6,476	178,564
Other net increases	999	4,233
Increase in inter-segment eliminations	12,007	14,505
	$92,335	$441,968

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

Technical and operating expenses (excluding depreciation and amortization and impairments shown below) decreased $8,897 (1%) for the three months ended September 30, 2009 and increased $146,305 (7%), for the nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, including increases associated with businesses acquired in 2008.  The net increases (decreases) are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Increase (decrease) in expenses of the Telecommunications Services segment	$(11,625)	$23,359
Decrease in expenses of the Rainbow segment	(8,244)	(3,690)
Decrease in expenses of the Madison Square Garden segment	(10,014)	(17,228)
Increase in expenses of the Newsday segment (acquired July 29, 2008)	6,315	117,078
Other net increases	2,667	9,040
Increase in inter-segment eliminations	12,004	17,746
	$(8,897)	$146,305

As a percentage of revenues, technical and operating expenses decreased 2% and 1% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $17,308 (4%) and $106,881 (8%) for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, including increases associated with businesses acquired in 2008.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Increase in expenses of the Telecommunications Services segment	$12,240	$42,384
Decrease in expenses of the Rainbow segment	(6,704)	(8,696)
Decrease in expenses of the Madison Square Garden segment	(8,463)	(1,096)
Increase in expenses of the Newsday segment (acquired July 29, 2008)	2,869	59,188
Other net increases due primarily to costs related to the potential spin-off of Madison Square Garden, certain employee severance costs, and settlement of employee related matters	17,441	18,255
Decrease in inter-segment eliminations	(75)	(3,154)
	$17,308	$106,881

As a percentage of revenues, selling, general and administrative expenses remained constant for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.

Restructuring expense (credits) amounted to $1,834 and $5,690 for the three and nine months ended September 30, 2009, respectively, and $366 and $(1,247) for the three and nine months ended September 30, 2008, respectively.  The charges for the three and nine months ended September 30, 2009 consisted of $419 and $5,183, respectively, resulting primarily from Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM, adjustments of $173 and $(734), respectively, relating to facility realignment provisions recorded in connection with prior restructuring plans and charges of $1,243 for both the three and nine month periods primarily relating to severance and other costs of the Newsday segment.  The charges (credits) for the three and nine months ended September 30, 2008 consisted primarily of adjustments to facility realignment provisions and severance provisions recorded in connection with prior restructuring plans.

Depreciation and amortization (including impairments) decreased $10,566 (4%) and $7,220 (1%) for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  The net decrease for the three month period was due to a decrease resulting primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.  The net decrease for the nine month period consisted of a prior year $15,034 write-off of deferred carriage fees at VOOM after EchoStar ceased the distribution of VOOM in May 2008 and a $22,694 decrease resulting primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.  The decreases for the nine month period were also partially offset by depreciation and amortization expense increases resulting from the Newsday transaction ($16,002) and the acquisition of the Sundance Channel ($14,506).

Interest expense, net decreased $11,046 (6%) and $19,992 (3%) for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Net increase due to change in average debt balances	$2,240	$39,394
Decrease due to lower average interest rates on our indebtedness	(14,994)	(76,049)
Lower interest income	1,511	6,536
Other net increases (including term loan extension fees of $6,093 incurred in the second quarter 2009)	197	10,127
	$(11,046)	$(19,992)

See “Liquidity and Capital Resources” discussion below for a detail of our various borrower groups.

Gain (loss) on investments, net of $51,543 and $(349) for the three and nine months ended September 30, 2009, respectively, and $13,324 and $(75,811), for the three and nine months ended September 30, 2008, respectively, consists primarily of the net increase or decrease in the fair value of Comcast common stock owned by the Company during the 2009 and 2008 periods and General Electric common stock owned by the Company during the 2008 periods through the disposition of this stock in June 2008.  The effects of these gains and losses are partially offset by the losses and gains on related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $(43,833) and $(1,095) for the three and nine months ended September 30, 2009, respectively, and $(4,731) and $62,490, for the three and nine months ended September 30, 2008, respectively, consists of unrealized and realized gains due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast common stock owned by the Company during the 2009 and 2008 periods and General Electric common stock owned by the Company during the 2008 periods.  The effects of these gains and losses are partially offset by the gains and losses on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $(44,146) and $(63,975) for the three and nine months ended September 30, 2009, respectively, and $(29,852) and $(21,942) for the three and nine months ended September 30, 2008, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company’s floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Write-off of deferred financing costs of $549 for the nine months ended September 30, 2009 represents costs written off in connection with the repurchase of a portion of Cablevision’s senior notes due April 2009, CSC Holdings’ senior notes due July 2009 and CSC Holdings’ senior notes due August 2009 pursuant to our tender offers.

Loss on extinguishment of debt of $21,495 for the nine months ended September 30, 2009, represents the premiums paid to repurchase a portion of Cablevision’s senior notes due April 2009, CSC Holdings’ senior notes due July 2009, and CSC Holdings’ senior notes due August 2009 and related fees associated with the tender offers.  Loss on extinguishment of debt of $2,424 for the nine months ended September 30, 2008 resulted from the repayment of the Company’s collateralized indebtedness relating to its holdings of shares of General Electric common stock in June 2008.

In connection with the CSC Holdings September Tender discussed below, in October 2009, CSC Holdings repurchased $674,204 aggregate principal amount of its senior notes due April 2011 and $255,383 aggregate principal amount of its senior notes due April 2012.  The tender premiums aggregating approximately $33,604 for the April 2011 Notes and $11,809 for the April 2012 Notes will be recorded in loss on extinguishment of debt in the condensed consolidated statements of operations in the fourth quarter of 2009.

Miscellaneous expense, net amounted to $695 and $4,243 for the three and nine months ended September 30, 2009, respectively, and $476 and $1,636 for the three and nine months ended September 30, 2008, respectively.  The 2009 amounts include gains of $455 and $1,674 for the three and nine months ended September 30, 2009, respectively, on the sale of our ownership interests in sportskool and Lifeskool which are accounted for under the installment sale method and dividends received on certain of the Company’s investment securities and from a cost method investee, partially offset by other miscellaneous expenses.  The 2008 amounts include a gain on the sale of affiliated interests of $448 for both the three and nine months ended September 30, 2008 which resulted from the sale of our ownership interest in one of our developing programming businesses and dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax expense attributable to continuing operations for the three months ended September 30, 2009 of $64,604 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by a decrease to the valuation allowance of $683 relating to certain state net operating loss carry forwards, tax expense of $508 relating to uncertain tax positions, including accrued interest, tax benefit of $1,709 resulting from a change in the rate used to measure deferred taxes and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,808 and $1,250, respectively.

Income tax expense attributable to continuing operations for the nine months ended September 30, 2009 of $165,036 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, a decrease to the valuation allowance of $1,703 relating to certain state net operating loss carry forwards, tax expense of $1,245 relating to uncertain tax positions, including accrued interest, tax benefit of $1,709 resulting from a change in the rate used to measure deferred taxes and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $5,515 and $3,502, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $6,362 in the second quarter of 2009 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.

Income tax expense attributable to continuing operations for the three months ended September 30, 2008 of $42,723 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by an increase in the valuation allowance of $784 relating to certain state net operating loss carry forwards, tax expense of $209 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,460 and $1,050, respectively.

Income tax expense attributable to continuing operations for the nine months ended September 30, 2008 of $112,844 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, an increase to the valuation allowance of $2,037 relating to certain state net operating loss carry forwards, tax expense of $2,032 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $4,458 and $3,848, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used in a prior interim period.  In addition, certain items included in income from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Net loss (income) attributable to noncontrolling interests of $343 and $491 for the three and nine months ended September 30, 2009, respectively, and $(454) and $(963) for the three and nine months ended September 30, 2008, respectively, represent other parties’ share of the net income or losses of entities which are not wholly-owned by us but which are consolidated in our consolidated financial statements.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Telecommunications Services segment:

	Three Months Ended September 30,
					Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$1,361,960	100%	$1,298,749	100%	$63,211
Technical and operating expenses (excluding depreciation and amortization shown below)	541,159	40	552,784	43	11,625
Selling, general and administrative expenses	253,673	19	241,433	19	(12,240)
Depreciation and amortization	212,831	16	221,669	17	8,838
Operating income	$354,297	26	$282,863	22%	$71,434

	Nine Months Ended September 30,
					Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$4,046,244	100%	$3,852,040	100%	$194,204
Technical and operating expenses (excluding depreciation and amortization shown below)	1,644,748	41	1,621,389	42	(23,359)
Selling, general and administrative expenses	776,521	19	734,137	19	(42,384)
Depreciation and amortization	649,248	16	671,742	17	22,494
Operating income	$975,727	24%	$824,772	21%	$150,955

Revenues, net for the three and nine months ended September 30, 2009 increased $63,211 (5%) and $194,204 (5%), respectively, as compared to revenues for the same periods in the prior year.

	Three Months Ended			Percent
	September 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$771,022	$740,786	$30,236	4%
High-speed data	286,637	276,100	10,537	4%
Voice	194,301	175,018	19,283	11%
Advertising	27,519	30,935	(3,416)	(11)%
Other (including installation, home shopping, advertising sales commissions, and other products)	23,595	23,897	(302)	(1)%
Total cable television	1,303,074	1,246,736	56,338	5%
Optimum Lightpath	65,077	62,690	2,387	4%
Intra-segment eliminations	(6,191)	(10,677)	4,486	42%
Total Telecommunications Services	$1,361,960	$1,298,749	$63,211	5%

	Nine Months Ended			Percent
	September 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,301,943	$2,217,464	$84,479	4%
High-speed data	856,141	821,099	35,042	4%
Voice	572,994	503,638	69,356	14%
Advertising	72,800	86,560	(13,760)	(16)%
Other (including installation, home shopping, advertising sales commissions, and other products)	69,599	73,931	(4,332)	(6)%
Total cable television	3,873,477	3,702,692	170,785	5%
Optimum Lightpath	189,234	183,570	5,664	3%
Intra-segment eliminations	(16,467)	(34,222)	17,755	52%
Total Telecommunications Services	$4,046,244	$3,852,040	$194,204	5%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our high-speed data and voice services, including additional services sold to our existing video subscribers, acquisition transactions that result in the addition of new subscribers, higher rates (primarily due to an increase of video rates of 3.5% on average, which was implemented beginning in December 2008), and upgrades by video customers from the level of the programming package to which they subscribe, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended September 30, 2009 was $141.03 as compared to $133.11 for the three months ended September 30, 2008, a 6% increase.  Our average monthly revenue per basic video subscriber for the three months ended June 30, 2009 was $139.69.

We believe the decline in advertising revenue is primarily due to the impact of the economic downturn which may continue.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services and the acquisition of 4Connections LLC in October 2008, partially offset by reduced traditional data services and lower intra-segment revenue.  Intra-segment eliminations for the nine months ended September 30, 2009 include a reduction of interconnection costs charged to Optimum

Lightpath and passed through to Optimum Voice of approximately $5,801 resulting from the resolution of certain disputed amounts between Optimum Lightpath and a third party vendor.  Additionally, Optimum Voice is purchasing fewer services from Optimum Lightpath resulting from certain operational functions now being performed directly within cable operations.

The following table presents certain subscriber and revenue generating units (“RGUs”) information as of September 30, 2009, June 30, 2009, and September 30, 2008 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of September 30, 2009	As of June 30, 2009	As of September 30, 2008
	(in thousands)
Basic video customers	3,066	3,093	3,112
iO digital video customers	2,888	2,902	2,814
Optimum Online high-speed data customers	2,522	2,503	2,427
Optimum voice customers	2,001	1,967	1,825
Total revenue generating units	10,477	10,465	10,178

The Company had losses of 27,300 and 42,300 basic video customers in the three and nine months ended September 30, 2009, respectively, compared to losses of 19,100 and 11,100, respectively, in the comparable periods in 2008.  This is primarily due to the impact of the current economic downturn, and, to a lesser extent, intensifying competition, particularly from Verizon.

For the three and nine months ended September 30, 2009, the Company added 11,500 and 198,600 RGUs, respectively, as compared to 95,600 and 552,900 added in the comparable periods in 2008.  These additions include increases in iO digital video customers resulting from digital migration initiatives that eliminated the duplicate analog feeds of various channels carried in digital of approximately 2,500 and 50,600 for the three and nine months ended September 20, 2009, respectively, as compared to 12,300 and 93,800 in the comparable periods in 2008.

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

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended September 30, 2009 decreased $11,625 (2%) compared to the same period in 2008 and for the nine months ended September 30, 2009 increased $23,359 (1%) compared to the same period in 2008.

These changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Increase in field operations and network related costs primarily due to growth in RGUs, lower capitalizable activities and general cost increases	$9,485	$41,486
Decrease in programming costs (including costs of on-demand services) primarily from the termination of carriage of VOOM’s programming in January 2009 and lower subscribers to certain tiers of service, partially offset by rate increases and new program offerings	(2,300)	—
Increase in programming costs (including costs of on-demand services) primarily from rate increases and new program offerings, partially offset by the termination of carriage of VOOM’s programming in January 2009 and lower subscribers to certain tiers of service	—	5,902
Increase in franchise fees due to increase in video revenues and higher rates in certain regions	1,894	4,399

Decrease in call completion and interconnection costs, taxes and fees (net of related intra-segment eliminations) primarily due to legislative changes in the third quarter of 2009 which clarified the applicability of certain fees on VoIP of $21,821 and $21,443 in the three and nine month periods, respectively, of which $20,149 related to fees accrued for in prior periods which were reversed in the third quarter of 2009, the resolution of certain disputed interconnection costs of approximately $7,347 in the second quarter of 2009 and lower rates, partially offset by higher volume due to increased voice customers and other fees

	(20,755)	(28,660)
Intra-segment eliminations	51	232
	$(11,625)	$23,359

As a percentage of revenues, technical and operating expenses decreased 3% and 1% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  Technical and operating expenses consist primarily of programming costs and direct costs associated with providing and maintaining services to our customers.  These costs typically rise as the number of RGUs grow and also due to general inflationary cost increases for employees, contractors, programming rates and other various expenses.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decreases due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are based on a percentage of certain categories of revenue, primarily video revenue which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.  However, as a percentage of revenues, we expect these costs to remain relatively constant.

It is currently expected that, concurrent with the closing of the proposed Madison Square Garden spin-off, there will be new affiliation agreements between Cablevision and Madison Square Garden that will result in increased programming expense of approximately $30,000 for 2010 and other additional consideration.

Selling, general and administrative expenses increased $12,240 (5%) and $42,384 (6%) for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Increase in customer related costs primarily due to higher RGUs and general cost increases	$4,485	$18,237
Favorable resolution of litigation that resulted in a reversal of expenses recognized in prior periods	(5,579)	(5,579)
Increase in sales and marketing costs primarily due to higher employee costs	8,169	21,528
Increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	1,738	5,044
Increase in other general and administrative costs is primarily due to general cost increases, partially offset by severance charges of $2,347 in the first quarter of 2008	3,322	2,882
Intra-segment eliminations	105	272
	$12,240	$42,384

As a percentage of revenues, selling, general and administrative expenses remained essentially constant for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of RGUs grow and also as a result of general inflationary cost increases for employees and other various expenses.  We expect that our customer related costs will continue to increase in relation to increases in RGUs and general inflationary cost increases.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs may continue to increase as competition continues to intensify.

Depreciation and amortization decreased $8,838 (4%) and $22,494 (3%) for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Rainbow segment.

	Three Months Ended September 30,
					Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$260,105	100%	$251,409	100%	$8,696
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	85,588	33	93,832	37	8,244
Selling, general and administrative expenses	93,141	36	99,845	40	6,704
Restructuring expense	402	—	5	—	(397)
Depreciation and amortization (including impairments)	27,502	11	28,456	11	954
Operating income	$53,472	21%	$29,271	12%	$24,201

	Nine Months Ended September 30,
					Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$761,699	100%	$716,255	100%	$45,444
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	252,755	33	256,445	36	3,690
Selling, general and administrative expenses	277,972	36	286,668	40	8,696
Restructuring expense	5,166	1	355	—	(4,811)
Depreciation and amortization (including impairments)	84,502	11	85,413	12	911
Operating income	$141,304	19%	$87,374	12%	$53,930

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income (loss):
AMC, WE tv and IFC	$79,230	$64,286	$224,802	$195,425
Other services	(25,758)	(35,015)	(83,498)	(108,051)
	$53,472	$29,271	$141,304	$87,374

Other services primarily consist of Sundance Channel’s operations from the date of acquisition (June 16, 2008), News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), Rainbow Network Communications (“RNC”), VOOM (the U.S. domestic programming of which ceased in January 2009), and in the 2008 period included sportskool (sold in September 2008) and Lifeskool (sold in October 2008).  The operating losses from Rainbow’s other services were attributable primarily to News 12 Networks and, to a lesser extent, VOOM, RASCO, and IFC Entertainment (for the nine month period).

In January 2009, the U.S. domestic programming of VOOM was shut down.  This decision had a favorable impact on the operating income of our Rainbow segment of $6,548 and $32,436 for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in the prior year as the loss of revenues from our VOOM business was more than offset by the elimination of most operating expenses of VOOM in 2009.  The 2009 operating expenses included restructuring expenses of $419 and $5,183 for the three and nine months ended September 30, 2009, respectively.  Currently, certain of the VOOM programming continues to be distributed internationally.

Revenues, net for the three and nine months ended September 30, 2009 increased $8,696 (3%) and $45,444 (6%), respectively, as compared to revenues for the same periods in 2008.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Net decrease for the three month period due primarily to a decrease in affiliation fee revenues following the sale of Lifeskool (October 2008) and sportskool (September 2008) and, to a lesser extent, at News 12 Networks, partially offset by an increase in affiliation fee revenues from Sundance Channel and distribution revenues from IFC Entertainment	$(14)	$—
Net increase for the nine month period due to affiliate fee revenues and advertising/sponsorship revenues primarily from Sundance Channel (acquired June 2008) and, to a lesser extent, distribution revenues from IFC Entertainment, partially offset by a decrease in affiliate fee revenues following the sale of Lifeskool (October 2008) and sportskool (September 2008) and a decrease in advertising revenues at News 12 Networks and RASCO	—	33,543
Increase in affiliation fee revenues and other revenues at AMC, WE tv and IFC resulting primarily from increases in affiliation fee rates and increases in viewing subscribers (see table below)	8,153	29,153
Increase in advertising revenues primarily at AMC and WE tv resulting from higher units sold at AMC and improved program ratings at WE tv	12,993	20,004
Decrease in revenues, net due to the Company’s decision in December 2008 to discontinue the U.S. domestic programming of VOOM (January 2009)	(12,436)	(37,256)
	$8,696	$45,444

The decrease in revenues of VOOM was due primarily to the loss of EchoStar’s carriage in May 2008 and the loss of carriage by Cablevision effective January 20, 2009.

Revenue increases discussed above are primarily derived from increases in affiliation fee rates charged for our services, increases in the number of viewing subscribers and increases in the level of advertising on our networks.  The following table presents certain viewing subscriber information as of September 30, 2009, June 30, 2009 and September 30, 2008:

	As of September 30, 2009	As of June 30, 2009	As of September 30, 2008
	(in thousands)
Viewing Subscribers:
AMC	86,900	86,600	85,800
WE tv	62,200	62,200	59,400
IFC	49,800	49,800	48,200
Sundance	34,000	33,100	30,300

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and nine months ended September 30, 2009 decreased $8,244 (9%) and $3,690 (1%), respectively, as compared to the same periods in 2008.  These changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Increase in programming costs at AMC and WE tv and, to a lesser extent, IFC (for the nine month period) primarily due to increased amortization of non-film programming rights including costs for the development of original programming and, to a lesser extent, increased amortization of film content primarily at IFC due to a higher volume of licensed program rights	$9,190	$25,290
Decrease in programming costs for the three month period at Rainbow’s other services (excluding VOOM) resulting primarily from a decrease in original programming costs of the Sundance Channel	(3,804)	—
Increase in programming costs for the nine month period resulting primarily from programming costs at the Sundance Channel (acquired June 2008) and, to a lesser extent, increased content acquisition costs at IFC Entertainment	—	11,469
Decrease of programming costs at VOOM due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM in January 2009	(13,630)	(40,449)
	$(8,244)	$(3,690)

As a percentage of revenues, technical and operating expenses decreased 4% and 3%, respectively, during the three and nine months ended September 30, 2009 as compared to the same periods in 2008.

There may be significant changes in the level of our technical and operating expenses from quarter to quarter and/or changes year to year due to content acquisition and/or original programming costs.  As additional competition for content increases from programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and/or original programming may increase.

Selling, general and administrative expenses for the three and nine months ended September 30, 2009 decreased $6,704 (7%) and $8,696 (3%), respectively, compared to the same periods in 2008.  These changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Decrease in selling, marketing and advertising costs at AMC and WE tv primarily related to a decrease in costs for the marketing and promotion of original programming in 2009 as compared to 2008	$(2,853)	$(11,184)
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services (excluding VOOM) primarily related to marketing and promotional activities of the Sundance Channel (acquired June 2008) and, to a lesser extent, IFC Entertainment, partially offset by a decrease in costs following the sale of Lifeskool (October 2008) and sportskool (September 2008)	2,331	11,664
Decrease in selling, general and administrative expenses at VOOM due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM in January 2009	(3,926)	(15,258)
Decrease in administrative costs for the three month period is due primarily to the sale of Lifeskool (October 2008) and sportskool (September 2008)	(1,566)	—
Net increase in administrative costs for the nine month period is due primarily to the costs of the Sundance Channel (acquired June 2008), partially offset by a decrease in costs following the sale of Lifeskool (October 2008) and sportskool (September 2008)	—	4,717
Increase (decrease) in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	(690)	1,365
	$(6,704)	$(8,696)

As a percentage of revenues, selling, general and administrative expenses decreased 4% for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming and the number of premieres that occur during a quarter.  The decrease in selling, marketing and advertising costs at AMC, WE tv and IFC for the nine months ended September 30, 2009 compared to the same period in 2008 may not be indicative of the full year results for the year ending December 31, 2009.

Restructuring expense of $402 and $5,166 for the three and nine months ended September 30, 2009, respectively, represents primarily the additional impairment of program rights and contract termination costs due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM and the decision in 2009 to discontinue certain international VOOM programming.  Restructuring expense of $5 and $355 for the three and nine months ended September 30, 2008, respectively, represents primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) decreased $954 (3%) and $911 (1%) for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  Amortization of intangible assets decreased $882 and $2,145 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  The decrease in amortization expense for the three month period is primarily due to certain intangible assets becoming fully amortized in the second quarter of 2009.  The decrease in amortization expense for the nine month period is due primarily to a $15,034 write-off of deferred carriage fees at VOOM HD Networks after EchoStar ceased the distribution of VOOM in May 2008, partially offset by an increase of $13,803 due to the increase in amortization of identifiable intangible assets resulting from the acquisition of the Sundance Channel in June 2008.  For the three and nine months ended September 30, 2009, depreciation expense decreased $72 and increased $1,234, respectively, as compared to the same periods in 2008.  The decrease for the three month period is due primarily to VOOM, partially offset by increases at Rainbow’s other services.  The increase for the nine month period is due primarily to increases at Rainbow’s services other than VOOM, primarily in connection with depreciation expense of Sundance Channel fixed assets (acquired June 2008), partially offset by a decrease at VOOM.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Madison Square Garden segment.

	Three Months Ended September 30,				Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$161,764	100%	$160,818	100%	$946
Technical and operating expenses (excluding depreciation and amortization)	71,715	44	81,729	51	10,014
Selling, general and administrative expenses	62,317	39	70,780	44	8,463
Depreciation and amortization	15,477	10	16,743	10	1,266
Operating income (loss)	$12,255	8%	$(8,434)	(5)%	$20,689

	Nine Months Ended September 30,				Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$650,418	100%	$645,400	100%	$5,018
Technical and operating expenses (excluding depreciation and amortization)	400,826	62	418,054	65	17,228
Selling, general and administrative expenses	200,210	31	201,306	31	1,096
Depreciation and amortization	45,973	7	49,622	8	3,649
Operating income (loss)	$3,409	1%	$(23,582)	(4)%	$26,991

Revenues, net for the three and nine months ended September 30, 2009 increased $946 (1%) and $5,018 (1%), respectively, as compared to revenues for the same periods in 2008.  These increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Increase in network affiliation fee revenue, primarily from third parties	$10,713	$29,469
Increase (decrease) in team and other live sporting event revenues	298	(2,849)
Decrease in revenues from entertainment events	(9,752)	(20,828)
Other net decreases	(313)	(774)
	$946	$5,018

The increases in network affiliation fee revenue for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 were primarily attributable to increases in contractual affiliation rates and higher subscriber counts.  We expect that the fourth quarter will result in a similar affiliation fee revenue increase as compared to the fourth quarter of 2008.

It is currently expected that, concurrent with the closing of the proposed Madison Square Garden spin-off, there will be new affiliation agreements between Cablevision and Madison Square Garden that will result in increased revenues provided to Madison Square Garden of approximately $30,000 for 2010 and other additional consideration.

Team and other live sporting event revenues decreased for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily from a decrease in sports team playoff related revenues and revenues from other live sporting events primarily due to the absence in 2009 of a large scale boxing event such as was held in the first quarter of 2008.  These decreases were partially offset by higher sports team regular season ticket related revenue due primarily to higher average ticket prices.

Revenues from entertainment events for the three and nine months ended September 30, 2009 decreased from the comparable periods of the prior year primarily due to fewer entertainment events in the Madison Square Garden arena (the “Arena”) offset in part by an increase in revenues resulting primarily from a higher number of events at the Beacon Theatre which was shut down the last five months of 2008 during its restoration.

Madison Square Garden’s revenues are highly dependent on our customers’ discretionary entertainment spending.  In addition, our entertainment business is dependent on the number of events presented in our venues by Madison Square Garden and by third parties.  For the three and nine months ended September 30, 2009, we have seen a reduction in the renewal of certain of our suite licenses and a lower level of Arena event bookings reflecting the current economic environment.

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2009 decreased $10,014 (12%) and $17,228 (4%), respectively, as compared to the same periods in 2008.  These decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Decrease in network operating costs	$(6,302)	$(10,966)
Decrease in variable costs associated with entertainment events	(5,914)	(4,522)
Decrease due to lower net provision for NBA luxury tax (excluding the impact of certain team personnel transactions described below) of $0 and $3,016 for the three and nine months, respectively, and lower net provision for NHL revenue sharing (excluding playoffs) of $888 and $3,277 for the three and nine months, respectively	(888)	(6,293)
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	—	(1,207)
Decrease in expenses associated with other live sporting events	(21)	(7,046)
Increase in other team operating costs	930	6,117
Other net increases, primarily venue related operating costs including the impact of a new venue booking agreement for the Wang Theatre	2,181	6,689
	$(10,014)	$(17,228)

Network operating costs decreased for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 resulting primarily from a decrease in production costs.  We currently anticipate that network operating costs will also be lower for the full year 2009 as compared to 2008.

Variable costs associated with entertainment events decreased for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 resulting primarily from fewer entertainment events in the Arena offset in part by an increase in costs resulting primarily from a higher number of events at the Beacon Theatre which was shut down the last five months of 2008 during its restoration.

The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions described below) and NHL revenue sharing (excluding playoffs) for the nine months ended September 30, 2009 as compared to the same period in 2008 reflects a lower net provision for NBA luxury tax, based primarily on the Knicks’ season-ending team salaries subject to the tax and a lower net provision for NHL revenue sharing expense, based primarily on the Rangers’ and league-wide season-ending revenues.

Team personnel transactions for the nine months ended September 30, 2009 primarily reflect provisions recorded for player waivers and the costs associated with a player trade of $5,109 and $3,286, respectively.  Team personnel transactions for the nine months ended September 30, 2008 primarily reflect provisions recorded for season-ending player injuries of $5,667, which is net of anticipated insurance recoveries of $2,314, and a player waiver of $2,760.

The lower expenses associated with other live sporting events for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily reflects the absence of costs associated with a large scale boxing event such as was held in the first quarter of 2008.

Other team operating costs increased for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to higher team personnel compensation, which is net of $4,838 in insurance recoveries related to a non season-ending player injury in 2009.

As a percentage of revenues, technical and operating expenses decreased 7% and 3% during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Selling, general, and administrative expenses for the three and nine months ended September 30, 2009 decreased $8,463 (12%) and $1,096 (1%), respectively, as compared to the same periods in 2008.  These decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2009
Decrease in legal and other professional fees	$(8,868)	$(28,146)
Decrease in marketing costs, primarily at the networks	(2,368)	(6,839)
Increase in severance, employee salaries and related benefits	2,860	32,125
Other net increases (decreases)	(87)	1,764
	$(8,463)	$(1,096)

Legal and other professional fees decreased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 primarily due to the settlement of the litigation with the NHL in the first quarter of this year. Currently, full year legal fees are expected to be significantly lower in 2009 as compared to 2008.

Severance, employee salaries and related benefits increased for the nine months ended September 30, 2009 as compared to the same period in the prior year due primarily to higher severance costs mostly attributable to a separation agreement with a team executive entered into in the second quarter of 2009 and the impact of salary increases and additions to staff.

As a percentage of revenues, selling, general and administrative expenses decreased 5% and remained constant during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Depreciation and amortization for the three and nine months ended September 30, 2009 decreased $1,266 (8%) and $3,649 (7%), respectively, as compared to the same periods in 2008 primarily due to lower amortization of intangible assets of $1,188 and $2,934 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 mainly due to certain intangible assets becoming fully amortized in the first quarter of 2009.

Newsday

The table below sets forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment for the three and nine months ended September 30, 2009 and for the period July 30, 2008 through September 30, 2008.

	Three Months Ended September 30, 2009		For the period July 30, 2008 through September 30, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues
Revenues, net	$79,944	100%	$73,468	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	48,580	61	42,265	58
Selling, general and administrative expenses	25,848	32	22,979	31
Restructuring expense	1,259	2	—	—
Depreciation and amortization	5,081	6	3,981	5
Operating income (loss)	$(824)	(1)%	$4,243	6%

	Nine Months Ended September 30, 2009		For the period July 30, 2008 through September 30, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues
Revenues, net	$252,032	100%	$73,468	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	159,343	63	42,265	58
Selling, general and administrative expenses	82,167	33	22,979	31
Restructuring expense	1,193	—	—	—
Depreciation and amortization	19,983	8	3,981	5
Operating income (loss)	$(10,654)	(4)%	$4,243	6%

Revenues, net for the three and nine months ended September 30, 2009 amounted to $79,944 and $252,032, respectively, and are comprised of the following:

	Three Months	Nine Months
	Ended September 30, 2009
Advertising revenue, net	$59,398	$189,570
Circulation revenue, net	18,896	57,661
Other revenue, net	1,650	4,801
Revenues, net	$79,944	$252,032

Revenues, net for the period July 30, 2008 through September 30, 2008 amounted to $73,468 and are comprised of the following:

Advertising revenue, net	$59,638
Circulation revenue, net	12,627
Other revenue, net	1,203
Revenues, net	$73,468

Newsday’s advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  In October 2009, Newsday transitioned to a subscriber access model for its website’s content.  This initiative is expected to have a negative impact on website traffic.  The website is available for no additional charge to Newsday subscribers and to Optimum Online customers.

A newspaper’s circulation is the number of copies it distributes on an average day.  Circulation revenue is comprised of home delivery subscriptions, single copy sales at the newsstand or local retail outlets and a small amount associated with Newspaper in Education programs whereby newspapers are delivered to local schools for education programs.  On October 15, 2009, Newsday filed its most recent Publishers statement with the Audit Bureau of Circulation which indicated total paid circulation for the six-month period ended September 27, 2009 of approximately 357,000 on weekdays, approximately 323,000 on Saturdays and approximately 414,000 on Sundays.  Paid circulation for weekdays, Saturdays and Sundays declined 5.4%, 4.1% and 4.6%, respectively, as compared to the same period in the prior year.

Advertising revenues, net for the three and nine months ended September 30, 2009 are comprised of the following:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Amount	% of net Advertising Revenues	Amount	% of net Advertising Revenues
Retail	$31,259	53%	$95,561	50%
National	10,991	18	38,853	21
Classified	17,148	29	55,156	29
Advertising revenues, net	$59,398	100%	$189,570	100%

Advertising revenues, net for the period July 30, 2008 through September 30, 2008 are comprised of the following:

		% of net Advertising Revenues
Retail	$27,614	46%
National	12,060	20
Classified	19,964	33
Advertising revenues, net	$59,638	100%

Newsday has experienced declines in many of its advertising revenue categories for the three and nine months ended September 30, 2009 as compared to the same periods in the prior year as a result of the continuing economic downturn with the most significant of these declines in the real estate, automotive, help wanted, home improvement and financial services advertising categories.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2009 amounted to $48,580 (61% of revenues, net) and $159,343 (63% of revenues, net), respectively.  For the period July 30, 2008 through September 30, 2008, technical and operating expenses amounted to $42,265 (58% of revenues, net).  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.  Circulation and distribution expenses (excluding employee compensation and benefits) for the three and nine months ended September 30, 2009 were $13,157 or 27% and $41,458 or 26% of technical and operating expenses, respectively.  These expenses amounted to $11,090 or 26% of technical and operating expenses for the period July 30, 2008 through September 30, 2008.  Newsprint and ink expenses for the three and nine months ended September 30, 2009 were $7,472 or 15% and $30,116 or 19% of technical and operating expenses, respectively.  These expenses amounted to $8,798 or 21% of technical and operating expenses for the period July 30, 2008 through September 30, 2008.  During the second quarter of 2009, Newsday completed its web-width reduction project to reduce the size of the Newsday and amNewYork newspapers and as a result, newsprint and operating supply costs have been reduced.  Included within technical and operating expenses for the three and nine months ended September 30, 2009 are severance costs of $9 and $253, respectively, related to workforce reductions in the circulation and production areas as a result of ongoing cost containment initiatives.

Selling, general, and administrative expenses for the three and nine months ended September 30, 2009 amounted to $25,848 (32% of revenues, net) and $82,167 (33% of revenues, net), respectively.  For the period July 30, 2008 through September 30, 2008, selling, general and administrative expenses amounted to $22,979 (31% of revenues, net).  Selling, general, and administrative expenses include primarily direct sales and marketing expenses and costs of facilities, information systems, finance, and research and promotion.  Direct sales expenses accounted for approximately 41% and 42% of selling, general, and administrative expenses for the three and nine months ended September 30, 2009, respectively, and approximately 42% of selling, general and administrative expenses for the period July 30, 2008 through September 30, 2008.  These expenses are directly linked to advertising revenues.  Included within selling, general and administrative expenses for the three and nine months ended September 30, 2009 are severance costs of $805 and $1,124, respectively, related to terminations within senior management, as well as terminations in the facilities and information system departments as a result of ongoing cost containment initiatives.

Restructuring expenses for the three and nine months ended September 30, 2009 amounted to $1,259 (2% of revenues, net) and $1,193, respectively.  This is comprised of $1,449 in severance and other related costs associated with the elimination of three senior management positions.  Offsetting these expenses are restructuring credits of $190 and $256, respectively, for the three and nine months ended September 30, 2009 related to adjustments in severance and facility realignment provisions recorded in prior restructuring plans.

Depreciation and amortization for the three and nine months ended September 30, 2009 amounted to $5,081 and $19,983, respectively, and represents the depreciation of property and equipment and the amortization of definite-lived intangible assets acquired in connection with the Newsday transaction on July 29, 2008.  Depreciation and amortization for the period July 30, 2008 through September 30, 2008 amounted to $3,981.  Included within depreciation expense is $4,025 for the nine months ended September 30, 2009 related to depreciation expense associated with the decreased remaining useful lives of two presses that were phased out of service in mid-year 2009.  Also included within depreciation expense for the three and nine months ended September 30, 2009 are impairment charges of $50 and $790, respectively, on fixed assets no longer used in the ordinary course of business.

CSC HOLDINGS, INC.

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense relating to Cablevision senior notes issued in April 2004 and September 2009 included in Cablevision’s consolidated statements of operations	$(22,499)	$(30,331)	$(73,355)	$(93,948)
Interest income related to cash held at Cablevision	18	157	309	529
Interest income included in CSC Holdings’ consolidated statements of operations related to interest on Cablevision’s 8% senior notes due 2012 and the accretion of the discount related to the notes issued by Cablevision in connection with the Newsday transaction which were contributed to CSC Holdings (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	(15,969)	(10,664)	(47,179)	(10,664)
Loss on extinguishment of debt	—	—	(515)	—
Write-off of deferred financing costs related to the repurchase of a portion of Cablevision’s April 2009 senior notes pursuant to a tender offer	—	—	(72)	—
Income tax benefit included in Cablevision’s consolidated statements of operations related to the items listed above	13,294	16,191	47,452	43,199

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION - CABLEVISION

Operating Activities

Net cash provided by operating activities amounted to $1,206,209 for the nine months ended September 30, 2009 compared to $1,089,719 for the nine months ended September 30, 2008.  The 2009 cash provided by operating activities resulted from $1,025,629 of income before depreciation and amortization (including impairments), $467,500 of non-cash items, a $51,529 increase in deferred revenue and a $2,994 decrease in current and other assets.  Partially offsetting these increases was a decrease of $148,601 in accounts payable and other liabilities and a $192,842 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights.

The 2008 cash provided by operating activities resulted from $923,153 of income before depreciation and amortization, $378,437 of non-cash items, $23,098 from an increase in deferred revenue and $18,635 from an increase in accounts payable.  Partially offsetting these increases were decreases in cash of $158,666 resulting from the acquisition of and payment of obligations relating to program rights, a $62,980 increase in current and other assets and a $31,958 decrease in accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $582,372 compared to $1,417,440 for the nine months ended September 30, 2008.  The 2009 investing activities consisted primarily of $583,160 of capital expenditures ($517,574 of which relate to our Telecommunications Services segment) and other net cash receipts of $788.

The 2008 investing activities consisted primarily of $725,357 of payments relating primarily to the acquisitions of Newsday and Sundance, $633,579 of capital expenditures ($574,348 of which related to our Telecommunications Services segment), $37,529 of other investments and other net cash payments aggregating $20,975.

Financing Activities

Net cash used in financing activities amounted to $609,990 for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $326,012 for the nine months ended September 30, 2008.  In 2009, the Company’s financing activities consisted primarily of $1,421,378 used for the repurchase of senior notes and debentures pursuant to tender offers, $869,600 in cash held for the repayment of senior notes and debentures pursuant to tender offers in October 2009, net repayments of bank debt of $312,500, dividend payments to common shareholders of $90,686, additions to deferred financing costs of $47,975 and other net cash payments of $6,135, partially offset by proceeds of $2,138,284 from the issuance of senior notes.

In 2008, the Company’s financing activities consisted primarily of net proceeds of bank debt of $757,500, proceeds of $500,000 from the issuance of senior notes, and other net cash proceeds of $1,080, partially offset by the redemption of senior notes of $500,000, net repayments of collateralized indebtedness of $364,660, additions to deferred financing costs of $35,887, and dividend distributions to common shareholders of $32,021.

CASH FLOW DISCUSSION - CSC HOLDINGS

Operating Activities

Net cash provided by operating activities amounted to $1,291,353 for the nine months ended September 30, 2009 compared to $1,086,441 for the nine months ended September 30, 2008.  The 2009 cash provided by operating activities resulted from $1,098,989 of income before depreciation and amortization (including impairments), $503,520 of non-cash items, a $51,529 increase in deferred revenue and a $2,808 decrease in current and other assets.  Partially offsetting these increases was a decrease of $161,966 in accounts payable and other liabilities, a $192,842 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights, and an increase in advances to affiliates of $10,685.

The 2008 cash provided by operating activities resulted from $984,037 of income before depreciation and amortization, $414,598 of non-cash items, $23,098 from an increase in deferred revenue and $18,635 from an increase in accounts payable.  Partially offsetting these increases were decreases in cash of $158,666 resulting from the acquisition of and payment of obligations relating to program rights, a $75,241 increase in advances to affiliates, a $64,528 increase in current and other assets and a $55,492 decrease in accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $582,372 compared to $1,417,440 for the nine months ended September 30, 2008.  The 2009 investing activities consisted primarily of $583,160 of capital expenditures ($517,574 of which relate to our Telecommunications Services segment) and other net cash receipts of $788.

The 2008 investing activities consisted primarily of $725,357 of payments relating primarily to the acquisitions of Newsday and Sundance, $633,579 of capital expenditures ($574,348 of which related to our Telecommunications Services segment), $37,529 of other investments and other net cash payments aggregating $20,975.

Financing Activities

Net cash used in financing activities amounted to $707,630 for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $330,227 for the nine months ended September 30, 2008.  In 2009, the Company’s financing activities consisted primarily of $920,863 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $312,500, dividend payments to Cablevision of $691,442, additions to deferred financing costs of $28,990 and other net cash payments of $4,755, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

In 2008, the Company’s financing activities consisted primarily of net proceeds of bank debt of $757,500 and proceeds of $500,000 from the issuance of senior notes, partially offset by the redemption of senior notes of $500,000, net repayments of collateralized indebtedness of $364,660, additions to deferred financing costs of $35,877, dividend distributions to Cablevision of $21,393 and other net cash payments of $5,343.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to an outflow of $7,066 for the nine months ended September 30, 2008

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $59,904 for the nine months ended September 30, 2008 and resulted from a $58,293 cash payment to settle a contract dispute with Loral Space and Communications Holding Corporation (“Loral”) and a net loss of $1,611 before depreciation and amortization and non-cash items.

Investing Activities

Net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2008 was $52,838 and represents the decrease in restricted cash relating to the settlement of the Loral contract dispute.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group (“CNYG”) Class A common stock, CNYG Class B common stock and approximately $2,582,000 of debt securities, including $1,900,000 held by third party investors (including the senior notes issued in September 2009 discussed below) and approximately $682,000 (with a fair value of approximately $650,000 at the date of contribution on July 29, 2008, in connection with the Newsday transaction), which were contributed to CSC Holdings and are now held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $682,000 of notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

On September 23, 2009, Cablevision issued $900,000 face amount of 8-5/8% senior notes due September 15, 2017.  These notes are senior unsecured obligations and are not guaranteed by any of Cablevision’s subsidiaries.  Cablevision may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $887,364 after giving effect to the original issue discount of approximately $12,636.  The net proceeds were used in connection with the September 2009 tender offers discussed below.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $18,985, which are being amortized to interest expense over the term of the senior notes.

The net proceeds from this offering, along with cash on hand, aggregating $869,600 were used to purchase 1,607,119 shares of common stock of CSC Holdings in October 2009, which in turn used the proceeds from the sale of its common stock to Cablevision, along with borrowings under its credit facility, to repurchase a portion of its outstanding senior notes pursuant to the September tender offers discussed below.

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

We have assessed the implications of the recent distress in the capital and credit markets on our ability to repay our scheduled debt maturities over the next twelve months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next twelve months totaling $310,000 as of September 30, 2009. However, continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and RNS revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

In the longer term, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our ability to access the credit markets.  We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating dividend payments or other discretionary uses of cash.

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2009:

	Restricted Group	Rainbow National Services	Newsday LLC (a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations (b)	Total Cablevision

Bank debt	$4,090,000	$601,250	$650,000	$—	$5,341,250	$—	$—	$5,341,250
Capital lease obligations	—	12,144	1,438	44,266	57,848	—	—	57,848
Senior notes and debentures	4,060,064	299,215	—	—	4,359,279	2,546,324	(658,914)	6,246,689
Senior subordinated notes	—	323,754	—	—	323,754	—	—	323,754
Collateralized indebtedness relating to stock monetizations	—	—	—	402,025	402,025	—	—	402,025
Total debt	$8,150,064	$1,236,363	$651,438	$446,291	$10,484,156	$2,546,324	$(658,914)	$12,371,566

Interest expense	$362,587	$57,210	$48,125	$26,945	$494,867	$120,534	$(47,179)	$568,222
Capital expenditures	$509,129	$1,063	$5,704	$67,264	$583,160	$—	$—	$583,160

(a)                    CSC Holdings has guaranteed Newsday’s obligation under its $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)                     Represents the elimination of the accreted value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.

The following table provides details of the Company’s capital expenditures for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capital Expenditures
Consumer premise equipment	$84,989	$116,363	$262,836	$307,093
Scalable infrastructure	37,151	55,557	101,305	121,821
Line extensions	8,289	7,346	22,734	21,447
Upgrade/rebuild	5,541	1,476	14,181	3,997
Support	23,335	27,662	60,780	67,089
Total Cable Television	159,305	208,404	461,836	521,447
Optimum Lightpath	19,121	16,007	55,738	52,901
Total Telecommunications	178,426	224,411	517,574	574,348
Rainbow	4,404	6,106	8,835	15,580
Madison Square Garden	13,430	13,434	37,240	27,695
Newsday	2,133	805	5,704	805
Other (Corporate, Theatres and PVI)	5,921	5,162	13,807	15,151
Total Cablevision	$204,314	$249,918	$583,160	$633,579

Restricted Group

As of September 30, 2009, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers, of which approximately 2.9 million subscribe to our digital video service), and high-speed data service (approximately 2.5 million customers), and our VoIP services operations (approximately 2.0 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include:  capital spending, in particular, the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; distributions to Cablevision to fund dividends payable to stockholders of CNYG Class A and CNYG Class B common stock; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months, will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under the Restricted Group’s credit facility.

On May 27, 2009, CSC Holdings entered into an agreement that provided for an extension of the maturity date from March 29, 2013 to March 29, 2016 of approximately $1,167,000 of the $3,395,000 outstanding principal amount of the term B loan under its principal credit facility.  Consenting lenders received a one-time amendment fee of five basis points (.05%) on their total loan commitments.  Lenders electing to extend their loan commitments will be paid an annual extension fee of 1.5% of their loan commitments through maturity on March 29, 2016.

The Restricted Group’s credit facility consists of four components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility, a $2,228,222 term B loan facility and a $1,166,778 term B-2 extended loan facility.  The four components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of September 30, 2009, $60,949 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $939,051 of the revolver was undrawn and was available to be drawn to meet the net funding and investment requirements of the Restricted Group.  The revolving credit facility and the term A-1 loan facility mature in February 2012, the term B loan facility matures in March 2013 and the term B-2 extended loan facility matures in March 2016.  The revolver has no required interim repayments.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $62,500 in 2009 and 2010 and $100,000 in 2011.  The $2,228,222 term B loan facility is subject to quarterly repayments of $5,743 through March 31, 2012 and $539,827 beginning on June 30, 2012 through its maturity date in March 2013.  The $1,166,778 term B-2 extended loan facility is subject to quarterly repayments of $3,007 through December 30, 2015 and a final payment of $1,085,585 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at anytime.  Outstanding borrowings under the term A-1 loan facility, term B loan facility and term B-2 extended loan facility were $712,500, $2,216,736 and $1,160,764 respectively, at September 30, 2009.  The weighted average interest rates as of September 30, 2009 on borrowings under the term A-1 loan facility, term B loan facility and term B-2 extended loan facility were 1.31%, 2.05% and 2.05%, respectively.

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

Under the revolving credit facility, the term A-1 and term B loan facilities and term B-2 extended loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  The Company’s ability to make restricted payments is also limited by provisions in the term B loan facility and term B-2 extended loan facility and the indentures covering the Company’s notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of September 30, 2009.

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  In addition, we incurred financing costs of $16,434.  The proceeds were used in connection with the February 2009 tender offers discussed below and to repay a portion of the remaining outstanding Cablevision floating rate senior notes due April 1, 2009 (“April 2009 Notes”).

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  In addition, we incurred financing costs of $10,837.  The proceeds were used in connection with the tender offers discussed below and to repay a portion of the remaining outstanding Cablevision April 2009 Notes.

On February 13, 2009, Cablevision announced that it commenced a cash tender offer (the “Cablevision February Tender”) for its outstanding April 2009 Notes for total consideration of $1,002.50 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $997.50 per $1,000.00 principal amount of notes plus an early tender premium of $5.00 per $1,000.00 principal amount of notes.  Concurrently, CSC Holdings announced that it commenced a cash tender offer (the “CSC Holdings February Tender”) for (1) its outstanding $500,000 face amount of 8-1/8% senior notes due July 15, 2009 (“July 2009 Notes”) for total consideration of $1,022.84 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of notes plus an early tender premium of $22.84 per $1,000.00 principal amount of notes, and (2) its outstanding $400,000 face amount of 8-1/8% senior debentures due August 15, 2009 (“August 2009 Debentures”) for total consideration of $1,027.63 per $1,000.00 principal amount of debentures tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of debentures plus an early tender premium of $27.63 per $1,000.00 principal amount of debentures.

Pursuant to the Cablevision February Tender and CSC Holdings February Tender, the Company repurchased $196,269 aggregate principal amount of the April 2009 Notes, $449,430 aggregate principal amount of the July 2009 Notes and $306,791 aggregate principal amount of the August 2009 Debentures.  The total amount validly tendered represented 39.3% of the outstanding principal amount of April Notes, 89.9% of the outstanding principal amount of the July Notes, 76.7% of the outstanding principal amount of the August 2009 Debentures, and 68.0% of the outstanding principal amount of all senior notes and debentures that were subject to the February cash tender offers.  As of September 30, 2009, Cablevision repaid the remaining outstanding balance of its April 2009 Notes aggregating $303,731 upon their maturity on April 1, 2009 with cash on hand and CSC Holdings repaid the remaining outstanding balance of its July 2009 Notes aggregating $50,570 and its August 2009 Debentures aggregating $93,209 upon their maturity on July 15, 2009 and August 15, 2009, respectively, with cash on hand.

On September 9, 2009, CSC Holdings announced that it commenced a cash tender offer (the “CSC Holdings September Tender”) for (1) its outstanding $1,000,000 face amount of 7-5/8% senior notes due April 1, 2011 (“April 2011 Notes”) for total consideration of $1,050.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,020.00 per $1,000.00 principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes and (2) its outstanding $500,000 face amount of 6-3/4% senior notes due April 1, 2012 (“April 2012 Notes”) for total consideration of $1,046.25 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000.00, principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes.

Pursuant to the CSC Holdings September Tender, on October 6, 2009, CSC Holdings repurchased $674,204 aggregate principal amount of the April 2011 Notes and $255,383 aggregate principal amount of the April 2012 Notes.  The total amount validly tendered and accepted by the Company represented 67.4% of the outstanding principal amount of the April 2011 Notes and 51.1% of the outstanding principal amount of the April 2012 Notes and 62.0% of the outstanding principal amount of all senior notes that were subject to the September cash tender offers.

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

The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2009*
March 2010	$1,100,000	3.65%	0.30%
June 2012	$2,600,000	4.86%	0.30%

*                               Represents the floating rate received by the Company under its interest rate swap contracts at September 30, 2009 and does not represent the rates to be received by the Company on future payments.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary owns the Company’s AMC, WE tv and IFC programming operations.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS and borrowings under its revolving credit facilities.  RNS’ principal uses of cash include: the debt service of RNS and the net funding and investment requirements of certain other programming entities including News 12 Networks and the VOOM HD Networks.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $25,000 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facilities.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS credit facility.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at September 30, 2009.

Outstanding borrowings under the term A loan facility and the original revolving credit facility were $456,250 and $145,000, respectively, at September 30, 2009.  At September 30, 2009, the weighted average interest rate on both the term A loan facility and amounts drawn under the original revolving credit facility was 1.24%.  As of September 30, 2009, $145,000 of the RNS revolving credit facility was drawn and RNS had $435,000 in total undrawn revolver commitments consisting of $155,000 under its original revolver and $280,000 under the Incremental Revolver, which undrawn amounts were available to be drawn to meet the net funding and investment requirements of RNS.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of September 30, 2009.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

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

The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2009*

November 2009	$450,000	1.84%	0.24%

*                 Represents the floating rate received by RNS under its interest rate swap contracts at September 30, 2009 and does not represent the rates to be received by RNS on future payments.

As a result of the CSC Holdings and RNS interest rate swap transactions and after giving effect to the repurchase of a portion of CSC Holdings’ April 2011 Notes and April 2012 Notes in October 2009, the interest rate paid on approximately 94% of the Company’s debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 37% is effectively fixed through utilization of these interest rate swap contracts) as of September 30, 2009.

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

We actively manage the available cash of our subsidiaries to minimize the overall need for short term borrowings.  As a result, our subsidiaries that have excess cash have historically advanced some or all of those funds to Cablevision or to other subsidiaries which had funding needs.  As of September 30, 2009, Madison Square Garden had extended intercompany loans aggregating $190,000 to Rainbow Media Holdings, an unrestricted, indirect wholly-owned subsidiary of Cablevision and CSC Holdings.  The loans are currently noninterest bearing, demand loans.  If the contemplated spin-off of Madison Square Garden occurs, then, prior to the completion of the spin-off, the terms of these loans will be changed to provide for a maturity date of no later than June 30, 2010 (with prepayment at Cablevision’s option) and for the payment of cash interest at a fixed rate equal to the prime rate on the effective date of the new note.  We expect to be able to repay these intercompany loans through the use of one or more of the following: cash on hand, cash generated by operating activities and available borrowings under our credit facilities.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday has a $650,000 senior secured credit facility that is rated Ba3 with a stable outlook by Moody’s and BB by Standard & Poor’s, and is comprised of two components: a $525,000 9.75% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The interest rate on the floating rate term loan facility at September 30, 2009 was approximately 6.01%, representing the Eurodollar rate for Eurodollar-based borrowings (as defined) plus 5.50%.

On October 28, 2009, Newsday LLC entered into an amendment to its credit facility that provides for: (a) the replacement of the 1.1 to 1 consolidated interest coverage ratio covenant with a $25,000 minimum liquidity covenant, (b) an increase in the interest rate applicable for the $525,000 fixed rate term loan facility from 9.75% to 10.50%, (c) an increase in the interest rate margin applicable to the $125,000 floating rate term loan facility from 5.50% to 6.25% and (d) increases in the prepayment premiums applicable to repayments of term loans prior to maturity.  Newsday LLC paid each consenting lender a one-time fee equal to 0.25% of the lender’s commitment.

The principal financial covenant for the senior secured credit facility is a minimum liquidity test of $25,000.  The senior secured credit facility also contains other affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC

Holdings under the Newsday LLC senior secured credit facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of September 30, 2009.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

Monetization Contract Maturities

In March, May and August 2009, monetization contracts covering 2,732,184 shares, 2,668,875 shares and 2,668,875 shares of Comcast Corporation stock, respectively, matured.  We settled our obligations under the related Comcast collateralized indebtedness, net of the value of the related equity derivative contracts, by delivering cash from the net proceeds of monetization transactions covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

During the next twelve months, monetization contracts covering 10,738,810 shares of Comcast mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Commitments and Contingencies

As of September 30, 2009, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet increased approximately $424,000 to approximately $5,328,000 as compared to approximately $4,904,000 at December 31, 2008.  The increase relates primarily to newly executed multi-year programming agreements entered into during the second quarter of 2009.

Other Events

On February 25, 2009, May 6, 2009, and July 29, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on March 31, 2009, June 9, 2009 and September 1, 2009, respectively, which was paid to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 9, 2009, May 18, 2009 and August 10, 2009, respectively.

During the nine months ended September 30, 2009, CSC Holdings paid dividends to Cablevision aggregating approximately $693,521.  The proceeds were used to fund (i) Cablevision’s repurchase of a portion of Cablevision’s floating rate senior notes due April 1, 2009 pursuant to the tender offer completed in March 2009 ($196,269); (ii) Cablevision’s repayment of the remaining outstanding balance of its floating rate senior notes upon their maturity ($303,731) (see Note 11); (iii) Cablevision’s dividends paid on March 31, 2009, June 9, 2009 and September 1, 2009; (iv) Cablevision’s interest payments on certain of its senior notes; and (v) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares.

On May 6, 2009, the Board of Directors of Cablevision authorized the Company’s management to explore the spin-off of its Madison Square Garden business.

On July 29, 2009, the Board of Directors of Cablevision authorized the Company’s management to file the appropriate documents with the Securities and Exchange Commission and the IRS to formally pursue a tax-free spin-off of its Madison Square Garden business.  It is anticipated that the spin-off would take the form of a distribution to all shareholders of Cablevision, with holders of CNYG Class A common stock receiving Class A shares in Madison Square Garden and holders of CNYG Class B common stock receiving Class B shares in Madison Square Garden.  Completion of the spin-off is subject to numerous conditions and all required regulatory approvals, including receipt of a ruling from the IRS and final approval of the Cablevision Board of Directors.  In October 2009, the Company received a ruling from the IRS with respect to the tax-free nature of the spin-off.

In October 2009, CSC Holdings issued 1,607,119 shares of common stock, $0.01 par value, to Cablevision in consideration of a cash contribution of $869,600.  CSC Holdings used these proceeds, along with borrowings under its credit facility, to repurchase a portion of its outstanding senior notes pursuant to the CSC Holdings September Tender.

On November 2, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on December 4, 2009 to stockholders of record on both its CNYG Class A common stock and Class B common stock as of November 13, 2009.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2009, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

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

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 715-20, Employers’ Disclosures about Postretirement Benefit Plan Assets), which requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The guidance in ASC Topic 715-20 will be effective for the Company in the fourth quarter of 2009.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques:  (a) the quoted price of the identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC Topic 820.  The guidance in ASU No. 2009-05 will be effective for the Company in the fourth quarter of 2009.

In September 2009, FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (of Its Equivalent), which provides guidance on how to determine the fair value of an alternative investment when fair value is not readily determinable and an investor is provided only with a net asset value per share (or its equivalent) by the investee that has been calculated in a manner consistent with GAAP for investment companies (ASC Topic 946).  ASU No. 2009-12 requires an investor to disclose (a) by major category of investment the attributes of each investment it holds that meet the criteria of ASU No. 2009-12 and (b) the investment strategies of the investees.  The guidance in ASU No. 2009-12 will be effective for the Company in the fourth quarter of 2009.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions.  ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis.  ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.  ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2009, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $402,025 at September 30, 2009.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of September 30, 2009, the fair value and the carrying value of our holdings of Comcast common stock aggregated $362,756.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $36,276.  As of September 30, 2009, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $61,043, a net receivable position.  For the nine months ended September 30, 2009, we recorded a net loss on our outstanding equity derivative contracts of $1,095 and recorded unrealized and realized gains of $214 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2008, net receivable position	$113,737
Change in fair value, net	(1,095)
Settlement of contracts	(51,599)
Fair value as of September 30, 2009, net receivable position	$61,043

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High

Comcast	2,668,875	2009	$27.49	$32.99	$32.99
	8,069,934	2010	$20.03 - $22.07	$30.04	$33.10
	10,738,809	2011	$13.16 - $16.14	$15.79	$20.98

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2009, the fair value of our fixed rate debt of $7,904,333 was more than its carrying value of $7,497,468 by $406,865.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2009 would increase the estimated fair value of our fixed rate debt by $275,943 to $8,180,276.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of existing contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000.  As of September 30, 2009, these interest rate swap contracts had a fair value and carrying value of $237,083 a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at September 30, 2009 would increase our liability under these derivative contracts by approximately $32,380 to a liability of $269,463.

For the nine months ended September 30, 2009, we recorded a net loss on interest swap contracts of $63,971, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2008, a net liability position	$(265,937)
Cash payments, net	92,825
Change in fair value, net	(63,971)
Fair value as of September 30, 2009, a net liability position	$(237,083)

On March 24, 2009, the Company’s remaining prepaid interest rate swap matured.  At September 30, 2009, the Company had no outstanding prepaid interest rate swaps.  We recorded a net loss on such interest swap contract of $4 in the first quarter of 2009.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control

During the nine months ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Reference is made to the antitrust lawsuit filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers, described on pages 39-40 of the Company’s 2008 Form 10-K.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs’ antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the court granted the defendants’ motion and dismissed the third amended complaint with prejudice. The plaintiffs have filed a notice of appeal.

Reference is made to the stock option related matters described on pages 38-39 of the Company’s 2008 Form 10-K.  The SEC has notified the Company that the SEC has completed its investigation as to Cablevision and that it does not intend to recommend any enforcement action against the Company.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2009	29,713	$19.41	N/A	N/A

In July 2009, 63,400 restricted shares issued to employees of the Company vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of approximately $0.6 million, 29,713 of these shares were surrendered to the Company.  The 29,713 acquired shares have been classified as treasury stock.

Item 6.                    Exhibits

(a)           Index to Exhibits.

10.1

First Amendment, dated as of October 28, 2009, to the Credit Agreement dated as of July 29, 2008 among Newsday LLC, as the Borrower, CSC Holdings, Inc., as CSC Holdings, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Banc Of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets as Joint Book Managers.

31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	November 3, 2009		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.