Form 10-K
period 2009-12-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2010-02-25
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300

1-9046	CSC Holdings, LLC	27-0726696
Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:

Cablevision Systems Corporation
Cablevision NY Group Class A Common Stock	New York Stock Exchange

CSC Holdings, LLC	None

Securities registered pursuant to Section 12(g) of the Act:

Cablevision Systems Corporation	None
CSC Holdings, LLC	None

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, LLC	Yes ☐	No ☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, LLC	Yes ☒	No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Cablevision Systems Corporation	☐
CSC Holdings, LLC	☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, LLC	Yes ☒	No ☐

Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company.  See definition of large accelerated filer and accelerated filer in Exchange Act Rule 12b-2.

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller reporting company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☐	No ☐
CSC Holdings, LLC	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☒	No ☐	Yes ☐	No ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2009:  $4,593,221,764

Number of shares of common stock outstanding as of February 19, 2010:

Cablevision NY Group Class A Common Stock-	247,653,989
Cablevision NY Group Class B Common Stock-	54,354,251
CSC Holdings, LLC Interests of Member-	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

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

PART I

Item 1.                    Business

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, LLC (formerly CSC Holdings, Inc.) (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”).

Cablevision Systems Corporation

Cablevision is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding membership interests in CSC Holdings and its liabilities include approximately $1.9 billion of senior notes which amount does not include approximately $682 million of its 8% senior notes contributed in July 2008 to CSC Holdings, which CSC Holdings contributed to Newsday Holdings LLC, its 97.2% owned subsidiary.  The $682 million of notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated deficiency of CSC Holdings.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is one of the largest cable operators in the United States based on the number of basic video subscribers.  We also operate cable programming networks, entertainment businesses, telecommunications companies and a newspaper publishing business.  As of December 31, 2009, we served approximately 3.1 million basic video subscribers in and around the New York City metropolitan area, making us the fifth largest cable operator in the United States based on the number of basic video subscribers.  We believe that our cable television systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of basic video subscribers).  Through our wholly-owned subsidiary, Rainbow Media Holdings LLC (“Rainbow Media Holdings”), we have ownership interests in companies that produce and distribute national entertainment and regional news programming services, and a cable television advertising sales business.  Through Cablevision Lightpath, Inc. (“Optimum Lightpath”), our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market.  In addition, we own approximately 97.2% of Newsday LLC which operates a newspaper publishing business.

On November 10, 2009, CSC Holdings, Inc., a wholly-owned subsidiary of Cablevision, converted its form of business organization from a Delaware corporation to a Delaware limited liability company pursuant to Section 266 of the Delaware General Corporation Law and Section 18-214 of the Delaware Limited Liability Company Act (the “Conversion”). Upon the Conversion, CSC Holdings, Inc. was converted into “CSC Holdings, LLC”.

Through December 31, 2009, we classified our business interests into four segments: Telecommunications Services; Rainbow; Newsday; and Madison Square Garden.

Our Telecommunications Services segment includes our cable television business, including its video, high-speed data, and Voice over Internet Protocol (“VoIP”) operations and the operations of the commercial high-speed data and voice services provided by Optimum Lightpath.

Our Rainbow segment consists principally of our interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (as of June 16, 2008), and the News 12 Networks.  Rainbow also includes a cable television advertising sales business.

Our Newsday segment consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, Inc. (“Madison Square Garden”), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company’s Madison Square Garden segment (the “MSG Distribution”).  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held of record at the close of business in New York City on January 25, 2010 (the “Record Date”) and one share of Madison Square Garden Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held of record on the Record Date.  For additional information concerning the MSG Distribution, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data” and our Form 8-K filed on February 10, 2010.

In addition, we own or have interests in the following businesses and assets:

•                  the motion picture theater business of Clearview Cinemas, which operates 48 movie theaters containing 254 screens,

•                  PVI Virtual Media Services LLC, which markets a real time video insertion system that places computer generated electronic images into telecasts of sporting events and other programming,

•                  MSG Varsity network dedicated entirely to showcasing high school sports and activities, and

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

We also provide high-speed data services using our cable television broadband network.  High-speed data services are provided to customers through a cable modem device.  The high-speed data service, marketed as “Optimum Online”, served approximately 2.6 million subscribers at December 31, 2009 for an overall penetration rate of 53.2% of the homes passed by our cable television network.  We believe that our high-speed data service penetration has been driven by superior quality and speed and, in part, by a large number of customers installing the necessary equipment without the need for a service call.

In addition, the Company offers VoIP technology services exclusively to our Optimum Online subscribers, marketed as “Optimum Voice.”  As of December 31, 2009, we provided Optimum Voice services to approximately 2.1 million customers for an overall penetration rate of 42.5% of the homes passed by our cable television network and 79.9% penetration of our Optimum Online subscriber base.

Through Optimum Lightpath, a business broadband service provider, we provide telecommunications services to the business market in the greater New York City metropolitan area.  Optimum Lightpath provides converged data, Internet and voice solutions to mid-sized and large businesses, hospital systems, municipalities, and school systems.  As of December 31, 2009, Optimum Lightpath serviced 3,800 buildings.  Optimum Lightpath has built an advanced fiber optic network extending more than 3,900 route miles (203,000 fiber miles) throughout the New York City metropolitan area.

The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations as of the dates indicated.

	As of December 31,
	2009	2008	2007
	(in thousands, except per subscriber amounts)
Revenue Generating Units:
Basic Video Customers (1)	3,063	3,108	3,123
iO Digital Video Customers	2,893	2,837	2,628
Optimum Online High-Speed Data Customers	2,568	2,455	2,282
Optimum Voice Customers	2,052	1,878	1,592
Total Revenue Generating Units	10,576	10,278	9,625

Customer Relationships (2)	3,314	3,325	3,317

Homes Passed by Cable (3)	4,829	4,732	4,679

Penetration:
Basic Video to Homes Passed	63.4%	65.7%	66.8%
iO Digital to Basic Penetration	94.4%	91.3%	84.1%
Optimum Online to Homes Passed	53.2%	51.9%	48.8%
Optimum Voice to Homes Passed	42.5%	39.7%	34.0%
Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$144.03	$134.85	$125.10

(1)                      Basic video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  Free status is not granted to regular customers as a promotion.  We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.

(2)                      Number of customers who receive at least one of our services.

(3)                      Homes passed by cable represents the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      RPS is calculated by dividing the average monthly U.S. generally accepted accounting principles (“GAAP”) revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the fourth quarter of each year presented by the average number of basic video customers served by our cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude our Optimum Lightpath operations because Optimum Lightpath’s third-party revenues are unrelated to our cable television system customers.

Subscriber Rates and Services; Marketing and Sales

Basic Cable

Our cable television systems offer a government mandated broadcast basic level of service which generally includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

All of our cable television systems also offer an expanded basic package of services, generally marketed as “Family Cable”, which includes, among other programming, news, information, entertainment, and sports channels such as CNN, AMC, CNBC, Discovery, ESPN and the Disney Channel.  For additional charges, our cable television systems provide premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax, which may be purchased either individually or in tiers.

iO, TV

iO, TV, our digital video service, is available to Cablevision’s entire service area.  We ended 2009 with approximately 2.9 million iO subscribers.

The digital video programming services currently offered to subscribers include:

•                  Over 450 channels of entertainment,

•                  Over 90 movie channels including multiple channels (“multiplexes”) of HBO, Showtime, Cinemax, Starz!/Encore and The Movie Channel,

•                  Access to thousands of on-demand titles each month:

•                  Hit Hollywood movies (most available in high definition (“HD”), as well as older classics, independent favorites and international films,

•                  Subscription on-demand services with programming from HBO, Showtime, Cinemax, Starz, Encore, Disney Channel, Anime Network, Howard TV, Playboy TV, IFC in Theaters, WWE Classics, The Jewish Channel, here! TV and Bollywood Hits On Demand,

•                  Free on-demand offers programming from over 45 networks such as Discovery, MTV, Nickelodeon, Comedy Central, CNN, TLC, AMC, Univision, and Music Choice, as well as special interest and local programming,

•                  46 channels of uninterrupted commercial-free digital music from Music Choice,

•                  iO Sports Pak with 25 sports channels (including 9 in high definition (“HD”)) featuring college sports, golf, soccer, baseball, tennis, hockey, extreme sports, and recreational activities,

•                  Seasonal sports packages from the National Basketball Association (“NBA”), National Hockey League (“NHL”), Major League Baseball (“MLB”), Major League Soccer (“MLS”), college football and basketball,

•                  iO en espanol - over 35 Spanish language channels including programming from the Caribbean, Latin America, Spain, and Mexico.  Also included is World Picks Latino On Demand which offers 50 hours of Spanish-language programming every month, at no additional charge,

•                  24 channels of international programming from around the world, with channels from Brazil, the Philippines, Russia, France, Portugal, Italy, Poland, China, Japan, Korea, and India/Southeast Asia,

•                  Over 100 channels available in HD, including local channels such as WCBS, WABC, WNBC, WNYW (FOX), the CW, My9, and WNET (PBS), as well as local sports channels, MSG Network, YES Network, SportsNet NY, and MSG Plus.  Offerings also include HD channels from HBO, Cinemax, Showtime, IFC, Bravo, The Movie Channel, Starz!, Universal, ESPN, ESPN2, NHL Network, MLB Network, the Golf Channel, Versus, Fuse, CNN, CNBC, Food Network, HGTV, National Geographic Channel, HD Theater, Discovery Channel, Animal Planet, TNT, TBS, USA Network, WE, Speed, and FX.  In addition, HD movies are available on demand for an additional fee,

•                  A collection of enhanced television applications including News 12 Interactive, Newsday TV (Long Island only), Optimum Autos, Optimum Homes, MSG Interactive, MSG Varsity, and CNET TV,

•                  Digital video recorder (“DVR”) for iO service, giving subscribers the ability to record, pause and rewind live television, and

•                  iO Games, a wide variety of interactive games offered in distinct packages including the Arcade Pak, Casino Pak, Variety Pak, Hits Pak, Sesame Street Games Pak, and Logic Pak.

Packaging of the iO TV product includes the iO Gold package currently priced at $99.95 per month.  iO Gold features over 340 all digital channels, including more than 90 premium movie channels and 100 high definition television (“HDTV”) programming services.  iO Silver, currently priced at $79.95 per month, includes everything in iO Gold except for NBA TV, Flix, Smithsonian and premium movie channels from HBO, Cinemax and The Movie Channel.

The currently priced $11.95 per month iO package (which is included in iO Gold and iO Silver) can be added to any level of cable service and includes over 50 digital video channels including 17 HD video channels, 46 digital music channels from Music Choice, and access to video on demand programming.  Discount and promotional pricing is available when iO is combined with other service offerings.

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

Optimum Online

Optimum Online is our high-speed Internet access offering.  Optimum Online connects customers to the Internet using the same network that delivers our cable television service.  It is significantly faster than digital subscriber line (“DSL”) and traditional dial-up services.  Optimum Online is available to Cablevision’s entire service area.

Our plant is designed for download speeds to a maximum of: (i) 15Mbps downstream and 2Mbps upstream for our Optimum Online level of service, (ii) 30Mbps downstream and 5Mbps upstream for our Optimum Online Boost level of service, and (iii) 101Mbps downstream and 15Mbps upstream for our Optimum Online Ultra level of service.

Optimum Online is currently priced at $49.95 per month on an a la carte basis with Optimum Online Boost available for an additional charge of $14.95 per month.  Optimum Online Ultra is available at an additional charge of $55.00 per month.  Discount and promotional pricing are available when Optimum Online is combined with other service offerings.

The Company has deployed a broadband wireless network (“WiFi”) in commercial and high traffic locations across its service areas as a free value-added benefit to Optimum Online customers.  The WiFi feature which is delivered via wireless access points mounted on the Company’s cable television broadband network allows Optimum Online customers to access the service while they are away from their home or office.  WiFi has been activated across the Company’s Long Island, Bronx, Brooklyn, New Jersey, Westchester, and Connecticut service areas.

Optimum Online service includes access to the following complimentary features:

•                  Access to outdoor broadband WiFi across the Company’s service area;

•                  Web and mobile access to DVR for iO, giving users the ability to remotely schedule and manage recordings;

•                  Internet security software including anti-Virus, anti-spyware, personal firewall, and anti-spam protection; and

•                  Automated online backup of computer files.

We ended 2009 with approximately 2.6 million Optimum Online subscribers.

Optimum Voice

Optimum Voice is a VoIP service available exclusively to Optimum Online subscribers that offers unlimited local, regional and long-distance calling within the United States, Puerto Rico and Canada with popular calling features at one low, flat monthly rate.

With Optimum Voice, customers can call anywhere within the United States, Puerto Rico and Canada, any time of the day or night, and talk as long as they like at the current price of $34.95 per month.  Discount and promotional pricing is available when Optimum Voice is combined with other service offerings.

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

•                  Busy Redial

•                  VIP Ringing - a Voice customer can designate up to 32 telephone numbers to ring with a second, distinct ring tone

My Optimum Voice allows customers to manage calling features, view their call history, and receive voicemails via the Internet.

Optimum Voice World Call provides customers 250 minutes per month of calling from their Optimum Voice phone anywhere in the world including up to 30 minutes of calling to Cuba, with certain restrictions, for a flat monthly fee of $19.95.

Optimum Voice is available to Cablevision’s service area.  We ended 2009 with approximately 2.1 million combined residential and business Optimum Voice customers.

Bundled Offers

We offer several promotional packages with discounted pricing to customers who subscribe to one or more of our products as compared to the a la carte prices for each individual product.  Our “Optimum Triple Play” family package currently offers iO TV, Optimum Online and Optimum Voice for $29.95 per month for each service for the first twelve months when purchased together.  A promotional package currently offers Optimum Online and Optimum Voice for $29.95 per month for each service for the first twelve months when purchased together.  We also offer other pricing discounts for certain products that are added to existing service.

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

Franchises

The Company’s cable television systems are operated in New York, New Jersey and Connecticut under non-exclusive franchise agreements with state and/or municipal franchising authorities.  Franchise agreements usually require payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity bonds.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality.  The Company generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

Franchise agreements are usually for a term of five to fifteen years from the date of grant; most are ten years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by the franchise and federal and state law.  As of December 31, 2009, our ten largest franchise areas comprised approximately 48% of our total basic video customers and of those, five franchises, including New York

City, comprising approximately 959,000 basic video customers, are expired.  We are currently operating in these franchise areas under temporary authority and we are actively engaged in or have completed negotiations to renew these franchises.  The Company has never lost a franchise for an area in which it operates.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted and franchise agreements sometimes expire before a renewal is negotiated and finalized.  State laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue “formal” franchise remedies under federal law.  Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See “Regulation - Cable Television.”  Despite the Company’s efforts and the protections of federal law, it is possible that one or more of the Company’s franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.

Optimum Lightpath holds a franchise from New York City which grants rights of way authority to provide telecommunications services throughout the five boroughs.  The franchise expired on December 20, 2008 and renewal discussions with New York City are ongoing.  We believe we will be able to obtain renewal of the franchise and have received assurance from New York City that the expiration date of the franchise is being treated as extended until a formal determination on renewal is made.  Failure to ultimately obtain renewal of the franchise could negatively affect Optimum Lightpath’s revenues.

Rainbow

General

We conduct substantially all of our programming activities through Rainbow Media Holdings.  Rainbow Media Holdings’ businesses include ownership interests in national television programming networks and regional news networks.

Rainbow Media Holdings’ national entertainment programming networks include AMC, WE tv, IFC, Sundance Channel (since June 2008), and Wedding Central (since the third quarter of 2009).  Rainbow Media Holdings also owns the News 12 Networks, which provide 24-hour local news, traffic and weather services dedicated to covering areas within the New York metropolitan area and also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company, among other businesses.

The following table sets forth estimated subscriber information as of December 31, 2009, 2008 and 2007 for our programming businesses.  These businesses are wholly-owned subsidiaries of Rainbow Media Holdings.

	Viewing Subscribers (a)
	2009	2008	2007
	(in thousands)
Programming and Related Businesses
National Entertainment Programming Networks:
AMC	87,700	86,100	84,400
WE tv	62,500	61,000	57,200
IFC	50,100	48,900	44,600
Sundance Channel(b)	37,900	30,800	—
Fuse(c)	54,600	52,500	47,000

Regional Sports Networks:
MSG Network/MSG Plus(c)	16,200	16,200	15,800

Regional News Services:
News 12 Services	3,800	3,800	3,900
News 12 Traffic and Weather	2,700	3,000	2,800

(a)                      Represents the number of subscribers to distributors’ systems that receive the referenced programming network.

(b)                     Sundance Channel was acquired on June 16, 2008.

(c)                      Fuse, MSG Network and MSG Plus were part of the Company’s Madison Square Garden segment.  Madison Square Garden was distributed to the stockholders of Cablevision in a transaction completed on February 9, 2010.

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

AMC’s film library consists of films that are licensed from major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount, and Buena Vista under long-term contracts, with sufficient films under contract as of December 31, 2009 to meet its minimum film programming needs for at least the next twelve months.  AMC generally structures its contracts for the exclusive cable television right to air the films during identified windows. AMC’s programming also includes Emmy and Golden Globe award winning/nominated original scripted dramatic television series such as Mad Men and Breaking Bad, the mini-series The Prisoner, and unscripted series such as Storymakers and AMC News.

WE tv

WE tv is a 24-hour entertainment network for women.  The programming is available on multiple platforms and features original and acquired series and specials as well as feature films.

WE tv’s primetime schedule includes original programming, with the most successful series being Bridezillas, My Fair Wedding, The Locator, Amazing Wedding Cakes and Little Miss Perfect. Additionally, WE tv’s programming includes acquired series such as Ghost Whisperer, Charmed, Golden Girls, 20/20, and 48 Hours. WE tv has the exclusive license rights to films and off-network series from major studios such as Paramount, Sony and Warner Bros. to supplement its original programming. WE tv’s library has sufficient films licensed under contract as of December 31, 2009 to meet WE tv’s minimum film programming needs for at least the next twelve months.

IFC

IFC is a network dedicated to independent films and complementary content inspired by the independent spirit.  IFC’s original programming airs alongside a library of award-winning titles, feature-length films, independent films (domestically and internationally produced), documentaries, shorts, animation, and cult classics.

IFC’s film library includes titles from IFC Entertainment’s film production, film distribution and video-on-demand businesses (see “Other Services” below), as well as from major independent film distribution companies like Fox Searchlight, Sony Pictures Classics, Lionsgate Films and Miramax Films, with sufficient films under contract as of December 31, 2009 to meet its minimum film programming requirements for at least the next twelve months.  IFC also features exclusive live coverage of notable international film events like the Cannes Film Festival and the Independent Spirit Awards as well as original series such as Z Rock, Bollywood Hero, The Media Project, and The Whitest Kids U’Know, and original documentaries such as This Film Is Not Yet Rated, New World Order and At the Death House Door.

Sundance Channel

Sundance Channel offers audiences a diverse and engaging selection of films, documentaries, and original programs, all unedited and commercial free.  The programming is available on multiple platforms and features films, original series and specials.  Sundance Channel’s library has sufficient films licensed under contract to meet its minimum film programming needs for at least the next twelve months.  Sundance Channel’s original series and destinations include Iconoclasts, Spectacle: Elvis Costello With…, and THE GREEN block of programming that is dedicated to the environment and includes Big Ideas for a Small Planet, Architecture School, Eco Trip and The Lazy Environmentalist.

VOOM HD Networks

VOOM HD Holdings LLC (“VOOM HD”) historically offered a suite of channels, produced exclusively in HD and marketed for distribution to DBS and cable operators (“VOOM”).  VOOM was available in the United States only on the Company’s cable television systems and EchoStar Communications Corporation’s (“EchoStar”) DISH Network.  See “Item 3. Legal Proceedings”.

On December 18, 2008, the Company decided to discontinue funding of the U.S. domestic offering of VOOM.  Subsequently, VOOM HD terminated the U.S. domestic offering of VOOM.  VOOM HD discontinued the VOOM International channel as of December 31, 2009.  VOOM HD currently distributes the Rush HD channel, a network dedicated to action and adventure sports, of the VOOM service internationally.

Regional Services

News 12 Networks

The regional news services provided by the Company include News 12 Long Island, News 12 New Jersey, News 12 Westchester, News 12 Connecticut, News 12 The Bronx, News 12 Brooklyn, News 12 Hudson Valley, and News 12 Interactive, as well as News 12 Traffic and Weather (collectively, the “News 12 Networks”).  The News 12 Networks include seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area.

Other Services

IFC Entertainment

IFC Entertainment encompasses Rainbow Media Holdings’ film distribution and video-on-demand exhibition businesses and was created to extend the IFC brand beyond television.  IFC Entertainment consists of multiple brands, such as, IFC in Theaters, IFC Festival Direct and Sundance Selects, which distribute critically acclaimed independent films across all available media platforms, including via tangible home video, television, electronic downloading and video-on-demand.  IFC in Theaters and Sundance Selects titles are new independent films and documentaries that are available on-demand on the same day that they are distributed theatrically.  IFC Festival Direct titles feature a wide selection of titles acquired from major international film festivals that premiere exclusively via on-demand platforms.  The on-demand services are currently offered to Cablevision’s subscribers as well as being carried by other operators throughout the United States.  IFC in Theaters and Sundance Selects released 48 titles during 2009 and IFC Festival Direct also released 48 titles during 2009.  Recently released films include Che, Gomorrah, I Hate Valentine’s Day, Summer Hours, and Antichrist.

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

Our publications are distributed through both paid and free distribution in various ways across Long Island and the New York metropolitan area.  Our products include:

•                  the Newsday daily newspaper, which is primarily distributed on Long Island, New York and in the New York metropolitan area, with average paid circulation for the six months ended September 27, 2009 of approximately 357,000 on weekdays (a decrease of 5.4% over the comparable prior year period), approximately 323,000 on Saturdays (a decrease of 4.1% over the comparable prior year period) and approximately 414,000 on Sundays (a decrease of 4.6% over the comparable prior year period);

•                  amNew York, a free daily newspaper distributed in New York City, with average weekday circulation of approximately 327,000 for the six months ended September 27, 2009 an increase of approximately 1.4% over the comparable prior year period;

•                  Star Community Publishing, a group of weekly shopper publications, distributes approximately 2,659,000 copies each week (for the six months ended September 27, 2009), a decrease of approximately 1% over the comparable prior year period; and

•                  websites with average monthly page views and visitors for the six months ended September 27, 2009 of approximately 42 million and 3 million, respectively, which extend the reach and frequency of our products beyond their geographic print distribution area and onto the Internet.  Average monthly page views decreased approximately 36% over the comparable prior year period as Newsday pared back its focus on non-local content, however the number of unique visitors remained consistent with the comparable prior year period.

In October 2009, Newsday transitioned to a subscriber access model for a substantial portion of its newsday.com website’s content.  The website is available for no additional charge to Newsday subscribers and to Optimum Online customers.

In December 2009, Newsday ceased the publishing of certain unprofitable shopper publications serving the boroughs of New York City.

Madison Square Garden

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company’s Madison Square Garden segment.  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held of record on the Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held of record on the Record Date.

Other Businesses and Assets

Clearview Cinemas operates 48 movie theaters containing 254 screens in the New York metropolitan area.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity, DTV Norwich LLC that holds Federal Communications Commission (“FCC”) licenses in 45 metropolitan areas in the United States, including New York, Miami, Los Angeles, and Cleveland, to provide multi-channel video distribution and data service (“MVDDS”), which could be used to distribute video, data or other applications to subscribers via terrestrial transmission facilities and rooftop antennas.

PVI Virtual Media Services LLC is a wholly-owned subsidiary of the Company, which markets a real time video insertion system that through patented technology places computer generated electronic images into telecasts of sporting events and other programming.

MSG Varsity, launched in September 2009, is a network dedicated entirely to showcasing high school sports and activities.  This suite-of-services enables students to share their stories through a combination of television and interactive platforms.  One of the many compelling components of this programming service is the involvement of high schools throughout our footprint as co-producers of MSG Varsity’s content, in addition to content created by our professional productions.  We have a licensing arrangement with Madison Square Garden permitting us to use “MSG Varsity” as the name of this programming service.

We also own 21,477,618 shares of Comcast common stock acquired in connection with the sale of certain cable television systems.  All of these shares have been monetized pursuant to collateralized prepaid forward contracts.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our monetization contracts.

Competition

Cable Television

Our cable television systems operate in an intensely competitive environment, competing with a variety of other television programming delivery systems, including satellite-delivered signals, delivery systems of incumbent telephone companies and broadcast television signals available to homes within our market by over-the-air reception.

Incumbent Telephone Companies.  We face intense competition from two incumbent telephone companies.  Verizon and AT&T Inc. (“AT&T”), which offer video programming in addition to their voice and high-speed Internet access services to residential customers in our service area, compete across all of our telecommunications products.  Verizon has made promotional offers to customers in our service area and we expect that they may make additional promotional offers in the future.  The attractive demographics of our service territory make this region a desirable location for investment in video distribution technologies by these companies.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about one-third of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and through numerous local franchises in New York and all of New York City.  Verizon has so far not indicated any plans to offer video service in Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  See “Regulation” and Item 1A. Risk Factors — “Our business is subject to extensive government regulation and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do” for a discussion of regulatory and legislative issues.  Verizon and AT&T also market DBS services in our service area.  Each of these companies has significantly greater financial resources than we do.

DBS.  We also face competition from DBS service providers.  Two major DBS services, EchoStar’s DISH Network and DirecTV, are available to the vast majority of our customers.  These services each offer over 300 channels of programming, including programming that is substantially similar to the programming that we offer.  Our ability to compete with these DBS services is also affected by the quality and quantity of programming available to us and to them.  DirecTV also has exclusive arrangements with the NFL that gives it access to programming that we cannot offer.

Other Competitors.  Competitive service providers that utilize the public rights-of-way and operate an “open video system” (“OVS”) are another source of video competition.  RCN Corporation is authorized to operate OVS systems that may compete with us in New York City.  Cable television systems also face competition from broadcast television stations and satellite master antenna television (“SMATV”) systems, which generally serve large multiple dwelling units under an agreement with the landlord.  The FCC also has made radio spectrum available for the provision of multichannel video service, and cellular phone providers have begun to offer video content for viewing on wireless handsets.  These wireless video offerings are not subject to the same local franchise and other requirements applicable to cable television systems and services. Another source of competition is the delivery of video programming over the Internet directly to subscribers.  Cable television systems also compete with entities that make digital video recorded movies and programs available for home rental or sale.

There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data offering , Optimum Online, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  Cellular phone providers are also increasing the speeds of their Internet access offerings, and the FCC has made other radio spectrum available for wireless high-speed Internet access.

VoIP

Our VoIP service, Optimum Voice, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We must also negotiate interconnection agreements with these carriers.  Optimum Voice also faces competition from other competitive providers of voice services, including wireless voice providers, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection.

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

Programming and Entertainment

Rainbow Media Holdings’ programming networks operate in highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system’s subscribers.  Second, our programming networks compete with other video programming distributors, including broadcasters and other programming entities, to secure desired entertainment programming.  In each of these markets, some of our competitors are large publicly held companies that have greater financial resources than we do.   In addition, Rainbow Media Holdings competes with these entities for advertising revenue.

It is difficult to predict the future effect of technology on many of the factors affecting Rainbow Media Holdings’ competitive position.  For example, data compression technology has made it possible for most video programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space.  On the other hand, the addition of channel space could also increase competition for desired entertainment programming and ultimately, for viewing by subscribers.  As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal.  Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership.

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

Our ability to successfully compete with other programming networks for distribution may be hampered because the cable television systems, DBS services or other systems through which we seek distribution may be affiliated with other programming networks.  In addition, because such affiliated cable television systems or DBS services may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated cable television or DBS services may lead to increased affiliation and advertising revenue for such networks because of their increased penetration compared to our programming networks.  Even if such affiliated cable television or DBS operators carry our programming networks, there is no assurance that such cable television or DBS operators would not place their affiliated programming network on a more desirable tier, thereby giving the affiliated programming network a competitive advantage over our own.

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

Newsday

Newsday operates in a highly competitive market which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources.  The most direct source of competition is other newspapers that reach a similar audience in the same geographic area.  Newsday also faces competition from magazines, shopping guides, yellow pages, websites, broadcast and cable television, radio and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.

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

Clearview Cinemas

Clearview Cinemas as a smaller, regional film exhibitor, competes with a number of large theater chains and independent theaters with respect to acquiring licenses to films and attracting patrons.  The principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theater chain and of the particular theater, and quality of projection and sound equipment.  Most of our competitors are in a stronger competitive position than Clearview Cinemas based upon these factors.  We believe that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theaters, theater comfort and environment, projection and sound quality, 3D capability, level of service and ticket price.  The theater exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated, on-demand and pay television; DVD, and other home video systems; DVD by mail services such as NetFlix and Red Box and the availability of films over the Internet.

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

Franchising.  The Federal Cable Act requires cable operators to obtain a franchise in order to provide cable service.  Regulatory responsibility for awarding franchises rests with state and local officials, who also regulate other aspects of the cable business such as system construction, customer service, and approval of transfers of cable franchises.  Federal law prohibits our franchising authorities from granting an exclusive cable franchise to us, and they cannot unreasonably refuse to award an additional franchise to compete with us.  New York, New Jersey and Connecticut have enacted comprehensive cable regulation statutes as well as consumer protection laws that are applicable to cable operators and other providers of video service.  These laws also apply to video services offered by Verizon and AT&T.  New Jersey and Connecticut permit video franchises on a statewide and more streamlined basis.  Verizon has taken advantage of the statewide franchise in New Jersey and AT&T has taken advantage of the statewide franchise in Connecticut.  Cablevision is also eligible for streamlined franchising under these laws.  Cablevision received and is operating under a statewide franchise in Connecticut.  In New York our systems are franchised by localities, subject to state-mandated franchise guidelines and state approval.  State and local franchising authority, however, must be exercised consistently with federal law.  The Federal Cable Act authorizes states or localities to franchise our cable television systems on a non-exclusive basis but sets limits on their franchising powers.  It sets a ceiling on franchising authorities imposing franchise fees of not more than 5% of our gross revenues from our provision of cable television service.  It prohibits states and localities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.

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

Rate regulation, is by federal law, eliminated if one of our cable systems is subject to “effective competition” from another multichannel video programming distributor.  We have been successful in obtaining from the FCC such an “effective competition” finding in the majority of our communities covering more than 88 percent of our customer base and are currently seeking such a finding in other communities.

Must-Carry/Retransmission Consent.  We are required by federal law to carry local broadcast stations (“must-carry”), or, at the option of a local broadcaster, to obtain the broadcaster’s prior consent for retransmission of its signal.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.  FCC rules require that we simulcast must-carry stations in analog as long as we carry any programming in analog on our system.  Those rules expire in 2012 unless extended.

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

Ownership Limitations.  Congress has required the FCC to set a national limit on the number of subscribers a cable company can serve, and a limit (the “channel occupancy rule”) on the number of channels on a cable system that can be occupied by video programming services in which the operator of that system has an attributable interest.  The FCC established a national limit of 30% on the number of multichannel video households that a single cable operator can serve, but that limit was invalidated by a federal court in August 2009.  The FCC is also reviewing its channel occupancy rule, following a 2001 federal court decision that held unconstitutional the FCC’s prior rule establishing a 40% limit.

Set Top Boxes.  The FCC requires cable operators to separate security from non-security functions in new digital set-top boxes deployed on or after July 1, 2007, in order to permit the manufacture and sale of these devices by third parties.  The FCC also requires cable operators to allow consumers to connect televisions and other consumer electronics equipment with a slot for a security card directly to digital cable systems to enable receipt of one-way digital programming without need for a set-top box.  We are in compliance with these mandates.  In addition, the FCC requires cable operators to use CableCARD security devices in their own set top boxes.  We are operating under a waiver of this requirement pending our commitment to deploy downloadable security solutions.  That waiver expires on December 31, 2010.  The Commission recently has indicated an interest in taking further steps to promote a retail market for cable service navigation devices, including requirements to facilitate access to Internet-based video offerings via their television sets, which may entail further mandates in connection with the support and deployment of set top boxes.

PEG and Leased Access.  Localities may require free access to public, educational or governmental (“PEG”) channels on our systems.  In addition to providing PEG channels, we must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates.  The FCC established a new formula for calculation of the price we can charge for the use of leased access channels that could effectively require us to make at least some leased access channels available at no charge, and established additional leased access customer service standards and procedures for addressing complaints regarding alleged violations of the leased access rules, but these rules were stayed by a federal court and were also rejected by the Office of

Management and Budget.  The FCC is deciding what action to take with regard to the challenged rules.  The FCC also sought comment on whether the cap on the rates we can charge leased access programmers should also apply to programmers transmitting predominantly sales presentations or program length commercials.

Digitization of PEG and Other Channels.  In order to efficiently use bandwidth and continue with the ongoing process of migrating subscribers from analog to digital television technology, many cable operators, including Cablevision, have changed the transmission formats they use to provide PEG or other channels from analog to digital and have deleted duplicative analog versions of some channels. Some municipalities in New York have challenged our digitization of PEG channels in State court and at the Public Service Commission.  The FCC is investigating cable operators’ digitization of channels.  Some members of Congress have also expressed concern regarding channel digitization.  To date, we have not been subject to any order requiring us to reverse or modify our digitization of PEG or other channels.  While we believe that our digitization of channels complies with applicable law, we cannot predict the outcome of these challenges and proceedings.

Tiering/A La Carte.  In franchise areas not subject to effective competition, federal law requires us to establish a “basic service” package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers are required to purchase this tier as a condition of gaining access to any other programming that a cable operator provides.  We are also required to carry leased access programming on a tier that is available to more than fifty percent of our subscribers.  Federal law does not otherwise dictate the number or nature of programming services carried by a cable operator on each service tier.  See “Item 3.  Legal Proceedings — Programming Litigation”.

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

Pole Attachments.  The FCC has authority to regulate utility company rates for the rental of pole and conduit space used by companies, including cable operators, to provide cable, telecommunications, services, and Internet access services, unless states establish their own regulations in this area.  The states in which we operate have adopted such regulations.  Utilities must provide nondiscriminatory access to any pole, conduit or rights-of-way controlled by the utility.

The FCC is considering raising the rates that cable operators may be charged to attach their wires to utility poles to provide Internet access service.  While the states in which we operate have established their own rates, such action by the FCC could affect regulation by the states.  Moreover, state commissions may take actions to increase pole attachment rates.

Program Access.  The “program access” provisions of the Federal Cable Act prohibit cable operators from entering into exclusive distribution contracts for satellite-delivered video programming services in which a cable operator holds an attributable interest, such as certain of Rainbow Media Holdings’ services, unless the FCC first approves the exclusive arrangement.  This prohibition is in effect until October 2012, but it has been challenged in federal court.   The program access rules also prohibit a cable operator from unduly or improperly influencing the decision of an affiliated satellite-delivered programmer to sell to an unaffiliated distributor and bar the programmer from discriminating in the prices, terms, and conditions of sale of a programming service.

The FCC recently adopted an order extending the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers.  The new rules could compel the licensing of such programming in response to a complaint by a multichannel video programming distributor.  A successful complaint by a competitor against Cablevision or an affiliated programming entity may require the company to relinquish exclusive rights to some or all of the programming to which we currently enjoy exclusive distribution.  Prior to the adoption of this order, Verizon and AT&T had each filed a program access complaint at the FCC against us and Madison Square Garden challenging their respective lack of access to our terrestrially-delivered HD programming of the MSG networks.  We are vigorously contesting both complaints.

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

Exclusive Access to Multitenant Buildings.  The FCC has prohibited cable operators from entering into or enforcing agreements with owners of multitenant buildings under which the operator is the only provider of multichannel video service with access to the building.  The FCC is considering whether to extend these prohibitions to exclusive marketing and bulk sales arrangements.

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

Other Regulation.  We are also subject to various other regulations, including the blackout of certain network, sports and syndicated programming; prohibitions on transmitting obscene programming; and limitations on telemarketing practices and the sending of unsolicited commercial e-mail and fax messages.  The FCC has also recommended that Congress prohibit the availability of violent programming, including cable programming, during the hours when children are likely to be watching, and retains the authority to promulgate any additional rules necessary to promote diversity of information sources at such time as it determines that cable systems with 36 or more activated channels are available to 70 percent of households within the United States and subscribed to by 70 percent of the households to which such systems are available.

The FCC also regulates us in such areas as technical standards, and emergency alerts.  The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment.  The FCC is currently reviewing proposed standards for compatibility of digital equipment.

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

High-Speed Data

Regulatory Classification.  Broadband Internet access services like Optimum Online are classified by the FCC as “information services” for regulatory purposes.  The FCC has traditionally subjected information services to a lesser degree of regulation than “telecommunications services,” which are offered to the public for a fee on a common carrier basis.  Some parties have asked the FCC to reverse this determination and classify broadband Internet access services as “telecommunications services.” If the FCC changes the classification of these services, our Optimum Online service could be subject to substantially greater regulation.

Access Obligations and “Net Neutrality.”  The FCC is conducting a proceeding in which it has proposed to adopt binding and enforceable “net neutrality” rules that would require broadband providers allow users to access all lawful Internet content and run lawful applications using their broadband connections and connect and use lawful devices on the network, and that would prohibit such providers from discriminating against, or in favor of, any content, application, or service and disclose information on their network management practices.  Providers would be able to engage in reasonable network management as defined by the rules.  Some parties have advocated that the FCC also require broadband providers to make transmission capacity available to third parties on a resale basis.  The FCC is also considering these issues as part of the National Broadband Plan that Congress has directed the agency to develop.  The outcome of the FCC’s proceeding could affect the regulatory obligations imposed on Optimum Online.

The FCC recently asserted authority to enforce its network neutrality principles, finding that certain network management practices by Comcast were unreasonable and discriminated against Internet content providers.  The FCC ordered Comcast to submit a compliance plan.  Comcast has appealed the FCC’s order.

Other Regulation.   Currently, the Communications Act’s limitations on our collection and disclosure of cable subscribers’ personal information also apply with respect to broadband Internet access service provided by cable operators.  Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.  Additionally, providers of broadband Internet access services like Optimum Online must comply with the Communications Assistance for Law Enforcement Act (“CALEA”), which requires providers to make their services and facilities accessible for law enforcement intercept requests.  Various other federal and state laws apply to providers of services that are accessible through Optimum Online, including copyright laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail.  Online content provided by Cablevision is also subject to these laws.

Other forms of regulation of high-speed Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements; additional privacy obligations, consumer service standards; access for persons with disabilities; and requirements to protect personally identifiable customer data from theft.

VoIP

The FCC, Congress, and several state commissions are examining issues surrounding the provision of VoIP services like Optimum Voice.  The FCC has initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  The FCC has determined that VoIP services with certain characteristics, including cable-provided VoIP services, are interstate services subject to federal rather than state jurisdiction.  The FCC’s determination was upheld by a federal court of appeals although the court found that the FCC’s order did not squarely address the classification of cable-provided VoIP services.  Although the FCC has not concluded its generic rulemaking proceeding, it has applied some regulations to VoIP service providers like Optimum Voice that have certain characteristics (these services are known as “interconnected VoIP services”).  Some states have asserted the right to regulate cable VoIP service, including imposing fees to support state universal service programs, on the theory that in-state calls can be accurately distinguished from interstate calls.

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

The FCC is reviewing the implementation of LNP for interconnected VoIP services, including whether all current numbering requirements should be extended to interconnected VoIP services.  The FCC has also adopted new rules requiring providers to port telephone numbers for residential customers within 24 hours.

Intercarrier Compensation.  The FCC is currently reviewing whether to revise the current regime governing payments among providers of voice services for the exchange of calls between and among different networks (“intercarrier compensation”), including whether and under what terms to extend this regime to VoIP traffic.

Other Regulation.  Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; comply with disability access requirements and service discontinuance obligations that apply to telecommunications carriers; and pay regulatory fees to support the FCC.  Interconnected VoIP service providers are also required to be compliant with CALEA standards and with federal and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages.

Other Services

Cablevision may provide other services and features over its cable system, such as games and interactive advertising, that may be subject to a range of federal, state, and local laws such as privacy and consumer protection regulations.  Cablevision also maintains various websites that provide information and content regarding its businesses and offer merchandise for sale.  The operation of these websites is also subject to a similar range of regulations.

Optimum Lightpath

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

Universal Service.  Optimum Lightpath is required to contribute to federal and state universal service funds.  Currently, the FCC assesses Optimum Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers.  The FCC has placed limits on the mark-up carriers may place on the universal service line items on their customer bills.  Optimum Lightpath is required to contribute to the New York Targeted Accessibility Fund (“TAF”), which includes state support for universal service.  State universal service funds have not been established in other states in which Optimum Lightpath operates.  It is possible that the FCC will propose significant changes in both universal service and intercarrier compensation as part of the National Broadband Plan that Congress has directed the agency to develop.

Other Regulation.  Optimum Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including protecting customer proprietary network information from unauthorized disclosure to third parties; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; the payment of fees to fund local number portability administration and the North American Numbering Plan; and the payment of regulatory fees to support the FCC.  Optimum Lightpath’s communications with its customers are also subject to FCC, Federal Trade Commission, and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages.

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

The FCC recently extended the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers such as Rainbow Media Holdings.  The new rules would compel the licensing of such programming in response to a complaint by a multichannel video programming distributor if the complainant can demonstrate that the lack of such programming, undue influence by the cable operator affiliate, or discrimination in the price, terms, or conditions for such programming significantly hinders or prevents the distributor from providing satellite cable programming.  These new rules could require Rainbow Media Holdings to make some of its terrestrial programming services available to competing multichannel video programming providers on nondiscriminatory prices, terms and conditions.

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

MVDDS

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in DTV Norwich, LLC (“DTVN”), which holds MVDDS licenses in 45 metropolitan areas including New York, Miami, Los Angeles, and Cleveland.  These licenses are for a 10-year term, with a renewal expectancy based on a showing of “substantial service” within each of these market areas at the end of 5 and 10 years into the license period.  The five-year substantial service deadline for all of the licenses occurred in 2009.  As of December 31, 2009, DTVN has not provided substantial service within its licensed areas.  DTVN has sought a waiver and extension of its obligation to demonstrate that it is providing substantial service five years into the license period.  The FCC requested comment on DTVN’s request, and those of other MVDDS licensees seeking relief, in July 2009, and the matter remains pending.  We cannot provide any assurance that the FCC will grant the waiver necessary to retain the renewal expectancy.  Separately, the FCC’s rules prohibit us from holding more than a 20% interest in the MVDDS license in the New York market because of common ownership with our cable systems there.  Absent a waiver of this restriction by the FCC, we would need to divest all or a sufficient portion of our investment in the New York City MVDDS license or take other actions in order to comply with the restriction.  We currently hold such a waiver, which, unless extended, will expire on October 4, 2010.  We cannot provide any assurance that the FCC will grant a further waiver necessary for the Company to retain its interest in the New York license.

Employees and Labor Relations

As of December 31, 2009, we had 16,795 full-time, 3,670 part-time and 7,475 temporary employees of which 937, 2,040 and 4,402, respectively, were covered under collective bargaining agreements.  These amounts included employees of our Madison Square Garden segment of 1,327 full-time, 1,967 part-time and 6,259 temporary employees of which 363, 1,406 and 4,334, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

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

Item 1A.                                                   Risk Factors

If the world-wide financial turmoil continues, the volatility and disruptions in the capital and credit markets could adversely affect our business, including affecting the cost of new capital, our ability to refinance our scheduled debt maturities and meet our other obligations as they come due.

The capital and credit markets have been experiencing volatility and disruption.  In the fourth quarter of 2008, the volatility and disruption reached extreme levels.  At times, the markets have exerted extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and have severely restricted credit availability for most issuers.

The market disruptions have been accompanied by a broader economic downturn, which has led to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  Continuation or worsening of these conditions may further adversely impact our results of operations, cash flows and financial position.

We rely on the capital markets, particularly for offerings of debt securities, as well as the credit markets, to meet our financial commitments and liquidity needs.  Continued disruptions in the capital and credit markets could adversely affect our ability to refinance on satisfactory terms, or at all, our scheduled debt maturities and could adversely affect our ability to draw on our revolving credit facilities.

A continuation or worsening of the economic downturn may impact our ability to comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness and may impact our ability to pay our indebtedness as it comes due.  If we do not repay our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness, we would be in default under those agreements, and the debt incurred under those agreements could then be declared immediately due and payable.  In addition, any default under our indentures, credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.  If the indebtedness under our indentures, credit facilities and our other debt instruments were accelerated, we would not have sufficient assets to repay amounts due thereunder.  To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or reduce or eliminate dividend payments or other discretionary uses of cash.  However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due.  In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers which would adversely affect our future operating results, cash flows and financial position.

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

We have incurred substantial amounts of indebtedness to finance operations, to upgrade our cable plant and acquire other cable television systems, programming networks, sources of programming and other businesses.  We also have incurred substantial indebtedness in order to offer our new or upgraded services to our current and potential customers and to pursue activities outside our core businesses such as our acquisitions of The Wiz, Clearview Cinemas, Newsday and our development of Rainbow DBS. In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2009, our total indebtedness aggregated approximately $11.4 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not.

We have in past periods incurred substantial losses from continuing operations, we have a significant stockholders’ deficiency, and we may in the future incur net losses which could be substantial, which may reduce our ability to raise needed capital.

We have in the past reported losses from continuing operations and we may in the future incur significant operating losses.  Significant operating losses may limit our ability to raise needed financing, or to do so on favorable terms, as such losses could be taken into account by the organizations that issue investment ratings on our indebtedness.

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

Our cable systems compete with a variety of video programming distribution systems, including broadcast television stations, direct broadcast satellite systems, incumbent telephone companies, satellite master antenna television systems, and open video systems operators like RCN.  We face intense competition from two incumbent telephone companies. Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, compete across all of our telecommunications products.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a third of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York, and all of New York City.  Verizon has so far not sought to obtain authority for video service in Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  Each of these companies has significantly greater financial resources than we do.  The attractive demographics of our service territory make this region a desirable location for investment in video distribution technologies by these companies.  This intense competition affects our ability to add or retain customers and could lead to pressure upon our pricing of telecommunications services and our ability to expand services purchased by our customers.  Cable systems also compete with the entities that make digital video recorded movies and programs available for home rental or sale.  Video competition to cable systems is also possible from the delivery of video programming over the Internet directly to subscribers and using wireless technologies.  Cellular phone providers have also begun to offer video content for viewing on wireless handsets.

Our high-speed data offering to consumers faces intense competition from other providers of high-speed Internet access including services offered by local telephone providers such as Verizon and AT&T.  These lines may also be used to offer video programming in competition with our cable systems. In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  Cellular phone providers are also increasing the speeds of their Internet access offerings, and the FCC has made other radio spectrum available for wireless high-speed Internet access.

Our voice service offerings to consumers face intense competition from other providers of voice services, including carriers such as Verizon and AT&T and other competitive providers of voice services, as well as VoIP providers like Vonage.

Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries’ ability to send us funds.

Cablevision’s sole subsidiary is CSC Holdings.  CSC Holdings’ principal subsidiaries include various entities that own cable television systems and interests in programming networks.  Cablevision’s ability to pay interest on and repay principal of its outstanding indebtedness is dependent primarily upon the operations of CSC Holdings and its subsidiaries and the distributions or other payments of the cash they generate to Cablevision in the form of distributions, loans or advances.  Similarly, CSC Holdings’ ability to pay interest and principal on its indebtedness is dependent in part on distributions from its subsidiaries.  The Company’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company’s public indebtedness or to make any funds available to the Company to do so.  Rainbow National Services LLC, which we refer to as RNS, is a party to a credit agreement and indentures that contain various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, Newsday LLC is a party to a credit agreement that contains various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, our subsidiaries’ creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

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

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for our businesses were $810.3 million, $909.1 million and $781.3 million, in 2009, 2008 and 2007, respectively, and primarily include payments for consumer premises equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Optimum Lightpath telecommunications networks, in addition to the capital requirements of our other businesses.  We expect these capital expenditures to continue to be significant over the next several years, as we continue to market our services such as digital video, high-speed data and voice (including enhancements to our service offerings such as WiFi) to our customers.  Some of our subsidiaries have substantial future capital commitments in the form of long-term contracts that require substantial payments over a long period of time.  For example, our various program rights obligations almost always involve multi-year contracts that are difficult and expensive to terminate.  We will not be able to generate sufficient cash internally to both meet these obligations and repay our indebtedness at maturity.  Accordingly, we will have to do one or more of the following:

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

Rainbow Media Holdings’ programming networks compete in two highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution services.  Second, the success of our programming businesses depends upon the availability of programming that is adequate in quantity and quality.  In particular, the national entertainment networks depend upon the availability of films and television programming in their niche markets.

The national entertainment networks are parties to film rights agreements giving the networks the right to exhibit the licensed films during specified window periods.  These rights agreements expire at varying times and may be terminated by the other party if we are not in compliance with the terms of the agreement.  In addition, our programming businesses are parties to affiliation agreements with distributors that require those programming businesses to deliver programming that meets certain standards as to quantity, quality or content.  In 2005, we settled litigation with Time Warner, which attempted to terminate its affiliation agreement with AMC, based on the allegation that AMC had changed its programming format.  To the extent that we do not or are not able to satisfy the quantity, quality or content standards set forth in our affiliation agreements, operators may have the right to terminate those affiliation agreements.  We cannot assure you that our programming businesses will ultimately be successful in negotiating renewals of their rights, program supply or affiliation agreements or in negotiating adequate substitute rights, program supply or affiliation agreements in the event that their rights, program supply or affiliation agreements expire or are terminated.

Our Newsday business has suffered operating losses historically and such losses could continue in the future.

Newsday suffered an operating loss of $12.6 million for the year ended December 31, 2009 and $403.3 million for the period July 30, 2008 through December 31, 2008, which included impairments of goodwill, indefinite-lived intangible assets, and certain long-lived intangible assets in 2008 of $402.4 million.  In addition, it recognized operating losses, included in the financial statements of the former owner, in 2007, 2006, and 2005 of approximately $83.7 million, $232.8 million and $351.0 million, respectively, which included impairments of goodwill and other indefinite-lived intangible assets of $130.0 million, $275.3 million and $432.6 million, respectively.  Operating losses could continue in the future.  In connection with the formation of a company through which we have an approximately 97.2% interest in Newsday, its subsidiary, Newsday LLC incurred $650.0 million of indebtedness under a senior secured credit facility and $630.0 million of the proceeds of these borrowings were paid to Newsday’s former owner, Tribune Company.  These borrowings are guaranteed by CSC Holdings. In addition, Cablevision issued approximately $682.0 million of its 8% senior notes due 2012 (fair value of $650.0 million at date of contribution) to Newsday Holdings LLC.  Newsday LLC has agreed that it will maintain Cablevision, CSC Holdings, or RNS senior notes or cash balances in excess of the amount of borrowings outstanding under the senior secured credit facility until it matures.

Demand for advertising, increased competition and declines in circulation affect Newsday.

A majority of the revenues of our Newsday business are from advertising.  Expenditures by advertisers generally reflect economic conditions and declines in national and local economic conditions affect demand for advertising and the levels of advertising revenue for Newsday.

Newsday operates in a highly competitive market which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources.  The most direct source of competition is other newspapers that reach a similar audience in the same geographic area.  Newsday also faces competition from magazines, shopping guides, yellow pages, websites, broadcast and cable television, radio and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.

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

At December 31, 2009, we reported $9.3 billion of consolidated total assets, of which $2.8 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems, affiliation agreements, and goodwill.  While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

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

As of February 19, 2010, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively owned all of Cablevision’s Class B common stock, less than 3% of Cablevision’s outstanding Class A common stock and approximately 70% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 46% of Cablevision’s outstanding Class B common stock, less than 1% of Cablevision’s outstanding Class A common stock and approximately 31% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a voting agreement that has the effect of causing the voting power of the Class B stockholders to be cast as a block with respect to the election of the directors elected by the Class B stockholders and any change of control transaction.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  On May 2, 2007, Cablevision entered into a merger agreement with an entity owned by the Dolan Family Group.  The terms of the merger agreement provided that an entity owned by the Dolan Family Group would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of an entity controlled by the Dolan Family Group.  This transaction would have involved the incurrence of approximately $13.9 billion of indebtedness of Cablevision, CSC Holdings and their subsidiaries.  Following the announcement of the execution of the merger agreement, the long-term debt ratings of CSC Holdings’ senior and subordinated debt were placed on credit watch with negative implications.  On October 24, 2007, that transaction was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval. Subsequently, the parties terminated the merger agreement pursuant to its terms.  This transaction would have resulted in holders of our Class A common stock receiving a cash payment for their shares and members of the Dolan family owning all of the equity interests in the surviving corporation.  In connection with this proposed merger transaction and prior proposals contemplating similar going private transactions, members of the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

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

Programming costs paid by our cable television systems are one of our largest categories of expenses.  These costs have increased rapidly and are expected to continue to increase, particularly with respect to costs for sports programming and broadcast networks.  We may not be able to pass programming cost increases on to our subscribers due to the increasingly competitive environment.  If we are unable to pass these increased programming costs on to our subscribers, our operating results would be adversely affected.

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

Our cable television and telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  See “Item 1. Business - Regulation”.  The FCC and state and local governments extensively regulate the basic rates we may charge our customers for certain of our video services.  They also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our telephone business and, possibly in the future, our high-speed Internet access business.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations. See discussion under “Item 1. Business -Regulation”.

Legislative enactments, court actions and federal, state, and local regulatory proceedings frequently modify the terms under which we offer our services and operate.  The results of these legislative, judicial and administrative actions may materially adversely affect our business or results of operations.  New requirements giving third parties access to our network or other assets, for example, could materially affect our ability to compete.  Changes to regulations from which we benefit and on which we depend to run our businesses also could materially affect our operations.  Any action with respect to these or other matters by the courts, Congress, the FCC, the states of New York, New Jersey or Connecticut, or concerted action by local regulators, the likelihood or extent of which we cannot predict, could have a material adverse effect on us.

Our current franchises are non-exclusive and our franchisors need not renew our franchises.

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, with the approval of state cable television authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non renewal or termination under some circumstances.  In some cases, franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities. As of December 31, 2009, our ten largest franchise areas comprised approximately 48% of our total basic video customers and of those, five franchises, including New York City, comprising approximately 959,000 basic video customers, are expired.  We are currently operating in these franchise areas under temporary authority and we are engaged in or have completed negotiations to renew these franchises.

The MSG Distribution could result in significant tax liability.

We have received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the MSG Distribution, and certain related transactions, will qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”).

Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling.  Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code.  Rather, the ruling is based upon our representations that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling.

If the MSG Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the Madison Square Garden common stock in a taxable sale for its fair value.  Cablevision stockholders would be subject to tax as if they had received a distribution equal to the fair value of Madison Square Garden common stock that was distributed to them, which generally would be treated as a taxable dividend.  It is expected that the amount of any such taxes to Cablevision’s stockholders and us would be substantial.

The tax rules applicable to the MSG Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the MSG Distribution.

To preserve the tax-free treatment of the MSG Distribution to Madison Square Garden’s and Cablevision’s stockholders, under a tax disaffiliation agreement between Cablevision and Madison Square Garden, which is an exhibit to this Annual Report on Form 10-K, for the two-year period following the MSG Distribution, we will be subject to restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of Cablevision’s common stock, asset sales, mergers and liquidations.

These restrictions may limit Cablevision’s ability during that two-year period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of Cablevision’s stock or engage in new businesses or other transactions that might increase the value of our business.  These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if Cablevision’s stock price were to suffer substantial declines, or through the sale of certain of our assets.

We may not enjoy all of the benefits of scale that we achieved with Madison Square Garden under our corporate structure.

Prior to the MSG Distribution we shared benefits of scope and scale in costs and expenses resulting from various factors including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, legal and human resources related functions.  While we entered into agreements with Madison Square Garden that will govern a number of our commercial and other relationships after the MSG Distribution, those arrangements do not fully capture the benefits we enjoyed as a result of common ownership prior to the MSG Distribution.  We will now have to carry a relatively larger share of our administrative and other overhead expenses.  The loss of these benefits as a consequence of the MSG Distribution could have an adverse effect on our results of operations and financial condition.

In connection with the MSG Distribution, we will rely on Madison Square Garden’s performance under various agreements.

In connection with the MSG Distribution, we entered into various agreements with Madison Square Garden, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements.  These agreements govern our relationship with Madison Square Garden subsequent to the MSG Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the MSG Distribution.  These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships.  The distribution agreement includes an agreement that we and Madison Square Garden agree to provide each other with indemnities with respect to liabilities arising out of the businesses we transferred to Madison Square Garden.  We are also party to other arrangements with Madison Square Garden, such as affiliation agreements covering the MSG networks and Fuse.  We and Madison Square Garden will rely on the other to perform its obligations under these agreements.  If Madison Square Garden were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

We share certain key executives and directors with Madison Square Garden which means those executives will not devote their full time and attention to our affairs.

As a result of the MSG Distribution, our President and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of Madison Square Garden and our Vice Chairman, Hank J. Ratner, serves as President and Chief Executive Officer of Madison Square Garden.  This arrangement is similar to the historical situation whereby Messrs. Dolan and Ratner have served as senior officers of both companies.  As a result, since the MSG Distribution, two senior officers of the Company are not devoting their full time and attention to the Company’s affairs.  In addition, eight members of our Board of Directors are also directors of Madison Square Garden.

Our overlapping directors and executive officers with Madison Square Garden may result in the diversion of corporate opportunities and other potential conflicts.

Our Board of Directors has adopted a policy that acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Madison Square Garden and its subsidiaries and that the Company may engage in material business transactions with such entities.  The Company renounced its rights to certain business opportunities and the new policy provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Madison Square Garden and its subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in the policy) to Madison Square Garden or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.  The policy expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Madison Square Garden and/or any of its subsidiaries and, to the fullest extent permitted by law, provides that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective shareholders.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                    Properties

We own our headquarters building located in Bethpage, New York with approximately 558,000 square feet of space, and certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 653,000 square feet of space.

On February 9, 2010, we distributed to our stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Madison Square Garden segment of Cablevision.  Madison Square Garden owns the Madison Square Garden Arena (with a maximum capacity of approximately 21,000 seats) and the Theater at Madison Square Garden complex (approximately 5,600 seats) in New York City comprising approximately 985,600 square feet, a training center in Greenburgh, New York with approximately 105,000 square feet of space, and a theater complex (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet.  Madison Square Garden leased other significant properties in New York City which include approximately 346,000 square feet housing Madison Square Garden’s administrative offices, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats).

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

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 2,209,000 square feet of space primarily in New York, New Jersey and Connecticut.  We lease several business offices in Woodbury, New York with an aggregate of approximately 120,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space.  Of the amounts above, we currently sublease approximately 288,000 square feet of space to third party tenants and approximately 33,000 square feet of space is currently vacant.  In addition, Newsday leases properties aggregating approximately 916,000 square feet of space which includes approximately 527,000 square feet relating to its administrative and printing facility in Melville, New York.  Of this amount, approximately 192,000 square feet of space is vacant primarily relating to Newsday consolidating its two primary operation’s facilities into one effective December 27, 2009.

Clearview Cinemas leases 39 theaters (22 in New Jersey, 15 in New York and two in Pennsylvania) with approximately 36,000 seats and owns an additional nine theaters (five in New York and four in New Jersey) with approximately 5,800 seats.

We believe our properties are adequate for our use.

Item 3.                                                             Legal Proceedings

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these lawsuits other industry participants are also defendants.  In certain of these lawsuits the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intends to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

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

Shareholder Lawsuit

On January 29, 2010, Ronald Gross, an alleged shareholder of Cablevision, filed a shareholder derivative action purportedly on behalf of Cablevision in the United States District Court for the Eastern District of New York.  The complaint alleges an “interlocking” directorship in violation of Section 8 of the Clayton Act because a Cablevision director, Thomas V. Reifenheiser, is also a director of Citadel Broadcasting Corporation (“Citadel”), Lamar Advertising Company (“Lamar”) and Mediacom Communications Corporation (“Mediacom”).  The plaintiff alleges that Cablevision, Citadel, Lamar and Mediacom all compete with one another because each relies on advertising revenues.  The complaint names as defendants all of the current members of the Cablevision Board and asserts claims under Section 8 of the Clayton Act and for breach of fiduciary duties.  Defendants have not yet responded to the complaint.

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

PART II

Item 5.                                                             Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 201(d) of Regulation S-K under Item 5 is hereby incorporated by reference to Cablevision’s definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2010 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2010, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Cablevision NY Group Class A common stock is traded on the NYSE under the symbol “CVC.”

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2009:
First Quarter	$19.36	$9.34
Second Quarter	21.58	12.61
Third Quarter	26.07	17.03
Fourth Quarter	26.43	22.19

	High	Low
Year Ended December 31, 2008:
First Quarter	$28.90	$20.68
Second Quarter	$27.38	$21.53
Third Quarter	$33.00	$19.04
Fourth Quarter	$25.37	$11.00

As of February 19, 2010, there were 1,209 holders of record of Cablevision NY Group Class A common stock.

There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share.  As of February 19, 2010, there were 25 holders of record of Cablevision NY Group Class B common stock.

All membership interests in CSC Holdings are held by Cablevision.

Stockholder Dividends and Distributions

Cablevision

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company’s Madison Square Garden segment.  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held of record on the Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held of record on the Record Date.

On February 25, 2009, May 6, 2009, July 29, 2009 and November 2, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share paid on March 31, 2009, June 9, 2009, September 1, 2009 and December 4, 2009, respectively, to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of March 9, 2009, May 18, 2009, August 10, 2009 and November 13, 2009, respectively.

On August 15, 2008 and November 5, 2008, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share paid on September 18, 2008 and December 9, 2008, respectively, to stockholders of record on both its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock as of August 26, 2008 and November 17, 2008, respectively.

The dividend payments on all outstanding shares of Cablevision common stock and certain common stock equivalents aggregated approximately $123.5 million and $64.9 million in 2009 and 2008, respectively.

In addition, up to approximately $4.4 million will be paid when, and if, restrictions lapse on restricted shares outstanding.

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

CSC Holdings

During the year ended December 31, 2009, CSC Holdings paid dividends to Cablevision, its sole shareholder, aggregating approximately $790.1 million.  The proceeds were used to fund: (i) Cablevision’s repurchase of a portion of Cablevision’s April 2009 Notes pursuant to the tender offer completed in March 2009 ($196.3 million); (ii) Cablevision’s repayment of the remaining outstanding balance of its April 2009 Notes upon their maturity ($303.7 million); (iii) Cablevision’s dividends paid on March 31, 2009, June 9, 2009, September 1, 2009 and December 4, 2009; (iv) Cablevision’s interest payments on certain of its senior notes; and (v) Cablevision’s payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

In September and December 2008, CSC Holdings paid cash dividends of $23.0 million and $29.1 million, respectively to Cablevision.

CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.

Recent Sales and Use of Proceeds

The table below sets forth information regarding purchases made by the Company of its Cablevision NY Group Class A Common Stock during the year ended December 31, 2009.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 1-30, 2009	629,802	$18.73	N/A	N/A
July 1-31, 2009	29,713	$19.41	N/A	N/A
November 1-30, 2009	153,736	$24.73	N/A	N/A

In June, July and November 2009, 1,527,991, 63,400 and 320,000, respectively, of restricted shares issued to employees of the Company vested.  To fulfill the employee’s statutory minimum tax withholding obligations for the applicable income and other employment taxes of $11.8 million, $0.6 million and $3.8 million, 629,802, 29,713 and 153,736 of these shares were surrendered to the Company.  The 813,251 acquired shares have been classified as treasury stock.

Cablevision NY Group Stock Performance Graph

The chart below compares the performance of the Company’s Cablevision NY Group Class A common stock with the performance of the Russell 3000 Index and a Peer Group Index by measuring the changes in Cablevision NY Group Class A common stock prices from December 31, 2004 through December 31, 2009.  As required by the SEC, the values shown assume the reinvestment of all dividends.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable television operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2009:  Comcast Corporation, Insight Communications Inc. (through December 16, 2005 after which date Insight Communications was no longer a public company), Mediacom Communications Corporation and Time Warner Cable Inc. (from January 5, 2007 when Time Warner Cable stock began trading).  Charter Communications, Inc. has been excluded from the Peer Group Index as a result of its filing for Chapter 11 bankruptcy protection on March 27, 2009.  The chart assumes $100 was invested on December 31, 2004 in each of the Company’s Cablevision NY Group Class A common stock, the Russell 3000 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

Comparison of Cumulative Five Year Total Return

	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009
CABLEVISION NY GROUP CLASS A	100	94	171	147	102	160
RUSSELL 3000 INDEX	100	106	123	129	81	104
PEER GROUP	100	78	128	83	73	83

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

	Cablevision Systems Corporation
	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per subscriber, per unit and per share data)
Operating Data:
Revenues, net	$7,773,276	$7,230,116	$6,484,481	$5,828,493	$5,082,045
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,369,028	3,244,369	2,891,581	2,652,030	2,249,367
Selling, general and administrative	1,893,804	1,739,202	1,558,728	1,471,348	1,283,938
Restructuring expense (credits)	10,728	49,883	4,733	(3,484)	(537)
Depreciation and amortization (including impairments)	1,084,248	1,507,809	1,118,888	1,119,829	1,074,711
Operating income	1,415,468	688,853	910,551	588,770	474,566
Other income (expense):
Interest expense, net	(746,638)	(782,874)	(900,698)	(891,674)	(748,665)
Equity in net income of affiliates	—	—	4,377	6,698	3,219
Gain on sale of programming and affiliate interests, net	2,130	805	183,286	—	64,968
Gain (loss) on investments, net	(981)	(136,414)	(214,257)	290,052	(138,312)
Gain (loss) on equity derivative contracts, net	631	118,219	214,712	(214,352)	135,677
Loss on interest rate swap contracts, net	(78,868)	(205,683)	(76,568)	(39,360)	(16,497)
Write-off of deferred financing costs	(3,864)	—	(2,919)	(14,083)	—
Loss on extinguishment of debt	(69,593)	(2,424)	(19,113)	(13,125)	—
Miscellaneous, net	2,734	1,264	2,636	2,845	650

Income (loss) from continuing operations before income taxes	521,019	(318,254)	102,007	(284,229)	(224,394)
Income tax benefit (expense)	(235,702)	83,028	(78,967)	140,512	82,219
Income (loss) from continuing operations	285,317	(235,226)	23,040	(143,717)	(142,175)
Income (loss) from discontinued operations, net of taxes	(18)	(946)	195,235	26,936	236,529
Income (loss) before cumulative effect of a change in accounting principle	285,299	(236,172)	218,275	(116,781)	94,354
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	(862)	—
Net income (loss)	285,299	(236,172)	217,832	(117,643)	94,354
Net loss (income) attributable to noncontrolling interests	273	8,108	321	(8,894)	(5,034)
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$285,572	$(228,064)	$218,153	$(126,537)	$89,320

	Cablevision Systems Corporation
	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per subscriber, per unit and per share data)
INCOME (LOSS) PER SHARE:

Basic net income (loss) per share attributable to Cablevision Systems Corporation shareholders
Income (loss) from continuing operations	$0.98	$(0.78)	$0.08	$(0.50)	$(0.49)
Income (loss) from discontinued operations	$—	$—	$0.68	$0.06	$0.80
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—
Net income (loss)	$0.98	$(0.79)	$0.76	$(0.45)	$0.32

Basic weighted average common shares (in thousands)	291,759	290,286	288,271	283,627	281,936

Diluted net income (loss) per share attributable to Cablevision Systems Corporation shareholders
Income (loss) from continuing operations	$0.96	$(0.78)	$0.08	$(0.50)	$(0.49)
Income (loss) from discontinued operations	$—	$—	$0.66	$0.06	$0.80
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—
Net income (loss)	$0.96	$(0.79)	$0.74	$(0.45)	$0.32
Diluted weighted average common shares (in thousands)	298,444	290,286	294,604	283,627	281,936
Cash dividends declared and paid per common share	$0.40	$0.20	$—	$10.00	$—

Amounts attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations, net of taxes	$285,590	$(227,118)	$23,361	$(142,103)	$(136,954)
Income (loss) from discontinued operations, net of taxes	(18)	(946)	195,235	16,428	226,274
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	(862)	—
Net income (loss)	$285,572	$(228,064)	$218,153	$(126,537)	$89,320

	Cablevision Systems Corporation
	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per subscriber, per unit and per share data)
Balance Sheet Data:
Total assets	$9,325,725	$9,383,208	$9,140,577	$9,844,857	$9,851,112
Bank debt	5,298,750	5,653,750	4,888,750	4,992,500	1,851,500
Collateralized indebtedness	375,832	448,738	847,154	921,574	1,170,126
Senior notes and debentures	5,321,883	5,496,292	5,495,148	5,993,956	5,992,760
Senior subordinated notes and debentures	323,817	323,564	323,311	497,011	746,621
Notes payable	—	6,230	1,017	18,843	15,905
Capital lease obligations	56,541	61,849	65,407	61,458	59,787
Total debt	11,376,823	11,990,423	11,620,787	12,485,342	9,836,699
Redeemable noncontrolling interests	12,175	12,012	18,712	18,712	18,712
Stockholders’ deficiency	(5,155,955)	(5,367,991)	(5,117,570)	(5,357,730)	(2,511,785)
Noncontrolling interest	521	333	571	49,059	54,579
Total deficiency	(5,155,434)	(5,367,658)	(5,116,999)	(5,308,671)	(2,457,206)

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per subscriber data)
Statistical Data (Unaudited):

Revenue Generating Units:
Basic Video Customers (1)	3,063	3,108	3,123	3,127	3,027
iO Digital Video Customers	2,893	2,837	2,628	2,447	1,963
Optimum Online High-Speed Data Customers	2,568	2,455	2,282	2,039	1,694
Optimum Voice Customers	2,052	1,878	1,592	1,209	731
Residential Telephone Customers	—	—	—	5	8
Total Revenue Generating Units	10,576	10,278	9,625	8,827	7,423

Customer Relationships (2)	3,314	3,325	3,317	3,300	3,175

Homes Passed (3)	4,829	4,732	4,679	4,562	4,484

Penetration:
Basic Video to Homes Passed	63.4%	65.7%	66.8%	68.5%	67.5%
iO Digital to Basic Penetration	94.4%	91.3%	84.1%	78.2%	64.8%
Optimum Online to Homes Passed	53.2%	51.9%	48.8%	44.7%	37.8%
Optimum Voice to Homes Passed	42.5%	39.7%	34.0%	26.5%	16.3%

Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$144.03	$134.85	$125.10	$115.30	$100.46

(1)                      Basic video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  Free status is not granted to regular customers as a promotion.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(2)                      Number of customers who receive at least one of the Company’s services.

(3)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      RPS is calculated by dividing the average monthly GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the fourth quarter of each year presented by the average number of basic video customers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude the Company’s Optimum Lightpath operations because Optimum Lightpath’s third-party revenues are unrelated to the Company’s cable television system customers.

	CSC Holdings, LLC
	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per subscriber, per unit and per share data)
Operating Data:
Revenues, net	$7,773,276	$7,230,116	$6,484,481	$5,828,493	$5,082,045
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,369,028	3,244,369	2,891,581	2,652,030	2,249,367
Selling, general and administrative	1,893,804	1,739,202	1,558,728	1,471,348	1,283,938
Restructuring expense (credits)	10,728	49,883	4,733	(3,484)	(537)
Depreciation and amortization (including impairments)	1,084,248	1,507,809	1,118,888	1,119,829	1,074,711
Operating income	1,415,468	688,853	910,551	588,770	474,566
Other income (expense):
Interest expense, net	(570,496)	(631,436)	(769,705)	(762,848)	(624,256)
Equity in net income of affiliates	—	—	4,377	6,698	3,219
Gain on sale of programming and affiliate interests, net	2,130	805	183,286	—	64,968
Gain (loss) on investments, net	(981)	(136,414)	(214,257)	290,052	(138,312)
Gain (loss) on equity derivative contracts, net	631	118,219	214,712	(214,352)	135,677
Loss on interest rate swap contracts, net	(78,868)	(205,683)	(76,568)	(39,360)	(16,497)
Write-off of deferred financing costs	(3,792)	—	(2,919)	(14,083)	—
Loss on extinguishment of debt	(69,078)	(2,424)	(19,113)	(13,125)	—
Miscellaneous, net	2,734	1,260	2,636	2,845	827
Income (loss) from continuing operations before income taxes	697,748	(166,820)	233,000	(155,403)	(99,808)
Income tax benefit (expense)	(306,780)	23,383	(134,415)	87,681	31,226
Income (loss) from continuing operations	390,968	(143,437)	98,585	(67,722)	(68,582)
Income (loss) from discontinued operations, net of taxes	(18)	(946)	195,235	26,936	236,529
Income (loss) before cumulative effect of a change in accounting principle	390,950	(144,383)	293,820	(40,786)	167,947
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	(862)	—
Net income (loss)	390,950	(144,383)	293,377	(41,648)	167,947
Net loss (income) attributable to noncontrolling interests	273	8,108	321	(8,894)	(5,034)
Net income (loss) attributable to CSC Holdings, LLC’s sole member	$391,223	$(136,275)	$293,698	$(50,542)	$162,913

Amounts attributable to CSC Holdings, LLC’s sole member:
Income (loss) from continuing operations, net of taxes	$391,241	$(135,329)	$98,906	$(66,108)	$(63,361)
Income (loss) from discontinued operations, net of taxes	(18)	(946)	195,235	16,428	226,274
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	(862)	—
Net income (loss)	$391,223	$(136,275)	$293,698	$(50,542)	$162,913

	CSC Holdings, LLC
	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per subscriber, per unit and per share data)
Balance Sheet Data:
Total assets	$9,571,478	$9,937,583	$9,510,029	$9,973,228	$9,957,801
Bank debt	5,298,750	5,653,750	4,888,750	4,992,500	1,851,500
Collateralized indebtedness	375,832	448,738	847,154	921,574	1,170,126
Senior notes and debentures	3,434,192	3,996,292	3,995,148	4,493,956	4,492,760
Senior subordinated notes and debentures	323,817	323,564	323,311	497,011	746,621
Notes payable	—	6,230	1,017	18,843	15,905
Capital lease obligations	56,541	61,849	65,407	61,458	59,787
Total debt	9,489,132	10,490,423	10,120,787	10,985,342	8,336,699
Redeemable noncontrolling interests	12,175	12,012	18,712	18,712	18,712
Stockholder’s deficiency	—	(3,603,782)	(3,451,037)	(3,821,804)	(986,379)
Member’s deficiency	(3,090,152)	—	—	—	—
Noncontrolling interest	521	333	571	49,059	54,579
Total deficiency	(3,089,631)	(3,603,449)	(3,450,466)	(3,772,745)	(931,800)

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per subscriber data)
Statistical Data (Unaudited):
Revenue Generating Units:
Basic Video Customers (1)	3,063	3,108	3,123	3,127	3,027
iO Digital Video Customers	2,893	2,837	2,628	2,447	1,963
Optimum Online High-Speed Data Customers	2,568	2,455	2,282	2,039	1,694
Optimum Voice Customers	2,052	1,878	1,592	1,209	731
Residential Telephone Customers	—	—	—	5	8
Total Revenue Generating Units	10,576	10,278	9,625	8,827	7,423

Customer Relationships (2)	3,314	3,325	3,317	3,300	3,175
Homes Passed (3)	4,829	4,732	4,679	4,562	4,484

Penetration:
Basic Video to Homes Passed	63.4%	65.7%	66.8%	68.5%	67.5%
iO Digital to Basic Penetration	94.4%	91.3%	84.1%	78.2%	64.8%
Optimum Online to Homes Passed	53.2%	51.9%	48.8%	44.7%	37.8%
Optimum Voice to Homes Passed	42.5%	39.7%	34.0%	26.5%	16.3%

Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$144.03	$134.85	$125.10	$115.30	$100.46

(1)                      Basic video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  Free status is not granted to regular customers as a promotion.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(2)                      Number of customers who receive at least one of the company’s services.

(3)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      RPS is calculated by dividing the average monthly GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the fourth quarter of each year presented by the average number of basic video customers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude the Company’s Optimum Lightpath operations because Optimum Lightpath’s third-party revenues are unrelated to the Company’s cable television system customers.

Item 7.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Form 10-K there are statements concerning our future operating and future financial performance.  Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•                  the level of our revenues;

•                  competition from existing competitors (such as telephone companies and direct broadcast satellite (“DBS”) operators) and new competitors (such as high-speed wireless providers) entering our franchise areas;

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

•                  the demand for our programming among cable television system operators, telephone companies, and DBS operators and our ability to maintain and renew affiliation agreements with cable television system operators, telephone companies, and DBS operators;

•                  market demand for new services;

•                  the tax-free treatment of the MSG Distribution;

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

CABLEVISION SYSTEMS CORPORATION

All dollar amounts, except per subscriber, per unit, per share data, and tender prices per note, included in the following discussion under this Item 7, are presented in thousands.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Continued capital and credit market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customer’s inability to pay for the services we provide.  We have experienced some of the effects of this economic downturn.  Continuation of events such as these may adversely impact our results of operations, cash flows and financial position.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 70% of our consolidated revenues, net of intersegment eliminations, for the year ended December 31, 2009, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as, equipment rental, pay-per-view and video-on-demand.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of homes passed).  As penetration rates increase, the number of available homes to which we can market our services generally decreases, which may contribute to a slower rate of customer and revenue growth in future periods.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase primarily as a result of contractual rate increases and additional service offerings.

Our cable television video services, which accounted for 41% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2009, face competition from incumbent telephone companies and DBS service providers.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, decide to meet our pricing and/or features or reduce their pricing, our future growth may be negatively impacted.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

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

Our high-speed data services business, which accounted for 15% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2009, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Our growth rate in high-speed data customers and revenues has slowed from the growth rates we have experienced in the past due to our high penetration (53.2% of homes passed at December 31, 2009).  Growth rates have also been negatively impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

Our VoIP offering, which accounted for 10% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2009, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration (42.5% of homes passed at December 31, 2009).  Growth rates have also been negatively impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

The regulatory framework for high-speed data service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.  In October 2009, the FCC proposed so-called “net neutrality” rules that could affect the terms and conditions under which we operate our high-speed data service and manage our broadband network.  We cannot predict whether or when the FCC will adopt such rules, the final form of any such rules, or whether they could have a material adverse effect on our high-speed data service or other businesses.

The Telecommunications Services segment advertising and other revenues accounted for 1% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2009.

Optimum Lightpath, which accounted for 3% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2009, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Rainbow

In our Rainbow segment, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2009, we earn revenues in two principal ways.  First, we receive affiliation payments from cable television system operators (including our cable television systems), DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally earned on a per subscriber basis under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliation fee revenues we earn vary from period to period, operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers”, or are a fixed contractual monthly fee.

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

Madison Square Garden

Our Madison Square Garden segment accounted for 12% of our consolidated revenues, net of intersegment eliminations, for the year ended December 31, 2009.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company’s Madison Square Garden segment.  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held of record on the Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held of record on the Record Date.

Through December 31, 2009, we have reflected the historical financial results of Madison Square Garden in our consolidated financial statements within continuing operations.  For the periods following the MSG Distribution, we will not consolidate the financial results of Madison Square Garden for the purpose of our own financial reporting.  After the date of the MSG Distribution, the historical financial results of Madison Square Garden will be reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date beginning with the financial statements to be filed for the quarter ending March 31, 2010.

Newsday

Newsday, which accounted for approximately 4% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2009, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.  Newsday also included Island Publications, which was shutdown in December 2008.

Since Newsday’s acquisition on July 29, 2008, it has experienced a decline in consolidated revenues and operating income, as compared to the prior year periods, primarily due to decreased advertising revenues.  The decrease in advertising revenues has resulted from the current economic environment and increased competition for advertising dollars from other media, particularly the Internet.  This decline has continued into 2009 and is expected to continue into 2010.

Newsday’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  For the year ended December 31, 2009, advertising revenues accounted for 76% of the total revenues of Newsday.  Newsday’s business model is largely dependent on advertising revenue.  Advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper, and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  All of these factors, along with the competitive and seasonal factors discussed below, contributed to a challenging advertising sales environment in 2008 and 2009 and have adversely impacted and are expected to adversely impact our ability to maintain our advertising revenues.  Newsday’s advertising categories most adversely impacted by the recent economic downturn include: the real estate, automotive, and help wanted classified advertising categories; the financial services category within national advertising; and the home improvement and department store categories within retail advertising.  Additionally, in December 2009, Newsday ceased the publishing of certain unprofitable shopper publications serving the boroughs of New York City.

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

The economic downturn in the newspaper industry intensified in the fourth quarter of 2008 and continued through 2009 as indicated by a number of newspapers that ceased operations and/or filed for federal bankruptcy protection.  For the year ended December 31, 2009, Newsday experienced a significant decline in advertising revenues and operating income as compared to the comparable period in 2008.  A continuing economic downturn or continuing decline in advertising and/or circulation revenue would have a material adverse effect on Newsday’s future consolidated revenues, earnings and operating cash flows.  If Newsday’s results deteriorate further, it would adversely affect the Company’s consolidated revenues, earnings and operating cash flows causing possible additional impairments of certain of its indefinite-lived trademarks.  See “Item 1A. Risk Factors - Demand for advertising, increased competition and declines in circulation affect our Newsday business”.

For the year ended December 31, 2009, circulation revenues accounted for approximately 22% of the total revenues of Newsday.  Newsday’s circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.  Approximately 69% of the circulation revenues were derived from subscription sales, which provide readers with the convenience of home delivery, and are an important component of Newsday’s circulation base.  For the year ended December 31, 2009, single copy rates for Newsday ranged from $0.50 to $1.00 per daily copy and $1.25 to $2.50 per Sunday copy.  These prices reflect Newsday’s most recent price increases to $1.00 per daily copy and $2.50 per Sunday copy initiated in the fourth quarter of 2009.  These price increases could have a negative impact on Newsday’s circulation copy volume.  Newsday’s single copy sales comprised approximately 31% of circulation revenue for the year ended December 31, 2009.  In recent years, circulation has generally declined throughout the newspaper industry, and Newsday’s newspapers have generally experienced this trend.  A decrease in home delivery subscriptions and single copy sales of newspapers could adversely impact circulation revenue as well as advertising revenue.

In October 2009, Newsday transitioned to a subscriber access model for a substantial portion of its newsday.com website’s content.  The website is available for no additional charge to Newsday subscribers and to Optimum Online customers.

Newsday Expenses

The basic material used in publishing newspapers is newsprint.  Management believes Newsday’s source of newsprint, along with available alternate sources, is adequate for its current needs.  Newsday’s largest categories of operating expenses relate to the production and distribution of its print products.  These costs are driven by volume (number of newspapers printed and number of pages printed) and the number of pages printed are impacted by the volume of advertising page counts.  Certain other Newsday expenses fluctuate directly with advertising sales.  The expense that is most directly linked to advertising sales is sales commissions, which represents a relatively small percentage of Newsday’s operating expenses.

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

As a result of the economic deterioration, and the other factors discussed above and their impact on Newsday, including the intensified decline in the fourth quarter of 2008, the Company lowered its expectations related to Newsday’s anticipated revenues and operating cash flows in 2009 and future periods.  These revised expectations caused the Company to evaluate whether or not an impairment had occurred in the fourth quarter of 2008 and that evaluation resulted in the Company’s determination that it was necessary to recognize certain impairment charges in the fourth quarter of 2008.  As of December 31, 2008, the Company recorded pre-tax impairment charges of $59,522, $8,199 and $333,159 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill, respectively, originally recorded by the Company in conjunction with its acquisition of Newsday on July 29, 2008.  These impairment charges reflect the continuing deterioration of values in the newspaper industry and the greater than anticipated economic downturn and its current and anticipated impact on Newsday’s advertising business.

In addition, during the fourth quarter of 2009, the Company recorded a $2,000 impairment charge relating to the excess of the carrying value over the estimated fair value of Newsday’s indefinite-lived intangible trademarks.

Critical Accounting Policies

In preparing its financial statements, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company’s long-lived and indefinite-lived assets at December 31, 2009 include goodwill of $1,100,702, other intangible assets of $1,677,980 ($980,856 of which are indefinite-lived intangibles), $3,315,586 of property, plant and equipment and long-term program rights of $525,344.  Such assets accounted for approximately 71% of the Company’s consolidated total assets.  Goodwill and identifiable indefinite-lived intangible assets, which represent primarily the Company’s cable television franchises, various trademarks and sports franchise intangibles, are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances.

In accordance with the guidance outlined in Accounting Standards Codification (“ASC”) Topic 350-10, the Company is required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  For the purpose of evaluating goodwill impairment, the Company has five reporting units containing approximately 92% of the Company’s goodwill balance of $1,100,702.  These reporting units are the Consumer Services (cable television) reporting unit in the Telecommunications Services reportable segment ($234,290), the MSG Media ($465,326), MSG Entertainment ($58,979) and MSG Sports ($218,187) reporting units in the Madison Square Garden reportable segment, which was distributed to Cablevision stockholders on February 9, 2010, and the AMC reporting units in the Rainbow reportable segment ($34,249).

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2009:

Reportable Segment	Units of Accounting	Identifiable Indefinite- Lived Intangible Assets Balance
Telecommunications Services	Cable Television Franchises	$731,848

Madison Square Garden	Sports Franchises	96,215
	Radio City Related Trademarks	53,880
	Chicago Theatre Trademark	8,000

Rainbow	Sundance Channel Trademark	19,900

Newsday	Newsday Trademarks	64,100

Telecommunications Services, Rainbow and Other	Various other identifiable indefinite - lived intangible assets	6,913
		$980,856

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

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.  For the Telecommunications Services reportable segment, these valuations also include assumptions for average annual revenue per customer, number of homes passed, operating margin and market penetration as a percentage of homes passed, among other assumptions.  For the Madison Square Garden (which was distributed to Cablevision stockholders on February 9, 2010) and Rainbow reportable segments, these valuations also include assumptions for projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, number of events (Madison Square Garden reportable segment only), access to sports programming and program rights and the cost of such sports programming and program rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.  For the Newsday reportable segment, these valuations also include assumptions for advertising and circulation revenue trends, operating margin, market participant synergies, and market multiples for comparable companies.  If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

Based on the Company’s annual impairment test during the first quarter of 2009, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair values of each reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units with the exception of the Sundance Channel and Clearview Cinemas reporting units.  For the Sundance Channel, which had a goodwill carrying value of $28,930 at December 31, 2009, a 9%

reduction in its estimated fair value would result in a goodwill impairment test step one failure.  For Clearview Cinemas, which had a goodwill carrying value of $10,348 at December 31, 2009, a 25% reduction in its estimated fair value would result in a step one failure.  A step one failure would require the Company to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a goodwill impairment loss.

The Company’s primary identifiable indefinite-lived intangible assets that represent approximately 90% of the identifiable indefinite-lived intangibles are the Company’s cable television franchises, various reporting unit trademarks and sports franchises, which are valued using an income approach or market approach.  The Company’s cable television franchises are the largest of the Company’s identifiable indefinite-lived intangible assets and were recognized as a result of cable system acquisitions prior to 2002 and reflect agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area.  Our cable television franchises are valued using a discounted cash flows (“DCF”) methodology.  The Company’s indefinite-lived trademark intangible assets primarily relate to Madison Square Garden’s Radio City related trademarks (which was distributed to Cablevision stockholders on February 9, 2010), which include the Radio City Christmas Spectacular, and The Rockettes trademarks which were valued using a relief-from-royalty method in which the expected benefits are valued by discounting royalty revenue over projected revenues covered by the trademarks.  The Company’s indefinite-lived sports franchises intangibles representing Madison Square Garden’s NBA and NHL sports franchises (which was distributed to Cablevision stockholders on February 9, 2010) are valued using a direct valuation method based on market comparables.  Both the Radio City related trademarks and the sports franchises were recorded in April 2005 when the Company acquired the remaining 40% interest in Madison Square Garden.  Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises and identification of appropriate continuing growth rate assumptions.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company’s annual impairment test during the first quarter of 2009, the Company’s units of accounting that represent approximately 90% of the Company’s identifiable indefinite-lived intangible assets have significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value unit of accounting over their respective carrying values.  In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles.  These hypothetical 10%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than the Newsday, Sundance Channel and Chicago Theatre related trademarks, which have a carrying value of $64,100, $19,900, $8,000, respectively.  The hypothetical fair value decreases would have resulted in impairment charges of approximately $8,000 at 10% related primarily to the Newsday and Chicago Theatre related trademarks, approximately $16,000 at 20% related primarily to the Newsday and Chicago Theatre related trademarks and approximately $26,000 at 30% related primarily to the Newsday, the Sundance Channel and Chicago Theatre related trademarks.  As of December 31, 2009 and 2008, the Newsday indefinite-lived trademarks were written down to their estimated fair values (see discussion below).

The Company’s impairment analysis of Newsday as of December 31, 2008 resulted in pre-tax impairment charges of $59,522, $8,199 and $333,159 related to identifiable indefinite-lived intangibles, certain long-lived intangible assets and goodwill, respectively, originally recorded by the Company in connection with its acquisition of Newsday on July 29, 2008.  The net $400,880 pre-tax impairment charges recorded in 2008 are included in depreciation and amortization (including impairments) and the Company recognized an income tax benefit of $164,080.   In addition, during the fourth quarter of 2009, the Company recorded a $2,000 impairment charge relating to the excess of the carrying value over the estimated fair value of Newsday’s indefinite-lived intangible trademarks.

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

From the date of the acquisition of Newsday on July 29, 2008 through year end 2008, there was a significant decrease in the estimated fair value of the Newsday reporting unit, particularly in the fourth quarter of 2008.  The reduction in estimated fair value under the income approach was primarily due to the decline in Newsday’s projections of future revenue and cash flows.  In addition, the estimated fair value under the income approach was further reduced by the increase in the consolidated weighted average discount rate for the Newsday reporting unit from approximately 10% at July 29, 2008 to 12% at December 31, 2008.  The consolidated weighted average discount rate was based on an estimation of a market participant’s cost of equity and debt, weighted by the relative percentages of equity and debt for comparable newspaper companies.  The increase in the consolidated weighted average discount rate for the Newsday reporting unit from 10% to 12% was due to an increase in both the estimated cost of equity and debt, which was primarily due to the following: the market risk premium increasing from 5% to 6%; an increase in the economic volatility affecting the newspaper publishing industry, which intensified during the fourth quarter of 2008; and an increase in borrowing costs for the industry.  Since the acquisition of the Newsday reporting unit on July 29, 2008, there also has been a reduction in the estimated fair value under the market approach.  Approximately two-thirds of this reduction was primarily due to a decline in market multiples and approximately one-third of the reduction was due to a decline in Newsday’s projections of future revenue and cash flows.  The Company impaired 100% of its basis in the goodwill balance of the Newsday reporting unit as of December 31, 2008.

Subsequent to the acquisition of the Newsday reporting unit on July 29, 2008, the reduction in estimated fair values of the trademarks under the relief-from-royalty method was primarily due to a reduction of the assumed royalty rate from 4% to 3% for the Newsday print newspaper and newsday.com trademarks, an increase in the discount rate for the Newsday print newspaper from 9.0% to 11.5% and a decline in the Company’s revenue projections for newsday.com in comparison to the revenue projections at July 29, 2008.  The primary reason for the decrease in the royalty rate from 4% to 3% was due to the lower projected margins for the Newsday print newspaper and newsday.com.  The primary reason for the increase in the discount rate for the Newsday print newspaper trademark from 9.0% to 11.5% was due to an increase in both the estimated cost of equity and debt, which was primarily due to the following: the market risk premium increasing from 5% to 6%; an increase in the economic volatility affecting the newspaper publishing industry, which intensified during the fourth quarter of 2008; and an increase in borrowing costs to the industry.

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

Owned original programming is produced for us by independent production companies.  Any owned original programming costs qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated cash flows can change based upon programming market acceptance, levels of affiliation fee revenue and advertising revenue, and program usage.  Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary which could impact the timing of amortization expenses or result in an impairment charge.

We periodically review the programming usefulness of our program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense.

Useful Lives of Finite-Lived Intangible Assets:

The Company has recognized intangible assets for affiliation agreements, affiliate relationships, broadcast rights and other agreements, advertiser relationships, season ticket holder relationships, suite holder relationships and other intangibles as a result of purchase accounting.  The Company has determined that certain of such intangible assets have finite lives.  The estimated useful lives and net carrying values of these intangibles at December 31, 2009 are as follows:

	Net Carrying Value at December 31, 2009	Estimated Useful Lives
Affiliation agreements and affiliate relationships	$495,825	4 to 25 years
Broadcast rights and other agreements	4,027	10 years
Season ticket holder relationships	48,628	10 to 15 years
Suite holder relationships	8,749	11 years
Advertiser relationships	64,017	3 to 10 years
Other intangible assets	75,878	3 to 28 years

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

There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewals.

If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliation agreement and affiliate relationship intangible asset.  If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under “Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible asset.  The Company also would evaluate whether the remaining useful life of the affiliation agreement and affiliate relationship remained appropriate.  Based on December 31, 2009 carrying values, if the estimated life of all affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the year ending December 31, 2010 would be to increase our annual amortization expense by approximately $8,600.

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards (“NOLs”).  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.  The Company decreased the valuation allowance by $1,427 in 2009, increased the valuation allowance by $6,602 in 2008 and decreased the valuation allowance in 2007 by $536.  During 2009, 2008 and 2007, certain state NOLs expired prior to utilization.  The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance. The associated deferred tax asset and valuation allowance were both reduced by $3,609, $2,681 and $1,122 in 2009, 2008 and 2007, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during 2009. Certain state NOLs, for which the related deferred tax assets were fully offset by a valuation allowance, were eliminated pursuant to such conversions.  Accordingly, the associated deferred tax asset and valuation allowance were both reduced by $9,355.

Plant and Equipment:

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (4 to 15 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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

2008 Transactions.  In June 2008, the Company acquired a 100% interest in Sundance Channel L.L.C. for a purchase price, including transaction costs, of $482,416.

In July 2008, the Company completed a series of transactions in which the Company received a 97.2% interest in a newly created limited liability company (Newsday Holdings LLC) between CSC Holdings and Tribune Company that included the net assets of Newsday Media Group.  The purchase price to the Company was $622,717, including transaction costs.  In addition, Cablevision contributed approximately $682,000 aggregate face value of newly issued 8% senior notes due 2012 (with a fair value of approximately $650,000 on the date of contribution) to CSC Holdings which in turn contributed those notes to Newsday Holdings LLC.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,				Increase
	2009		2008		(Decrease)
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Income
Revenues, net	$7,773,276	100%	$7,230,116	100%	$543,160

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,369,028	43	3,244,369	45	(124,659)
Selling, general and administrative	1,893,804	24	1,739,202	24	(154,602)
Restructuring expense	10,728	—	49,883	1	39,155
Depreciation and amortization (including impairments)	1,084,248	14	1,507,809	21	423,561
Operating income	1,415,468	18	688,853	10	726,615
Other income (expense):
Interest expense, net	(746,638)	(10)	(782,874)	(11)	36,236
Gain on sale of programming and affiliate interests, net	2,130	—	805	—	1,325
Loss on investments, net	(981)	—	(136,414)	(2)	135,433
Gain on equity derivative contracts, net	631	—	118,219	2	(117,588)
Loss on interest rate swap contracts, net	(78,868)	(1)	(205,683)	(3)	126,815
Write-off of deferred financing costs	(3,864)	—	—	—	(3,864)
Loss on extinguishment of debt	(69,593)	(1)	(2,424)	—	(67,169)
Miscellaneous, net	2,734	—	1,264	—	1,470
Income (loss) from continuing operations before income taxes	521,019	7	(318,254)	(4)	839,273
Income tax benefit (expense)	(235,702)	(3)	83,028	1	(318,730)
Income (loss) from continuing operations	285,317	4	(235,226)	(3)	520,543
Loss from discontinued operations, net of taxes	(18)	—	(946)	—	928
Net income (loss)	285,299	4	(236,172)	(3)	521,471
Net loss attributable to noncontrolling interests	273	—	8,108	—	(7,835)
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$285,572	4%	$(228,064)	(3)%	$513,636

The following is a reconciliation of operating income to Adjusted Operating Cash Flow (“AOCF”):

	Years Ended December 31,		Increase
	2009	2008	(Decrease) in
	Amount	Amount	AOCF
Operating income	$1,415,468	$688,853	$726,615
Share-based compensation	68,090	50,900	17,190
Depreciation and amortization (including impairments)	1,084,248	1,507,809	(423,561)
Restructuring expense	10,728	49,883	(39,155)
AOCF	$2,578,534	$2,297,445	$281,089

STATEMENT OF OPERATIONS DATA (continued)

	Years Ended December 31,				(Increase)
	2008		2007		Decrease
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Loss
Revenues, net	$7,230,116	100%	$6,484,481	100%	$745,635

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,244,369	45	2,891,581	45	(352,788)
Selling, general and administrative	1,739,202	24	1,558,728	24	(180,474)
Restructuring expense	49,883	1	4,733	—	(45,150)
Depreciation and amortization (including impairments)	1,507,809	21	1,118,888	17	(388,921)
Operating income	688,853	10	910,551	14	(221,698)
Other income (expense):
Interest expense, net	(782,874)	(11)	(900,698)	(14)	117,824
Equity in net income of affiliates	—	—	4,377	—	(4,377)
Gain on sale of programming and affiliate interests, net	805	—	183,286	3	(182,481)
Loss on investments, net	(136,414)	(2)	(214,257)	(3)	77,843
Gain on equity derivative contracts, net	118,219	2	214,712	3	(96,493)
Loss on interest rate swap contracts, net	(205,683)	(3)	(76,568)	(1)	(129,115)
Write-off of deferred financing costs	—	—	(2,919)	—	2,919
Loss on extinguishment of debt	(2,424)	—	(19,113)	—	16,689
Miscellaneous, net	1,264	—	2,636	—	(1,372)
Income (loss) from continuing operations before income taxes	(318,254)	(4)	102,007	2	(420,261)
Income tax benefit (expense)	83,028	1	(78,967)	(1)	161,995
Income (loss) from continuing operations	(235,226)	(3)	23,040	—	(258,266)
Income (loss) from discontinued operations, net of taxes	(946)	—	195,235	3	(196,181)
Income (loss) before cumulative effect of a change in accounting principle	(236,172)	(3)	218,275	3	(454,447)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	—	443
Net income (loss)	(236,172)	(3)	217,832	3	(454,004)
Net loss attributable to noncontrolling interests	8,108	—	321	—	7,787
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$(228,064)	(3)%	$218,153	3%	$(446,217)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase
	2008	2007	(Decrease) in
	Amount	Amount	AOCF
Operating income	$688,853	$910,551	$(221,698)
Share-based compensation	50,900	52,039	(1,139)
Depreciation and amortization (including impairments)	1,507,809	1,118,888	388,921
Restructuring expense	49,883	4,733	45,150
AOCF	$2,297,445	$2,086,211	$211,234

Comparison of Consolidated Year Ended December 31, 2009 Versus Year Ended December 31, 2008

Consolidated Results — Cablevision Systems Corporation

Through December 31, 2009, the Company classified its business interests into four reportable segments:

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

•                  Madison Square Garden, consisting principally of sports, entertainment and media businesses; and

•                  Newsday (since July 29, 2008), consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company’s Madison Square Garden segment.  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held of record on the Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held of record on the Record Date.

Through December 31, 2009, we have reflected the historical financial results of Madison Square Garden in our consolidated financial statements within continuing operations.  For the periods following the MSG Distribution, we will not consolidate the financial results of Madison Square Garden for the purpose of our own financial reporting.  After the date of the MSG Distribution, the historical financial results of Madison Square Garden will be reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date beginning with the financial statements to be filed for the quarter ending March 31, 2010.

The Company allocates certain amounts of its corporate overhead to each segment based upon their proportionate estimated usage of services, except for Newsday as to which the Company allocated the incremental costs incurred in providing these services through September 30, 2009.  Subsequent to September 30, 2009, the Company allocated certain amounts of its corporate overhead to Newsday based upon its proportionate estimated usage of such services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a discussion relating to the operating results of our segments.

Revenues, net for the year ended December 31, 2009 increased $543,160 (8%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$266,133
Increase in revenues of the Rainbow segment, including revenues attributable to Sundance Channel acquired in June 2008	63,234
Increase in revenues of the Madison Square Garden segment	19,459
Increase in revenues of the Newsday segment (acquired July 29, 2008)	161,739
Other net increases	5,228
Inter-segment eliminations	27,367
$543,160

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

•                  amortization of costs to license programming, including program rights, and distribution and production related costs of our Rainbow and Madison Square Garden segments;

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•                  publication production and distribution costs of our Newsday segment.

Technical and operating expenses (excluding depreciation and amortization and impairments) in 2009 increased $124,659 (4%) as compared to 2008.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$25,701
Decrease in expenses of the Rainbow segment, including expenses attributable to Sundance Channel subsequent to acquisition in June 2008	(5,243)
Decrease in expenses of the Madison Square Garden segment	(42,560)
Increase in expenses of the Newsday segment (acquired July 29, 2008)	99,633
Other net increases	15,840
Inter-segment eliminations	31,288
$124,659

As a percentage of revenues, technical and operating expenses decreased 2% during 2009 as compared to 2008.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $154,602 (9%) for 2009 as compared to 2008.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$55,971
Increase in expenses of the Rainbow segment, including expenses attributable to Sundance subsequent to acquisition in June 2008	11,362
Increase in expenses of the Madison Square Garden segment	1,195
Increase in expenses of the Newsday segment (acquired July 29, 2008)	59,466
Other net increases	30,530
Inter-segment eliminations	(3,922)
$154,602

As a percentage of revenues, selling, general and administrative expenses remained constant in 2009 compared to 2008.

Restructuring expense amounted to $10,728 in 2009 and $49,883 in 2008.  The 2009 amount consisted of $5,162 resulting primarily from the Company’s decision to discontinue the U.S. domestic programming of VOOM and charges of $6,496 relating to severance and other restructuring expenses recognized by our Newsday segment, partially offset by net credits of $(930) primarily relating to adjustments to facility realignment provisions recorded in connection with prior restructuring plans. The 2008 amount primarily included the impairment of program rights of $40,974 and employee severance and other costs of $5,821 due to the Company’s decision to discontinue the U.S. programming business of VOOM and $7,225 primarily relating to severance and other restructuring charges recognized by our Newsday segment.  Partially offsetting these charges were net credits of $4,137 primarily associated with adjustments to facility realignment provisions and other costs recorded in connection with the 2001, 2002 and 2006 restructuring plans.

Depreciation and amortization (including impairments) decreased $423,561 for 2009 as compared to 2008.  In 2008, we recorded impairment charges of $400,880 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill at our Newsday segment and  a $15,034 write-off of deferred carriage fees at VOOM after EchoStar ceased the distribution of VOOM in May 2008.  Additionally, the net decrease consisted of a $36,986 decrease resulting primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases and increases resulting from the Newsday transaction of $13,516 (including impairment charges of $2,790 in 2009) and the acquisition of the Sundance Channel of $15,823.

Adjusted operating cash flow increased $281,089 (12%) for the year ended December 31, 2009 as compared to the same period in 2008.  The increase is attributable to the following:

Increase in AOCF of the Telecommunication Services segment	$192,084
Increase in AOCF of the Rainbow segment, including AOCF attributable to Sundance acquired in June 2008	63,014
Increase in AOCF of the Madison Square Garden segment	62,354
Increase in AOCF of the Newsday segment (acquired July 29, 2008)	3,009
Other net decreases, primarily costs related to the MSG Distribution and costs associated with the MSG Varsity network launched in 2009	(39,372)
$281,089

Interest expense, net decreased $36,236 (5%) during 2009 compared to 2008.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(88,618)
Net increase due to increase in average debt balances	35,593
Lower interest income	7,209
Other net increases	9,580
$(36,236)

See “Liquidity and Capital Resources” discussion below for a detail of our various borrower groups.

Gain on sale of programming and affiliate interests, net of $2,130 and $805 for the years ended December 31, 2009 and 2008, respectively, resulted from the sale of our ownership interests in Sportskool and Lifeskool, which is being recorded under the installment sales method.

Loss on investments, net for the years ended December 31, 2009 and 2008 amounted to $981 and $136,414, respectively.  The 2009 amount consists primarily of the decrease in the fair value of Comcast common stock owned by the Company and the unrealized and realized net loss associated with various other investments.  The 2008 amount consists primarily of the net increase or decrease in the fair value of Comcast common stock and General Electric common stock owned by the Company through the disposition of this stock in June 2008 and the unrealized and realized net loss of various other investments.  The effects of these gains and losses are partially offset by the losses and gains on related equity derivative contracts, net described below.

Gain on equity derivative contracts, net for the years ended December 31, 2009 and 2008 of $631 and $118,219, respectively, consists of unrealized and realized gains due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast common stock owned by the Company during 2009 and 2008 and the General Electric common stock owned by the Company through the disposition of this stock in June 2008.  The effects of these gains are partially offset by the losses on investment securities pledged as collateral, which are included in loss on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $78,868 and $205,683 for the years ended December 31, 2009 and 2008, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company’s floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Write-off of deferred financing costs of $3,864 for the year ended December 31, 2009 represents costs written off in connection with the repurchase, prior to their maturity, of a portion of Cablevision’s senior notes due April 2009, CSC Holdings’ senior notes due July 2009 and August 2009 and the repurchase of a portion of CSC Holdings’ senior notes due April 2011 and April 2012 pursuant to tender offers.

Loss on extinguishment of debt of $69,593 for the year ended December 31, 2009 resulted from tender premiums, fees and the write off of unamortized discounts associated with the repurchase of a portion of Cablevision’s senior notes due April 2009 and CSC Holdings’ senior notes due July 2009, August 2009, April 2011, and April 2012 pursuant to our tender offers.  Loss on extinguishment of debt of $2,424 for the year ended December 31, 2008 resulted from the repayment of the Company’s collateralized indebtedness relating to its holdings of shares of General Electric common stock during the second quarter of 2008.

Net miscellaneous income of $2,734 and $1,264 for the years ended December 31, 2009 and 2008, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax expense attributable to continuing operations of $235,702 for the year ended December 31, 2009 resulted primarily from the Company’s pretax income, state income tax expense of $37,034, tax benefit of $6,126 for the impact of a change in the state rate used to measure deferred taxes, tax expense of $3,009, including accrued interest, related to uncertain tax positions, a decrease in the valuation allowance of $1,427 relating to certain state NOLs and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $7,264 and $5,296, respectively.  To address state income tax planning considerations, during 2009 certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $9,095 relating to the elimination of certain state NOLs and credit carry forwards.

Income tax benefit attributable to continuing operations of $83,028 for the year ended December 31, 2008 resulted primarily from the Company’s pretax loss, state income tax expense of $15,708, tax benefit of $8,670 for the impact of a change in the state rate used to measure deferred taxes, tax expense of $2,694, including accrued interest, related to uncertain tax positions, an increase in the valuation allowance of $6,602 relating to certain state NOLs and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $5,934 and $2,640, respectively.

For the years ended December 31, 2009 and 2008, the Company has fully offset federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

Net loss attributable to noncontrolling interests for the years ended December 31, 2009 and 2008 of $273 and $8,108, respectively, represent other parties’ share of the net losses of entities which are not entirely owned by us but which are consolidated in our financial statements.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment:

	Years Ended December 31,				Increase
	2009		2008		(Decrease) in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income
Revenues, net	$5,431,500	100%	$5,165,367	100%	$266,133
Technical and operating expenses (excluding depreciation and amortization shown below)	2,199,996	41	2,174,295	42	(25,701)
Selling, general and administrative expenses	1,034,284	19	978,313	19	(55,971)
Depreciation and amortization	856,919	16	890,912	17	33,993
Operating income	$1,340,301	25%	$1,121,847	22%	$218,454

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase
	2009	2008	(Decrease) in
	Amount	Amount	AOCF
Operating income	$1,340,301	$1,121,847	$218,454
Share-based compensation	30,748	23,125	7,623
Depreciation and amortization	856,919	890,912	(33,993)
AOCF	$2,227,968	$2,035,884	$192,084

Revenues, net for the year ended December 31, 2009 increased $266,133 (5%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

				Percent
	Years Ended December 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$3,080,078	$2,961,421	$118,657	4%
High-speed data	1,146,789	1,099,634	47,155	4
Voice	771,236	685,643	85,593	12
Advertising	105,633	115,574	(9,941)	(9)
Other (including installation, home shopping, advertising sales commissions, and other products)	94,066	98,736	(4,670)	(5)
Total cable television	5,197,802	4,961,008	236,794	5
Optimum Lightpath	255,549	248,776	6,773	3
Intra-segment eliminations	(21,851)	(44,417)	22,566	51
Total Telecommunications Services	$5,431,500	$5,165,367	$266,133	5%

Revenue increases reflected above are primarily derived from higher rates (primarily due to an increase of video rates of 3.5% on average, which was implemented beginning in December 2008), increases in the number of subscribers to our high-speed data and voice services, including additional services sold to our existing video subscribers, upgrades by video customers from the level of the programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended December 31, 2009 was $144.03 as compared to $134.85 and $141.03 for the three months ended December 31, 2008 and September 30, 2009, respectively.

We believe the decline in advertising revenue is primarily due to the impact of the economic downturn, which may continue.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services and the acquisition of 4Connections LLC in October 2008, partially offset by reduced traditional data services and lower intra-segment revenue.  The decrease in intra-segment eliminations for the year ended December 31, 2009 as compared to the prior year includes a reduction of interconnection costs charged to Optimum Lightpath and passed through to Optimum Voice of approximately $6,835 resulting from the resolution of certain disputed amounts between Optimum Lightpath and a third party vendor.  Additionally, Optimum Voice is purchasing fewer services from Optimum Lightpath resulting from certain operational functions now being performed directly within cable operations.

The following table presents certain subscriber and revenue generating units (“RGUs”) information as of December 31, 2009, September 30, 2009 and December 31, 2008 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of December 31, 2009	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Basic video customers	3,063	3,066	3,108
iO digital video customers	2,893	2,888	2,837
Optimum Online high-speed data customers	2,568	2,522	2,455
Optimum voice customers	2,052	2,001	1,878
Total revenue generating units	10,576	10,477	10,278

The Company had a loss of 45,100 basic video customers for the year ended December 31, 2009 compared to a loss of 14,900 in 2008.  This is primarily due to the impact of the current economic downturn, and, to a lesser extent, intensifying competition, particularly from Verizon.

For the year ended December 31, 2009, the Company added 297,700 RGUs as compared to 653,400 in 2008.  These additions include increases in iO digital video customers resulting from digital migration initiatives that eliminated the duplicate analog feeds of various channels carried in digital of approximately 50,600 for the year ended December 31, 2009 compared to 93,800 in 2008.

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

Technical and operating expenses (excluding depreciation and amortization shown below) for 2009 increased $25,701 (1%) as compared to 2008.  The net increase is attributable to the following:

Increase in field operations and network related costs primarily due to growth in RGUs, lower capitalizable activities and general cost increases	$54,313
Increase in franchise fees due to increase in video revenues and higher rates in certain regions	6,253
Decrease in programming costs (including costs of on-demand services) primarily due to the termination of carriage of VOOM’s programming in January 2009 and lower subscribers to certain tiers of service, partially offset by rate increases and new program offerings	(1,601)
Decrease in call completion and interconnection costs, taxes and fees (net of related intra-segment eliminations) primarily due to legislative changes in 2009 which clarified the applicability of certain fees on VoIP of $23,818, of which $19,530 related to the reversal of fees accrued in prior periods, the favorable resolution of certain disputed interconnection costs of approximately $8,555, of which $6,458 related to the reversal of costs accrued in prior periods, and lower rates, partially offset by higher volume due to increased voice customers and other fees	(33,542)
Intra-segment eliminations	278
$25,701

As a percentage of revenues, technical and operating expenses decreased 1% during 2009 as compared to 2008.  Technical and operating expenses consist primarily of programming costs and direct costs associated with providing and maintaining services to our customers.  These costs typically rise as the number of RGUs grow and also due to general inflationary cost increases for employees, contractors, programming rates and other various expenses.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decreases due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are based on a percentage of certain categories of revenue, primarily video revenue which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.  However, as a percentage of revenues, we expect these costs to remain relatively constant.

Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG networks, which are owned by Madison Square Garden.  This new long-term affiliation agreement will result in estimated incremental programming costs to the Company of approximately $30,000 for 2010, as compared to the amount of programming costs recognized by the Company pursuant to the Company’s arrangement with Madison Square Garden for 2009, and other additional consideration.  This new affiliation agreement will provide for the carriage of the MSG Network and MSG Plus program services on Cablevision’s cable systems in the tri-state area.  This agreement has a term of 10 years, obligates the Company to carry such program services on its cable systems and provides for the payment by the Company to the MSG networks of a per subscriber license fee, which fee is increased each year during the term of the agreement.

Selling, general and administrative expenses increased $55,971 (6%) for 2009 as compared to 2008.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to higher employee related costs	$30,318
Favorable resolution of litigation that resulted in a reversal of expenses accrued in prior periods	(5,579)
Increase in customer related costs primarily due to higher RGUs and general cost increases	18,427
Increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	7,113
Increase in other general and administrative costs, primarily due to general cost increases, partially offset by severance charges of $2,347 in the first quarter of 2008	5,303
Intra-segment eliminations	389
$55,971

As a percentage of revenues, selling, general and administrative expenses remained essentially constant in 2009 as compared to 2008.  Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of RGUs grow and also as a result of general inflationary cost increases for employees and other various expenses.  We expect that our customer related costs will continue to increase in relatively the same proportion as increases in RGUs and general inflationary cost increases.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs may continue to increase as competition continues to intensify.

Depreciation and amortization decreased $33,993 (4%) for 2009 as compared to 2008.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Adjusted operating cash flow increased $192,084 (9%) for the year ended December 31, 2009 as compared to 2008.  The increase was due primarily to an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Rainbow segment.

	Years Ended December 31,				Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$1,043,367	100%	$980,133	100%	$63,234
Technical and operating expenses (excluding depreciation, amortization and impairments)	357,618	34	362,861	37	5,243
Selling, general and administrative expenses	390,089	37	378,727	39	(11,362)
Restructuring expense	5,145	—	46,834	5	41,689
Depreciation and amortization (including impairments)	112,689	11	113,570	11	881
Operating income	$177,826	17%	$78,141	8%	$99,685

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase
	2009	2008	(Decrease) in
	Amount	Amount	AOCF
Operating income	$177,826	$78,141	$99,685
Share-based compensation	19,136	13,237	5,899
Restructuring expense	5,145	46,834	(41,689)
Depreciation and amortization (including impairments)	112,689	113,570	(881)
AOCF	$314,796	$251,782	$63,014

The Rainbow segment’s operating income is comprised of the following:

	Years Ended December 31,
	2009	2008
Operating income (loss):
AMC, WE tv and IFC	$295,075	$265,182
Other services	(117,249)	(187,041)
	$177,826	$78,141

Other services primarily consist of Sundance Channel’s operations from the date of acquisition (June 16, 2008), News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), Rainbow Network Communications (“RNC”), VOOM (the U.S. domestic programming of which ceased in January 2009) and in the 2008 period included Sportskool (sold in September 2008) and Lifeskool (sold in October 2008).  For the year ended December 31, 2009, the operating losses from Rainbow’s other services were attributable primarily to News 12 Networks and, to a lesser extent, VOOM and RASCO.  For the year ended December 31, 2008, the operating losses from Rainbow’s other services were attributable primarily to VOOM, News 12 Networks and, to a lesser extent, IFC Entertainment and RASCO.

In January 2009, the U.S. domestic programming of VOOM was shut down.  This decision had a favorable impact on the operating income of our Rainbow segment of $76,760 for the year ended December 31, 2009 compared to the year ended December 31, 2008 as the loss of revenues from our VOOM business was more than offset by the elimination of most operating expenses of VOOM.  The 2009 operating expenses included restructuring expenses of $5,162 as compared to $46,795 for the same period in the prior year.  Currently, certain of the VOOM programming continues to be distributed internationally.

Revenues, net for the year ended December 31, 2009 increased $63,234 (6%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Net increase in affiliation fee revenues and advertising/sponsorship revenues primarily from Sundance Channel (acquired June 2008) and, to a lesser extent, distribution revenues from IFC Entertainment, partially offset by a decrease in affiliation fee revenues following the sale of Lifeskool (October 2008) and Sportskool (September 2008) and a decrease in advertising revenues at News 12 Networks and RASCO	$40,822
Increase in affiliation fee revenues and other revenues at AMC, WE tv and IFC resulting primarily from increases in affiliation rates and in viewing subscribers (see table below)	38,465
Increase in advertising revenues at AMC, WE tv and IFC due to higher units sold at AMC and improved program ratings at WE tv	35,466
Decrease in revenues, net due to the Company’s decision in December 2008 to discontinue the U.S. domestic programming of VOOM (January 2009)	(51,519)
$63,234

The decrease in revenues of VOOM was due primarily to the loss of EchoStar’s carriage in May 2008 and the loss of carriage by Cablevision effective January 20, 2009.

Revenue increases discussed above are primarily derived from increases in the level of advertising on our networks and increases in affiliation fee revenues derived from affiliation rates charged for our services and in the number of viewing subscribers.  The following table presents certain viewing subscriber information at December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Viewing Subscribers:
AMC	87,700	86,100
WE tv	62,500	61,000
IFC	50,100	48,900
Sundance Channel	37,900	30,800

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2009 decreased $5,243 (1%) compared to 2008.  The net decrease is attributable to the following:

Decrease in programming costs at VOOM due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM in January 2009	$(54,892)
Increase in programming costs primarily at AMC and WE tv and, to a lesser extent, IFC due to increased amortization of non-film program rights at AMC and WE tv	35,793
Net increase in programming costs at Rainbow’s other services (excluding VOOM) resulting primarily from an increase in programming costs of Sundance Channel (acquired June 2008) and IFC Entertainment	13,856
$(5,243)

As a percentage of revenues, technical and operating expenses decreased 3% during 2009 as compared to 2008 due primarily to the decrease in programming costs at VOOM as noted above.

There may be significant changes in the level of our technical and operating expenses from quarter to quarter and/or changes from year to year due to content acquisition and/or original programming costs.  As additional competition for content increases from other programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and/or original programming may increase.

Selling, general and administrative expenses increased $11,362 (3%) for 2009 compared to 2008.  The net increase is attributable to the following:

Net increase in selling, marketing and advertising costs at Rainbow’s other programming services (excluding VOOM) primarily related to marketing and promotional activities of the Sundance Channel (acquired June 2008)	$12,606
Net increase in administrative costs due primarily to the increase in parent company allocations, and to a lesser extent management fees at AMC and WE tv paid to CSC Holdings resulting from increased revenues, partially offset by a decrease in administrative costs following the sale of Lifeskool (October 2008) and Sportskool (September 2008)	6,756
Decrease in selling, general and administrative expenses at VOOM due to the Company’s decision in December 2008 to discontinue funding the U.S. domestic programming of VOOM in January 2009	(12,815)
Net decrease in selling and marketing costs at AMC, WE tv and IFC related to a decrease in costs for the marketing and promotion of original programming, partially offset by an increase in advertising sales related expenses at AMC and WE tv resulting from increased advertising sales revenue	(1,194)
Increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	6,009
$11,362

As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2009 compared to 2008.

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming and the number of premieres that occur during a quarter.

Restructuring expense of $5,145 for the year ended December 31, 2009 represents primarily the additional impairment of program rights and contract termination costs due to the Company’s decision to discontinue funding the U.S. domestic programming of VOOM and the decision in 2009 to discontinue certain international VOOM programming.

Restructuring expense of $46,834 for the year ended December 31, 2008 represents primarily the impairment of program rights of $40,974 and employee severance and other costs of $5,821 due to the Company’s decision to discontinue the U.S. programming of VOOM.

Depreciation and amortization (including impairments) decreased $881 (less than 1%) in 2009 as compared to 2008.  Amortization expense (including impairments) decreased $1,480 for 2009 as compared to 2008 primarily due to a $15,034 write-off of deferred carriage fees at VOOM HD Networks after EchoStar ceased the distribution of VOOM in May 2008 and a decrease in amortization expense of $1,499 due to certain amortizable identifiable intangible assets becoming fully amortized in the second quarter of 2009, partially offset by an increase of $15,053 due to the increase in amortization of identifiable intangible assets resulting from the acquisition of the Sundance Channel in June 2008.  The decrease in amortization expense was offset by an increase in depreciation expense of $599 in 2009 as compared to 2008.

Adjusted operating cash flow increased $63,014 in 2009 compared to 2008 due to an increase in revenues, net of $63,234, partially offset by an insignificant increase in operating expenses, excluding share-based compensation, restructuring and depreciation and amortization expenses, as discussed above.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Madison Square Garden segment.

	Year Ended December 31,				Increase
	2009		2008		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$1,062,417	100%	$1,042,958	100%	$19,459
Technical and operating expenses (excluding depreciation and amortization)	681,906	64	724,466	69	42,560
Selling, general and administrative expenses	271,429	26	270,234	26	(1,195)
Depreciation and amortization	61,336	6	66,277	6	4,941
Operating income (loss)	$47,746	4%	$(18,019)	(2)%	$65,765

The following is a reconciliation of operating income (loss) to AOCF:

	Years Ended December 31,		Increase
	2009	2008	(Decrease) in
	Amount	Amount	AOCF
Operating income (loss)	$47,746	$(18,019)	$65,765
Share-based compensation	14,262	12,732	1,530
Depreciation and amortization	61,336	66,277	(4,941)
AOCF	$123,344	$60,990	$62,354

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Revenues, net for the year ended December 31, 2009 increased $19,459 (2%) as compared to revenues, net for the prior year.  This net increase is attributable to the following:

Increase in network affiliation fee revenue, primarily from third parties	$42,134
Decrease in revenues from entertainment events	(21,454)
Decrease in team and other live sporting event revenues	(3,393)
Other net increases	2,172
$19,459

The increase in network affiliation fee revenue for year ended December 31, 2009 as compared to the prior year was primarily attributable to increases in contractual affiliation rates and higher subscriber counts.

Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG networks.  This new long-term affiliation agreement will result in estimated incremental revenues provided to Madison Square Garden of approximately $30,000 for 2010, as compared to the amount recognized pursuant to Madison Square Garden’s arrangement with Cablevision for 2009, and other additional consideration.  This new affiliation agreement will provide for the carriage of the MSG Network and MSG Plus programming services on Cablevision’s cable systems in the tri-state area.  This agreement has a term of 10 years, obligates the Company to carry such program services on its cable systems and provides for the payment by the Company to the MSG networks of a per subscriber license fee, which fee is increased each year during the term of the agreement.

Revenues from entertainment events for the year ended December 31, 2009 decreased from the prior year primarily due to fewer entertainment events in the Madison Square Garden arena (the “Arena”) and, individually, to a lesser extent, lower revenues from the presentation of the Radio City Christmas Spectacular at Radio City Music Hall and the winter themed production, Wintuk. These declines were offset in part by an increase in revenues resulting primarily from a higher number of events at the Beacon Theatre, which was shut down the last five months of 2008 during its restoration, higher revenues from the Radio City Christmas Spectacular touring show’s theater presentations, as well as a new production first presented in 2009, Banana Shpeel.

Team and other live sporting event revenues decreased for the year ended December 31, 2009 as compared to the prior year primarily from a decrease in sports teams’ playoff related revenues, revenues from other live sporting events, primarily boxing events, and suite revenues.  These decreases were partially offset by higher sports teams’ regular season ticket related revenue due primarily to higher average ticket prices.

Madison Square Garden’s revenues are highly dependent on its customers’ discretionary entertainment spending.  In addition, its entertainment business is dependent on the number of events presented in its venues by Madison Square Garden and by third parties.  For the year ended December 31, 2009, Madison Square Garden saw a reduction in the renewal of certain of its suite licenses, a lower level of Arena event bookings, and lower attendance at the presentation of the Radio City Christmas Spectacular at Radio City Music Hall reflecting the current economic environment.

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 decreased $42,560 (6%) as compared to the prior year.  This decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$(16,887)
Decrease in network operating costs, primarily from lower levels of production costs	(12,918)
Decrease due to lower net provision for NBA luxury tax (excluding the impact of certain team personnel transactions described above) of $7,948 and lower net provision for NHL revenue sharing (excluding playoffs) of $3,512	(11,460)
Decrease in expenses associated with other live sporting events	(8,947)
Higher non-event related venue operating costs including the impact of a new venue booking agreement for the Wang Theatre	5,480
Increase in variable costs associated with entertainment events	1,610
Other net increases, including higher team personnel compensation which was substantially offset by $4,838 in insurance recoveries related to a non season-ending player injury in 2009	562
$(42,560)

Team personnel transactions for the year ended December 31, 2009 primarily reflect provisions recorded for player waivers and the costs associated with a player trade of $5,169 and $3,286, respectively.  Team personnel transactions for the year ended December 31, 2008 primarily reflect provisions recorded for career-ending and season-ending player injuries of $20,952, which is net of anticipated insurance recoveries of $11,935, as well as player waivers of $3,226.

The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions described above) and NHL revenue sharing (excluding playoffs) for the year ended December 31, 2009 as compared to the prior year reflects a lower net provision for NBA luxury tax, based primarily on the Knicks’ estimated season-ending team salaries subject to the tax and a lower net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers’ and league-wide season-ending revenues.

The lower expenses associated with other live sporting events for the year ended December 31, 2009 as compared to the prior year primarily reflects the absence of costs associated with a large scale boxing event such as was held in 2008.

Variable costs associated with entertainment events increased for the year ended December 31, 2009 as compared to the prior year primarily due to an increase in costs, resulting primarily from a higher number of events at the Beacon Theatre which was shut down the last five months of 2008 during its restoration, as well as the costs associated with a new production first presented in 2009, Banana Shpeel.  These increases were partly offset by a decrease in costs resulting primarily from fewer entertainment events in the Arena.

As a percentage of revenues, technical and operating expenses decreased 5% during the year ended December 31, 2009 as compared to the prior year.

Selling, general and administrative expenses for the year ended December 31, 2009 increased $1,195 as compared to the prior year.  This increase is attributable to the following:

Decrease in legal and other professional fees, primarily due to the settlement of the litigation with the NHL in the first quarter of 2009	$(31,228)
Decrease in marketing costs, primarily at the networks	(8,622)
Increase in severance provisions, primarily due to a separation agreement with a team executive entered into in the second quarter of 2009	19,966
Increase in employee salaries and related benefits, primarily due to the impact of salary increases and additions to staff	18,014
Other net increases	3,065
$1,195

As a percentage of revenues, selling, general and administrative expenses remained constant during the year ended December 31, 2008 as compared to the prior year.

Depreciation and amortization for the year ended December 31, 2009 decreased $4,941 (7%) as compared to the prior year mainly due to certain intangible assets becoming fully amortized in the first quarter of 2009.

Adjusted operating cash flow for the year ended December 31, 2009 increased $62,354 (102%) as compared to the prior year.  The increase was primarily due to a net increase in revenues and a net decrease in operating costs, as discussed above.

Newsday

The table below sets forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment for the year ended December 31, 2009 and for the period July 30, 2008 through December 31, 2008.

	Year Ended December 31, 2009		For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues
Revenues, net	$342,336	100%	$180,597	100%
Technical and operating expenses (excluding depreciation and amortization shown below)	210,588	62	110,955	61
Selling, general and administrative expenses	110,660	32	51,194	28
Restructuring expense	6,496	2	7,225	4
Depreciation and amortization (including impairments)	27,207	8	414,571	230
Operating loss	$(12,615)	(4)%	$(403,348)	(223)%

The following is a reconciliation of operating loss to AOCF for the year ended December 31, 2009 and for the period July 30, 2008 through December 31, 2008:

	Year Ended December 31, 2009		For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues
Operating loss	$(12,615)	(4)%	$(403,348)	(223)%
Share-based compensation	687	—	318	—
Restructuring expense	6,496	2	7,225	4
Depreciation and amortization (including impairments)	27,207	8	414,571	230
AOCF	$21,775	6%	$18,766	10%

Revenues, net for the year ended December 31, 2009 amounted to $342,336 and is comprised of the following:

	Year Ended December 31, 2009
	Amount	% of Net Revenues
Advertising Revenue	$258,953	76%
Circulation Revenue	76,780	22
Other Revenue	6,603	2
Revenues, net	$342,336	100%

Revenues, net for the period July 30, 2008 through December 31, 2008 amounted to $180,597 and are comprised of the following:

	For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Revenues
Advertising Revenue	$146,464	81%
Circulation Revenue	31,511	17
Other Revenue	2,622	2
Revenues, net	$180,597	100%

Newsday’s advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  In October 2009, Newsday transitioned to a subscriber access model for a substantial portion of its newsday.com website’s content.  The website is available for no additional charge to Newsday subscribers and to Optimum Online customers.

A newspaper’s circulation is the number of copies it distributes on an average day.  Circulation revenue is comprised of home delivery subscriptions, single copy sales at the newsstand or local retail outlets and a small amount associated with Newspaper in Education programs whereby newspapers are delivered to local schools for education programs.  On October 15, 2009, Newsday filed its most recent Publishers statement with the Audit Bureau of Circulation which indicated average paid circulation for the six months ended September 27, 2009 of approximately 357,000 on weekdays, approximately 323,000 on Saturdays and approximately 414,000 on Sundays.  Newsday’s paid circulation for weekdays, Saturdays and Sundays declined 5.4%, 4.1% and 4.6%, respectively, as compared to the same period in the prior year.

Advertising revenues, net for the year ended December 31, 2009 are comprised of the following:

	Year Ended December 31, 2009
	Amount	% of Net Advertising Revenues
Retail	$133,854	52%
National	53,466	20
Classified	71,633	28
Advertising revenues, net	$258,953	100%

Advertising revenues, net for the period July 30, 2008 through December 31, 2008 are comprised of the following:

	For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Advertising Revenues
Retail	$72,598	50%
National	31,010	21
Classified	42,856	29
Advertising revenues, net	$146,464	100%

Newsday has experienced declines in many of its advertising revenue categories for the year ended December 31, 2009 as compared to the same period in the prior year as a result of the continuing economic downturn with the most significant of these declines in the real estate, automotive and help wanted classified advertising categories; the financial services category within national advertising; and the home improvement and department store categories within retail advertising.  Additionally, Newsday has experienced a decrease in its average monthly page views since transitioning to a subscriber access model for its website’s content in October 2009.

Technical and operating expenses (excluding depreciation and amortization shown below) for the year ended December 31, 2009 amounted to $210,588 (62% of revenues, net).  For the period July 30, 2008 through December 31, 2008, technical and operating expenses amounted to $110,955 (61% of revenues, net).  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.  Circulation and distribution expenses (excluding employee compensation and benefits) for the year ended December 31, 2009 amounted to $56,166 (16% of revenues, net).  These expenses amounted to $28,197 (16% of revenues, net) for the period July 30, 2008 through December 31, 2008.  Newsprint and ink expenses for the year ended December 31, 2009 amounted to 37,323 (11% of revenues, net).  These expenses amounted to $22,220 (12% of revenues, net) for the period July 30, 2008 through December 31, 2008.  During the second quarter of 2009, Newsday completed its web-width reduction project to reduce the size of the Newsday and amNewYork newspapers and as a result, newsprint and operating supply costs have been reduced.  Included within technical and operating expenses for the year ended December 31, 2009 are severance costs of $253 related to workforce reductions in the circulation and production areas as a result of ongoing cost containment initiatives.

Selling, general, and administrative expenses for the year ended December 31, 2009 amounted to $110,660 (32% of revenues, net).  For the period July 30, 2008 through December 31, 2008, selling, general and administrative expenses amounted to $51,194 (28% of revenues, net).  Selling, general, and administrative expenses include primarily direct sales and marketing expenses and costs of facilities, information systems, finance, and research and promotion.  Direct sales expenses accounted for approximately 42% of selling, general, and administrative expenses for the year ended December 31, 2009, and approximately 44% of selling, general and administrative expenses for the period July 30, 2008 through December 31, 2008.  These expenses are directly linked to advertising revenues.  Included within selling, general and administrative expenses for the year ended December 31, 2009 are severance costs of $1,388, related to terminations within senior management, as well as terminations in the facilities and information system departments as a result of ongoing cost containment initiatives.

Restructuring expense for the year ended December 31, 2009 amounted to $6,496 (2% of revenues, net).  This is comprised of $3,590 in severance and other related costs associated with the elimination of 98 staff positions and $3,174 related to a lease modification termination penalty and other lease and contract exit costs.  Offsetting these expenses are restructuring credits of $268 for the year ended December 31, 2009 related to adjustments in severance and facility realignment provisions recorded in prior restructuring plans.  For the period July 30, 2008 through December 31, 2008, restructuring expenses amounted to $7,225 (4% of revenues, net) comprised of $5,181 in severance and other related costs associated with the elimination of 106 staff positions, $572 related to lease and other contract exit costs, and $1,472 related to the write-off of intangible assets due to the shutdown of one of the segment’s publishing businesses in December 2008.

Depreciation and amortization (including impairments) for the year ended December 31, 2009 was $27,207 and represents the depreciation of property and equipment and the amortization of definite-lived intangible assets acquired in connection with the Newsday transaction on July 29, 2008.  Included within depreciation expense is $4,025 for the year ended December 31, 2009 related to depreciation expense associated with the decreased remaining useful lives of two presses that were phased out of service in mid-year 2009.  Also included within depreciation expense for the year ended December 31, 2009 are impairment charges of $790 on fixed assets no longer used in the ordinary course of business and a

$2,000 impairment charge relating to the excess of the carrying value over the estimated fair value of Newsday’s indefinite-lived intangible trademark.  Depreciation and amortization for the period July 30, 2008 through December 31, 2008 amounted to $414,571 which includes the impairment of indefinite-lived intangibles, certain long-lived intangible assets and goodwill of $400,880 and $3,300 of depreciation expense related to a printing press taken out of service in December 2008.

Adjusted operating cash flow for the year ended December 31, 2009 was $21,775 (6% of revenues, net). This represents a decrease as a percent of revenues, net, over the adjusted operating cash flow for the period July 28, 2008 through December 31, 2008.  This decrease is driven primarily by the continued economic downturn in 2009, which resulted in further advertising revenue declines, partially offset by expense savings, as discussed above.

Comparison of Consolidated Year Ended December 31, 2008 Versus Year Ended December 31, 2007

Consolidated Results — Cablevision Systems Corporation

Revenues, net for the year ended December 31, 2008 increased $745,635 (11%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

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

•                  amortization of costs to license programming, including program rights, and distribution and production related costs of our Rainbow and Madison Square Garden segments;

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•                  publication production and distribution costs of our Newsday segment.

Technical and operating expenses (excluding depreciation and amortization and impairments) in 2008 increased $352,788 (12%) as compared to 2007.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$167,415
Increase in expenses of the Rainbow segment, including expenses attributable to Sundance subsequent to acquisition in June 2008	34,425
Increase in expenses of the Madison Square Garden segment	89,534
Expenses of the Newsday segment subsequent to the date of the transaction on July 29, 2008	110,955
Other net increases	2,162
Intersegment eliminations	(51,703)
$352,788

As a percentage of revenues, technical and operating expenses remained constant during 2008 as compared to 2007.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $180,474 (12%) for 2008 as compared to 2007.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$68,106
Increase in expenses of the Rainbow segment, including expenses attributable to Sundance subsequent to acquisition in June 2008	42,263
Increase in expenses of the Madison Square Garden segment	27,038
Expenses of the Newsday segment subsequent to the date of the acquisition on July 29, 2008	51,194
Other net decreases	(4,310)
Inter-segment eliminations	(3,817)
$180,474

As a percentage of revenues, selling, general and administrative expenses remained constant in 2008 compared to 2007.

Restructuring expense amounted to $49,883 in 2008 and $4,733 in 2007.  The 2008 amount primarily includes the impairment of program rights of $40,974 and employee severance and other costs of $5,821 due to the Company’s decision in December 2008 to discontinue the U.S. domestic programming business of VOOM and $7,225 primarily relating to severance and other restructuring charges recognized by our Newsday segment.  Partially offsetting these charges were net credits of $4,137 primarily associated with adjustments to facility realignment provisions and other costs recorded in connection with the 2001, 2002 and 2006 restructuring plans.  The 2007 amount related primarily to severance and other costs of $3,123 associated with the 2007 restructuring plans and adjustments to facility realignment provisions and other costs recorded in connection with the 2001, 2002 and 2006 restructuring plans of $1,610.

Depreciation and amortization (including impairments) increased $388,921 for 2008 as compared to 2007.  The net increase consisted of $400,880 of impairment charges related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill at our Newsday segment, an impairment charge of $15,034 relating to the write-off of deferred carriage fees at VOOM after EchoStar ceased the distribution of VOOM in May 2008, an increase of $16,336 representing the depreciation and amortization resulting from the acquisition of the Sundance Channel in June 2008, and an increase of $13,691 representing the depreciation and amortization of Newsday subsequent to the date of the transaction on July 29, 2008.  Partially offsetting these increases was a decrease of $57,020 resulting primarily from certain assets becoming fully depreciated and certain asset retirements in the first quarter of 2007.

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

Income tax benefit attributable to continuing operations of $83,028 for the year ended December 31, 2008 resulted primarily from the Company’s pretax loss, state income tax expense of $15,708, tax benefit of $8,670 for the impact of a change in the state rate used to measure deferred taxes, tax expense of $2,694, including accrued interest, related to uncertain tax positions, an increase in the valuation allowance of $6,602 relating to certain state NOLs and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $5,934 and $2,640, respectively.

Income tax expense attributable to continuing operations of $78,967 for the year ended December 31, 2007 resulted primarily from the Company’s pretax income, state income tax expense of $7,087, tax expense of $10,831 for the impact of a change in the state rate used to measure deferred taxes, tax expense of $8,849, including accrued interest, related to uncertain tax positions, a decrease in the valuation allowance of $536 relating to certain state NOLs and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $9,355 and $6,285, respectively.

Net loss attributable to noncontrolling interests for the years ended December 31, 2008 and 2007 of $8,108 and $321, respectively, represent other parties’ share of the net losses of entities which are not entirely owned by us but which are consolidated in our financial statements.

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

Income (loss) from discontinued operations, net of taxes, for the years ended December 31, 2008 and 2007 reflects the following items, net of related income taxes and noncontrolling interests:

	Years Ended December 31,
	2008	2007
Gain (loss) on sale of Fox Sports Net Bay Area, net of taxes	$(3)	$186,281
Net operating results of the Rainbow DBS distribution business, net of taxes	(943)	4,167
Net operating results of Fox Sports Net Bay Area, net of taxes	—	4,787
	$(946)	$195,235

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment:

	Years Ended December 31,				Increase
	2008		2007		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$5,165,367	100%	$4,721,169	100%	$444,198
Technical and operating expenses (excluding depreciation and amortization)	2,174,295	42	2,006,880	43	(167,415)
Selling, general and administrative expenses	978,313	19	910,207	19	(68,106)
Depreciation and amortization	890,912	17	929,606	20	38,694
Operating income	$1,121,847	22%	$874,476	19%	$247,371

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase
	2008	2007	(Decrease) in
	Amount	Amount	AOCF
Operating income	$1,121,847	$874,476	$247,371
Share-based compensation	23,125	24,325	(1,200)
Depreciation and amortization	890,912	929,606	(38,694)
AOCF	$2,035,884	$1,828,407	$207,477

Revenues, net for the year ended December 31, 2008 increased $444,198 (9%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

				Percent
	Years Ended December 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,961,421	$2,774,291	$187,130	7%
High-speed data	1,099,634	1,013,462	86,172	9
Voice	685,643	534,553	151,090	28
Advertising	115,574	118,473	(2,899)	(2)
Other (including installation, home shopping, advertising sales commissions, and other products)	98,736	105,519	(6,783)	(6)
Total cable television	4,961,008	4,546,298	414,710	9
Optimum Lightpath	248,776	215,476	33,300	15
Intra-segment eliminations	(44,417)	(40,605)	(3,812)	(9)
Total Telecommunications Services	$5,165,367	$4,721,169	$444,198	9%

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

Adjusted operating cash flow increased $207,477 for the year ended December 31, 2008 as compared to 2007.  The increase was due primarily to an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Rainbow segment.

	Years Ended December 31,				Increase
	2008		2007		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$980,133	100%	$843,548	100%	$136,585
Technical and operating expenses (excluding depreciation, amortization and impairments)	362,861	37	328,436	39	(34,425)
Selling, general and administrative expenses	378,727	39	336,464	40	(42,263)
Restructuring expense	46,834	5	2,820	—	(44,014)
Depreciation and amortization (including impairments)	113,570	11	89,117	11	(24,453)
Operating income	$78,141	8%	$86,711	10%	$(8,570)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase
	2008	2007	(Decrease) in
	Amount	Amount	AOCF
Operating income	$78,141	$86,711	$(8,570)
Share-based compensation	13,237	14,734	(1,497)
Restructuring expense	46,834	2,820	44,014
Depreciation and amortization (including impairments)	113,570	89,117	24,453
AOCF	$251,782	$193,382	$58,400

The Rainbow segment’s operating income is comprised of the following:

	Years Ended December 31,
	2008	2007
Operating income (loss):
AMC, WE tv and IFC	$265,182	$239,567
Other programming services	(187,041)	(152,856)
	$78,141	$86,711

Other services primarily consist of News 12 Networks, IFC Entertainment, RASCO, Sportskool (sold in September 2008), Lifeskool (sold in October 2008), RNC, VOOM, and the results of Sundance Channel’s operations from the date of acquisition (June 16, 2008) through December 31, 2008.  The operating losses from Rainbow’s other services were attributable primarily to VOOM and the News 12 Networks, and to a lesser extent to IFC Entertainment, Sundance Channel and RASCO.

Revenues, net for the year ended December 31, 2008 increased $136,585 (16%) as compared to revenues, net for the prior year.  The increase is attributable to the following:

Increase in affiliation fee revenues and other revenue at Rainbow’s other services*	$58,878
Increase in advertising/sponsorship revenues at AMC, WE tv, and IFC	38,923
Increase in affiliation fee revenues and other revenue at AMC, WE tv and IFC resulting primarily from increases in viewing subscribers and rates	33,788
Net increase in advertising/sponsorship revenues at Rainbow’s other services resulting primarily from the acquisition of Sundance Channel in June 2008, partially offset by a decrease in advertising revenue at RASCO	4,996
$136,585

*                             Increase for the year ended December 31, 2008 is primarily from the acquisition of Sundance Channel in June 2008 and from the growth in distribution of VOOM by Cablevision which launched July 2007, partially offset by the loss of EchoStar’s carriage of VOOM in May 2008.  In December 2008, the Company decided to discontinue the U.S. domestic programming of VOOM, and effective January 20, 2009, Cablevision ceased carriage of VOOM.

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

*                           The Sundance Channel was acquired by the Company on June 16, 2008.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2008 increased $34,425 (10%) compared to 2007.  The increase is attributable to the following:

Increase in programming costs at AMC, WE tv and IFC due primarily to increased non-film programming costs, programming related costs and broadband/video-on-demand related costs	$18,644
Net increase resulting primarily from programming and content licensing costs of Sundance Channel from the date of acquisition and increased costs of RNC and News 12 Networks, partially offset by decreases at IFC Entertainment, Lifeskool and Sportskool	15,781
$34,425

As a percentage of revenues, technical and operating expenses decreased 2% during 2008 as compared to 2007.

Selling, general and administrative expenses increased $42,263 (13%) for 2008 compared to 2007.  The net increase is attributable to the following:

Increase in administrative costs primarily related to legal expenses, rent related expenses, management fees paid to CSC Holdings driven by increased revenues, and the acquisition of Sundance Channel in June 2008	$24,831
Increase in selling, marketing and advertising costs at AMC, WE tv and IFC primarily related to an increase in marketing and promotion of original programming and an increase in advertising sales related expenses due to increased advertising sales revenue	21,048
Increase in selling, marketing and advertising costs at Rainbow’s other services primarily related to the acquisition of Sundance Channel in June 2008, partially offset by lower marketing and promotional activities at IFC Entertainment, Lifeskool and Sportskool	2,437
Decrease in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	(6,053)
$42,263

As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2008 compared to 2007.

Restructuring expense of $46,834 for the year ended December 31, 2008 represents primarily the impairment of program rights of $40,974 and employee severance and other costs of $5,821 due to the Company’s decision in December 2008 to discontinue the U.S. domestic programming of VOOM.

Restructuring charges of $2,820 for the year ended December 31, 2007 represents primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) increased $24,453 (27%) in 2008 as compared to 2007.  Amortization expense (including impairments) increased $30,223 for 2008 as compared to 2007 primarily due to amortization expense of $16,131 relating to amortizable identifiable intangible assets acquired in connection with the acquisition of Sundance Channel and the write-off of $15,034 of deferred carriage fees at VOOM HD after EchoStar ceased the distribution of VOOM in May 2008.  Partially offsetting this increase was a decrease in depreciation expense of $5,770 as compared to the prior year primarily attributable to certain VOOM fixed assets becoming fully depreciated in 2007.

Adjusted operating cash flow increased $58,400 in 2008 compared to 2007 due to an increase in revenues, net of $136,585, partially offset by an increase in operating expenses, excluding share-based compensation, restructuring and depreciation and amortization expenses of $78,185 due primarily to increased programming and selling, general and administrative costs all as further discussed above.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Madison Square Garden segment.

	Years Ended December 31,				(Increase)
	2008		2007		Decrease in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Loss
Revenues, net	$1,042,958	100%	$1,002,182	100%	$40,776
Technical and operating expenses (excluding depreciation and amortization)	724,466	69	634,932	63	(89,534)
Selling, general and administrative expenses	270,234	26	243,196	24	(27,038)
Restructuring expense	—	—	221	—	221
Depreciation and amortization	66,277	6	62,399	6	(3,878)
Operating income (loss)	$(18,019)	(2)%	$61,434	6%	$(79,453)

The following is a reconciliation of operating income (loss) to AOCF:

	Years Ended December 31,		Increase
	2008	2007	(Decrease) in
	Amount	Amount	AOCF
Operating income (loss)	$(18,019)	$61,434	$(79,453)
Share-based compensation	12,732	11,715	1,017
Restructuring expense	—	221	(221)
Depreciation and amortization	66,277	62,399	3,878
AOCF	$60,990	$135,769	$(74,779)

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Revenues, net for the year ended December 31, 2008 increased $40,776 (4%) as compared to revenues, net for the prior year.  This net increase is attributable to the following:

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
$40,776

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2008 increased $89,534 (14%) as compared to the prior year.  This increase is attributable to the following:

Higher network operating costs, primarily related to higher levels of programming costs	$23,867
Net higher event related costs associated with winter-themed productions, primarily due to a new arena-sized Christmas Spectacular touring show launched in 2008	13,037
Higher event related costs associated with the higher net revenues from other entertainment events discussed above	19,222
Higher net provisions for certain team personnel transactions (including the impact of luxury tax)	12,611
Higher other team operating expenses, primarily team personnel compensation	22,245
Impact of the termination of the operating agreements for two Connecticut venues effective July 1, 2007	(6,263)
Other net increases, primarily non-event related venue operating costs	4,815
$89,534

As a percentage of revenues, technical and operating expenses increased 6% during the year ended December 31, 2008 as compared to the prior year.

Selling, general and administrative expenses for the year ended December 31, 2008 increased $27,038 (11%) as compared to the prior year.  This increase is attributable to the following:

Higher marketing costs	$11,579
Higher employee salaries and related benefits	9,123
Net higher legal fees, provisions for litigation and other professional fees	6,130
Other net increases	206
$27,038

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

Adjusted operating cash flow for the year ended December 31, 2008 decreased $74,779 (55%) as compared to the prior year.  The decrease was primarily due to a net increase in operating costs, partly offset by a net increase in revenues, as discussed above.

Newsday

The table below sets forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment for the period July 30, 2008 through December 31, 2008.

	For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Revenues
Revenues, net	$180,597	100%
Technical and operating expenses (excluding depreciation and amortization)	110,955	61
Selling, general and administrative expenses	51,194	28
Restructuring expense	7,225	4
Depreciation and amortization (including impairments)	414,571	230
Operating loss	$(403,348)	(223)%

The following is a reconciliation of operating loss to AOCF:

	For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Revenues
Operating loss	$(403,348)	(223)%
Share-based compensation	318	—
Restructuring expense	7,225	4
Depreciation and amortization (including impairments)	414,571	230%
AOCF	$18,766	10%

Revenues, net for the period July 30, 2008 through December 31, 2008 amounted to $180,597 and are comprised of the following:

	For the period July 30, 2008 through December 31, 2008
	Amount	% of Net Revenues
Advertising Revenue	$146,464	81%
Circulation Revenue	31,511	17
Other Revenue	2,622	2
Revenues, net	$180,597	100%

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

CSC HOLDINGS, LLC

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Years Ended December 31,
	2009	2008	2007
Interest expense relating to Cablevision senior notes issued in April 2004 and September 2009 included in Cablevision’s consolidated statements of operations	$114,120	$125,874	$134,446
Interest income related to cash held at Cablevision	(383)	(591)	(3,453)
Interest income included in CSC Holdings’ consolidated statements of operations related to interest on Cablevision’s 8% senior notes due 2012 and the accretion of the discount related to the notes issued by Cablevision in connection with the Newsday transaction which were contributed to CSC Holdings (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	62,405	26,155	—
Loss on extinguishment of debt	515	—	—
Write-off of deferred financing costs related to the repurchase of a portion of Cablevision’s April 2009 senior notes pursuant to a tender offer	72	—	—
Miscellaneous income	—	(4)	—
Income tax benefit included in Cablevision’s consolidated statements of operations related to the items listed above	(71,078)	(59,645)	(55,448)

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION - CABLEVISION

Operating Activities

Net cash provided by operating activities amounted to $1,637,599 for the year ended December 31, 2009 compared to $1,416,586 for the year ended December 31, 2008.  The 2009 cash provided by operating activities resulted from $1,369,565 of income before depreciation and amortization (including impairments), $688,164 of non-cash items and a $21,147 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $258,670 resulting from the acquisition of and payment of obligations relating to program rights, a $69,698 decrease in accounts payable and accrued liabilities, a $55,105 decrease in liabilities under derivative contracts, a $47,966 increase in current and other assets and a $9,838 increase in other deferred costs.  The increase in cash provided by operating activities of $221,013 in 2009 as compared to 2008 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $463,749, partially offset by a decrease of $242,736 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,416,586 for the year ended December 31, 2008 compared to $939,740 for the year ended December 31, 2007.  The 2008 cash provided by operating activities resulted from $1,272,583 of income before depreciation and amortization (including impairments), $321,397 of non-cash items, a $153,417 increase in liabilities under derivative contracts and an $85,468 increase in accounts payable and accrued liabilities.  Partially offsetting these increases were decreases in cash of $248,511 resulting from the acquisition of and payment of obligations relating to program rights, a $99,995 increase in current and other assets, a $30,782 increase in other deferred costs, a $20,896 decrease in deferred revenue and a $16,095 decrease in deferred carriage fees payable.  The increase in cash provided by operating activities of $476,846 in 2008 as compared to 2007 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $230,987 and an additional net increase of $245,859 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $939,740 for the year ended December 31, 2007.  The 2007 cash provided by operating activities resulted from $1,141,928 of income before depreciation and amortization, $221,065 of non-cash items, an increase of $64,844 in liabilities under derivative contracts and a $36,929 increase in deferred revenue.  Partially offsetting these increases were decreases in cash resulting from a $198,663 increase in program rights resulting primarily from new film licensing and original programming agreements, a $122,644 increase in current and other assets, a $134,798 decrease in accounts payable and accrued liabilities, a $26,431 increase in other deferred costs, a $25,569 decrease in deferred carriage fees payable, and a $16,921 decrease in program rights obligations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $808,614 compared to $1,744,240 for the year ended December 31, 2008.  The 2009 investing activities consisted primarily of $810,304 of capital expenditures ($696,492 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $1,690.

Net cash used in investing activities for the year ended December 31, 2008 was $1,744,240 compared to $551,242 for the year ended December 31, 2007.  The 2008 investing activities consisted primarily of $909,101 of capital expenditures ($783,711 of which relate to our Telecommunications Services segment), $782,590 of payments relating primarily to the acquisitions of Newsday, Sundance Channel and 4Connections LLC, $37,600 of other investments and other net cash payments aggregating $14,949.

Net cash used in investing activities for the year ended December 31, 2007 was $551,242.  The 2007 investing activities consisted primarily of $781,306 of capital expenditures ($678,384 of which relate to our Telecommunications Services segment) and other net cash payments aggregating $7,346, partially offset by proceeds from the sale of the Company’s interest in Fox Sports Net New England of $212,904 and net distributions from equity method investees of $24,506.

Financing Activities

Net cash used in financing activities amounted to $796,961 for the year ended December 31, 2009 compared to net cash provided by financing activities of $296,803 for the year ended December 31, 2008.  In 2009, the Company’s financing activities consisted primarily of the repayment and repurchase of senior notes of $2,398,740, net repayments of bank debt of $355,000, dividend payments to common shareholders of $123,499, additions to deferred financing costs of $52,305 and other net cash payments of $5,701, partially offset by proceeds of $2,138,284 from the issuance of senior notes.

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

Net cash used in financing activities amounted to $923,292 for the year ended December 31, 2007.  In 2007, the Company’s financing activities consisted primarily of $693,158 used for the redemption of senior notes and senior subordinated notes and debentures, net repayments of bank debt of $103,750, a payment of $69,025 representing the purchase of treasury stock relating to minimum statutory tax withholding requirements on restricted stock awards that vested during 2007, dividend payments relating to the exercise or vesting of equity based awards of $67,319 and other net cash payments of $20,834, partially offset by proceeds from the exercise of stock options of $30,794.

CASH FLOW DISCUSSION – CSC HOLDINGS

Operating Activities

Net cash provided by operating activities amounted to $1,787,535 for the year ended December 31, 2009 compared to $1,405,389 for the year ended December 31, 2008.  The 2009 cash provided by operating activities resulted from $1,475,216 of income before depreciation and amortization (including impairments), $743,363 of non-cash items and a $21,147 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $258,670 resulting from the acquisition of and payment of obligations relating to program rights, a $83,346 decrease in accounts payable and accrued liabilities, a $55,105 decrease in liabilities under derivative contracts, a $45,232 increase in current and other assets and a $9,838 increase in other deferred costs.  The increase in cash provided by operating activities of $382,146 in 2009 as compared to 2008 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $484,300, partially offset by a decrease of $102,154 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,405,389 for the year ended December 31, 2008 compared to $935,889 for the year ended December 31, 2007.  The 2008 cash provided by operating activities resulted from $1,364,372 of income before depreciation and amortization (including impairments), $369,907 of non-cash items, a $153,417 increase in liabilities under derivative contracts and an $88,461 increase in accounts payable and accrued liabilities.  Partially offsetting these increases were decreases in cash of $248,511 resulting from the acquisition of and payment of obligations relating to program rights, a $154,687 increase in advances to affiliates, a $99,797 increase in current and other assets, a $30,782 increase in other deferred costs, a $20,896 decrease in deferred revenue and a $16,095 decrease in deferred carriage fees payable.  The increase in cash provided by operating activities of $469,500 in 2008 as compared to 2007 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $248,765 and an additional net increase of $220,735 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $935,889 for the year ended December 31, 2007.  The 2007 cash provided by operating activities resulted from $1,217,473 of income before depreciation and amortization, $268,041 of non-cash items, an increase of $64,844 in liabilities under derivative contracts and a $36,929 increase in deferred revenue.  Partially offsetting these increases were decreases in cash resulting from a $198,663 increase in program rights resulting primarily from new film licensing and original programming agreements, a $137,169 decrease in accounts payable and accrued liabilities, a $123,829 increase in advances to affiliates, a $122,816 increase in current and other assets, a $26,431 increase in other deferred costs, a $25,569 decrease in deferred carriage fees payable, and a $16,921 decrease in program rights obligations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $808,614 compared to $1,744,240 for the year ended December 31, 2008.  The 2009 investing activities consisted primarily of $810,304 of capital expenditures ($696,492 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $1,690.

Net cash used in investing activities for the year ended December 31, 2008 was $1,744,240 compared to $551,242 for the year ended December 31, 2007.  The 2008 investing activities consisted primarily of $909,101 of capital expenditures ($783,711 of which relate to our Telecommunications Services segment), $782,590 of payments relating primarily to the acquisitions of Newsday, Sundance Channel and 4Connections LLC, $37,600 of other investments and other net cash payments aggregating $14,949.

Net cash used in investing activities for the year ended December 31, 2007 was $551,242.  The 2007 investing activities consisted primarily of $781,306 of capital expenditures ($678,384 of which relate to our Telecommunications Services segment) and other net cash payments aggregating $7,346, partially offset by proceeds from the sale of the Company’s interest in Fox Sports Net New England of $212,904 and net distributions from equity method investees of $24,506.

Financing Activities

Net cash used in financing activities amounted to $959,955 for the year ended December 31, 2009 compared to net cash provided by financing activities of $308,827 for the year ended December 31, 2008.  In 2009, the Company’s financing activities consisted primarily of the repayment and repurchase of senior notes of $1,898,225, net repayments of bank debt of $355,000, additions to deferred financing costs of $33,284 and other net cash payments of $5,881, partially offset by proceeds of $1,250,920 from the issuance of senior notes and net contributions from Cablevision of $81,515.

Net cash provided by financing activities amounted to $308,827 for the year ended December 31, 2008 compared to net cash used in financing activities of $813,944 for the year ended December 31, 2007.  In 2008, the Company’s financing activities consisted primarily of net proceeds of bank debt of $765,000 and proceeds of $500,000 from the issuance of senior notes, partially offset by the redemption of senior notes of $500,000, net repayments of collateralized indebtedness of $364,660, dividend distributions to Cablevision of $48,867, additions to deferred financing costs of $35,858, and other net cash payments of $6,788.

Net cash used in financing activities amounted to $813,944 for the year ended December 31, 2007.  In 2007, the Company’s financing activities consisted primarily of $693,158 used for the redemption of senior notes and senior subordinated notes and debentures, net repayments of bank debt of $103,750 and other net cash payments of $17,036.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $31 for the year ended December 31, 2009,  a cash outflow of $7,056 for the year ended December 31, 2008 and a cash inflow of $371,055 for the year ended December 31, 2007.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $31 for the year ended December 31, 2009 compared to net cash used in operating activities of discontinued operations of $59,894 for the year ended December 31, 2008.  The 2008 cash used in operating activities resulted from a $58,293 cash payment to settle the Loral contract dispute and a net loss of $1,601 before depreciation and amortization and non-cash items.

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

The net increase in cash classified as assets held for sale was $24,461 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group (“CNYG”) Class A common stock, CNYG Class B common stock and approximately $2,582,000 of debt securities, including $1,900,000 held by third party investors (including the senior notes issued in September 2009 discussed below) and approximately $682,000 (with a fair value of approximately $650,000 at the date of contribution on July 29, 2008), in connection with the Newsday transaction), which were contributed to CSC Holdings and are now held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $682,000 of notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

On September 23, 2009, Cablevision issued $900,000 face amount of 8-5/8% senior notes due September 15, 2017.  These notes are senior unsecured obligations and are not guaranteed by any of Cablevision’s subsidiaries.  Cablevision may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $887,364 after giving effect to the original issue discount of approximately $12,636.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $19,021.

The net proceeds from the September offering, along with cash on hand, aggregating $869,600 were used by Cablevision to purchase 1,607,119 shares of common stock of CSC Holdings in October 2009, which in turn used the proceeds from the sale of its common stock to Cablevision, along with borrowings under its credit facility, to repurchase a portion of its outstanding senior notes pursuant to the September 2009 tender offers discussed below.

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

We have assessed the implications of the recent distress in the capital and credit markets on our ability to repay our scheduled debt maturities over the next twelve months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next twelve months totaling $310,000, as well as a $50,000 discretionary repayment (made in January 2010) under our revolving credit facility as of December 31, 2009.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and RNS revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

In the longer term, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our ability to access the capital markets.  We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating dividend payments or other discretionary uses of cash.

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the year ended December 31, 2009:

	Restricted Group	Rainbow National Services	Newsday LLC(a)	Other Entities	Eliminations(b)	Total CSC Holdings	Cablevision	Eliminations(c)	Total Cablevision
Bank debt	$4,068,750	$580,000	$650,000	$—	$—	$5,298,750	$—	$—	$5,298,750
Capital lease obligations	—	15,894	1,328	51,729	(12,410)	56,541	—	—	56,541
Senior notes and debentures	3,134,909	299,283	—	—	—	3,434,192	2,548,642	(660,951)	5,321,883
Senior subordinated notes	—	323,817	—	—	—	323,817	—	—	323,817
Collateralized indebtedness relating to stock monetizations	—	—	—	375,832	—	375,832	—	—	375,832
Total debt	$7,203,659	$1,218,994	$651,328	$427,561	$(12,410)	$9,489,132	$2,548,642	$(660,951)	$11,376,823

Interest expense	$462,720	$75,842	$64,874	$35,929	$—	$639,365	$176,525	$(62,405)	$753,485
Capital expenditures	$686,626	$2,569	$7,514	$113,595	$—	$810,304	$—	$—	$810,304

(a)                      CSC Holdings has guaranteed Newsday’s obligation under its $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)                     Represents capital leases obligations between subsidiaries of the Company that are eliminated in consolidation.

(c)                      Represents the elimination of the accreted value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.

The following table provides details of the Company’s capital expenditures for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
Capital Expenditures
Consumer premise equipment	$328,148	$379,748
Scalable infrastructure	131,847	191,315
Line extensions	30,501	29,721
Upgrade/rebuild	18,593	9,659
Support	103,959	100,902
Total Cable Television	613,048	711,345
Optimum Lightpath	83,444	72,366
Total Telecommunications	696,492	783,711
Rainbow	20,678	31,727
Madison Square Garden	59,361	55,192
Newsday	7,514	3,045
Other (Corporate, Clearview Cinemas, and PVI)	26,259	35,426
Total Cablevision	$810,304	$909,101

Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2009 and thereafter, including capital leases and related interest, the value deliverable at maturity under monetization contracts and the $5,298,750 of outstanding bank debt as of December 31, 2009 are as follows:

	Cablevision		Restricted Group	Rainbow National Services	Newsday	Other Entities		Total
2010	$—		$335,000	$27,481	$584	$177,787	(a)	$540,852
2011	—		760,796	52,481	368	210,817	(a)	1,024,462
2012	1,000,000	(b)	1,881,870	482,481	142	2,786		3,367,279	(b)
2013	—		551,857	327,481	650,099	2,786		1,532,223
2014	—		856,029	327,481	78	2,786		1,186,374
Thereafter	900,000		2,923,611	12,710	240	27,395		3,863,956
Total	$1,900,000		$7,309,163	$1,230,115	$651,511	$424,357		$11,515,146

(a)                      Cablevision has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.  The amounts included in the table are $171,401 in 2010 and $204,431 in 2011.

(b)                     Excludes the $682,000 principal amount of Cablevision 8% senior notes due 2012 contributed to CSC Holdings (with a fair value of approximately $650,000 at the date of contribution) which in turn contributed such notes to Newsday Holdings LLC, which in turn pledged those senior notes to the lenders under its credit facility.

Restricted Group

As of December 31, 2009, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers, of which approximately 2.9 million subscribe to our digital video service), and high-speed data service (approximately 2.6 million customers), and our VoIP services operations (approximately 2.1 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include: capital spending, in particular, the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; distributions to Cablevision to fund dividends payable to stockholders of CNYG Class A and CNYG Class B common stock; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under the Restricted Group’s credit facility.

On May 27, 2009, CSC Holdings entered into an agreement that provided for an extension of the maturity date from March 29, 2013 to March 29, 2016 of $1,166,778 of the then $3,395,000 outstanding principal amount of the term B loan under its credit facility.  Consenting lenders received a one-time amendment fee of five basis points (.05%) on their total loan commitments.  Lenders electing to extend their loan commitments will be paid an annual extension fee of 1.5% of their loan commitments through maturity on March 29, 2016.

The Restricted Group’s credit facility consists of four components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility, a $2,228,222 term B loan facility and a $1,166,778 term B-2 extended loan facility.  The four components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2009, $50,000 was drawn and an additional $59,337 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $890,663 of the revolver was undrawn and was available to be drawn to meet the net funding and investment requirements of the Restricted Group.  The revolving credit facility and the term A-1 loan facility mature in February 2012, the term B loan facility matures in March 2013 and the term B-2 extended loan facility matures in March 2016.  The revolver has no required interim repayments.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $62,500 in 2010 and $100,000 in 2011.  The $2,228,222 term B loan facility is subject to quarterly repayments of $5,743 through March 31, 2012 and $539,827 beginning on June 30, 2012 through its maturity date in March 2013.  The $1,166,778 term B-2 extended loan facility is subject to quarterly repayments of $3,007 through December 30, 2015 and a final payment of $1,085,585 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at anytime.  Outstanding borrowings under the revolving credit facility, term A-1 loan facility, term B loan facility and term B-2 extended loan facility were $50,000, $650,000, $2,210,994 and $1,157,756 respectively, at December 31, 2009.  The weighted average interest rates as of December 31, 2009 on borrowings under the revolving credit facility, term A-1 loan facility, term B loan facility and term B-2 extended loan facility were 1.23%, 1.26%, 2.00% and 2.00%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility and term B-2 extended loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage (as defined in the term A-1 loan facility) that had been 5.00 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage (as defined in the term A-1 loan facility) that had been 3.25 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit CSC Holdings’ ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility and term B-2 extended loan facility, CSC Holdings’ is limited in its ability to incur additional indebtedness based on a maximum total leverage ratio (as defined in the term B loan facility) that had been 5.50 times cash flow through December 31, 2009 with a subsequent step-down to 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio (as defined in the term B loan facility and term B-2 extended loan facility) of 4.50 times cash flow.

Under the revolving credit facility, the term A-1 facility, term B loan facility and term B-2 extended loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  CSC Holdings’ ability to make restricted payments is also limited by provisions in the term B loan facility and term B-2 extended loan facility and the indentures covering CSC Holdings’ notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2009.

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

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem all or a portion of the notes at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  In addition, we incurred financing costs of $10,832.  The proceeds were used in connection with the February 2009 tender offers discussed below and to repay a portion of the outstanding $500,000 face amount of Cablevision April 2009 Notes.

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

On September 9, 2009, CSC Holdings announced that it commenced a cash tender offer (the “CSC Holdings September Tender”) for its outstanding $1,000,000 face amount of 7-5/8% senior notes due April 1, 2011 (“April 2011 Notes”) for total consideration of $1,050.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,020.00 per $1,000.00 principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes and its outstanding $500,000 face amount of 6-3/4% senior notes due April 15, 2012 (“April 2012 Notes”) for total consideration of $1,046.25 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000.00 principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes.

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

As a result of these transactions, the interest rate paid on approximately 90% of the Company’s debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 33% is effectively fixed through utilization of interest rate swap contracts) as of December 31, 2009.

The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2009:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2009*
March 2010	$1,100,000	3.65%	0.26%
June 2012	$2,600,000	4.86%	0.26%

*                               Represents the floating rate received by the Company under its interest rate swap contracts at December 31, 2009 and does not represent the rates to be received by the Company on future payments.

Rainbow and Rainbow National Services

RNS, an indirect wholly-owned subsidiary, owns the Company’s AMC, WE tv and IFC programming operations.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS and borrowings under its revolving credit facilities.  RNS’ principal uses of cash include: the debt service of RNS and the net funding and investment requirements of other Rainbow programming entities including News 12 Networks, MSG Varsity and the continuing international operations of the VOOM HD Networks.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $25,000 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facilities.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit Facility.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at December 31, 2009.

Outstanding borrowings under the term A loan facility and the original revolving credit facility were $450,000 and $130,000, respectively, at December 31, 2009.  At December 31, 2009, the weighted average interest rate on both the term A loan facility and amounts drawn under the original revolving credit facility was 1.25%.  As of December 31, 2009, $130,000 of the RNS revolving credit facility was drawn and RNS had $450,000 in total undrawn revolver commitments consisting of $170,000 under its original revolver and $280,000 under the Incremental Revolver, which undrawn amounts were available to be drawn to meet the net funding and investment requirements of RNS.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC (“RPH”), the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries, and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  The term A loan requires quarterly repayments of $6,250 in 2010, $12,500 in 2011 and 2012, and $162,500 on March 31, 2013 and June 30, 2013, the maturity of the term A loan.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of December 31, 2009.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

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

In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt.  These contracts were not designated as hedges for accounting purposes.  In November 2009, these contracts matured.

Rainbow Media Holdings

As of December 31, 2009, Madison Square Garden, L.P., a subsidiary of Madison Square Garden, which the Company distributed on February 9, 2010, had extended intercompany loans aggregating $190,000 to Rainbow Media Holdings, an unrestricted, indirect wholly-owned subsidiary of Cablevision.  On January 28, 2010, the intercompany loans were replaced with a promissory note from Rainbow Media Holdings to Madison Square Garden, L.P. having a principal amount of $190,000.  The note will accrue interest at a rate of 3.25% per annum.  The note is non-amortizing and has a maturity date of June 30, 2010 with prepayment without penalty at Rainbow Media Holdings’ option.  We expect to be able to repay the promissory note through the use of one or more of the following: cash on hand, cash generated by operating activities and available borrowings under our credit facilities.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday has a $650,000 senior secured credit facility that is rated Ba3 with a stable outlook by Moody’s and BB by Standard & Poor’s, and is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The interest rate on the floating rate term loan facility at December 31, 2009 was approximately 6.53%, representing the Eurodollar rate (as defined) plus 6.25%.

On October 28, 2009, Newsday LLC entered into an amendment to its credit facility that provided for: (a) the replacement of the 1.1 to 1 consolidated interest coverage ratio covenant with a $25,000 minimum liquidity covenant, (b) an increase in the interest rate applicable for the $525,000 fixed rate term loan facility from 9.75% to 10.50%, (c) an increase in the interest rate margin applicable to the $125,000 floating rate term loan facility from 5.50% to 6.25% and (d) increases in the prepayment premiums applicable to repayments of term loans prior to maturity.  Newsday LLC paid each consenting lender a one-time fee equal to 0.25% of the lender’s commitment.

The principal financial covenant for the senior secured credit facility is a minimum liquidity test of $25,000, which is tested bi-annually on June 30 and December 31.  The senior secured credit facility also contains other affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC Holdings under the Newsday LLC senior secured credit facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of December 31, 2009.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

Monetization Contract Maturities

Monetization contracts covering 10,738,809 shares of Comcast Corporation stock matured during 2009.  We settled our obligations under the related Comcast collateralized indebtedness, net of the value of the related equity derivative contracts, by delivering cash from the net proceeds of monetization transactions covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

During the next twelve months, monetization contracts covering 8,069,934 shares of Comcast mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our monetization contracts.

Contractual Obligations and Off Balance Sheet Commitments

The Company’s contractual obligations to third parties as of December 31, 2009, which consist primarily of our debt obligations, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Programming obligations (1)	$2,374,378	$946,312	$1,217,110	$199,471	$11,485	$—
Purchase obligations (2)	1,697,215	406,588	299,428	181,836	809,363	—
Operating lease obligations (3)	986,811	113,658	231,722	214,609	426,822	—
Guarantees (4)	8,848	8,848	—	—	—	—
Letters of Credit (5)	61,738	3,815	57,923	—	—	—
	5,128,990	1,479,221	1,806,183	595,916	1,247,670	—
Contractual obligations reflected on the balance sheet:
Debt obligations (6)	11,439,995	531,401	4,377,097	2,707,886	3,823,611	—
Program rights obligations (7)	441,188	121,019	173,946	92,780	53,443	—
Capital lease obligations (8)	75,151	9,451	14,644	10,711	40,345	—
Taxes (9)	68,500	3,497	—	—	—	65,003
	12,024,834	665,368	4,565,687	2,811,377	3,917,399	65,003

Total	$17,153,824	$2,144,589	$6,371,870	$3,407,293	$5,165,069	$65,003

See discussion above regarding payment options the Company has on its monetization contracts.  See Notes 10 and 11 to our consolidated financial statements for a discussion of our long-term debt.  See Note 14 to our consolidated financial statements for a discussion of our operating leases.  See Note 2 to our consolidated financial statements for a discussion of our program rights obligations.

(1)                      Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2009 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2009.

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

(6)                      Excludes interest payments and includes future payments due on the Company’s (i) bank debt, (ii) senior notes and debentures, (iii) senior subordinated notes and debentures, and (iv) collateralized indebtedness.

(7)                      Program rights obligations represent the future payments of liabilities recorded for rights acquired to broadcast various professional sports teams’ events and programming for exhibition on the Company’s networks.

(8)                      Reflects the face amount of capital lease obligations, including related interest.

(9)                      This amount represents tax liabilities, including accrued interest, relating to uncertain tax positions.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments or the NHL for revenue sharing.

EchoStar was issued a 20% interest in VOOM HD Holdings, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD Holdings by the Company.  On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in VOOM HD Holdings at fair value.  The table above does not include any future payments that would be required upon the exercise of the put right, if any.  See “Item 3.  Legal Proceeding - EchoStar Contract Dispute”.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in DTV Norwich LLC.  The other investor has the right, for ten years, to put its remaining 10% interest to the Company at fair value to be determined by a process involving independent valuation experts.  The table above does not include any future payments that would be required upon the exercise of this put right.

At any time after the thirteenth anniversary of the closing of the Newsday Transaction and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company’s entire interest in Newsday Holdings LLC at the fair value of the interest at that time (see Note 4 to the Company’s consolidated financial statements).  The table above does not include any future payments that would be required upon the exercise of this put right.

Other Events

On February 25, 2009, May 6, 2009, July 29, 2009 and November 2, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share paid on March 31, 2009, June 9, 2009, September 1, 2009, and December 4, 2009, respectively, to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 9, 2009, May 18, 2009, August 10, 2009, and November 13, 2009, respectively.

During the year ended December 31, 2009, CSC Holdings paid dividends to Cablevision aggregating approximately $790,082.  The proceeds were used to fund:  (i) Cablevision’s repurchase of a portion of Cablevision’s April 2009 Notes pursuant to the tender offer completed in March 2009 ($196,269); (ii) Cablevision’s repayment of the remaining outstanding balance of its April 2009 Notes upon their maturity ($303,731) (see Note 10); (iii) Cablevision’s dividends paid on March 31, 2009, June 9, 2009, September 1, 2009 and December 4, 2009; (iv) Cablevision’s interest payments on certain of its senior notes; and (v) Cablevision’s payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company’s Madison Square Garden segment.  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held of record on the Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held of record on the Record Date.  Through December 31, 2009, we have reflected the historical financial results of Madison Square Garden in our consolidated financial statements within continuing operations.  For the periods following the MSG Distribution, we will not consolidate the financial results of Madison Square Garden for the purpose of our own financial reporting.  After the date of the MSG Distribution, the historical financial results of Madison Square Garden will be reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date beginning with the financial statements to be filed for the quarter ending March 31, 2010.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

To manage interest rate risk, we have entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative or trading purposes.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade.  We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.

All interest rate swap contracts are carried at their fair values on our consolidated balance sheets, with changes in value reflected in our consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2009, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in the Accounting Standards Codification (“ASC”) Topic 820-10.  ASU No. 2010-06 amends ASC Topic 820-10 to now require that (a) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU No. 2010-06 clarifies existing disclosures on (a) how a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (b) how a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU No. 2010-06 is effective for the Company in the fourth quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures will be effective for the Company in the first quarter of 2011.  Early adoption is permitted.

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

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2009, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $375,832 at December 31, 2009.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of December 31, 2009, the fair value and the carrying value of our holdings of Comcast common stock aggregated $362,113.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $36,211.  As of December 31, 2009, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $35,970, a net receivable position.  For the year ended December 31, 2009, we recorded a net gain on our outstanding equity derivative contracts of $631 and recorded unrealized losses of $430 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2008, net receivable position	$113,737
Change in fair value, net	631
Settlement of contracts	(78,398)
Fair value as of December 31, 2009, net receivable position	$35,970

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High
Comcast
	8,069,934	2010	$20.03 - $22.07	$30.04	$33.10
	13,407,684	2011	$13.16 - $17.45	$15.79	$22.68

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2009, the fair value of our fixed rate debt of $6,985,546 was more than its carrying value of $6,546,529 by $439,017.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2009 would increase the estimated fair value of our fixed rate debt by $244,233 to $7,229,779.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Swap Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes.  The Company monitors the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  Our interest rate swap contracts have been entered into by CSC Holdings and RNS.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in our consolidated statements of operations.

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of existing contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As of December 31, 2009, these interest rate swap contracts had a fair value and carrying value of $211,462 a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at December 31, 2009 would increase our liability under these derivative contracts by approximately $28,580 to a liability of $240,042.

In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000 which matured in November 2009.

For the year ended December 31, 2009, we recorded a net loss on interest swap contracts of $78,864, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2008, a net liability position	$(265,937)
Cash payments, net	133,339
Change in fair value, net	(78,864)
Fair value as of December 31, 2009, a net liability position	$(211,462)

On March 24, 2009, the Company’s remaining prepaid interest rate swap matured.  We recorded a net loss on such interest swap contract of $4 in the first quarter of 2009.

Item 8.    Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 127.

Item 9.                                                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2009.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation reports appearing on pages I-1, I-2, I-3 and I-4.

Changes in Internal Control

None.

PART III

Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision’s definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 30, 2010, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2009, was a director, officer or beneficial owner of more than 10% of the Company’s Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure.

PART IV

Item 15.                                                       Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of this report:

1.                                       The financial statements as indicated in the index set forth on page 127.

2.                                       Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II - Valuation and Qualifying Accounts	114

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.                                       The Index to Exhibits is on page 117.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

 (Dollars in thousands, except per unit and per share data)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Cablevision Systems Corporation

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Additions through Acquisitions	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$22,082	$67,848	$(64,093)	$—	$25,837

Year Ended December 31, 2008
Allowance for doubtful accounts	$12,683	$61,288	$(55,896)	$4,007	$22,082

Year Ended December 31, 2007
Allowance for doubtful accounts	$17,257	$52,165	$(56,739)	$—	$12,683

CSC Holdings, LLC

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Additions through Acquisitions	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$22,082	$67,848	$(64,093)	$—	$25,837

Year Ended December 31, 2008
Allowance for doubtful accounts	$12,683	$61,288	$(55,896)	$4,007	$22,082

Year Ended December 31, 2007
Allowance for doubtful accounts	$17,257	$52,165	$(56,739)	$—	$12,683

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2010.

Cablevision Systems Corporation
CSC Holdings, LLC

By:	/s/ Michael P. Huseby
Name:	Michael P. Huseby
Title:	Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC

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

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	February 25, 2010
James L. Dolan	(Principal Executive Officer)

/s/ Michael P. Huseby	Executive Vice President and Chief Financial	February 25, 2010
Michael P. Huseby	Officer (Principal Financial Officer)

/s/ Wm. Keith Harper	Senior Vice President and Controller	February 25, 2010
Wm. Keith Harper	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 25, 2010
Charles F. Dolan

SIGNATURES

Name	Title	Date

/s/ Rand Araskog	Director	February 25, 2010
Rand Araskog

/s/ Frank Biondi	Director	February 25, 2010
Frank Biondi

/s/ Zachary W. Carter	Director	February 25, 2010
Zachary W. Carter

/s/ Deborah Dolan-Sweeney	Director	February 25, 2010
Deborah Dolan-Sweeney

/s/ Kathleen M. Dolan	Director	February 25, 2010
Kathleen M. Dolan

/s/ Marianne Dolan Weber	Director	February 25, 2010
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 25, 2010
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 25, 2010
Thomas C. Dolan

/s/ Brad Dorsogna	Director	February 25, 2010
Brad Dorsogna

/s/ Charles D. Ferris	Director	February 25, 2010
Charles D. Ferris

/s/ Thomas V. Reifenheiser	Director	February 25, 2010
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 25, 2010
John R. Ryan

/s/ Brian Sweeney	Director	February 25, 2010
Brian Sweeney

/s/ Vincent Tese	Director	February 25, 2010
Vincent Tese

/s/ Leonard Tow	Director	February 25, 2010
Leonard Tow

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision’s Proxy Statement, dated October 10, 2000, as supplemented, (the “2000 Proxy Statement”)).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K filed on February 10, 2010).

3.3

Certificate of Conversion of a Corporation to a Limited Liability Company of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Cablevision’s Current Report on Form 8-K filed on November 10, 2009).

3.4	Certificate of Formation of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Cablevision’s Current Report on Form 8-K filed on November 10, 2009).

3.5	Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.3 to Cablevision’s Current Report on Form 8-K filed on November 10, 2009).

3.6	Amendment No. 1 to Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.3 to Cablevision’s Current Report on Form 8-K filed on February 10, 2010).

4.1

Indenture, dated as of December 1, 1997 relating to CSC Holdings, Inc. $300,000,000 7-7/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.4 to Cablevision’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.2

Indenture, dated as of July 1, 1998, relating to CSC Holdings, Inc. $500,000,000 7-5/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.1 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 333-57407).

4.3

Indenture, dated as of March 22, 2001 relating to CSC Holdings, Inc. $1,000,000,000 7-5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.4

Indenture, dated as of April 6, 2004 relating to Cablevision Systems Corporation $1,000,000,000 8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.5

Indenture, dated as of April 6, 2004 relating to CSC Holdings, Inc. $500,000,000 6-3/4% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.3 to CSC Holdings’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.6

Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $300,000,000 8-3/4% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

EXHIBIT NO.	DESCRIPTION

4.7

Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $325,000,000 10-3/8% Senior Subordinated Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

4.8

Indenture, dated as of June 4, 2008, relating to CSC Holdings, Inc. $500 million 8-1/2% Senior Notes due 2015 (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

4.9

Indenture, dated January 13, 2009, relating to CSC Holdings, Inc. $844,000,000 8-1/2% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

4.10

Indenture, dated February 12, 2009, relating to CSC Holdings, Inc. $526,000,000 8-5/8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

10.1

Registration Rights Agreement between Cablevision Systems Corporation and The Charles F. Dolan Children Trusts (incorporated herein by reference to Exhibit 99.5 to Cablevision’s Current Report on Form 8-K filed on January 15, 2010).

10.2

Registration Rights Agreement between Cablevision Systems Corporation and Charles F. Dolan and certain Dolan Family Affiliates (incorporated herein by reference to Exhibit 99.6 to Cablevision’s Current Report on Form 8-K filed on January 15, 2010).

10.3	Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 to CSC Holdings’ Form S-1).

10.4

Amendment to Time Sharing Agreements between CSC Transport, Inc. and Sterling Aviation LLC, dated November 5, 2008 (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).

10.5	Employment Agreement between Charles F. Dolan and CSC Holdings, Inc. dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to Cablevision’s Form S-1).

10.6

Amendment to Employment Arrangements between Cablevision Systems Corporation and Charles F. Dolan, dated December 18, 2008. (incorporated herein by reference to Exhibit 10.6 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.7

Employment Agreement, dated as of December 24, 2009, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K filed on December 24, 2009).

10.8

Employment Agreement, dated as of December 21, 2009, between Cablevision Systems Corporation and Thomas M. Rutledge (incorporated herein by reference to Exhibit 99.3 to Cablevision’s Current Report on Form 8-K filed on December 24, 2009).

EXHIBIT NO.	DESCRIPTION

10.9

Employment Agreement, dated as of December 21, 2009, between Cablevision Systems Corporation and Hank J. Ratner (incorporated herein by reference to Exhibit 99.4 to Cablevision’s Current Report on Form 8-K filed on December 24, 2009).

10.10

Employment Agreement, dated October 16, 2008, between Cablevision Systems Corporation and Michael P. Huseby (incorporated by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed October 20, 2008).

10.11	Supplemental Benefit Plan of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to CSC Holdings’ Form S-1).

10.12	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision’s June 3, 2003 Proxy Statement).

10.13	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision’s May 18, 2006 Proxy Statement).

10.14

Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.15	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision’s June 3, 2003 Proxy Statement).

10.16	Cablevision Systems Corporation 2006 Cash Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision’s May 18, 2006 Proxy Statement).

10.17	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision’s June 3, 2003 Proxy Statement).

10.18	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision’s May 18, 2006 Proxy Statement).

10.19	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to Cablevision’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.20

Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, Inc., as Tenant, dated as of November 1, 1997 2007 (incorporated herein by reference to Exhibit 10.56 to Cablevision’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.21

Purchase Agreement, dated as of April 30, 2007, by and among Rainbow Media Holdings, Inc and Comcast Corporation (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K, filed May 2, 2007).

EXHIBIT NO.	DESCRIPTION

10.22

Agreement and Plan of Merger, dated as of May 2, 2007, by and among Cablevision Systems Corporation, Central Park Holding company, LLC, and Central Park Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Cablevision’s Current Report on Form 8-K, filed May 2, 2007).

10.23

Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated herein by reference to Exhibit 10.43 to Cablevision’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.24

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

10.25

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

10.26

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

EXHIBIT NO.	DESCRIPTION

10.27

Amendment Agreement, dated as of May 27, 2009, among CSC Holdings, Inc., the Restricted Subsidiaries listed on the signature pages thereto, the financial institutions listed on the signature pages thereto and Bank of America, N.A., as Administrative Agent (i) attaching an amended and restated Credit Agreement, dated as of February 24, 2006, among CSC Holdings, the Restricted Subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, and (ii) providing for an amendment to the Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed June 2, 2009).

10.28

Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.29

Pledge Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A. as Secured Party (incorporated herein by reference to Exhibit 10.42 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.30

Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.31

Schedule II to the Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.41 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.32

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

10.33

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

EXHIBIT NO.	DESCRIPTION

10.34

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

10.35

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

10.36

Rainbow National Services Incremental Revolver Supplement, dated as of June 3, 2008, among Rainbow National Services LLC, the banks party thereto and JP Morgan Chase Bank N.A. as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

10.37

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

10.38

First Amendment, dated as of October 28, 2009, to the Credit Agreement dated as of July 29, 2008 among Newsday LLC, as the Borrower, CSC Holdings, Inc., as CSC Holdings, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Banc Of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets as Joint Book Managers.  (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009).

10.39

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

EXHIBIT NO.	DESCRIPTION

10.40	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed February 16, 2005).

10.41	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision’s Current Report on Form 8-K, filed February 16, 2005).

10.42	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed November 7, 2005).

10.43

Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed November 7, 2005).

10.44	Form of Options Agreement (incorporated herein by reference to Exhibit 99.2 to Cablevision’s Current Report on Form 8-K, filed March 11, 2009).

10.45	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K, filed March 11, 2009).

10.46	Form of Performance Award Agreement (incorporated herein by reference to Exhibit 99.3 to Cablevision’s Current Report on Form 8-K, filed March 11, 2009).

EXHIBIT NO.	DESCRIPTION

10.47	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision’s Current Report on Form 8-K, filed November 7, 2005).

10.48	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed June 7, 2006).

10.49	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed June 7, 2006).

10.50

Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Current Report on Form 8-K, filed June 7, 2006).

10.51	Summary of the Cablevision CHOICE Excess Savings Plan (incorporated herein by reference to Exhibit 10.72 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.52	Summary of the Cablevision CHOICE Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.73 to Cablevision’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.53

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed November 29, 2006).

10.54

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed November 29, 2006).

10.55

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Current Report on Form 8-K, filed November 29, 2006).

10.56

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Current Report on Form 8-K, filed November 29, 2006).

10.57

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed June 22, 2007).

10.58

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport V, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed June 22, 2007).

EXHIBIT NO.	DESCRIPTION

10.59

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Current Report on Form 8-K, filed June 22, 2007).

10.60

Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Current Report on Form 8-K, filed June 22, 2007).

10.61

Aircraft Management Agreement, dated July 10, 2009, by and between CSC Transport, Inc., and Dolan Family Office, LLC, and Charles F. Dolan, (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Current Report on Form 8-K, filed July 15, 2009).

10.62

Time Sharing Agreement, dated July 10, 2009 between Dolan Family Office, LLC and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Current Report on Form 8-K, filed July 15, 2009).

10.63

Formation Agreement, dated as of May 11, 2008, among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company and Newsday, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K, filed May 14, 2008).

10.64	Form of Tax Matters Agreement between CSC Holdings, Inc. and Tribune Company (incorporated herein by reference to Exhibit 99.2 to Cablevision’s Current Report on Form 8-K, filed May 14, 2008).

10.65	Form of Limited Liability Agreement of Newsday LLC (incorporated herein by reference to Exhibit 99.3 to Cablevision’s Current Report on Form 8-K, filed May 14, 2008).

10.66

Distribution Agreement by and between Cablevision Systems Corporation, and Madison Square Garden, Inc. dated as of January 12, 2010 (incorporated herein by reference to Exhibit 99.1 to Cablevision’s Current Report on Form 8-K, filed January 15, 2010).

10.67

Transition Services Agreement by and between Cablevision Systems Corporation and Madison Square Garden, Inc. Dated as of January 12, 2010 (incorporated herein by reference to Exhibit 99.2 to Cablevision’s Current Report on Form 8-K, filed January 15, 2010).

10.68

Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.3 to Cablevision’s Current Report on Form 8-K, filed January 15, 2010).

10.69

Employee Matters Agreement by and between Cablevision Systems Corporation and Madison Square Garden, Inc. dated as of January 12, 2010 (incorporated herein by reference to Exhibit 99.4 to Cablevision’s Current Report on Form 8-K, filed January 15, 2010).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 1350 Certification of the CEO and CFO.

101

The following financial statements from Cablevision Systems Corporation’s and CSC Holdings LLC’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss) of Cablevision and the Consolidated Statements of Changes in Total Deficiency and Comprehensive Income (Loss) of CSC Holdings; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York

February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporations and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York

February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member

CSC Holdings, LLC:

We have audited CSC Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSC Holdings, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSC Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in total deficiency and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York

February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member

CSC Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in total deficiency and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York

February 25, 2010

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$354,748	$322,755
Restricted cash	7,139	10,720
Accounts receivable, trade (less allowance for doubtful accounts of $25,837 and $22,082)	614,860	604,801
Prepaid expenses and other current assets	217,932	233,166
Program rights, net	166,152	157,277
Deferred tax asset	521,338	285,305
Investment securities pledged as collateral	136,059	181,271
Derivative contracts	37,137	63,574
Total current assets	2,055,365	1,858,869

Property, plant and equipment, net of accumulated depreciation of $8,529,961 and $7,778,359	3,315,586	3,472,640
Other receivables	40,229	45,485
Investment securities pledged as collateral	226,054	181,271
Derivative contracts	8,361	50,163
Other assets	130,543	131,012
Program rights, net	525,344	495,219
Deferred carriage fees, net	94,724	118,593
Affiliation, broadcast and other agreements, net of accumulated amortization of $583,881 and $520,784	499,852	581,422
Other amortizable intangible assets, net of accumulated amortization of $164,063 and $127,273	197,272	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	249,008	251,008
Goodwill	1,100,702	1,100,333
Deferred financing and other costs, net of accumulated amortization of $79,407 and $94,616	150,837	134,089
	$9,325,725	$9,383,208

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2009 and 2008

(Dollars in thousands, except share and per share amounts)

	2009	2008
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$401,347	$385,966
Accrued liabilities:
Interest	162,551	166,430
Employee related costs	322,490	353,666
Other accrued expenses	315,930	375,421
Deferred revenue	200,463	182,155
Program rights obligations	121,019	127,271
Liabilities under derivative contracts	9,294	3,327
Bank debt	360,000	310,000
Collateralized indebtedness	171,401	234,264
Capital lease obligations	5,745	5,318
Notes payable	—	6,230
Senior notes and debentures	—	148,881
Total current liabilities	2,070,240	2,298,929

Defined benefit plan and other postretirement plan obligations	150,626	121,420
Deferred revenue	13,944	13,235
Program rights obligations	320,169	342,373
Liabilities under derivative contracts	211,696	263,240
Other liabilities	320,202	253,417
Deferred tax liability	542,430	160,510
Bank debt	4,938,750	5,343,750
Collateralized indebtedness	204,431	214,474
Capital lease obligations	50,796	56,531
Senior notes and debentures due in 2009	—	1,250,920
Senior notes and debentures due after 2009	5,321,883	4,096,491
Senior subordinated notes	323,817	323,564
Total liabilities	14,468,984	14,738,854

Commitments and contingencies

Redeemable noncontrolling interests	12,175	12,012

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 274,133,498 and 267,249,234 shares issued and 247,668,143 and 242,258,240 shares outstanding	2,741	2,672
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,354,251 and 54,873,351 shares issued and outstanding	544	549
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	89,741	132,425
Accumulated deficit	(4,749,714)	(5,035,286)
	(4,656,688)	(4,899,640)
Treasury stock, at cost (26,465,355 and 24,990,994 CNYG Class A common shares)	(449,507)	(433,326)
Accumulated other comprehensive loss	(49,760)	(35,025)
Total stockholders’ deficiency	(5,155,955)	(5,367,991)
Noncontrolling interest	521	333
Total deficiency	(5,155,434)	(5,367,658)
	$9,325,725	$9,383,208

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share amounts)

	2009	2008	2007
Revenues, net	$7,773,276	$7,230,116	$6,484,481
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,369,028	3,244,369	2,891,581
Selling, general and administrative	1,893,804	1,739,202	1,558,728
Restructuring expense	10,728	49,883	4,733
Depreciation and amortization (including impairments)	1,084,248	1,507,809	1,118,888
	6,357,808	6,541,263	5,573,930
Operating income	1,415,468	688,853	910,551
Other income (expense):
Interest expense	(753,485)	(796,930)	(940,852)
Interest income	6,847	14,056	40,154
Equity in net income of affiliates	—	—	4,377
Gain on sale of programming and affiliate interests, net	2,130	805	183,286
Loss on investments, net	(981)	(136,414)	(214,257)
Gain on equity derivative contracts, net	631	118,219	214,712
Loss on interest rate swap contracts, net	(78,868)	(205,683)	(76,568)
Write-off of deferred financing costs	(3,864)	—	(2,919)
Loss on extinguishment of debt	(69,593)	(2,424)	(19,113)
Miscellaneous, net	2,734	1,264	2,636
	(894,449)	(1,007,107)	(808,544)
Income (loss) from continuing operations before income taxes	521,019	(318,254)	102,007
Income tax benefit (expense)	(235,702)	83,028	(78,967)
Income (loss) from continuing operations	285,317	(235,226)	23,040
Income (loss) from discontinued operations, net of taxes (including net gain from the sale of Fox Sports Net Bay Area of $186,281 in 2007)	(18)	(946)	195,235
Income (loss) before cumulative effect of a change in accounting principle	285,299	(236,172)	218,275
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)
Net income (loss)	285,299	(236,172)	217,832
Net loss attributable to noncontrolling interests	273	8,108	321
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$285,572	$(228,064)	$218,153
INCOME (LOSS) PER SHARE:
Basic net income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations	$0.98	$(0.78)	$0.08
Income from discontinued operations	$—	$—	$0.68
Cumulative effect of a change in accounting principle	$—	$—	$—
Net income (loss)	$0.98	$(0.79)	$0.76
Basic weighted average common shares (in thousands)	291,759	290,286	288,271
Diluted net income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations	$0.96	$(0.78)	$0.08
Income from discontinued operations	$—	$—	$0.66
Cumulative effect of a change in accounting principle	$—	$—	$—
Net income (loss)	$0.96	$(0.79)	$0.74
Diluted weighted average common shares (in thousands)	298,444	290,286	294,604
Amounts attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations, net of taxes	$285,590	$(227,118)	$23,361
Income (loss) from discontinued operations, net of taxes	(18)	(946)	195,235
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)
Net income (loss)	$285,572	$(228,064)	$218,153

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Deficiency	Interest	Deficiency
Balance at January 1, 2007	$2,509	$637	$38,982	$(5,027,849)	$(360,059)	$(11,950)	$(5,357,730)	$49,059	$(5,308,671)
Net income	—	—	—	218,153	—	—	218,153	—	218,153
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	—	14,807	14,807	—	14,807
Comprehensive income							232,960		232,960
Proceeds from exercise of options and issuance of restricted shares	43	—	30,751	—	—	—	30,794	—	30,794
Recognition of equity-based stock compensation arrangements	—	—	53,787	—	—	—	53,787	—	53,787
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	—	—	(69,025)	—	(69,025)	—	(69,025)
Conversion of CNYG Class B common stock to CNYG Class A common stock	4	(4)	—	—	—	—	—	—	—
Special cash dividends paid in connection with employee stock option exercises	—	—	(10,830)	2,916	—	—	(7,914)	—	(7,914)
Adjustment related to initial application of Accounting Standards Codification Topic 740-10	—	—	—	(442)	—	—	(442)	—	(442)
Adjustments to noncontrolling interests	—	—	—	—	—	—	—	(48,488)	(48,488)
Balance at December 31, 2007	2,556	633	112,690	(4,807,222)	(429,084)	2,857	(5,117,570)	571	(5,116,999)
Net loss	—	—	—	(228,064)	—	—	(228,064)	—	(228,064)
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	—	(37,882)	(37,882)	—	(37,882)
Comprehensive loss							(265,946)		(265,946)
Proceeds from exercise of options and issuance of restricted shares	32	—	8,254	—	—	—	8,286	—	8,286
Recognition of equity-based stock compensation arrangements	—	—	59,870	—	—	—	59,870	—	59,870
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	—	—	(4,242)	—	(4,242)	—	(4,242)
Conversion of CNYG Class B common stock to CNYG Class A common stock	84	(84)	—	—	—	—	—	—	—
Dividends on CNYG Class A and CNYG Class B common stock	—	—	(61,913)	—	—	—	(61,913)	—	(61,913)
Adjustments to noncontrolling interests	—	—	13,524	—	—	—	13,524	(238)	13,286
Balance at December 31, 2008	$2,672	$549	$132,425	$(5,035,286)	$(433,326)	$(35,025)	$(5,367,991)	$333	$(5,367,658)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS) (continued)

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Deficiency	Interest	Deficiency
Net income	$—	$—	$—	$285,572	$—	$—	$285,572	$—	$285,572
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	—	(14,735)	(14,735)	—	(14,735)
Comprehensive income							270,837		270,837
Proceeds from exercise of options and issuance of restricted shares	64	—	16,291	—	—	—	16,355	—	16,355
Recognition of equity-based stock compensation arrangements	—	—	65,311	—	—	—	65,311	—	65,311
Treasury stock acquired from forfeiture and acquisition of restricted shares	—	—	6	—	(16,181)	—	(16,175)	—	(16,175)
Conversion of CNYG Class B common stock to CNYG Class A common stock	5	(5)	—	—	—	—	—	—	—
Dividends on CNYG Class A and CNYG Class B common stock	—	—	(123,095)	—	—	—	(123,095)	—	(123,095)
Adjustments to noncontrolling interests	—	—	(1,197)	—	—	—	(1,197)	188	(1,009)
Balance at December 31, 2009	$2,741	$544	$89,741	$(4,749,714)	$(449,507)	$(49,760)	$(5,155,955)	$521	$(5,155,434)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:

Income (loss) from continuing operations	$285,317	$(235,226)	$23,040

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,084,248	1,507,809	1,118,888
Non-cash restructuring expense	3,860	42,519	—
Equity in net income of affiliates	—	—	(4,377)
Gain on sale of programming and affiliate interests, net	(2,130)	(805)	(183,286)
Loss on investments, net	981	136,414	214,257
Gain on equity derivative contracts, net	(631)	(118,219)	(214,712)
Write-off of deferred financing costs	3,864	—	2,919
Loss on extinguishment of debt	69,593	2,424	19,113
Amortization of deferred financing costs, discounts on indebtedness and other costs	47,286	42,636	50,151
Amortization of other deferred costs	33,964	29,094	34,324
Share-based compensation expense related to equity classified awards	63,866	60,239	53,077
Deferred income taxes	210,068	(106,533)	52,362
Amortization and write-off of program rights	189,595	172,340	145,072
Provision for doubtful accounts	67,848	61,288	52,165
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(74,513)	(62,698)	(79,071)
Other receivables	15,789	(1,926)	(19,840)
Prepaid expenses and other assets	10,571	(35,209)	(23,861)
Advances/payables to affiliates	452	(400)	(190)
Program rights	(232,324)	(290,992)	(198,663)
Other deferred costs	(9,838)	(30,782)	(26,431)
Accounts payable	15,381	8,240	(17,054)
Accrued liabilities	(82,953)	77,466	(117,426)
Program rights obligations	(26,346)	42,481	(16,921)
Deferred revenue	21,147	(20,896)	36,929
Deferred carriage payable	(2,391)	(16,095)	(25,569)
Derivative contracts	(55,105)	153,417	64,844

Net cash provided by operating activities	1,637,599	1,416,586	939,740

Cash flows from investing activities:
Capital expenditures	(810,304)	(909,101)	(781,306)
Payments for acquisitions, net	(372)	(782,590)	—
Proceeds from sale of equipment, net of costs of disposal	2,978	2,452	3,336
Distribution from equity method investees	—	—	24,506
Proceeds from sale of programming and affiliate interests	2,475	900	212,904
Decrease (increase) in other investments	1,131	(37,600)	277
Decrease (increase) in restricted cash	(381)	(5,142)	5,812
Additions to other intangible assets	(4,141)	(13,159)	(16,771)

Net cash used in investing activities	(808,614)	(1,744,240)	(551,242)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from financing activities:
Proceeds from bank debt	155,000	926,000	73,000
Repayment of bank debt	(510,000)	(161,000)	(176,750)
Proceeds from issuance of senior notes	2,138,284	500,000	—
Repayment and repurchase of senior notes and debentures and senior subordinated notes and debentures, including tender premiums and fees	(2,398,740)	(500,000)	(693,158)
Proceeds from collateralized indebtedness	161,358	214,474	—
Repayment of collateralized indebtedness	(161,358)	(579,134)	—
Dividend distributions to common stockholders	(123,499)	(64,854)	(67,319)
Proceeds from stock option exercises and settlements	16,355	8,286	30,794
Principal payments on capital lease obligations	(5,308)	(5,519)	(7,285)
Deemed repurchase of restricted stock	(16,175)	(4,242)	(69,025)
Additions to deferred financing costs	(52,305)	(35,939)	—
Distributions to noncontrolling partners	(573)	(1,269)	(13,549)

Net cash provided by (used in) financing activities	(796,961)	296,803	(923,292)

Net increase (decrease) in cash and cash equivalents from continuing operations	32,024	(30,851)	(534,794)
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(31)	(59,894)	17,771
Net cash provided by investing activities	—	52,838	328,823
Net change in cash classified in assets held for sale	—	—	24,461
Net effect of discontinued operations on cash and cash equivalents	(31)	(7,056)	371,055

Cash and cash equivalents at beginning of year	322,755	360,662	524,401

Cash and cash equivalents at end of year	$354,748	$322,755	$360,662

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a Limited Liability Company – See Note 1)

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
ASSETS

Current Assets:

Cash and cash equivalents	$313,756	$294,821
Restricted cash	7,139	10,720
Accounts receivable, trade (less allowance for doubtful accounts of $25,837 and $22,082)	614,860	604,801
Prepaid expenses and other current assets	217,913	232,943
Program rights, net	166,152	157,277
Deferred tax asset	319,379	360,822
Advances to affiliates (primarily due from Cablevision)	513,281	516,219
Investment securities pledged as collateral	136,059	181,271
Derivative contracts	37,137	63,574
Total current assets	2,325,676	2,422,448

Property, plant and equipment, net of accumulated depreciation of $8,529,961 and $7,778,359	3,315,586	3,472,640
Other receivables	40,229	45,485
Investment securities pledged as collateral	226,054	181,271
Derivative contracts	8,361	50,163
Other assets	130,543	131,012
Program rights, net	525,344	495,219
Deferred carriage fees, net	94,724	118,593
Affiliation, broadcast and other agreements, net of accumulated amortization of $583,881 and $520,784	499,852	581,422
Other amortizable intangible assets, net of accumulated amortization of $164,063 and $127,273	197,272	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	249,008	251,008
Goodwill	1,100,702	1,100,333
Deferred financing and other costs, net of accumulated amortization of $63,803 and $71,623	126,279	124,885
	$9,571,478	$9,937,583

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a Limited Liability Company – See Note 1)

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2009 and 2008

(Dollars in thousands, except share and per share amounts)

	2009	2008
LIABILITIES AND TOTAL DEFICIENCY

Current Liabilities:

Accounts payable	$401,347	$385,966
Accrued liabilities:
Interest	124,530	138,892
Employee related costs	321,400	349,732
Other accrued expenses	311,503	373,507
Deferred revenue	200,463	182,155
Program rights obligations	121,019	127,271
Liabilities under derivative contracts	9,294	3,327
Bank debt	360,000	310,000
Collateralized indebtedness	171,401	234,264
Capital lease obligations	5,745	5,318
Notes payable	—	6,230
Senior notes and debentures	—	148,881
Total current liabilities	2,026,702	2,265,543

Defined benefit plan and other postretirement plan obligations	150,626	121,420
Deferred revenue	13,944	13,235
Program rights obligations	320,169	342,373
Liabilities under derivative contracts	211,696	263,240
Other liabilities	316,887	252,541
Deferred tax liability	656,924	484,938
Bank debt	4,938,750	5,343,750
Collateralized indebtedness	204,431	214,474
Capital lease obligations	50,796	56,531
Senior notes and debentures due in 2009	—	750,920
Senior notes and debentures due after 2009	3,434,192	3,096,491
Senior subordinated notes	323,817	323,564
Total liabilities	12,648,934	13,529,020

Commitments and contingencies

Redeemable noncontrolling interests	12,175	12,012

Total Deficiency:
CSC Holdings, Inc.:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 12,825,631 shares issued and outstanding at December 31, 2008	—	128
Paid-in capital	—	839,135
Accumulated deficit	—	(3,754,905)
8% Senior notes due from Cablevision	—	(653,115)
CSC Holdings, LLC.:
Accumulated deficit	(3,363,682)	—
8% Senior notes due from Cablevision	(660,951)	—
Other member’s equity (14,432,750 membership units issued and outstanding at December 31, 2009)	984,241	—
	(3,040,392)	(3,568,757)
Accumulated other comprehensive loss	(49,760)	(35,025)

	(3,090,152)	(3,603,782)
Noncontrolling interest	521	333
Total deficiency	(3,089,631)	(3,603,449)
	$9,571,478	$9,937,583

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a Limited Liability Company – See Note 1)

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Revenues, net	$7,773,276	$7,230,116	$6,484,481

Operating expenses:

Technical and operating (excluding depreciation, amortization and impairments shown below)	3,369,028	3,244,369	2,891,581
Selling, general and administrative	1,893,804	1,739,202	1,558,728
Restructuring expense	10,728	49,883	4,733
Depreciation and amortization (including impairments)	1,084,248	1,507,809	1,118,888
	6,357,808	6,541,263	5,573,930

Operating income	1,415,468	688,853	910,551

Other income (expense):
Interest expense	(639,365)	(671,056)	(806,406)
Interest income	68,869	39,620	36,701
Equity in net income of affiliates	—	—	4,377
Gain on sale of programming and affiliate interests, net	2,130	805	183,286
Loss on investments, net	(981)	(136,414)	(214,257)
Gain on equity derivative contracts, net	631	118,219	214,712
Loss on interest rate swap contracts, net	(78,868)	(205,683)	(76,568)
Write-off of deferred financing costs	(3,792)	—	(2,919)
Loss on extinguishment of debt	(69,078)	(2,424)	(19,113)
Miscellaneous, net	2,734	1,260	2,636
	(717,720)	(855,673)	(677,551)
Income (loss) from continuing operations before income taxes	697,748	(166,820)	233,000
Income tax benefit (expense)	(306,780)	23,383	(134,415)

Income (loss) from continuing operations	390,968	(143,437)	98,585

Income (loss) from discontinued operations, net of taxes (including net gain from the sale of Fox Sports Net Bay Area of $186,281 in 2007)	(18)	(946)	195,235

Income (loss) before cumulative effect of a change in accounting principle	390,950	(144,383)	293,820
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)
Net income (loss)	390,950	(144,383)	293,377
Net loss attributable to noncontrolling interests	273	8,108	321
Net income (loss) attributable to CSC Holdings, LLC’s sole member	$391,223	$(136,275)	$293,698

Amounts attributable to CSC Holdings, LLC’s sole member:
Income (loss) from continuing operations, net of taxes	$391,241	$(135,329)	$98,906
Income (loss) from discontinued operations, net of taxes	(18)	(946)	195,235
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)
Net income (loss)	$391,223	$(136,275)	$293,698

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a Limited Liability Company – See Note 1)

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	8% Senior Notes due from Cablevision	Other Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Deficiency Attributable to Cablevision	Noncontrolling Interest	Total Deficiency
Balance at January 1, 2007	$116	$101,916	$(3,911,886)	$—	$—	$(11,950)	$(3,821,804)	$49,059	$(3,772,745)

Net income	—	—	293,698	—	—	—	293,698	—	293,698
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	—	14,807	14,807	—	14,807
Comprehensive income							308,505		308,505
Recognition of equity-based stock compensation arrangements	—	53,787	—	—	—	—	53,787	—	53,787
Contributions from Cablevision	—	8,917	—	—	—	—	8,917	—	8,917
Adjustment related to initial application of Accounting Standards Codification Topic 740-10 (Note 2)	—	—	(442)	—	—	—	(442)	—	(442)
Adjustments to noncontrolling interests	—	—	—	—	—	—	—	(48,488)	(48,488)
Balance at December 31, 2007	116	164,620	(3,618,630)	—	—	2,857	(3,451,037)	571	(3,450,466)
Net loss	—	—	(136,275)	—	—	—	(136,275)	—	(136,275)
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	—	(37,882)	(37,882)	—	(37,882)
Comprehensive loss							(174,157)		(174,157)
Recognition of equity-based stock compensation arrangements	—	59,870	—	—	—	—	59,870	—	59,870
Dividend payments to Cablevision	—	(52,076)	—	—	—	—	(52,076)	—	(52,076)
Contributions from Cablevision	—	3,209	—	—	—	—	3,209	—	3,209
Contribution of notes due from Cablevision	12	649,988	—	(650,000)	—	—	—	—	—
Accretion of discount on note due from Cablevision	—	—	—	(3,115)	—	—	(3,115)	—	(3,115)
Adjustments to noncontrolling interests	—	13,524	—	—	—	—	13,524	(238)	13,286

Balance at December 31, 2008	$128	$839,135	$(3,754,905)	$(653,115)	$—	$(35,025)	$(3,603,782)	$333	$(3,603,449)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a Limited Liability Company – See Note 1)

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY AND

COMPREHENSIVE INCOME (LOSS) (continued)

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	8% Senior Notes due from Cablevision	Other Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Deficiency Attributable to Cablevision	Noncontrolling Interest	Total Deficiency
Net income	$—	$—	$391,223	$—	$—	$—	$391,223	$—	$391,223
Pension and post-retirement plan liability adjustments, net of taxes	—	—	—	—	—	(14,735)	(14,735)	—	(14,735)
Comprehensive income							376,488		376,488
Recognition of equity-based stock compensation arrangements	—	64,660	—	—	—	—	64,660	—	64,660
Dividend payments to Cablevision	—	(790,082)	—	—	—	—	(790,082)	—	(790,082)
Contributions from Cablevision	16	871,581	—	—	—	—	871,597	—	871,597
Accretion of discount on notes due from Cablevision	—	—	—	(7,836)	—	—	(7,836)	—	(7,836)
Adjustments to noncontrolling interests	—	(1,197)	—	—	—	—	(1,197)	188	(1,009)
Change in legal structure (see Note 1)	(144)	(984,097)	—	—	984,241	—	—	—	—

Balance at December 31, 2009	$—	$—	$(3,363,682)	$(660,951)	$984,241	$(49,760)	$(3,090,152)	$521	$(3,089,631)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a Limited Liability Company — See Note 1)

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Income (loss) from continuing operations	$390,968	$(143,437)	$98,585
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,084,248	1,507,809	1,118,888
Non-cash restructuring expense	3,860	42,519	—
Equity in net income of affiliates	—	—	(4,377)
Gain on sale of programming and affiliate interests, net	(2,130)	(805)	(183,286)
Loss on investments, net	981	136,414	214,257
Gain on equity derivative contracts, net	(631)	(118,219)	(214,712)
Write-off of deferred financing costs	3,792	—	2,919
Loss on extinguishment of debt	69,078	2,424	19,113
Amortization of deferred financing costs, discounts on indebtedness and other costs	43,365	37,728	45,326
Accretion of discount on Cablevision senior notes held by Newsday	(7,836)	(3,115)	—
Amortization of other deferred costs	33,964	29,094	34,324
Share-based compensation expense related to equity classified awards	63,866	60,239	53,077
Deferred income taxes	277,611	(50,000)	104,163
Amortization and write-off of program rights	189,595	172,340	145,072
Provision for doubtful accounts	67,848	61,288	52,165
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(74,513)	(62,698)	(79,071)
Other receivables	15,772	(1,890)	(19,884)
Prepaid expenses and other assets	10,571	(35,209)	(23,861)
Advances/payables to affiliates	2,750	(154,687)	(123,829)
Program rights	(232,324)	(290,992)	(198,663)
Other deferred costs	(9,838)	(30,782)	(26,431)
Accounts payable	15,381	8,240	(17,054)
Accrued liabilities	(96,148)	80,221	(120,115)
Program rights obligations	(26,346)	42,481	(16,921)
Deferred revenue	21,147	(20,896)	36,929
Deferred carriage payable	(2,391)	(16,095)	(25,569)
Derivative contracts	(55,105)	153,417	64,844
Net cash provided by operating activities	1,787,535	1,405,389	935,889
Cash flows from investing activities:
Capital expenditures	(810,304)	(909,101)	(781,306)
Payments for acquisitions, net	(372)	(782,590)	—
Proceeds from sale of equipment, net of costs of disposal	2,978	2,452	3,336
Distribution from equity method investees	—	—	24,506
Proceeds from sale of programming and affiliate interests	2,475	900	212,904
Decrease (increase) in other investments	1,131	(37,600)	277
Decrease (increase) in restricted cash	(381)	(5,142)	5,812
Additions to other intangible assets	(4,141)	(13,159)	(16,771)
Net cash used in investing activities	(808,614)	(1,744,240)	(551,242)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a Limited Liability Company — See Note 1)

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from financing activities:
Proceeds from bank debt	155,000	926,000	73,000
Repayment of bank debt	(510,000)	(161,000)	(176,750)
Proceeds from issuance of senior notes	1,250,920	500,000	—
Repayment and repurchase of senior notes and debentures and senior subordinated notes and debentures, including tender premiums and fees	(1,898,225)	(500,000)	(693,158)
Proceeds from collateralized indebtedness	161,358	214,474	—
Repayment of collateralized indebtedness	(161,358)	(579,134)	—
Principal payments on capital lease obligations	(5,308)	(5,519)	(7,285)
Capital contributions from Cablevision	871,597	3,209	3,798
Distributions/dividend payments to Cablevision	(790,082)	(52,076)	—
Additions to deferred financing costs	(33,284)	(35,858)	—
Distributions to noncontrolling partners	(573)	(1,269)	(13,549)
Net cash provided by (used in) financing activities	(959,955)	308,827	(813,944)
Net increase (decrease) in cash and cash equivalents from continuing operations	18,966	(30,024)	(429,297)
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(31)	(59,894)	17,771
Net cash provided by investing activities	—	52,838	328,823
Net change in cash classified in assets held for sale	—	—	24,461
Net effect of discontinued operations on cash and cash equivalents	(31)	(7,056)	371,055
Cash and cash equivalents at beginning of year	294,821	331,901	390,143
Cash and cash equivalents at end of year	$313,756	$294,821	$331,901

See accompanying notes to consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.                                                 BUSINESS

The Company and Related Matters

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, LLC (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services, and Madison Square Garden, L.P. (through February 9, 2010 - see Note 22).  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its business interests into four reportable segments: (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; (2) Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (since June 16, 2008), News 12, IFC Entertainment, and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009); (3) Madison Square Garden, which was distributed to Cablevision stockholders on February 9, 2010, consisting principally of a media business that includes regional sports programming networks (MSG Network and MSG Plus) and a national music programming network (Fuse), an entertainment business that creates, produces and/or presents a variety of live productions, and a sports business that owns and operates professional sports franchises and presents a variety of live sporting events; and (4) Newsday (since July 29, 2008), consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

On November 10, 2009, CSC Holdings, converted its form of business organization from a Delaware corporation to a Delaware limited liability company (the “Conversion”).  Upon the Conversion, CSC Holdings, Inc. became CSC Holdings, LLC.  All 14,432,750 shares of common stock, $0.01 par value, that were outstanding while it was a corporation were converted into the same number of membership units.  Since Cablevision owned all the outstanding shares of CSC Holdings, it is now the sole member owner of CSC Holdings, LLC.

NOTE 2.                                                 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The consolidated balance sheets and statements of operations for Cablevision are essentially identical to the consolidated balance sheets and consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has a total of $1,887,691 of senior notes outstanding at December 31, 2009 (excluding the $682,000 face amount of Cablevision notes discussed below) that were issued in September 2009 and April 2004 to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  In July 2008, CSC Holdings received a capital contribution in the form of a note receivable from Cablevision (reflected as a reduction to equity in its consolidated balance sheet) of $650,000 ($682,000 face amount) relating to 8% senior notes due 2012 issued by Cablevision.  At

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

December 31, 2009 and 2008, the accreted value of the note receivable was $660,951 and $653,115, respectively.  CSC Holdings in turn contributed these notes to its subsidiary, Newsday Holdings LLC.  The contribution of Cablevision notes to CSC Holdings had no impact on CSC Holdings’ total stockholder’s equity and the Cablevision notes eliminate in the consolidated balance sheet of Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit and CSC Holdings’ results of operations include incremental interest income from the 8% senior notes of $54,568 and $23,040 for the year ended December 31, 2009 and 2008, respectively, and the accretion of the discount on the notes issued by Cablevision to CSC Holdings of $7,836 and $3,115 for the year ended December 31, 2009 and 2008, respectively.  The combined notes to the consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances between Cablevision and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of consolidated financial statements.  Intercompany transactions between Cablevision and CSC Holdings do not eliminate in the CSC Holdings consolidated financial statements, but do eliminate in the Cablevision consolidated financial statements.

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

The Company’s programming businesses recognize affiliation fee revenue from cable system operators, direct broadcast satellite operators and telecommunications companies that carry the Company’s programming services.  The programming services are delivered throughout the terms of the agreements and the Company recognizes revenue as programming is provided.

Advertising revenues are recognized when commercials are aired. In certain advertising sales arrangements, the Company’s programming businesses guarantee specified viewer ratings for their programming.  For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote.

The Company’s Newsday segment recognizes publication advertising revenue when advertisements are published.  Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate.  Rebates are recorded throughout the year as a reduction to advertising revenue based upon contract performance.  Newsday recognizes circulation revenue for single copy sales as newspapers are distributed, net of returns.  Proceeds from advance billings for home-delivery subscriptions are recorded as deferred revenue and are recognized as revenue on a pro-rata basis over the term of the subscriptions.

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

Gross Versus Net Revenue Recognition

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the years ended December 31, 2009, 2008 and 2007, the amount of franchise fees included as a component of net revenue aggregated $127,716, $121,540, and $111,398, respectively.

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

Program Rights

Rights acquired to broadcast various professional sports teams’ events and programming for exhibition on the Company’s networks, are expensed on a straight-line basis (except for owned original programming) over the contract or license period.  Estimated future revenues are reviewed regularly and write-downs to net realizable value of the Company’s program rights costs are made as required.  Estimates of total gross revenues can change due to a variety of factors, including the level of advertising rates and affiliation fees.  Accordingly, revenue estimates related to the Company’s program rights are reviewed periodically and amortization is adjusted as necessary.

Rights to programming, including feature films and episodic series, acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability, then the earlier of when

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

the uncertainty is resolved, or when the license period begins.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.

Owned original programming is produced for the Company by independent production companies.  Any owned original programming costs qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated cash flows can change based upon programming market acceptance, levels of affiliation fee revenue and advertising revenue, and program usage.  Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary which could impact the timing of amortization expenses or result in an impairment charge.

The Company periodically reviews the programming usefulness of its program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense.  See Note 6 for a discussion of the Company’s review of the programming usefulness of its program rights and impairment charges.

Advertising Expenses

Advertising costs are charged to expense when incurred and are recorded to “technical and operating” and “selling, general and administrative” expenses in the accompanying statements of operations.  Advertising costs amounted to $277,500, $279,103 and $254,387 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Restricted Cash

Restricted cash at December 31, 2009 and 2008 amounted to $7,139 and $10,720, respectively.  The balances include primarily cash required to be set aside under a collective bargaining agreement with the National Hockey League, collateralized letters of credit, and an escrow account related to a litigation settlement in 2008.

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

Intangible assets established in connection with acquisitions consist of affiliation agreements and affiliate relationships, broadcast rights and other agreements (primarily cable television system programming agreements), season ticket holder relationships, suite holder relationships, advertiser relationships, other intangibles and goodwill.  These intangible assets are amortized on a straight-line basis over their respective estimated useful lives.  Goodwill and the value of franchises, trademarks and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

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

Deferred Carriage Fees

Deferred carriage fees represent amounts principally paid or payable to cable system operators, direct broadcast operators and telecommunications companies to guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related guarantee (4 to 13 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense ratably over the life of the related debt.

Program Rights Obligations

Amounts payable subsequent to December 31, 2009 related to program rights obligations are as follows:

Years Ending December 31,
2010	$121,019
2011	93,358
2012	80,588
2013	61,342
2014	31,438
Thereafter	53,443
$441,188

Common Stock of Cablevision

Each holder of Cablevision NY Group Class A (“CNYG Class A”) common stock has one vote per share while holders of Cablevision NY Group Class B (“CNYG Class B”) common stock have ten votes per share.  CNYG Class B shares can be converted to CNYG Class A common stock at anytime with a conversion ratio of one CNYG Class A common share for one CNYG Class B common share.  The CNYG Class A stockholders are entitled to elect 25% of Cablevision’s Board of Directors.  CNYG Class B stockholders have the right to elect the remaining members of Cablevision’s Board of Directors.  In addition, CNYG Class B stockholders entered into an agreement which has the effect of causing the voting power of these CNYG Class B stockholders to be cast as a block.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	Shares Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2006	228,643,568	63,736,814
Conversion of CNYG Class B common stock to CNYG Class A common stock	471,138	(471,138)
Employee and non-employee director stock transactions	1,892,560	—
Balance at December 31, 2007	231,007,266	63,265,676
Conversion of CNYG Class B common stock to CNYG Class A common stock	8,392,325	(8,392,325)
Employee and non-employee director stock transactions	2,728,149	—
CNYG Class A common stock issued in connection with the stock option litigation settlement	130,500	—
Balance at December 31, 2008	242,258,240	54,873,351
Conversion of CNYG Class B common stock to CNYG Class A common stock	519,100	(519,100)
Employee and non-employee director stock transactions	4,890,803	—
Balance at December 31, 2009	247,668,143	54,354,251

CSC Holdings Equity Interests

CSC Holdings, Inc. had 20,000,000 common shares authorized of which 12,825,631 were issued and outstanding as of December 31, 2008.  Each common share had one vote per share and all shares were owned by Cablevision.

In October 2009, CSC Holdings issued 1,607,119 shares of common stock, $0.01 par value, to Cablevision in consideration of a cash contribution of $869,600.  CSC Holdings used these proceeds, along with borrowings under its credit facility, to repurchase a portion of its outstanding senior notes pursuant to the CSC Holdings September tender offer (see Note 10).

As discussed in Note 1 above, on November 10, 2009, CSC Holdings, Inc. converted its form of business organization from a corporation to a limited liability company.  All 14,432,750 shares of common stock, $0.01 par value, that were outstanding while it was a corporation were converted into the same number of membership units.

Dividends

Cablevision may pay dividends on its capital stock only from surplus as determined under Delaware law.  If dividends are paid on the CNYG common stock, holders of the CNYG Class A common stock and CNYG Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to CNYG Class A common stock may be paid only with shares of CNYG Class A common stock and stock dividends with respect to CNYG Class B common stock may be paid only with shares of CNYG Class B common stock.

CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.

Cablevision’s senior notes and debentures, as well as certain senior notes and debentures of CSC Holdings and its subsidiaries restrict the amount of dividends and distributions in respect of any equity interests that can be made.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

On February 25, 2009, May 6, 2009, July 29, 2009 and November 2, 2009, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share paid on March 31, 2009, June 9, 2009, September 1, 2009 and December 4, 2009, respectively, to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 9, 2009, May 18, 2009, August 10, 2009 and November 13, 2009, respectively.

On August 15, 2008 and November 5, 2008, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share paid on September 18, 2008 and December 9, 2008, respectively, to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 26, 2008 and November 17, 2008, respectively.

Cablevision paid dividends aggregating $123,499 and $64,854 in 2009 and 2008, respectively, primarily from the proceeds of dividend payments to Cablevision from CSC Holdings.  The CSC Holdings dividend payments to Cablevision were funded from cash on hand.  In addition, as of December 31, 2009, up to approximately $4,403 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the year ended December 31, 2009, CSC Holdings paid dividends to Cablevision aggregating approximately $790,082.  The proceeds were used to fund: (i) Cablevision’s repurchase of a portion of Cablevision’s April 2009 Notes pursuant to the tender offer completed in March 2009 ($196,269); (ii) Cablevision’s repayment of the remaining outstanding balance of its April 2009 Notes upon their maturity ($303,731) (see Note 10); (iii) Cablevision’s dividends paid in 2009 (iv) Cablevision’s interest payments on certain of its senior notes; and (v) Cablevision’s payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

During the year ended December 31, 2008, CSC Holdings paid dividends to Cablevision aggregating approximately $52,076.  The proceeds were used to fund a portion of Cablevision’s dividends paid in 2008.

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

A reconciliation of the denominator of the basic and diluted net income per share calculation for Cablevision for the years ended December 31, 2009 and 2007 is as follows:

	2009	2007
	(in thousands)
Basic weighted average shares outstanding	291,759	288,271
Effect of dilution:
Stock options	2,483	3,008
Restricted stock awards	4,202	3,325
Diluted weighted average shares outstanding	298,444	294,604

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period) totaling 1,736 and 417 have been excluded from diluted weighted average shares outstanding for the years ended December 31, 2009 and December 31, 2007, respectively.

Since Cablevision generated a loss from continuing operations for the year ended December 31, 2008, the outstanding common stock equivalents during this period were excluded from the computation of net loss per share as the impact would have been anti-dilutive.

CSC Holdings

Net income (loss) per common share for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of total deficiency and comprehensive income (loss) consist of net income (loss) and other gains and losses affecting deficiency or attributed net assets that, under U.S. generally accepted accounting principles (“GAAP”), are excluded from net income (loss).  These components of accumulated other comprehensive loss consist primarily of pension and postretirement liability adjustments, net of taxes.

In 2009, the benefit obligation of certain of the Company’s defined benefit pension plans and post-retirement benefit plans exceeded the fair value of the plans’ assets.  As a result, the Company recorded a non-cash charge to accumulated other comprehensive loss, net of taxes, of $5,126.  This increase resulted primarily from the decline in the fair value of the assets associated with certain of the Company’s defined benefit plans.  Also, during 2009, the Company recognized a reduction to the accumulated other comprehensive loss of $9,609, net of taxes, representing the amortization of previously recorded items in this account.

In 2008, the benefit obligation of certain of the Company’s defined benefit pension plans and post-retirement benefit plans exceeded the fair value of the plans’ assets.  As a result, the Company recorded a non-cash charge to accumulated other comprehensive loss, net of taxes, of $36,856.  This increase in the loss resulted primarily from the decline in the fair value of the assets associated with certain of the Company’s defined benefit plans arising from the general equity market declines that occurred in 2008.  Also, during 2008, the Company recognized an increase to the accumulated other comprehensive loss of $1,026, net of taxes, representing the amortization of previously recorded items in this account.

In 2007, the fair value of plan assets of certain of the Company’s defined benefit plans and post-retirement benefit plans exceeded the plans’ benefit obligations and the Company recorded a non-cash gain to accumulated comprehensive income, net of taxes, of $3,792.  Additionally, during 2007, the Company “froze” two of its defined benefit plans resulting in a non-cash related benefit to accumulated comprehensive income (loss) of $11,015 ($18,803, net of taxes of $7,788) as described in Note 16.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

For options and performance based option awards granted after January 1, 2006, Cablevision recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model using a straight-line amortization method.  For restricted shares and restricted stock units, Cablevision recognizes compensation expense using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.  For stock appreciation rights, Cablevision recognizes compensation expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model.

For CSC Holdings, share-based compensation expense is recognized in its statements of operations for the years ended December 31, 2009, 2008 and 2007 based on allocations provided by Cablevision.

Cash Flows

During 2009, 2008 and 2007, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2009	2008	2007
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations
Value of GE common stock exchanged in the acquisition of Sundance	$—	$369,137	$—
Redemption of collateralized indebtedness with related equity derivative contracts and stock	—	—	102,469
Redemption of collateralized indebtedness with related equity derivative contracts	78,398	55,644	—
Capital lease obligations	—	—	11,234
Asset retirement obligations	31	9,243	29
Leasehold improvements paid by landlord	361	2,803	7,892
Capitalized share-based compensation	794	—	—

Non-Cash Financing Activity of Cablevision:
Continuing Operations:
Dividends payable on unvested restricted share awards	3,941	1,294	—

Non-Cash Investing Activity of CSC Holdings:
Continuing Operations:
Contribution of 8% senior notes due 2012 from Cablevision	—	650,000	—

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	709,987	759,068	943,404
Cash interest paid - continuing operations (CSC Holdings)	610,271	636,428	813,494
Income taxes paid, net - continuing operations (Cablevision and CSC Holdings)	19,245	13,468	28,686

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

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2009, 2008 and 2007, or 10% or more of its consolidated net trade receivables at December 31, 2009 and 2008.

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

NOTE 3.                RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The guidance under ASC Topic 105-10

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

became effective for the Company as of September 30, 2009.  References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.

In May 2009, the FASB issued guidance now codified under ASC Topic 855-10, which requires an entity, after the balance sheet date, to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements.  ASC Topic 855-10 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity’s financial statements were issued or the date the financial statements were available to be issued.  The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009.  The Company has provided the required disclosures under ASC Topic 855-10 regarding subsequent events in Note 22.

In December 2008, the FASB issued guidance under ASC Topic 715-20, which requires more detailed disclosures about employers’ postretirement benefit plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The Company has provided the required disclosures pursuant to the guidance under ASC Topic 715-20 in Note 16.

In April 2008, the FASB issued guidance now codified under ASC Topics 350-30 and 275-10, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350.  The guidance under ASC Topics 350-30 and 275-10 became effective as of January 1, 2009 for the Company.  The adoption of the guidance under ASC Topics 350-30 and 275-10 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance now codified under ASC Topic 815-10.  ASC Topic 815-10 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  The guidance under ASC Topic 815-10 became effective as of January 1, 2009 for the Company.  The Company has provided the required disclosures pursuant to the guidance under ASC Topic 815-10 for derivative instruments in Note 11.

In December 2007, the FASB issued guidance now codified under ASC Topic 810-10.  ASC Topic 810-10 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The guidance under ASC Topic 810-10 became effective as of January 1, 2009 for the Company.

In connection with the guidance under ASC Topic 810-10, the SEC issued additional guidance now codified under ASC Topic 480-10, which sets forth the SEC Staff’s views regarding the interaction between Topic D-98 and ASC Topic 810-10.  ASC Topic 480-10 indicates that the classification, measurement, and earnings per share guidance required by Topic D-98 applies to noncontrolling interests (e.g., when the noncontrolling interest is redeemable at a fixed price by the holder or upon the occurrence of an event that is not solely within the control of the issuer).  This includes noncontrolling interests redeemable at fair value.  The guidance under ASC Topic 480-10 became effective as of January 1, 2009 for the Company.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

As a result of the adoption of the guidance under ASC Topic 810-10 and ASC Topic 480-10, the Company:

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

In connection with the adoption of the guidance under ASC Topics 480-10 and 810-10, the Company has reclassified amounts in the accompanying consolidated balance sheets, consolidated statements of operations, consolidated statements of total deficiency and comprehensive income (loss), and consolidated statements of cash flow related to noncontrolling interests for the 2008 and 2007 periods.

Under ASC Topic 810-10, net income attributable to noncontrolling interests is no longer included in the determination of net income, and as a result, the net loss for the year ended December 31, 2008 increased $8,108, while the net income for the year ended December 31, 2007 decreased by $321, from previously reported amounts.  Although the earnings per share presentation has been modified, the adoption of the guidance under ASC Topic 810-10 had no impact on the Company’s calculation of earnings per share.

In December 2007, the FASB issued guidance now codified under ASC Topic 805.  ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Also, in April 2009, the FASB issued guidance now codified under ASC Topic 805-20, to address some of the application issues under ASC Topic 805.  ASC Topic 805-20 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of acquisition of the related asset or liability can be determined).  Both the guidance under ASC Topics 805 and 805-20 became effective as of January 1, 2009 for the Company.  Accordingly, any business combination completed prior to January 1, 2009 was accounted for pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations.  Business combinations completed subsequent to January 1, 2009, have been accounted for pursuant to ASC Topics 805 and 805-20.

In September 2006, the FASB issued guidance now codified under ASC Topic 820.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Under ASC Topic 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  The guidance under

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

ASC Topic 820 became effective for the Company on January 1, 2008 with respect to financial assets and financial liabilities and January 1, 2009 for nonfinancial assets and nonfinancial liabilities.  The additional disclosures required by the guidance under ASC Topic 820 are included in Note 12.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Topic 820-10.  ASU No. 2010-06 amends ASC Topic 820-10 to now require that (a) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU No. 2010-06 clarifies existing disclosures on (a) how a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (b) how a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU No. 2010-06 is effective for the Company in the fourth quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures will be effective for the Company in the first quarter of 2011.  Early adoption is permitted.

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

NOTE 4.                TRANSACTIONS

2008 Transactions

Newsday

On July 29, 2008, CSC Holdings and Tribune Company completed a series of transactions contemplated by the Formation Agreement, dated May 11, 2008, to form Newsday Holdings LLC and Newsday LLC, new limited liability companies that operate the Company’s newspaper publishing business.  The newspaper publishing business (“Newsday Media Group”) includes the Newsday daily newspaper which is primarily distributed on Long Island, New York and in the New York metropolitan area.  The Newsday Media Group also includes (i) amNew York, a free daily newspaper distributed in New York City, (ii) Star Community Publishing Group which is the Northeast’s largest group of weekly shopper publications, (iii) Island Publications which produces targeted lifestyle magazines and selected tourism

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

and business to business publications (through December 2008 when operations were shutdown), and (iv) online websites including newsday.com and exploreLI.com.

On the closing date, Tribune Company, through its subsidiaries, contributed substantially all of the assets and liabilities of the Newsday Media Group to Newsday Holdings LLC, which in turn contributed such assets to Newsday LLC, its wholly-owned subsidiary, and CSC Holdings, through its subsidiary NMG Holdings, Inc., contributed approximately $682,000 aggregate principal amount of newly-issued 8% senior notes due 2012 of Cablevision with an approximate fair value of $650,000 to Newsday Holdings LLC (the “Newsday Transaction”).  CSC Holdings issued approximately 1.2 million shares of common stock to Cablevision in consideration for its contribution of the newly-issued 8% senior notes due 2012.  Also, on July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility (see Note 10) and distributed cash of $612,000 on behalf of Newsday Holdings LLC to Tribune Company in connection with Tribune Company’s contribution of the net assets of the Newsday Media Group and $18,000 for prepaid rent from the proceeds of that financing.  The remaining $20,000 was used by Newsday LLC for working capital purposes.  In addition, CSC Holdings provided $35,000 in additional funds to Newsday LLC, through a contribution to Newsday Holdings LLC, to pay certain transaction costs.  As a result of these transactions, CSC Holdings, through its subsidiary NMG Holdings, Inc. owns approximately 97.2% of the equity in Newsday Holdings LLC and Tribune Company, through a wholly-owned subsidiary, owns approximately 2.8% of the equity in Newsday Holdings LLC, which owns the Cablevision senior notes with an aggregate principal amount of approximately $682,000 and the Newsday Media Group business through its 100% ownership of Newsday LLC.

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

The Company accounted for the Newsday Transaction under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  Under the purchase method of accounting, the total estimated purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the estimated purchase price over those fair values was recorded as goodwill.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a preliminary purchase price allocation analysis.  The results of Newsday’s operations have been included in the consolidated financial statements from the date of the transaction and comprise the Company’s Newsday segment.

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

The following table provides the allocation of the purchase price (including transaction costs of $10,717) to the assets acquired and liabilities assumed:

	Estimated Useful Life
Accounts receivable, net		$46,506
Prepaid expenses and other assets		9,293
Property and equipment, net	2 to 9 years	71,571
Advertiser relationships	3 to 10 years	41,197
Other amortizable intangibles	5 to 17 years	20,898
Trademarks	Indefinite-lived	125,622
Goodwill	Indefinite-lived	359,612
Accounts payable and other liabilities		(34,058)
Capital lease obligations		(1,961)
Carryover basis of net assets acquired attributable to residual minority interest		(15,963)
Net assets acquired		$622,717

See Note 6 regarding impairment charges recognized for Newsday relating to trademarks, other long-lived assets and goodwill as of December 31, 2009 and 2008.

The unaudited pro forma revenues, income (loss) from continuing operations, net income (loss), income (loss) per share from continuing operations and net income (loss) per share for the years ended December 31, 2008 and 2007, as if the Newsday Transaction had occurred on January 1, 2007, are as follows:

	Cablevision		CSC Holdings
	Years Ended December 31,
	2008	2007	2008	2007
Revenues	$7,486,080	$6,979,988	$7,486,080	$6,979,988
Income (loss) from continuing operations	$(244,229)	$15,356	$(131,456)	$125,610
Net income (loss)	$(245,175)	$210,148	$(132,402)	$320,402
Basic income (loss) per share from continuing operations	$(0.84)	$0.05
Diluted income (loss) per share from continuing operations	$(0.84)	$0.05
Basic net income (loss) per share	$(0.84)	$0.73
Diluted net income (loss) per share	$(0.84)	$0.71

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Sundance Channel L.L.C.

On June 16, 2008, certain wholly-owned subsidiaries of Rainbow Media Holdings LLC completed transactions which resulted in the 100% acquisition of Sundance Channel L.L.C. (“Sundance”) from General Electric Company’s NBC Universal, CBS Corporation’s Showtime Networks (“CBS”), an entity controlled by Robert Redford and an entity controlled by another individual.  The purchase price of $472,464 was paid through an exchange of 12,742,033 shares of common stock of General Electric Company held by certain subsidiaries of Rainbow Media Holdings valued, based on the closing price at the acquisition date, at $369,137, and a net cash payment of $103,327.  The aggregate purchase price for financial statement purposes including the effect of working capital adjustments of $3,189 and closing costs, and excluding $87,716 of net deferred tax adjustments as described below, of $482,416, is lower than the contractual purchase price of $496,000, (prior to customary working capital adjustments, closing costs of $6,763, and deferred tax adjustments) because the General Electric common stock was valued in accordance with the acquisition agreement on the basis of a trailing average price, which was higher than the closing price of the General Electric common stock at the acquisition date.  In the first transaction, General Electric received all of the General Electric common stock held by certain subsidiaries of Rainbow Media Holdings, and the Rainbow Media Holdings subsidiaries received a 100% interest in a newly formed subsidiary of General Electric, which held cash and General Electric’s ownership interest in Sundance.  In subsequent transactions, this newly formed subsidiary used the cash contributed to it by General Electric and additional cash contributions by the Company to purchase the remaining interests in Sundance.

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

The Company accounted for the acquisition of Sundance under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141.  Under the purchase method of accounting, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the purchase price over those fair values was recorded as goodwill.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a purchase price allocation analysis.  As a result of the non-taxable transfer of the General Electric common stock and the settlement of the related monetization contracts in connection with the acquisition, the purchase price and resulting purchase price allocation were reduced by the related net deferred tax effects of $87,716 to $394,700.  The results of Sundance’s operations have been included in the consolidated financial statements from the date of acquisition and are included in the Company’s Rainbow segment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following table provides the allocation of the purchase price to the assets acquired and liabilities assumed:

	Estimated Useful Life
Cash		$3,056
Accounts receivable		13,371
Prepaid expenses and other assets		30,102
Affiliation agreements and affiliate relationships	4 to 25 years	314,200
Advertiser relationships	3 years	12,700
Trademarks	Indefinite-lived	19,900
Goodwill	Indefinite-lived	28,931
Accounts payable and accrued expenses		(11,316)
Other liabilities		(16,244)
Net assets acquired (1)		$394,700

(1)       Net of $87,716 of deferred tax effects which were recorded as a result of the expected tax free disposition of the General Electric common stock and the settlement of the related monetization contracts thereon described above.  The deferred tax impact was comprised of (i) the reversal of a deferred tax liability of $136,581 on the unrealized tax gain with respect to the investment in General Electric common stock, (ii) an unrecognized tax benefit of $53,132 associated with an uncertain tax position of $53,132 that was primarily related to certain previously recognized deferred tax assets and (iii) $4,267 of deferred tax assets relating to future deductible temporary differences.

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

Contemporaneously with the execution of the agreement relating to the Bay Area Sale and the New England Sale, subsidiaries of the Company and Comcast entered into or extended affiliation agreements relating to (i) the carriage of the Versus and Golf Channel programming services on the Company’s cable television systems and (ii) the carriage of AMC, Fuse, IFC, WE tv, Lifeskool, Sportskool, MSG Network and MSG Plus on Comcast’s cable television systems.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 5.                RESTRUCTURING EXPENSE

In December 2008, as a result of the decision to discontinue funding of the U.S. domestic programming business of VOOM HD Holdings LLC (“VOOM HD”), the Company recorded severance expense of approximately $5,711 related to the elimination of 128 positions, an impairment charge of $40,974 related to certain contractual program rights, and other costs of $110.  Management concluded that these program rights had no future usefulness and could no longer be exploited at VOOM HD or on any other programming subsidiary of the Company.

During 2009, the Company recognized additional restructuring expenses related to VOOM HD of approximately $5,162 primarily from impairment losses associated with certain contractual program rights, liabilities incurred for programming commitments to third party licensors, and gains relating to the settlement of contractual programming obligations which totaled approximately $4,572.

In December 2008, Newsday recorded restructuring expense of $7,225 which included primarily expenses of approximately $5,181 associated with the elimination of 106 positions, primarily in the operations, editorial, sales and advertising departments of the business and positions at Island Publications which was shutdown in December 2008, an impairment charge of $1,472 relating to certain intangible assets, and charges of approximately $572 related to lease and other contract exit costs were recognized.

In 2009, Newsday recorded restructuring expense of $6,496, which included approximately $3,590 associated with the elimination of 98 positions, primarily in the operations, transportation and advertising departments of the business and expenses of $3,174 related to facility realignment initiatives.  The 2009 restructuring expense is offset by credits aggregating $268 related to Newsday’s 2008 restructuring plan.

The following table summarizes the VOOM and Newsday restructuring expense recognized during 2008 and 2009:

	Employee Severance	Facility Realignment Costs	Contractual Program Rights	Other Costs	Total

Charges incurred	$10,892	$528	$40,974	$1,626	$54,020
Write-down of assets	—	—	(40,974)	(1,545)	(42,519)
Payments	(15)	(2)	—	—	(17)
Restructuring liability at December 31, 2008	10,877	526	—	81	11,484
Charges incurred	3,980	3,048	4,572	58	11,658
Write-down of assets and other adjustments	—	(2,138)	(1,712)	(10)	(3,860)
Payments	(11,232)	(531)	(2,390)	(71)	(14,224)
Restructuring liability at December 31, 2009	$3,625	$905	$470	$58	$5,058

During 2009, the Company recorded net restructuring credits aggregating $16 relating to changes to the Company’s previous estimates of severance recorded in connection with the Company’s 2007 plan and restructuring credits of $914 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001 and 2002 and 2006 facility realignment plans.

During 2008, the Company recorded net severance expense of $143 related to the elimination of positions at certain programming businesses within the Rainbow segment.  Also, during 2008, the Company recorded net restructuring credits aggregating $104 relating to changes to the Company’s previous estimates of severance recorded in connection with the Company’s 2007 plan and $4,176 relating to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

changes to the Company’s previous estimates recorded in connection with the Company’s 2001 and 2002 and 2006 facility realignment plans.

In 2007, the Company recorded net restructuring expense aggregating $4,733 which included $2,902 of severance and other costs related to the elimination of approximately 77 positions, at certain programming businesses within the Rainbow segment and $221 of severance and other costs related to the elimination of two positions within the Madison Square Garden segment (which were fully paid in 2008), and $479, $277 and $854 relating to changes to the Company’s previous estimates recorded in connection with the Company’s 2001, 2002 and 2006 facility realignment plans, respectively.

At December 31, 2009, aggregate restructuring liabilities of $4,887 and $194 were classified as a current liability and long-term liability, respectively, in the consolidated balance sheets.

NOTE 6.                IMPAIRMENT CHARGES

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each year or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the continuing deterioration of values in the newspaper industry and the greater than anticipated economic downturn and its current and anticipated impact on Newsday’s advertising business, the Company determined that a triggering event had occurred and the Company tested indefinite-lived intangibles, long-lived assets and goodwill for impairment as of December 31, 2009 and 2008 (the “interim testing dates”).

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

The Company’s impairment analysis as of December 31, 2008 resulted in pre-tax impairment charges of $59,522, $8,199 and $333,159 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill, respectively, originally recorded by the Company in conjunction with its acquisition of Newsday on July 29, 2008 (see Note 4).  The net $400,880 pre-tax impairment charges are included in depreciation and amortization (including impairments) and the Company recognized an income tax benefit of $164,080, in addition to the allocation of such pre-tax impairment charges to the noncontrolling interest owner’s basis in those assets.

The Company’s impairment analysis as of December 31, 2009 resulted in pre-tax impairment charges of $2,000 related to the excess of the carrying value over the estimated fair value of certain indefinite-lived intangibles.  This pre-tax impairment charge is included in depreciation and amortization (including impairments).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

As part of its periodic review of expected usefulness of program rights, the Company recorded an impairment loss of $8,445, $1,129 and $3,160 in 2009, 2008 and 2007, respectively.  See Note 5 for programming impairments recorded in 2009 and 2008 as a component of restructuring expense in connection with the Company’s decision to discontinue the domestic programming operations of VOOM HD.  Approximately $7,778 and $1,123 of the impairment losses in 2009 and 2007, respectively, represent primarily the write-off of the carrying value of certain program rights of the Company’s Rainbow segment and are included in technical and operating expense.  Approximately $667, $1,129 and $2,037 of the impairment losses in 2009, 2008 and 2007, respectively, represent primarily the write-off of the carrying value of certain program rights of the Company’s Madison Square Garden segment and are also included in technical and operating expense.

In addition, the Company recorded impairment charges of $1,436, $16,105 and $1,804 in 2009, 2008 and 2007, respectively, included in depreciation and amortization.  The charges in 2009 related primarily to certain other long-lived assets related to the Company’s theater operations and Newsday.  The charges in 2008 related primarily to the write-off of deferred carriage fees of $15,034 at VOOM HD after EchoStar Communications Corporation (“EchoStar”) ceased the distribution of VOOM in May 2008.  The charges in 2007 related primarily to certain other long-lived assets and goodwill related to certain businesses in the Company’s theater operations and Rainbow segment.

NOTE 7.                                                 DISCONTINUED OPERATIONS

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast (see Note 4).  In addition, in April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.

Operating results of discontinued operations for the year ended December 31, 2007 are summarized below:

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 8.                PROPERTY, PLANT AND EQUIPMENT

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company’s employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10-25 years), and headend facilities (4-15 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2009	2008	Useful Lives
Customer equipment	$2,051,840	$1,891,678	3 to 5 years
Headends and related equipment	830,223	771,104	4 to 25 years
Central office equipment	606,481	564,662	5 to 10 years
Infrastructure	5,135,858	4,945,644	3 to 25 years
Equipment	1,571,052	1,499,148	2 to 20 years
Construction in progress (including materials and supplies)	126,959	108,350
Furniture and fixtures	187,623	181,106	3 to 12 years
Transportation equipment	235,799	240,568	3 to 18 years
Buildings and building improvements	410,749	400,341	5 to 45 years
Leasehold improvements	602,258	561,575	Term of lease
Land	86,705	86,823
	11,845,547	11,250,999
Less accumulated depreciation and amortization	(8,529,961)	(7,778,359)
	$3,315,586	$3,472,640

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2009, 2008 and 2007 amounted to $962,155, $987,114 and $1,035,050 (including impairments of $1,436, $1,071 and $1,424 in 2009, 2008 and 2007), respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

At December 31, 2009 and 2008, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2009	2008
Equipment	$71,738	$91,513
Less accumulated amortization	(31,715)	(41,550)
	$40,023	$49,963

NOTE 9.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2009 and 2008:

	December 31,		Estimated
	2009	2008	Useful Lives
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$1,038,143	$1,056,616	4 to 25 years
Broadcast rights and other agreements	45,590	45,590	10 years
	1,083,733	1,102,206
Accumulated amortization
Affiliation agreements and affiliate relationships	(542,318)	(480,741)
Broadcast rights and other agreements	(41,563)	(40,043)
	(583,881)	(520,784)
Affiliation, broadcast and other agreements, net of accumulated amortization	$499,852	$581,422
Gross carrying amount of other amortizable intangible assets
Season ticket holder relationships	$75,005	$75,005	10 to 15 years
Suite holder relationships	15,394	15,394	11 years
Advertiser relationships	148,070	149,679	3 to 10 years
Other amortizable intangibles	122,866	118,451	3 to 28 years
	361,335	358,529
Accumulated amortization
Season ticket holder relationships	(26,377)	(20,927)
Suite holder relationships	(6,645)	(5,246)
Advertiser relationships	(84,053)	(67,787)
Other amortizable intangibles	(46,988)	(33,313)
	(164,063)	(127,273)
Other amortizable intangible assets, net of accumulated amortization	$197,272	$231,256

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Indefinite-lived intangible assets
Sports franchises	$96,215	$96,215
FCC licenses and other intangibles	6,913	6,913
Trademarks	145,880	147,880
Other indefinite-lived intangible assets	$249,008	$251,008
Affiliation, broadcast and other agreements, net of accumulated amortization	$499,852	$581,422
Other amortizable intangible assets, net of accumulated amortization	197,272	231,256
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	249,008	251,008
Goodwill	1,100,702	1,100,333
Total intangible assets, net	$2,778,682	$2,895,867
Aggregate amortization expense
Years ended December 31, 2009 and 2008 (excluding impairment charges of $2,000 and $400,880, respectively) (a)	$120,093	$119,815

Estimated amortization expense
Year ending December 31, 2010	$120,590
Year ending December 31, 2011	111,736
Year ending December 31, 2012	92,771
Year ending December 31, 2013	52,790
Year ending December 31, 2014	28,397

(a)                     Amortization expense for 2008 includes the amortization of definite-lived intangible assets set forth above and also includes $15,034 relating to the write-off of the remaining net book value of deferred carriage fees associated with the EchoStar affiliation agreement deemed impaired as a result of the court decision filed on May 5, 2008 and the formal termination of the carriage agreement by EchoStar on May 13, 2008, as discussed in Note 18 Commitments and Contingencies - “EchoStar Contract Dispute”.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Tele- communications		Madison Square Garden	Rainbow		Newsday	Other	Total
Gross goodwill as of December 31, 2007	$210,181		$742,492	$65,802		$—	$11,247	$1,029,722
Accumulated impairment losses as of December 31, 2007	—		—	(5,343)		—	(899)	(6,242)
	210,181		742,492	60,459		—	10,348	1,023,480
Goodwill relating to the acquisition of Sundance	—		—	29,020		—	—	29,020
Goodwill relating to the acquisition of the Company’s 97.2% interest in Newsday	24,109	(a)	—	—		335,603	—	359,712
Goodwill relating to the acquisition of 4Connections LLC	21,010		—	—		—	—	21,010
Other acquisitions	—		—	270	(d)	—	—	270
Impairment loss- continuing operations	—		—	—		(333,159)	—	(333,159)
Gross goodwill as of December 31, 2008	255,300		742,492	95,092		335,603	11,247	1,439,734
Accumulated impairment losses as of December 31, 2008	—		—	(5,343)		(333,159)	(899)	(339,401)
	255,300		742,492	89,749		2,444	10,348	1,100,333
Adjustments to preliminary purchase price allocations	477	(b)	—	(89	)(c)	(100)	—	288
Other acquisitions	—		—	81	(d)	—	—	81
Gross goodwill as of December 31, 2009	255,777		742,492	95,084		335,503	11,247	1,440,103
Accumulated impairment losses as of December 31, 2009	—		—	(5,343)		(333,159)	(899)	(339,401)
	$255,777		$742,492	$89,741		$2,344	$10,348	$1,100,702

(a)                    Portion of Newsday Transaction related synergies attributable to the Telecommunications Services segment.

(b)                   Adjustment to purchase accounting related to the acquisition of 4Connections LLC which is included in the Lightpath reporting unit.

(c)                    Adjustment to purchase accounting related to the acquisition of Sundance Channel.

(d)                   Addition relates to the AMC reporting unit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 10.              DEBT

Bank Debt

The Company’s outstanding bank debt at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
Restricted Group:
Revolving loan facility	$50,000	$—
Term A-1 loan facility	650,000	900,000
Term B loan facility	2,210,994	3,403,750
Term B-2 extended loan facility	1,157,756	—
	4,068,750	4,303,750

Rainbow National Services:
Term A loan facility	450,000	475,000
Revolving loan facility	130,000	225,000
	580,000	700,000

Newsday LLC:
Term loan facility	650,000	650,000
Total bank debt	$5,298,750	$5,653,750

Restricted Group

On May 27, 2009, CSC Holdings entered into an agreement that provided for an extension of the maturity date from March 29, 2013 to March 29, 2016 of approximately $1,166,778 of the $3,395,000 then outstanding principal amount of the term B loan under its credit facility.  Consenting lenders received a one-time amendment fee of five basis points (.05%) on their total loan commitments.  Lenders who elected to extend their loan commitments will be paid an annual extension fee of 1.5% of their loan commitments through maturity on March 29, 2016.  In connection with the extension of these loan commitments, the Company incurred deferred financing costs of $1,867.

At December 31, 2009, the Restricted Group’s credit facility consists of four components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility, a $2,228,222 term B loan facility and a $1,166,778 term B-2 extended loan facility.  The four components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2009, $50,000 was drawn under the $1,000,000 revolving credit facility and an additional $59,337 was restricted for certain letters of credit issued on behalf of CSC Holdings.  Therefore, $890,663 of the $1,000,000 revolving credit facility was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.  The revolving credit facility and the term A-1 loan facility mature in February 2012, the term B loan facility matures in March 2013 and the term B-2 extended loan facility matures in March 2016.  The revolver has no required interim repayments.  In January 2010, the Company repaid the balance outstanding under its revolver of $50,000.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $62,500 in 2010 and $100,000 in 2011.  The $2,228,222 term B loan facility is subject to quarterly repayments of $5,743 through March 31, 2012 and $539,827 beginning on June 30, 2012 through its maturity date in March 2013.  The $1,166,778 term B-2 extended loan facility is subject to quarterly repayments of $3,007 through December 30, 2015 and a final payment of $1,085,585 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at anytime.  The weighted average interest rates as of December 31, 2009 on borrowings

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

under the revolving credit facility, term A-1 loan facility, term B loan facility and term B-2 extended loan facility were 1.23%, 1.26%, 2.00% and 2.00%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility and term B-2 extended loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage (as defined in the term A-1 loan facility) that had been 5.00 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage (as defined in the term A-1 loan facility) that had been 3.25 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit CSC Holdings’ ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility and term B-2 extended loan facility, CSC Holdings is limited in its ability to incur additional indebtedness based on a maximum total leverage ratio (as defined in the term B loan facility) that had been 5.50 times cash flow through December 31, 2009 with a subsequent step-down to 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio (as defined in the term B loan facility and term B-2 extended loan facility) of 4.50 times cash flow.

Under the revolving credit facility, the term A-1 facility, term B loan facility and term B-2 extended loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  CSC Holdings’ ability to make restricted payments is also limited by provisions in the term B loan facility and term B-2 extended loan facility and the indentures covering CSC Holdings’ notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2009.

CSC Holdings is obligated to pay fees of 0.25% to 0.50% per annum based on undrawn revolver commitment balances.

Rainbow National Services

RNS, an indirect wholly-owned subsidiary of CSC Holdings, has a bank facility (the “RNS Credit Facility”) providing for an $800,000 senior secured facility which consists of a $500,000 term A loan facility, all of which was borrowed in 2006, and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

$5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the RNS Credit Facility with terms and conditions that are no more restrictive than those of the RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility other than the $280,000 incremental revolver supplement (“Incremental Revolver”) entered into on June 3, 2008 discussed below.

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

Borrowings under the RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the RNS Credit Facility)), or the Eurodollar Rate (as defined in the RNS Credit Facility).  The interest rate under the RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  At December 31, 2009, the weighted average interest rate on both the term A loan facility and amounts drawn under the revolving credit facility was 1.25%.  RNS had $170,000 in undrawn revolver commitments at December 31, 2009.

The borrowings under the RNS Credit Facility may be repaid without penalty at any time.  The term A loan is to be repaid in quarterly installments of $6,250 in 2010, $12,500 in 2011 and 2012, and $162,500 beginning on March 31, 2013 through its maturity date in June 2013.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of December 31, 2009.

RNS is obligated to pay fees of 0.375% per annum on any undrawn revolver commitment.

RNS Incremental Revolver

On June 3, 2008, RNS entered into an Incremental Revolver whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit Facility.  RNS is obligated to pay fees of 0.375% per annum on any undrawn portion of the Incremental Revolver commitment balance.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver at December 31, 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

In connection with the Incremental Revolver, RNS incurred deferred financing costs of $2,941, which are being amortized to interest expense over the four year term of the revolver.

Newsday LLC

Newsday LLC’s senior secured credit facility is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The interest rate on the floating rate term loan facility is the Eurodollar Rate (as defined) plus 6.25%.  The rate for borrowings under the floating rate term loan facility was approximately 6.53% as of December 31, 2009.  Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes held by Newsday Holdings LLC.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The principal financial covenant for the senior secured credit facility is a minimum liquidity test of $25,000, which is tested bi-annually on June 30 and December 31.  The senior secured credit facility also contains other affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC Holdings under the Newsday LLC senior secured credit facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

On October 28, 2009, Newsday LLC entered into an amendment to its credit facility that provides for: (a) the replacement of a 1.1 to 1 consolidated interest coverage ratio covenant with the $25,000 minimum liquidity covenant described above, (b) an increase in the interest rate applicable for the $525,000 fixed rate term loan facility from 9.75% to 10.50%, (c) an increase in the interest rate margin applicable to the $125,000 floating rate term loan facility from 5.50% to 6.25% and (d) increases in the prepayment premiums applicable to repayments of term loans prior to maturity.  Newsday LLC paid each consenting lender a one-time fee equal to 0.25% of the lender’s commitment.

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

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of December 31, 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

In connection with the Newsday LLC credit facility, the Company incurred deferred financing costs of $1,621 and $23,971 in 2009 and 2008, respectively, which are being amortized to interest expense over the five year term of the credit facility.

Senior Notes and Debentures

The following table summarizes the Company’s senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Face	December 31,
Issuer	Issued	Date	Rate	Amount	2009	2008
CSC Holdings(a)(e)	July 1999	July 2009	8.125%	500,000	$—	$499,883
CSC Holdings(a)(e)	August 1997	August 2009	8.125%	400,000	—	399,917
CSC Holdings(a)(f)	March 2001	April 2011	7.625%	1,000,000	325,665	999,278
CSC Holdings(b)(f)	April 2004	April 2012	6.75%	500,000	244,617	500,000
CSC Holdings(b)	January 2009	April 2014	8.50%	844,000	764,091	—
CSC Holdings(b)(d)	June 2008	June 2015	8.50%	500,000	500,000	500,000
CSC Holdings(a)	February 1998	February 2018	7.875%	300,000	298,607	298,436
CSC Holdings(a)	July 1998	July 2018	7.625%	500,000	499,788	499,764
CSC Holdings(b)	February 2009	February 2019	8.625%	526,000	502,141	—
RNS(c)	August 2004	September 2012	8.75%	300,000	299,283	299,014
					3,434,192	3,996,292
Cablevision(a)(e)	April 2004	April 2009	Floating	500,000	—	500,000
Cablevision(b)	April 2004	April 2012	8.00%	1,000,000	1,000,000	1,000,000
Cablevision(b)	September 2009	September 2017	8.625%	900,000	887,691	—
					$5,321,883	$5,496,292

(a)                      These notes are not redeemable by the Company prior to maturity.

(b)                     The Company may redeem some or all of the notes at any time at a make-whole redemption price calculated by reference to market interest rates for comparable maturity treasury notes plus a spread.

(c)                      The senior notes are redeemable, in whole or in part, at a redemption price equal to 102.188% of face value, and 100% of face value on or after September 1, 2010.

(d)                     The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.250% of face value at any time on or after June 15, 2012, 102.125% on or after June 15, 2013, and 100% on or after June 15, 2014.  The proceeds of these notes were used to repay the CSC Holdings $500,000 face amount of 7-1/4% senior notes which matured in July 2008.

(e)                      These notes were repurchased and redeemed with the proceeds from the issuance of $844,000 face amount of 8-1/2% and $526,000 face amount 8-5/8% senior notes in January and February 2009, respectively, as well as with cash on hand.

(f)                        A portion of these senior notes were repurchased with the proceeds from the issuance of $900,000 face amount 8-5/8% senior notes in September 2009, as well as with cash on hand.

On June 4, 2008, CSC Holdings issued $500,000 face amount of 8-1/2% senior notes due June 15, 2015  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $8,946, which are being amortized to interest expense over the seven year term of the notes.

On July 29, 2008, in connection with the Newsday Transaction, Cablevision contributed approximately $682,000 aggregate face value of newly issued 8% senior notes due 2012 (with a fair value of approximately $650,000 at date of contribution) to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC (see Note 4).  These notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity statement of CSC Holdings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

On January 13, 2009, CSC Holdings issued $844,000 face amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  The proceeds were used in connection with the February 2009 tender offers discussed below and to fund a dividend to Cablevision that was used by Cablevision to repay a portion of the Cablevision floating rate senior notes due April 1, 2009 (“April 2009 Notes”).  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $16,434, which are being amortized to interest expense over the term of the senior notes.

On February 12, 2009, CSC Holdings issued $526,000 face amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  The proceeds were used in connection with the February 2009 tender offers discussed below and to repay a portion of the outstanding $500,000 face amount of Cablevision April 2009 Notes.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $10,832, which are being amortized to interest expense over the term of the senior notes.

On September 23, 2009, Cablevision issued $900,000 face amount of 8-5/8% senior notes due September 15, 2017.  These notes are senior unsecured obligations and are not guaranteed by any of Cablevision’s subsidiaries.  Gross proceeds from the issuance were approximately $887,364 after giving effect to the original issue discount of approximately $12,636.  The net proceeds were used in connection with the September 2009 tender offers discussed below.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $19,021, which are being amortized to interest expense over the term of the senior notes.

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

Pursuant to the Cablevision February Tender and CSC Holdings February Tender, the Company repurchased $196,269 aggregate principal amount of the April 2009 Notes, $449,430 aggregate principal amount of the July 2009 Notes and $306,791 aggregate principal amount of the August 2009 Debentures.  The tender premiums aggregating approximately $490 for the Cablevision April 2009 Notes and $18,726

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

for CSC Holdings July 2009 Notes and August 2009 Debentures, have been recorded in loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2009.  As of December 31, 2009, Cablevision repaid the remaining outstanding balance of its April 2009 Notes aggregating $303,731 upon their maturity on April 1, 2009 with cash on hand and CSC Holdings repaid the remaining outstanding balance of its July 2009 Notes aggregating $50,570 and its August 2009 Debentures aggregating $93,209 upon their maturity on July 15, 2009 and August 15, 2009, respectively, with cash on hand.

On September 9, 2009, CSC Holdings announced that it commenced a cash tender offer (the “CSC Holdings September Tender”) for its outstanding $1,000,000 face amount of 7-5/8% senior notes due April 1, 2011 (“April 2011 Notes”) for total consideration of $1,050.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,020.00 per $1,000.00 principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes and its outstanding $500,000 face amount of 6-3/4% senior notes due April 15, 2012 (“April 2012 Notes”) for total consideration of $1,046.25 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000.00 principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes.

Pursuant to the CSC Holdings September Tender, in October 2009, CSC Holdings repurchased $674,204 aggregate principal amount of the April 2011 Notes and $255,383 aggregate principal amount of the April 2012 Notes.  The tender premiums aggregating approximately $33,604 for the April 2011 Notes and $11,809 for the April 2012 Notes have been recorded in loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2009.

Senior Subordinated Notes and Debentures

In August 2004, RNS issued $500,000 face amount of 10-3/8% senior subordinated notes due September 1, 2014.  These senior subordinated notes were discounted $3,915, upon original issuance.  These notes are guaranteed by substantially all of the subsidiaries of RNS.  RNS may redeem the senior subordinated notes, in whole or in part, at a redemption price equal to 105.188% of face value, 103.458% on or after September 1, 2010, 101.729% on or after September 1, 2011, and 100% on or after September 1, 2012.  The notes are redeemable at the redemption price plus accrued and unpaid interest through the redemption date.

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member, RPH, an indirect wholly-owned subsidiary of Rainbow Media Holdings, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its senior subordinated notes due 2014, representing 35% of the outstanding notes, at the redemption price of 110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium and wrote-off the related unamortized deferred financing costs of $2,919.  The carrying value of these notes at December 31, 2009 and 2008 was $323,817 and $323,564, respectively.

The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Summary of Five Year Debt Maturities

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2009, including collateralized indebtedness (see Note 11) and capital leases (including interest), during the five years subsequent to December 31, 2009, are as follows:

Years Ending December 31,	CSC Holdings	Cablevision(a)
2010	$540,852	$540,852
2011	1,024,462	1,024,462
2012	2,367,279	3,367,279
2013	1,532,223	1,532,223
2014	1,186,374	1,186,374

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

In addition, the Company had entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below.  These contracts required the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract’s inception.  As of December 31, 2008, the total notional value of such contracts was $48,620 and the fair values of such contracts aggregated $630, a net liability position.  These agreements have not been designated as hedges for accounting purposes.  On March 24, 2009, the Company’s remaining prepaid interest rate swap matured.

In March 2008, CSC Holdings entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt.  In November 2008, RNS entered into interest rate swap contracts with a notional amount of $450,000 to effectively fix borrowing rates on a substantial portion of its floating rate debt which matured in November 2009.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 90% of the Company’s debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 33% is effectively fixed through utilization of these interest rate swap contracts) as of December 31, 2009.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2009:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2009*
March 2010	$1,100,000	3.65%	0.26%
June 2012	$2,600,000	4.86%	0.26%

*                             Represents the floating rate received by the Company under its interest rate swap contracts at December 31, 2009 and does not represent the rates to be received by the Company on future payments.

As of December 31, 2009 and 2008, the Company’s outstanding interest rate swap contracts had a fair value and carrying value of $211,462 and $265,937, a net liability position, respectively, as reflected under derivative contracts in the Company’s consolidated balance sheets.

The net unrealized losses resulting from changes in the fair value of the Company’s swap agreements and the net realized losses as a result of net cash interest expense for the years ended December 31, 2009, 2008 and 2007 aggregating $(78,868), $(205,683) and $(76,568), respectively, are reflected in loss on interest rate swap contracts, net in the accompanying consolidated statements of operations.

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

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the net fair values of the equity derivatives of $35,970 and $113,737, at December 31, 2009 and 2008, respectively, have been reflected in the accompanying consolidated balance sheets as an asset and the net increases in the fair value of the equity derivative component of the prepaid forward contracts of $631, $118,219 and $214,712, for the years ended December 31, 2009, 2008 and 2007, respectively, are included in gain on derivative contracts in the accompanying consolidated statements of operations.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following represents the location of the assets and liabilities associated with the Company’s derivative instruments within the consolidated balance sheets at December 31, 2009 and December 31, 2008:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments		Fair Value at	Fair Value at	Fair Value at	Fair Value at
Under ASC Topic	Balance Sheet	December 31,	December 31,	December 31,	December 31,
815	Location	2009	2008	2009	2008
Interest rate swap contracts	Current derivative contracts	$—	$—	$9,294	$3,327
Interest rate swap contracts	Long-term derivative contracts	—	—	202,168	263,240
Prepaid forward contracts	Long-term derivative contracts	—	—	9,528	—
Prepaid forward contracts	Current derivative contracts	37,137	63,574	—	—
Prepaid forward contracts	Long-term derivative contracts	8,361	50,163	—	—
Total derivative contracts		$45,498	$113,737	$220,990	$266,567

The following represents the impact and location of the Company’s derivative instruments within the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

Derivatives Not Designated
as
Hedging Instruments		Amount of Gain (Loss) Recognized
Under ASC Topic	Location of Gain	Years Ended December 31,
815	(Loss) Recognized	2009	2008	2007
Interest rate swap contracts	Loss on interest rate swap contracts, net	$(78,868)	$(205,683)	$(76,568)
Prepaid forward contracts	Gain on equity derivative contracts, net	631	118,219	214,712
Total derivative contracts		$(78,237)	$(87,464)	$138,144

For the years ended December 31, 2009, 2008 and 2007, the Company recorded a loss on investments of $(430), $(132,849) and $(213,754) respectively, representing the net decreases in the fair values of all investment securities pledged as collateral for the period.

At December 31, 2009, the Company had principal collateralized indebtedness obligations of $171,401 relating to shares of Comcast common stock that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2009, the Company did not have an early termination shortfall relating to any of these contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

2009 and 2008 Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the years ended December 31, 2009 and 2008.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

	Years Ended December 31,
	2009	2008
Number of shares	10,738,809	10,738,809
Collateralized indebtedness settled	$(239,756)	$(222,624)
Derivative contracts settled	78,398	11,587
	(161,358)	(211,037)
Proceeds from new monetization contracts	161,358	214,474
Net cash receipt	$—	$3,437

In connection with the acquisition of Sundance in June 2008, the Company terminated the monetization contracts relating to the 12,742,033 shares of common stock of General Electric owned by the Company by settling the related collateralized indebtedness and equity derivative contracts which resulted in the Company making a net cash payment to the counterparties aggregating $368,097.  The Company recognized a $66,447 gain on the General Electric equity derivative contracts.  In connection with the termination, the Company recognized a loss of $2,424, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2008.

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to General Electric shares settled in 2008.

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

NOTE 12.   FAIR VALUE MEASUREMENT

The Company adopted the guidance set forth in ASC Topic 820 on January 1, 2008 for certain financial assets and financial liabilities.  ASC Topic 820 requires enhanced disclosures about assets and liabilities measured at fair value.  As noted in Note 3 above, the Company adopted the provisions of ASC Topic 820 with respect to its nonfinancial assets and nonfinancial liabilities on January 1, 2009.  However, there were no material nonfinancial assets or nonfinancial liabilities requiring initial measurement or subsequent remeasurement for the year ended December 31, 2009.

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

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008:

At December 31, 2009:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents	$323,563	$—	$—	$323,563
Investment securities	96	—	—	96
Investment securities pledged as collateral	362,113	—	—	362,113
Derivative contracts	—	45,498	—	45,498

Liabilities:

Liabilities under derivative contracts	—	220,990	—	220,990

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

At December 31, 2008:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents	$—	$299,337	$—	$299,337
Investment securities	6,804	—	—	6,804
Investment securities pledged as collateral	362,542	—	—	362,542
Derivative contracts	—	113,737	—	113,737

Liabilities:

Liabilities under derivative contracts	—	266,567	—	266,567

The Company’s cash equivalents at December 31, 2009 are classified within Level I of the fair value hierarchy because they are valued using quoted market prices from a listed exchange.

The Company’s investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices from a listed exchange.

The Company’s cash equivalents at December 31, 2008 are classified within Level II of the fair value hierarchy because they are valued primarily on inputs that can be observed with market price information and other relevant information from third-party pricing services.

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

Derivative Contracts and Liabilities Under Derivative Contracts

Derivative contracts are carried on the accompanying consolidated balance sheets at fair value.  See Note 11.

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

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value, are summarized as follows:

	December 31, 2009
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings(a)	$660,951	$721,317

Debt instruments:
Bank debt(b)	$5,298,750	$5,332,245
Collateralized indebtedness	375,832	371,921
Senior notes and debentures	3,434,192	3,717,585
Senior subordinated notes	323,817	342,875
CSC Holdings total debt instruments	9,432,591	9,764,626

Senior notes and debentures	1,887,691	1,994,670
Cablevision total debt instruments	$11,320,282	$11,759,296

	December 31, 2008
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings(a)	$653,115	$607,065

Debt instruments:
Bank debt(b)	$5,653,750	$5,538,250
Collateralized indebtedness	448,738	447,908
Senior notes and debentures	3,996,292	3,604,000
Senior subordinated notes	323,564	289,250
Notes payable	6,230	6,230
CSC Holdings total debt instruments	10,428,574	9,885,638

Senior notes and debentures	1,500,000	1,390,000
Cablevision total debt instruments	$11,928,574	$11,275,638

(a)                      Represents the fair value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.  These notes are eliminated at the consolidated Cablevision level.

(b)                     The carrying value of the Company’s bank debt which bears interest at variable rates approximates its fair value.

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

NOTE 13.              INCOME TAXES

Cablevision

Cablevision files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to Cablevision’s continuing operations consists of the following components:

	Years Ended December 31,
	2009	2008	2007
Current expense:
Federal	$7,639	$6,124	$10,315
State and other	12,124	11,145	3,957
	19,763	17,269	14,272
Deferred expense (benefit):
Federal	160,767	(117,857)	24,916
State	49,301	11,324	27,446
	210,068	(106,533)	52,362
Tax expense relating to uncertain tax positions, including accrued interest	5,871	6,236	12,333
Income tax expense (benefit)	$235,702	$(83,028)	$78,967

The income tax expense attributable to the Company’s discontinued operations was classified as deferred income tax expense for all periods presented (see Note 7).

The income tax expense (benefit) attributable to Cablevision’s continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2009	2008	2007

Federal tax expense (benefit) at statutory federal rate	$182,357	$(111,389)	$35,702
State income taxes, net of federal benefit	37,034	15,708	7,087
Changes in the valuation allowance	(1,427)	6,602	(536)
Change in the state rate used to determine deferred taxes, net of federal benefit	(6,126)	(8,670)	10,831
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	3,009	2,694	8,849
Non-deductible officers’ compensation	7,264	5,934	9,355
Other non-deductible expenses	5,296	2,640	6,285
Elimination of state carry forwards pursuant to LLC conversions	9,095	—	—
Loss attributable to noncontrolling interests	96	2,837	113
Other	(896)	616	1,281
Income tax expense (benefit)	$235,702	$(83,028)	$78,967

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

For Cablevision, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$477,441	$260,970
Compensation and benefit plans	32,709	36,963
Allowance for doubtful accounts	7,103	5,178
Other liabilities	21,891	24,699
Deferred tax asset	539,144	327,810
Valuation allowance	(10,194)	(9,955)
Net deferred tax asset, current	528,950	317,855
Investments	(7,612)	(32,550)
Deferred tax liability, current	(7,612)	(32,550)
Net deferred tax asset, current	521,338	285,305

Noncurrent
NOLs and tax credit carry forwards	159,630	549,798
Compensation and benefit plans	110,532	120,531
Investments	—	1,589
Other	15,440	17,291
Deferred tax asset	285,602	689,209
Valuation allowance	(5,962)	(20,592)
Net deferred tax asset, noncurrent	279,640	668,617
Fixed assets and intangibles	(339,651)	(397,128)
Investments	(20,504)	—
Partnership investments	(445,126)	(416,542)
Other assets	(16,789)	(15,457)
Deferred tax liability, noncurrent	(822,070)	(829,127)
Net deferred tax liability, noncurrent	(542,430)	(160,510)
Total net deferred tax asset (liability)	$(21,092)	$124,795

At December 31, 2009, Cablevision had consolidated federal net operating loss carry forwards (“NOLs”) of $1,687,692 expiring on various dates from 2021 through 2026.  Cablevision has recorded a deferred tax asset related to $1,518,788 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $168,904 as this portion relates to ‘windfall’ deductions on share-based awards that have not yet been realized.  The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $4,473 in 2009 and by $168,904 on a cumulative basis through December 31, 2009.  Cablevision uses the ‘with-and-without’ approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recognized as an increase to paid-in capital.

In February 2010, the Internal Revenue Service approved the Company’s request to change its tax accounting method for certain installation costs with regard to its Optimum Online and Optimum Voice businesses.  As a result, Cablevision’s NOL at December 31, 2009 set forth above will increase by approximately $220,000 with a corresponding reduction in the income tax basis of certain fixed assets.  The associated balance sheet deferred income tax reclassification adjustments will be recognized in the first quarter of 2010 consistent with the timing of receipt of the Internal Revenue Service’s approval of the Company’s request.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

As of December 31, 2009, Cablevision has $24,148 of federal alternative minimum tax credit carry forwards, which do not expire.

CSC Holdings

CSC Holdings and its 80% or more owned subsidiaries were included in the consolidated federal income tax returns of Cablevision for the years presented herein.  CSC Holdings was converted to a limited liability company on November 10, 2009.  The income tax provision for CSC Holdings is determined on a stand-alone basis for all periods presented, including the period subsequent to the LLC conversion, as if CSC Holdings filed separate consolidated income tax returns.

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2009	2008	2007
Current expense:
Federal	$11,174	$9,236	$13,962
State and other	12,124	11,145	3,957
	23,298	20,381	17,919
Deferred expense (benefit):
Federal	214,116	(71,539)	61,943
State	63,495	21,539	42,220
	277,611	(50,000)	104,163
Tax expense relating to uncertain tax positions, including accrued interest	5,871	6,236	12,333
Income tax expense (benefit)	$306,780	$(23,383)	$134,415

The income tax expense attributable to CSC Holdings’ discontinued operations was classified as deferred income tax expense for all periods presented (see Note 7).

In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $11,454, representing the estimated federal income tax liability of CSC Holdings for the year ended December 31, 2009 as determined on a stand-alone basis as if CSC Holdings filed separate federal consolidated income tax returns.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The income tax expense (benefit) attributable to CSC Holdings’ continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2009	2008	2007
Federal tax expense (benefit) at statutory federal rate	$244,212	$(58,387)	$81,550
State income taxes, net of federal benefit	47,235	22,443	17,166
Changes in the valuation allowance	(1,427)	6,602	(536)
Change in the state rate used to determine deferred taxes, net of federal benefit	(7,872)	(8,762)	10,352
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	3,009	2,694	8,849
Non-deductible officers’ compensation	7,264	5,934	9,355
Other non-deductible expenses	5,296	2,640	6,285
Elimination of state carry forwards pursuant to LLC conversions	9,095	—	—
Loss attributable to noncontrolling interests	96	2,837	113
Other	(128)	616	1,281
Income tax expense (benefit)	$306,780	$(23,383)	$134,415

For CSC Holdings, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$275,415	$342,297
Compensation and benefit plans	32,709	36,963
Allowance for doubtful accounts	7,103	5,178
Other liabilities	21,891	24,699
Deferred tax asset	337,118	409,137
Valuation allowance	(10,127)	(15,765)
Net deferred tax asset, current	326,991	393,372
Investments	(7,612)	(32,550)
Deferred tax liability, current	(7,612)	(32,550)
Net deferred tax asset, current	319,379	360,822

Noncurrent
Tax credit carry forwards	45,204	219,560
Compensation and benefit plans	110,532	120,531
Investments	—	1,589
Other	15,440	17,291
Deferred tax asset	171,176	358,971
Valuation allowance	(6,029)	(14,782)
Net deferred tax asset, noncurrent	165,147	344,189
Fixed assets and intangibles	(339,651)	(397,128)
Investments	(20,504)	—
Partnership investments	(445,126)	(416,542)
Other assets	(16,790)	(15,457)
Deferred tax liability, noncurrent	(822,071)	(829,127)
Net deferred tax liability, noncurrent	(656,924)	(484,938)
Total net deferred tax liability	$(337,545)	$(124,116)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

At December 31, 2009, on a stand-alone basis CSC Holdings had consolidated federal NOLs of $886,286, expiring on various dates from 2023 through 2026.  CSC Holdings has recorded a deferred tax asset related to $717,382 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $168,904 as this portion relates to a ‘windfall’ deduction on share-based awards that has not yet been realized.  The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $4,473 in 2009 and by $168,904 on a cumulative basis through December 31, 2009.  Cablevision uses the ‘with-and-without’ approach  to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recognized as an increase to paid-in capital.

In February 2010, the Internal Revenue Service approved the Company’s request to change its tax accounting method for certain installation costs with regard to its Optimum Online and Optimum Voice businesses.  As a result, CSC Holdings’ NOL at December 31, 2009 set forth above will increase by approximately $220,000 with a corresponding reduction in the income tax basis of certain fixed assets.  The associated balance sheet deferred income tax reclassification adjustments will be recognized in the first quarter of 2010 consistent with the timing of receipt of the Internal Revenue Service’s approval of the Company’s request.

As of December 31, 2009, on a stand-alone basis CSC Holdings has $34,442 of alternative minimum tax credit carry forwards, which do not expire.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2008	$65,226
Increases related to prior year tax positions	3,079
Decreases related to prior year tax positions	(483)
Increases related to current year tax positions	1,852
Settlements	—
Lapse of statute of limitations	(321)
Balance at December 31, 2009	$69,353

As of December 31, 2009, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company’s tax returns, the Company’s income tax expense attributable to continuing operations would decrease by $62,886.

Interest expense related to uncertain tax positions is included in income tax expense, consistent with the Company’s historical policy.  After considering the associated deferred tax benefit, interest expense of $1,033, $452 and $1,291 has been included in income tax expense attributable to continuing operations in the consolidated statement of operations for 2009, 2008 and 2007, respectively.  At December 31, 2009, accrued interest on uncertain tax positions of $1,071 and $1,976 was included in other accrued expenses and other noncurrent liabilities, respectively, in the consolidated balance sheet.

Management does not believe that it is reasonably possible that the total amount of the gross liability for uncertain tax positions existing as of December 31, 2009 will significantly increase or decrease within twelve months of December 31, 2009.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2004.  The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey and Connecticut and the city of New York.  The IRS examination of the Company’s consolidated federal income tax returns for years 2004 and 2005 is expected to conclude in 2010 at which time the IRS examination of tax years 2006 through 2008 will begin.  The State of New York is auditing income tax returns for years 2003 through 2005.  The city of New York is auditing income tax returns for a wholly-owned limited liability company for years 2003 through 2005.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 14.              OPERATING LEASES

The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $110,898, $106,364 and $92,522, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company’s pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2009, 2008 and 2007 amounted to $14,939, $15,000 and $14,467, respectively.

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

The minimum future annual payments for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2010 through December 31, 2014, at rates now in force are as follows:

2010	$113,658
2011	119,013
2012	112,709
2013	107,636
2014	106,973
Thereafter	426,822

NOTE 15.              RELATED PARTY TRANSACTIONS

During 2009, 2008 and 2007, the Company provided services to or incurred costs on behalf of certain related parties, including from time to time, members of the Dolan family or to entities owned by members of the Dolan family.  All costs incurred on behalf of these related parties are reimbursed to the Company.  Aggregate amounts due from and due to these affiliates at December 31, 2009 and 2008 are summarized below:

Cablevision

	December 31,
	2009	2008
Advances to affiliates	$—	$187
Accounts payable to affiliates	280	15

CSC Holdings

	December 31,
	2009	2008
Advances to affiliates (principally Cablevision)	$513,281	$516,219
Accounts payable to affiliates	280	15

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 16.              BENEFIT PLANS

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the “Cablevision Qualified and Non-qualified Defined Benefit Plans”)

The Company sponsors a non-contributory qualified defined benefit cash balance retirement plan (the “Pension Plan”) for the benefit of non-union employees other than those of the theater business.  Under the Pension Plan, the Company credits a certain percentage of eligible base pay into an account established for each participant which is credited with a market based rate of return monthly.  As of May 1, 2009, the Pension Plan was amended to “freeze” all benefits earned through April 30, 2009 for all Newsday participants, although these employees continue to earn interest credits on those earned benefits.

The Company also maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan (“Excess Cash Balance Plan”) covering certain employees of the Company who participate in the Pension Plan, as well as an additional unfunded non-contributory non-qualified defined benefit plan (“CSC Supplemental Benefit Plan”)  for the benefit of certain officers and employees of the Company which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant’s average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

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

As of December 31, 2007, both the MSG Plan and the MSG Excess Plan were amended to “freeze” all benefits earned through December 31, 2007 and eliminated the ability of participants to earn benefits for future service under these plans.  Effective January 1, 2008, the Pension Plan and the Excess Cash Balance Plan were amended to permit affected MSG Plan participants to earn benefits under these plans.  The Pension Plan and Excess Cash Balance Plan will provide incremental, but reduced benefits to affected participants for future service, from what they would have received under the MSG Plan and the MSG Excess Plan. Accordingly, the Company has accounted for this transaction as a negative plan amendment which reduced the liability relating to these plans by $18,803 with a pre-tax offset to accumulated other comprehensive income.  This amount is being amortized into income as a reduction of future periodic pension expense over the estimated remaining work lives of affected participants through the date of the distribution of Madison Square Garden (see Note 22).

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

Defined Contribution Benefit Plans

The Company also maintains the Cablevision 401(k) Savings Plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the plan.   In addition, the Company maintains an unfunded non-qualified excess savings plan for which the Company provides a matching contribution similar to the Cablevision 401(k) Savings Plan.  The cost associated with these plans was $23,774, $21,040 and $18,155 for the years ended December 31, 2009, 2008 and 2007, respectively.

In addition, Newsday made matching contributions for a portion of its employees voluntary contributions aggregating $539 to a Tribune sponsored 401(k) plan for the period from July 30, 2008 through December 31, 2008.

Multi-employer Plans

Madison Square Garden also contributes to various multiemployer pension plans.  Contributions made to these multiemployer plans for the years ended December 31, 2009, 2008 and 2007 amounted to $7,715, $7,717 and $6,323, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company’s consolidated balance sheets for all of the Company’s qualified and non-qualified defined benefit pension and other postretirement benefit plans at December 31, 2009 and 2008:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$248,618	$213,590	$93,394	$79,801	$6,210	$6,246
Service cost	40,862	35,773	391	334	234	251
Interest cost	13,359	11,876	5,279	4,836	337	331
Acquisitions	—	1,471	—	—	—	—
Actuarial loss (gain)	11,474	(4,387)	(7,211)	10,456	(295)	(344)
Benefits paid	(12,597)	(9,705)	(2,166)	(2,033)	(274)	(274)
Benefit obligation at end of year	301,716	248,618	89,687	93,394	6,212	6,210

Change in plan assets:
Fair value of plan assets at beginning of year	152,909	175,374	71,536	68,913	—	—
Actual return on plan assets, net	1,189	(44,083)	(19,954)	4,127	—	—
Employer contributions	52,967	31,323	579	529	—	—
Benefits paid	(12,597)	(9,705)	(2,166)	(2,033)	—	—
Fair value of plan assets at end of year	194,468	152,909	49,995	71,536	—	—
Funded status at end of year	$(107,248)	$(95,709)	$(39,692)	$(21,858)	$(6,212)	$(6,210)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31, 2009 and 2008 are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2009	2008	2009	2008	2009	2008
Actuarial loss (gain)	$13,947	$51,972	$15,033	$10,839	$(295)	$(344)
Recognized actuarial gain (loss)	(5,265)	—	(392)	(154)	56	67
Recognized prior service (cost) credit	(26)	(26)	1,619	1,620	132	132
Recognized transition asset	—	—	—	2	—	—
Total recognized in other comprehensive loss (income)	$8,656	$51,946	$16,260	$12,307	$(107)	$(145)

Pre-tax amounts recognized in accumulated other comprehensive loss (income) at December 31, 2009 and 2008 are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2009	2008	2009	2008	2009	2008
Actuarial loss (gain)	$73,465	$64,783	$28,509	$13,868	(1,095)	$(856)
Prior service cost (credit)	155	181	(15,330)	(16,949)	(786)	(918)
Total recognized in other comprehensive loss (income)	$73,620	$64,964	$13,179	$(3,081)	$(1,881)	$(1,774)

The accumulated benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans and Madison Square Garden Qualified and Non-qualified Defined Benefit Plans aggregated $390,454 and $341,055 at December 31, 2009 and 2008, respectively.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year relating to the defined benefit and other postretirement benefit plans are as follows:

Prior service credit recognition	$(1,725)
Actuarial loss	7,197
Total charge	$5,472

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The Company’s net funded status relating to its defined benefit and other postretirement benefit plans at December 31, 2009 is as follows:

Over (Under) Funded
Cablevision Qualified and Non-qualified Defined Benefit Plans	$(107,248)
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	(39,692)
Madison Square Garden Postretirement Benefit Plan	(6,212)
(153,152)
Less: Current portion	2,526
Long-term defined benefit plan and other postretirement plan obligations	$(150,626)

Components of the net periodic benefit cost (credit), recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement benefit plans for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Postretirement Benefit Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$40,862	$35,773	$31,615	$391	$334	$4,805	$234	$251	$367
Acquisition - Service cost	—	1,471	—	—	—	—	—	—	—
Interest cost	13,359	11,876	10,045	5,279	4,836	5,919	337	331	380
Expected return on plan assets, net	(3,707)	(12,233)	(11,745)	(2,289)	(4,509)	(4,569)	—	—	—
Recognized prior service cost (credit)	26	26	—	(1,619)	(1,620)	25	(132)	(132)	(133)
Recognized actuarial loss (gain)	5,265	—	—	392	154	111	(56)	(67)	(10)
Settlement loss (gain)	55	—	—	—	(2)	(3)	—	—	—
Net periodic benefit cost (credit)	$55,860	$36,913	$29,915	$2,154	$(807)	$6,288	$383	$383	$604

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Cablevision Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2009	2008	2007	2009	2008
Discount rate	5.58%	5.75%	5.80%	5.17%	5.58%
Rate of increase in future compensation levels	4.50%	4.50%	4.40%	3.50%	4.50%
Expected rate of return on plan assets (qualified plans only)	4.00%	7.91%	8.00%	N/A	N/A

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2009	2008	2007	2009	2008
Discount rate	5.81%	6.15%	6.14%	6.24%	5.81%
Rate of increase in future compensation levels	3.00%	3.00%	4.39%	2.00%	3.00%
Expected rate of return on plan assets (qualified plans only)	4.00%	7.41%	8.00%	N/A	N/A

In 2009, 2008 and 2007, the discount rates used by the Company were determined (based on the expected duration of the benefit payments for the pension plans) from the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward looking economic outlook, and economic/financial market theory.  The expected long-term rate of returns were selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Madison Square Garden Postretirement Benefit Plan are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2009	2008	2007	2009	2008
Discount rate	5.80%	6.05%	6.05%	5.90%	5.80%
Healthcare cost trend rate assumed for next year	9.00%	10.00%	9.00%	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014	2013	2014	2014

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Madison Square Garden Postretirement Benefit Plan.  A one-percentage point change in the assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Net Periodic Benefit Cost for the Years Ended December 31,			Increase (Decrease) in Benefit Obligations at December 31,
	2009	2008	2007	2009	2008
One percentage point increase	$75	$80	$121	$703	$742
One percentage point decrease	$(66)	$(71)	$(101)	$(612)	$(642)

Plan Assets and Investment Policy

The weighted average asset allocation of Cablevision’s Pension Plan at December 31, 2009 and 2008 was as follows:

	Plan Assets at December 31,
	2009	2008
Asset Category:

Fixed income securities	37%	45%
Cash equivalents	63	55
	100%	100%

The weighted average asset allocation of the MSG Plan and MSG Union Plans at December 31, 2009 and 2008 was as follows:

	Plan Assets at December 31,
	2009	2008
Asset Category:

Fixed income securities	68%	75%
Cash equivalents	32	25
	100%	100%

On January 1, 2007, the Pension Plan, MSG Plan, and MSG Union Plans’ assets were pooled together, along with other related party benefit plans, into the Cablevision Retirement Plan Master Trust (“Master Trust”).  The Master Trust’s investment objectives are to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the plans.  This requires the Master Trust to subject a portion of its assets to increased risk to generate a greater rate of return.  The investments held in the Master Trust are readily marketable and can be sold to fund benefit payment obligations of the plans as they become payable.  Prior to July 1, 2008, the Pension Plans, MSG Plan and MSG Union Plans had an undivided interest in the returns associated with the total assets of the Master Trust.  Effective July 1, 2008, as a result of differing investment allocation strategies between the Pension Plan, and the MSG Plan and MSG Union Plans, accounting is performed separately for the Pension Plan, and the MSG Plan and MSG Union Plans.  The Pension Plan has an undivided interest in the returns relating to its assets held in the Master Trust while the MSG Plan and MSG Union Plans have an undivided interest in the returns relating to the combined total assets of these plans included in the Master Trust.

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

Investment allocation decisions are formally made by the Company’s Investment and Benefit Committee, which takes into account investment advice provided by its external investment consultant.  The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefit Committee.  The investment consultant also takes into account the Pension Plan, MSG Plan, and MSG Union Plans’ liabilities when making investment allocation decisions. These decisions are driven by asset/liability studies conducted by the external investment consultant who combine actuarial considerations and strategic investment advice.  The major categories of the Master Trust’s assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis.  Due to the Master Trust’s significant holdings in long duration bonds, the Master Trust’s assets are subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates causes a corresponding decrease to the overall liability of the Pension Plan, MSG Plan, and MSG Union Plans thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the Master Trust’s long-duration bond portfolio invests in non-government securities which are subject to credit-risk of the bond issuer defaulting on interest and/or principal payments.

Investments at Estimated Fair Value

The fair values of  the Master Trust assets at December 31, 2009 by asset category are as follows:

	Level I	Level II	Level III	Total

Fixed income securities (a)	$106,705	$—	$—	$106,705
Cash equivalents (b)	138,946	—	—	138,946
Total investments measured at fair value	$245,651	$—	$—	$245,651

(a)          Represents the Master Trust’s investment in mutual funds that invest primarily in long-duration government and non-government securities.

(b)         Represents the Master Trust’s investment in mutual funds that invest primarily in money market securities.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to Cablevision’s Qualified and Non-qualified Defined Benefit Plans:

2010	$27,182
2011	37,122
2012	48,264
2013	41,744
2014	43,287
2015-2019	231,686

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans:

2010	$3,017
2011	3,131
2012	3,209
2013	3,367
2014	3,552
2015-2019	23,164

Of the amounts expected to be paid in 2010, the Company has recorded $2,526 as a current liability in its consolidated balance sheets at December 31, 2009, since this amount represents the aggregate benefit payment obligation payable in the next twelve months that exceeds the fair value of aggregate plan assets at December 31, 2009.

The Company makes contributions to the Pension Plan, the MSG Plan and MSG Union Plans, which are all qualified defined benefit plans.  The Company currently expects to contribute approximately $53,000 to the Pension Plan in 2010.

NOTE 17.              EQUITY AND LONG-TERM INCENTIVE PLANS

Cablevision’s Equity Plans

In April 2006, Cablevision’s Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, which was approved by Cablevision’s stockholders at its annual stockholders meeting on May 18, 2006.

Under the 2006 Employee Stock Plan, Cablevision is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards.   Cablevision may grant awards for up to 46,000,000 shares of Class A common stock (subject to certain adjustments).  Options and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, will be determined by the compensation committee of the Board of Directors and may be based upon performance criteria.

Under the 2006 Stock Plan for Non-Employee Directors, Cablevision is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  Cablevision may grant awards for up to 1,000,000 shares of Class A common stock (subject to certain adjustments).  Options under this plan must be granted with an exercise price of not less than the fair market value of a share of Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of Cablevision’s stockholders, each non-employee director will receive restricted stock units with a fair market value of $40,000 and a grant of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

4,000 options on such date.  In 2009 and 2008, Cablevision granted its non-employee directors an aggregate of 68,496 and 42,320 restricted stock units, respectively, which also vested on the date of grant.  Total non-employee director restricted stock units outstanding as of December 31, 2009 and 2008 were 181,991 and 113,495, respectively.

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

Options and stock appreciation rights have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options were typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria.  Performance based options expire 10 years from the date of grant (or up to one additional year in the case of the death of the holder).  Options and restricted stock units issued to non-employee directors have been fully vested on the date of grant.  Cablevision has 652,200 performance based options and 639,564 stock appreciation rights outstanding at December 31, 2009.

As a result of a $10 per share special dividend in 2006, options or stock appreciation rights issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Stock Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the amount of the special dividend.  The per share exercise price of options or stock appreciation rights that were vested on or prior to December 31, 2004 were not adjusted and the holder was to receive the $10 per share special dividend and any subsequent dividends upon exercise of the option or right.  In October 2009, the per share exercise price of options or stock appreciation rights that were vested on or prior to December 31, 2004 were reduced to reflect the amount of the $10.00 special dividend and the dividends declared by the Company in 2008 and 2009 (the “Dividends”).  Holders of these shares will no longer receive the Dividends in cash upon exercise of the option or right.  Holders of restricted shares outstanding on the respective dividend payment dates will receive the applicable special dividend and the quarterly dividends when and if the restrictions lapse on such shares.  Holders of non-employee director restricted stock units receive dividends when they are paid.

Since options and performance based option compensation expense is based on awards that are ultimately expected to vest, share-based compensation (which includes options, performance options, restricted stock, restricted stock units and stock appreciation rights) for the years ended December 31, 2009, 2008 and 2007 has been reduced for estimated forfeitures.  Forfeitures were estimated based on historical experience.  Share-based compensation expense recognized as selling, general and administrative expense for the years ended December 31, 2009, 2008 and 2007 amounted to $68,090, $50,900 and $52,039 (of which $63,866, $57,186 and $53,077 related to equity classified awards), respectively.  An income tax benefit of $22,916, $16,504 and $17,407 was recognized in continuing operations resulting from this share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following table presents the share-based compensation expense (income) recognized by the Company for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Stock options	$7,581	$8,375	$14,464
Stock appreciation rights	4,224	(6,286)	(1,038)
Restricted shares	56,285	48,811	38,613
Share based compensation	$68,090	$50,900	$52,039

Cablevision uses the ‘with-and-without’ approach under the guidance now codified by ASC Topic 740-20, to determine the recognition and measurement of excess tax benefits.

Cash flows resulting from excess tax benefits are classified as cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards.  No excess tax benefits for the years ended December 31, 2009, 2008 and 2007 were recorded.  Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 was $17,663, $6,556 and $30,571, respectively.

Valuation Assumptions - Stock Options and Stock Appreciation Rights

Cablevision calculates the fair value of each option award on the date of grant and for each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model.  Cablevision’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules or the simplified method (the average of the vesting period and option term) as prescribed in the guidance now codified under ASC Topic 718-10-S99, if applicable.  The interest rate for periods within the contractual life of the share-based award is based on interest yields for U.S. Treasury instruments in effect at the time of grant and as of December 31, 2009, 2008 and 2007 for stock appreciation rights.  Cablevision’s computation of expected volatility is based on historical volatility of its common stock.

The following assumptions were used to calculate the fair value of stock option awards granted in 2009:

Range of risk-free interest rates	1.40%-1.85%
Weighted average expected life (in years)	3.9
Dividend yield	1.56%
Weighted average volatility	46.69%
Weighted average grant date fair value	$3.46

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following assumptions were used to calculate the fair value of stock appreciation rights outstanding as of December 31, 2009, 2008 and 2007, respectively:

	December 31,
	2009	2008	2007
Range of risk-free interest rates	0.05%-1.08%	0.10%-0.94%	3.12%-3.45%
Weighted average expected life (in years)	.48	1.25	1.48
Dividend yields	1.63%	1.77%	0%
Weighted average volatility	35.22%	36.24%	21.08%
Weighted average fair value	$12.73	$6.49	$13.36

Share-Based Payment Award Activity

The following table summarizes activity for Cablevision’s stock options for the year ended December 31, 2009:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value (b)
Balance, December 31, 2008 (a)	5,815,739	809,000	$17.75	5.58	$22,390
Granted	5,094,300	—	$11.24
Exercised	(1,105,744)	(156,800)	$14.01
Forfeited/Expired	(527,061)	—	$22.50
Balance, December 31, 2009 (a)	9,277,234	652,200	$13.70	4.95	$124,453

Options exercisable at December 31, 2009 (a)	4,370,834	652,200	$16.08	4.94	$52,277

Options expected to vest in the future (a)	4,906,400	—	$11.28	4.95	$72,176

(a)                      Reflects the reduction in the per share exercise price of options that were vested on or prior to December 31, 2004  to reflect the Dividends upon exercise.

(b)                     The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on December 31, 2009 and 2008.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 9,515,304 options outstanding (which included 4,808,904 exercisable options) that were in-the-money at December 31, 2009.  For the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $13,207, $5,572 and $64,553, respectively, determined as of the date of option exercise, plus the Dividends, as applicable.  When an option is exercised, Cablevision issues new shares of stock.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes activity for Cablevision’s restricted shares for the years ended December 31, 2009:

	Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2008	6,479,165	$25.21
Granted	5,102,620	10.39
Vested	(1,911,391)	21.62
Awards Forfeited	(661,110)	20.65

Unvested award balance, December 31, 2009	9,009,284	17.91

There were no unvested stock appreciation rights outstanding as of December 31, 2009.

	Outstanding Vested Stock Appreciation Rights	Weighted Average Exercise Price Per Share at December 31, 2009	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value*
Balance, December 31, 2009	639,564	$17.82	0.96	$7,699

*                             The aggregate intrinsic value, which will be settled in cash, is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock.

For the years ended December 31, 2009, 2008 and 2007, the amount of cash used by the Company to settle the aggregate intrinsic value of stock appreciation rights exercised under Cablevision’s stock plans was $1,308, $4,115 and $15,018, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between (i) the exercise price of the underlying awards and (ii) the quoted price of the Class A common stock as of the date of exercise, plus the Dividends, as applicable.

As of December 31, 2009, there was $70,113 of total unrecognized compensation cost related to Cablevision’s unvested options and restricted shares granted under Cablevision’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.

For the year ended December 31, 2009 and 2008, 813,251 and 169,655 of the restricted shares that vested were acquired by Cablevision to fulfill the employees’ statutory minimum tax withholding obligations of $16,175 and $4,242 for the applicable income and other employment taxes, respectively.  The acquired shares have been classified as treasury stock.

Long-Term Incentive Plans

In April 2006, Cablevision’s Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision’s stockholders at its annual stockholders meeting in May 2006.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Prior to the Cash Incentive Plan, Cablevision had a Long-Term Incentive Plan, under which certain executives had been granted cash awards, some of which were performance based, that vested over varying required service periods and were typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under this plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provided that the executive could have requested a loan from Cablevision in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of Cablevision on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $44, $237 and $687, respectively for the years ended December 31, 2009, 2008 and 2007.  As of December 31, 2009 and 2008, $400 and $6,025, respectively, was outstanding in respect of advances made pursuant to this plan.

In connection with long-term incentive awards granted under the two plans, the Company has recorded expenses of $58,697, $61,135 and $69,767 for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, the Company had accrued $47,942 for performance-based awards for which the performance criteria had not yet been met as of December 31, 2009 as such awards are based on achievement of certain performance criteria through December 31, 2010 and 2011.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards.  If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.

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

As a result of this amendment, awards payable to Cablevision’s four most highly compensated executive officers were deemed to be performance based compensation and therefore not deductible for income tax purposes.  This resulted in a loss of approximately $10,000 of deductible expense.

NOTE 18.                                          COMMITMENTS AND CONTINGENCIES

Commitments

Future cash payments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2009 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Programming obligations (1)	$2,374,378	$946,312	$1,217,110	$199,471	$11,485
Purchase obligations (2)	1,697,215	406,588	299,428	181,836	809,363
Guarantees (3)	8,848	8,848	—	—	—
Letters of credit (4)	61,738	3,815	57,923	—	—

Total	$4,142,179	$1,365,563	$1,574,461	$381,307	$820,848

(1)

Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company's subscribers. Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming. Amounts reflected above are based on the number of subscribers receiving the programming as of December 2009 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2009.

(2)

Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that the Company has with professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company's operations.

(3)

Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of shares of Comcast Corporation common stock. Does not include CSC Holdings' guarantee of Newsday LLC's obligations under its $650,000 senior secured credit facility.

(4)	Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association ("NBA") for luxury tax payments.

EchoStar was issued a 20% interest in VOOM HD Holdings, the Company’s subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD Holdings by the Company.  On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in VOOM HD Holdings at fair value.  The table above does not include any future payments that would be required upon the exercise of this put right, if any.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in DTV Norwich LLC.  The other investor has the right, for ten years, to put its remaining 10% interest to the Company at fair value to be determined by a process involving independent valuation experts.  The table above does not include any future payments that would be required upon the exercise of this put right.

At any time after the thirteenth anniversary of the closing of the Newsday Transaction and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company’s entire interest in Newsday Holdings LLC at the fair value of the interest at that time (see Note 4).  The table above does not include any future payments that would be required upon the exercise of this put right.

Many of the Company’s franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements.  The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

Legal Matters

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Shareholder Lawsuit

On January 29, 2010, Ronald Gross, an alleged shareholder of Cablevision, filed a shareholder derivative action purportedly on behalf of Cablevision in the United States District Court for the Eastern District of New York.  The complaint alleges an “interlocking” directorship in violation of Section 8 of the Clayton Act because a Cablevision director, Thomas V. Reifenheiser, is also a director of Citadel Broadcasting Corporation (“Citadel”), Lamar Advertising Company (“Lamar”) and Mediacom Communications Corporation (“Mediacom”).  The plaintiff alleges that Cablevision, Citadel, Lamar and Mediacom all compete with one another because each relies on advertising revenues.  The complaint names as defendants all of the current members of the Cablevision Board and asserts claims under Section 8 of the Clayton Act and for breach of fiduciary duties.  Defendants have not yet responded to the complaint.

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

NOTE 19.              SEGMENT INFORMATION

Through December 31, 2009, the Company classified its business interests into four reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, WE tv, IFC, Sundance Channel (since June 16, 2008), News 12, IFC Entertainment, and the VOOM HD Networks (the U.S. domestic programming of which ceased in January 2009); Madison Square Garden, consisting principally of sports, entertainment and media businesses, and Newsday (subsequent to July 29, 2008), consisting of the Newsday daily newspaper and related assets.

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

	Years Ended December 31,
	2009	2008	2007
Revenues, net from continuing operations
Telecommunications Services	$5,431,500	$5,165,367	$4,721,169
Rainbow	1,043,367	980,133	843,548
Madison Square Garden	1,062,417	1,042,958	1,002,182
Newsday	342,336	180,597	—
All other (a)	82,100	76,872	77,873
Inter-segment eliminations	(188,444)	(215,811)	(160,291)
	$7,773,276	$7,230,116	$6,484,481

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

Inter-segment eliminations are primarily revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Years Ended December 31,
	2009	2008	2007
Inter-segment revenues
Telecommunications Services	$4,647	$2,745	$1,839
Rainbow	50,345	89,172	53,408
Madison Square Garden	126,694	121,059	105,034
Newsday	5,812	2,384	—
Other	946	451	10
	$188,444	$215,811	$160,291

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income from Continuing Operations

	Years Ended December 31,
	2009	2008	2007
Adjusted operating cash flow from continuing operations
Telecommunications Services	$2,227,968	$2,035,884	$1,828,407
Rainbow	314,796	251,782	193,382
Madison Square Garden	123,344	60,990	135,769
Newsday	21,775	18,766	—
All other (b)	(109,349)	(69,977)	(71,347)
	$2,578,534	$2,297,445	$2,086,211

	Years Ended December 31,
	2009	2008	2007
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(856,919)	$(890,912)	$(929,606)
Rainbow	(112,689)	(113,570)	(89,117)
Madison Square Garden	(61,336)	(66,277)	(62,399)
Newsday (d)	(27,207)	(414,571)	—
All other (c)	(26,097)	(22,479)	(37,766)
	$(1,084,248)	$(1,507,809)	$(1,118,888)

	Years Ended December 31,
	2009	2008	2007
Share-based compensation expense included in continuing operations
Telecommunications Services	$(30,748)	$(23,125)	$(24,325)
Rainbow	(19,136)	(13,237)	(14,734)
Madison Square Garden	(14,262)	(12,732)	(11,715)
Newsday	(687)	(318)	—
All other (c)	(3,257)	(1,488)	(1,265)
	$(68,090)	$(50,900)	$(52,039)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Restructuring (expense) credits included in continuing operations
Telecommunications Services	$—	$—	$—
Rainbow	(5,145)	(46,834)	(2,820)
Madison Square Garden	—	—	(221)
Newsday	(6,496)	(7,225)	—
All other (c)	913	4,176	(1,692)
	$(10,728)	$(49,883)	$(4,733)

	Years Ended December 31,
	2009	2008	2007
Operating income (loss) from continuing operations
Telecommunications Services	$1,340,301	$1,121,847	$874,476
Rainbow	177,826	78,141	86,711
Madison Square Garden	47,746	(18,019)	61,434
Newsday (d)	(12,615)	(403,348)	—
All other (b)	(137,790)	(89,768)	(112,070)
	$1,415,468	$688,853	$910,551

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Years Ended December 31,
	2009	2008	2007
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$1,553,258	$778,621	$1,022,621
Other operating loss (b)	(137,790)	(89,768)	(112,070)
Operating income	1,415,468	688,853	910,551

Items excluded from operating income (loss):
CSC Holdings interest expense	(639,365)	(671,056)	(806,406)
CSC Holdings interest income	6,464	13,465	36,701
CSC Holdings intercompany interest income	62,405	26,155	—
Equity in net income of affiliates	—	—	4,377
Gain on sale of programming and affiliate interests, net	2,130	805	183,286
Loss on investments, net	(981)	(136,414)	(214,257)
Gain on equity derivative contracts, net	631	118,219	214,712
Loss on interest rate swap contracts, net	(78,868)	(205,683)	(76,568)
Write-off of deferred financing costs	(3,792)	—	(2,919)
Loss on extinguishment of debt	(69,078)	(2,424)	(19,113)
Miscellaneous, net	2,734	1,260	2,636
CSC Holdings income (loss) from continuing operations before income taxes	697,748	(166,820)	233,000
Cablevision interest expense	(114,120)	(125,874)	(134,446)
Intercompany interest expense	(62,405)	(26,155)	—
Cablevision interest income	383	591	3,453
Write-off of deferred financing costs	(72)	—	—
Loss on extinguishment of debt	(515)	—	—
Miscellaneous, net	—	4	—
Cablevision income (loss) from continuing operations before income taxes	$521,019	$(318,254)	$102,007

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas, PVI Virtual Media and MSG Varsity.

(c)                      Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, MSG Varsity, and certain corporate expenses/credits.

(d)                     See Note 6 for additional information relating to Newsday impairment charges recorded in 2008.

	Years Ended December 31,
	2009	2008	2007
Capital Expenditures
Telecommunications Services	$696,492	$783,711	$678,384
Rainbow	20,678	31,727	26,172
Madison Square Garden	59,361	55,192	50,800
Newsday	7,514	3,045	—
Corporate and other	26,259	35,426	25,950
	$810,304	$909,101	$781,306

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 20.              INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2009 and 2008:

	Cablevision
	March 31,	June 30,	September 30,	December 31,	Total
2009:	2009	2009	2009	2009	2009
Revenues, net	$1,912,672	$1,875,745	$1,839,895	$2,144,964	$7,773,276
Operating expenses	(1,613,086)	(1,539,291)	(1,458,250)	(1,747,181)	(6,357,808)
Operating income	$299,586	$336,454	$381,645	$397,783	$1,415,468

Income from continuing operations	$21,036	$87,059	$98,599	$78,623	$285,317
Loss from discontinued operations, net of taxes	(18)	—	—	—	(18)
Net income	21,018	87,059	98,599	78,623	285,299
Net loss (income) attributable to noncontrolling interest	199	(51)	343	(218)	273
Net income attributable to Cablevision Systems Corporation shareholders	$21,217	$87,008	$98,942	$78,405	$285,572

Basic income per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.07	$0.30	$0.34	$0.27	$0.98
Loss from discontinued operations	$—	$—	$—	$—	$—
Net income	$0.07	$0.30	$0.34	$0.27	$0.98

Diluted income per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.07	$0.29	$0.33	$0.26	$0.96
Loss from discontinued operations	$—	$—	$—	$—	$—
Net income	$0.07	$0.29	$0.33	$0.26	$0.96

Amounts attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations, net of taxes	$21,235	$87,008	$98,942	$78,405	$285,590
Loss from discontinued operations, net of taxes	(18)	—	—	—	(18)
Net income	$21,217	$87,008	$98,942	$78,405	$285,572

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	Cablevision
	March 31,	June 30,	September 30,	December 31,	Total
2008:	2008	2008	2008	2008	2008
Revenues, net	$1,730,949	$1,707,835	$1,747,560	$2,043,772	$7,230,116
Operating expenses	(1,483,476)	(1,415,311)	(1,458,937)	(2,183,539)	(6,541,263)
Operating income (loss)	$247,473	$292,524	$288,623	$(139,767)	$688,853

Income (loss) from continuing operations	$(27,173)	$92,801	$31,370	$(332,224)	$(235,226)
Income (loss) from discontinued operations, net of taxes	(473)	(503)	32	(2)	(946)
Net income (loss)	(27,646)	92,298	31,402	(332,226)	(236,172)
Net loss (income) attributable to noncontrolling interest	(2,905)	2,396	(454)	9,071	8,108
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$(30,551)	$94,694	$30,948	$(323,155)	$(228,064)

Basic income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations	$(0.10)	$0.33	$0.11	$(1.11)	$(0.78)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$(0.11)	$0.33	$0.11	$(1.11)	$(0.79)

Diluted income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations	$(0.10)	$0.32	$0.10	$(1.11)	$(0.78)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$(0.11)	$0.32	$0.10	$(1.11)	$(0.79)

Amounts attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations, net of taxes	$(30,078)	$95,197	$30,916	$(323,153)	$(227,118)
Income (loss) from discontinued operations, net of taxes	(473)	(503)	32	(2)	(946)
Net income (loss)	$(30,551)	$94,694	$30,948	$(323,155)	$(228,064)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

	CSC Holdings
	March 31,	June 30,	September 30,	December 31,	Total
2009:	2009	2009	2009	2009	2009
Revenues, net	$1,912,672	$1,875,745	$1,839,895	$2,144,964	$7,773,276
Operating expenses	(1,613,086)	(1,539,291)	(1,458,250)	(1,747,181)	(6,357,808)
Operating income	$299,586	$336,454	$381,645	$397,783	$1,415,468

Income from continuing operations	$48,215	$108,084	$123,755	$110,914	$390,968
Loss from discontinued operations, net of taxes	(18)	—	—	—	(18)
Net income	48,197	108,084	123,755	110,914	390,950
Net loss (income) attributable to noncontrolling interest	199	(51)	343	(218)	273
Net income attributable to CSC Holdings sole member	$48,396	$108,033	$124,098	$110,696	$391,223

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of taxes	$48,414	$108,033	$124,098	$110,696	$391,241
Income (loss) from discontinued operations, net of taxes	(18)	—	—	—	(18)
Net income	$48,396	$108,033	$124,098	$110,696	$391,223

	CSC Holdings
	March 31,	June 30,	September 30,	December 31,	Total
2008:	2008	2008	2008	2008	2008
Revenues, net	$1,730,949	$1,707,835	$1,747,560	$2,043,772	$7,230,116
Operating expenses	(1,483,476)	(1,415,311)	(1,458,937)	(2,183,539)	(6,541,263)
Operating income	$247,473	$292,524	$288,623	$(139,767)	$688,853

Income (loss) from continuing operations	$(8,271)	$110,136	$56,017	$(301,319)	$(143,437)
Income (loss) from discontinued operations, net of taxes	(473)	(503)	32	(2)	(946)
Net income (loss)	$(8,744)	$109,633	$56,049	$(301,321)	$(144,383)
Net loss (income) attributable to noncontrolling interest	(2,905)	2,396	(454)	9,071	8,108
Net income (loss) attributable to CSC Holdings sole member	$(11,649)	$112,029	$55,595	$(292,250)	$(136,275)

Amounts attributable to CSC Holdings, LLC sole member:
Income (loss) from continuing operations, net of taxes	$(11,176)	$112,532	$55,563	$(292,248)	$(135,329)
Income (loss) from discontinued operations, net of taxes	(473)	(503)	32	(2)	(946)
Net income (loss)	$(11,649)	$112,029	$55,595	$(292,250)	$(136,275)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

NOTE 21.              OTHER MATTERS

Sales Tax Audit

The Company has been under examination by the New York State Department of Taxation and Finance (“NYS”) for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  NYS has recently concluded the audit and issued a Notice of Determination totaling approximately $16,000 for such period, including tax, interest and penalties.  The principal audit issue is the amount of Optimum Voice revenue that should be subject to tax.  NYS has asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  The Company believes that it has substantial defenses to such claim based on, among other things, the provision of New York state law excluding interstate telephone service from taxation.  The Company intends to contest the determination vigorously.  No provision has been made for such claim in the accompanying condensed consolidated financial statements.

NOTE 22.              SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 25, 2010, the date the Company issued these consolidated financial statements.

Distribution of the Madison Square Garden business

On February 9, 2010, the Company completed the spin-off of its Madison Square Garden business segment, through a tax-free distribution to Cablevision’s shareholders (the “MSG Distribution”).  Each Cablevision Class A stockholder received one share of Madison Square Garden Class A common stock for every four shares of Cablevision Class A common stock held as of the record date.  Each Cablevision Class B stockholder received one share of Madison Square Garden Class B common stock for every four shares of Cablevision Class B common stock held as of the record date.  On January 12, 2010, the Company transferred to Madison Square Garden, Inc., (“Madison Square Garden”) the Company’s subsidiaries which own directly or indirectly, all of the partnership interests in Madison Square Garden, L.P.  Subsequent to the MSG Distribution, the Company will no longer consolidate the financial results of Madison Square Garden for the purpose of its own financial reporting.  After the date of the MSG Distribution, the historical financial results of Madison Square Garden will be reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date beginning with the financial statements to be filed for the quarter ending March 31, 2010.

Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG networks, which are owned by Madison Square Garden.  This new long-term affiliation agreement will result in estimated incremental programming costs to the Company of approximately $30,000 for 2010, as compared to the amount of programming costs recognized by the Company pursuant to the Company’s arrangement with Madison Square Garden for 2009, and other additional consideration.  Such incremental programming costs have not been reflected in the unaudited pro forma financial information presented below.  This new affiliation agreement will provide for the carriage of the MSG Network and MSG Plus programming services on Cablevision’s cable systems in the tri-state area.  This agreement has a term of 10 years, obligates the Company to carry such program services on its cable systems and provides for the payment by the Company to the MSG networks of a per subscriber license fee, which fee is increased each year during the term of the agreement.

In connection with the MSG Distribution, and as provided for in the Company’s equity plans, each stock option and stock appreciation right (“SAR”) outstanding at the effective date of the MSG Distribution will

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

become two options and SARs, one with respect to Cablevision NY Group Class A Common Stock and one with respect to Madison Square Garden Class A common stock.  The existing exercise price of each option/SAR will be allocated between the existing Cablevision option/SAR and the Madison Square Garden option/SAR based on the weighted average trading price of Madison Square Garden’s and Cablevision’s common shares for the ten trading days subsequent to the MSG Distribution and the underlying share amount will take into account the 1:4 distribution ratio.  The modifications to the outstanding equity awards will be made pursuant to existing anti-dilution provisions in the Company’s equity plans and such modifications could result in additional compensation expense since the adjustments are not being calculated on the basis of the closing share prices of Madison Square Garden and Cablevision on the MSG Distribution date.  No adjustment for such modifications has been reflected in the accompanying unaudited pro forma consolidated statements of operations.

The unaudited pro forma financial information presented below reflects all adjustments that, in the opinion of management, are necessary to present fairly the pro forma results of operations and financial position of the Company as of and for the periods indicated.  In management’s opinion, these pro forma adjustments have been developed on a reasonable and rational basis, however the retrospectively adjusted results of operations and financial position for the indicated periods when reported in the Company’s post-distribution periodic reports will differ from the pro forma financial information presented herein.  The accompanying unaudited pro forma consolidated financial information is presented for illustrative and informational purposes only and is not intended to represent or be indicative of the financial condition or results of operations that would have actually occurred had the MSG Distribution taken place during the periods presented.  In addition, the accompanying unaudited pro forma financial information does not reflect actions that may be undertaken by the Company after the MSG Distribution.

The unaudited pro forma revenues, income (loss) from continuing operations, and basic and diluted income (loss) per share attributable to Cablevision shareholders from continuing operations for the years ended December 31, 2009, 2008 and 2007, as if the MSG Distribution had occurred on January 1, 2007, are as follows:

	Cablevision
	For the Years Ended December 31,
	2009	2008	2007
Revenues	$6,847,301	$6,319,852	$5,598,435

Income (loss) from continuing operations attributable to Cablevision shareholders	$250,361	$(234,361)	$(32,037)

Basic income (loss) per share attributable to Cablevision shareholders from continuing operations	$0.86	$(0.81)	$(0.11)

Diluted income (loss) per share attributable to Cablevision shareholders from continuing operations	$0.84	$(0.81)	$(0.11)

	CSC Holdings
	For the Years Ended December 31,
	2009	2008	2007
Revenues	$6,847,301	$6,319,852	$5,598,435

Income (loss) attributable to CSC Holdings, LLC sole member from continuing operations	$356,683	$(141,588)	$44,412

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share amounts)

The unaudited pro forma total assets, total liabilities and total deficiency as of December 31, 2009 as if the MSG Distribution had occurred on December 31, 2009 are as follows:

	Cablevision	CSC Holdings
Total assets	$7,487,638	$7,733,391

Total liabilities	$(13,746,027)	$(11,925,977)

Total deficiency	$(6,270,564)	$(4,204,761)

In connection with the MSG Distribution, the Company entered into various agreements with Madison Square Garden, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements.  These agreements govern the Company’s relationship with Madison Square Garden subsequent to the MSG Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the MSG Distribution.  These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships.  The distribution agreement includes an agreement that the Company and Madison Square Garden agree to provide each other with indemnities with respect to liabilities arising out of the businesses the Company transferred to Madison Square Garden.  The Company is also party to other arrangements with Madison Square Garden, such as affiliation agreements covering the MSG networks and Fuse.

As of December 31, 2009, Madison Square Garden, L.P., a subsidiary of Madison Square Garden had extended intercompany loans aggregating $190,000 to Rainbow Media Holdings.  On January 28, 2010, the intercompany loans were replaced with a promissory note from Rainbow Media Holdings to Madison Square Garden, L.P. having a principal amount of $190,000.  The note will accrue interest at a rate of 3.25% per annum.  The note is non amortizing and has a maturity date of June 30, 2010 with prepayment without penalty at Rainbow Media Holdings’ option.

Cablevision Dividend

On February 24, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on March 29, 2010 to stockholders of record on both its CNYG Class A common stock and Class B common stock as of March 8, 2010.