Form 10-Q
period 2010-03-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2010-05-06
CIK 784681, 1053112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☒	No ☐	Yes ☐	No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒

Number of shares of common stock outstanding as of April 30, 2010:

Cablevision NY Group Class A Common Stock -	251,388,610
Cablevision NY Group Class B Common Stock -	54,354,251
CSC Holdings, LLC Membership Units -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2010 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, LLC (formerly CSC Holdings, Inc.) (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

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

•                  the outcome of litigation and other proceedings, including the matters described under the section entitled “Legal Proceedings” contained herein and in Note 16 of the combined notes to our condensed consolidated financial statements;

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

•                  market demand for new services;

•                  the tax-free treatment of Cablevision’s distribution to its stockholders on February 9, 2010 of all of the outstanding common stock of Madison Square Garden, Inc., a company which owns the sports, entertainment and media businesses previously owned and operated by the Company’s Madison Square Garden segment (the “MSG Distribution”);

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

Item 1.    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2010	2009
		(See Note 1)
ASSETS

Current Assets:

Cash and cash equivalents	$318,866	$245,032
Accounts receivable, trade (less allowance for doubtful accounts of $23,049 and $23,500)	442,838	484,400
Prepaid expenses and other current assets	154,732	147,445
Program rights, net	169,270	162,741
Deferred tax asset	330,055	522,799
Advances to affiliates	7,456	14,278
Investment securities pledged as collateral	202,212	136,059
Derivative contracts	20,298	37,137
Assets distributed to shareholders in 2010	—	530,559
Total current assets	1,645,727	2,280,450

Property, plant and equipment, net of accumulated depreciation of $8,332,518 and $8,154,738	2,902,214	2,973,581
Other receivables	27,490	29,590
Advances to affiliates	4,576	4,920
Investment securities pledged as collateral	202,212	226,054
Derivative contracts	1,842	8,361
Other assets	53,786	56,790
Deferred tax asset	64,618	—
Program rights, net	564,912	520,565
Deferred carriage fees, net	86,527	91,170
Affiliation, broadcast and other agreements, net of accumulated amortization of $544,665 and $526,790	399,089	416,964
Other amortizable intangible assets, net of accumulated amortization of $123,696 and $115,803	124,714	132,132
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	90,913	90,913
Goodwill	358,210	358,210
Deferred financing and other costs, net of accumulated amortization of $85,623 and $79,407	105,514	111,742
Assets distributed to shareholders in 2010	—	1,522,440
	$7,364,192	$9,555,730

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2010	2009
		(See Note 1)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$421,743	$394,243
Accrued liabilities	572,167	650,193
Accounts payable to affiliates	28,003	21,088
Deferred revenue	66,385	66,879
Program rights obligations	123,649	118,956
Liabilities under derivative contracts	9,926	9,294
Bank debt	163,772	360,000
Collateralized indebtedness	199,455	171,401
Capital lease obligations	5,820	5,745
Notes payable to affiliate	—	190,000
Liabilities distributed to shareholders in 2010	—	307,526
Total current liabilities	1,590,920	2,295,325

Deferred revenue	13,110	13,944
Program rights obligations	349,096	316,896
Liabilities under derivative contracts	218,599	211,696
Other liabilities	320,472	331,216
Deferred tax liability	—	47,197
Bank debt	5,197,478	4,938,750
Collateralized indebtedness	176,377	204,431
Capital lease obligations	49,345	50,796
Senior notes and debentures	5,326,453	5,321,883
Senior subordinated notes	323,881	323,817
Liabilities distributed to shareholders in 2010	—	643,038
Total liabilities	13,565,731	14,698,989

Commitments and contingencies

Redeemable noncontrolling interests	12,540	12,175

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 278,554,191 and 274,133,498 shares issued and 251,261,442 and 247,668,143 shares outstanding	2,786	2,741
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,354,251 shares issued and outstanding	544	544
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	—	89,741
Accumulated deficit	(5,713,269)	(4,749,714)
	(5,709,939)	(4,656,688)
Treasury stock, at cost (27,292,749 and 26,465,355 CNYG Class A common shares)	(467,131)	(449,507)
Accumulated other comprehensive loss	(37,680)	(49,760)
Total stockholders’ deficiency	(6,214,750)	(5,155,955)
Noncontrolling interest	671	521
Total deficiency	(6,214,079)	(5,155,434)
	$7,364,192	$9,555,730

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

(Dollars in thousands, except per share amounts)

(Unaudited)

	2010	2009

Revenues, net (including revenues, net from Madison Square Garden of $2,429 and $2,274, respectively)	$1,752,401	$1,665,612

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $38,032 and $26,610, respectively)	737,596	703,714
Selling, general and administrative (net of charges to Madison Square Garden of $3,198 and $11,105, respectively)	418,048	406,850
Restructuring credits	(209)	(172)
Depreciation and amortization (including impairments)	241,893	263,263
	1,397,328	1,373,655

Operating income	355,073	291,957

Other income (expense):
Interest expense	(183,301)	(194,113)
Interest income	641	1,958
Gain on sale of programming interests, net	102	766
Gain (loss) on investments, net	42,292	(70,282)
Gain (loss) on equity derivative contracts, net	(35,033)	58,625
Loss on interest rate swap contracts, net	(35,109)	(33,736)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(21,857)
Miscellaneous, net	373	142
	(210,035)	(258,497)
Income from continuing operations before income taxes	145,038	33,460
Income tax expense	(66,728)	(16,569)
Income from continuing operations	78,310	16,891
Income (loss) from discontinued operations, net of income taxes	(4,122)	4,127
Net income	74,188	21,018
Net loss (income) attributable to noncontrolling interests	(28)	199
Net income attributable to Cablevision Systems Corporation shareholders	$74,160	$21,217

Basic net income (loss) per share attributable to Cablevision Systems Corporation shareholders:

Income from continuing operations	$0.27	$0.06

Income (loss) from discontinued operations	$(0.01)	$0.01

Net income	$0.25	$0.07

Basic weighted average common shares (in thousands)	293,884	290,769

Diluted net income (loss) per share attributable to Cablevision Systems Corporation shareholders:

Income from continuing operations	$0.26	$0.06

Income (loss) from discontinued operations	$(0.01)	$0.01

Net income	$0.24	$0.07

Diluted weighted average common shares (in thousands)	302,826	294,430

Amounts attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations, net of income taxes	$78,282	$17,090
Income (loss) from discontinued operations, net of income taxes	(4,122)	4,127
Net income	$74,160	$21,217

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Income from continuing operations	$78,310	$16,891
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	241,893	263,263
Non-cash restructuring expense	—	414
Gain on sale of programming interests, net	(102)	(766)
Loss (gain) on investments, net	(42,292)	70,282
Loss (gain) on equity derivative contracts, net	35,033	(58,625)
Loss on extinguishment of debt and write-off of deferred financing costs	—	21,857
Amortization of deferred financing costs, discounts on indebtedness and other costs	10,846	12,846
Amortization of other deferred costs	6,294	5,901
Share-based compensation expense related to equity classified awards	12,458	13,484
Deferred income taxes	61,976	11,451
Amortization and write-off of program rights	47,999	42,274
Provision for doubtful accounts	12,633	15,250
Changes in other assets and liabilities	(77,886)	(63,457)
Net cash provided by operating activities	387,162	351,065

Cash flows from investing activities:
Capital expenditures	(146,694)	(168,962)
Proceeds from sale of equipment, net of costs of disposal	2,078	524
Payments for acquisitions, net	—	(208)
Proceeds from sale of programming interests	125	900
Decrease in investment securities and other investments	66	1,100
Additions to other intangible assets	(475)	(137)
Net cash used in investing activities	(144,900)	(166,783)

Cash flows from financing activities:
Proceeds from bank debt	200,000	—
Repayment of bank debt	(137,500)	(87,500)
Proceeds from issuance of senior notes	—	1,250,920
Repurchase of senior notes and debentures, including tender premiums and fees	—	(973,681)
Cash held for repurchase of senior notes and debentures in 2009	—	(277,245)
Repayment of note payable due to Madison Square Garden	(190,000)	—
Proceeds from collateralized indebtedness	—	35,947
Repayment of collateralized indebtedness	—	(35,947)
Proceeds from stock option exercises	14,233	56
Dividend distribution to common stockholders	(30,519)	(29,082)
Principal payments on capital lease obligations	(1,376)	(1,055)
Deemed repurchase of restricted stock	(17,623)	—
Additions to deferred financing costs	—	(27,115)
Distributions to noncontrolling partners	(54)	—
Net cash used in financing activities	(162,839)	(144,702)

Net increase in cash and cash equivalents from continuing operations	79,423	39,580

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(25,706)	11,438
Net cash used in investing activities	(5,997)	(20,062)
Net cash used in financing activities	(8,204)	(303)
Effect of change in cash related to discontinued operations	34,318	21,101
Net increase (decrease) in cash and cash equivalents from discontinued operations	(5,589)	12,174

Cash and cash equivalents at beginning of year	245,032	252,029

Cash and cash equivalents at end of period	$318,866	$303,783

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
		(See Note 1)
ASSETS

Current Assets:

Cash and cash equivalents	$253,258	$204,040
Accounts receivable, trade (less allowance for doubtful accounts of $23,049 and $23,500)	442,838	484,400
Prepaid expenses and other current assets	154,615	147,426
Program rights, net	169,270	162,741
Deferred tax asset	303,643	320,840
Advances to affiliates (primarily due from Cablevision)	545,554	527,559
Investment securities pledged as collateral	202,212	136,059
Derivative contracts	20,298	37,137
Assets distributed to member in 2010	—	530,559
Total current assets	2,091,688	2,550,761

Property, plant and equipment, net of accumulated depreciation of $8,332,518 and $8,154,738	2,902,214	2,973,581
Other receivables	27,490	29,590
Advances to affiliates	4,576	4,920
Investment securities pledged as collateral	202,212	226,054
Derivative contracts	1,842	8,361
Other assets	53,786	56,790
Program rights, net	564,912	520,565
Deferred carriage fees, net	86,527	91,170
Affiliation, broadcast and other agreements, net of accumulated amortization of $544,665 and $526,790	399,089	416,964
Other amortizable intangible assets, net of accumulated amortization of $123,696 and $115,803	124,714	132,132
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	90,913	90,913
Goodwill	358,210	358,210
Deferred financing and other costs, net of accumulated amortization of $68,942 and $63,803	82,053	87,184
Assets distributed to member in 2010	—	1,522,440
	$7,722,074	$9,801,483

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
		(See Note 1)
LIABILITIES AND TOTAL DEFICIENCY

Current Liabilities:

Accounts payable	$421,743	$394,243
Accrued liabilities	528,362	606,655
Accounts payable to affiliates	26,078	21,088
Deferred revenue	66,385	66,879
Program rights obligations	123,649	118,956
Liabilities under derivative contracts	9,926	9,294
Bank debt	163,772	360,000
Collateralized indebtedness	199,455	171,401
Capital lease obligations	5,820	5,745
Notes payable to affiliate	—	190,000
Liabilities distributed to member in 2010	—	307,526
Total current liabilities	1,545,190	2,251,787

Deferred revenue	13,110	13,944
Program rights obligations	349,096	316,896
Liabilities under derivative contracts	218,599	211,696
Other liabilities	318,073	327,901
Deferred tax liability	244,073	161,691
Bank debt	5,197,478	4,938,750
Collateralized indebtedness	176,377	204,431
Capital lease obligations	49,345	50,796
Senior notes and debentures	3,438,482	3,434,192
Senior subordinated notes	323,881	323,817
Liabilities distributed to member in 2010	—	643,038
Total liabilities	11,873,704	12,878,939

Commitments and contingencies

Redeemable noncontrolling interests	12,540	12,175

Total Deficiency:
8% Senior notes due from Cablevision	(663,016)	(660,951)
Other member’s deficiency (14,432,750 membership units issued and outstanding)	(3,464,145)	(2,379,441)
	(4,127,161)	(3,040,392)
Accumulated other comprehensive loss	(37,680)	(49,760)
Total member’s deficiency	(4,164,841)	(3,090,152)
Noncontrolling interest	671	521
Total deficiency	(4,164,170)	(3,089,631)
	$7,722,074	$9,801,483

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	2010	2009

Revenues, net (including revenues, net from Madison Square Garden of $2,429 and $2,274, respectively)	$1,752,401	$1,665,612

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $38,032 and $26,610, respectively)	737,596	703,714
Selling, general and administrative (net of charges to Madison Square Garden of $3,198 and $11,105, respectively)	418,048	406,850
Restructuring credits	(209)	(172)
Depreciation and amortization (including impairments)	241,893	263,263
	1,397,328	1,373,655

Operating income	355,073	291,957

Other income (expense):
Interest expense	(142,535)	(163,924)
Interest income	16,337	17,436
Gain on sale of programming interests, net	102	766
Gain (loss) on investments, net	42,292	(70,282)
Gain (loss) on equity derivative contracts, net	(35,033)	58,625
Loss on interest rate swap contracts, net	(35,109)	(33,736)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(21,287)
Miscellaneous, net	373	142
	(153,573)	(212,260)
Income from continuing operations before income taxes	201,500	79,697
Income tax expense	(86,515)	(35,627)
Income from continuing operations	114,985	44,070
Income (loss) from discontinued operations, net of income taxes	(4,122)	4,127
Net income	110,863	48,197
Net loss (income) attributable to noncontrolling interests	(28)	199
Net income attributable to CSC Holdings, LLC’s sole member	$110,835	$48,396

Amounts attributable to CSC Holdings, LLC’s sole member:
Income from continuing operations, net of income taxes	$114,957	$44,269
Income (loss) from discontinued operations, net of income taxes	(4,122)	4,127
Net income	$110,835	$48,396

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Income from continuing operations	$114,985	$44,070
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	241,893	263,263
Non-cash restructuring expense	—	414
Gain on sale of programming interests, net	(102)	(766)
Loss (gain) on investments, net	(42,292)	70,282
Loss (gain) on equity derivative contracts, net	35,033	(58,625)
Loss on extinguishment of debt and write-off of deferred financing costs	—	21,287
Amortization of deferred financing costs, discounts on indebtedness and other costs	9,489	11,711
Accretion of discount on Cablevision senior notes held by Newsday	(2,065)	(1,871)
Amortization of other deferred costs	6,294	5,901
Share-based compensation expense related to equity classified awards	12,458	13,484
Deferred income taxes	80,633	29,586
Amortization and write-off of program rights	47,999	42,274
Provision for doubtful accounts	12,633	15,250
Changes in other assets and liabilities	(104,310)	(98,393)
Net cash provided by operating activities	412,648	357,867

Cash flows from investing activities:
Capital expenditures	(146,694)	(168,962)
Proceeds from sale of equipment, net of costs of disposal	2,078	524
Payments for acquisitions, net	—	(208)
Proceeds from sale of programming interests	125	900
Decrease in investment securities and other investments	66	1,100
Additions to other intangible assets	(475)	(137)
Net cash used in investing activities	(144,900)	(166,783)

Cash flows from financing activities:
Proceeds from bank debt	200,000	—
Repayment of bank debt	(137,500)	(87,500)
Proceeds from issuance of senior notes	—	1,250,920
Repurchase of senior notes and debentures, including tender premiums and fees	—	(776,914)
Repayment of note payable due to Madison Square Garden	(190,000)	—
Proceeds from collateralized indebtedness	—	35,947
Repayment of collateralized indebtedness	—	(35,947)
Dividend payments to Cablevision, net	(84,011)	(619,270)
Principal payments on capital lease obligations	(1,376)	(1,055)
Additions to deferred financing costs	—	(27,115)
Distributions to noncontrolling partners	(54)	—
Net cash used in financing activities	(212,941)	(260,934)

Net increase (decrease) in cash and cash equivalents from continuing operations	54,807	(69,850)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(25,706)	11,438
Net cash used in investing activities	(5,997)	(20,062)
Net cash used in financing activities	(8,204)	(303)
Effect of change in cash related to discontinued operations	34,318	21,101
Net increase (decrease) in cash and cash equivalents from discontinued operations	(5,589)	12,174

Cash and cash equivalents at beginning of year	204,040	224,095

Cash and cash equivalents at end of period	$253,258	$166,419

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, LLC (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and, through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its business interests into three reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; (2) Rainbow, consisting principally of national and regional television programming services, including AMC, WE tv, IFC, Sundance Channel, News 12, and IFC Entertainment; and (3) Newsday, consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, Inc. (“Madison Square Garden”), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company’s Madison Square Garden segment (the “MSG Distribution”).  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held of record at the close of business in New York City on January 25, 2010 (the “Record Date”) and one share of Madison Square Garden Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held of record on the Record Date.  On January 12, 2010, the Company transferred to Madison Square Garden the Company’s subsidiaries which owned, directly or indirectly, all of the partnership interests in Madison Square Garden, L.P.  As a result of the MSG Distribution on February 9, 2010, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

Assets and liabilities related to the MSG Distribution on the Company’s condensed consolidated balance sheet as of December 31, 2009 and related footnotes have been reclassified as assets to be distributed to shareholders/member and liabilities to be distributed to shareholders/member.  All assets and liabilities to be distributed to shareholders/member are excluded from the footnotes unless otherwise noted.  Amounts due to or due from Madison Square Garden that were previously eliminated in consolidation are now being presented as accounts payable to affiliates or advances to affiliates on the Company’s condensed balance sheet at December 31, 2009.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has a total of $1,887,971 of senior notes outstanding at March 31, 2010 (excluding the $682,000 face amount of Cablevision notes discussed below) that were issued in September 2009 and April 2004 to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  In July 2008, CSC Holdings received a capital contribution in the form of a note receivable from Cablevision (reflected as a reduction to equity in its consolidated balance sheet) of $650,000 ($682,000 face amount) relating to 8% senior notes due 2012 issued by Cablevision.  At March 31, 2010, the accreted value of the note receivable was $663,016.  CSC Holdings in turn contributed these notes to its subsidiary, Newsday Holdings LLC.  The contribution of Cablevision notes to CSC Holdings had no impact on CSC Holdings’ total equity and the Cablevision notes eliminate in the consolidated balance sheet of Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit and CSC Holdings’ results of operations include incremental interest income from the 8% senior notes of $13,642 for both of the three month periods ended March 31, 2010 and 2009, and the accretion of the discount on the notes issued by Cablevision to CSC Holdings of $2,065 and $1,871 for the three months ended March 31, 2010 and 2009, respectively.

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

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855), which amended the subsequent events guidance such that Securities and Exchange Commission (“SEC”) filers would no longer be required to disclose the date through which subsequent events had been evaluated for both originally issued and revised financial statements.  The amendments in ASU No. 2010-09 became effective for the Company as of March 31, 2010.

NOTE 4.	DIVIDENDS

On February 24, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share, which was paid on March 29, 2010 to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of March 8, 2010.

During the three months ended March 31, 2010, CSC Holdings paid cash dividends to Cablevision aggregating approximately $84,000.  The proceeds were used to fund (i) Cablevision’s dividends paid on March 29, 2010; (ii) Cablevision’s interest payments on certain of its senior notes; and (iii) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares.

NOTE 5.	NET INCOME PER SHARE ATTRIBUTABLE TO SHAREHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision shareholders is computed by dividing net income attributable to Cablevision shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision shareholders reflects the dilutive effects of stock options (including those held by Madison Square Garden employees), restricted stock (including those held by Madison Square Garden employees) and restricted stock units.

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision shareholders calculation for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
	(in thousands)
Basic weighted average shares outstanding	293,884	290,769

Effect of dilution:
Stock options	3,377	1,115
Restricted stock awards	5,565	2,546
Diluted weighted average shares outstanding	302,826	294,430

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period) totaling 389,877 and 3,698,317, including Company options held by Madison Square Garden employees, have been excluded from diluted weighted average shares outstanding for the three months ended March 31, 2010 and 2009, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

CSC Holdings

Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 6.	COMPREHENSIVE INCOME

The following table presents comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Cablevision	CSC Holdings	Cablevision	CSC Holdings

Net income	$74,160	$110,835	$21,217	$48,396
Other comprehensive income:
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of income taxes	998	998	662	662
Comprehensive income	75,158	111,833	21,879	49,058
Comprehensive loss (income) attributable to the noncontrolling interests	(28)	(28)	199	199
Comprehensive income attributable to Cablevision and CSC Holdings shareholder(s)	$75,130	$111,805	$22,078	$49,257

NOTE 7.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three months ended March 31, 2010 and 2009, the amount of franchise fees included as a component of net revenue aggregated $33,041 and $31,329, respectively.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

During the three months ended March 31, 2010 and 2009, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2010	2009
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$—	$12,673
Capitalized share-based compensation	141	—
Distribution of the Madison Square Garden business	1,113,488	—

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	186,265	172,126
Cash interest paid - discontinued operations (Cablevision)	558	1,061
Cash interest paid - continuing operations (CSC Holdings)	149,176	165,219
Cash interest paid - discontinued operations (CSC Holdings)	558	1,061
Income taxes paid, net (Cablevision and CSC Holdings)	1,879	2,344

NOTE 9.	DISCONTINUED OPERATIONS AND NET ASSETS DISTRIBUTED TO SHAREHOLDERS IN 2010

On February 9, 2010, the Company completed the MSG Distribution (see Note 1).  As a result, the operating results of the Company’s Madison Square Garden segment through the date of the MSG Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  No gain or loss was recognized in connection with the MSG Distribution.  Operating results of discontinued operations for the period from January 1, 2010 through February 9, 2010 and for the three months ended March 31, 2009 are summarized below:

January 1, 2010 through February 9, 2010:

Madison Square Garden

Revenues, net	$131,695

Income before income taxes	$7,090
Income tax expense(a)	(11,212)

Loss from discontinued operations, net of income taxes	$(4,122)

(a)                     Income tax expense includes $7,368 resulting from the non-deductibility of certain transaction costs associated with the MSG Distribution.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2009
	Madison Square Garden	Other	Total

Revenues, net	$247,060	$—	$247,060

Income (loss) before income taxes	$7,358	$(31)	$7,327
Income tax benefit (expense)	(3,213)	13	(3,200)

Income (loss) from discontinued operations, net of income taxes	$4,145	$(18)	$4,127

The assets and liabilities of Madison Square Garden have been classified in the condensed consolidated balance sheet as of December 31, 2009 as assets and liabilities distributed to shareholders in 2010 and consist of the following:

Cash and cash equivalents	$109,716
Accounts receivable, prepaid expenses and other current assets	230,843
Advances due from Cablevision	190,000
Property and equipment, net and other long-term assets	473,825
Intangible assets	1,048,615
Total assets distributed in 2010	$2,052,999

Accounts payable and accrued expenses	$170,565
Other current liabilities	136,961
Deferred tax liability	495,233
Other long-term liabilities	147,805
Total liabilities distributed in 2010	950,564
Net assets distributed in 2010	$1,102,435

The following table summarizes the net impact of the MSG Distribution on February 9, 2010 to Cablevision’s  stockholders’ deficiency and CSC Holdings’ member’s deficiency:

	Cablevision	CSC Holdings
Increase in other member’s deficiency	$—	$(1,124,570)
Decrease in paid-in capital	(87,396)	—
Increase in accumulated deficit	(1,037,174)	—
Decrease in accumulated other comprehensive loss	11,082	11,082
Net assets distributed to shareholders/member in 2010	$(1,113,488)	$(1,113,488)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 10.	INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$913,373	$913,373
Broadcast rights and other agreements	30,381	30,381
	943,754	943,754
Accumulated amortization
Affiliation agreements and affiliate relationships	(514,284)	(496,409)
Broadcast rights and other agreements	(30,381)	(30,381)
	(544,665)	(526,790)
Affiliation, broadcast and other agreements, net of accumulated amortization	$399,089	$416,964

Gross carrying amount of other amortizable intangible assets
Advertiser relationships	$137,017	$137,017
Other amortizable intangibles	111,393	110,918
	248,410	247,935
Accumulated amortization
Advertiser relationships	(80,229)	(75,353)
Other amortizable intangibles	(43,467)	(40,450)
	(123,696)	(115,803)
Other amortizable intangible assets, net of accumulated amortization	$124,714	$132,132

Other Indefinite-lived intangible assets
FCC licenses and other intangibles	$6,913	$6,913
Trademarks	84,000	84,000
Other indefinite-lived intangible assets	$90,913	$90,913

Affiliation, broadcast and other agreements, net of accumulated amortization	$399,089	$416,964
Other amortizable intangible assets, net of accumulated amortization	124,714	132,132
Other indefinite-lived intangible assets	90,913	90,913
Indefinite-lived cable television franchises	731,848	731,848
Goodwill	358,210	358,210

Total intangible assets, net	$1,704,774	$1,730,067

Aggregate amortization expense
Three months ended March 31, 2010	$25,769

Estimated amortization expense
Year ending December 31, 2010	$102,791
Year ending December 31, 2011	94,557
Year ending December 31, 2012	78,383
Year ending December 31, 2013	42,262
Year ending December 31, 2014	17,831

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 11.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

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

As of March 31, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 80% of the Company’s debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 23% is effectively fixed through utilization of these interest rate swap contracts) as of March 31, 2010.  The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2010:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2010*
June 2012	$2,600,000	4.86%	0.26%

*                           Represents the floating rate received by the Company under its interest rate swap contracts at March 31, 2010 and does not represent the rates to be received by the Company on future payments.

The Company has also entered into various transactions to limit the exposure against equity price risk on its shares of Comcast Corporation common stock.  The Company had monetized all of its stock holdings in Comcast Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast stock with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing the Company to retain upside appreciation from the hedge price per share to the relevant cap price.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following represents the location of the assets and liabilities associated with the Company’s derivative instruments within the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009:

Derivatives Not Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments Under ASC Topic 815	Balance Sheet Location	Fair Value at March 31, 2010	Fair Value at December 31, 2009	Fair Value at March 31, 2010	Fair Value at December 31, 2009
Interest rate swap contracts	Current derivative contracts	$—	$—	$—	$9,294
Interest rate swap contracts	Long-term derivative contracts	—	—	207,322	202,168
Prepaid forward contracts	Long-term derivative contracts	—	—	11,277	9,528
Prepaid forward contracts	Current derivative contracts	20,298	37,137	9,926	—
Prepaid forward contracts	Long-term derivative contracts	1,842	8,361	—	—
Total derivative contracts		$22,140	$45,498	$228,525	$220,990

The following represents the impact and location of the Company’s derivative instruments within the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009:

Derivatives Not Designated as		Amount of Gain (Loss) Recognized
Hedging Instruments under ASC		Three Months Ended March 31,
Topic 815:	Location of Gain (Loss) Recognized	2010	2009
Interest rate swap contracts	Loss on interest rate swap contracts, net	$(35,109)	$(33,736)
Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	(35,033)	58,625
Total derivative contracts		$(70,142)	$24,889

NOTE 12.	FAIR VALUE MEASUREMENT

The fair value hierarchy as outlined in ASC Topic 820 is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

At March 31, 2010:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents	$255,754	$—	$—	$255,754
Investment securities	89	—	—	89
Investment securities pledged as collateral	404,424	—	—	404,424
Derivative contracts	—	22,140	—	22,140

Liabilities:

Liabilities under derivative contracts	—	228,525	—	228,525

At December 31, 2009:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents	$214,267	$—	$—	$214,267
Investment securities	96	—	—	96
Investment securities pledged as collateral	362,113	—	—	362,113
Derivative contracts	—	45,498	—	45,498

Liabilities:

Liabilities under derivative contracts	—	220,990	—	220,990

The Company’s cash equivalents, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

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

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	March 31, 2010
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings(a)	$663,016	$731,548

Debt instruments:
Bank debt(b)	$5,361,250	$5,406,558
Collateralized indebtedness	375,832	373,807
Senior notes and debentures	3,438,482	3,746,135
Senior subordinated notes	323,881	341,250
CSC Holdings total debt instruments	9,499,445	9,867,750

Senior notes and debentures	1,887,971	2,024,250
Cablevision total debt instruments	$11,387,416	$11,892,000

	December 31, 2009
	Carrying Amount	Estimated Fair Value
Note Receivable:
Cablevision senior notes receivable at CSC Holdings(a)	$660,951	$721,317

Debt instruments:
Bank debt(b)	$5,298,750	$5,332,245
Collateralized indebtedness	375,832	371,921
Senior notes and debentures	3,434,192	3,717,585
Senior subordinated notes	323,817	342,875
CSC Holdings total debt instruments	9,432,591	9,764,626

Senior notes and debentures	1,887,691	1,994,670
Cablevision total debt instruments	$11,320,282	$11,759,296

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 13.	INCOME TAXES

Cablevision

The income tax expense attributable to continuing operations for the three months ended March 31, 2010 of $66,728 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $877 relating to certain state net operating loss carry forwards, tax expense of $514 relating to uncertain tax positions, including accrued interest, tax expense of $8,654 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution, the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,699 and $1,135, respectively and tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).

The income tax expense attributable to continuing operations for the three months ended March 31, 2009 of $16,569 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $124 relating to certain state net operating loss carry forwards, tax expense of $365 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,765 and $655, respectively.

Subsequent to the utilization of the Company’s net operating loss and credit carry forwards, payments for income taxes are expected to increase significantly.

CSC Holdings

The income tax expense attributable to continuing operations for the three months ended March 31, 2010 of $86,515 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $877 relating to certain state net operating loss carry forwards, tax expense of $514 relating to uncertain tax positions, including accrued interest, tax expense of $5,581 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution, the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,699 and $1,135, respectively and tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).

The income tax expense attributable to continuing operations for the three months ended March 31, 2009 of $35,627 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $124 relating to certain state net operating loss carry forwards, tax expense of $365 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,765 and $655, respectively.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $2,987, representing the estimated federal income tax liability of CSC Holdings for the three months ended March 31, 2010 as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.  Subsequent to the utilization of CSC Holdings’ net operating loss and credit carry forwards, payments to Cablevision pursuant to the tax allocation policy are expected to increase significantly.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company

For the three months ended March 31, 2010 and 2009, the Company has fully offset estimated federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.  The change in the Company’s deferred tax assets and liabilities is primarily due to the utilization of net operating losses and changes in the differences between the carrying amount and tax bases of assets and liabilities.

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

In February 2010, the Internal Revenue Service approved the Company’s request to change its tax accounting method for certain installation costs with regard to its Optimum Online and Optimum Voice businesses.  As a result, Cablevision’s net operating loss carry forward increased by approximately $220,000 with a corresponding reduction in the income tax basis of certain fixed assets.  The associated balance sheet deferred income tax reclassification adjustments were recorded in the first quarter of 2010.

NOTE 14.	BENEFIT PLANS

Components of the estimated net periodic pension cost, recorded in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit plans for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Service cost	$10,625	$9,495
Interest cost	3,700	3,416
Expected return on plan assets, net	(1,225)	(905)
Recognized prior service cost	7	7
Recognized actuarial loss	1,468	1,458
Net periodic benefit cost	$14,575	$13,471

NOTE 15.	EQUITY PLANS

Treatment of Share-Based Payment Awards After the MSG Distribution

In connection with the MSG Distribution, and as provided for in the Company’s equity plans, each stock option and stock appreciation right (“SAR”) outstanding at the effective date of the MSG Distribution became two options and SARs, one with respect to Cablevision NY Group Class A Common Stock and one with respect to Madison Square Garden Class A common stock.  The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR and the Madison Square Garden option/SAR based on the weighted average trading price of Madison Square Garden’s and Cablevision’s common shares for the ten trading days subsequent to the MSG Distribution and the underlying share amount took into account the 1:4 distribution ratio.  As a result of this adjustment, 82.63% of the pre-MSG Distribution exercise price of options/rights was allocated to the Cablevision options/rights and 17.37% was allocated to the new Madison Square Garden options/rights.  This modification did not result in any additional compensation expense for the three months ended March 31, 2010.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Cablevision’s Equity Plans

Share-Based Payment Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the three months ended March 31, 2010:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(b)	Contractual Term (in years)	Aggregate Intrinsic Value(c)
Balance, December 31, 2009	8,820,928	570,000	$13.59	4.94	$118,755
Exercised	(1,237,754)	(134,400)	$10.11
Forfeited/Expired	(1,000)	—	$25.40
Transfers(a)	(6,000)	—	$11.43

Balance, March 31, 2010	7,576,174	435,600	$11.43	4.72	$104,165

Options exercisable at March 31, 2010	4,205,243	435,600	$12.68	4.64	$55,258

Options expected to vest in the future	3,370,931	—	$9.72	4.83	$48,907

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes activity relating to Madison Square Garden employees who held Cablevision stock options for the three months ended March 31, 2010:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(b)	Contractual Term (in years)	Aggregate Intrinsic Value(c)
Balance, December 31, 2009	456,306	82,200	$15.65	5.06	$5,698
Exercised	(34,779)	—	$9.88
Forfeited/Expired	—	—	—
Transfers(a)	6,000	—	$11.43

Balance, March 31, 2010	427,527	82,200	$13.15	4.89	$5,749

Options exercisable at March 31, 2010	427,527	82,200	$13.15	4.89	$5,749

Options expected to vest in the future	—	—	—	—	—

(a)                      Represents the transfer of stock options for employees who transferred from/to Cablevision affiliated entities to/from Madison Square Garden during the period.

(b)                     Option exercise prices relating to activity occurring after the MSG Distribution date were adjusted to 82.63% of their pre-MSG Distribution exercise prices.

(c)                      The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on March 31, 2010 and December 31, 2009.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 8,233,668 options outstanding that were in-the-money (which includes 4,962,737 exercisable options) at March 31, 2010.  For the three months ended March 31, 2010, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $19,233 determined as of the date of option exercise, plus dividends, as applicable.  When an option is exercised, Cablevision issues new shares of stock.

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the three months ended March 31, 2010:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2009	7,493,310	—	$18.06
Granted	2,100,360	913,400	$24.00
Vested	(1,550,020)	—	$23.86
Awards forfeited	(53,160)	—	$15.83
Transfers(a)	(48,920)	—	$14.04
Unvested award balance, March 31, 2010	7,941,570	913,400	$16.46

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes activity relating to Madison Square Garden, Inc. employees who held Cablevision restricted shares for the three months ended March 31, 2010:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)
Unvested award balance, December 31, 2009	1,515,974	$17.16
Granted	—	—
Vested	(262,544)	$24.16
Awards forfeited	(49,610)	$13.88
Transfers(a)	48,920	$14.04
Unvested award balance, March 31, 2010	1,252,740	$12.15

(a)                      Represents the transfer of unvested restricted stock awards for employees who transferred from/to Cablevision affiliated entities to/from Madison Square Garden during the period.

(b)                     Restricted share grant date fair value amounts relating to activity occurring after the MSG Distribution date were adjusted to 82.63% of their pre-MSG Distribution grant date fair value per share amount.

During the three months ended March 31, 2010, 1,812,564 Cablevision restricted shares issued to employees of the Company and Madison Square Garden vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 724,624 of these shares, with an aggregate value of $17,623, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

Cablevision recognizes compensation expense for restricted shares issued to its employees using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the vesting period.

Share-based compensation for continuing operations for the three months ended March 31, 2010 was $13,683, of which $12,458 related to equity classified awards.  For the three months ended March 31, 2009, share-based compensation for continuing operations was $12,313, of which $13,484 related to equity classified awards, partially offset by a credit of $1,171 related to stock appreciation rights.  The Company has recognized stock compensation expense for all options and SARs, including those with respect to Madison Square Garden Class A common stock, granted to the Company’s employees.

Share-based compensation for discontinued operations, including compensation relating to restricted shares, for the three months ended March 31, 2010 was $1,012, of which $985 related to equity classified awards.  For the three months ended March 31, 2009, share-based compensation for discontinued operations was $1,007, of which $1,236 related to equity classified awards, partially offset by a credit of $229 related to stock appreciation rights.

NOTE 16.	LEGAL MATTERS

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

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contained many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs’ antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the court granted the defendants’ motion and dismissed the third amended complaint with prejudice.  The plaintiffs have filed an appeal.

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

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against EchoStar Satellite asserting that EchoStar

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Satellite did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  On or about May 13, 2008, EchoStar Satellite ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for EchoStar’s improper termination of the affiliation agreement.  On June 24, 2008, EchoStar Satellite answered VOOM HD’s amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  The Company believes that the counterclaims asserted by EchoStar Satellite are without merit.  The lawsuit filed by VOOM HD remains pending.

Shareholder Lawsuit

On January 29, 2010, Ronald Gross, a purported shareholder of Cablevision, filed a shareholder derivative action purportedly on behalf of Cablevision in the United States District Court for the Eastern District of New York.  The complaint alleged an “interlocking” directorship in violation of Section 8 of the Clayton Act because a Cablevision director, Thomas V. Reifenheiser, is also a director of Citadel Broadcasting Corporation (“Citadel”), Lamar Advertising Company (“Lamar”) and Mediacom Communications Corporation (“Mediacom”).  The plaintiff alleged that Cablevision, Citadel, Lamar and Mediacom all compete with one another because each relies on advertising revenues.  The complaint named as defendants all of the current members of the Cablevision Board and asserted claims under Section 8 of the Clayton Act and for breach of fiduciary duties.  In March 2010, the plaintiff voluntarily dismissed this lawsuit.

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

NOTE 17.	SEGMENT INFORMATION

The Company classifies its business interests into three reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; (2) Rainbow, consisting principally of national and regional television programming services, including AMC, WE tv, IFC, Sundance Channel, News 12, and IFC Entertainment; and (3) Newsday, consisting of the Newsday daily newspaper and related assets.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues, net from continuing operations
Telecommunications Services	$1,406,005	$1,328,299
Rainbow	265,066	249,256
Newsday	74,732	83,416
All other(a)	18,396	19,566
Inter-segment eliminations	(11,798)	(14,925)
	$1,752,401	$1,665,612

Inter-segment eliminations are primarily affiliate revenues recognized by our Rainbow segment from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended March 31,
	2010	2009
Inter-segment revenues
Telecommunications Services	$792	$771
Rainbow	9,762	12,727
Newsday	1,031	1,221
Other	213	206
	$11,798	$14,925

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2010	2009
Adjusted operating cash flow from continuing operations
Telecommunications Services	$564,838	$521,082
Rainbow	76,710	71,501
Newsday	1,194	73
All other(b)	(32,302)	(25,295)
	$610,440	$567,361

	Three Months Ended March 31,
	2010	2009
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(202,556)	$(220,705)
Rainbow	(28,423)	(28,389)
Newsday	(5,159)	(7,234)
All other(c)	(5,755)	(6,935)
	$(241,893)	$(263,263)

	Three Months Ended March 31,
	2010	2009
Share-based compensation expense included in continuing operations
Telecommunications Services	$(7,624)	$(6,360)
Rainbow	(4,949)	(3,672)
Newsday	(617)	(50)
All other(c)(d)	(493)	(2,231)
	$(13,683)	$(12,313)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Restructuring credits (expense) included in continuing operations
Telecommunications Services	$—	$—
Rainbow	212	(750)
Newsday	(121)	—
All other(c)	118	922
	$209	$172

	Three Months Ended March 31,
	2010	2009
Operating income (loss) from continuing operations
Telecommunications Services	$354,658	$294,017
Rainbow	43,550	38,690
Newsday	(4,703)	(7,211)
All other(b)	(38,432)	(33,539)
	$355,073	$291,957

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended March 31,
	2010	2009
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$393,505	$325,496
Other operating loss(b)	(38,432)	(33,539)
Operating income	$355,073	$291,957

Items excluded from operating income:
CSC Holdings interest expense	(142,535)	(163,924)
CSC Holdings interest income	631	1,923
CSC Holdings intercompany interest income	15,706	15,513
Gain on sale of programming interests, net	102	766
Gain (loss) on investments, net	42,292	(70,282)
Gain (loss) on equity derivative contracts, net	(35,033)	58,625
Loss on interest rate swap contracts, net	(35,109)	(33,736)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(21,287)
Miscellaneous, net	373	142
CSC Holdings income from continuing operations before income taxes	201,500	79,697
Cablevision interest expense	(40,766)	(30,189)
Intercompany interest expense	(15,706)	(15,513)
Cablevision interest income	10	35
Loss on extinguishment of debt and write-off of deferred financing costs	—	(570)
Cablevision income from continuing operations before income taxes	$145,038	$33,460

(a)                    Represents net revenues of Clearview Cinemas, PVI Virtual Media and MSG Varsity network (which was launched in September 2009).

(b)                   Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas, PVI Virtual Media, and MSG Varsity.  All other also includes costs historically allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution.

(c)                    Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, MSG Varsity and certain corporate expenses/credits.

(d)                   Includes costs historically allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Capital Expenditures
Telecommunications Services	$143,034	$162,303
Rainbow	1,207	1,671
Newsday	788	2,118
Corporate and other	1,665	2,870
	$146,694	$168,962

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company’s consolidated net revenues for the three months ended March 31, 2010 and 2009, or 10% or more of its consolidated net trade receivables at March 31, 2010 and December 31, 2009.

NOTE 18.              RELATED PARTY TRANSACTIONS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the charges (credits) related to services provided to and received from Madison Square Garden not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended March 31,
	2010(a)	2009(a)
Revenues, net	$(2,429)	$(2,274)

Operating expenses (credits):
Programming and advertising costs	39,308	31,984
Corporate general and administrative expense allocations	(3,309)	(6,441)
Health and welfare plans	—	(2,902)
Corporate share-based compensation and long-term incentive plan expense allocation	—	(2,769)
Risk management and general insurance	(713)	(1,595)
Other	(452)	(2,772)
Operating expenses, net	34,834	15,505
Net charges	$32,405	$13,231

(a)                      Amounts relating to the Madison Square Garden segment for the period prior to the MSG Distribution are eliminated in consolidation.  Operating results of Madison Square Garden are reported in discontinued operations.

Revenues, net

The Company recognizes revenue in connection with television advertisements and print advertising charged by its subsidiaries to Madison Square Garden.  The Company also provides certain programming signal transmission and production services as well as affiliate sales support functions to Madison Square Garden.

The Company and its subsidiaries, together with Madison Square Garden, may enter into agreements with third parties in which the amounts paid/received by Madison Square Garden, its subsidiaries, or the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately.  Where subsidiaries of the Company have incurred a cost incremental to fair value and Madison Square Garden has received a benefit incremental to fair value from these negotiations, the Company and its subsidiaries will charge Madison Square Garden for the incremental amount.

Programming and Advertising Costs

The Company pays Madison Square Garden for the carriage of the MSG networks and Fuse program services on Cablevision’s cable systems and for advertising in connection with signage at events, sponsorships and television advertisements.

Corporate General and Administrative

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc.) were allocated to Madison Square Garden through December 31, 2009.  Subsequent to January 1, 2010, amounts allocated to Madison Square Garden represent charges pursuant to the transition services agreement.  Corporate overhead costs previously allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution have been reclassified to continuing operations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Health and Welfare Plans

Employees of Madison Square Garden participated in health and welfare plans sponsored by the Company through December 31, 2009.  Health and welfare benefit costs have generally been charged to Madison Square Garden based upon the proportionate number of participants in the plans.

Corporate Share-Based Compensation and Long-Term Incentive Plan Expense

Through December 31, 2009, the Company charged Madison Square Garden its proportionate share of expenses related to corporate employees’ participation in the Company’s employee stock and long-term incentive plans.

Risk Management and General Insurance

The Company provided Madison Square Garden with risk management and general insurance related services through the date of the MSG Distribution.

Other

The Company and Madison Square Garden routinely enter into transactions with each other in the ordinary course of business.  Such transactions may include, but are not limited to, production services, film library usage, sponsorship agreements and cross-promotion arrangements.

Notes Payable to Madison Square Garden

At December 31, 2009, a subsidiary of the Company had a $190,000 intercompany payable to Madison Square Garden in the form of a non-interest bearing advance.  On January 28, 2010, the intercompany advance was replaced with a promissory note having a principal amount of $190,000, an interest rate of 3.25% and a maturity date of June 30, 2010.  This indebtedness was eliminated in consolidation prior to the spin-off of the Madison Square Garden business on February 9, 2010.  In March 2010, the $190,000 of indebtedness was repaid, including $914 of interest accrued from January 28, 2010 through the date of repayment, using proceeds from the Restricted Group revolving credit facility.

NOTE 19.	OTHER MATTERS

Sales Tax Audit

The Company has been under examination by the New York State Department of Taxation and Finance (“NYS”) for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded the audit and issued a proposed assessment (“Notice”) totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount does not include any amounts which could be assessed for periods subsequent to November 2007, including additional interest.  The Notice is not a final assessment at this time, because the Company requested, on a timely basis, and obtained initial administrative review consisting of a non-binding mediation, and intends to request further review by the Division of Tax Appeals.  The principal audit issue is the amount of Optimum Voice revenue that should be subject to tax.  The Company collected and remitted sales tax on more than 75% of its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company’s reasonable calculation of subscriber interstate and international usage.  NYS has asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

customer adjustments, should be subject to sales tax.  The Company believes that it has substantial defenses to such claim and will continue to vigorously contest the Notice.  No provision has been made for such claim in the accompanying condensed consolidated financial statements.

NOTE 20.	SUBSEQUENT EVENTS

Amendment of Credit Facility

On April 13, 2010, CSC Holdings and certain of its subsidiaries (the “Restricted Subsidiaries”) entered into an amended credit agreement (the “Amended Credit Agreement”), providing for (i) an amendment and restatement of the credit agreement, dated as of February 24, 2006, as first amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (as amended and restated, the “Credit Agreement”), and (ii) an amendment to the Incremental Term Supplement, dated as of March 29, 2006 and amended as of May 27, 2009.

Among other things, the Amended Credit Agreement provides for the specific mechanics of extending, from time to time, the revolving credit commitments, term A loans, incremental term loans and any additional facility commitments or additional facility loans, as applicable, with the terms of such extended facility to be documented at the time of such extension in an extended facility agreement.  Under the terms of the Credit Agreement, CSC Holdings entered into three extended facilities as of April 13, 2010, as follows:

•                  an extended revolving credit facility agreement (the “Extended Revolving Credit Facility”) that provided for the extension of the availability period for lenders holding approximately $820,000 of revolving credit commitments under CSC Holdings’ $1,000,000 Revolving Credit Facility to March 31, 2015.  Lenders under the Extended Revolving Credit Facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the Extended Revolving Credit Facility, based upon the cash flow ratio applicable from time to time.  In addition, revolving credit lenders with revolving credit commitments in the aggregate amount of $412,000 executed joinders to the Credit Agreement agreeing to provide increased revolving credit commitments with an availability period expiring on March 31, 2015.

•                  an extended term A facility agreement (the “extended term A facility”) that provided for the extension of the maturity date for lenders holding approximately $480,000 of loans under CSC Holdings’ existing $650,000 Term A facility, at the time of the launch of the transaction, to March 31, 2015, with the principal amount of the extended term A facility to be repaid in quarterly installments of approximately $12,019 through March 2012, approximately $18,029 beginning in June 2012 through March 2013, approximately $24,039 beginning in June 2013 through March 2014 and approximately $54,087 beginning in June 2014 through its maturity date in March 2015.  Lenders under the extended term A facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the extended term A facility, based upon the cash flow ratio applicable from time to time.

•                  an extended incremental term facility agreement (the “term B-3 extended loan facility”) that provided for the extension of the maturity date for lenders holding approximately $1,678,000 under CSC Holdings’ existing $2,200,000 incremental term facility, at the time of the launch of the transaction, to March 29, 2016, with the principal amount of the term B-3 extended loan facility to be repaid quarterly in equal installments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  Lenders under the term B-3 extended loan facility are entitled to an extension fee payment of 1.25% per annum of the outstanding loans under the term B-3 extended loan facility.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B loan facility.

Issuance of Debt Securities

On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of 7-3/4% senior notes due April 15, 2018 and $500,000 aggregate principal amount of 8% senior notes due April 15, 2020 (collectively, the “Notes”) in a registered public offering.  The Notes are Cablevision’s senior unsecured obligations and rank equally in right of payment with all of Cablevision’s other existing and future unsecured and unsubordinated indebtedness. Cablevision may redeem all or a portion of the Notes at any time at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make whole” premium.  The Company used the net proceeds of the offering to repurchase the April Notes (as defined below) in the tender offer Cablevision commenced on April 12, 2010 discussed below and for general corporate purposes.

Tender Offers of 8% Senior Notes due 2012 (tender prices per note in dollars)

On April 12, 2010, Cablevision announced that it commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 (“April Notes”) for total consideration of $1,105.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,045.00 per $1,000.00 principal amount of notes plus an early tender premium of $60.00 per $1,000.00 principal amount of notes.  Holders that tendered their securities by 11:59 p.m., New York City time, on April 26, 2010 (“Early Tender Date”), to be eligible to receive the total consideration.  Holders who tender their securities after such time and prior to the May 10, 2010 expiration date are eligible to receive the tender offer consideration, which was the total consideration less the early tender premium.  Pursuant to the tender offer, $972,421 principal amount of the April Notes were tendered and repurchased on April 27, 2010.  The tender premiums associated with the repurchase of $972,421 principal amount of the April Notes aggregating approximately $102,000, along with other transaction costs, will be recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the quarter ending June 30, 2010.  In addition, unamortized deferred financing costs related to these notes aggregating approximately $5,000 will be written-off in the quarter ending June 30, 2010.

In connection with the tender offer described above, in accordance with the Company’s agreements with Tribune Company, Cablevision will redeem approximately $682,000 of its April Notes held by Newsday Holdings LLC for approximately $754,000 and Newsday Holdings LLC will immediately reinvest all or a portion of the amount it receives in new notes issued by Cablevision or CSC Holdings all in accordance with the terms of the Newsday $650,000 senior secured credit facility.

Cablevision Dividend

On May 5, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.125 per share payable on June 7, 2010 to stockholders of record on both its CNYG Class A common stock and Class B common stock as of May 17, 2010.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit, per share data, and tender prices per note, included in the following discussion under this Item 2 are presented in thousands.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital and credit market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.  See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As a result of the MSG Distribution, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 80% of our consolidated revenues, net of intersegment eliminations, for the three months ended March 31, 2010, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as, equipment rental, pay-per-view and video-on-demand.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of homes passed).  As penetration rates increase, the number of available homes to which we can market our services generally decreases, which may contribute to a slower rate of customer and revenue growth in future periods.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase primarily as a result of contractual rate increases and additional service offerings.

Our cable television video services, which accounted for 47% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2010, face competition from incumbent telephone companies and direct broadcast satellite (“DBS”) service providers.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, decide to meet our pricing and/or features or reduce their pricing, our future growth may be negatively impacted.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about one-third of the households according to our estimates).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York and in all of New York City.  Verizon has so far not indicated any plans to offer video service in Connecticut.  AT&T offers such service in competition with us in most of our Connecticut service area.  This competition impacted our video revenue and our video revenue growth rates and may continue to do so in the future.

Our high-speed data services business, which accounted for 17% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2010, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Our growth rate in high-speed data customers and revenues has slowed from the growth rates we have experienced in the past due to our high penetration (53.9% of homes passed at March 31, 2010).  Growth rates have also been impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

Our VoIP offering, which accounted for 11% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2010, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration (43.3% of homes passed at March 31, 2010).  Growth rates have also been impacted, although to a lesser extent, by intensifying competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

The regulatory framework for high-speed data service and voice service is being developed and changes in how we and our competitors are regulated, including increased regulation, may affect our competitive position.  In October 2009, the FCC proposed so-called “net neutrality” rules that could affect the terms and conditions under which we operate our high-speed data service and manage our broadband network.  We cannot predict whether or when the FCC will adopt such rules, the final form of any such rules, or whether they could have a material adverse effect on our high-speed data service or other businesses.

The Telecommunications Services segment advertising and other revenues accounted for 1% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2010.

Optimum Lightpath, which accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2010, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Rainbow

In our Rainbow segment, which accounted for 15% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2010, we earn revenues in two principal ways.  First, we receive affiliation payments from cable television system operators (including our cable television systems), DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally earned on a per subscriber basis under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliation fee revenues we earn vary from period to period, operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers”, or are a fixed contractual monthly fee.

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

Newsday

Newsday, which accounted for approximately 4% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2010, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

Since Newsday’s acquisition on July 29, 2008, it has experienced a decline in consolidated revenues, as compared to the prior year periods, primarily due to decreased advertising revenues.  The decrease in advertising revenues has resulted from the current economic environment and increased competition for advertising dollars from other media, particularly the Internet.  This decline has continued into 2010 and is expected to continue beyond the first quarter of 2010.

Newsday Revenue

Newsday’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  For the three months ended March 31, 2010, advertising revenues accounted for 73% of the total revenues of Newsday.  Newsday’s business model is largely dependent on advertising revenue.  Advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper, and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  All of these factors, along with the competitive and seasonal factors discussed below, contributed to a challenging advertising sales environment in 2009 and the first quarter of 2010 and have adversely impacted and are expected to adversely impact our ability to maintain our advertising revenues.  Newsday’s advertising categories most adversely impacted by the current economic downturn include: the home improvement and merchandise categories within retail advertising, the wireless, movies and financial services categories within national advertising; and the real estate and help wanted classified advertising categories.  Additionally, in December 2009, Newsday ceased publishing certain of its unprofitable shopper publications serving the boroughs of New York City which has also contributed to the decreases observed in the retail and classified advertising categories.

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

The economic downturn in the newspaper industry intensified in the fourth quarter of 2008 and has continued through the first quarter of 2010.  For the three months ended March 31, 2010, Newsday experienced a decline in advertising revenues as compared to the comparable period in 2009.  A continuing economic downturn or continuing decline in advertising and/or circulation revenue would have a material adverse effect on Newsday’s future consolidated revenues, earnings and operating cash flows.  If Newsday’s results deteriorate further, it would adversely affect the Company’s consolidated revenues, earnings and operating cash flows causing possible additional impairments of certain of its indefinite-lived trademarks.

For the three months ended March 31, 2010, circulation revenues accounted for approximately 25% of the total revenues of Newsday.  Newsday’s circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.  Approximately 68% of the circulation revenues were derived from subscription sales, which provide readers with the convenience of home delivery, and are an important component of Newsday’s circulation base.  For the three months ended March 31, 2010, single copy rates for Newsday were $1.00 per daily copy and ranged from $2.00 to $2.50 per Sunday copy.  These prices reflect Newsday’s most recent price increases to $1.00 per daily copy and $2.50 per Sunday copy initiated in the fourth quarter of 2009.  These price increases have had a negative impact on Newsday’s circulation copy volume.  Newsday’s single copy sales comprised approximately 32% and 31% of circulation revenue for the three months ended March 31, 2010 and 2009, respectively.  In the past three years, circulation has generally declined throughout the newspaper industry, and Newsday’s newspapers have generally experienced this trend.  A prolonged decrease in home delivery subscriptions and single copy sales of newspapers could adversely impact circulation revenue as well as advertising revenue.

In October 2009, Newsday transitioned to a subscriber access model for a substantial portion of its newsday.com website’s content.  The website is available for no additional charge to Newsday subscribers and to Optimum Online customers and for a fee for anyone else.

Newsday Expenses

The basic material used in publishing newspapers is newsprint.  Management believes Newsday’s source of newsprint, along with available alternate sources, is adequate for its current needs.  Newsday’s largest categories of operating expenses relate to the production and distribution of its print products.  These costs are driven by volume (number of newspapers printed and number of pages printed) and the number of pages printed are impacted by the volume of advertising and editorial page counts.  Certain other Newsday expenses fluctuate directly with advertising sales.  The expense that is most directly linked to advertising sales is sales commissions, which represents a relatively small percentage of Newsday’s operating expenses.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2010		2009
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,752,401	100%	$1,665,612	100%	$86,789

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	737,596	42	703,714	42	(33,882)
Selling, general and administrative	418,048	24	406,850	24	(11,198)
Restructuring credits	(209)	—	(172)	—	37
Depreciation and amortization (including impairments)	241,893	14	263,263	16	21,370
Operating income	355,073	20	291,957	18	63,116
Other income (expense):
Interest expense, net	(182,660)	(10)	(192,155)	(12)	9,495
Gain on sale of programming interests, net	102	—	766	—	(664)
Gain (loss) on investments, net	42,292	2	(70,282)	(4)	112,574
Gain (loss) on equity derivative contracts, net	(35,033)	(2)	58,625	4	(93,658)
Loss on interest rate swap contracts, net	(35,109)	(2)	(33,736)	(2)	(1,373)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(21,857)	(1)	21,857
Miscellaneous, net	373	—	142	—	231
Income from continuing operations before income taxes	145,038	8	33,460	2	111,578
Income tax expense	(66,728)	(4)	(16,569)	(1)	(50,159)
Income from continuing operations	78,310	4	16,891	1	61,419
Income (loss) from discontinued operations, net of income taxes	(4,122)	—	4,127	—	(8,249)
Net income	74,188	4	21,018	1	53,170
Net loss (income) attributable to noncontrolling interests	(28)	—	199	—	(227)
Net income attributable to Cablevision Systems Corporation shareholders	$74,160	4%	$21,217	1%	$52,943

The following is a reconciliation of operating income to Adjusted Operating Cash Flow (“AOCF”):

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
	Amount	Amount	in AOCF
Operating income	$355,073	$291,957	$63,116
Share-based compensation	13,683	12,313	1,370
Depreciation and amortization (including impairments)	241,893	263,263	(21,370)
Restructuring credits	(209)	(172)	(37)
AOCF	$610,440	$567,361	$43,079

Comparison of Three Months Ended March 31, 2010 Versus Three Months Ended March 31, 2009

Consolidated Results — Cablevision Systems Corporation

The Company classified its business interests into three reportable segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial data and voice services operations of Optimum Lightpath;

•                  Rainbow, consisting principally of national and regional television programming services, including AMC, WE tv, IFC, Sundance Channel, News 12, and IFC Entertainment; and

•                  Newsday, consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

The Company allocates certain amounts of its corporate overhead to each segment based upon their proportionate estimated usage of services, except for Newsday as to which the Company allocated the incremental costs incurred in providing these services through September 30, 2009.  Subsequent to September 30, 2009, the Company allocated certain amounts of its corporate overhead to Newsday based upon its proportionate estimated usage of such services.  Subsequent to January 1, 2010, amounts allocated to Madison Square Garden represent charges pursuant to the transition services agreement.  Corporate overhead costs previously allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution have been reclassified to continuing operations.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a discussion relating to the operating results of our segments.

Revenues, net for the three months ended March 31, 2010 increased $86,789 (5%) as compared to revenues for the three months ended March 31, 2009.  The net increases are attributable to the following:

Increase in revenues of the Telecommunication Services segment	$77,706
Increase in revenues of the Rainbow segment	15,810
Decrease in revenues of the Newsday segment	(8,684)
Other net decreases	(1,170)
Inter-segment eliminations	3,127
$86,789

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

•                  amortization of costs to license programming, including program rights, and distribution and production related costs of our Rainbow segment;

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•                  publication production and distribution costs of our Newsday segment.

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) increased $33,882 (5%) for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$24,687
Increase in expenses of the Rainbow segment	6,356
Decrease in expenses of the Newsday segment	(8,865)
Other net increases primarily costs associated with the MSG Varsity network launched in 2009	8,450
Inter-segment eliminations	3,254
$33,882

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $11,198 (3%) for the three months ended March 31, 2010, respectively, as compared to the same period in 2009.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$10,527
Increase in expenses of the Rainbow segment	5,522
Decrease in expenses of the Newsday segment	(373)
Other net decreases	(4,353)
Inter-segment eliminations	(125)
$11,198

Net decrease in other selling, general and administrative expenses of $4,353 is primarily due to an increase in corporate overhead allocations to Newsday and a decrease in corporate employee severance costs, partially offset by costs associated with the MSG Varsity network which was launched in September 2009.

Depreciation and amortization (including impairments) decreased $21,370 (8%) for the three months ended March 31, 2010, as compared to the same period in 2009.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Interest expense, net decreased $9,495 (5%) for the three months ended March 31, 2010, as compared to the same period in 2009.  The net decrease is attributable to the following:

Increase due to higher average interest rates on our indebtedness	$6,318
Net decrease due to change in average debt balances	(17,550)
Lower interest income	1,317
Other net increases	420
$(9,495)

See “Liquidity and Capital Resources” discussion below for details regarding our various borrower groups.

Gain (loss) on investments, net of $42,292 and $(70,282) for the three months ended March 31, 2010 and 2009, respectively, consists primarily of the increase or decrease in the fair value of Comcast common stock owned by the Company. The effects of these gains and losses are partially offset by the losses and gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $(35,033) and $58,625 for the three months ended March 31, 2010 and 2009, respectively, consists of unrealized and realized gains due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains and losses are partially offset by the losses and gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $35,109 and $33,736 for the three months ended March 31, 2010 and 2009, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company’s floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs of $21,857 for the three months ended March 31, 2009 represents the premiums paid to repurchase a portion of Cablevision senior notes due April 2009, CSC Holdings’ senior notes due July 2009, senior debentures due August 2009 and related fees associated with the tender offers.  It also included the write-off of unamortized deferred financing costs related to such repurchases.

The income tax expense attributable to continuing operations for the three months ended March 31, 2010 of $66,728 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $877 relating to certain state net operating loss carry forwards, tax expense of $514 relating to uncertain tax positions, including accrued interest, tax expense of $8,654 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution, the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,699 and $1,135, respectively, and tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).

The income tax expense attributable to continuing operations for the three months ended March 31, 2009 of $16,569 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease to the valuation allowance of $124 relating to certain state net operating loss carry forwards, tax expense of $365 relating to uncertain tax positions, including accrued interest, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,765 and $655, respectively.

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

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three months ended March 31, 2010 and 2009 reflects the following items, net of related income taxes:

	Three Months Ended March 31,
	2010*	2009
Net operating results of MSG, including transaction costs, net of income taxes	$(4,122)	$4,145
Net operating results of the Rainbow DBS distribution business, net of income taxes	—	(18)
	$(4,122)	$4,127

*Includes operating results of the Madison Square Garden segment from January 1, 2010 through the date of the MSG Distribution.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Telecommunications Services segment:

	Three Months Ended March 31,				Increase
	2010		2009		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$1,406,005	100%	$1,328,299	100%	$77,706
Technical and operating expenses (excluding depreciation and amortization shown below)	578,627	41	553,940	42	(24,687)
Selling, general and administrative expenses	270,164	19	259,637	20	(10,527)
Depreciation and amortization	202,556	14	220,705	17	18,149
Operating income	$354,658	25%	$294,017	22%	$60,641

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease) in
	Amount	Amount	AOCF
Operating income	$354,658	$294,017	$60,641
Share-based compensation	7,624	6,360	1,264
Depreciation and amortization	202,556	220,705	(18,149)
AOCF	$564,838	$521,082	$43,756

Revenues, net for the three months ended March 31, 2010 increased $77,706 (6%) as compared to revenues, net for the same period in the prior year.  The net increase is attributable to the following:

				Percent
	Three Months Ended March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$803,057	$761,814	$41,243	5%
High-speed data	294,100	281,822	12,278	4
Voice	197,594	186,762	10,832	6
Advertising	26,104	19,318	6,786	35
Other (including installation, home shopping, advertising sales commissions, and other products)	22,517	22,439	78	—
Total cable television	1,343,372	1,272,155	71,217	6
Optimum Lightpath	68,148	64,214	3,934	6
Intra-segment eliminations	(5,515)	(8,070)	2,555	32
Total Telecommunications Services	$1,406,005	$1,328,299	$77,706	6%

Revenue increases reflected above are primarily derived from higher rates (primarily due to an increase in video rates of 3.7% on average, which was implemented beginning in December 2009), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below, including additional services sold to our existing video subscribers, upgrades by video customers from the level of the programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended March 31, 2010 was $146.15 as compared to $136.55 and $144.03 for the three months ended March 31, 2009 and December 31, 2009, respectively.

We believe the increase in advertising revenue is primarily due to a general improvement in the cable television advertising market as compared to the same period in the prior year.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services and lower intra-segment revenue.  The decrease in intra-segment eliminations for the three months ended March 31, 2010 as compared to the same period in the prior year is primarily a result of Optimum Voice purchasing fewer services from Optimum Lightpath due to certain operational functions now being performed directly within cable operations.

The following table presents certain subscriber and revenue generating units (“RGUs”) information as of March 31, 2010, December 31, 2009, and March 31, 2009 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of March 31, 2010	As of December 31, 2009	As of March 31, 2009
	(in thousands)
Basic video customers	3,064	3,063	3,102
iO digital video customers	2,905	2,893	2,846
Optimum Online high-speed data customers	2,610	2,568	2,485
Optimum voice customers	2,095	2,052	1,930
Total revenue generating units	10,674	10,576	10,363

The Company had a gain of 900 basic video customers in the three months ended March 31, 2010, compared to a loss of 6,300 in the same period in 2009.  The customer loss in the 2009 period was primarily due to the impact of the economic downturn, and, to a lesser extent, intensifying competition, particularly from Verizon.

For the three months ended March 31, 2010, the Company added 97,900 RGUs, as compared to 84,200 added in the same period in 2009.  These additions include increases in iO digital video customers of approximately 4,400 for the three months ended March 31, 2010 resulting from the migration from analog to full digital across certain regions of our service area.

Although our RGUs increased in the 2010 period compared to the 2009 period, the severity and length of the current economic downturn, along with intensifying competition, could impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2010 increased $24,687 (4%) as compared to the same period in 2009.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to rate increases (see discussion of MSG networks below) and new program offerings, partially offset by the termination of carriage of VOOM in January 2009 and lower subscribers to certain tiers of service	$14,671
Increase in field operations and network related costs primarily due to lower capitalizable activities, general cost increases and growth in RGUs	8,403
Increase in franchise fees due to increase in video revenues and higher rates in certain regions	1,942
Decrease in call completion and interconnection costs, taxes and fees (net of related intra-segment eliminations) primarily due to lower termination and interconnection rates, partially offset by higher fees	(322)
Intra-segment eliminations	(7)
$24,687

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

Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG networks, which are owned by Madison Square Garden.  This new long-term affiliation agreement resulted in incremental programming costs to the Company of approximately $7,000 for the three months ended March 31, 2010, as compared to the amount of programming costs recognized by the Company pursuant to the Company’s arrangement with Madison Square Garden for the same period in 2009.  This new affiliation agreement provides for the carriage of the MSG Network and MSG Plus program services on Cablevision’s cable systems in the tri-state area.  This agreement has a term of 10 years, obligates the Company to carry the MSG networks program services on its cable systems and provides for the payment by the Company to the MSG networks of a per subscriber license fee, which fee is increased each year during the term of the agreement.

Selling, general and administrative expenses increased $10,527 (4%) for the three months ended March 31, 2010, as compared to the same period in 2009.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to increased customer promotions, increased advertising costs, including costs related to program carriage disputes, and higher employee related costs	$8,799
Increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	1,088
Increase in other general and administrative costs primarily due to general cost increases	533
Increase in customer related costs primarily due to increased RGUs and general cost increases, partially offset by a decrease in call center labor costs due to fewer calls handled	110
Intra-segment eliminations	(3)
$10,527

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

Depreciation and amortization decreased $18,149 (8%) for the three months ended March 31, 2010, as compared to the same period in 2009.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Adjusted operating cash flow increased $43,756 (8%) for the three months ended March 31, 2010 as compared to the same period in 2009.  The increase was due to an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Rainbow segment.

	Three Months Ended March 31,				Increase
	2010		2009		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$265,066	100%	$249,256	100%	$15,810
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	93,974	35	87,618	35	(6,356)
Selling, general and administrative expenses	99,331	37	93,809	38	(5,522)
Restructuring expense (credits)	(212)	—	750	—	962
Depreciation and amortization (including impairments)	28,423	11	28,389	11	(34)
Operating income	$43,550	16%	$38,690	16%	$4,860

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease) in
	Amount	Amount	AOCF
Operating income	$43,550	$38,690	$4,860
Share-based compensation	4,949	3,672	1,277
Restructuring expense (credits)	(212)	750	(962)
Depreciation and amortization	28,423	28,389	34
AOCF	$76,710	$71,501	$5,209

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended March 31,
	2010	2009
Operating income (loss):
AMC, WE tv and IFC	$82,582	$68,102
Other services	(39,032)	(29,412)
	$43,550	$38,690

Other services primarily consist of Sundance Channel, News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), Rainbow Network Communications (“RNC”), VOOM (the domestic programming of which ceased in January 2009) and certain Rainbow services which we began distributing internationally in July 2009.  The operating losses from Rainbow’s other services were attributable primarily to News 12 Networks and, to a lesser extent, VOOM, IFC Entertainment, RASCO, Sundance Channel and certain internationally distributed Rainbow services for the 2010 period.

Revenues, net for the three months ended March 31, 2010 increased $15,810 (6%), as compared to revenues for the same period in 2009.  This change is attributable to the following:

Increase in affiliation fee revenues and other revenues at AMC, WE tv and IFC resulting primarily from increases in affiliation rates and viewing subscribers (see table below)	$9,829
Increase in advertising/sponsorship revenues at AMC, WE tv and IFC resulting primarily from higher units sold at AMC and WE tv	8,691
Decrease in revenues, net at VOOM due to the Company’s decision to discontinue funding the domestic programming of VOOM in January 2009	(2,667)
Net decrease in revenues, net due primarily to a decrease in other revenue at Rainbow’s other services (excluding VOOM) including lower sponsorship revenue at Sundance Channel, partially offset by an increase in advertising revenues at News 12 Networks and RASCO and an increase in affiliation fee revenues at Sundance Channel	(43)
$15,810

The decrease in revenues of VOOM was due primarily to the loss of carriage by Cablevision effective January 20, 2009.

Revenue increases discussed above are primarily derived from increases in affiliation fee revenues derived from affiliation rates charged for our services and in the number of viewing subscribers and increases in the level of advertising on our networks.  The following table presents certain viewing subscriber information as of March 31, 2010, December 31, 2009 and March 31, 2009:

	As of March 31, 2010	As of December 31, 2009	As of March 31, 2009
Viewing Subscribers:
AMC	88,000	87,700	86,500
WE tv	63,000	62,500	61,700
IFC	50,500	50,100	49,600
Sundance	39,000	37,900	33,100

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three months ended March 31, 2010 increased $6,356 (7%) as compared to the same period in 2009.  The net increase is attributable to the following:

Increase in programming costs at AMC, WE tv and IFC primarily due to increased amortization of film content primarily at AMC and WE tv resulting from increased costs of licensed program rights	$6,092
Net increase in programming costs at Rainbow’s other services (excluding VOOM) resulting primarily from the programming costs of Sundance Channel and certain internationally distributed Rainbow services and increased content acquisition costs at IFC Entertainment	3,903
Decrease of programming costs at VOOM due to the Company’s decision to discontinue funding the domestic programming of VOOM in January 2009	(3,639)
$6,356

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

Selling, general and administrative expenses for the three months ended March 31, 2010 increased $5,522 (6%) as compared to the same period in 2009.  The net increase is attributable to the following:

Increase in selling, general and administrative expenses at VOOM due primarily to increased legal expenses incurred in connection with the EchoStar contract dispute, partially offset by a decrease in selling expenses due to the Company’s decision to discontinue funding the domestic programming of VOOM in January 2009	$3,355
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services (excluding VOOM) primarily related to start up costs at Rainbow’s other services	2,923
Decrease in selling, marketing and advertising costs at AMC, WE tv and IFC primarily related to a decrease in marketing expense due to the timing of promotion and marketing of original programming and the number of premieres that occurred during the quarter	(2,115)
Net increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	1,359
$5,522

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming and the number of premieres that occur during a quarter.  The decrease in selling, marketing and advertising costs at AMC, WE tv and IFC for the three months ended March 31, 2010 compared to the same period in 2009 may not be indicative of the full year results for the year ending December 31, 2010.

Depreciation and amortization (including impairments) increased $34 for the three months ended March 31, 2010 as compared to the same period in 2009.  Amortization of intangible assets increased $664 for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to increased amortization at Sundance Channel for certain intangible assets due to a reduction in the estimated useful life, partially offset by a decrease in amortization expense at AMC due to certain intangible assets becoming fully amortized in the second quarter of 2009.  For the three months ended March 31, 2010, depreciation expense decreased $630 as compared to the same period in 2009 due primarily to VOOM.

Newsday

The table below sets forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment.

	Three Months Ended March 31,				(Increase)
	2010		2009		Decrease in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Loss
Revenues, net	$74,732	100%	$83,416	100%	$(8,684)
Technical and operating expenses (excluding depreciation and amortization shown below)	46,829	63	55,694	67	8,865
Selling, general and administrative expenses	27,326	37	27,699	33	373
Restructuring expense	121	—	—	—	(121)
Depreciation and amortization	5,159	7	7,234	9	2,075
Operating loss	$(4,703)	(6)%	$(7,211)	(9)%	$2,508

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended March 31,
	2010		2009		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Decrease) in AOCF
Operating loss	$(4,703)	(6)%	$(7,211)	(9)%	$2,508
Share-based compensation	617	1	50	—	567
Restructuring expense	121	—	—	—	121
Depreciation and amortization	5,159	7	7,234	9	(2,075)
AOCF	$1,194	2%	$73	0%	$1,121

Revenues, net for the three months ended March 31, 2010 decreased $8,684 (10%) as compared to revenues, net for the same period in 2009.  The net decrease is attributable to the following:

	Three Months Ended March 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease in Net Revenues
Advertising revenue, net	$54,497	73%	$62,443	75%	$(7,946)
Circulation revenue, net	18,966	25	19,449	23	(483)
Other revenue, net	1,269	2	1,524	2	(255)
Revenues, net	$74,732	100%	$83,416	100%	$(8,684)

Advertising revenues, net by category are comprised of the following:

	Three Months Ended March 31,				Increase
	2010		2009		(Decrease) in
	Amount	% of Net Advertising Revenues	Amount	% of Net Advertising Revenues	Net Advertising Revenue
Retail	$27,580	51%	$28,977	47%	$(1,397)
National	11,514	21	15,188	24	(3,674)
Classified	15,403	28	18,278	29	(2,875)
Advertising revenues, net	$54,497	100%	$62,443	100%	$(7,946)

The net decrease in advertising revenue in the three months ended March 31, 2010 over the same period in 2009 is due primarily to the continuing economic environment and is being driven primarily by the home improvements and merchandise categories of retail advertising; wireless, movies and financial categories of national advertising; and help wanted and real estate categories of classified advertising.

A newspaper’s circulation is the number of copies it distributes on an average day.  Circulation revenue is comprised of home delivery subscriptions, single copy sales at the newsstand or local retail outlets and a small amount associated with Newspaper in Education programs whereby newspapers are delivered to local schools for education programs.  On April 15, 2010, Newsday filed its most recent Publishers statement with the Audit Bureau of Circulation which indicated total paid circulation for the six months ended March 28, 2010 of approximately 335,000 on weekdays, approximately 306,000 on Saturdays and approximately 395,000 on Sundays.  Newsday’s paid circulation for weekdays, Saturdays and Sundays declined 9.1%, 6.8% and 7.4%, respectively, as compared to the same period in the prior year.  The net decrease in circulation revenue over the prior year period is primarily due to lower single copy sales volume driven by the elimination of low margin outlets, partially offset by price increases.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2010 decreased $8,865 (16%) as compared to the same period in 2009.  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.  The net decrease is primarily attributable to:

•                  a decrease in newsprint and ink expenses of $4,161 due to lower newsprint prices, the decline in consumption due to savings from Newsday’s web-width reduction and lower circulation volumes, and a decline in advertising page counts;

•                  a decrease in distribution expenses of $2,582 driven primarily by declines in circulation and preprint advertising sales volume;

•                  a decrease in production expenses of $1,499 driven primarily by the cost savings related to the headcount reductions associated with the 2009 restructuring plan;

•                  and a decrease of $234 in severance costs related to distribution and production workforce reductions which occurred in the comparable prior year period.

Selling, general, and administrative expenses for the three months ended March 31, 2010 decreased $373 (1%) as compared to the same period in 2009.  Selling, general, and administrative expenses include primarily direct sales and marketing expenses and costs of facilities, information systems, finance, and research and promotion.  The net decrease is primarily attributable to a decrease in direct selling expenses driven by advertising revenue declines, as well as a decrease in severance costs related to workforce reductions in the facilities and information systems departments that occurred in the comparable prior year period.  These decreases were partially offset by increases in corporate overhead expenses, as well as increases in share-based compensation expenses and expenses related to Cablevision’s long-term incentive plans.

Depreciation and amortization for the three months ended March 31, 2010 decreased $2,075 (29%) as compared to the same period in 2009 primarily due to depreciation expense of $2,012 incurred during the three months ended March 31, 2009 related to two presses that were phased out of service in mid-year 2009.

Adjusted operating cash flow for the three months ended March 31, 2010 increased $1,121 as compared to the same period in 2009.  This increase was driven primarily by expense savings initiatives exceeding the pace of advertising revenue declines.

CSC HOLDINGS, LLC

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended March 31,
	2010	2009
Interest expense relating to Cablevision senior notes issued in April 2004 and September 2009 included in Cablevision’s consolidated statements of operations	$40,766	$30,189
Interest income related to cash held at Cablevision	(10)	(35)
Interest income included in CSC Holdings’ consolidated statements of operations related to interest on Cablevision’s 8% senior notes due 2012 and the accretion of the discount related to the notes issued by Cablevision in connection with the Newsday transaction which were contributed to CSC Holdings (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	15,706	15,513
Loss on extinguishment of debt and write-off of deferred financing costs related to the repurchase of a portion of Cablevision’s April 2009 senior notes pursuant to a tender offer	—	570
Income tax benefit included in Cablevision’s consolidated statements of operations related to the items listed above	(19,787)	(19,058)

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION - CABLEVISION

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $387,162 for the three months ended March 31, 2010 compared to $351,065 for the three months ended March 31, 2009.  The 2010 cash provided by operating activities resulted from $320,203 of income before depreciation and amortization (including impairments), $144,845 of non-cash items, and a $32,711 decrease in current and other assets.  Partially offsetting these increases was a decrease of $48,066 in accounts payable and other liabilities and a $62,531 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights.

Net cash provided by operating activities amounted to $351,065 for the three months ended March 31, 2009. The 2009 cash provided by operating activities resulted from $280,154 of income before depreciation and amortization, $134,368 of non-cash items, a $64,996 decrease in current and other assets and a $10,170 increase in liabilities under derivative contracts.  Partially offsetting these increases were decreases in cash of $56,873 resulting from the acquisition of and payment of obligations relating to program rights and an $81,750 decrease in accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $144,900 compared to $166,783 for the three months ended March 31, 2009.  The 2010 investing activities consisted primarily of $146,694 of capital expenditures ($143,034 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $1,794.

Net cash used in investing activities for the three months ended March 31, 2009 was $166,783.  The 2009 investing activities consisted primarily of $168,962 of capital expenditures ($162,303 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $2,179.

Financing Activities

Net cash used in financing activities amounted to $162,839 for the three months ended March 31, 2010 compared to $144,702 for the three months ended March 31, 2009.  In 2010, the Company’s financing activities consisted primarily of the repayment of the note payable due to Madison Square Garden of $190,000, dividend payments to common shareholders of $30,519, other net cash payments of $4,820, partially offset by net proceeds from bank borrowings of $62,500.

Net cash used in financing activities amounted to $144,702 for the three months ended March 31, 2009.  In 2009, the Company’s financing activities consisted primarily of $973,681 used for the repurchase of senior notes and debentures pursuant to tender offers, $277,245 cash held to repay senior notes and debentures due in 2009, net repayments of bank debt of $87,500, dividend payments to common shareholders of $29,082, additions to deferred financing costs of $27,115 and other net cash payments of $999, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

CASH FLOW DISCUSSION - CSC HOLDINGS

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $412,648 for the three months ended March 31, 2010 compared to $357,867 for the three months ended March 31, 2009.  The 2010 cash provided by operating activities resulted from $356,878 of income before depreciation and amortization (including impairments), $160,080 of non-cash items, and a $7,992 decrease in current and other assets.  Partially offsetting these increases was a decrease of $49,771 in accounts payable and other liabilities and a $62,531 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights.

Net cash provided by operating activities amounted to $357,867 for the three months ended March 31, 2009.  The 2009 cash provided by operating activities resulted from $307,333 of income before depreciation and amortization (including impairments), $148,927 of non-cash items, a $65,856 decrease in current and other assets and a $10,170 increase in liabilities under derivative contracts.  Partially offsetting these increases was a decrease of $104,847 in accounts payable and other liabilities, a $56,873 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights and an increase in advances to affiliates of $12,699.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $144,900 compared to $166,783 for the three months ended March 31, 2009.  The 2010 investing activities consisted primarily of $146,694 of capital expenditures ($143,034 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $1,794.

Net cash used in investing activities for the three months ended March 31, 2009 was $166,783.  The 2009 investing activities consisted primarily of $168,962 of capital expenditures ($162,303 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $2,179.

Financing Activities

Net cash used in financing activities amounted to $212,941 for the three months ended March 31, 2010 compared to $260,934 for the three months ended March 31, 2009.  In 2010, the Company’s financing activities consisted primarily of the repayment of the note payable due to Madison Square Garden of $190,000, net dividend payments to Cablevision of $84,011 and other net cash payments of $1,430, partially offset by net proceeds from bank borrowings of $62,500.

Net cash used in financing activities amounted to $260,934 for the three months ended March 31, 2009.  In 2009, the Company’s financing activities consisted primarily of $776,914 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $87,500, dividend payments to Cablevision of $619,270, additions to deferred financing costs of $27,115 and principal payments on capital lease obligations of $1,055, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $5,589 for the three months ended March 31, 2010 and a cash inflow of $12,174 for the three months ended March 31, 2009.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $25,706 for the three months ended March 31, 2010 and resulted from a decrease in accounts payable and other liabilities of $34,352,  an increase in current and other assets of $4,452 and an increase in program rights of $3,470.  Partially offsetting these decreases was net income of $2,477 before depreciation and amortization and non-cash items of $14,091.

Net cash provided by operating activities of discontinued operations amounted to $11,438 for the three months ended March 31, 2009 and resulted from net income of $19,855 before depreciation and amortization, non-cash items of $7,380 and a $37,965 decrease in current and other assets.  Offsetting these increases was a decrease in deferred revenues of $31,602, a decrease in accounts payable and other liabilities of $20,424 and a decrease in program rights of $1,736.

Investing Activities

Net cash used in investing activities of discontinued operations for the three months ended March 31, 2010 was $5,997 and represents capital expenditures.

Net cash used in investing activities of discontinued operations for the three months ended March 31, 2009 was $20,062 and represents capital expenditures of $14,806 and an increase in restricted cash of $5,256.

Financing Activities

Net cash used in financing activities of discontinued operations for the three months ended March 31, 2010 of $8,204 resulted from additions to deferred financing costs of $8,069 and principal payments on capital lease obligations of $135.

Net cash used in financing activities of discontinued operations for the three months ended March 31, 2009 of $303 resulted from principal payments on capital lease obligations.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group (“CNYG”) Class A common stock, CNYG Class B common stock and approximately $2,860,000 of debt securities, including $2,178,000 held by third party investors and approximately $682,000 (with a fair value of approximately $650,000 at the date of contribution on July 29, 2008, in connection with the Newsday transaction), which were contributed to CSC Holdings and are now held by Newsday Holdings LLC, its 97.2% owned subsidiary.  These amounts give effect to the senior notes issued in April 2010 and the repurchase of senior notes pursuant to the tender offer discussed below.  The $682,000 of notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

Issuance of Debt Securities

On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of 7-3/4% senior notes due April 15, 2018 and $500,000 aggregate principal amount of 8% senior notes due April 15, 2020 (collectively, the “Notes”) in a registered public offering.  The Notes are Cablevision’s senior unsecured obligations and rank equally in right of payment with all of Cablevision’s other existing and future unsecured and unsubordinated indebtedness. Cablevision may redeem all or a portion of the Notes at any time at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make whole” premium.  The Company used the net proceeds of the offering to repurchase the April Notes (as defined below) in the tender offer Cablevision commenced on April 12, 2010 discussed below and for general corporate purposes.

Tender Offer of 8% Senior Notes due 2012 Debt (tender prices per note in dollars)

On April 12, 2010, Cablevision announced that it commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 (“April Notes”) for total consideration of $1,105.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,045.00 per $1,000.00 principal amount of notes plus an early tender premium of $60.00 per $1,000.00 principal amount of notes. Holders that tendered their securities by 11:59 p.m., New York City time, on April 26, 2010 (“Early Tender Date”), were eligible to receive the total consideration.  Holders who tender their securities after such time and prior to the May 10, 2010 expiration date are eligible to receive the tender offer consideration, which was the total consideration less the early tender premium.  Pursuant to the tender offer, $972,421 principal amount of the April Notes were tendered and repurchased on April 27, 2010.  The tender premiums associated with the repurchase of $972,421 principal amount of the April Notes aggregating approximately $102,000, along with other transaction costs, will be recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the quarter ending June 30, 2010.  In addition, unamortized deferred financing costs related to these notes aggregating approximately $5,000 will be written-off in the quarter ending June 30, 2010.

In connection with the tender offer described above, in accordance with the Company’s agreements with Tribune Company, Cablevision will redeem the approximately $682,000 of its April Notes held by Newsday Holdings LLC for approximately $754,000 and Newsday Holdings LLC will immediately reinvest all or a portion of the amount it receives in new notes issued by Cablevision or CSC Holdings, all in accordance with the terms of the Newsday $650,000 senior secured credit facility.

Funding for the debt service requirements of our debt securities is provided by our subsidiaries’ operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings’ credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services LLC (“RNS”) and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash on hand, cash generated from operating activities and borrowings under bank credit facilities of the Restricted Group and RNS will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet its future cash funding requirements.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

We have assessed the implications of the recent distress in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $163,772 under our credit facilities as of March 31, 2010, after giving effect to the amendment and restatement of the CSC Holdings’ credit facility.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and RNS revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

In the longer term, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our ability to access the capital and credit markets.  We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating dividend payments or other discretionary uses of cash.

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the three months ended March 31, 2010:

	Restricted Group	Rainbow National Services	Newsday LLC(a)	Other Entities	Eliminations(b)	Total CSC Holdings	Cablevision	Eliminations(c)	Total Cablevision
Bank debt	$4,147,500	$563,750	$650,000	$—	$—	$5,361,250	$—	$—	$5,361,250
Capital lease obligations	—	15,658	1,222	44,384	(6,099)	55,165	—	—	55,165
Senior notes and debentures	3,139,132	299,350	—	—	—	3,438,482	2,550,987	(663,016)	5,326,453
Senior subordinated notes	—	323,881	—	—	—	323,881	—	—	323,881
Collateralized indebtedness relating to stock monetizations	—	—	—	375,832	—	375,832	—	—	375,832
Total debt	$7,286,632	$1,202,639	$651,222	$420,216	$(6,099)	$9,554,610	$2,550,987	$(663,016)	$11,442,581
Interest expense	$97,640	$18,577	$17,209	$9,109	$—	$142,535	$56,472	$(15,706)	$183,301
Capital expenditures	$141,274	$120	$788	$4,512	$—	$146,694	$—	$—	$146,694

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

The following table provides details of the Company’s capital expenditures for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Capital Expenditures
Consumer premise equipment	$78,698	$101,033
Scalable infrastructure	15,228	22,088
Line extensions	8,360	6,905
Upgrade/rebuild	3,650	3,450
Support	16,147	14,134
Total Cable Television	122,083	147,610
Optimum Lightpath	20,951	14,693
Total Telecommunications	143,034	162,303
Rainbow	1,207	1,671
Newsday	788	2,118
Other (Corporate, Clearview Cinemas, MSG Varsity and PVI)	1,665	2,870
Total Cablevision	$146,694	$168,962

Restricted Group

As of March 31, 2010, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers, of which approximately 2.9 million subscribe to our digital video service), and high-speed data service (approximately 2.6 million customers), and our VoIP services operations (approximately 2.1 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

Amendment and Restatement of Credit Facility

On April 13, 2010, CSC Holdings and certain of its subsidiaries (the “Restricted Subsidiaries”) entered into an amended credit agreement (the “Amended Credit Agreement”), providing for (i) an amendment and restatement of the credit agreement, dated as of February 24, 2006, as first amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (as amended and restated, the “Credit Agreement”), and (ii) an amendment to the incremental term supplement, dated as of March 29, 2006 and amended as of May 27, 2009.

Among other things, the Amended Credit Agreement provides for the specific mechanics of extending, from time to time, the revolving credit commitments, term A loans, incremental term loans and any additional facility commitments or additional facility loans, as applicable, with the terms of such extended facility to be documented at the time of such extension in an extended facility agreement.  Under the terms of the Credit Agreement, CSC Holdings entered into three extended facilities as of April 13, 2010, as follows:

•                  an extended revolving credit facility agreement (the “Extended Revolving Credit Facility”) that provided for the extension of the availability period for lenders holding approximately $820,000 of revolving credit commitments under CSC Holdings’ $1,000,000 Revolving Credit Facility to March 31, 2015.  Lenders under the Extended Revolving Credit Facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the Extended Revolving Credit Facility, based upon the cash flow ratio applicable from time to time.  In addition, revolving credit lenders with revolving credit commitments in the aggregate amount of $412,000 executed joinders to the Credit Agreement agreeing to provide increased revolving credit commitments with an availability period expiring on March 31, 2015.

•                  an extended term A facility agreement (the “extended term A facility”) that provided for the extension of the maturity date for lenders holding approximately $480,000 of loans under CSC Holdings’ existing $650,000 Term A facility, at the time of the launch of the transaction, to March 31, 2015.  Lenders under the extended term A facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the extended term A facility, based upon the cash flow ratio applicable from time to time.

•                  an extended incremental term facility agreement (the “term B-3 extended loan facility”) that provided for the extension of the maturity date for lenders holding approximately $1,678,000 under CSC Holdings’ existing $2,200,000 incremental term facility, at the time of the launch of the transaction, to March 29, 2016.  Lenders under the term B-3 extended loan facility are entitled to an extension fee payment of 1.25% per annum of the outstanding loans under the term B-3 extended loan facility.

The revolving credit facility and the term A-1 loan facility mature in February 2012, the Extended Revolving Credit Facility and the extended term A facility mature in March 2015, the term B loan facility matures in March 2013, the term B-2 extended loan facility and the term B-3 extended loan facility mature in March 2016.

The revolver has no required interim repayments.  The term A-1 loan facility requires quarterly repayments of approximately $11,354 through the remainder of 2010 and approximately $18,166 in 2011.  The extended term A facility is subject to quarterly repayments of approximately $12,019 through March 2012, approximately $18,029 beginning in June 2012 through March 2013, $24,039 beginning in June 2013 through March 2014 and approximately $54,087 beginning in June 2014 through its maturity date in March 2015.  The term B loan facility is subject to quarterly repayments of approximately $851 through March 2012 and $80,000 beginning on June 30, 2012 through its maturity date in March 2013.  The term B-2 extended loan facility is subject to quarterly repayments of approximately $3,007 through December 2015 and a final payment of approximately $1,085,585 upon maturity in March 2016.  The term B-3 extended loan facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B loan facility.

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  Outstanding borrowings under the revolving credit facility, term A-1 loan facility, term B loan facility and term B-2 extended loan facility were $200,000, $587,500, $2,205,251 and $1,154,749 respectively, at March 31, 2010.  The weighted average interest rates as of March 31, 2010 on borrowings under the revolving credit facility, term A-1 loan facility, term B loan facility and term B-2 extended loan facility were 0.99%, 0.98%, 1.98% and 1.98%, respectively.  As of April 30, 2010, $400,000 was drawn and an additional $58,337 of the $1,412,453 revolving credit facility (after giving effect to the amendment and restatement of the Restricted Group credit facility as discussed above) was restricted for certain letters of credit issued on behalf of CSC Holdings and $954,116 of the revolver was undrawn and was available to be drawn to meet the net funding and investment requirements of the Restricted Group.

The principal financial covenants, which are not identical for the revolving credit facility, the term A-1 loan facility and the extended term A facility, on the one hand, and the term B loan facility, term B-2 extended loan facility and the term B-3 extended loan facility, on the other, include (i) under the revolving credit facility, the term A-1 loan facility and the extended term A facility, maximum total leverage (as defined in the term A-1 loan facility) that had been 5.00 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility, the term A-1 loan facility and the extended term A facility, maximum senior secured leverage (as defined in the term A-1 loan facility) that had been 3.25 times cash flow through December 31, 2009 with a step-down on the revolving credit facility and the term A-1 loan facility to 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility, the term A-1 loan facility and the extended term A facility, a minimum ratio of cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility, the term A-1 loan facility and the extended term A facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit CSC Holdings’ ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility, term B-2 extended loan facility and the term B-3 extended loan facility, CSC Holdings’ is limited in its ability to incur additional indebtedness based on a maximum total leverage ratio (as defined in the term B loan facility) that had been 5.50 times cash flow through December 31, 2009 with a subsequent step-down to 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio (as defined in the term B loan facility, term B-2 extended loan facility and the term B-3 extended loan facility) of 4.50 times cash flow.

Under the revolving credit facility, the term A-1 facility, the extended term A facility, the term B loan facility, the term B-2 extended loan facility, and the term B-3 extended loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  CSC Holdings’ ability to make restricted payments is also limited by provisions in the term B loan facility, term B-2 extended loan facility, term B-3 extended loan facility, and the indentures covering CSC Holdings’ notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of March 31, 2010.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision’s and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape.  The corporate credit rating for Cablevision and CSC Holdings is Ba2 by Moody’s with a positive outlook and BB by Standard & Poor’s with a stable outlook.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.

As of March 31, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 80% of the Company’s debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 23% is effectively fixed through utilization of these interest rate swap contracts) as of March 31, 2010.  The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2010:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2010*
June 2012	$2,600,000	4.86%	0.26%

*                               Represents the floating rate received by the Company under its interest rate swap contracts at March 31, 2010 and does not represent the rates to be received by the Company on future payments.

Rainbow and Rainbow National Services

RNS, an indirect wholly-owned subsidiary, owns the Company’s AMC, WE tv and IFC programming operations.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS and borrowings under its revolving credit facilities.  RNS’ principal uses of cash include: the debt service of RNS and the net funding and investment requirements of other Rainbow programming entities including News 12 Networks, MSG Varsity and the continuing international operations of the VOOM HD Networks.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $31,250 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facilities.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit

Facility.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at March 31, 2010.

Outstanding borrowings under the term A loan facility and the original revolving credit facility were $443,750 and $120,000, respectively, at March 31, 2010.  At March 31, 2010, the weighted average interest rate on the term A loan facility and amounts drawn under the original revolving credit facility was 1.29% and 1.25%, respectively.  As of March 31, 2010, $120,000 of the RNS revolving credit facility was drawn and RNS had $460,000 in total undrawn revolver commitments consisting of $180,000 under its original revolver and $280,000 under the Incremental Revolver, which undrawn amounts were available to be drawn to meet the net funding and investment requirements of RNS.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of March 31, 2010.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of RNS’ credit ratings include its free cash flow generating capacity, fiscal strategy, enterprise value and industry risk.  The corporate credit rating for RNS is Ba2 by Moody’s with a positive outlook and BB by Standard & Poor’s with a stable outlook.  Any future downgrade to the RNS credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday has a $650,000 senior secured credit facility that is rated Ba3 with a positive outlook by Moody’s and BB by Standard & Poor’s, and is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.  In 2009, Newsday LLC amended its credit facility to provide for:  (a) the replacement of the 1.1 to 1 consolidated interest coverage ratio covenant with a $25,000 minimum liquidity covenant, (b) an increase in the interest rate applicable for the $525,000 fixed rate term loan facility from 9.75% to 10.50%, (c) an increase in the interest rate margin applicable to the $125,000 floating rate term loan facility from 5.50% to 6.25% and (d) increases in the prepayment premiums applicable to repayments of term loans prior to maturity.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The interest rate on the floating rate term loan facility at March 31, 2010 was approximately 6.50%, representing the Eurodollar rate (as defined) plus 6.25%.  Newsday LLC paid each consenting lender a one-time fee equal to 0.25% of the lender’s commitment.

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

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of March 31, 2010.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

Rainbow Media Holdings

At December 31, 2009, Rainbow Media Holdings, an unrestricted indirect wholly-owned subsidiary of Cablevision had a $190,000 intercompany payable to Madison Square Garden in the form of a non-interest bearing advance.  On January 28, 2010, the intercompany advance was replaced with a promissory note having a principal amount of $190,000, an interest rate of 3.25% and a maturity date of June 30, 2010.  In March 2010, the $190,000 of indebtedness was repaid, including $914 of interest accrued from January 28, 2010 through the date of repayment, using proceeds from the Restricted Group revolving credit facility.

Monetization Contract Maturities

In April 2010, monetization contracts covering 2,732,184 shares of our Comcast stock matured.  We settled our obligations under the related Comcast collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction maturing in April 2012.

During the next 12 months, after giving effect to the April 2010 transaction discussed above, monetization contracts covering 10,738,809 shares of Comcast mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

MSG Distribution

On February 9, 2010, Cablevision completed the MSG Distribution, which took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on the Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the Record Date.  On January 12, 2010, the Company transferred to Madison Square Garden the Company’s subsidiaries which owned directly or indirectly, all of the partnership interests in Madison Square Garden, L.P.  As a result of the MSG Distribution, on February 9, 2010, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

Dividends

On February 24, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.10 per share payable on March 29, 2010 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 8, 2010.

During the three months ended March 31, 2010, CSC Holdings paid cash dividends to Cablevision aggregating approximately $84,000.  The proceeds were used to fund (i) Cablevision’s dividends paid on March 29, 2010; (ii) Cablevision’s interest payments on certain of its senior notes; and (iii) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares.

On May 5, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.125 per share payable on June 7, 2010 to stockholders of record on both its CNYG Class A common stock and Class B common stock as of May 17, 2010.

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

All interest rate swap contracts are carried at their fair values on our condensed consolidated balance sheets, with changes in value reflected in our condensed consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2010, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Topic 820-10.  ASU No. 2010-06 amends ASC Topic 820-10 to now require that (a) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU No. 2010-06 clarifies existing disclosures on (a) how a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (b) how a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU No. 2010-06 is effective for the Company in the fourth quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures will be effective for the Company in the first quarter of 2011.  Early adoption is permitted.  The Company has not yet determined the impact that the adoption of ASU No. 2010-06 will have on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions.  ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis.  ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.  ASU No. 2009-13 is required to be adopted by the Company on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011.  Early adoption is permitted.  The Company has not yet determined the impact that the adoption of ASU No. 2009-13 will have on its financial statements.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2010, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $375,832 at March 31, 2010.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of March 31, 2010, the fair value and the carrying value of our holdings of Comcast common stock aggregated $404,424.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $40,442.  As of March 31, 2010, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $937, a net receivable position.  For the three months ended March 31, 2010, we recorded a net loss on our outstanding equity derivative contracts of $35,033 and recorded unrealized and realized gains of $42,311 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2009, net receivable position	$35,970
Change in fair value, net	(35,033)
Fair value as of March 31, 2010, net receivable position	$937

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract as of March 31, 2010 are summarized in the following table:

	# of Shares			Hedge Price	Cap Price(b)
Security	Deliverable		Maturity	per Share(a)	Low	High
Comcast:
	8,069,934	(c)	2010	$20.03 - $22.07	$30.04	$33.10
	13,407,684		2011	$13.16 - $17.45	$15.79	$22.68

(a)                   Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

(c)                    In April 2010, monetization contracts covering 2,732,184 shares of our Comcast stock matured.  We settled our obligations under the related Comcast collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction maturing in April 2012.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2010, the fair value of our fixed rate debt of $7,055,750 was more than its carrying value of $6,551,166 by $504,584.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2010 would increase the estimated fair value of our fixed rate debt by $240,778 to $7,296,528.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Swap Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes.  The Company monitors the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  All such contracts are carried at their fair values on our condensed consolidated balance sheets, with changes in fair value reflected in our condensed consolidated statements of operations.

As of March 31, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  As of March 31, 2010, our outstanding interest rate swap contracts had a fair value and carrying value of $207,322 a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at March 31, 2010 would increase our liability under these derivative contracts by approximately $25,658 to a liability of $232,980.

For the three months ended March 31, 2010, we recorded a net loss on interest rate swap contracts of $35,109, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts
Fair value as of December 31, 2009, a net liability position	$(211,462)
Cash payments, net	39,249
Change in fair value, net	(35,109)
Fair value as of March 31, 2010, a net liability position	$(207,322)

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control

During the three months ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

Reference is made to a shareholder derivative action on behalf of Cablevision in the United States District Court for the Eastern District of New York, described on page 37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In March 2010, the plaintiff voluntarily dismissed this lawsuit.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2010	724,624	$24.32	N/A	N/A

In March 2010, 1,550,020 restricted shares issued to employees of the Company vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of approximately $15.1 million, 620,163 of these shares were surrendered to the Company.  These acquired shares have been classified as treasury stock.  In addition, in March 2010, 262,544 restricted shares held by Madison Square Garden employees vested.  To fulfill these employees’

statutory minimum tax withholding obligation for the applicable income and other employment taxes of approximately $2.5 million, the Company purchased 104,461 of these shares, which have been classified as treasury stock.

Item 6.                    Exhibits

(a)           Index to Exhibits.

31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certifications of the CEO and CFO
101

The following financial statements from Cablevision Systems Corporation’s and CSC Holdings LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed with the Securities and Exchange Commission on May 6, 2010, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	May 6, 2010		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC.