Form 10-Q
period 2010-06-30
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2010-08-05
CIK 784681, 1053112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☒	No ☐	Yes ☐	No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒

Number of shares of common stock outstanding as of July 30, 2010:

Cablevision NY Group Class A Common Stock -	250,452,613
Cablevision NY Group Class B Common Stock -	54,354,251
CSC Holdings, LLC Membership Units -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2010 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, LLC (formerly CSC Holdings, Inc.) (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

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

•                  the outcome of litigation and other proceedings, including the matters described in Note 16 of the combined notes to our condensed consolidated financial statements;

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

•                  whether pending uncompleted transactions, including the acquisition of Bresnan Broadband Holdings, LLC and its subsidiaries by our subsidiary BBHI Holdings LLC, are completed on the terms and at the times set forth (if at all);

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

Item 1.   Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$517,458	$245,032
Accounts receivable, trade (less allowance for doubtful accounts of $23,615 and $23,500)	494,886	484,400
Prepaid expenses and other current assets	204,927	147,445
Program rights, net	173,495	162,741
Deferred tax asset	353,084	522,799
Advances to affiliates	5,573	14,278
Investment securities pledged as collateral	186,533	136,059
Derivative contracts	13,756	37,137
Assets distributed to shareholders in 2010	—	530,559
Total current assets	1,949,712	2,280,450
Property, plant and equipment, net of accumulated depreciation of $8,515,642 and $8,154,738	2,892,010	2,973,581
Other receivables	33,164	29,590
Advances to affiliates	4,225	4,920
Investment securities pledged as collateral	186,533	226,054
Derivative contracts	15,079	8,361
Other assets	50,293	56,790
Deferred tax asset	37,133	—
Program rights, net	569,171	520,565
Deferred carriage fees, net	80,404	91,170
Affiliation, broadcast and other agreements, net of accumulated amortization of $562,540 and $526,790	381,214	416,964
Other amortizable intangible assets, net of accumulated amortization of $131,531 and $115,803	117,434	132,132
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	90,913	90,913
Goodwill	358,210	358,210
Deferred financing and other costs, net of accumulated amortization of $76,413 and $79,407	134,252	111,742
Assets distributed to shareholders in 2010	—	1,522,440
	$7,631,595	$9,555,730

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$413,592	$394,243
Accrued liabilities	617,547	650,193
Accounts payable to affiliates	26,659	21,088
Deferred revenue	71,114	66,879
Program rights obligations	125,926	118,956
Liabilities under derivative contracts	8,813	9,294
Bank debt	174,362	360,000
Collateralized indebtedness	176,263	171,401
Capital lease obligations	5,956	5,745
Senior notes	325,719	—
Notes payable to affiliate	—	190,000
Liabilities distributed to shareholders in 2010	—	307,526
Total current liabilities	1,945,951	2,295,325
Deferred revenue	12,606	13,944
Program rights obligations	344,376	316,896
Liabilities under derivative contracts	201,042	211,696
Other liabilities	343,357	331,216
Deferred tax liability	—	47,197
Bank debt	5,129,211	4,938,750
Collateralized indebtedness	183,823	204,431
Capital lease obligations	48,589	50,796
Senior notes and debentures	5,282,257	5,321,883
Senior subordinated notes	323,944	323,817
Liabilities distributed to shareholders in 2010	—	643,038
Total liabilities	13,815,156	14,698,989
Commitments and contingencies
Redeemable noncontrolling interests	15,595	12,175
Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 278,899,653 and 274,133,498 shares issued and 250,430,144 and 247,668,143 shares outstanding	2,789	2,741
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,354,251 shares issued and outstanding	544	544
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	7,057	89,741
Accumulated deficit	(5,678,698)	(4,749,714)
	(5,668,308)	(4,656,688)
Treasury stock, at cost (28,469,509 and 26,465,355 CNYG Class A common shares)	(494,312)	(449,507)
Accumulated other comprehensive loss	(36,934)	(49,760)
Total stockholders’ deficiency	(6,199,554)	(5,155,955)
Noncontrolling interest	398	521
Total deficiency	(6,199,156)	(5,155,434)
	$7,631,595	$9,555,730

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues, net (including revenues, net from Madison Square Garden of $2,130 , $2,490, $4,559 and $4,764, respectively)	$1,802,180	$1,702,857	$3,554,581	$3,368,469
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $38,051, $29,535, $76,083 and $59,055, respectively)	725,969	695,168	1,463,565	1,398,882
Selling, general and administrative (net of charges to Madison Square Garden of $2,385, $7,065, $5,583 and $13,030, respectively)	414,667	406,536	832,715	813,386
Restructuring expense (credit)	110	4,028	(99)	3,856
Depreciation and amortization (including impairments)	244,651	258,201	486,544	521,464
	1,385,397	1,363,933	2,782,725	2,737,588
Operating income	416,783	338,924	771,856	630,881
Other income (expense):
Interest expense	(207,870)	(187,992)	(391,171)	(382,105)
Interest income	768	781	1,409	2,739
Gain on sale of programming interests, net	102	453	204	1,219
Gain (loss) on investments, net	(31,364)	18,390	10,928	(51,892)
Gain (loss) on equity derivative contracts, net	32,292	(15,887)	(2,741)	42,738
Gain (loss) on interest rate swap contracts, net	(21,771)	13,907	(56,880)	(19,829)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(187)	(110,049)	(22,044)
Miscellaneous, net	53	187	426	329
	(337,839)	(170,348)	(547,874)	(428,845)
Income from continuing operations before income taxes	78,944	168,576	223,982	202,036
Income tax expense	(17,863)	(80,925)	(84,591)	(97,494)
Income from continuing operations	61,081	87,651	139,391	104,542
Income (loss) from discontinued operations, net of income taxes	—	(592)	(4,122)	3,535
Net income	61,081	87,059	135,269	108,077
Net loss (income) attributable to noncontrolling interests	(217)	(51)	(245)	148
Net income attributable to Cablevision Systems Corporation shareholders	$60,864	$87,008	$135,024	$108,225
Basic net income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.21	$0.30	$0.47	$0.36
Income (loss) from discontinued operations	$—	$—	$(0.01)	$0.01
Net income	$0.21	$0.30	$0.46	$0.37
Basic weighted average common shares (in thousands)	295,762	291,121	294,828	290,946
Diluted net income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.20	$0.29	$0.46	$0.35
Income (loss) from discontinued operations	$—	$—	$(0.01)	$0.01
Net income	$0.20	$0.29	$0.45	$0.37
Diluted weighted average common shares (in thousands)	303,914	297,726	303,373	296,079
Amounts attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations, net of income taxes	$60,864	$87,600	$139,146	$104,690
Income (loss) from discontinued operations, net of income taxes	—	(592)	(4,122)	3,535
Net income	$60,864	$87,008	$135,024	$108,225
Cash dividends declared per share of common stock	$0.125	$0.10	$0.225	$0.20

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Income from continuing operations	$139,391	$104,542
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	486,544	521,464
Gain on sale of programming interests, net	(204)	(1,219)
Loss (gain) on investments, net	(10,928)	51,892
Loss (gain) on equity derivative contracts, net	2,741	(42,738)
Loss on extinguishment of debt and write-off of deferred financing costs	110,049	22,044
Amortization of deferred financing costs, discounts on indebtedness and other costs	21,959	24,647
Amortization of other deferred costs	12,584	11,824
Share-based compensation expense related to equity classified awards	28,547	29,525
Deferred income taxes	71,257	88,785
Amortization and write-off of program rights	96,927	86,057
Provision for doubtful accounts	27,208	33,572
Changes in program rights and program rights obligations	(122,386)	(105,600)
Changes in other assets and liabilities	(76,786)	(80,861)
Net cash provided by operating activities	786,903	743,934
Cash flows from investing activities:
Capital expenditures	(355,241)	(355,036)
Proceeds from sale of equipment, net of costs of disposal	2,829	2,549
Payments for acquisitions, net	(135)	(187)
Proceeds from sale of programming interests	250	1,425
Decrease in investment securities and other investments	100	1,120
Decrease in restricted cash	—	4,875
Capital contributions to Madison Square Garden	—	(148)
Additions to other intangible assets	(1,099)	(166)
Net cash used in investing activities	(353,296)	(345,568)
Cash flows from financing activities:
Proceeds from bank debt	400,000	—
Repayment of bank debt	(395,177)	(195,000)
Proceeds from issuance of senior notes	1,250,000	1,250,920
Repurchase of senior notes and debentures, including tender premiums and fees	(1,078,212)	(1,277,598)
Repayment of note payable due to Madison Square Garden	(190,000)	—
Proceeds from collateralized indebtedness	97,863	75,398
Repayment of collateralized indebtedness	(97,863)	(75,398)
Proceeds from stock option exercises	16,749	2,360
Dividend distributions to common stockholders	(67,503)	(59,340)
Principal payments on capital lease obligations	(2,719)	(2,066)
Deemed repurchases of restricted stock	(17,623)	(11,801)
Purchase of shares of CNYG Class A common stock held as treasury shares	(27,180)	—
Additions to deferred financing costs	(39,866)	(28,986)
Distributions to noncontrolling interests	(635)	(698)
Net cash used in financing activities	(152,166)	(322,209)
Net increase in cash and cash equivalents from continuing operations	281,441	76,157
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(29,132)	37,517
Net cash used in investing activities	(5,997)	(29,066)
Net cash used in financing activities	(8,204)	(461)
Effect of change in cash related to discontinued operations	34,318	8,742
Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,015)	16,732
Cash and cash equivalents at beginning of year	245,032	252,029
Cash and cash equivalents at end of period	$517,458	$344,918

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$439,119	$204,040
Accounts receivable, trade (less allowance for doubtful accounts of $23,615 and $23,500)	494,886	484,400
Prepaid expenses and other current assets	204,885	147,426
Program rights, net	173,495	162,741
Deferred tax asset	194,254	320,840
Advances to affiliates (primarily due from Cablevision)	485,277	527,559
Investment securities pledged as collateral	186,533	136,059
Derivative contracts	13,756	37,137
Assets distributed to member in 2010	—	530,559
Total current assets	2,192,205	2,550,761
Property, plant and equipment, net of accumulated depreciation of $8,515,642 and $8,154,738	2,892,010	2,973,581
Other receivables	33,164	29,590
Advances to affiliates	4,225	4,920
Investment securities pledged as collateral	186,533	226,054
Derivative contracts	15,079	8,361
Other assets	50,293	56,790
Program rights, net	569,171	520,565
Deferred carriage fees, net	80,404	91,170
Affiliation, broadcast and other agreements, net of accumulated amortization of $562,540 and $526,790	381,214	416,964
Other amortizable intangible assets, net of accumulated amortization of $131,531 and $115,803	117,434	132,132
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	90,913	90,913
Goodwill	358,210	358,210
Deferred financing and other costs, net of accumulated amortization of $74,174 and $63,803	90,422	87,184
Assets distributed to member in 2010	—	1,522,440
	$7,793,125	$9,801,483

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND TOTAL DEFICIENCY
Current Liabilities:
Accounts payable	$413,592	$394,243
Accrued liabilities	569,301	606,655
Accounts payable to affiliates	26,387	21,088
Deferred revenue	71,114	66,879
Program rights obligations	125,926	118,956
Liabilities under derivative contracts	8,813	9,294
Bank debt	174,362	360,000
Collateralized indebtedness	176,263	171,401
Capital lease obligations	5,956	5,745
Senior notes	325,719	—
Notes payable to affiliate	—	190,000
Liabilities distributed to member in 2010	—	307,526
Total current liabilities	1,897,433	2,251,787
Deferred revenue	12,606	13,944
Program rights obligations	344,376	316,896
Liabilities under derivative contracts	201,042	211,696
Other liabilities	340,039	327,901
Deferred tax liability	241,824	161,691
Bank debt	5,129,211	4,938,750
Collateralized indebtedness	183,823	204,431
Capital lease obligations	48,589	50,796
Senior notes and debentures	3,117,168	3,434,192
Senior subordinated notes	323,944	323,817
Liabilities distributed to member in 2010	—	643,038
Total liabilities	11,840,055	12,878,939
Commitments and contingencies
Redeemable noncontrolling interests	15,595	12,175
Total Deficiency:
Senior notes due from Cablevision	(753,717)	(660,951)
Accumulated deficit	(3,338,329)	(3,363,682)
Other member’s equity (14,432,750 membership units issued and outstanding)	66,057	984,241
	(4,025,989)	(3,040,392)
Accumulated other comprehensive loss	(36,934)	(49,760)
Total member’s deficiency	(4,062,923)	(3,090,152)
Noncontrolling interest	398	521
Total deficiency	(4,062,525)	(3,089,631)
	$7,793,125	$9,801,483

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues, net (including revenues, net from Madison Square Garden of $2,130, $2,490, $4,559 and $4,764, respectively)	$1,802,180	$1,702,857	$3,554,581	$3,368,469
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $38,051, $29,535, $76,083 and $59,055, respectively)	725,969	695,168	1,463,565	1,398,882
Selling, general and administrative (net of charges to Madison Square Garden of $2,385 , $7,065, $5,583 and $13,030, respectively)	414,667	406,536	832,715	813,386
Restructuring expense (credit)	110	4,028	(99)	3,856
Depreciation and amortization (including impairments)	244,651	258,201	486,544	521,464
	1,385,397	1,363,933	2,782,725	2,737,588
Operating income	416,783	338,924	771,856	630,881
Other income (expense):
Interest expense	(160,230)	(167,325)	(302,765)	(331,249)
Interest income	15,918	16,222	32,255	33,658
Gain on sale of programming interests, net	102	453	204	1,219
Gain (loss) on investments, net	(31,364)	18,390	10,928	(51,892)
Gain (loss) on equity derivative contracts, net	32,292	(15,887)	(2,741)	42,738
Gain (loss) on interest rate swap contracts, net	(21,771)	13,907	(56,880)	(19,829)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(170)	—	(21,457)
Miscellaneous, net	53	187	426	329
	(165,000)	(134,223)	(318,573)	(346,483)
Income from continuing operations before income taxes	251,783	204,701	453,283	284,398
Income tax expense	(88,275)	(96,025)	(174,790)	(131,652)
Income from continuing operations	163,508	108,676	278,493	152,746
Income (loss) from discontinued operations, net of income taxes	—	(592)	(4,122)	3,535
Net income	163,508	108,084	274,371	156,281
Net loss (income) attributable to noncontrolling interests	(217)	(51)	(245)	148
Net income attributable to CSC Holdings, LLC’s sole member	$163,291	$108,033	$274,126	$156,429
Amounts attributable to CSC Holdings, LLC’s sole member:
Income from continuing operations, net of income taxes	$163,291	$108,625	$278,248	$152,894
Income (loss) from discontinued operations, net of income taxes	—	(592)	(4,122)	3,535
Net income	$163,291	$108,033	$274,126	$156,429

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Income from continuing operations	$278,493	$152,746
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	486,544	521,464
Gain on sale of programming interests, net	(204)	(1,219)
Loss (gain) on investments, net	(10,928)	51,892
Loss (gain) on equity derivative contracts, net	2,741	(42,738)
Loss on extinguishment of debt and write-off of deferred financing costs	—	21,457
Amortization of deferred financing costs, discounts on indebtedness and other costs	19,188	22,854
Accretion of discount on Cablevision senior notes held by Newsday Holdings LLC	(3,131)	(3,775)
Amortization of other deferred costs	12,584	11,824
Share-based compensation expense related to equity classified awards	28,547	29,525
Deferred income taxes	155,077	121,275
Amortization and write-off of program rights	96,927	86,057
Provision for doubtful accounts	27,208	33,572
Changes in program rights and program rights obligations	(122,386)	(105,600)
Changes in other assets and liabilities	(47,363)	(69,525)
Net cash provided by operating activities	923,297	829,809
Cash flows from investing activities:
Capital expenditures	(355,241)	(355,036)
Proceeds from sale of equipment, net of costs of disposal	2,829	2,549
Payments for acquisitions, net	(135)	(187)
Proceeds from sale of programming interests	250	1,425
Decrease in investment securities and other investments	100	1,120
Decrease in restricted cash	—	4,875
Capital contributions to Madison Square Garden	—	(148)
Additions to other intangible assets	(1,099)	(166)
Net cash used in investing activities	(353,296)	(345,568)
Cash flows from financing activities:
Proceeds from bank debt	400,000	—
Repayment of bank debt	(395,177)	(195,000)
Proceeds from issuance of senior notes	—	1,250,920
Repurchase of senior notes and debentures, including tender premiums and fees	—	(777,083)
Repayment of note payable due to Madison Square Garden	(190,000)	—
Proceeds from collateralized indebtedness	97,863	75,398
Repayment of collateralized indebtedness	(97,863)	(75,398)
Dividend payments to Cablevision, net	(124,011)	(662,410)
Principal payments on capital lease obligations	(2,719)	(2,066)
Additions to deferred financing costs	(13,365)	(28,986)
Distributions to noncontrolling interests	(635)	(698)
Net cash used in financing activities	(325,907)	(415,323)
Net increase in cash and cash equivalents from continuing operations	244,094	68,918
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(29,132)	37,517
Net cash used in investing activities	(5,997)	(29,066)
Net cash used in financing activities	(8,204)	(461)
Effect of change in cash related to discontinued operations	34,318	8,742
Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,015)	16,732
Cash and cash equivalents at beginning of year	204,040	224,095
Cash and cash equivalents at end of period	$439,119	$309,745

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

Assets and liabilities related to the MSG Distribution on the Company’s condensed consolidated balance sheet as of December 31, 2009 and related footnotes have been reclassified as assets distributed to shareholders/member in 2010 and liabilities distributed to shareholders/member in 2010.  All assets and liabilities distributed to shareholders/member in 2010 are excluded from the footnotes unless otherwise noted.  Amounts due to or due from Madison Square Garden that were previously eliminated in consolidation are now being presented as accounts payable to affiliates or advances to affiliates on the Company’s condensed consolidated balance sheets.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010.

The financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $2,165,089 of senior notes outstanding at June 30, 2010 (excluding the $753,717 face amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, loss on extinguishment of debt, write-off of deferred financing costs, and income tax expense or benefit.  CSC Holdings’ results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC and the accretion of the discount on the 8% senior notes due 2012 issued by Cablevision to CSC Holdings that were redeemed during the second quarter of 2010, all of which eliminate in Cablevision’s results of operations.

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

NOTE 3.                DIVIDENDS

On February 24, 2010 and May 5, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.10 and $0.125 per share, respectively, which were paid on March 29, 2010 and June 7, 2010, respectively, to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of March 8, 2010 and May 17, 2010, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

During the six months ended June 30, 2010, CSC Holdings paid cash dividends to Cablevision aggregating $124,011.  The proceeds were used to fund (i) Cablevision’s dividends paid on March 29, 2010; (ii) Cablevision’s interest payments on certain of its senior notes; and (iii) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares.

NOTE 4.                NET INCOME PER SHARE ATTRIBUTABLE TO SHAREHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision shareholders is computed by dividing net income attributable to Cablevision shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision shareholders reflects the dilutive effects of stock options (including those held by Madison Square Garden employees), restricted stock (including shares held by Madison Square Garden employees) and restricted stock units.

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision shareholders calculation for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2010		Ended June 30, 2009
	(in thousands)
Basic weighted average shares outstanding	295,762	294,828	291,121	290,946
Effect of dilution:
Stock options	3,106	3,241	2,382	1,748
Restricted stock awards	5,046	5,304	4,223	3,385
Diluted weighted average shares outstanding	303,914	303,373	297,726	296,079

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period) totaling 330,889 and 360,220 (which include Company options held by Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2009, anti-dilutive shares of 2,016,235 and 2,857,276 (which include Company options held by Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding, respectively.  In addition, 913,400 restricted shares issued pursuant to the Company’s employee stock plan have been excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2010 as the performance criteria on these awards has not yet been satisfied.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 5.                COMPREHENSIVE INCOME

The following table presents comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$61,081	$163,508	$87,059	$108,084
Other comprehensive income:
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of income taxes	746	746	663	663
Comprehensive income	61,827	164,254	87,722	108,747
Comprehensive income attributable to noncontrolling interests	(217)	(217)	(51)	(51)
Comprehensive income attributable to Cablevision shareholders and CSC Holdings’ member	$61,610	$164,037	$87,671	$108,696

	Six Months Ended June 30,
	2010		2009
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$135,269	$274,371	$108,077	$156,281
Other comprehensive income:
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of income taxes	1,744	1,744	1,325	1,325
Comprehensive income	137,013	276,115	109,402	157,606
Comprehensive loss (income) attributable to noncontrolling interests	(245)	(245)	148	148
Comprehensive income attributable to Cablevision shareholders and CSC Holdings’ member	$136,768	$275,870	$109,550	$157,754

NOTE 6.                GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and six months ended June 30, 2010 and 2009, the amount of franchise fees included as a component of net revenue aggregated $33,864 and $66,905 and $32,064 and $63,393, respectively.

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

During the six months ended June 30, 2010 and 2009, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2010	2009
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$15,745	$29,825
Capital lease obligations	889	—
Distribution of the Madison Square Garden business	1,113,488	—
Gain on redemption of Cablevision notes held by Newsday Holdings LLC recognized in equity (CSC Holdings)	87,090	—
Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	364,091	361,811
Cash interest paid - continuing operations (CSC Holdings)	284,386	302,099
Cash interest paid - discontinued operations (Cablevision and CSC Holdings)	558	2,136
Income taxes paid, net (Cablevision and CSC Holdings)	13,598	14,194

NOTE 8.                                                 DISCONTINUED OPERATIONS AND NET ASSETS DISTRIBUTED TO SHAREHOLDERS IN 2010

On February 9, 2010, the Company completed the MSG Distribution (see Note 1).  As a result, the operating results of the Company’s Madison Square Garden segment through the date of the MSG Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  No gain or loss was recognized in connection with the MSG Distribution.  Operating results of discontinued operations for the period from January 1, 2010 through February 9, 2010 and for the three and six months ended June 30, 2009 are summarized below:

January 1, 2010 through February 9, 2010

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended June 30, 2009

Madison Square Garden
Revenues, net	$172,888
Loss before income taxes	$(867)
Income tax benefit	275
Loss from discontinued operations, net of income taxes	$(592)

	Six Months Ended June 30, 2009
	Madison Square Garden	Other	Total
Revenues, net	$419,948	$—	$419,948
Income (loss) before income taxes	$6,491	$(31)	$6,460
Income tax benefit (expense)	(2,938)	13	(2,925)
Income (loss) from discontinued operations, net of income taxes	$3,553	$(18)	$3,535

The assets and liabilities of Madison Square Garden have been classified in the condensed consolidated balance sheet as of December 31, 2009 as assets and liabilities distributed to shareholders/member in 2010 and consist of the following:

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

The following table summarizes the net impact of the MSG Distribution on February 9, 2010 to Cablevision’s stockholders’ deficiency and CSC Holdings’ member’s deficiency:

	Cablevision	CSC Holdings
Increase in total member’s deficiency	$—	$(1,124,570)
Decrease in paid-in capital	(87,396)	—
Increase in accumulated deficit	(1,037,174)	—
Decrease in accumulated other comprehensive loss	11,082	11,082
Net assets distributed to shareholders/member in 2010	$(1,113,488)	$(1,113,488)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 9.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$913,373	$913,373
Broadcast rights and other agreements	30,381	30,381
	943,754	943,754
Accumulated amortization
Affiliation agreements and affiliate relationships	(532,159)	(496,409)
Broadcast rights and other agreements	(30,381)	(30,381)
	(562,540)	(526,790)
Affiliation, broadcast and other agreements, net of accumulated amortization	$381,214	$416,964

Gross carrying amount of other amortizable intangible assets
Advertiser relationships	$137,017	$137,017
Other amortizable intangibles	111,948	110,918
	248,965	247,935
Accumulated amortization
Advertiser relationships	(85,105)	(75,353)
Other amortizable intangibles	(46,426)	(40,450)
	(131,531)	(115,803)
Other amortizable intangible assets, net of accumulated amortization	$117,434	$132,132

Other Indefinite-lived intangible assets
FCC licenses and other intangibles	$6,913	$6,913
Trademarks	84,000	84,000
Other indefinite-lived intangible assets	$90,913	$90,913

Affiliation, broadcast and other agreements, net of accumulated amortization	$381,214	$416,964
Other amortizable intangible assets, net of accumulated amortization	117,434	132,132
Other indefinite-lived intangible assets	90,913	90,913
Indefinite-lived cable television franchises	731,848	731,848
Goodwill	358,210	358,210
Total intangible assets, net	$1,679,619	$1,730,067

Aggregate amortization expense
Six months ended June 30, 2010	$51,549

Estimated amortization expense
Year ending December 31, 2010	$102,815
Year ending December 31, 2011	94,574
Year ending December 31, 2012	78,399
Year ending December 31, 2013	42,279
Year ending December 31, 2014	17,852

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 10.              DEBT

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

•                  an extended term A facility agreement (the “extended term A facility”) that provided for the extension of the maturity date for lenders holding approximately $480,000 of loans under CSC Holdings’ existing $650,000 Term A facility, at the time of the launch of the transaction, to March 31, 2015, with the principal amount of the extended term A facility to be repaid in quarterly installments through its maturity date in March 2015.  Lenders under the extended term A facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the extended term A facility, based upon the cash flow ratio applicable from time to time.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

On June 30, 2010, the availability period for $20,000 of revolving credit commitments under CSC Holdings’  Revolving Credit Facility was extended to March 31, 2015 and the maturity date of $4,786 of loans under CSC Holdings’ existing term A facility was extended to March 31, 2015.  Based on this extension and the extension entered into on April 13, 2010 (discussed above), the principal amount of the extended term A facility will be repaid in quarterly installments of approximately $12,142 through March 2012, approximately $18,213 beginning in June 2012 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  In connection with the Amended Credit Agreement, the Company incurred deferred financing costs of $12,740, which are being amortized to interest expense over the term of the credit agreement.

Issuance of Debt Securities

On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of 7-3/4% senior notes due April 15, 2018 and $500,000 aggregate principal amount of 8% senior notes due April 15, 2020 (collectively, the “Notes”) in a registered public offering.  The Notes are Cablevision’s senior unsecured obligations and rank equally in right of payment with all of Cablevision’s other existing and future unsecured and unsubordinated indebtedness. Cablevision may redeem all or a portion of the Notes at any time at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make whole” premium.  The Company used the net proceeds of the offering to repurchase the April Notes (as defined below) in the tender offer Cablevision commenced on April 12, 2010 discussed below and for general corporate purposes.  In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $26,481, which are being amortized to interest expense over the term of these senior notes.

Tender Offers for 8% Senior Notes due 2012 (tender prices per note in dollars)

On April 12, 2010, Cablevision announced that it commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 (“April Notes”) for total consideration of $1,105.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,045.00 per $1,000.00 principal amount of notes plus an early tender premium of $60.00 per $1,000.00 principal amount of notes.  In connection with the tender offer, the Company repurchased $973,175 aggregate principal amount of the April Notes in the second quarter of 2010.  Tender premiums aggregating approximately $102,000, along with other transaction costs of approximately $3,000, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the three and six months ended June 30, 2010.  In addition, unamortized deferred financing costs related to the April Notes aggregating approximately $5,000 were written-off during the quarter ended June 30, 2010.

In connection with the tender offer described above, and in accordance with the Company’s agreements with Tribune Company, Cablevision redeemed all of its April Notes held by Newsday Holdings LLC with a face value of $682,000 for $753,717.  Newsday Holdings LLC received $487,500 of Cablevision 7-3/4% senior notes due 2018 and $266,217 of Cablevision 8% senior notes due 2020, all in accordance with the terms of the Newsday $650,000 senior secured credit facility.  The foregoing transaction was consummated on a cashless basis.  As a result of the redemption of the April Notes, CSC Holdings recorded an increase to other member’s equity of $87,090.

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

As of June 30, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 81% of the Company’s outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (58% being fixed rate obligations and 23% is effectively fixed through utilization of these interest rate swap contracts) as of June 30, 2010.  The table below summarizes certain terms of these interest rate swap contracts as of June 30, 2010:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at June 30, 2010*
June 2012	$2,600,000	4.86%	0.54%

*                             Represents the floating rate received by the Company under its interest rate swap contracts at June 30, 2010 and does not represent the rates to be received by the Company on future payments.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following represents the location of the assets and liabilities associated with the Company’s derivative instruments within the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009:

Derivatives Not Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments Under ASC Topic 815	Balance Sheet Location	Fair Value at June 30, 2010	Fair Value at December 31, 2009	Fair Value at June 30, 2010	Fair Value at December 31, 2009
Interest rate swap contracts	Current derivative contracts	$—	$—	$—	$9,294
Interest rate swap contracts	Long-term derivative contracts	—	—	198,504	202,168
Prepaid forward contracts	Current derivative contracts	13,756	37,137	8,813	—
Prepaid forward contracts	Long-term derivative contracts	15,079	8,361	2,538	9,528
Total derivative contracts		$28,835	$45,498	$209,855	$220,990

The following represents the impact and location of the Company’s derivative instruments within the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

Derivatives Not Designated as Hedging		Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
Instruments Under	Location of Gain	Three Months Ended June 30,		Six Months Ended June 30,
ASC Topic 815:	(Loss) Recognized	2010	2009	2010	2009
Interest rate swap contracts	Gain (loss) on interest rate swap contracts, net	$(21,771)	$13,907	$(56,880)	$(19,829)
Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	32,292	(15,887)	(2,741)	42,738
Total derivative contracts		$10,521	$(1,980)	$(59,621)	$22,909

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

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

At June 30, 2010:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents(a)	$482,497	$—	$—	$482,497
Investment securities	83	—	—	83
Investment securities pledged as collateral	373,066	—	—	373,066
Derivative contracts:
Prepaid forward contracts	—	28,835	—	28,835

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	—	11,351	—	11,351
Interest rate swap contracts	—	198,504	—	198,504

(a)       Represents the Company’s investment in funds that invest primarily in money market securities.

At December 31, 2009:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents	$214,267	$—	$—	$214,267
Investment securities	96	—	—	96
Investment securities pledged as collateral	362,113	—	—	362,113
Derivative contracts	—	45,498	—	45,498

Liabilities:

Liabilities under derivative contracts	—	220,990	—	220,990

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

Bank Debt, Collateralized Indebtedness, Senior Notes and Debentures and Senior Subordinated Notes

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

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	June 30, 2010
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$756,172

Debt instruments:
Bank debt(b)	$5,303,573	$5,323,260
Collateralized indebtedness	360,086	356,686
Senior notes and debentures	3,442,887	3,657,008
Senior subordinated notes	323,944	338,813
CSC Holdings total debt instruments	9,430,490	9,675,767

Cablevision senior notes and debentures	2,165,089	2,202,905
Cablevision total debt instruments	$11,595,579	$11,878,672

	December 31, 2009
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$660,951	$721,317

Debt instruments:
Bank debt(b)	$5,298,750	$5,332,245
Collateralized indebtedness	375,832	371,921
Senior notes and debentures	3,434,192	3,717,585
Senior subordinated notes	323,817	342,875
CSC Holdings total debt instruments	9,432,591	9,764,626

Cablevision senior notes and debentures	1,887,691	1,994,670
Cablevision total debt instruments	$11,320,282	$11,759,296

(a)      These notes are eliminated at the consolidated Cablevision level.

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

NOTE 13.              INCOME TAXES

Cablevision

Cablevision recorded income tax expense of $17,863 and $84,591 for the three and six months ended June 30, 2010, respectively, reflecting an effective tax rate of 23% and 38%, respectively.  In the second quarter of 2010, Cablevision recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the three and six months ended June 30, 2010 would have been 47% and 46%, respectively.  Cablevision recorded tax expense relating to uncertain tax positions, including accrued interest, of $2,004 and $2,518 for the three and six months ended June 30, 2010, respectively.  Cablevision recorded tax expense of $8,654 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  In the first quarter of 2010, Cablevision recorded a tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).  A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $862 in the six month period ended June 30, 2010.

Cablevision recorded income tax expense of $80,925 and $97,494 for the three and six months ended June 30, 2009, respectively, reflecting an effective tax rate of 48% in both periods.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during the second quarter of 2009.  In connection with such conversions, Cablevision recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.  Cablevision recorded tax expense relating to uncertain tax positions, including accrued interest, of $372 and $737 for the three and six months ended June 30, 2009, respectively.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $896 and $1,020 for the three and six months ended June 30, 2009, respectively.

Subsequent to the utilization of Cablevision’s net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.

CSC Holdings

CSC Holdings recorded income tax expense of $88,275 and $174,790 for the three and six months ended June 30, 2010, respectively, reflecting an effective tax rate of 35% and 39%, respectively.  In the second quarter of 2010, CSC Holdings recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the three and six months ended June 30, 2010 would have been 43% in both periods.  CSC Holdings recorded tax expense relating to uncertain tax positions, including accrued interest, of $2,004 and $2,518 for the three and six months ended June 30, 2010, respectively.  CSC Holdings recorded tax expense of $5,581 resulting from a change in the rate used to

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  In the first quarter of 2010, CSC Holdings recorded tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).  A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $862 in the six month period ended June 30, 2010.

CSC Holdings recorded income tax expense of $96,025 and $131,652 for the three and six months ended June 30, 2009, respectively, reflecting an effective tax rate of 47% and 46%, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during the second quarter of 2009.  In connection with such conversions, CSC Holdings recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards. CSC Holdings recorded tax expense relating to uncertain tax positions, including accrued interest, of $372 and $737 for the three and six months ended June 30, 2009, respectively.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $896 and $1,020 for the three and six months ended June 30, 2009, respectively.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $7,422 and $10,409 for the three and six months ended June 30, 2010, respectively, representing the estimated federal income tax liability of CSC Holdings as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

Subsequent to the utilization of CSC Holdings’ net operating loss and tax credit carry forwards, obligations to Cablevision pursuant to the tax allocation policy are expected to increase significantly.

The Company

For the six months ended June 30, 2010 and 2009, the Company has fully offset estimated federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.  The change in the Company’s deferred tax assets and liabilities is primarily due to the utilization of net operating losses and changes in the differences between the carrying amount and tax bases of assets and liabilities.

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used in a prior interim period.  In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income from continuing operations must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 14.              BENEFIT PLANS

Components of the estimated net periodic pension cost, recorded in selling, general and administrative expense, for the Company’s qualified and non-qualified defined benefit plans for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009*	2010	2009*
Service cost	$9,705	$9,495	$20,330	$18,990
Interest cost	3,475	3,416	7,175	6,832
Expected return on plan assets, net	(1,793)	(905)	(3,018)	(1,810)
Recognized prior service cost (credit)	(7)	7	—	14
Recognized actuarial loss	1,276	1,458	2,744	2,916
Net periodic benefit cost	$12,656	$13,471	$27,231	$26,942

*      The table includes net periodic benefit cost of approximately $1,250 and $2,500 for the three and six months ended June 30, 2009, respectively, relating to Madison Square Garden that was reflected in the Company’s consolidated financial statements in discontinued operations.

NOTE 15.              EQUITY PLANS

Treatment of Share-Based Payment Awards After the MSG Distribution

In connection with the MSG Distribution, and as provided for in the Company’s equity plans, each stock option and stock appreciation right (“SAR”) outstanding at the effective date of the MSG Distribution became two options and SARs, one with respect to Cablevision NY Group Class A Common Stock and one with respect to Madison Square Garden Class A common stock.  The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR and the Madison Square Garden option/SAR based on the weighted average trading price of Madison Square Garden’s and Cablevision’s common shares for the ten trading days subsequent to the MSG Distribution and the underlying share amount took into account the 1:4 distribution ratio.  As a result of this adjustment, 82.63% of the pre-MSG Distribution exercise price of options/rights was allocated to the Cablevision options/rights and 17.37% was allocated to the new Madison Square Garden options/rights.  This modification did not result in any additional compensation expense for the six months ended June 30, 2010.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Cablevision’s Equity Plans

Share-Based Payment Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the six months ended June 30, 2010:

				Weighted
	Shares Under Option		Weighted Average	Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(b)	Contractual Term (in years)	Aggregate Intrinsic Value(c)
Balance, December 31, 2009	8,820,928	570,000	$13.59	4.94	$118,755
Exercised	(1,507,478)	(134,400)	$9.66
Forfeited/Expired	(159,766)	—	$35.43
Transfers(a)	(6,000)	—	$11.43

Balance, June 30, 2010	7,147,684	435,600	$11.07	4.66	$98,704

Options exercisable at June 30, 2010	3,776,753	435,600	$12.15	4.73	$50,223

Options expected to vest in the future	3,370,931	—	$9.72	4.58	$48,481

Cablevision stock options held by Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision shareholders.  The following table summarizes activity relating to Madison Square Garden employees who held Cablevision stock options for the six months ended June 30, 2010:

				Weighted
	Shares Under Option		Weighted Average	Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(b)	Contractual Term (in years)	Aggregate Intrinsic Value(c)
Balance, December 31, 2009	456,306	82,200	$15.65	5.06	$5,698
Exercised	(110,517)	—	$7.82
Forfeited/Expired	(13,000)	—	$35.23
Transfers(a)	6,000	—	$11.43

Balance, June 30, 2010	338,789	82,200	$16.29	5.29	$3,249

Options exercisable at June 30, 2010	338,789	82,200	$16.29	5.29	$3,249

(a)       Represents the transfer of stock options for employees who transferred from/to Cablevision affiliated entities to/from Madison Square Garden during the period.

(b)       Option exercise prices relating to activity occurring after the MSG Distribution date were adjusted to 82.63% of their pre-MSG Distribution exercise prices.

(c)       The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on June 30, 2010 or December 31, 2009, as indicated, and June 30, 2010 in the case of the options expected to vest in the future.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 7,887,273 options outstanding that were in-the-money (which includes 4,616,342 exercisable options) at June 30, 2010.  For the six months ended June 30, 2010, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $25,375 determined as of the date of option exercise, plus dividends, as applicable.  When an option is exercised, Cablevision issues new shares of stock.

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the six months ended June 30, 2010:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)

Unvested award balance, December 31, 2009	7,493,310	—	$18.06
Granted	2,100,360	913,400	$24.00
Vested	(1,550,020)	—	$23.86
Awards forfeited	(119,240)	—	$17.67
Transfers(a)	(122,820)	—	$13.33

Unvested award balance, June 30, 2010	7,801,590	913,400	$16.47

Cablevision restricted shares held by Madison Square Garden employees are not expensed by the Company, however such restricted shares do have a dilutive effect on net income per share attributable to Cablevision shareholders.  The following table summarizes activity relating to Madison Square Garden employees who held Cablevision restricted shares for the six months ended June 30, 2010:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)

Unvested award balance, December 31, 2009	1,515,974	$17.16
Granted	—	$—
Vested	(262,544)	$24.16
Awards forfeited	(82,690)	$13.59
Transfers(a)	122,820	$13.33

Unvested award balance, June 30, 2010	1,293,560	$12.15

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

During the six months ended June 30, 2010, 1,812,564 Cablevision restricted shares issued to employees of the Company and Madison Square Garden vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 724,624 of these shares, with an aggregate value of $17,623, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Cablevision recognizes compensation expense for restricted shares issued to its employees using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the vesting period.

Share-based compensation for continuing operations for the three and six months ended June 30, 2010 was $16,032 and $29,715, respectively, of which $16,089 and $28,547, respectively, related to equity classified awards.  For the three and six months ended June 30, 2009, share-based compensation for continuing operations was $20,213 and $32,526, respectively, of which $16,041 and $29,525, respectively, related to equity classified awards.  Share-based compensation for the three months ended June 30, 2009 was partially offset by a credit of $57 related to SARs.  The Company has recognized stock compensation expense for all options, restricted shares and SARs, including those with respect to Madison Square Garden Class A common stock, granted to the Company’s employees.

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

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against EchoStar Satellite asserting that EchoStar Satellite did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  On or about May 13, 2008, EchoStar Satellite ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for EchoStar’s improper termination of the affiliation agreement.  On June 24, 2008, EchoStar Satellite answered VOOM HD’s amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  The Company believes that the counterclaims asserted by EchoStar Satellite are without merit.  The lawsuit filed by VOOM HD remains pending.  VOOM HD and EchoStar Satellite each filed cross-motions for summary judgment.  A hearing on those motions took place on August 3, 2010.  The court has not yet issued a decision on the motions.

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

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) excluding depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring expense or credit), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s reportable business segments is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues, net from continuing operations
Telecommunications Services	$1,437,161	$1,355,985	$2,843,166	$2,684,284
Rainbow	280,482	252,338	545,548	501,594
Newsday	80,062	88,672	154,794	172,088
All other(a)	17,309	18,384	35,705	37,950
Inter-segment eliminations	(12,834)	(12,522)	(24,632)	(27,447)
	$1,802,180	$1,702,857	$3,554,581	$3,368,469

Inter-segment eliminations are primarily affiliate revenues recognized by our Rainbow segment from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Inter-segment Revenues
Telecommunications Services	$1,276	$1,322	$2,068	$2,093
Rainbow	10,475	9,636	20,237	22,363
Newsday	881	1,351	1,912	2,572
All other	202	213	415	419
	$12,834	$12,522	$24,632	$27,447

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted operating cash flow from continuing operations
Telecommunications Services	$620,564	$553,331	$1,185,402	$1,074,413
Rainbow	91,573	88,181	168,283	159,682
Newsday	5,224	5,038	6,418	5,111
All other(b)(d)	(39,785)	(25,184)	(72,087)	(50,479)
	$677,576	$621,366	$1,288,016	$1,188,727

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(204,358)	$(215,712)	$(406,914)	$(436,417)
Rainbow	(28,355)	(28,611)	(56,778)	(57,000)
Newsday	(5,450)	(7,668)	(10,609)	(14,902)
All other(c)	(6,488)	(6,210)	(12,243)	(13,145)
	$(244,651)	$(258,201)	$(486,544)	$(521,464)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation expense included in continuing operations
Telecommunications Services	$(9,003)	$(10,206)	$(16,627)	$(16,566)
Rainbow	(5,420)	(6,685)	(10,369)	(10,357)
Newsday	(947)	(55)	(1,564)	(105)
All other(c)	(662)	(3,267)	(1,155)	(5,498)
	$(16,032)	$(20,213)	$(29,715)	$(32,526)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restructuring credit (expense) included in continuing operations
Telecommunications Services	$—	$—	$—	$—
Rainbow	48	(4,014)	260	(4,764)
Newsday	(95)	66	(216)	66
All other(c)	(63)	(80)	55	842
	$(110)	$(4,028)	$99	$(3,856)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income (loss) from continuing operations
Telecommunications Services	$407,203	$327,413	$761,861	$621,430
Rainbow	57,846	48,871	101,396	87,561
Newsday	(1,268)	(2,619)	(5,971)	(9,830)
All other(b)(d)	(46,998)	(34,741)	(85,430)	(68,280)
	$416,783	$338,924	$771,856	$630,881

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$463,781	$373,665	$857,286	$699,161
Other operating loss(b)	(46,998)	(34,741)	(85,430)	(68,280)
Operating income	$416,783	$338,924	$771,856	$630,881

Items excluded from operating income:
CSC Holdings interest expense	(160,230)	(167,325)	(302,765)	(331,249)
CSC Holdings interest income	657	525	1,288	2,448
CSC Holdings intercompany interest income	15,261	15,697	30,967	31,210
Gain on sale of programming interests, net	102	453	204	1,219
Gain (loss) on investments, net	(31,364)	18,390	10,928	(51,892)
Gain (loss) on equity derivative contracts, net	32,292	(15,887)	(2,741)	42,738
Gain (loss) on interest rate swap contracts, net	(21,771)	13,907	(56,880)	(19,829)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(170)	—	(21,457)
Miscellaneous, net	53	187	426	329
CSC Holdings income from continuing operations before income taxes	251,783	204,701	453,283	284,398
Cablevision interest expense	(47,640)	(20,667)	(88,406)	(50,856)
Intercompany interest expense	(15,261)	(15,697)	(30,967)	(31,210)
Cablevision interest income	111	256	121	291
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(17)	(110,049)	(587)
Cablevision income from continuing operations before income taxes	$78,944	$168,576	$223,982	$202,036

(a)       Represents net revenues of Clearview Cinemas, PVI Virtual Media and MSG Varsity network (which was launched in September 2009).

(b)       Principally includes unallocated corporate general and administrative costs and costs related to the acquisition of Bresnan Cable, in addition to the operating results of MSG Varsity, Clearview Cinemas and PVI Virtual Media.  Also includes costs historically allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution.

(c)       Includes expenses and/or credits relating to MSG Varsity, Clearview Cinemas, PVI Virtual Media, and certain corporate expenses/credits.

(d)       Includes costs historically allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the Company’s capital expenditures by reportable segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Capital Expenditures
Telecommunications Services	$194,381	$176,845	$337,415	$339,148
Rainbow	4,379	2,760	5,586	4,431
Newsday	1,529	1,453	2,317	3,571
All other (Corporate, Clearview Cinemas, MSG Varsity and PVI)	8,258	5,016	9,923	7,886
	$208,547	$186,074	$355,241	$355,036

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivable.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company’s consolidated net revenues for the three and six months ended June 30, 2010 and 2009, or 10% or more of its consolidated net trade receivables at June 30, 2010 and December 31, 2009.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the revenue and charges (credits) related to services provided to or received from Madison Square Garden not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010(a)	2009(a)	2010(a)	2009(a)

Revenues, net	$2,130	$2,490	$4,559	$4,764

Operating expenses (credits):
Technical expenses, net of credits	$38,051	$29,535	$76,083	$59,055

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(2,633)	(1,219)	(5,942)	(2,378)
Health and welfare plan allocations	—	(3,449)	—	(6,351)
Risk management and general insurance allocations	—	(1,595)	(713)	(3,190)
Other	248	(802)	1,072	(1,111)
Selling, general and administrative expenses (credits), subtotal	(2,385)	(7,065)	(5,583)	(13,030)

Operating expenses, net	35,666	22,470	70,500	46,025

Net charges	$33,536	$19,980	$65,941	$41,261

(a)       Amounts relating to the Madison Square Garden for the period prior to the MSG Distribution are eliminated in consolidation.  Operating results of Madison Square Garden are reported in discontinued operations for all periods presented prior to the MSG Distribution.  Corporate overhead costs previously allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution have been reclassified to continuing operations.

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

Technical Expenses, net of Credits

Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services on Cablevision’s cable systems, net of charges to Madison Square Garden for programming and production services and film library usage.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Selling, General and Administrative Expenses (Credits)

Corporate General and Administrative Expense Allocations

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc.), were allocated to Madison Square Garden through December 31, 2009.  Subsequent to January 1, 2010, amounts allocated to Madison Square Garden represent charges pursuant to the transition services agreement.  Corporate overhead costs previously allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution have been reclassified to continuing operations.

Health and Welfare Plan Allocations

Employees of Madison Square Garden participated in health and welfare plans sponsored by the Company through December 31, 2009.  Health and welfare benefit costs have generally been charged to Madison Square Garden based upon the proportionate number of participants in the plans.

Risk Management and General Insurance Allocations

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

NOTE 19.              OTHER MATTERS

Acquisition of Bresnan Cable

In June 2010, BBHI Holdings LLC (“Holdings Sub”), BBHI Acquisition LLC (“Acquisition Sub”) and CSC Holdings, each of which is a wholly-owned subsidiary of Cablevision, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bresnan Broadband Holdings, LLC (“Bresnan Cable”) and Providence Equity Bresnan Cable LLC.  Pursuant to the Merger Agreement, Holdings Sub has agreed to acquire Bresnan Cable and its subsidiaries (collectively, “Bresnan”), on the terms and subject to the conditions set forth in the Merger Agreement. Pursuant to the Merger Agreement,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Acquisition Sub will merge with Bresnan Cable (the “Merger”), with Bresnan Cable being the surviving entity and becoming a direct wholly-owned subsidiary of Holdings Sub and an indirect wholly-owned subsidiary of Cablevision and CSC Holdings.  Holdings Sub will pay a cash purchase price for Bresnan of $1,365,000, subject to a working capital adjustment and certain other potential reductions as set forth in the Merger Agreement.  For income tax purposes, the Merger will be treated as an asset acquisition with a full step-up in tax basis.  Substantially all of the funded indebtedness of Bresnan Cable shall be paid from the sale proceeds at closing, with any remaining amounts counting as a reduction to the purchase price.

The closing of the transaction contemplated by the Merger Agreement is subject to various customary closing conditions, including antitrust clearance and receipt of FCC approvals and franchise approvals covering not less than 80% of Bresnan Cable’s basic subscribers as of the date of the Merger Agreement.

Subject to certain conditions, the Merger Agreement can be terminated by either Holdings Sub or Bresnan Cable if the closing shall not have occurred by December 13, 2010 (the “End Date”), provided that if the conditions relating to antitrust clearance, FCC approvals or franchise approvals have not been satisfied by such date, or if such conditions have been satisfied but the marketing period has not yet ended as of such date, either party can extend the End Date to March 13, 2011. In addition, if on March 13, 2011, the conditions relating to FCC approval or antitrust approvals are not satisfied, Holdings Sub can extend the End Date to June 13, 2011.  As of the date hereof, the condition relating to antitrust clearance has been satisfied.

CSC Holdings, the direct parent of Holdings Sub, has agreed to pay a termination fee of $50,000 (the “Termination Fee”) if the closing does not occur solely due to (i) a termination of the Merger Agreement by Bresnan Cable as a result of a material breach by Holdings Sub or (ii) the failure to receive antitrust clearance or FCC approval (subject to the right of the parties to extend the End Date to March 13, 2011 as described above).  In addition, if Holdings Sub exercises its right to extend the End Date beyond March 13, 2011, the Termination Fee will be payable by CSC Holdings if the closing does not occur by such date.  CSC Holdings has provided to Holdings Sub a commitment to pay $380,000 for equity securities of Holdings Sub, subject to the satisfaction of all closing conditions and funding of the debt financing.  The amount of the equity commitment is subject to increase upon any decrease in the amount of the cash proceeds to be received under the debt commitment letter (discussed below) due to the exercise of the “market flex” provisions applicable thereto.  Except as described in this paragraph, neither Cablevision nor any of its subsidiaries other than Holdings Sub or Acquisition Sub have any obligations under the Merger Agreement or with respect to the transactions contemplated thereby.

Holdings Sub entered into the Debt Commitment Letter with Bank of America, N.A., Citigroup Global Markets Inc., Barclays Bank PLC, Credit Suisse Securities LLC and UBS Securities LLC and certain of its affiliates pursuant to which the lenders have committed to provide Holdings Sub with an aggregate of $1,090,000 of debt financing.  Neither Cablevision nor any of its subsidiaries other than Holdings Sub, Acquisition Sub and, after the Closing, Bresnan will have any payment obligations or liability with respect to the debt issued in the debt financing.  In addition to certain other conditions, the funding of the debt financing is contingent on the closing of the Merger and the prior or simultaneous funding of CSC Holdings’ equity commitment.  The debt financing is also subject to certain “market flex” provisions that could decrease the amount of cash proceeds received by Holdings Sub under certain circumstances.  The funding of the debt financing is not a condition to the Merger or to the obligations of Holdings Sub or Acquisition Sub under the Merger Agreement.

The closing of the transaction is expected to occur during late 2010 or in the first quarter of 2011. However, there can be no assurances that the conditions to closing set forth in the Merger Agreement will be satisfied or waived or that the closing will occur.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Common Stock Repurchase

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Through June 30, 2010, the Company repurchased an aggregate of 1,077,600 shares for a total cost of $27,180.  These acquired shares have been classified as treasury stock in Cablevision’s condensed consolidated balance sheet.

Sales Tax Audit

The Company has been under examination by the New York State Department of Taxation and Finance (“NYS”) for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded the audit and issued a proposed assessment (“Notice”) totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount does not include any amounts which could be assessed for periods subsequent to November 2007, including additional interest.  The Notice is not a final assessment at this time, because the Company requested, on a timely basis, further review by the Division of Tax Appeals.  The principal audit issue is the amount of Optimum Voice revenue that should be subject to tax.  The Company collected and remitted sales tax on more than 75% of its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company’s reasonable calculation of subscriber interstate and international usage.  NYS has asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  The Company believes that it has substantial defenses to such claim and will continue to vigorously contest the Notice.  No provision has been made for such claim in the accompanying condensed consolidated financial statements.

NOTE 20.              SUBSEQUENT EVENTS

On August 4, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.125 per share payable on September 7, 2010 to stockholders of record as of August 16, 2010 on both its CNYG Class A common stock and CNYG Class B common stock.

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

Telecommunications Services

Our Telecommunications Services segment, which accounted for 80% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2010, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, pay-per-view and video-on-demand.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of homes passed).  As penetration rates increase, the number of available homes to which we can market our services generally decreases, which may contribute to a slower rate of customer and revenue growth in future periods.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.

Programming costs are the most significant part of our operating expenses and are expected to increase primarily as a result of contractual rate increases and additional service offerings.

Our cable television video services, which accounted for 46% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2010, face competition from incumbent telephone companies and direct broadcast satellite (“DBS”) service providers.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon Communications, Inc. (“Verizon”) and AT&T Inc. (“AT&T”), which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, decide to meet our pricing and/or features or reduce their pricing, our future growth may be negatively impacted.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently slightly more than one-third of the households according to our estimates).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers such service in competition with us in most of our Connecticut service area.  This competition impacted our video revenue and our video revenue growth rates and may continue to do so in the future.

Our high-speed data services business, which accounted for 17% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2010, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Our growth rate in high-speed data customers and revenues has slowed from the growth rates we have experienced in the past due to our high penetration (54.3% of homes passed at June 30, 2010).  Growth rates have also been impacted, although to a lesser extent, by intense competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

Our VoIP offering, which accounted for 11% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2010, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration (43.7% of homes passed at June 30, 2010).  Growth rates have also been impacted, although to a lesser extent, by intense competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

The regulatory framework for high-speed data service and voice service is being developed and changes in how we and our competitors are regulated, including increased regulation, may affect our competitive position.  In October 2009, the FCC proposed so-called “net neutrality” rules that could affect the terms and conditions under which we operate our high-speed data service and manage our broadband network.  In June 2010, the FCC proposed to classify high-speed data services as common carrier telecommunications services in order to establish its authority to impose these rules.  We cannot predict whether or when the FCC will adopt such rules, the final form of any such rules, or whether they could have a material adverse effect on our high-speed data service or other businesses.

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2010.

Optimum Lightpath, which accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2010, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Rainbow

In our Rainbow segment, which accounted for 15% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2010, we earn revenues in two principal ways.  First, we receive affiliation payments from cable television system operators (including our cable television systems), DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally earned on a per subscriber basis under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliation fee revenues we earn vary from period to period, operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers”, or are a fixed contractual monthly fee.

The second principal source of revenues in this segment is from advertising.  Under our affiliation agreements, we have the right to sell a specific amount of advertising time on our programming networks.  Our advertising revenues are more variable than affiliation fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, most of our advertising revenues vary based upon the popularity of our programming as measured by rating services.

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

Newsday

Newsday, which accounted for approximately 4% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2010, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

Since Newsday’s acquisition on July 29, 2008, it has experienced a decline in consolidated revenues, as compared to the prior year periods, primarily due to decreased advertising revenues.  The decrease in advertising revenues has resulted from the current economic environment and increased competition for advertising dollars from other media, particularly the Internet.  This decline has continued into 2010 and is expected to continue beyond the second quarter of 2010.

Newsday Revenue

Newsday’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  For the six months ended June 30, 2010, advertising revenues accounted for 73% of the total revenues of Newsday.  Newsday’s business model is largely dependent on advertising revenue.  Advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper, and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  All of these factors, along with the competitive and seasonal factors discussed below, contributed to a challenging advertising sales environment in 2009 and the six months ended June 30, 2010 and have adversely impacted and are expected to adversely impact our ability to maintain our advertising revenues.  Newsday’s advertising categories most adversely impacted by the current economic downturn include:  the home furnishings, home improvement and education categories within retail advertising, the wireless, movies and financial services categories within national advertising; and the real estate, help wanted and automotive classified advertising categories.  Additionally, in December 2009, Newsday ceased publishing certain of its unprofitable shopper publications serving the boroughs of New York City, which has also contributed to the decreases observed in the retail and classified advertising categories.

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

The economic downturn in the newspaper industry intensified in the fourth quarter of 2008 and has continued through the second quarter of 2010.  For the three and six months ended June 30, 2010, Newsday experienced a decline in advertising revenues as compared to the comparable periods in 2009.  A continuing economic downturn or continuing decline in advertising and/or circulation revenue would have a material adverse effect on Newsday’s future consolidated revenues, earnings and operating cash flows.  If Newsday’s results deteriorate further, it would adversely affect the Company’s consolidated revenues, earnings and operating cash flows causing possible additional impairments of certain of its indefinite-lived trademarks.

For the six months ended June 30, 2010, circulation revenues accounted for approximately 25% of the total revenues of Newsday.  Newsday’s circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.  Approximately 69% of the circulation revenues were derived from subscription sales for both the six months ended June 30, 2010 and 2009, which provide readers with the convenience of home delivery, and are an important component of Newsday’s circulation base.  For the six months ended June 30, 2010, single copy rates for Newsday were $1.00 per daily copy and ranged from $2.00 to $2.50 per Sunday copy.  These prices reflect Newsday’s most recent price increases to $1.00 per daily copy and $2.50 per Sunday copy initiated in the fourth quarter of 2009.  These price increases have had a negative impact on Newsday’s circulation copy volume.  Newsday’s single copy sales comprised approximately 31% of circulation revenue for both the six months ended June 30, 2010 and 2009.  In the past three years, circulation has generally declined throughout the newspaper industry, and Newsday’s newspapers have generally experienced this trend.  A prolonged decrease in home delivery subscriptions and single copy sales of newspapers could adversely impact circulation revenue as well as advertising revenue.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2010		2009
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,802,180	100%	$1,702,857	100%	$99,323

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	725,969	40	695,168	41	(30,801)
Selling, general and administrative	414,667	23	406,536	24	(8,131)
Restructuring expense	110	—	4,028	—	3,918
Depreciation and amortization (including impairments)	244,651	14	258,201	15	13,550
Operating income	416,783	23	338,924	20	77,859
Other income (expense):
Interest expense, net	(207,102)	(11)	(187,211)	(11)	(19,891)
Gain on sale of programming interests, net	102	—	453	—	(351)
Gain (loss) on investments, net	(31,364)	(2)	18,390	1	(49,754)
Gain (loss) on equity derivative contracts, net	32,292	2	(15,887)	(1)	48,179
Gain (loss) on interest rate swap contracts, net	(21,771)	(1)	13,907	1	(35,678)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(6)	(187)	—	(109,862)
Miscellaneous, net	53	—	187	—	(134)
Income from continuing operations before income taxes	78,944	4	168,576	10	(89,632)
Income tax expense	(17,863)	(1)	(80,925)	(5)	63,062
Income from continuing operations	61,081	3	87,651	5	(26,570)
Loss from discontinued operations, net of income taxes	—	—	(592)	—	592
Net income	61,081	3	87,059	5	(25,978)
Net income attributable to noncontrolling interests	(217)	—	(51)	—	(166)
Net income attributable to Cablevision Systems Corporation shareholders	$60,864	3%	$87,008	5%	$(26,144)

	Six Months Ended June 30,
	2010		2009
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$3,554,581	100%	$3,368,469	100%	$186,112

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,463,565	41	1,398,882	42	(64,683)
Selling, general and administrative	832,715	23	813,386	24	(19,329)
Restructuring expense (credit)	(99)	—	3,856	—	3,955
Depreciation and amortization (including impairments)	486,544	14	521,464	15	34,920
Operating income	771,856	22	630,881	19	140,975
Other income (expense):
Interest expense, net	(389,762)	(11)	(379,366)	(11)	(10,396)
Gain on sale of programming interests, net	204	—	1,219	—	(1,015)
Gain (loss) on investments, net	10,928	—	(51,892)	(2)	62,820
Gain (loss) on equity derivative contracts, net	(2,741)	—	42,738	1	(45,479)
Loss on interest rate swap contracts, net	(56,880)	(2)	(19,829)	(1)	(37,051)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(3)	(22,044)	(1)	(88,005)
Miscellaneous, net	426	—	329	—	97
Income from continuing operations before income taxes	223,982	6	202,036	6	21,946
Income tax expense	(84,591)	(2)	(97,494)	(3)	12,903
Income from continuing operations	139,391	4	104,542	3	34,849
Income (loss) from discontinued operations, net of income taxes	(4,122)	—	3,535	—	(7,657)
Net income	135,269	4	108,077	3	27,192
Net loss (income) attributable to noncontrolling interests	(245)	—	148	—	(393)
Net income attributable to Cablevision Systems Corporation shareholders	$135,024	4%	$108,225	3%	$26,799

The following is a reconciliation of operating income to Adjusted Operating Cash Flow (“AOCF”):

	Three Months Ended June 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$416,783	$338,924	$77,859
Share-based compensation	16,032	20,213	(4,181)
Depreciation and amortization (including impairments)	244,651	258,201	(13,550)
Restructuring expense	110	4,028	(3,918)
AOCF	$677,576	$621,366	$56,210

	Six Months Ended June 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$771,856	$630,881	$140,975
Share-based compensation	29,715	32,526	(2,811)
Depreciation and amortization (including impairments)	486,544	521,464	(34,920)
Restructuring expense (credit)	(99)	3,856	(3,955)
AOCF	$1,288,016	$1,188,727	$99,289

Comparison of Three and Six Months Ended June 30, 2010 Versus Three and Six Months Ended June 30, 2009

Consolidated Results — Cablevision Systems Corporation

We classify our business interests into three reportable segments:

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

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services, except for Newsday as to which we allocated the incremental costs incurred in providing these services through September 30, 2009.  Subsequent to September 30, 2009, we allocated certain amounts of our corporate overhead to Newsday based upon its proportionate estimated usage of such services.  Subsequent to January 1, 2010, amounts allocated to Madison Square Garden represent charges pursuant to the transition services agreement.  Corporate overhead costs previously allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution have been reclassified to continuing operations.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a discussion relating to the operating results of our segments.

Revenues, net for the three and six months ended June 30, 2010 increased $99,323 (6%) and $186,112 (6%), respectively, as compared to revenues for the three and six months ended June 30, 2009.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010

Increase in revenues of the Telecommunications Services segment	$81,176	$158,882
Increase in revenues of the Rainbow segment	28,144	43,954
Decrease in revenues of the Newsday segment	(8,610)	(17,294)
Other net decreases	(1,075)	(2,245)
Inter-segment eliminations	(312)	2,815
	$99,323	$186,112

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

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) increased $30,801 (4%) and $64,683 (5%), respectively, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010

Increase in expenses of the Telecommunications Services segment	$15,817	$40,504
Increase in expenses of the Rainbow segment	16,382	22,738
Decrease in expenses of the Newsday segment	(7,828)	(16,693)
Other net increases, primarily costs associated with the MSG Varsity network launched in 2009	6,473	14,923
Inter-segment eliminations	(43)	3,211
	$30,801	$64,683

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $8,131 (2%) and $19,329 (2%), respectively, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010

Increase (decrease) in expenses of the Telecommunications Services segment	$(3,077)	$7,450
Increase in expenses of the Rainbow segment	7,105	12,627
Decrease in expenses of the Newsday segment	(76)	(449)
Other net increases	4,451	98
Inter-segment eliminations	(272)	(397)
	$8,131	$19,329

The net increases in other selling, general and administrative expenses of $4,451 and $98 are primarily due to costs of approximately $7,800 associated with the pending acquisition of Bresnan Cable and costs associated with the MSG Varsity network, which was launched in September 2009.  These increases were partially offset by an increase in corporate overhead allocations to Newsday, charges to Madison Square Garden in the 2010 periods for transition services, and the net effect of costs allocated to Madison Square Garden in 2009 that were not eliminated as a result of the MSG Distribution that were reclassified to continuing operations.

Depreciation and amortization (including impairments) decreased $13,550 (5%) and $34,920 (7%), respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009.  The net decreases resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Interest expense, net increased $19,891 (11%) and $10,396 (3%) for the three and six months ended June 30, 2010, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010

Increase due to higher average interest rates on our indebtedness, including extension fees to lenders	$11,051	$17,462
Net increase (decrease) due to change in average debt balances	3,486	(14,157)
Lower interest income	13	1,330
Other net increases (including an increase in term loan extension fees to $11,229 in the 2010 periods from $6,093 in the 2009 periods)	5,341	5,761
	$19,891	$10,396

See “Liquidity and Capital Resources” discussion below for details regarding our borrower groups.

Gain (loss) on investments, net of $(31,364) and $10,928 for the three and six months ended June 30, 2010, respectively, and $18,390 and $(51,892), for the three and six months ended June 30, 2009 consists primarily of the increase or decrease in the fair value of Comcast common stock owned by the Company.  The effects of these gains and losses are partially offset by the losses and gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $32,292 and $(2,741) for the three and six months ended June 30, 2010, respectively, and $(15,887) and $42,738 for the three and six months ended June 30, 2009, respectively, consists of unrealized and realized gains due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains and losses are partially offset by the losses and gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Gain (loss) on interest rate swap contracts, net amounted to $(21,771) and $(56,880) for the three and six months ended June 30, 2010, respectively, and $13,907 and $(19,829) for the three and six months ended June 30, 2009, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company’s floating rate debt to limit the exposure against the risk of rising rates.  The gain (loss) on interest rate swap contracts are a result of shifts in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $110,049 for the three and six months ended June 30, 2010 and $187 and $22,044 for the three and six months ended June 30, 2009, respectively.  The 2010 amount represents premiums paid to repurchase a portion of Cablevision senior notes due April 2012 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs related to such repurchases.  The 2009 amounts represent the premiums paid to repurchase a portion of Cablevision senior notes due April 2009, CSC Holdings’ senior notes due July 2009, senior debentures due August 2009 and related fees associated with the tender offers.  They also included the write-off of unamortized deferred financing costs related to such repurchases.

Income tax expense:  The Company recorded income tax expense of $17,863 and $84,591 for the three and six months ended June 30, 2010, respectively, reflecting an effective tax rate of 23% and 38%, respectively.  In the second quarter of 2010, the Company recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit the effective tax rate for the three and six months ended June 30, 2010 would have been 47% and 46%, respectively.  The Company recorded tax expense relating to uncertain tax positions, including accrued interest, of $2,004 and $2,518 for the three and six months ended June 30, 2010, respectively.  The Company recorded tax expense of $8,654 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  In the first quarter of 2010, the Company recorded tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).   A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $862 in the six month period ended June 30, 2010.

The Company recorded income tax expense of $80,925 and $97,494 for the three and six months ended June 30, 2009, respectively, reflecting an effective tax rate of 48% in both periods.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during the second quarter of 2009.  In connection with such conversions, the Company recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards. The Company recorded tax expense relating to uncertain tax positions, including accrued interest, of $372 and $737 for the three and six months ended June 30, 2009, respectively.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $896 and $1,020 for the three and six months ended June 30, 2009, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used in a prior interim period.  In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income from continuing operations must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three and six months ended June 30, 2010 and 2009 reflects the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010*	2009
Net operating results of Madison Square Garden, including transaction costs, net of income taxes	$—	$(592)	$(4,122)	$3,553
Net operating results of the Rainbow DBS distribution business, net of income taxes	—	—	—	(18)
	$—	$(592)	$(4,122)	$3,535

*                             Includes operating results of the Madison Square Garden segment from January 1, 2010 through the date of the MSG Distribution.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Telecommunications Services segment:

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,437,161	100%	$1,355,985	100%	$81,176
Technical and operating expenses (excluding depreciation and amortization shown below)	565,466	39	549,649	41	(15,817)
Selling, general and administrative expenses	260,134	18	263,211	19	3,077
Depreciation and amortization	204,358	14	215,712	16	11,354
Operating income	$407,203	28%	$327,413	24%	$79,790

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$2,843,166	100%	$2,684,284	100%	$158,882
Technical and operating expenses (excluding depreciation and amortization shown below)	1,144,093	40	1,103,589	41	(40,504)
Selling, general and administrative expenses	530,298	19	522,848	19	(7,450)
Depreciation and amortization	406,914	14	436,417	16	29,503
Operating income	$761,861	27%	$621,430	23%	$140,431

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$407,203	$327,413	$79,790
Share-based compensation	9,003	10,206	(1,203)
Depreciation and amortization	204,358	215,712	(11,354)
AOCF	$620,564	$553,331	$67,233

	Six Months Ended June 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$761,861	$621,430	$140,431
Share-based compensation	16,627	16,566	61
Depreciation and amortization	406,914	436,417	(29,503)
AOCF	$1,185,402	$1,074,413	$110,989

Revenues, net for the three and six months ended June 30, 2010 increased $81,176 (6%) and $158,882 (6%), respectively, as compared to revenues, net for the same periods in the prior year.  The net increases are attributable to the following:

				Percent
	Three Months Ended June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$813,922	$769,107	$44,815	6%
High-speed data	299,751	287,682	12,069	4
Voice	201,617	191,931	9,686	5
Advertising	32,894	25,963	6,931	27
Other (including installation, home shopping, advertising sales commissions, and other products)	23,349	23,565	(216)	(1)
Total Cable Television	1,371,533	1,298,248	73,285	6
Optimum Lightpath	70,763	59,943	10,820	18
Intra-segment eliminations	(5,135)	(2,206)	(2,929)	(133)
Total Telecommunications Services	$1,437,161	$1,355,985	$81,176	6%

				Percent
	Six Months Ended June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$1,616,979	$1,530,921	$86,058	6%
High-speed data	593,851	569,504	24,347	4
Voice	399,211	378,693	20,518	5
Advertising	58,998	45,281	13,717	30
Other (including installation, home shopping, advertising sales commissions, and other products)	45,866	46,004	(138)	—
Total Cable Television	2,714,905	2,570,403	144,502	6
Optimum Lightpath	138,911	124,157	14,754	12
Intra-segment eliminations	(10,650)	(10,276)	(374)	(4)
Total Telecommunications Services	$2,843,166	$2,684,284	$158,882	6%

Revenue increases reflected above are primarily derived from higher rates (primarily due to an increase in video rates of 3.7% on average, which was implemented beginning in December 2009), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below, including additional services sold to our existing video subscribers, upgrades by video customers from the level of the programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended June 30, 2010 was $149.12 as compared to $146.15 and $139.69 for the three months ended March 31, 2010 and June 30, 2009, respectively.

We believe the increase in advertising revenue is primarily due to a general improvement in the cable television advertising market as compared to the same periods in the prior year.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services and higher intra-segment revenue, partially offset by reduced traditional data services.  The increase in intra-segment eliminations for the three and six months ended June 30, 2010 as compared to the same periods in the prior year is primarily a result of a reduction of interconnection costs charged to Optimum Lightpath and passed through to Optimum Voice of $5,465 and $5,008 in the three and six months ended June 30, 2009, respectively, resulting from the resolution of certain disputed amounts between Optimum Lightpath and a third party vendor in the second quarter of 2009.  This increase was partially offset by a reduction in intra-segment eliminations because Optimum Voice is purchasing fewer services from Optimum Lightpath due to certain operational functions now being performed directly within cable operations.

The following table presents certain subscriber and revenue generating units (“RGUs”) information as of June 30, 2010, March 31, 2010, and June 30, 2009 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of June 30, 2010	As of March 31, 2010	As of June 30, 2009
	(in thousands)

Basic video customers	3,067	3,064	3,093
iO digital video customers	2,926	2,905	2,902
Optimum Online high-speed data customers	2,637	2,610	2,503
Optimum Voice customers	2,120	2,095	1,967
Total revenue generating units	10,750	10,674	10,465

The Company had a net gain of 2,900 and 3,900 basic video customers in the three and six months ended June 30, 2010, compared to a loss of 8,700 and 15,000 in the same periods in 2009.

For the three and six months ended June 30, 2010, the Company added 75,900 and 173,800 RGUs, respectively, as compared to 102,800 and 187,000 added in the same periods in 2009.  The additions for the three and six months ended June 30, 2010 include increases in iO digital video customers of approximately 10,600 and 15,000 resulting from the migration from analog to full digital across certain regions of our service area.  The additions in both the three and six months ended June 30, 2009 also include the impact of digital migration initiatives which resulted in an increase of approximately 48,100 iO digital video customers.  Adjusted for the digital migrations, RGU additions in 2010 increased compared to the same periods in 2009.  The length of the current economic downturn, along with intense competition, could impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2010 increased $15,817 (3%) and $40,504 (4%), respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in programming costs (including costs of on-demand services) due primarily to rate increases (see discussion of MSG networks below) and new program offerings, partially offset by the termination of carriage of VOOM in January 2009 and lower subscribers to certain tiers of service	$24,188	$38,859
Nonrecurring settlement of a contractual fee matter related to years prior to 2009	(23,000)	(23,000)
Increase in field operations and network related costs primarily due to lower capitalizable activities, general cost increases and growth in RGUs	10,083	18,486
Increase in franchise fees due to increase in video revenues and higher rates in certain regions	1,741	3,683
Increase in call completion and interconnection costs, taxes and fees (net of related intra-segment eliminations) primarily due to the favorable resolution of certain disputed interconnection costs in the second quarter of 2009 of approximately $6,970 and $6,458 for the three and six months ended and higher fees, partially offset by lower termination and interconnection charges	2,901	2,579
Intra-segment eliminations	(96)	(103)
	$15,817	$40,504

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

Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG networks, which are owned by Madison Square Garden.  This new long-term affiliation agreement resulted in incremental programming costs to the Company of approximately $8,000 and $15,000 for the three and six months ended June 30, 2010, as compared to the amount of programming costs recognized by the Company pursuant to the Company’s arrangement with Madison Square Garden for the same periods in 2009.  This new affiliation agreement provides for the carriage of the MSG Network and MSG Plus program services on the Company’s cable systems in the tri-state area.  This agreement has a term of 10 years, obligates the Company to carry the MSG networks program services on its cable systems and provides for the payment by the Company to the MSG networks of a per subscriber license fee, which fee is increased each year during the term of the agreement.

Selling, general and administrative expenses for the three months ended June 30, 2010 decreased $3,077 (1%) compared to the same period in 2009 and for the six months ended June 30, 2010 increased $7,450 (1%) compared to the same period in 2009.  These net changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Decrease in sales and marketing costs primarily due to lower marketing activity, partially offset by increased customer promotions and higher employee related costs	$(1,044)	$—
Increase in sales and marketing costs primarily due to increased customer promotions, increased advertising costs, including costs related to program carriage disputes, and higher employee related costs	—	7,755
Decrease in customer related costs primarily due to a reduction in call center labor costs due to fewer calls handled, partially offset by increased RGUs and general cost increases	(1,564)	(1,454)
Other net increases (decreases)	(388)	1,233
Intra-segment eliminations	(81)	(84)
	$(3,077)	$7,450

Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of RGUs grow and also as a result of general inflationary cost increases for employees and other various expenses.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs may increase with intense competition.

Depreciation and amortization decreased $11,354 (5%) and $29,503 (7%), respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Adjusted operating cash flow increased $67,233 (12%) and $110,989 (10%), respectively, for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  The increase was due to an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.  This increase includes the $23,000 nonrecurring settlement of a contractual fee matter related to years prior to 2009.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Rainbow segment.

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$280,482	100%	$252,338	100%	$28,144
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	95,931	34	79,549	32	(16,382)
Selling, general and administrative expenses	98,398	35	91,293	36	(7,105)
Restructuring expense (credit)	(48)	—	4,014	2	4,062
Depreciation and amortization (including impairments)	28,355	10	28,611	11	256
Operating income	$57,846	21%	$48,871	19%	$8,975

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$545,548	100%	$501,594	100%	$43,954
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	189,905	35	167,167	33	(22,738)
Selling, general and administrative expenses	197,729	36	185,102	37	(12,627)
Restructuring expense (credit)	(260)	—	4,764	1	5,024
Depreciation and amortization (including impairments)	56,778	10	57,000	11	222
Operating income	$101,396	19%	$87,561	17%	$13,835

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$57,846	$48,871	$8,975
Share-based compensation	5,420	6,685	(1,265)
Restructuring expense (credit)	(48)	4,014	(4,062)
Depreciation and amortization	28,355	28,611	(256)
AOCF	$91,573	$88,181	$3,392

	Six Months Ended June 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$101,396	$87,561	$13,835
Share-based compensation	10,369	10,357	12
Restructuring expense (credit)	(260)	4,764	(5,024)
Depreciation and amortization	56,778	57,000	(222)
AOCF	$168,283	$159,682	$8,601

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income (loss):
AMC, WE tv and IFC	$86,385	$77,470	$168,967	$145,572
Other services	(28,539)	(28,599)	(67,571)	(58,011)
	$57,846	$48,871	$101,396	$87,561

Other services primarily consist of Sundance Channel, News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), Rainbow Network Communications (“RNC”), VOOM (the domestic programming of which ceased in January 2009) and certain Rainbow services which we began distributing internationally in July 2009.  The operating losses from Rainbow’s other services for the three and six months ended June 30, 2010 were attributable primarily to News 12 Networks, IFC Entertainment, RASCO, VOOM, and, to a lesser extent, Sundance Channel (only for the six month period of 2010), certain internationally distributed Rainbow services and RNC.  Operating losses from Rainbow’s other services for the three and six months ended June 30, 2009 were attributable primarily to News 12 Networks, IFC Entertainment, VOOM, and RASCO.

Revenues, net for the three and six months ended June 30, 2010 increased $28,144 (11%) and $43,954 (9%), respectively, as compared to revenues for the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in advertising/sponsorship revenues at AMC, WE tv and IFC resulting primarily from higher pricing at AMC and WE tv	$14,097	$22,788
Increase in affiliation fee revenues and other revenues at AMC, WE tv and IFC resulting primarily from increases in affiliation rates and viewing subscribers (see table below)	9,528	19,357
Increase in advertising/sponsorship revenues at Rainbow’s other services (excluding VOOM) including News 12 Networks, RASCO and Sundance (for the three month period)	4,732	5,769
Net decrease in affiliation fee revenues and other revenues of Rainbow’s other services due primarily to lower other revenues, partially offset by an increase in affiliation fee revenues at Sundance Channel and certain internationally distributed Rainbow services	(492)	(1,572)
Increase (decrease) in revenues, net at VOOM. Decrease for the six month period is due to the Company’s decision to discontinue funding the domestic programming of VOOM in January 2009	279	(2,388)
	$28,144	$43,954

The decrease in revenues of VOOM for the six month period was due primarily to the loss of carriage by Cablevision effective January 20, 2009.

Revenue increases discussed above are primarily derived from increases in affiliation fee revenues derived from affiliation rates charged for our services and in the number of viewing subscribers and increases in the level of advertising on our networks.  The following table presents certain viewing subscriber information as of June 30, 2010, March 31, 2010 and June 30, 2009:

	As of June 30, 2010	As of March 31, 2010	As of June 30, 2009
Viewing Subscribers:
AMC	88,500	88,000	86,600
WE tv	63,700	63,000	62,200
IFC	51,200	50,500	49,800
Sundance	39,000	39,000	33,100

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and six months ended June 30, 2010 increased $16,382 (21%) and $22,738 (14%), respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in programming costs at AMC, WE tv and IFC primarily due to increased amortization of film and non-film content primarily at AMC	$11,315	$17,407
Net increase in programming costs at Rainbow’s other services (excluding VOOM) resulting primarily from the programming costs of certain internationally distributed Rainbow services, increased content acquisition costs at IFC Entertainment and, to a lesser extent, Sundance Channel	5,425	9,328
Decrease in programming costs at VOOM due to the Company’s decision to discontinue funding the domestic programming of VOOM in January 2009	(358)	(3,997)
	$16,382	$22,738

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

Selling, general and administrative expenses for the three months and six months ended June 30, 2010 increased $7,105 (8%) and $12,627 (7%), respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in selling, marketing and advertising costs at Rainbow’s other programming services (excluding VOOM) primarily related to IFC Entertainment, certain internationally distributed Rainbow services and start up costs at Rainbow’s other services	$4,553	$7,476
Increase in selling, marketing and advertising costs at AMC, WE tv and IFC primarily related to an increase in marketing expense due to the timing of promotion and marketing of original programming at AMC and WE tv, partially offset by a decrease in such costs at IFC	3,183	1,068
Increase (decrease) in selling, general and administrative expenses at VOOM due primarily to legal expenses in connection with the EchoStar contract dispute	(431)	2,924
Net increase (decrease) in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	(200)	1,159
	$7,105	$12,627

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming and the number of premieres that occur during a quarter.

Restructuring expense of $4,014 and $4,764 for the three and six months ended June 30, 2009 represents primarily the impairment of program rights due to the Company’s decision to discontinue funding the U.S. domestic programming of VOOM.

Newsday

The tables below set forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment.

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$80,062	100%	$88,672	100%	$(8,610)
Technical and operating expenses (excluding depreciation and amortization shown below)	47,241	59	55,069	62	7,828
Selling, general and administrative expenses	28,544	36	28,620	32	76
Restructuring expense (credit)	95	—	(66)	—	(161)
Depreciation and amortization (including impairments)	5,450	7	7,668	9	2,218
Operating loss	$(1,268)	(2)%	$(2,619)	(3)%	$1,351

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$154,794	100%	$172,088	100%	$(17,294)
Technical and operating expenses (excluding depreciation and amortization shown below)	94,070	61	110,763	64	16,693
Selling, general and administrative expenses	55,870	36	56,319	33	449
Restructuring expense (credit)	216	—	(66)	—	(282)
Depreciation and amortization (including impairments)	10,609	7	14,902	9	4,293
Operating loss	$(5,971)	(4)%	$(9,830)	(6)%	$3,859

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended June 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(1,268)	$(2,619)	$1,351
Share-based compensation	947	55	892
Restructuring expense (credit)	95	(66)	161
Depreciation and amortization	5,450	7,668	(2,218)
AOCF	$5,224	$5,038	$186

	Six Months Ended June 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(5,971)	$(9,830)	$3,859
Share-based compensation	1,564	105	1,459
Restructuring expense (credit)	216	(66)	282
Depreciation and amortization	10,609	14,902	(4,293)
AOCF	$6,418	$5,111	$1,307

Revenues, net for the three and six months ended June 30, 2010 decreased $8,610 (10%) and $17,294 (10%), respectively, as compared to revenues, net for the same periods in 2009.  The net decreases are attributable to the following:

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Advertising revenue, net	$59,200	74%	$67,729	76%	$(8,529)
Circulation revenue, net	19,676	25	19,316	22	360
Other revenue, net	1,186	1	1,627	2	(441)
Revenues, net	$80,062	100%	$88,672	100%	$(8,610)

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Advertising revenue, net	$113,697	73%	$130,172	76%	$(16,475)
Circulation revenue, net	38,642	25	38,765	22	(123)
Other revenue, net	2,455	2	3,151	2	(696)
Revenues, net	$154,794	100%	$172,088	100%	$(17,294)

Advertising revenues, net by category are comprised of the following:

	Three Months Ended June 30,
	2010		2009
	Amount	% of net Advertising Revenues	Amount	% of net Advertising Revenues	Favorable (Unfavorable)
Retail	$31,844	54%	$35,325	52%	$(3,481)
National	10,085	17	12,674	19	(2,589)
Classified	17,271	29	19,730	29	(2,459)
Advertising revenues, net	$59,200	100%	$67,729	100%	$(8,529)

	Six Months Ended June 30,
	2010		2009
	Amount	% of net Advertising Revenues	Amount	% of net Advertising Revenues	Favorable Unfavorable
Retail	$59,424	52%	$64,302	49%	$(4,878)
National	21,599	19	27,862	22	(6,263)
Classified	32,674	29	38,008	29	(5,334)
Advertising revenues, net	$113,697	100%	$130,172	100%	$(16,475)

The net decreases in advertising revenue in the three and six months ended June 30, 2010 over the same periods in 2009 are due primarily to the continuing economic environment and are being driven primarily by the home furnishings, home improvements and education categories of retail advertising; wireless, movies and financial categories of national advertising; and real estate, help wanted and automotive categories of classified advertising.

A newspaper’s circulation is the number of copies it distributes on an average day.  Circulation revenue is comprised of home delivery subscriptions, single copy sales at the newsstand or local retail outlets and a small amount associated with Newspaper in Education programs whereby newspapers are delivered to local schools for education programs.  On April 15, 2010, Newsday filed its most recent Publishers statement with the Audit Bureau of Circulation which indicated total paid circulation for the six months ended March 28, 2010 of approximately 335,000 on weekdays, approximately 306,000 on Saturdays and approximately 395,000 on Sundays.  Newsday’s paid circulation for weekdays, Saturdays and Sundays declined 9.1%, 6.8% and 7.4%, respectively, as compared to the same period in the prior year.  The net increase in circulation revenue for the three months ended June 30, 2010 over the prior year is primarily due to the impact of single copy and subscription price increases.  The net decrease in circulation revenue for the six months ended June 30, 2010 over the prior year is primarily due to lower single copy sales volume driven by the elimination of low margin outlets, partially offset by the impact of price increases.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2010 decreased $7,828 (14%) and $16,693 (15%), respectively, as compared to the same periods in 2009.  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.  The net decreases for the three and six months ended June 30, 2010 as compared to the same periods in 2009 are primarily attributable to:

•                  a decrease in newsprint and ink expenses of $3,893 and $9,021, respectively, due to the decline in consumption due to savings from Newsday’s web-width reduction (completed in the second quarter of 2009), a decline in advertising page counts, lower circulation volumes, the exiting of certain shopper publications serving the boroughs of New York City, as well as lower newsprint and ink prices for the six months ended June 30, 2010;

•                  a decrease in distribution expenses of $2,188 and $4,654, respectively driven primarily by declines in circulation and preprint advertising sales volume;

•                  a decrease in production expenses of $1,201 and $1,851, respectively, driven primarily by the cost savings related to headcount reductions and the exiting of certain shopper publications serving the boroughs of New York City associated with the 2009 restructuring plan; and

•                  for the six month period ended June 30, 2010, a decrease of $111 in severance costs.

Selling, general, and administrative expenses for the three and six months ended June 30, 2010 decreased $76 and $449 (1%), respectively, as compared to the same periods in 2009.  Selling, general, and administrative expenses include primarily direct sales and marketing expenses and costs of facilities, information systems, finance, and research and promotion.  The net decreases for both the three and six months ended June 30, 2010 are primarily attributable to a decrease in direct selling expenses driven by advertising revenue declines, as well as decreases in rent and utility expenses due to the exiting of certain leased properties during the fourth quarter of 2009 in conjunction with the 2009 restructuring plan.  These decreases were offset by increases in corporate overhead expenses, as well as increases in share-based compensation expenses and expenses related to Cablevision’s long-term incentive plans.

Depreciation and amortization (including impairments) for the three and six months ended June 30, 2010 decreased $2,218 (29%) and $4,293 (29%), respectively, as compared to the same periods in 2009, primarily due to depreciation expense of $2,013 and $4,025 incurred during the three and six months ended June 30, 2009, respectively, related to two printing presses that were phased out of service in mid-year 2009.  Also included in depreciation expense for the three months ended June 30, 2010 are impairment charges of $260 on fixed assets no longer used in the ordinary course of business, as compared to $740 in the same period in 2009.

Adjusted operating cash flow for the three and six months ended June 30, 2010 increased $186 (4%) and $1,307 (26%), respectively, as compared to the same periods in 2009.  This increase is driven primarily by expense savings initiatives exceeding the pace of advertising revenue declines.

CSC HOLDINGS, LLC

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Cablevision Systems Corporation shareholders	$60,864	$87,008	$135,024	$108,225
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision’s consolidated statements of operations	47,640	20,667	88,406	50,856

Interest income related to cash held at Cablevision	(111)	(256)	(121)	(291)

Interest income included in CSC Holdings’ consolidated statements of operations related to interest on Cablevision’s senior notes held by Newsday Holdings, LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	15,261	15,697	30,967	31,210

Loss on extinguishment of debt and write-off of deferred financing costs related to the repurchase of a portion of Cablevision’s senior notes due April 2012 pursuant to a tender offer	110,049	17	110,049	587

Income tax benefit included in Cablevision’s consolidated statements of operations related to the items listed above	(70,412)	(15,100)	(90,199)	(34,158)
Net income attributable to CSC Holdings LLC’s sole member	$163,291	$108,033	$274,126	$156,429

Refer to Cablevision’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

CASH FLOW DISCUSSION - CABLEVISION

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $786,903 for the six months ended June 30, 2010 compared to $743,934 for the six months ended June 30, 2009.  The 2010 cash provided by operating activities resulted from $625,935 of income before depreciation and amortization (including impairments), $360,140 of non-cash items, and a $7,723 increase in accounts payable and other liabilities.  Partially offsetting these increases was an increase of $84,509 in current and other assets and a $122,386 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights.

Net cash provided by operating activities amounted to $743,934 for the six months ended June 30, 2009. The 2009 cash provided by operating activities resulted from $626,006 of income before depreciation and amortization (including impairments), $304,389 of non-cash items, a $6,832 increase in deferred revenue and a $1,486 decrease in current and other assets.  Partially offsetting these increases was a decrease of

$89,179 in accounts payable and accrued liabilities and a $105,600 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights,

The increase in cash provided by operating activities of $42,969 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $55,680, partially offset by a decrease of $12,711 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $353,296 compared to $345,568 for the six months ended June 30, 2009.  The 2010 investing activities consisted primarily of $355,241 of capital expenditures ($337,415 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $1,945.

Net cash used in investing activities for the six months ended June 30, 2009 was $345,568.  The 2009 investing activities consisted primarily of $355,036 of capital expenditures ($339,148 of which relate to our Telecommunications Services segment) partially offset by other net cash receipts of $9,468.

Financing Activities

Net cash used in financing activities amounted to $152,166 for the six months ended June 30, 2010 compared to $322,209 for the six months ended June 30, 2009.  In 2010, CSC Holdings’ financing activities consisted primarily of $1,078,212 used for the repurchase of senior notes and debentures pursuant to a tender offer, the repayment of the note payable to Madison Square Garden of $190,000, dividend payments to common shareholders of $67,503, additions to deferred financing costs of $39,866 and other net cash payments of $31,408, partially offset by proceeds of $1,250,000 from the issuance of senior notes and net proceeds from bank borrowings of $4,823.

Net cash used in financing activities amounted to $322,209 for the six months ended June 30, 2009.  In 2009, CSC Holdings’ financing activities consisted primarily of $1,277,598 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $195,000, dividend payments to common shareholders of $59,340, additions to deferred financing costs of $28,986 and other net cash payments of $12,205, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

CASH FLOW DISCUSSION - CSC HOLDINGS

Continuing Operations

Operating Activities

Net cash provided by operating activities amounted to $923,297 for the six months ended June 30, 2010 compared to $829,809 for the six months ended June 30, 2009.  The 2010 cash provided by operating activities resulted from $765,037 of income before depreciation and amortization (including impairments), $328,009 of non-cash items, and an increase of $3,546 in accounts payable and other liabilities.  Partially offsetting these increases was a $122,386 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights and a $50,909 increase in current and other assets.

Net cash provided by operating activities amounted to $829,809 for the six months ended June 30, 2009.  The 2009 cash provided by operating activities resulted from $674,210 of income before depreciation and amortization (including impairments), $330,724 of non-cash items, a $6,832 increase in deferred revenue and a $1,350 decrease in current and other assets.  Partially offsetting these increases was a $105,600 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights and a decrease of $77,707 in accounts payable and accrued liabilities.

The increase in cash provided by operating activities of $93,488 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $88,112 and an increase of $5,376 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $353,296 compared to $345,568 for the six months ended June 30, 2009.  The 2010 investing activities consisted primarily of $355,241 of capital expenditures ($337,415 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $1,945.

Net cash used in investing activities for the six months ended June 30, 2009 was $345,568.  The 2009 investing activities consisted primarily of $355,036 of capital expenditures ($339,148 of which relate to our Telecommunications Services segment) partially offset by other net cash receipts of $9,468.

Financing Activities

Net cash used in financing activities amounted to $325,907 for the six months ended June 30, 2010 compared to $415,323 for the six months ended June 30, 2009.  In 2010, CSC Holdings’ financing activities consisted primarily of the repayment of the note payable due to Madison Square Garden of $190,000, net dividend payments to Cablevision of $124,011, additions to deferred financing costs of $13,365 and other net cash payments of $3,354, partially offset by net proceeds from bank borrowings of $4,823.

Net cash used in financing activities amounted to $415,323 for the six months ended June 30, 2009.  In 2009, CSC Holdings’ financing activities consisted primarily of $777,083 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $195,000, dividend payments to Cablevision of $662,410, additions to deferred financing costs of $28,986 and other net cash payments of $2,764, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $9,015 for the six months ended June 30, 2010 and a cash inflow of $16,732 for the six months ended June 30, 2009.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $29,132 for the six months ended June 30, 2010 and resulted from a decrease in accounts payable and other liabilities of $37,778,  an increase in current and other assets of $4,452 and an increase in program rights of $3,470.  Partially offsetting these decreases was net income of $2,477 before depreciation and amortization and non-cash items of $14,091.

Net cash provided by operating activities of discontinued operations amounted to $37,517 for the six months ended June 30, 2009 and resulted from net income of $34,031 before depreciation and amortization, non-cash items of $15,170 and a $30,798 decrease in current and other assets.  Offsetting these increases was a decrease in accounts payable and other liabilities of $24,379, a decrease in deferred revenues of $13,463, and a $4,640 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights.

Investing Activities

Net cash used in investing activities of discontinued operations for the six months ended June 30, 2010 was $5,997 and represents capital expenditures.

Net cash used in investing activities of discontinued operations for the six months ended June 30, 2009 was $29,066 and represents capital expenditures of $23,810 and an increase in restricted cash of $5,256.

Financing Activities

Net cash used in financing activities of discontinued operations for the six months ended June 30, 2010 of $8,204 resulted from additions to deferred financing costs of $8,069 and payments on capital lease obligations of $135.

Net cash used in financing activities of discontinued operations for the six months ended June 30, 2009 of $461 resulted primarily from payments on capital lease obligations.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group (“CNYG”) Class A common stock, CNYG Class B common stock and approximately $2,931,000 of debt securities, including approximately $2,177,000 face value of debt securities held by third party investors and approximately $754,000 held by Newsday Holdings LLC.  The $754,000 of notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

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

Tender Offer for 8% Senior Notes due 2012 Debt

On April 12, 2010, Cablevision announced that it commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 (“April Notes”) for total consideration of $1,105.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,045.00 per $1,000.00 principal amount of notes plus an early tender premium of $60.00 per $1,000.00 principal amount of notes.  In connection with the tender offer, Cablevision repurchased $973,175 aggregate principal amount of the April Notes in the second quarter of 2010.  Tender premiums aggregating approximately $102,000, along with other transaction costs, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the three and six months ended June 30, 2010.  In addition, unamortized deferred financing costs related to the April Notes aggregating approximately $5,000 were written-off during the quarter ending June 30, 2010.

In connection with the tender offer described above, and in accordance with the Company’s agreements with Tribune Company, Cablevision redeemed all of its April Notes held by Newsday Holdings LLC with a face value of $682,000 for approximately $753,717.  Newsday Holdings LLC received $487,500 of Cablevision 7-3/4% senior notes due 2018 and $266,217 of Cablevision 8% senior notes due 2020, all in accordance with the terms of the Newsday $650,000 senior secured credit facility.  The foregoing transaction was consummated on a cashless basis.  As a result of the redemption of the April Notes, CSC Holdings recorded an increase to other member’s equity of $87,090.

Funding for the debt service requirements of our debt securities is provided by our subsidiaries’ operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings’ credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services LLC (“RNS”) and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash on hand, cash generated from operating activities and borrowings under bank credit facilities of the Restricted Group and RNS will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

We have assessed the implications of the recent volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $500,158 under our credit facilities and senior notes as of June 30, 2010.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and RNS revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the six months ended June 30, 2010:

	Restricted Group	Rainbow National Services	Newsday LLC(a)	Other Entities	Eliminations(b)	Total CSC Holdings	Cablevision	Eliminations(c)	Total Cablevision

Bank debt	$4,116,073	$537,500	$650,000	$—	$—	$5,303,573	$—	$—	$5,303,573
Capital lease obligations	—	15,397	1,919	43,238	(6,009)	54,545	—	—	54,545
Senior notes and debentures	3,143,470	299,417	—	—	—	3,442,887	2,918,806	(753,717)	5,607,976
Senior subordinated notes	—	323,944	—	—	—	323,944	—	—	323,944
Collateralized indebtedness relating to stock monetizations	—	—	—	360,086	—	360,086	—	—	360,086
Total debt	$7,259,543	$1,176,258	$651,919	$403,324	$(6,009)	$9,485,035	$2,918,806	$(753,717)	$11,650,124

Interest expense	$214,430	$37,177	$34,447	$16,711	$—	$302,765	$119,373	$(30,967)	$391,171
Capital expenditures	$333,672	$420	$2,317	$18,832	$—	$355,241	$—	$—	$355,241

(a)

CSC Holdings has guaranteed Newsday LLC’s obligation under its $650,000 senior secured credit facility. For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness. The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents capital lease obligations between subsidiaries of the Company that are eliminated in consolidation.
(c)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

The following table provides details of the Company’s capital expenditures for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Capital Expenditures

Consumer premise equipment	$88,224	$76,814	$166,922	$177,847
Scalable infrastructure	36,045	42,066	51,273	64,154
Line extensions	8,325	7,540	16,685	14,445
Upgrade/rebuild	4,938	5,190	8,588	8,640
Support	33,349	23,311	49,496	37,445
Total Cable Television	170,881	154,921	292,964	302,531
Optimum Lightpath	23,500	21,924	44,451	36,617
Total Telecommunications	194,381	176,845	337,415	339,148
Rainbow	4,379	2,760	5,586	4,431
Newsday	1,529	1,453	2,317	3,571
All other (Corporate, Clearview Cinemas, MSG Varsity and PVI)	8,258	5,016	9,923	7,886
Total Cablevision	$208,547	$186,074	$355,241	$355,036

Restricted Group

As of June 30, 2010, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers, of which approximately 2.9 million subscribe to our digital video service), and high-speed data service (approximately 2.6 million customers), and our VoIP services operations (approximately 2.1 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include: capital spending, in particular, the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; distributions to Cablevision to fund dividends payable to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under the Restricted Group’s credit facility.

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

On June 30, 2010, the availability period for $20,000 of revolving credit commitments under CSC Holdings’  Revolving Credit Facility was extended to March 31, 2015 and the maturity date of $4,786 of loans under CSC Holdings’ existing Term A facility was extended to March 31, 2015.

The revolver has no required interim repayments.  The term A-1 loan facility requires quarterly repayments of approximately $10,784 through the remainder of 2010 and approximately $17,254 in 2011.  The extended term A facility is subject to quarterly repayments of approximately $12,142 through March 2012, approximately $18,213 beginning in June 2012 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The term B loan facility is subject to quarterly repayments of approximately $851 through March 2012 and approximately $80,000 beginning on June 30, 2012 through its maturity date in March 2013.  The term B-2 extended loan facility is subject to quarterly repayments of approximately $3,007 through December 2015 and a final payment of approximately $1,085,585 upon maturity in March 2016.  The term B-3 extended loan facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B loan facility.

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  Outstanding borrowings under the revolving credit facility, revolving extended credit facility, term A-1 loan facility, extended term A loan facility, term B-1 loan facility, term B-2 extended loan facility and term B-3 extended loan facility were $44,886, $355,114, $90,584, $473,543, $325,957, $1,151,742 and $1,674,247, respectively, at June 30, 2010.  The weighted average interest rates as of June 30, 2010 on borrowings under the revolving credit facility, revolving extended credit facility, term A-1 loan facility, extended term A loan facility, term B-1 loan facility, term B-2 extended loan facility and term B-3 extended loan facility were 1.10%, 2.60%, 1.10%, 2.60%, 2.10%, 3.60% and 3.35%, respectively.  As of June 30, 2010, $400,000 was drawn and an additional $58,337 of the $1,412,453 revolving credit facility (after giving effect to the amendment and restatement of the Restricted Group credit facility discussed above) was restricted for certain letters of credit issued on behalf of CSC Holdings and $954,116 of the revolver was undrawn and was available to be drawn to meet the net funding and investment requirements of the Restricted Group.

The principal financial covenants, which are not identical for the revolving credit facility, the term A-1 loan facility and the extended term A facility, on the one hand, and the term B loan facility, term B-2 extended loan facility and the term B-3 extended loan facility, on the other, include (i) under the revolving credit facility, the term A-1 loan facility and the extended term A facility, maximum total leverage (as defined in the term A-1 loan facility) of 4.50 times cash flow for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility, the term A-1 loan facility and the extended term A facility, maximum senior secured leverage (as defined in the term A-1 loan facility) of 3.00 times cash flow for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility, the term A-1 loan facility and the extended term A facility, a minimum ratio of cash flow to interest expense (as defined in the term A-1 loan facility) of 2.00 to 1, and (iv) under the revolving credit facility, the term A-1 loan facility and the extended term A facility, a minimum ratio of cash flow less cash taxes to total debt expense (as defined in the term A-1 loan facility to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit CSC Holdings’ ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility, term B-2 extended loan facility and the term B-3 extended loan facility, CSC Holdings’ is limited in its ability to incur additional indebtedness based on 5.00 times cash flow for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio (as defined in the term B loan facility, term B-2 extended loan facility and the term B-3 extended loan facility) of 4.50 times cash flow.

Under the revolving credit facility, the term A-1 loan facility, the extended term A loan facility, the term B loan facility, the term B-2 extended loan facility, and the term B-3 extended loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default;

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

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of June 30, 2010.

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

As of June 30, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 81% of the Company’s outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (58% being fixed rate obligations and 23% is effectively fixed through utilization of these interest rate swap contracts) as of June 30, 2010.  The table below summarizes certain terms of these interest rate swap contracts as of June 30, 2010:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at June 30, 2010*

June 2012	$2,600,000	4.86%	0.54%

*                               Represents the floating rate received by the Company under its interest rate swap contracts at June 30, 2010 and does not represent the rates to be received by the Company on future payments.

Rainbow and Rainbow National Services

RNS, an indirect wholly-owned subsidiary of the Company, owns the Company’s AMC, WE tv and IFC programming operations.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS and borrowings under its revolving credit facilities.  RNS’ principal uses of cash include: the debt service of RNS and the net funding and investment requirements of other Rainbow programming entities including News 12 Networks, MSG Varsity and the net costs of VOOM HD.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $37,500 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facilities.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures

June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit Facility.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at June 30, 2010.

Outstanding borrowings under the term A loan facility and the original revolving credit facility were $437,500 and $100,000, respectively, at June 30, 2010.  At June 30, 2010, the weighted average interest rate on both the term A loan facility and amounts drawn under the original revolving credit facility was 1.35%.  As of June 30, 2010, $100,000 of the RNS revolving credit facility was drawn and RNS had $480,000 in total undrawn revolver commitments consisting of $200,000 under its original revolver and $280,000 under the Incremental Revolver, which undrawn amounts were available to be drawn to meet the net funding and investment requirements of RNS.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of June 30, 2010.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

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

Newsday LLC has a $650,000 senior secured credit facility that is rated Ba3 with a positive outlook by Moody’s and BB by Standard & Poor’s, and is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.   The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The interest rate on the floating rate term loan facility at June 30, 2010 was approximately 6.55%, representing the Eurodollar rate (as defined) plus 6.25%.

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

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of June 30, 2010.

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

Monetization Contract Maturities

In April and June 2010 monetization contracts covering 2,732,184 and 2,668,875 shares, respectively, of our Comcast stock matured.  We settled our obligations under the related Comcast collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction maturing in April and June 2012, respectively.

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2010, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

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

Dividends

On February 24, 2010 and May 5, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.10 and $0.125 per share payable on March 29, 2010 and June 7, 2010 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 8, 2010 and May 17, 2010, respectively.

During the six months ended June 30, 2010, CSC Holdings paid cash dividends to Cablevision aggregating $124,011.  The proceeds were used to fund (i) Cablevision’s dividends paid on March 29, 2010; (ii) Cablevision’s interest payments on certain of its senior notes; and (iii) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares.

On August 4, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.125 per share payable on September 7, 2010 to stockholders of record as of August 16, 2010 on both its CNYG Class A common stock and Class B common stock.

Acquisition of Bresnan Cable

In June 2010, BBHI Holdings LLC (“Holdings Sub”), BBHI Acquisition LLC (“Acquisition Sub”) and CSC Holdings, each of which is a wholly-owned subsidiary of Cablevision, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bresnan Broadband Holdings, LLC (“Bresnan Cable”) and Providence Equity Bresnan Cable LLC.  Pursuant to the Merger Agreement, Holdings Sub has agreed to acquire Bresnan Cable and its subsidiaries (collectively, “Bresnan”), on the terms and subject to the conditions set forth in the Merger Agreement. Pursuant to the Merger Agreement, Acquisition Sub will merge with Bresnan Cable (the “Merger”), with Bresnan Cable being the surviving entity and becoming a direct wholly-owned subsidiary of Holdings Sub and an indirect wholly-owned subsidiary of Cablevision and CSC Holdings.  Holdings Sub will pay a cash purchase price for Bresnan of $1,365,000, subject to a working capital adjustment and certain other potential reductions as set forth in the Merger Agreement.  For income tax purposes, the Merger will be treated as an asset acquisition with a full step-up in tax basis.  Substantially all of the funded indebtedness of Bresnan Cable shall be paid from the sale proceeds at closing, with any remaining amounts counting as a reduction to the purchase price.

The closing of the transactions contemplated by the Merger Agreement is subject to various customary closing conditions, including antitrust clearance and receipt of FCC approvals and franchise approvals covering not less than 80% of Bresnan Cable’s basic subscribers as of the date of the Merger Agreement.

Subject to certain conditions, the Merger Agreement can be terminated by either Holdings Sub or Bresnan Cable if the closing shall not have occurred by December 13, 2010 (the “End Date”), provided that if the conditions relating to antitrust clearance, FCC approvals or franchise approvals have not been satisfied by such date, or if such conditions have been satisfied but the marketing period has not yet ended as of such date, either party can extend the End Date to March 13, 2011. In addition, if on March 13, 2011, the conditions relating to FCC approval or antitrust approvals are not satisfied, Holdings Sub can extend the End Date to June 13, 2011.  As of the date hereof, the condition relating to antitrust clearance has been satisfied.

CSC Holdings, the direct parent of Holdings Sub, has agreed to pay a termination fee of $50,000 (the “Termination Fee”) if the closing does not occur solely due to (i) a termination of the Merger Agreement by Bresnan Cable as a result of a material breach by Holdings Sub or (ii) the failure to receive antitrust clearance or FCC approval (subject to the right of the parties to extend the End Date to March 13, 2011 as described above).  In addition, if Holdings Sub exercises its right to extend the End Date beyond March 13, 2011, the Termination Fee will be payable by CSC Holdings if the closing does not occur by such date.  CSC Holdings has provided to Holdings Sub a commitment to pay $380,000 for equity securities of Holdings Sub, subject to the satisfaction of all closing conditions and funding of the debt financing.  The amount of the equity commitment is subject to increase upon any decrease in the amount of the cash proceeds to be received under the debt commitment letter (discussed below) due to the exercise of the “market flex” provisions applicable thereto.  Except as described in this paragraph, neither Cablevision nor any of its subsidiaries other than Holdings Sub or Acquisition Sub have any obligations under the Merger Agreement or with respect to the transactions contemplated thereby.

Holdings Sub entered into the Debt Commitment Letter with Bank of America, N.A., Citigroup Global Markets Inc., Barclays Bank PLC, Credit Suisse Securities LLC and UBS Securities LLC and certain of its affiliates, pursuant to which the lenders have committed to provide Holdings Sub with an aggregate of $1,090,000 of debt financing.  Neither Cablevision nor any of its subsidiaries other than Holdings Sub, Acquisition Sub and, after the Closing, Bresnan will have any payment obligations or liability with respect to the debt issued in the debt financing.  In addition to certain other conditions, the funding of the debt financing is contingent on the closing of the Merger and the prior or simultaneous funding of CSC Holdings’ equity commitment.  The debt financing is also subject to certain “market flex” provisions that could decrease the amount of cash proceeds received by Holdings Sub under certain circumstances.  The funding of the debt financing is not a condition to the Merger or to the obligations of Holdings Sub or Acquisition Sub under the Merger Agreement.

The closing of the transaction is expected to occur during late 2010 or in the first quarter of 2011. However, there can be no assurances that the conditions to closing set forth in the Merger Agreement will be satisfied or waived or that the closing will occur.

Common Stock Repurchase

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Through June 30, 2010, the Company repurchased an aggregate of 1,077,600 shares for a total cost of $27,180.  These acquired shares have been classified as treasury stock in the Company’s condensed consolidated balance sheet.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Topic 820-10.  ASU No. 2010-06 amends ASC Topic 820-10 to now require that (a) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU No. 2010-06 clarifies existing disclosures on (a) how a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (b) how a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU No. 2010-06 became effective for the Company in 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures will be effective for the Company in the first quarter of 2011.  Early adoption is permitted.  The Company will provide the required disclosures pursuant to the guidance under ASU No. 2010-06 when applicable.

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

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2010, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $360,086 at June 30, 2010.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of June 30, 2010, the fair value and the carrying value of our holdings of Comcast common stock aggregated $373,066.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $37,307.  As of June 30, 2010, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $17,484 a net receivable position.  For the six months ended June 30, 2010, we recorded a net loss on our outstanding equity derivative contracts of $2,741 and recorded unrealized and realized gains of $10,953 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2009, net receivable position	$35,970
Change in fair value, net	(2,741)
Settlement of contracts	(15,745)
Fair value as of June 30, 2010, net receivable position	$17,484

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract as of June 30, 2010 are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast:
	2,668,875	2010	$21.65	$32.48	$32.48
	13,407,684	2011	$13.16 - $17.45	$15.79	$22.68
	5,401,059	2012	$17.57 - $18.65	$21.09	$22.38

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2010, the fair value of our fixed rate debt of $7,100,099 was more than its carrying value of $6,817,007 by $283,092.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2010 would increase the estimated fair value of our fixed rate debt by $297,987 to $7,398,086.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

As of June 30, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  As of June 30, 2010, our outstanding interest rate swap contracts had a fair value and carrying value of $198,504 a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at June 30, 2010 would increase our liability under these derivative contracts by approximately $23,064 to a liability of $221,568.

For the six months ended June 30, 2010, we recorded a net loss on interest rate swap contracts of $56,880, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2009, a net liability position	$(211,462)
Cash payments, net	69,838
Change in fair value, net	(56,880)
Fair value as of June 30, 2010, a net liability position	$(198,504)

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control

During the six months ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(2)

June 1 - 30, 2010	1,077,600	$25.21	1,077,600	$472,830,349

(1)

On June 14, 2010, the Company’s Board of Directors authorized the repurchase of up to $500 million of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.

(2)	Excludes brokerage commissions paid by the Company.

The table above does not include any shares received in connection with participant forfeitures of awards pursuant to the Company’s employee stock plan.

Item 6.                    Exhibits

(a)           Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certifications of the CEO and CFO

101

The following financial statements from Cablevision Systems Corporation’s and CSC Holdings LLC’s Quarterly Report on Form 10-Q for the six months ended June 30, 2010, filed with the Securities and Exchange Commission on August 5, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	August 5, 2010		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC.