Form 10-Q
period 2010-09-30
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2010-11-04
CIK 784681, 1053112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☒	No ☐	Yes ☐	No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒

Number of shares of common stock outstanding as of October 29, 2010:

Cablevision NY Group Class A Common Stock -	245,693,853
Cablevision NY Group Class B Common Stock -	54,354,251
CSC Holdings, LLC Membership Units -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.         FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2010 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, LLC (formerly CSC Holdings, Inc.) (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

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

Item 1.    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$428,391	$245,032
Accounts receivable, trade (less allowance for doubtful accounts of $23,675 and $23,500)	513,112	484,400
Prepaid expenses and other current assets	137,952	147,445
Program rights, net	181,886	162,741
Deferred tax asset	360,604	522,799
Advances to affiliates	6,615	14,278
Investment securities pledged as collateral	194,158	136,059
Derivative contracts	888	37,137
Assets distributed to shareholders in 2010	—	530,559
Total current assets	1,823,606	2,280,450

Property, plant and equipment, net of accumulated depreciation of $8,568,440 and $8,154,738	2,900,376	2,973,581
Other receivables	31,145	29,590
Advances to affiliates	3,867	4,920
Investment securities pledged as collateral	194,158	226,054
Derivative contracts	16,952	8,361
Other assets	48,545	56,790
Program rights, net	626,275	520,565
Deferred carriage fees, net	74,671	91,170
Affiliation, broadcast and other agreements, net of accumulated amortization of $580,415 and $526,790	363,339	416,964
Other amortizable intangible assets, net of accumulated amortization of $139,669 and $115,803	109,491	132,132
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	90,913	90,913
Goodwill	358,210	358,210
Deferred financing and other costs, net of accumulated amortization of $82,598 and $79,407	128,220	111,742
Assets distributed to shareholders in 2010	—	1,522,440
	$7,501,616	$9,555,730

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$439,736	$394,243
Accrued liabilities	624,503	650,193
Accounts payable to affiliates	26,279	21,088
Deferred revenue	75,354	66,879
Program rights obligations	123,874	118,956
Liabilities under derivative contracts	14,897	9,294
Collateralized indebtedness	157,864	171,401
Capital lease obligations	5,976	5,745
Notes payable to affiliate	—	190,000
Bank debt	187,082	360,000
Senior notes	325,746	—
Liabilities distributed to shareholders in 2010	—	307,526
Total current liabilities	1,981,311	2,295,325

Deferred revenue	12,165	13,944
Program rights obligations	353,314	316,896
Liabilities under derivative contracts	194,079	211,696
Other liabilities	318,054	331,216
Deferred tax liability	43,461	47,197
Collateralized indebtedness	194,741	204,431
Capital lease obligations	46,982	50,796
Bank debt	4,969,260	4,938,750
Senior notes and debentures	5,287,048	5,321,883
Senior subordinated notes	324,007	323,817
Liabilities distributed to shareholders in 2010	—	643,038
Total liabilities	13,724,422	14,698,989

Commitments and contingencies

Redeemable noncontrolling interests	16,731	12,175

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 279,188,722 and 274,133,498 shares issued and 245,713,723 and 247,668,143 shares outstanding	2,792	2,741
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,354,251 shares issued and outstanding	544	544
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	2,607	89,741
Accumulated deficit	(5,585,930)	(4,749,714)
	(5,579,987)	(4,656,688)
Treasury stock, at cost (33,474,999 and 26,465,355 CNYG Class A common shares)	(624,213)	(449,507)
Accumulated other comprehensive loss	(36,157)	(49,760)
Total stockholders’ deficiency	(6,240,357)	(5,155,955)
Noncontrolling interest	820	521
Total deficiency	(6,239,537)	(5,155,434)
	$7,501,616	$9,555,730

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues, net (including revenues, net from Madison Square Garden of $2,581, $2,054, $7,140 and $6,818, respectively)	$1,807,551	$1,711,245	$5,362,132	$5,079,714
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $38,343, $28,645, $114,426 and $87,700, respectively)	750,874	689,465	2,214,439	2,088,347
Selling, general and administrative (net of charges to Madison Square Garden of $1,217, $6,950, $6,800 and $19,980, respectively)	410,562	398,071	1,243,277	1,211,457
Restructuring expense (credit)	(568)	1,834	(667)	5,690
Depreciation and amortization (including impairments)	245,497	251,498	732,041	772,962
	1,406,365	1,340,868	4,189,090	4,078,456
Operating income	401,186	370,377	1,173,042	1,001,258
Other income (expense):
Interest expense	(195,338)	(183,085)	(586,509)	(565,190)
Interest income	837	647	2,246	3,386
Gain on sale of programming interests, net	103	455	307	1,674
Gain (loss) on investments, net	15,326	51,543	26,254	(349)
Loss on equity derivative contracts, net	(7,060)	(43,833)	(9,801)	(1,095)
Loss on interest rate swap contracts, net	(24,921)	(44,146)	(81,801)	(63,975)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(110,049)	(22,044)
Miscellaneous, net	431	240	857	569
	(210,622)	(218,179)	(758,496)	(647,024)
Income from continuing operations before income taxes	190,564	152,198	414,546	354,234
Income tax expense	(78,201)	(59,942)	(162,792)	(157,436)
Income from continuing operations	112,363	92,256	251,754	196,798
Income (loss) from discontinued operations, net of income taxes	—	6,343	(4,122)	9,878
Net income	112,363	98,599	247,632	206,676
Net loss (income) attributable to noncontrolling interests	(302)	343	(547)	491
Net income attributable to Cablevision Systems Corporation shareholders	$112,061	$98,942	$247,085	$207,167
Basic net income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.38	$0.32	$0.85	$0.68
Income (loss) from discontinued operations	$—	$0.02	$(0.01)	$0.03
Net income	$0.38	$0.34	$0.84	$0.71
Basic weighted average common shares (in thousands)	293,671	292,346	294,438	291,418
Diluted net income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.37	$0.31	$0.83	$0.66
Income (loss) from discontinued operations	$—	$0.02	$(0.01)	$0.03
Net income	$0.37	$0.33	$0.82	$0.70
Diluted weighted average common shares (in thousands)	302,143	300,079	302,958	297,418
Amounts attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations, net of income taxes	$112,061	$92,599	$251,207	$197,289
Income (loss) from discontinued operations, net of income taxes	—	6,343	(4,122)	9,878
Net income	$112,061	$98,942	$247,085	$207,167
Cash dividends declared per share of common stock	$0.125	$0.10	$0.35	$0.30

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Income from continuing operations	$251,754	$196,798
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	732,041	772,962
Gain on sale of programming interests, net	(307)	(1,674)
Loss (gain) on investments, net	(26,254)	349
Loss on equity derivative contracts, net	9,801	1,095
Loss on extinguishment of debt and write-off of deferred financing costs	110,049	22,044
Amortization of deferred financing costs, discounts on indebtedness and other costs	33,021	36,040
Amortization of other deferred costs	18,887	17,738
Share-based compensation expense related to equity classified awards	43,792	42,684
Deferred income taxes	144,544	141,932
Amortization and write-off of program rights	149,855	131,774
Provision for doubtful accounts	46,591	50,970
Changes in program rights and program rights obligations	(233,923)	(183,972)
Changes in other assets and liabilities	(41,056)	(87,644)
Net cash provided by operating activities	1,238,795	1,141,096

Cash flows from investing activities:
Capital expenditures	(582,395)	(545,920)
Proceeds from sale of equipment, net of costs of disposal	2,032	2,649
Payments for acquisitions, net	(320)	(187)
Proceeds from sale of programming interests	375	1,950
Decrease in investment securities and other investments	100	1,129
Decrease in restricted cash	—	4,875
Capital contributions to Madison Square Garden	—	(148)
Additions to other intangible assets	(1,294)	(4,372)
Net cash used in investing activities	(581,502)	(540,024)

Cash flows from financing activities:
Proceeds from bank debt	400,000	—
Repayment of bank debt	(542,408)	(312,500)
Proceeds from issuance of senior notes	1,250,000	2,138,284
Repurchase of senior notes and debentures, including tender premiums and fees	(1,078,212)	(1,421,378)
Cash held for repurchase of senior notes	—	(869,600)
Repayment of note payable due to Madison Square Garden	(190,000)	—
Proceeds from collateralized indebtedness	148,174	114,791
Repayment of collateralized indebtedness	(148,174)	(114,791)
Proceeds from stock option exercises	19,829	10,998
Dividend distributions to common stockholders	(104,322)	(90,686)
Principal payments on capital lease obligations	(4,033)	(3,087)
Deemed repurchases of restricted stock	(17,623)	(12,378)
Purchase of shares of CNYG Class A common stock held as treasury shares	(157,081)	—
Additions to deferred financing costs	(40,247)	(47,975)
Distributions to noncontrolling interests	(635)	(754)
Net cash used in financing activities	(464,732)	(609,076)

Net increase (decrease) in cash and cash equivalents from continuing operations	192,561	(8,004)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(29,319)	65,082
Net cash used in investing activities	(5,997)	(42,496)
Net cash used in financing activities	(8,204)	(766)
Effect of change in cash related to discontinued operations	34,318	(1,941)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,202)	19,879

Cash and cash equivalents at beginning of year	245,032	252,029

Cash and cash equivalents at end of period	$428,391	$263,904

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$335,583	$204,040
Accounts receivable, trade (less allowance for doubtful accounts of $23,675 and $23,500)	513,112	484,400
Prepaid expenses and other current assets	137,816	147,426
Program rights, net	181,886	162,741
Deferred tax asset	67,479	320,840
Advances to affiliates (primarily due from Cablevision)	505,014	527,559
Investment securities pledged as collateral	194,158	136,059
Derivative contracts	888	37,137
Assets distributed to member in 2010	—	530,559
Total current assets	1,935,936	2,550,761

Property, plant and equipment, net of accumulated depreciation of $8,568,440 and $8,154,738	2,900,376	2,973,581
Other receivables	31,145	29,590
Advances to affiliates	3,867	4,920
Investment securities pledged as collateral	194,158	226,054
Derivative contracts	16,952	8,361
Other assets	48,545	56,790
Program rights, net	626,275	520,565
Deferred carriage fees, net	74,671	91,170
Affiliation, broadcast and other agreements, net of accumulated amortization of $580,415 and $526,790	363,339	416,964
Other amortizable intangible assets, net of accumulated amortization of $139,669 and $115,803	109,491	132,132
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	90,913	90,913
Goodwill	358,210	358,210
Deferred financing and other costs, net of accumulated amortization of $79,354 and $63,803	85,309	87,184
Assets distributed to member in 2010	—	1,522,440
	$7,571,035	$9,801,483

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND TOTAL DEFICIENCY

Current Liabilities:

Accounts payable	$439,736	$394,243
Accrued liabilities	568,254	606,655
Accounts payable to affiliates	26,176	21,088
Deferred revenue	75,354	66,879
Program rights obligations	123,874	118,956
Liabilities under derivative contracts	14,897	9,294
Collateralized indebtedness	157,864	171,401
Capital lease obligations	5,976	5,745
Notes payable to affiliate	—	190,000
Bank debt	187,082	360,000
Senior notes	325,746	—
Liabilities distributed to member in 2010	—	307,526
Total current liabilities	1,924,959	2,251,787

Deferred revenue	12,165	13,944
Program rights obligations	353,314	316,896
Liabilities under derivative contracts	194,079	211,696
Other liabilities	313,827	327,901
Deferred tax liability	213,629	161,691
Collateralized indebtedness	194,741	204,431
Capital lease obligations	46,982	50,796
Bank debt	4,969,260	4,938,750
Senior notes and debentures	3,121,665	3,434,192
Senior subordinated notes	324,007	323,817
Liabilities distributed to member in 2010	—	643,038
Total liabilities	11,668,628	12,878,939

Commitments and contingencies

Redeemable noncontrolling interests	16,731	12,175

Total Deficiency:
Senior notes due from Cablevision	(753,717)	(660,951)
Accumulated deficit	(3,325,270)	(3,363,682)
Other member’s equity (14,432,750 membership units issued and outstanding)	—	984,241
	(4,078,987)	(3,040,392)
Accumulated other comprehensive loss	(36,157)	(49,760)
Total member’s deficiency	(4,115,144)	(3,090,152)
Noncontrolling interest	820	521
Total deficiency	(4,114,324)	(3,089,631)
	$7,571,035	$9,801,483

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues, net (including revenues, net from Madison Square Garden of $2,581, $2,054, $7,140 and $6,818, respectively)	$1,807,551	$1,711,245	$5,362,132	$5,079,714

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $38,343, $28,645, $114,426 and $87,700, respectively)	750,874	689,465	2,214,439	2,088,347
Selling, general and administrative (net of charges to Madison Square Garden of $1,217, $6,950, $6,800 and $19,980, respectively)	410,562	398,071	1,243,277	1,211,457
Restructuring expense (credit)	(568)	1,834	(667)	5,690
Depreciation and amortization (including impairments)	245,497	251,498	732,041	772,962
	1,406,365	1,340,868	4,189,090	4,078,456

Operating income	401,186	370,377	1,173,042	1,001,258

Other income (expense):
Interest expense	(149,484)	(160,586)	(452,249)	(491,835)
Interest income	15,569	16,598	47,824	50,256
Gain on sale of programming interests, net	103	455	307	1,674
Gain (loss) on investments, net	15,326	51,543	26,254	(349)
Loss on equity derivative contracts, net	(7,060)	(43,833)	(9,801)	(1,095)
Loss on interest rate swap contracts, net	(24,921)	(44,146)	(81,801)	(63,975)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(21,457)
Miscellaneous, net	444	240	870	569
	(150,023)	(179,729)	(468,596)	(526,212)
Income from continuing operations before income taxes	251,163	190,648	704,446	475,046
Income tax expense	(102,825)	(73,236)	(277,615)	(204,888)
Income from continuing operations	148,338	117,412	426,831	270,158
Income (loss) from discontinued operations, net of income taxes	—	6,343	(4,122)	9,878
Net income	148,338	123,755	422,709	280,036
Net loss (income) attributable to noncontrolling interests	(302)	343	(547)	491
Net income attributable to CSC Holdings, LLC’s sole member	$148,036	$124,098	$422,162	$280,527

Amounts attributable to CSC Holdings, LLC’s sole member:
Income from continuing operations, net of income taxes	$148,036	$117,755	$426,284	$270,649
Income (loss) from discontinued operations, net of income taxes	—	6,343	(4,122)	9,878
Net income	$148,036	$124,098	$422,162	$280,527

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Income from continuing operations	$426,831	$270,158
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	732,041	772,962
Gain on sale of programming interests, net	(307)	(1,674)
Loss (gain) on investments, net	(26,254)	349
Loss on equity derivative contracts, net	9,801	1,095
Loss on extinguishment of debt and write-off of deferred financing costs	—	21,457
Amortization of deferred financing costs, discounts on indebtedness and other costs	28,951	33,474
Accretion of discount on Cablevision senior notes held by Newsday Holdings LLC	(3,131)	(5,799)
Amortization of other deferred costs	18,887	17,738
Share-based compensation expense related to equity classified awards	43,792	42,684
Deferred income taxes	251,671	186,904
Amortization and write-off of program rights	149,855	131,774
Provision for doubtful accounts	46,591	50,970
Changes in program rights and program rights obligations	(233,923)	(183,972)
Changes in other assets and liabilities	(32,505)	(111,880)
Net cash provided by operating activities	1,412,300	1,226,240

Cash flows from investing activities:
Capital expenditures	(582,395)	(545,920)
Proceeds from sale of equipment, net of costs of disposal	2,032	2,649
Payments for acquisitions, net	(320)	(187)
Proceeds from sale of programming interests	375	1,950
Decrease in investment securities and other investments	100	1,129
Decrease in restricted cash	—	4,875
Capital contributions to Madison Square Garden	—	(148)
Additions to other intangible assets	(1,294)	(4,372)
Net cash used in investing activities	(581,502)	(540,024)

Cash flows from financing activities:
Proceeds from bank debt	400,000	—
Repayment of bank debt	(542,408)	(312,500)
Proceeds from issuance of senior notes	—	1,250,920
Repurchase of senior notes and debentures, including tender premiums and fees	—	(920,863)
Repayment of note payable due to Madison Square Garden	(190,000)	—
Proceeds from collateralized indebtedness	148,174	114,791
Repayment of collateralized indebtedness	(148,174)	(114,791)
Dividend payments to Cablevision, net	(339,317)	(691,442)
Principal payments on capital lease obligations	(4,033)	(3,087)
Additions to deferred financing costs	(13,660)	(28,990)
Distributions to noncontrolling interests	(635)	(754)
Net cash used in financing activities	(690,053)	(706,716)

Net increase (decrease) in cash and cash equivalents from continuing operations	140,745	(20,500)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(29,319)	65,082
Net cash used in investing activities	(5,997)	(42,496)
Net cash used in financing activities	(8,204)	(766)
Effect of change in cash related to discontinued operations	34,318	(1,941)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,202)	19,879

Cash and cash equivalents at beginning of year	204,040	224,095

Cash and cash equivalents at end of period	$335,583	$223,474

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

The financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $2,165,383 of senior notes outstanding at September 30, 2010 (excluding the $753,717 face amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, loss on extinguishment of debt, write-off of deferred financing costs, and income tax expense.  CSC Holdings’ results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC and the accretion of the discount on the 8% senior notes due 2012 issued by Cablevision to CSC Holdings that were redeemed during the second quarter of 2010 (which were replaced with the $753,717 face amount of Cablevision notes discussed above and in Note 10), all of which eliminate in Cablevision’s results of operations.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 3.            DIVIDENDS

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
February 24, 2010	$0.10	March 8, 2010	March 29, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010

During the nine months ended September 30, 2010, CSC Holdings paid cash dividends to Cablevision aggregating $339,317.  The proceeds were used to fund (i) Cablevision’s dividends paid in 2010; (ii) Cablevision’s interest payments on certain of its senior notes; (iii) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares, and (iv) repurchase of shares under Cablevision’s share repurchase program.

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

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision shareholders calculation for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months	Nine Months	Three Months	Nine Months
	Ended September 30, 2010		Ended September 30, 2009
	(in thousands)
Basic weighted average shares outstanding	293,671	294,438	292,346	291,418
Effect of dilution:
Stock options	3,031	3,170	3,018	2,172
Restricted stock awards	5,441	5,350	4,715	3,828
Diluted weighted average shares outstanding	302,143	302,958	300,079	297,418

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period) totaling approximately 39,000 and 278,000 (which include Company options held by Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the three and nine months ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2009, anti-dilutive shares of 636,000 and 2,117,000 (which include Company options held by Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding, respectively.  In addition, 913,400 restricted shares issued pursuant to the Company’s employee stock plan have been excluded from the diluted weighted average shares

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

outstanding for the three and nine months ended September 30, 2010 as the performance criteria on these awards has not yet been satisfied.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.            COMPREHENSIVE INCOME

The following table presents comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$112,363	$148,338	$98,599	$123,755
Other comprehensive income:
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of income taxes	807	807	370	370
Comprehensive income	113,170	149,145	98,969	124,125
Comprehensive loss (income) attributable to noncontrolling interests	(302)	(302)	343	343
Comprehensive income attributable to Cablevision shareholders and CSC Holdings’ member	$112,868	$148,843	$99,312	$124,468

	Nine Months Ended September 30,
	2010		2009
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$247,632	$422,709	$206,676	$280,036
Other comprehensive income:
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of income taxes	2,551	2,551	1,695	1,695
Comprehensive income	250,183	425,260	208,371	281,731
Comprehensive loss (income) attributable to noncontrolling interests	(547)	(547)	491	491
Comprehensive income attributable to Cablevision shareholders and CSC Holdings’ member	$249,636	$424,713	$208,862	$282,222

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 6.            GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and nine months ended September 30, 2010 and 2009, the amount of franchise fees included as a component of net revenue aggregated $33,742 and $100,647 and $32,055 and $95,448, respectively.

NOTE 7.            CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.

During the nine months ended September 30, 2010 and 2009, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2010	2009
Non-Cash Investing and Financing Activities:

Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$23,226	$51,599
Capital lease obligations	450	—
Distribution of the Madison Square Garden business	1,116,416	—

CSC Holdings:

Gain on redemption of Cablevision notes held by Newsday Holdings LLC recognized in equity (CSC Holdings)	87,090	—

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	560,352	515,438
Cash interest paid - continuing operations (CSC Holdings)	441,828	455,725
Cash interest paid - discontinued operations (Cablevision and CSC Holdings)	558	3,044
Income taxes paid, net (Cablevision and CSC Holdings)	18,293	16,506

NOTE 8.                                   DISCONTINUED OPERATIONS AND NET ASSETS DISTRIBUTED TO SHAREHOLDERS IN 2010

On February 9, 2010, the Company completed the MSG Distribution (see Note 1).  As a result, the operating results of the Company’s Madison Square Garden segment through the date of the MSG Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  No gain or loss was recognized in connection with the MSG Distribution.  Operating results of discontinued operations for the period from January 1, 2010 through February 9, 2010 and for the three and nine months ended September 30, 2009 are summarized below:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

January 1, 2010 through February 9, 2010

Madison Square Garden
Revenues, net	$131,695
Income before income taxes	$7,090
Income tax expense(a)	(11,212)
Loss from discontinued operations, net of income taxes	$(4,122)

(a)                      Income tax expense includes $7,368 resulting from the non-deductibility of certain transaction costs associated with the MSG Distribution.

Three Months Ended September 30, 2009

Madison Square Garden
Revenues, net	$128,650
Income before income taxes	$11,005
Income tax expense	(4,662)
Income from discontinued operations, net of income taxes	$6,343

	Nine Months Ended September 30, 2009
	Madison Square Garden	Other	Total
Revenues, net	$548,598	$—	$548,598
Income (loss) before income taxes	$17,496	$(31)	$17,465
Income tax benefit (expense)	(7,600)	13	(7,587)
Income (loss) from discontinued operations, net of income taxes	$9,896	$(18)	$9,878

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the net impact of the MSG Distribution on February 9, 2010 to Cablevision’s stockholders’ deficiency and CSC Holdings’ member’s deficiency:

	Cablevision	CSC Holdings
Increase in total member’s deficiency	$—	$(998,401)
Decrease in paid-in capital	(87,396)	—
Increase in accumulated deficit	(1,040,072)	(129,067)
Decrease in accumulated other comprehensive loss	11,052	11,052
Net assets distributed to shareholders/member in 2010	$(1,116,416)	$(1,116,416)

NOTE 9.            INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$913,373	$913,373
Broadcast rights and other agreements	30,381	30,381
	943,754	943,754
Accumulated amortization
Affiliation agreements and affiliate relationships	(550,034)	(496,409)
Broadcast rights and other agreements	(30,381)	(30,381)
	(580,415)	(526,790)
Affiliation, broadcast and other agreements, net of accumulated amortization	$363,339	$416,964

Gross carrying amount of other amortizable intangible assets
Advertiser relationships	$137,017	$137,017
Other amortizable intangibles	112,143	110,918
	249,160	247,935
Accumulated amortization
Advertiser relationships	(89,982)	(75,353)
Other amortizable intangibles	(49,687)	(40,450)
	(139,669)	(115,803)
Other amortizable intangible assets, net of accumulated amortization	$109,491	$132,132

Other Indefinite-lived intangible assets
FCC licenses and other intangibles	$6,913	$6,913
Trademarks	84,000	84,000
Other indefinite-lived intangible assets	$90,913	$90,913

Affiliation, broadcast and other agreements, net of accumulated amortization	$363,339	$416,964
Other amortizable intangible assets, net of accumulated amortization	109,491	132,132
Other indefinite-lived intangible assets	90,913	90,913
Indefinite-lived cable television franchises	731,848	731,848
Goodwill	358,210	358,210

Total intangible assets, net	$1,653,801	$1,730,067

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Aggregate amortization expense
Nine months ended September 30, 2010		$77,561

Estimated amortization expense
Year ending December 31, 2010	$104,084
Year ending December 31, 2011	95,456
Year ending December 31, 2012	78,144
Year ending December 31, 2013	42,058
Year ending December 31, 2014	17,597

NOTE 10.         DEBT

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

Tender Offers for 8% Senior Notes due 2012 (tender prices per note in dollars)

On April 12, 2010, Cablevision announced that it commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 (“April Notes”) for total consideration of $1,105.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,045.00 per $1,000.00 principal amount of notes plus an early tender premium of $60.00 per $1,000.00 principal amount of notes.  In connection with the tender offer, the Company repurchased $973,175 aggregate principal amount of the April Notes in the second quarter of 2010.  Tender premiums aggregating approximately $102,000, along with other transaction costs of approximately $3,000, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the nine months ended September 30, 2010.  In addition, unamortized deferred financing costs related to the April Notes aggregating approximately $5,000 were written-off during the quarter ended June 30, 2010.

In connection with the tender offer described above, and in accordance with the Company’s agreements with Tribune Company, Cablevision redeemed all of its April Notes held by Newsday Holdings LLC with a face value of $682,000 for $758,968.  Newsday Holdings LLC received $487,500 face amount of Cablevision 7-3/4% senior notes due 2018 and $266,217 face amount of Cablevision 8% senior notes due

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

2020, plus accrued interest from April 15, 2010, all in accordance with the terms of the Newsday $650,000 senior secured credit facility.  As a result of the redemption of the April Notes, CSC Holdings recorded an increase to other member’s equity of $92,192.

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

As of September 30, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 82% of the Company’s outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (59% being fixed rate obligations and 23% is effectively fixed through utilization of these interest rate swap contracts) as of September 30, 2010.  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2010:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2010*
June 2012	$2,600,000	4.86%	0.29%

*                             Represents the floating rate received by the Company under its interest rate swap contracts at September 30, 2010 and does not represent the rates to be received by the Company on future payments.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following represents the location of the assets and liabilities associated with the Company’s derivative instruments within the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009:

Derivatives Not Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments Under ASC Topic 815	Balance Sheet Location	Fair Value at September 30, 2010	Fair Value at December 31, 2009	Fair Value at September 30, 2010	Fair Value at December 31, 2009
Interest rate swap contracts	Current derivative contracts	$—	$—	$—	$9,294
Interest rate swap contracts	Long-term derivative contracts	—	—	194,079	202,168

Prepaid forward contracts	Current derivative contracts	888	37,137	14,897	—
Prepaid forward contracts	Long-term derivative contracts	16,952	8,361	—	9,528
Total derivative contracts		$17,840	$45,498	$208,976	$220,990

The following represents the impact and location of the Company’s derivative instruments within the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

Derivatives Not Designated as		Amount of Loss Recognized		Amount of Loss Recognized
Hedging Instruments Under	Location of Loss	Three Months Ended September 30,		Nine Months Ended September 30,
ASC Topic 815	Recognized	2010	2009	2010	2009
Interest rate swap contracts	Loss on interest rate swap contracts, net	$(24,921)	$(44,146)	$(81,801)	$(63,975)

Prepaid forward contracts	Loss on equity derivative contracts, net	(7,060)	(43,833)	(9,801)	(1,095)
Total derivative contracts		$(31,981)	$(87,979)	$(91,602)	$(65,070)

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

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

At September 30, 2010:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents(a)	$373,167	$—	$—	$373,167
Investment securities	94	—	—	94
Investment securities pledged as collateral	388,316	—	—	388,316
Derivative contracts:
Prepaid forward contracts	—	17,840	—	17,840

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	—	14,897	—	14,897
Interest rate swap contracts	—	194,079	—	194,079

(a)                      Represents the Company’s investment in funds that invest primarily in money market securities.

At December 31, 2009:

	Level I	Level II	Level III	Total
Assets:

Cash equivalents	$214,267	$—	$—	$214,267
Investment securities	96	—	—	96
Investment securities pledged as collateral	362,113	—	—	362,113
Derivative contracts	—	45,498	—	45,498

Liabilities:

Liabilities under derivative contracts	—	220,990	—	220,990

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

The carrying values and estimated fair values of the Company’s financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	September 30, 2010
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$804,498

Debt instruments:
Bank debt(b)	$5,156,342	$5,159,965
Collateralized indebtedness	352,605	350,812
Senior notes and debentures	3,447,411	3,821,417
Senior subordinated notes	324,007	338,000
CSC Holdings total debt instruments	9,280,365	9,670,194

Cablevision senior notes and debentures	2,165,383	2,352,923
Cablevision total debt instruments	$11,445,748	$12,023,117

	December 31, 2009
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$660,951	$721,317

Debt instruments:
Bank debt(b)	$5,298,750	$5,332,245
Collateralized indebtedness	375,832	371,921
Senior notes and debentures	3,434,192	3,717,585
Senior subordinated notes	323,817	342,875
CSC Holdings total debt instruments	9,432,591	9,764,626

Cablevision senior notes and debentures	1,887,691	1,994,670
Cablevision total debt instruments	$11,320,282	$11,759,296

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

NOTE 13.        INCOME TAXES

Cablevision

Cablevision recorded income tax expense of $78,201 and $162,792 for the three and nine months ended September 30, 2010, respectively, reflecting an effective tax rate of 41% and 39%, respectively.  In the second quarter of 2010, Cablevision recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the nine months ended September 30, 2010 would have been 44%.  Cablevision recorded tax benefit relating to uncertain tax positions, including accrued interest, of $134 for the three months ended September 30, 2010 and recorded tax expense of $2,384 for the nine months ended September 30, 2010.  Cablevision recorded tax expense of $7,638 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  In the first quarter of 2010, Cablevision recorded a tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $1,061 and $199 for the three and nine months ended September 30, 2010, respectively.

Cablevision recorded income tax expense of $59,942 and $157,436 for the three and nine months ended September 30, 2009, respectively, reflecting an effective tax rate of 39% and 44%, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during the second quarter of 2009.  In connection with such conversions, Cablevision recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.  Cablevision recorded tax expense relating to uncertain tax positions, including accrued interest, of $508 and $1,245 for the three and nine months ended September 30, 2009, respectively.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $683 and $1,703 for the three and nine months ended September 30, 2009, respectively.

Subsequent to the utilization of Cablevision’s net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision’s net operating loss carry forward as of September 30, 2010 was approximately $1,400,000.

CSC Holdings

CSC Holdings recorded income tax expense of $102,825 and $277,615 for the three and nine months ended September 30, 2010, respectively, reflecting an effective tax rate of 41% and 39%, respectively.  In the second quarter of 2010, CSC Holdings recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the nine months ended September 30, 2010 would have been 42% for the nine months ended September 30, 2010.  CSC Holdings recorded tax benefit relating to uncertain tax positions, including accrued interest, of $134 for the three months ended September 30, 2010 and recorded tax expense of $2,384 for the nine months ended September 30, 2010.  CSC Holdings recorded tax expense of $4,720 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

2010.  In the first quarter of 2010, CSC Holdings recorded tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $1,061 and $199 for the three and nine months ended September 30, 2010, respectively.

CSC Holdings recorded income tax expense of $73,236 and $204,888 for the three and nine months ended September 30, 2009, respectively, reflecting an effective tax rate of 38% and 43%, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during the second quarter of 2009.  In connection with such conversions, CSC Holdings recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards. CSC Holdings recorded tax expense relating to uncertain tax positions, including accrued interest, of $508 and $1,245 for the three and nine months ended September 30, 2009, respectively.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $683 and $1,703 for the three and nine months ended September 30, 2009, respectively.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $6,138 and $16,547 for the three and nine months ended September 30, 2010, respectively, representing the estimated federal income tax liability of CSC Holdings as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

Subsequent to the utilization of CSC Holdings’ net operating loss and tax credit carry forwards, obligations to Cablevision pursuant to the tax allocation policy are expected to increase significantly.  CSC Holdings’ net operating loss carry forward on a separate return basis was approximately $250,000 as of September 30, 2010.

The Company

For the nine months ended September 30, 2010 and 2009, the Company has fully offset estimated federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.  The change in the Company’s deferred tax assets and liabilities is primarily due to the utilization of net operating losses and changes in the differences between the carrying amount and tax bases of assets and liabilities.

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

The Internal Revenue Service approved the Company’s requests to change its tax accounting method for certain installation costs with regard to its Optimum Online and Optimum Voice businesses and with regard to its Lightpath business in February 2010 and August 2010, respectively.  As a result, Cablevision’s net operating loss carry forward increased by approximately $270,000 in aggregate, with a corresponding reduction in the income tax basis of certain fixed assets.  The impact of this adjustment has been reflected in the reported deferred income tax balances as of September 30, 2010.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 14.        BENEFIT PLANS

Components of the estimated net periodic pension cost, recorded in selling, general and administrative expense, for the Company’s qualified and non-qualified defined benefit plans for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009*	2010	2009*
Service cost	$10,164	$11,654	$30,494	$30,644
Interest cost	3,588	3,185	10,763	10,017
Expected return on plan assets, net	(1,509)	(970)	(4,527)	(2,780)
Recognized prior service cost	—	5	—	19
Recognized actuarial loss	1,372	1,033	4,116	3,949
Net periodic benefit cost	$13,615	$14,907	$40,846	$41,849

*                 The table includes net periodic benefit cost of approximately $1,354 and $3,854 for the three and nine months ended September 30, 2009, respectively, relating to Madison Square Garden that was reflected in the Company’s consolidated financial statements in discontinued operations.

The Company contributed $50,000 during the quarter ended September 30, 2010 to the Cablevision Cash Balance Pension Plan, a qualified defined benefit plan.

NOTE 15.        EQUITY PLANS

Treatment of Share-Based Payment Awards After the MSG Distribution

In connection with the MSG Distribution, and as provided for in the Company’s equity plans, each stock option and stock appreciation right (“SAR”) outstanding at the effective date of the MSG Distribution became two options and SARs, one with respect to Cablevision NY Group Class A Common Stock and one with respect to Madison Square Garden Class A common stock.  The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR and the Madison Square Garden option/SAR based on the weighted average trading price of Madison Square Garden’s and Cablevision’s common shares for the ten trading days subsequent to the MSG Distribution and the underlying share amount took into account the 1:4 distribution ratio.  As a result of this adjustment, 82.63% of the pre-MSG Distribution exercise price of options/rights was allocated to the Cablevision options/rights and 17.37% was allocated to the new Madison Square Garden options/rights.  This modification did not result in any additional compensation expense for the nine months ended September 30, 2010.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Cablevision’s Equity Plans

Share-Based Payment Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the nine months ended September 30, 2010:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(b)	Contractual Term (in years)	Aggregate Intrinsic Value(c)
Balance, December 31, 2009	8,820,928	570,000	$13.59	4.94	$118,755
Exercised	(1,745,487)	(156,800)	$9.91
Forfeited/Expired	(161,766)	—	$35.45
Transfers(a)	(6,000)	—	$11.43

Balance, September 30, 2010	6,907,675	413,200	$11.04	4.41	$111,171

Options exercisable at September 30, 2010	3,536,744	413,200	$12.17	4.48	$55,559

Options expected to vest in the future	3,370,931	—	$9.72	4.33	$55,612

Cablevision stock options held by Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision shareholders.  The following table summarizes activity relating to Madison Square Garden employees who held Cablevision stock options for the nine months ended September 30, 2010:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(b)	Contractual Term (in years)	Aggregate Intrinsic Value(c)
Balance, December 31, 2009	456,306	82,200	$15.65	5.06	$5,698
Exercised	(118,850)	—	$8.10
Forfeited/Expired	(13,000)	—	$35.23
Transfers(a)	6,000	—	$11.43

Balance, September 30, 2010	330,456	82,200	$13.62	5.04	$4,110

Options exercisable at September 30, 2010	330,456	82,200	$13.62	5.04	$4,110

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

(c)                      The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on September 30, 2010 or December 31, 2009, as indicated, and September 30, 2010 in the case of the options expected to vest in the future.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s common stock for the 7,618,531 options outstanding that were in-the-money (which includes 4,347,600 exercisable options) at September 30, 2010.  For the nine months ended September 30, 2010, the aggregate intrinsic value of options exercised under Cablevision’s stock option plans was $29,524 determined as of the date of option exercise, plus dividends, as applicable.  When an option is exercised, Cablevision issues new shares of stock.

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the nine months ended September 30, 2010:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)
Unvested award balance, December 31, 2009	7,493,310	—	$18.06
Granted	2,100,360	913,400	$24.00
Vested	(1,550,020)	—	$23.86
Awards forfeited	(132,120)	—	$17.55
Transfers(a)	(122,820)	—	$13.33
Unvested award balance, September 30, 2010	7,788,710	913,400	$16.47

Cablevision restricted shares held by Madison Square Garden employees are not expensed by the Company, however such restricted shares do have a dilutive effect on net income per share attributable to Cablevision shareholders.  The following table summarizes activity relating to Madison Square Garden employees who held Cablevision restricted shares for the nine months ended September 30, 2010:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)
Unvested award balance, December 31, 2009	1,515,974	$17.16
Granted	—	$—
Vested	(262,544)	$24.16
Awards forfeited	(98,600)	$12.76
Transfers(a)	122,820	$13.33
Unvested award balance, September 30, 2010	1,277,650	$12.17

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

During the nine months ended September 30, 2010, 1,812,564 Cablevision restricted shares issued to employees of the Company and Madison Square Garden vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 724,624 of

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

these shares, with an aggregate value of $17,623, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

Cablevision recognizes compensation expense for restricted shares issued to its employees using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the vesting period.

Share-based compensation for continuing operations for the three and nine months ended September 30, 2010 was $15,633 and $45,348, respectively, of which $15,245 and $43,792, respectively, related to equity classified awards.  For the three and nine months ended September 30, 2009, share-based compensation for continuing operations was $14,745 and $47,271, respectively, of which $13,159 and $42,684, respectively, related to equity classified awards.  The Company has recognized stock compensation expense for all options, restricted shares and SARs, including those with respect to Madison Square Garden Class A common stock, granted to the Company’s employees.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to Cablevision, and as a result, those stations and networks were unavailable on the Company’s cable systems.  On October 30, 2010, Cablevision and Fox reached an agreement on new affiliation agreements for these stations and networks and carriage was restored.  Several class action lawsuits have been filed on behalf of Cablevision customers seeking recovery for the lack of Fox programming.  The plaintiffs in those lawsuits have asserted claims for breach of contract, unjust enrichment, and consumer fraud.  The Company believes these claims are without merit and intends to defend these lawsuits vigorously.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues, net from continuing operations
Telecommunications Services	$1,433,450	$1,361,960	$4,276,616	$4,046,244
Rainbow	291,384	260,105	836,932	761,699
Newsday	76,484	79,944	231,278	252,032
All other(a)	19,140	21,274	54,845	59,224
Inter-segment eliminations	(12,907)	(12,038)	(37,539)	(39,485)
	$1,807,551	$1,711,245	$5,362,132	$5,079,714

Inter-segment eliminations are primarily affiliate revenues recognized by our Rainbow segment from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Inter-segment Revenues
Telecommunications Services	$1,748	$1,024	$3,816	$3,117
Rainbow	9,958	9,567	30,195	31,930
Newsday	957	1,212	2,869	3,784
All other	244	235	659	654
	$12,907	$12,038	$37,539	$39,485

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted operating cash flow from continuing operations
Telecommunications Services	$591,871	$574,992	$1,777,273	$1,649,405
Rainbow	96,383	85,937	264,666	245,619
Newsday	3,998	5,573	10,416	10,684
All other(b)(d)	(30,504)	(28,048)	(102,591)	(78,527)
	$661,748	$638,454	$1,949,764	$1,827,181

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(205,158)	$(212,831)	$(612,072)	$(649,248)
Rainbow	(28,386)	(27,502)	(85,164)	(84,502)
Newsday	(4,932)	(5,081)	(15,541)	(19,983)
All other(c)	(7,021)	(6,084)	(19,264)	(19,229)
	$(245,497)	$(251,498)	$(732,041)	$(772,962)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation expense included in continuing operations
Telecommunications Services	$(8,644)	$(7,864)	$(25,271)	$(24,430)
Rainbow	(5,550)	(4,670)	(15,919)	(15,027)
Newsday	(808)	(57)	(2,372)	(162)
All other(c)	(631)	(2,154)	(1,786)	(7,652)
	$(15,633)	$(14,745)	$(45,348)	$(47,271)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restructuring credit (expense) included in continuing operations
Telecommunications Services	$—	$—	$—	$—
Rainbow	579	(402)	839	(5,166)
Newsday	13	(1,259)	(203)	(1,193)
All other(c)	(24)	(173)	31	669
	$568	$(1,834)	$667	$(5,690)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income (loss) from continuing operations
Telecommunications Services	$378,069	$354,297	$1,139,930	$975,727
Rainbow	63,026	53,363	164,422	140,924
Newsday	(1,729)	(824)	(7,700)	(10,654)
All other(b)(d)	(38,180)	(36,459)	(123,610)	(104,739)
	$401,186	$370,377	$1,173,042	$1,001,258

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$439,366	$406,836	$1,296,652	$1,105,997
Other operating loss(b)	(38,180)	(36,459)	(123,610)	(104,739)
Operating income	$401,186	$370,377	$1,173,042	$1,001,258

Items excluded from operating income:
CSC Holdings interest expense	(149,484)	(160,586)	(452,249)	(491,835)
CSC Holdings interest income	800	629	2,088	3,077
CSC Holdings intercompany interest income	14,769	15,969	45,736	47,179
Gain on sale of programming interests, net	103	455	307	1,674
Gain (loss) on investments, net	15,326	51,543	26,254	(349)
Loss on equity derivative contracts, net	(7,060)	(43,833)	(9,801)	(1,095)
Loss on interest rate swap contracts, net	(24,921)	(44,146)	(81,801)	(63,975)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(21,457)
Miscellaneous, net	444	240	870	569
CSC Holdings income from continuing operations before income taxes	251,163	190,648	704,446	475,046
Cablevision interest expense	(45,854)	(22,499)	(134,260)	(73,355)
Intercompany interest expense	(14,769)	(15,969)	(45,736)	(47,179)
Cablevision interest income	37	18	158	309
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(110,049)	(587)
Miscellaneous, net	(13)	—	(13)	—
Cablevision income from continuing operations before income taxes	$190,564	$152,198	$414,546	$354,234

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

The following table summarizes the Company’s capital expenditures by reportable segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capital Expenditures
Telecommunications Services	$210,723	$178,426	$548,138	$517,574
Rainbow	7,120	4,404	12,706	8,835
Newsday	1,025	2,133	3,342	5,704
All other (Corporate, Clearview Cinemas, MSG Varsity and PVI)	8,286	5,921	18,209	13,807
	$227,154	$190,884	$582,395	$545,920

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivable.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company’s consolidated net revenues for the three and nine months ended September 30, 2010 and 2009, or 10% or more of its consolidated net trade receivables at September 30, 2010 and December 31, 2009.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the revenue and charges (credits) related to services provided to or received from Madison Square Garden not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010(a)	2009(a)	2010(a)	2009(a)
Revenues, net	$2,581	$2,054	$7,140	$6,818

Operating expenses (credits):
Technical expenses, net of credits	$38,343	$28,645	$114,426	$87,700

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(1,358)	(1,219)	(7,300)	(3,597)
Health and welfare plan allocations	—	(3,273)	—	(9,624)
Risk management and general insurance allocations	—	(1,594)	(713)	(4,784)
Other	141	(864)	1,213	(1,975)
Selling, general and administrative expenses (credits), subtotal	(1,217)	(6,950)	(6,800)	(19,980)

Operating expenses, net	37,126	21,695	107,626	67,720

Net charges	$34,545	$19,641	$100,486	$60,902

(a)                      Amounts relating to Madison Square Garden for the period prior to the MSG Distribution are eliminated in consolidation.  Operating results of Madison Square Garden are reported in discontinued operations for all periods presented prior to the MSG Distribution.  Corporate overhead costs previously allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution have been reclassified to continuing operations.

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

The closing of the transaction is expected to occur in the fourth quarter of 2010.  However, there can be no assurances that the conditions to closing set forth in the Merger Agreement will be satisfied or waived or that the closing will occur.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Common Stock Repurchase

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Through September 30, 2010, the Company repurchased an aggregate of 6,054,300 shares for a total cost of $157,081, including commissions.  These acquired shares have been classified as treasury stock in Cablevision’s condensed consolidated balance sheet.

Sales Tax Audit

The Company has been under examination by the New York State Department of Taxation and Finance (“NYS”) for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded the audit and issued a proposed assessment (“Notice”) totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount does not include any amounts which could be assessed for periods subsequent to November 2007, including additional interest.  The Notice is not a final assessment at this time, because the Company requested, on a timely basis, further review by the Division of Tax Appeals by filing a petition for an Administrative Law Judge hearing.  The principal audit issue is the amount of Optimum Voice revenue that should be subject to tax.  The Company collected and remitted sales tax on more than 75% of its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company’s reasonable calculation of subscriber interstate and international usage.  NYS has asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  The Company believes that it has substantial defenses to such claim and will continue to vigorously contest the Notice.  No provision has been made for such claim in the accompanying condensed consolidated financial statements.

NOTE 20.         SUBSEQUENT EVENTS

On November 3, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.125 per share payable on December 6, 2010 to stockholders of record as of November 15, 2010 on both its CNYG Class A common stock and CNYG Class B common stock.

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

Telecommunications Services

Our Telecommunications Services segment, which accounted for 80% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2010, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, pay-per-view and video-on-demand.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of homes passed).  As penetration rates increase, the number of available homes to which we can market our services generally decreases, which may contribute to a slower rate of customer and revenue growth in future periods.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase primarily as a result of contractual rate increases and additional service offerings.

Our cable television video services, which accounted for 46% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2010, face competition from incumbent telephone companies and direct broadcast satellite (“DBS”) service providers.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon Communications, Inc. (“Verizon”) and AT&T Inc. (“AT&T”), which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, decide to meet our pricing and/or features or reduce their pricing, our future growth may be negatively impacted.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently approximately 40% of the households according to our estimates).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers such service in competition with us in most of our Connecticut service area.  This competition impacted our video revenue and our video revenue growth rates and may continue to do so in the future.

Our high-speed data services business, which accounted for 17% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2010, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Our growth rate in high-speed data customers and revenues has slowed from the growth rates we have experienced in the past due to our high penetration (54.4% of homes passed at September 30, 2010).  Growth rates have also been impacted, although to a lesser extent, by intense competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

Our VoIP offering, which accounted for 11% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2010, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration (43.7% of homes passed at September 30, 2010).  Growth rates have also been impacted, although to a lesser extent, by intense competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.

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

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2010.

Optimum Lightpath, which accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2010, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Rainbow

In our Rainbow segment, which accounted for 15% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2010, we earn revenues in two principal ways.  First, we receive affiliation payments from cable television system operators (including our cable television systems), DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally earned on a per subscriber basis under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliation fee revenues we earn vary from period to period, operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers”, or are a fixed contractual monthly fee.

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

Newsday

Newsday, which accounted for approximately 4% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2010, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com.

Since Newsday’s acquisition on July 29, 2008, it has experienced a decline in consolidated revenues, as compared to the prior year periods, primarily due to decreased advertising revenues.  The decrease in advertising revenues has resulted from the current economic environment and increased competition for advertising dollars from other media, particularly the Internet.  This decline in consolidated revenues, as compared to the prior year periods, has continued into 2010 and is expected to continue beyond the third quarter of 2010.

Newsday Revenue

Newsday’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  For the nine months ended September 30, 2010, advertising revenues accounted for 73% of the total revenues of Newsday.  Newsday’s business model is largely dependent on advertising revenue.  Advertising revenue is derived from printed ads that run in the newspaper, preprinted advertisements that are inserted into the newspaper, and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  All of these factors, along with the competitive and seasonal factors discussed below, contributed to a challenging advertising sales environment in 2009 and the nine months ended September 30, 2010 and have adversely impacted and are expected to adversely impact our ability to maintain our advertising revenues.  Newsday’s advertising categories most adversely impacted by the current economic downturn include:  the home furnishings, home improvement and education categories within retail advertising, the wireless, movies and financial services categories within national advertising; and the real estate, help wanted and merchandise classified advertising categories.  Additionally, in December 2009, Newsday ceased publishing certain of its unprofitable shopper publications serving the boroughs of New York City, which has also contributed to the decreases observed in the retail and classified advertising categories.

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

The economic downturn in the newspaper industry intensified in the fourth quarter of 2008 and has continued through the third quarter of 2010.  For the three and nine months ended September 30, 2010, Newsday experienced a decline in advertising revenues as compared to the comparable periods in 2009.  If the economic downturn continues and Newsday’s results deteriorate further, it would adversely affect the Company’s consolidated revenues, earnings and operating cash flows causing possible additional impairments of certain of its indefinite-lived trademarks.

For the nine months ended September 30, 2010, circulation revenues accounted for approximately 26% of the total revenues of Newsday.  Newsday’s circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.  Approximately 70% of the circulation revenues were derived from subscription sales for both the nine months ended September 30, 2010 and 2009, which provide readers with the convenience of home delivery, and are an important component of Newsday’s circulation base.  Newsday’s single copy sales comprised approximately 30% of circulation revenue for both the nine months ended September 30, 2010 and 2009.  For the nine months ended September 30, 2010, single copy rates for Newsday were $1.00 per daily copy and ranged from $2.00 to $2.50 per Sunday copy.  These prices reflect Newsday’s most recent price increases to $1.00 per daily copy and $2.50 per Sunday copy initiated in the fourth quarter of 2009.  In addition, Newsday began increasing home delivery subscription rates in April 2010.  These price increases have largely contributed to Newsday’s circulation revenue increases of 11% and 3% over the prior year three and nine month periods, respectively, however, they have had a negative impact on Newsday’s circulation copy volume.  In the past three years, circulation has generally declined throughout the newspaper industry, and Newsday’s newspapers have generally experienced this trend.  A prolonged decrease in circulation volume could adversely impact circulation revenue as well as advertising revenue.

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

In July 2010, Newsday executed new collective bargaining agreements with substantially all of its union workforce.  These agreements resulted in lower union labor compensation costs for the three and nine months ended September 30, 2010 as compared to the same periods in the prior year.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2010		2009
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$1,807,551	100%	$1,711,245	100%	$96,306

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	750,874	42	689,465	40	(61,409)
Selling, general and administrative	410,562	23	398,071	23	(12,491)
Restructuring expense (credit)	(568)	—	1,834	—	2,402
Depreciation and amortization (including impairments)	245,497	14	251,498	15	6,001
Operating income	401,186	22	370,377	22	30,809
Other income (expense):
Interest expense, net	(194,501)	(11)	(182,438)	(11)	(12,063)
Gain on sale of programming interests, net	103	—	455	—	(352)
Gain on investments, net	15,326	1	51,543	3	(36,217)
Loss on equity derivative contracts, net	(7,060)	—	(43,833)	(3)	36,773
Loss on interest rate swap contracts, net	(24,921)	(1)	(44,146)	(3)	19,225
Miscellaneous, net	431	—	240	—	191
Income from continuing operations before income taxes	190,564	11	152,198	9	38,366
Income tax expense	(78,201)	(4)	(59,942)	(4)	(18,259)
Income from continuing operations	112,363	6	92,256	5	20,107
Income from discontinued operations, net of income taxes	—	—	6,343	—	(6,343)
Net income	112,363	6	98,599	6	13,764
Net loss (income) attributable to noncontrolling interests	(302)	—	343	—	(645)
Net income attributable to Cablevision Systems Corporation shareholders	$112,061	6%	$98,942	6%	$13,119

	Nine Months Ended September 30,
	2010		2009
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$5,362,132	100%	$5,079,714	100%	$282,418

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,214,439	41	2,088,347	41	(126,092)
Selling, general and administrative	1,243,277	23	1,211,457	24	(31,820)
Restructuring expense (credit)	(667)	—	5,690	—	6,357
Depreciation and amortization (including impairments)	732,041	14	772,962	15	40,921
Operating income	1,173,042	22	1,001,258	20	171,784
Other income (expense):
Interest expense, net	(584,263)	(11)	(561,804)	(11)	(22,459)
Gain on sale of programming interests, net	307	—	1,674	—	(1,367)
Gain (loss) on investments, net	26,254	—	(349)	—	26,603
Loss on equity derivative contracts, net	(9,801)	—	(1,095)	—	(8,706)
Loss on interest rate swap contracts, net	(81,801)	(2)	(63,975)	(1)	(17,826)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(2)	(22,044)	—	(88,005)
Miscellaneous, net	857	—	569	—	288
Income from continuing operations before income taxes	414,546	8	354,234	7	60,312
Income tax expense	(162,792)	(3)	(157,436)	(3)	(5,356)
Income from continuing operations	251,754	5	196,798	4	54,956
Income (loss) from discontinued operations, net of income taxes	(4,122)	—	9,878	—	(14,000)
Net income	247,632	5	206,676	4	40,956
Net loss (income) attributable to noncontrolling interests	(547)	—	491	—	(1,038)
Net income attributable to Cablevision Systems Corporation shareholders	$247,085	5%	$207,167	4%	$39,918

The following is a reconciliation of operating income to Adjusted Operating Cash Flow (“AOCF”):

	Three Months Ended September 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$401,186	$370,377	$30,809
Share-based compensation	15,633	14,745	888
Depreciation and amortization (including impairments)	245,497	251,498	(6,001)
Restructuring expense (credit)	(568)	1,834	(2,402)
AOCF	$661,748	$638,454	$23,294

	Nine Months Ended September 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$1,173,042	$1,001,258	$171,784
Share-based compensation	45,348	47,271	(1,923)
Depreciation and amortization (including impairments)	732,041	772,962	(40,921)
Restructuring expense (credit)	(667)	5,690	(6,357)
AOCF	$1,949,764	$1,827,181	$122,583

Comparison of Three and Nine Months Ended September 30, 2010 Versus Three and Nine Months Ended September 30, 2009

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

Revenues, net for the three and nine months ended September 30, 2010 increased $96,306 (6%) and $282,418 (6%), respectively, as compared to revenues for the three and nine months ended September 30, 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010

Increase in revenues of the Telecommunications Services segment	$71,490	$230,372
Increase in revenues of the Rainbow segment	31,279	75,233
Decrease in revenues of the Newsday segment	(3,460)	(20,754)
Other net decreases	(2,134)	(4,379)
Inter-segment eliminations	(869)	1,946
	$96,306	$282,418

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

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) increased $61,409 (9%) and $126,092 (6%), respectively, for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010

Increase in expenses of the Telecommunications Services segment	$45,751	$86,255
Increase in expenses of the Rainbow segment	13,867	36,605
Decrease in expenses of the Newsday segment	(1,555)	(18,248)
Other net increases, primarily costs associated with the MSG Varsity network launched in September 2009	3,354	18,277
Inter-segment eliminations	(8)	3,203
	$61,409	$126,092

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $12,491 (3%) and $31,820 (3%), respectively, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010

Increase in expenses of the Telecommunications Services segment	$9,640	$17,090
Increase in expenses of the Rainbow segment	7,846	20,473
Increase (decrease) in expenses of the Newsday segment	421	(28)
Other net decreases	(4,556)	(4,458)
Inter-segment eliminations	(860)	(1,257)
	$12,491	$31,820

The net decreases in other selling, general and administrative expenses of $4,556 and $4,458 are primarily due to an increase in corporate overhead allocations to Newsday, charges to Madison Square Garden in the 2010 periods for transition services, and the net effect of costs allocated to Madison Square Garden in 2009 that were not eliminated as a result of the MSG Distribution that were reclassified to continuing operations.  These decreases were partially offset by transaction related costs of approximately $8,200 associated with the pending acquisition of Bresnan Cable and costs associated with the MSG Varsity network, which was launched in September 2009.

Depreciation and amortization (including impairments) decreased $6,001 (2%) and $40,921 (5%), respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010

Decrease in expenses of the Telecommunications Services segment	$(7,673)	$(37,176)
Increase in expenses of the Rainbow segment	884	662
Decrease in expenses of the Newsday segment	(149)	(4,442)
Other net increases	937	35
	$(6,001)	$(40,921)

Interest expense, net increased $12,063 (7%) and $22,459 (4%), respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase due to higher average interest rates on our indebtedness, including extension fees to lenders	$12,598	$30,147
Net decrease due to change in average debt balances	(152)	(14,396)
Lower (higher) interest income	(190)	1,140
Other net increases (decreases) (including an increase in arrangement fees for term loan extensions to $11,034 for the nine month period in 2010 from $6,192 for the nine month period in 2009)	(193)	5,568
	$12,063	$22,459

See “Liquidity and Capital Resources” discussion below for details regarding our borrower groups.

Gain (loss) on investments, net of $15,326 and $26,254 for the three and nine months ended September 30, 2010, respectively, and $51,543 and $(349), for the three and nine months ended September 30, 2009, respectively, consists primarily of the increase or decrease in the fair value of Comcast common stock owned by the Company.  The effects of these gains and losses are partially offset by the losses and gains on the related equity derivative contracts, net described below.

Loss on equity derivative contracts, net of $7,060 and $9,801 for the three and nine months ended September 30, 2010, respectively, and $43,833 and $1,095 for the three and nine months ended September 30, 2009, respectively, consists of unrealized and realized losses due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses are partially offset by the gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $24,921 and $81,801 for the three and nine months ended September 30, 2010, respectively, and $44,146 and $63,975 for the three and nine months ended September 30, 2009, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company’s floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of shifts in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $110,049 for the nine months ended September 30, 2010 and $22,044 for the nine months ended September 30, 2009.  The 2010 amount represents premiums paid to repurchase a portion of Cablevision senior notes due April 2012 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs related to such repurchases.  The 2009 amount represents the premiums paid to repurchase a portion of Cablevision senior notes due April 2009, CSC Holdings’ senior notes due July 2009, senior debentures due August 2009 and related fees associated with the tender offers.  They also included the write-off of unamortized deferred financing costs related to such repurchases.

Income tax expense:  The Company recorded income tax expense of $78,201 and $162,792 for the three and nine months ended September 30, 2010, respectively, reflecting an effective tax rate of 41% and 39%, respectively.  In the second quarter of 2010, the Company recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the nine months ended September 30, 2010 would have been 44%.  The Company recorded tax benefits relating to uncertain tax positions, including accrued interest, of $134 for the three months ended September 30, 2010 and recorded tax expense of $2,384 for the nine months ended September 30, 2010.  The Company recorded tax expense of $7,638 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  In the first quarter of 2010, the Company recorded a tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $1,061 and $199 for the three and nine months ended September 30, 2010, respectively.

The Company recorded income tax expense of $59,942 and $157,436 for the three and nine months ended September 30, 2009, respectively, reflecting an effective tax rate of 39% and 44%, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during the second quarter of 2009.  In connection with such conversions, the Company recorded tax expense of $6,362 to eliminate deferred taxes relating to certain state net operating loss and credit carry forwards.  The Company recorded tax expense relating to uncertain tax positions, including accrued interest, of $508 and $1,245 for the three and nine months ended September 30, 2009, respectively.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards reduced tax expense by $683 and $1,703 for the three and nine months ended September 30, 2009, respectively.

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

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2010 and 2009 reflects the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010*	2009
Net operating results of Madison Square Garden, including transaction costs, net of income taxes	$—	$6,343	$(4,122)	$9,896
Net operating results of the Rainbow DBS distribution business, net of income taxes	—	—	—	(18)
	$—	$6,343	$(4,122)	$9,878

*                             Includes operating results of the Madison Square Garden segment from January 1, 2010 through the date of the MSG Distribution.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Telecommunications Services segment.

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,433,450	100%	$1,361,960	100%	$71,490
Technical and operating expenses (excluding depreciation and amortization shown below)	586,910	41	541,159	40	(45,751)
Selling, general and administrative expenses	263,313	18	253,673	19	(9,640)
Depreciation and amortization	205,158	14	212,831	16	7,673
Operating income	$378,069	26%	$354,297	26%	$23,772

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$4,276,616	100%	$4,046,244	100%	$230,372
Technical and operating expenses (excluding depreciation and amortization shown below)	1,731,003	40	1,644,748	41	(86,255)
Selling, general and administrative expenses	793,611	19	776,521	19	(17,090)
Depreciation and amortization	612,072	14	649,248	16	37,176
Operating income	$1,139,930	27%	$975,727	24%	$164,203

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$378,069	$354,297	$23,772
Share-based compensation	8,644	7,864	780
Depreciation and amortization	205,158	212,831	(7,673)
AOCF	$591,871	$574,992	$16,879

	Nine Months Ended September 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,139,930	$975,727	$164,203
Share-based compensation	25,271	24,430	841
Depreciation and amortization	612,072	649,248	(37,176)
AOCF	$1,777,273	$1,649,405	$127,868

Revenues, net for the three and nine months ended September 30, 2010 increased $71,490 (5%) and $230,372 (6%), respectively, as compared to revenues, net for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months Ended September 30,		Increase	Percent Increase
	2010	2009	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$805,294	$771,022	$34,272	4%
High-speed data	296,334	286,637	9,697	3
Voice	205,065	194,301	10,764	6
Advertising	35,825	27,519	8,306	30
Other (including installation, home shopping, advertising sales commissions, and other products)	23,447	23,595	(148)	(1)
Total Cable Television	1,365,965	1,303,074	62,891	5
Optimum Lightpath	72,946	65,077	7,869	12
Intra-segment eliminations	(5,461)	(6,191)	730	12
Total Telecommunications Services	$1,433,450	$1,361,960	$71,490	5%

	Nine Months Ended September 30,		Increase	Percent Increase
	2010	2009	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,422,273	$2,301,943	$120,330	5%
High-speed data	890,185	856,141	34,044	4
Voice	604,276	572,994	31,282	5
Advertising	94,823	72,800	22,023	30
Other (including installation, home shopping, advertising sales commissions, and other products)	69,313	69,599	(286)	—
Total Cable Television	4,080,870	3,873,477	207,393	5
Optimum Lightpath	211,857	189,234	22,623	12
Intra-segment eliminations	(16,111)	(16,467)	356	2
Total Telecommunications Services	$4,276,616	$4,046,244	$230,372	6%

Revenue increases reflected above are primarily derived from higher rates (primarily due to an increase in video rates of 3.7% on average, which was implemented beginning in December 2009), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below, including additional services sold to our existing video subscribers, upgrades by video customers from the level of the programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended September 30, 2010 was $149.04 as compared to $149.12 and $141.03 for the three months ended June 30, 2010 and September 30, 2009, respectively.  The average monthly revenue per basic video subscriber for the three months ended June 30, 2010 included revenue from a pay-per-view event that did not recur in the three months ended September 30, 2010.  In addition, the average monthly revenue per basic video subscriber for the three months ended September 30, 2010 included a service outage credit for certain high-speed data customers.

We believe the increase in advertising revenue is primarily due to a general improvement in the cable television advertising market as compared to the same periods in the prior year.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services and lower intra-segment revenue.  The decrease in intra-segment eliminations for the three and nine months ended September 30, 2010 as compared to the same periods in the prior year is primarily a result of Optimum Voice purchasing fewer services from Optimum Lightpath due to certain operational functions now being performed directly within cable operations.  The decrease in the nine month period is partially offset by a reduction of interconnection costs charged to Optimum Lightpath and passed through to Optimum Voice of $5,008 resulting from the resolution of certain disputed amounts between Optimum Lightpath and a third party vendor in the second quarter of 2009.

The following table presents certain subscriber and revenue generating units (“RGUs”) information as of September 30, 2010, June 30, 2010, and September 30, 2009 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of September 30, 2010	As of June 30, 2010	As of September 30, 2009
	(in thousands)

Basic video customers	3,043	3,067	3,066
iO digital video customers	2,921	2,926	2,888
Optimum Online high-speed data customers	2,647	2,637	2,522
Optimum Voice customers	2,129	2,120	2,001
Total revenue generating units	10,740	10,750	10,477

The Company had a net loss of 24,500 and 20,600 basic video customers in the three and nine months ended September 30, 2010, compared to a net loss of 27,300 and 42,300 in the same periods in 2009.

For the three months ended September 30, 2010, the Company lost 9,700 RGUs and for the nine months ended September 30, 2010 the Company added 164,100 RGUs.  The net changes for the three and nine months ended September 30, 2010 include increases in iO digital video customers of approximately 13,100 and 28,100 resulting from the migration from analog to full digital across certain regions of our service area.  The length of the current economic downturn, along with intense competition, could impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2010 increased $45,751 (8%) and $86,255 (5%), respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in programming costs (including costs of on-demand services) due primarily to rate increases (see discussion of MSG networks below) and new program offerings, partially offset by lower subscribers to certain tiers of service	$21,229	$60,088
Nonrecurring settlement of a contractual fee matter related to years prior to 2009 recorded in the second quarter of 2010	—	(23,000)
Increase in field operations and network related costs primarily due to lower capitalizable activities, general cost increases and growth in RGUs	4,158	22,644
Increase in franchise fees due to increase in video revenues and higher rates in certain regions	1,523	5,206
Impact of accrual reversals primarily in the third quarter of 2009 due to legislative changes which clarified the applicability of certain VoIP fees	20,149	18,976
Favorable resolution of certain disputed interconnection costs in the second quarter of 2009	—	6,458
Lower termination and interconnection costs (net of related intra-segment eliminations), partially offset by higher taxes and fees	(1,269)	(3,975)
Intra-segment eliminations	(39)	(142)
	$45,751	$86,255

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

Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG networks, which are owned by Madison Square Garden.  This new long-term affiliation agreement resulted in incremental programming costs to the Company of approximately $7,000 and $22,000 for the three and nine months ended September 30, 2010, respectively, as compared to the amount of programming costs recognized by the Company pursuant to the Company’s arrangement with Madison Square Garden for the same periods in 2009.  This new affiliation agreement provides for the carriage of the MSG Network and MSG Plus program services on the Company’s cable systems in the tri-state area.  This agreement has a term of 10 years, obligates the Company to carry the MSG networks program services on its cable systems and provides for the payment by the Company to the MSG networks of a per subscriber license fee, which fee is increased each year during the term of the agreement.

Selling, general and administrative expenses for the three and nine months ended September 30, 2010 increased $9,640 (4%) and $17,090 (2%), respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in sales and marketing costs primarily due to increased customer promotions, higher commissions, and higher advertising costs, including costs related to program carriage disputes in the nine month period	$3,093	$10,848
Impact of the favorable resolution of litigation, that resulted in a reversal of expense recognized in prior periods, recorded in the third quarter 2009	5,579	5,579
Decrease in customer related costs primarily due to a reduction in call center labor costs due to fewer calls handled, partially offset by increased RGUs and general cost increases	(3,244)	(4,698)
Other net increases primarily due to professional fees and employee related costs	4,270	5,503
Intra-segment eliminations	(58)	(142)
	$9,640	$17,090

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

Depreciation and amortization decreased $7,673 (4%) and $37,176 (6%), respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases.

Adjusted operating cash flow increased $16,879 (3%) and $127,868 (8%), respectively, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  The increase was due to an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.  The nine months ended September 30, 2010 increase includes the $23,000 nonrecurring settlement of a contractual fee matter related to years prior to 2009 recorded in the second quarter of 2010.  Additionally, the increases for the three and nine months ended September 30, 2010 include the impact of the reversal of an accrual in the third quarter of 2009 due to legislative changes which clarified the applicability of certain VoIP fees of $20,149 and $18,976, respectively, and the impact of the favorable resolution of litigation that resulted in a reversal of expense recognized in prior periods recorded in the third quarter 2009 of $5,579.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Rainbow segment.

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$291,384	100%	$260,105	100%	$31,279
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	99,455	34	85,588	33	(13,867)
Selling, general and administrative expenses	101,096	35	93,250	36	(7,846)
Restructuring expense (credit)	(579)	—	402	—	981
Depreciation and amortization (including impairments)	28,386	10	27,502	11	(884)
Operating income	$63,026	22%	$53,363	21%	$9,663

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$836,932	100%	$761,699	100%	$75,233
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	289,360	35	252,755	33	(36,605)
Selling, general and administrative expenses	298,825	36	278,352	37	(20,473)
Restructuring expense (credit)	(839)	—	5,166	1	6,005
Depreciation and amortization (including impairments)	85,164	10	84,502	11	(662)
Operating income	$164,422	20%	$140,924	19%	$23,498

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$63,026	$53,363	$9,663
Share-based compensation	5,550	4,670	880
Restructuring expense (credit)	(579)	402	(981)
Depreciation and amortization	28,386	27,502	884
AOCF	$96,383	$85,937	$10,446

	Nine Months Ended September 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$164,422	$140,924	$23,498
Share-based compensation	15,919	15,027	892
Restructuring expense (credit)	(839)	5,166	(6,005)
Depreciation and amortization	85,164	84,502	662
AOCF	$264,666	$245,619	$19,047

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income (loss):
AMC, WE tv and IFC	$82,309	$79,230	$251,276	$224,802
Other services	(19,283)	(25,867)	(86,854)	(83,878)
	$63,026	$53,363	$164,422	$140,924

Other services primarily consist of Sundance Channel, News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), Rainbow Network Communications (“RNC”), VOOM (the domestic programming of which ceased in January 2009) and certain Rainbow services which we began distributing internationally in July 2009.  The operating losses from Rainbow’s other services for the three and nine months ended September 30, 2010 were attributable primarily to News 12 Networks, RASCO, IFC Entertainment, VOOM, certain internationally distributed Rainbow services, RNC and start up costs at Rainbow’s other services.  The operating losses from Rainbow’s other services for the three and nine months ended September 30, 2009 were attributable primarily to News 12 Networks, VOOM, RASCO and IFC Entertainment (only for the nine month period of 2009).

Revenues, net for the three and nine months ended September 30, 2010 increased $31,279 (12%) and $75,233 (10%), respectively, as compared to revenues for the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in advertising/sponsorship revenues at AMC, WE tv and IFC (only for the nine month period) resulting primarily from higher pricing at AMC and WE tv	$10,858	$33,646
Increase in affiliation fee revenues and other revenues at AMC, WE tv and IFC resulting primarily from increases in affiliation rates and viewing subscribers (see table below)	11,124	30,481
Increase in advertising/sponsorship revenues at Rainbow’s other services (excluding VOOM) including News 12 Networks, RASCO and Sundance	4,632	10,401
Net increase in affiliation fee revenues and other revenues of Rainbow’s other services due primarily to an increase in affiliation fee revenues at Sundance Channel and certain internationally distributed Rainbow services and distribution revenues of IFC Entertainment	5,285	3,713
Decrease for the three month period is due to lower foreign licensing revenues, net at VOOM. Decrease for the nine month period is due to the Company’s decision to discontinue funding the domestic programming of VOOM in January 2009	(620)	(3,008)
	$31,279	$75,233

The decrease in revenues of VOOM for the nine month period was due primarily to the loss of carriage by Cablevision effective January 20, 2009.

Revenue increases discussed above are primarily derived from increases in affiliation fee revenues derived from affiliation rates charged for our services and in the number of viewing subscribers and increases in the level of advertising on our networks.  The following table presents certain viewing subscriber information as of September 30, 2010, June 30, 2010 and September 30, 2009:

	As of September 30, 2010	As of June 30, 2010	As of September 30, 2009
Viewing Subscribers:
AMC	89,300	88,500	86,900
WE tv	64,000	63,700	62,200
IFC	51,100	51,200	49,800
Sundance	39,100	39,000	34,000

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and nine months ended September 30, 2010 increased $13,867 (16%) and $36,605 (14%), respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in programming costs at AMC, WE tv and IFC primarily due to increased amortization of film and non-film content primarily at AMC	$11,907	$29,314
Net increase in programming costs at Rainbow’s other services (excluding VOOM) resulting primarily from the programming costs of certain internationally distributed Rainbow services, increased content acquisition costs at IFC Entertainment and, to a lesser extent, Sundance Channel	2,903	12,231
Decrease in programming costs at VOOM due to the Company’s decision to discontinue funding the domestic programming of VOOM in January 2009	(943)	(4,940)
	$13,867	$36,605

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

Selling, general and administrative expenses for the three months and nine months ended September 30, 2010 increased $7,846 (8%) and $20,473 (7%), respectively, as compared to the same periods in 2009.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in selling, general and administrative costs at Rainbow’s other programming services (excluding VOOM) primarily related to IFC Entertainment, certain internationally distributed Rainbow services and start up costs at Rainbow’s other services	$4,169	$11,645
Net increase in selling, marketing and advertising costs at AMC, WE tv and IFC primarily related to an increase in marketing expense due to the timing of promotion and marketing of original programming and the number of premieres at AMC, partially offset by a decrease in such costs at IFC	4,770	5,838
Increase (decrease) in selling, general and administrative expenses at VOOM due primarily to legal expenses in connection with the EchoStar contract dispute	(2,891)	33
Net increase in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	1,798	2,957
	$7,846	$20,473

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming and the number of premieres that occur during a quarter.

Restructuring credit of $579 and $839 for the three and nine months ended September 30, 2010 represents primarily the negotiated reductions of contract termination costs recorded in 2009 following the Company’s decision to discontinue funding the U.S. domestic programming of VOOM.

Restructuring expense of $402 and $5,166 for the three and nine months ended September 30, 2009 represents primarily the impairment of program rights due to the Company’s decision to discontinue funding the U.S. domestic programming of VOOM.

Depreciation and amortization (including impairments) increased $884 (3%) and $662 (1%) for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  Amortization of intangible assets increased $1,250 and $2,975 for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The increase is primarily due to the increase in amortization resulting from a reduction in the estimated useful life of certain identifiable intangible assets acquired in connection with the acquisition of Sundance Channel in June 2008, partially offset by a decrease in amortization due to certain intangible assets of AMC, WE tv and IFC becoming fully amortized in the second quarter of 2009.  Depreciation expense decreased $366 and $2,313 for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009 due primarily to VOOM.

Newsday

The tables below set forth certain financial information and the percentage that those items bear to revenues, net for the Newsday segment.

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$76,484	100%	$79,944	100%	$(3,460)
Technical and operating expenses (excluding depreciation and amortization shown below)	47,025	61	48,580	61	1,555
Selling, general and administrative expenses	26,269	34	25,848	32	(421)
Restructuring expense (credit)	(13)	—	1,259	2	1,272
Depreciation and amortization (including impairments)	4,932	6	5,081	6	149
Operating loss	$(1,729)	(2)%	$(824)	(1)%	$(905)

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$231,278	100%	$252,032	100%	$(20,754)
Technical and operating expenses (excluding depreciation and amortization shown below)	141,095	61	159,343	63	18,248
Selling, general and administrative expenses	82,139	36	82,167	33	28
Restructuring expense	203	—	1,193	—	990
Depreciation and amortization (including impairments)	15,541	7	19,983	8	4,442
Operating loss	$(7,700)	(3)%	$(10,654)	(4)%	$2,954

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended September 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(1,729)	$(824)	$(905)
Share-based compensation	808	57	751
Restructuring expense (credit)	(13)	1,259	(1,272)
Depreciation and amortization (including impairments)	4,932	5,081	(149)
AOCF	$3,998	$5,573	$(1,575)

	Nine Months Ended September 30,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(7,700)	$(10,654)	$2,954
Share-based compensation	2,372	162	2,210
Restructuring expense	203	1,193	(990)
Depreciation and amortization (including impairments)	15,541	19,983	(4,442)
AOCF	$10,416	$10,684	$(268)

Revenues, net for the three and nine months ended September 30, 2010 decreased $3,460 (4%) and $20,754 (8%), respectively, as compared to revenues, net for the same periods in 2009.  The net decreases are attributable to the following:

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Advertising revenue, net	$54,908	72%	$59,398	74%	$(4,490)
Circulation revenue, net	20,969	27	18,896	24	2,073
Other revenue, net	607	1	1,650	2	(1,043)
Revenues, net	$76,484	100%	$79,944	100%	$(3,460)

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Advertising revenue, net	$168,605	73%	$189,570	75%	$(20,965)
Circulation revenue, net	59,611	26	57,661	23	1,950
Other revenue, net	3,062	1	4,801	2	(1,739)
Revenues, net	$231,278	100%	$252,032	100%	$(20,754)

Advertising revenues, net by category are comprised of the following:

	Three Months Ended September 30,
	2010		2009
	Amount	% of net Advertising Revenues	Amount	% of net Advertising Revenues	Favorable (Unfavorable)

Retail	$28,273	52%	$31,259	53%	$(2,986)
National	10,014	18	10,991	18	(977)
Classified	16,621	30	17,148	29	(527)
Advertising revenues, net	$54,908	100%	$59,398	100%	$(4,490)

	Nine Months Ended September 30,
	2010		2009
	Amount	% of net Advertising Revenues	Amount	% of net Advertising Revenues	Favorable (Unfavorable)

Retail	$87,697	52%	$95,561	50%	$(7,864)
National	31,613	19	38,853	21	(7,240)
Classified	49,295	29	55,156	29	(5,861)
Advertising revenues, net	$168,605	100%	$189,570	100%	$(20,965)

The net decreases in advertising revenue in the three and nine months ended September 30, 2010 over the same periods in 2009 are due primarily to the continued challenging economic environment.  For the three months ended September 30, 2010, these decreases are being driven primarily by the home furnishings, education, and specialty merchandise categories of retail advertising; financial, auto and movies categories of national advertising; and real estate and merchandise categories of classified advertising.  For the nine months ended September 30, 2010, these decreases are being driven primarily by the home furnishings, education, and home improvement categories of retail advertising; wireless, financial and movies categories of national advertising; and real estate, help wanted and merchandise categories of classified advertising.

A newspaper’s circulation is the number of copies it distributes on an average day.  Circulation revenue is comprised of home delivery subscriptions, single copy sales at the newsstand or local retail outlets and a small amount associated with Newspaper in Education programs whereby newspapers are delivered to local schools for education programs.  On October 15, 2010, Newsday filed its most recent Publishers statement with the Audit Bureau of Circulation which indicated total paid circulation for the six months ended September 26, 2010 of approximately 315,000 on weekdays, approximately 296,000 on Saturdays and approximately 376,000 on Sundays.  Newsday’s paid circulation for weekdays, Saturdays and Sundays declined 11.8%, 8.5% and 9.2%, respectively, as compared to the same period in the prior year.  The net increase in circulation revenue for the three and nine months ended September 30, 2010 over the same periods in the prior year is primarily due to the impact of single copy and subscription price increases.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2010 decreased $1,555 (3%) and $18,248 (11%), respectively, as compared to the same periods in 2009.  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.  The net decreases for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 are primarily attributable to:

•                  a decrease in newsprint and ink expenses of $46 and $8,942, respectively, due to the decline in advertising page counts, lower circulation volumes and the exiting of certain shopper publications serving the boroughs of New York City in December 2009, partially offset by the negative effect of higher unit prices for newsprint and ink, as well as a decline in consumption for the nine months ended September 30, 2010 due to savings from Newsday’s web-width reduction (completed in the second quarter of 2009);

•                  a decrease in distribution expenses of $268 and $4,552, respectively, driven primarily by declines in circulation and preprint advertising sales volume;

•                  a decrease in production expenses of $1,202 and $3,655, respectively, driven primarily by the cost savings related to headcount reductions and the exiting of certain shopper publications serving the boroughs of New York City associated with the 2009 restructuring plan, as well as the impact of lower union compensation costs achieved as a result of new collective bargaining agreements executed in July 2010 with substantially all of Newsday’s union workforce.

Selling, general, and administrative expenses increased $421 (2%) for the three months ended September 30, 2010 and decreased $28 for the nine months ended September 30, 2010, as compared to the same periods in 2009.  Selling, general, and administrative expenses include primarily direct sales and marketing expenses and costs of facilities, information systems, finance, and research and promotion.  The net increase for the three months ended September 30, 2010 is primarily attributable to increases in corporate overhead expenses, as well as increases in share-based compensation expenses and expenses related to Cablevision’s long-term incentive plans.  These increases were partially offset by a decrease in direct selling expenses driven by advertising revenue declines, as well as decreases in rent and utility expenses due to the exiting of certain leased properties during the fourth quarter of 2009 in conjunction with the 2009 restructuring plan.

Depreciation and amortization (including impairments) for the three and nine months ended September 30, 2010 decreased $149 (3%) and $4,442 (22%), respectively, as compared to the same periods in 2009.  The net decrease in depreciation and amortization expense for the three months ended September 30, 2010 is primarily from certain fixed assets being fully depreciated, partially offset by depreciation of new fixed assets purchased.  The net decrease in depreciation and amortization expense for the nine months ended September 30, 2010 is primarily due to depreciation expense of $4,025 related to two printing presses that were phased out of service in mid-year 2009.  Also included in depreciation expense for the nine months ended September 30, 2010 are impairment charges of $260 on fixed assets no longer used in the ordinary course of business, as compared to $790, in the same period in 2009.

Adjusted operating cash flow for the three and nine months ended September 30, 2010 decreased $1,575 (28%) and $268 (3%), respectively, as compared to the same periods in 2009.  This decrease is driven primarily by revenue declines outpacing expense savings.

CSC Holdings, LLC

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Cablevision Systems Corporation shareholders	$112,061	$98,942	$247,085	$207,167
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision’s consolidated statements of operations	45,854	22,499	134,260	73,355

Interest income related to cash held at Cablevision	(37)	(18)	(158)	(309)

Interest income included in CSC Holdings’ consolidated statements of operations related to interest on Cablevision’s senior notes held by Newsday Holdings, LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	14,769	15,969	45,736	47,179

Loss on extinguishment of debt and write-off of deferred financing costs related to the repurchase of a portion of Cablevision’s senior notes due April 2012 pursuant to a tender offer	—	—	110,049	587

Miscellaneous, net	13	—	13	—

Income tax benefit included in Cablevision’s consolidated statements of operations related to the items listed above	(24,624)	(13,294)	(114,823)	(47,452)
Net income attributable to CSC Holdings LLC’s sole member	$148,036	$124,098	$422,162	$280,527

Refer to Cablevision’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

CASH FLOW DISCUSSION

Continuing Operations — Cablevision Systems Corporation

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $1,238,795 for the nine months ended September 30, 2010 compared to $1,141,096 for the nine months ended September 30, 2009.  The 2010 cash provided by operating activities resulted from $983,795 of income before depreciation and amortization (including impairments), $529,979 of non-cash items, and a $9,663 increase in accounts payable and other liabilities.  Partially offsetting these increases was a decrease in cash as a result of an increase of $50,719 in current and other assets and a $233,923 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights.

Net cash provided by operating activities amounted to $1,141,096 for the nine months ended September 30, 2009.  The 2009 cash provided by operating activities resulted from $969,760 of income before depreciation and amortization (including impairments), $442,952 of non-cash items, a $8,682 increase in deferred revenue and a $7,658 decrease in current and other assets.  Partially offsetting these increases was a decrease of $103,984 in accounts payable and accrued liabilities and a $183,972 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights.

The increase in cash provided by operating activities of $97,699 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $101,062, partially offset by a decrease of $3,363 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $581,502 compared to $540,024 for the nine months ended September 30, 2009.  The 2010 investing activities consisted primarily of $582,395 of capital expenditures ($548,138 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $893.

Net cash used in investing activities for the nine months ended September 30, 2009 was $540,024.  The 2009 investing activities consisted primarily of $545,920 of capital expenditures ($517,574 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $5,896.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $464,732 for the nine months ended September 30, 2010 compared to $609,076 for the nine months ended September 30, 2009.  In 2010, the Company’s financing activities consisted primarily of $1,078,212 used for the repurchase of senior notes and debentures pursuant to a tender offer, the repayment of the note payable to Madison Square Garden of $190,000, treasury stock purchases of $157,081, net repayments of bank debt of $142,408, dividend payments to common shareholders of $104,322, additions to deferred financing costs of $40,247 and other net cash payments of $2,462, partially offset by proceeds of $1,250,000 from the issuance of senior notes.

Net cash used in financing activities amounted to $609,076 for the nine months ended September 30, 2009.  In 2009, the Company’s financing activities consisted primarily of $1,421,378 used for the repurchase of senior notes and debentures pursuant to tender offers, $869,600 in cash held for the repayment of senior notes and debentures pursuant to tender offers in October 2009, net repayments of bank borrowings of $312,500, dividend payments to common shareholders of $90,686, additions to deferred financing costs of $47,975 and other net cash payments of $5,221, partially offset by proceeds of $2,138,284 from the issuance of senior notes.

Continuing Operations — CSC Holdings, LLC

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $1,412,300 for the nine months ended September 30, 2010 compared to $1,226,240 for the nine months ended September 30, 2009.  The 2010 cash provided by operating activities resulted from $1,158,872 of income before depreciation and amortization (including impairments), and $519,856 of non-cash items.  Partially offsetting these increases was a $233,923 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights and a $30,469 increase in current and other assets and a decrease of $2,036 in accounts payable and other liabilities.

Net cash provided by operating activities amounted to $1,226,240 for the nine months ended September 30, 2009.  The 2009 cash provided by operating activities resulted from $1,043,120 of income before depreciation and amortization (including impairments), $478,972 of non-cash items and a $8,682 increase in deferred revenue.  Partially offsetting these increases was a $183,972 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights and a decrease of $117,290 in accounts payable and accrued liabilities and a $3,272 increase in current and other assets.

The increase in cash provided by operating activities of $186,060 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $156,636 and an increase of $29,424 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $581,502 compared to $540,024 for the nine months ended September 30, 2009.  The 2010 investing activities consisted primarily of $582,395 of capital expenditures ($548,138 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $893.

Net cash used in investing activities for the nine months ended September 30, 2009 was $540,024.  The 2009 investing activities consisted primarily of $545,920 of capital expenditures ($517,574 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $5,896.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $690,053 for the nine months ended September 30, 2010 compared to $706,716 for the nine months ended September 30, 2009.  In 2010, CSC Holdings’ financing activities consisted primarily of net dividend payments to Cablevision of $339,317, the repayment of the note payable due to Madison Square Garden of $190,000, net repayments of bank borrowings of $142,408, additions to deferred financing costs of $13,660 and other net cash payments of $4,668.

Net cash used in financing activities amounted to $706,716 for the nine months ended September 30, 2009.  In 2009, CSC Holdings’ financing activities consisted primarily of $920,863 used for the repurchase of senior notes and debentures pursuant to tender offers, net repayments of bank debt of $312,500, dividend payments to Cablevision of $691,442, additions to deferred financing costs of $28,990 and other net cash payments of $3,841, partially offset by proceeds of $1,250,920 from the issuance of senior notes.

Discontinued Operations — Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $9,202 for the nine months ended September 30, 2010 and a cash inflow of $19,879 for the nine months ended September 30, 2009.

Net Cash Used in Operating Activities

Net cash used in operating activities of discontinued operations amounted to $29,319 for the nine months ended September 30, 2010 and resulted from a decrease in accounts payable and other liabilities of $37,965, an increase in current and other assets of $4,452 and an increase in program rights of $3,470.  Partially offsetting these decreases was net income of $2,477 before depreciation and amortization and non-cash items of $14,091.

Net cash provided by operating activities of discontinued operations amounted to $65,082 for the nine months ended September 30, 2009 and resulted from net income of $9,878 before depreciation and amortization, non-cash items of $70,508 and an increase in deferred revenues of $42,847.  Offsetting these increases was a decrease in accounts payable and other liabilities of $44,617, a decrease in cash resulting from the acquisition of and payment of obligations relating to program rights of $8,870 and a $4,664 increase in current and other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities of discontinued operations for the nine months ended September 30, 2010 was $5,997 and represents capital expenditures.

Net cash used in investing activities of discontinued operations for the nine months ended September 30, 2009 was $42,496 and represents capital expenditures of $37,240 and an increase in restricted cash of $5,256.

Net Cash Used in Financing Activities

Net cash used in financing activities of discontinued operations for the nine months ended September 30, 2010 of $8,204 resulted from additions to deferred financing costs of $8,069 and payments on capital lease obligations of $135.

Net cash used in financing activities of discontinued operations for the nine months ended September 30, 2009 of $766 resulted primarily from payments on capital lease obligations.

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

Tender Offer for 8% Senior Notes due 2012 Debt

On April 12, 2010, Cablevision announced that it commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 (“April Notes”) for total consideration of $1,105.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,045.00 per $1,000.00 principal amount of notes plus an early tender premium of $60.00 per $1,000.00 principal amount of notes.  In connection with the tender offer, Cablevision repurchased $973,175 aggregate principal amount of the April Notes in the second quarter of 2010.  Tender premiums aggregating approximately $102,000, along with other transaction costs of approximately $3,000, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the nine months ended September 30, 2010.  In addition, unamortized deferred financing costs related to the April Notes aggregating approximately $5,000 were written-off during the quarter ending June 30, 2010.

In connection with the tender offer described above, and in accordance with the Company’s agreements with Tribune Company, Cablevision redeemed all of its April Notes held by Newsday Holdings LLC with a face value of $682,000 for approximately $758,968.  Newsday Holdings LLC received $487,500 face amount of Cablevision 7-3/4% senior notes due 2018 and $266,217 face amount of Cablevision 8% senior notes due 2020, plus accrued interest from April 15, 2010, all in accordance with the terms of the Newsday $650,000 senior secured credit facility.  As a result of the redemption of the April Notes, CSC Holdings recorded an increase to other member’s equity of $92,192.

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

We have assessed the implications of the recent volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $512,878 under our credit facilities and senior notes as of September 30, 2010.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and RNS revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

In the longer term, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our ability to access the capital and credit markets.  We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating dividend payments and stock repurchases or other discretionary uses of cash.

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2010:

	Restricted Group	Rainbow National Services	Newsday LLC(a)	Other Entities	Eliminations(b)	Total CSC Holdings	Cablevision	Eliminations(c)	Total Cablevision

Bank debt	$3,985,092	$521,250	$650,000	$—	$—	$5,156,342	$—	$—	$5,156,342
Capital lease obligations	—	15,046	1,772	42,015	(5,875)	52,958	—	—	52,958
Senior notes and debentures	3,147,927	299,484	—	—	—	3,447,411	2,919,100	(753,717)	5,612,794
Senior subordinated notes	—	324,007	—	—	—	324,007	—	—	324,007
Collateralized indebtedness relating to stock monetizations	—	—	—	352,605	—	352,605	—	—	352,605
Total debt	$7,133,019	$1,159,787	$651,772	$394,620	$(5,875)	$9,333,323	$2,919,100	$(753,717)	$11,498,706

Interest expense	$321,281	$55,742	$51,764	$23,462	$—	$452,249	$179,996	$(45,736)	$586,509
Capital expenditures	$543,761	$682	$3,342	$34,610	$—	$582,395	$—	$—	$582,395

(a)                      CSC Holdings has guaranteed Newsday LLC’s obligation under its $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)                     Represents capital lease obligations between subsidiaries of the Company that are eliminated in consolidation.

(c)                      Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

The following table provides details of the Company’s capital expenditures for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capital Expenditures

Consumer premise equipment	$75,738	$84,989	$242,660	$262,836
Scalable infrastructure	59,892	37,151	111,165	101,305
Line extensions	8,768	8,289	25,453	22,734
Upgrade/rebuild	5,164	5,541	13,752	14,181
Support	32,833	23,335	82,329	60,780
Total Cable Television	182,395	159,305	475,359	461,836
Optimum Lightpath	28,328	19,121	72,779	55,738
Total Telecommunications	210,723	178,426	548,138	517,574
Rainbow	7,120	4,404	12,706	8,835
Newsday	1,025	2,133	3,342	5,704
All other (Corporate, Clearview Cinemas, MSG Varsity and PVI)	8,286	5,921	18,209	13,807
Total Cablevision	$227,154	$190,884	$582,395	$545,920

Restricted Group

As of September 30, 2010, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.0 million basic video customers, of which approximately 2.9 million subscribe to our digital video service), and high-speed data service (approximately 2.6 million customers), and our VoIP services operations (approximately 2.1 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  Outstanding borrowings under the revolving credit facility, revolving extended credit facility, term A-1 loan facility, extended term A loan facility, term B-1 loan facility, term B-2 extended loan facility and term B-3 extended loan facility were $33,665, $266,335, $79,800, $461,401, $325,105, $1,148,735 and $1,670,051, respectively, at September 30, 2010.  The weighted average interest rates as of September 30, 2010 on borrowings under the revolving credit facility, revolving extended credit facility, term A-1 loan facility, extended term A loan facility, term B-1 loan facility, term B-2 extended loan facility and term B-3 extended loan facility were 1.01%, 2.51%, 1.01%, 2.51%, 2.01%, 3.51% and 3.26%, respectively.  As of September 30, 2010, $300,000 was drawn and an additional $58,337 of the $1,412,453 revolving credit facility (after giving effect to the amendment and restatement of the Restricted Group credit facility discussed above) was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,054,116 of the revolver was undrawn and was available to be drawn to meet the net funding and investment requirements of the Restricted Group.

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

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of September 30, 2010.

As of September 30, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 82% of the Company’s outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (59% being fixed rate obligations and 23% is effectively fixed through utilization of these interest rate swap contracts) as of September 30, 2010.  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2010:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2010*

June 2012	$2,600,000	4.86%	0.29%

*                               Represents the floating rate received by the Company under its interest rate swap contracts at September 30, 2010 and does not represent the rates to be received by the Company on future payments.

Rainbow National Services

RNS, an indirect wholly-owned subsidiary of the Company, owns the Company’s AMC, WE tv and IFC programming operations.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS and borrowings under its revolving credit facilities.  RNS’ principal uses of cash include: the debt service of RNS and the net funding and investment requirements of other Rainbow programming entities including News 12 Networks, MSG Varsity and the net costs of VOOM HD.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $43,750 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facilities.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit

Facility.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at September 30, 2010.

Outstanding borrowings under the term A loan facility and the original revolving credit facility were $431,250 and $90,000, respectively, at September 30, 2010.  At September 30, 2010, the weighted average interest rate on both the term A loan facility and amounts drawn under the original revolving credit facility was 1.26%.  As of September 30, 2010, $90,000 of the RNS revolving credit facility was drawn and RNS had $490,000 in total undrawn revolver commitments consisting of $210,000 under its original revolver and $280,000 under the Incremental Revolver, which undrawn amounts were available to be drawn to meet the net funding and investment requirements of RNS.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of September 30, 2010.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday LLC has a $650,000 senior secured credit facility is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.   The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The interest rate on the floating rate term loan facility at September 30, 2010 was approximately 6.78%, representing the Eurodollar rate (as defined) plus 6.25%.

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

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of September 30, 2010.

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

Monetization Contracts Maturities

In April, June and August 2010 monetization contracts covering 2,732,184, 2,668,875 and 2,668,875 shares, respectively, of our Comcast stock matured.  We settled our obligations under the related Comcast collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction maturing in April, June and August 2012, respectively.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2010, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our consolidated balance sheets with changes in value reflected in our consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Dividends

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 24, 2010	$0.10	March 8, 2010	March 29, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010

On November 3, 2010, the Board of Directors of Cablevision declared a cash dividend of $0.125 per share payable on December 6, 2010 to stockholders of record as of November 15, 2010 on both its CNYG Class A common stock and Class B common stock.

During the nine months ended September 30, 2010, CSC Holdings paid cash dividends to Cablevision aggregating $339,317. The proceeds were used to fund (i) Cablevision’s dividends paid in 2010; (ii) Cablevision’s interest payments on certain of its senior notes; (iii) Cablevision’s payments of payroll related taxes upon the vesting of certain restricted shares, and (iv) repurchase of shares under Cablevision’s share repurchase program.

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

The closing of the transaction is expected to occur in the fourth quarter of 2010. However, there can be no assurances that the conditions to closing set forth in the Merger Agreement will be satisfied or waived or that the closing will occur.

Common Stock Repurchase

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock. Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market. Size and timing of these purchases will be determined based on market conditions and other factors. Funding for the repurchase program will be met with cash on hand and/or borrowings under CSC Holdings’ revolving credit facility which would be distributed to Cablevision. Through September 30, 2010, the Company repurchased an aggregate of 6,054,300 shares for a total cost of $157,081, including commissions. These acquired shares have been classified as treasury stock in the Company’s condensed consolidated balance sheet. As of September 30, 2010, we had approximately $342,980 of availability remaining under our stock repurchase authorization.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) Topic 820-10. ASU No. 2010-06 amends ASC Topic 820-10 to now require that (a) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU No. 2010-06 clarifies existing disclosures on (a) how a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (b) how a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective in 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in

Level 3 fair value measurements. These disclosures will be effective in the first quarter of 2011. Early adoption is permitted. We will provide the required disclosures pursuant to the guidance under ASU No. 2010-06 when applicable.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011. Early adoption is permitted. We have not yet determined the impact that the adoption of ASU No. 2009-13 will have on our financial statements.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2010, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $352,605 at September 30, 2010.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of September 30, 2010, the fair value and the carrying value of our holdings of Comcast common stock aggregated $388,316.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $38,832.  As of September 30, 2010, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $2,943 a net receivable position.  For the nine months ended September 30, 2010, we recorded a net loss on our outstanding equity derivative contracts of $9,801 and recorded unrealized and realized gains of $26,203 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2009, net receivable position	$35,970
Change in fair value, net	(9,801)
Settlement of contracts	(23,226)
Fair value as of September 30, 2010, net receivable position	$2,943

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract as of September 30, 2010 are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast:
	13,407,684	2011	$13.16 - $17.45	$15.79	$22.68
	8,069,934	2012	$17.57 - $18.85	$21.09	$22.62

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2010, the fair value of our fixed rate debt of $7,391,774 was more than its carrying value of $6,814,407 by $577,367.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2010 would increase the estimated fair value of our fixed rate debt by $339,028 to $7,730,802.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

As of September 30, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company’s floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  As of September 30, 2010, our outstanding interest rate swap contracts had a fair value and carrying value of $194,079 a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at September 30, 2010 would increase our liability under these derivative contracts by approximately $18,701 to a liability of $212,780.

For the nine months ended September 30, 2010, we recorded a net loss on interest rate swap contracts of $81,801, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2009, a net liability position	$(211,462)
Cash payments, net	99,184
Change in fair value, net	(81,801)
Fair value as of September 30, 2010, a net liability position	$(194,079)

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control

During the nine months ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to Cablevision, and as a result, those stations and networks were unavailable on the Company’s cable systems.  On October 30, 2010, Cablevision and Fox reached an agreement on new affiliation agreements for these stations and networks and carriage was restored.  Several class action lawsuits have been filed on behalf of Cablevision customers seeking recovery for the lack of Fox programming.  The plaintiffs in those lawsuits have asserted claims for breach of contract, unjust enrichment, and consumer fraud.  The Company believes these claims are without merit and intends to defend these lawsuits vigorously.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information concerning transactions under Cablevision’s share repurchase program during the three month period ended September 30, 2010.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(2)

August 1-31, 2010	2,398,100	$25.65	3,475,700	$411,316,906
September 1-30, 2010	2,578,600	26.50	6,054,300	342,980,046

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

101

The following financial statements from Cablevision Systems Corporation’s and CSC Holdings LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 4, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Combined Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	November 4, 2010		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC.