Form 10-K
period 2010-12-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2011-02-16
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to _______

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-3415180

1-9046	CSC Holdings, LLC Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	27-0726696

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:

Cablevision Systems Corporation
Cablevision NY Group Class A Common Stock	New York Stock Exchange

CSC Holdings, LLC	None

Securities registered pursuant to Section 12(g) of the Act:

Cablevision Systems Corporation	None
CSC Holdings, LLC	None

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Cablevision Systems Corporation	Yes ☒ No ☐
CSC Holdings, LLC	Yes ☐ No ☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Cablevision Systems Corporation	Yes ☐ No ☒
CSC Holdings, LLC	Yes ☐ No ☒

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

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller reporting company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☐	No ☐
CSC Holdings, LLC	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☒	No ☐	Yes ☐	No ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐ No ☒
CSC Holdings, LLC	Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2010:  $5,779,402,596

Number of shares of common stock outstanding as of February 11, 2011:

Cablevision NY Group Class A Common Stock -	236,562,507
Cablevision NY Group Class B Common Stock -	54,148,223
CSC Holdings, LLC Interests of Member -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

Documents incorporated by reference - Cablevision Systems Corporation intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part II, Item 5 and Part III of Form 10-K.

*
Some or all of these items are omitted because Cablevision intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part II, Item 5 and Part III of Form 10-K.

PART I

Item 1.	Business

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC, formerly CSC Holdings, Inc. ("CSC Holdings" and collectively with Cablevision, the "Company" or the "Registrants").

Cablevision Systems Corporation

Cablevision is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding membership interests in CSC Holdings and its liabilities include approximately $2.2 billion of senior notes which amount does not include approximately $754 million of its senior notes held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $754 million of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in the consolidated deficiency of CSC Holdings.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is one of the largest cable operators in the United States based on the number of basic video subscribers.  We also operate cable programming networks, entertainment businesses, telecommunications companies and a newspaper publishing business.  As of December 31, 2010, we served approximately 3 million basic video subscribers in and around the New York metropolitan area and approximately 300,000 basic video subscribers in Montana, Wyoming, Colorado and Utah, acquired in December 2010 (see discussion of the Bresnan Cable acquisition below), making us the fifth largest cable operator in the United States based on the number of basic video subscribers.  We believe that our cable television systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of basic video subscribers).  Through our wholly-owned subsidiary, Rainbow Media Holdings LLC ("Rainbow Media Holdings"), we have ownership interests in national and international programming networks.  As discussed below, we are currently moving forward with the proposed spin-off of Rainbow Media Holdings.  Through Cablevision Lightpath, Inc. ("Optimum Lightpath"), our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market.  In addition, we own approximately 97.2% of Newsday LLC which operates a newspaper publishing business.  We also own regional news and high school sports programming services, a motion picture theater business and a cable television advertising sales business.

We classify our operations into three segments: Telecommunications Services; Rainbow; and Other.  Our Telecommunications Services segment includes our cable television business, including its video, high-speed data, and Voice over Internet Protocol ("VoIP") operations and the operations of the commercial high-speed data and voice services provided by Optimum Lightpath.  It also includes the operations of Bresnan Cable which was acquired in December 2010 (see discussion below).  Our Rainbow segment consists principally of our interests in national programming networks, including AMC, WE tv, IFC, and Sundance Channel, and IFC Entertainment.  Our Other segment includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com., (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Rainbow Advertising Sales Corporation ("RASCO"), and (vi) certain other businesses and unallocated corporate costs.

(1)

In addition, we own 21,477,618 shares of Comcast Corporation ("Comcast") common stock that we received in connection with asset sales in prior years and that we monetized through the execution of prepaid forward contracts, that have been collateralized by an equivalent amount of Comcast common stock.

Proposed Distribution of Rainbow Media Holdings

On December 16, 2010, the Company announced that Cablevision's Board of Directors authorized Cablevision's management to move forward with the leveraged spin-off of Rainbow Media Holdings to Cablevision's stockholders (the "Rainbow Distribution").  The Rainbow Distribution would be structured as a tax-free pro rata distribution to stockholders and is expected to be completed by mid-year 2011, subject to necessary approvals.  As part of the Rainbow Distribution, a refinancing of what will be the new Rainbow Media Holdings would create new debt, a portion of which would be used to repay all outstanding Rainbow National Services LLC ("RNS") debt and approximately $1.25 billion of Cablevision and/or CSC Holdings debt.  It is anticipated that the Rainbow Distribution would be in the form of a pro rata distribution to all stockholders of Cablevision, with holders of Cablevision New York Group ("CNYG") Class A common stock receiving Class A shares in Rainbow Media Holdings and holders of CNYG Class B common stock receiving Class B shares in Rainbow Media Holdings.  Both Cablevision and Rainbow Media Holdings would continue to be controlled by the Dolan family through their ownership of Class B shares.

The new Rainbow Media Holdings' assets will include the Rainbow segment, which consists of:

•	National programming networks: primarily AMC, WE tv, IFC, and Sundance Channel;
•	IFC Entertainment, an independent film business that consists of multiple brands - including IFC Films, IFC Productions and the IFC Center; and
•	Rainbow Network Communications, a full service network programming origination and distribution company, delivering programming to the cable, satellite and broadcast industries.

Businesses that will remain a part of Cablevision include the Telecommunications Services segment, Newsday and other businesses included in the Other segment.

Completion of the Rainbow Distribution is subject to a number of external conditions, including receipt of a private letter ruling from the Internal Revenue Service ("IRS"), the filing and effectiveness of a Form 10 with the Securities and Exchange Commission and the finalization of the terms and conditions of the required financing, as well as final approval by Cablevision's Board of Directors.  In late November 2010, the Company submitted a private letter ruling request to the IRS.

Acquisition of Bresnan Cable

On December 14, 2010, BBHI Holdings LLC ("Holdings Sub"), BBHI Acquisition LLC ("Acquisition Sub") and CSC Holdings, each of which is a wholly-owned subsidiary of Cablevision, consummated the acquisition of Bresnan Broadband Holdings, LLC ("Bresnan Cable").  The purchase price was approximately $1.366 billion subject to final working capital and certain other adjustments.  The acquisition was financed using an equity contribution by CSC Holdings of $395 million, which CSC Holdings borrowed under its revolving credit facility, and debt consisting of an undrawn $75 million revolving credit facility, a $765 million term loan facility and $250 million 8.0% senior notes due 2018.

Distribution of Madison Square Garden

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, Inc. ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock held of record at the close of business in New York City on January 25, 2010 (the "MSG Distribution Record Date") and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the MSG Distribution Record Date.  For additional information concerning the MSG Distribution, see "Item 8.  Financial Statements and Supplementary Data" and our Current Report on Form 8-K filed on February 10, 2010.

(2)

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

Our cable television systems offer varying packages of video service.  In our New York metropolitan service area, the video service is marketed under the Optimum and iO brand names.  Our cable television systems in Montana, Wyoming, Colorado and Utah (the "Bresnan Cable service area") currently use the Bresnan name to market video product offerings.  Our video services may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax.  We also offer digital video service, which enables customers to receive video on demand and subscription video on demand services, as well as additional viewing channels.

Our cable television revenues are derived principally from monthly fees paid by subscribers.  In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, video on demand and subscription video on demand program services, from the sale of advertising time on advertiser supported programming and from installation and equipment charges.  Certain services and equipment provided by substantially all of our cable television systems are subject to regulation.  See "Regulation - Cable Television."

We also provide high-speed data services using our cable television broadband network.  High-speed data services are provided to customers through a cable modem device.  The high-speed data service is marketed as "Optimum Online" in the New York metropolitan service area and as "Bresnan OnLine" in the Bresnan Cable service area.

The Company offers VoIP technology services exclusively to our Optimum Online subscribers, marketed as "Optimum Voice" in the New York metropolitan area.  The Company also offers VoIP technology services to customers in the Bresnan Cable service area, marketed as "Bresnan Digital Phone".

Through Optimum Lightpath, a business broadband service provider, we provide telecommunications services to the business market in the greater New York metropolitan area.  Optimum Lightpath provides converged data, Internet and voice solutions to mid-sized and large businesses, hospital systems, municipalities, and school systems.  As of December 31, 2010, Optimum Lightpath serviced 4,400 buildings.  Optimum Lightpath has built an advanced fiber optic network extending more than 4,350 route miles (225,000 fiber miles) throughout the New York metropolitan area.

In addition, Bresnan Business Services provides high-speed data, voice, and video solutions to business and institutions of all sizes within the Bresnan Cable service area.

(3)

The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations as of the dates indicated:

	As of December 31,
	New York Metropolitan Service Area 2010	Bresnan Cable Service Area 2010(1)	Total 2010	2009	2008
	(in thousands, except per subscriber amounts)
Revenue Generating Units:
Basic Video Customers(2)	3,008	306	3,314	3,063	3,108
Digital Video Customers	2,906	205	3,111	2,893	2,837
High-Speed Data Customers	2,653	239	2,892	2,568	2,455
Voice Customers	2,138	131	2,269	2,052	1,878
Total Revenue Generating Units	10,705	881	11,586	10,576	10,278
Total Voice Lines(3)	2,731	148	2,879	2,577	2,300
Customer Relationships(4)	3,298	350	3,648	3,314	3,325

Homes Passed(5)	4,882	650	5,532	4,829	4,732

Penetration:
Basic Video Customers to Homes Passed	61.6%	47.1%	59.9%	63.4%	65.7%
Digital Customers to Basic Penetration	96.6%	66.9%	93.9%	94.4%	91.3%
High-Speed Data Customers to Homes Passed	54.3%	36.8%	52.3%	53.2%	51.9%
Voice Customers to Homes Passed	43.8%	20.2%	41.0%	42.5%	39.7%

Average Monthly Revenue per Basic Video Customer ("RPS")(6)	$150.68	*	*	$144.03	$134.85
______________
*	Not meaningful.
(1)	Reflects data related to Bresnan Cable which was acquired by the Company on December 14, 2010.
(2)
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

(3)	Total lines of voice services for the Telecommunications services segment.
(4)	Customer relationships represent the number of customers who receive at least one of our services.
(5)
Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(6)
RPS is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath for the fourth quarter of each year presented by the average number of basic video customers served by our cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude our Optimum Lightpath operations because Optimum Lightpath's third-party revenues are unrelated to our cable television system customers.

(4)

Subscriber Rates and Services; Marketing and Sales

New York Metropolitan Service Area

Basic Cable

Our cable television systems offer a government mandated broadcast basic level of service which generally includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

All of our cable television systems also offer an expanded basic package of services, generally marketed as "Family Cable", which includes, among other programming, news, information, entertainment, and sports channels such as CNN, AMC, CNBC, Discovery, ESPN and the Disney Channel.  For additional charges, our cable television systems provide premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax, which may be purchased either individually or in tiers.

iO TV

iO TV, our digital video service, is available to Cablevision's entire New York metropolitan service area.  The digital video programming services currently offered to subscribers include:

•	Over 475 channels of entertainment,
•	Over 90 (38 in high-definition ("HD")) movie channels including multiple channels ("multiplexes") of HBO, Showtime, Cinemax, Starz!/Encore and The Movie Channel,
•
Access to thousands of on-demand titles each month, including hit movies (most available in HD), classic, independent and international films, subscription on-demand services and free on-demand offerings,

•	46 channels of uninterrupted commercial-free digital music from Music Choice,
•	iO Sports and Entertainment Pak including 29 sports channels (10 in HD),
•	Seasonal sports packages from the National Basketball Association ("NBA"), National Hockey League ("NHL"), Major League Baseball ("MLB"), Major League Soccer ("MLS"), college football, and basketball,
•	iO en espanol - over 35 Spanish language channels and World Picks Latino On Demand which offers 50 hours of Spanish-language programming every month,
•	29 channels of international programming from around the world,
•
Over 115 channels available in HD, including local broadcast affiliates, local sports channels, premium networks like HBO and various other cable networks.  In addition, HD movies are available on demand for an additional fee,

•	A collection of enhanced television applications including News 12 Interactive, Newsday TV (Long Island only), Optimum Autos, Optimum Homes, MSG Interactive, MSG Varsity, and CNET TV,
•	Digital video recorder ("DVR") for iO service, giving subscribers the ability to record, pause and rewind live television, and
•	a wide variety of free interactive games for the entire family.

Packaging of the iO TV product includes the iO Gold package currently priced at $102.95 per month.  iO Gold features over 350 all digital channels, including 90 premium movie channels (including 38 in HD).  In total there are over 110 HD channels included in the iO Gold package.  iO Silver, currently priced at $82.95 per month, includes everything in iO Gold except for Flix, Smithsonian and premium movie channels from HBO, Cinemax and The Movie Channel.

(5)

The currently priced $11.95 per month iO package (which is included in iO Gold and iO Silver) can be added to any level of cable service and includes over 60 digital video channels including 20 in HD, 46 digital music channels from Music Choice, and access to video on demand programming.  Discount and promotional pricing is available when iO is combined with other service offerings.

Since our network serving our existing cable television systems has been upgraded to provide advanced digital video services, our sales efforts are primarily directed toward increasing our penetration to homes passed for all of our existing services.  We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online

Optimum Online is our high-speed Internet access offering in the New York metropolitan service area.  Optimum Online connects customers to the Internet using the same network that delivers our cable television service.  It is significantly faster than digital subscriber line ("DSL") and traditional dial-up services.  Optimum Online is available within the New York metropolitan service area.

Our plant is designed for download speeds to a maximum of: (i) 15Mbps downstream and 2Mbps upstream for our Optimum Online level of service, (ii) 30Mbps downstream and 5Mbps upstream for our Optimum Online Boost level of service, and (iii) 101Mbps downstream and 15Mbps upstream for our Optimum Online Ultra level of service.

Optimum Online is currently priced at $49.95 per month on an à la carte basis with Optimum Online Boost available for an additional charge of $14.95 per month.  Optimum Online Ultra is available at an additional charge of $55.00 per month.  Discount and promotional pricing are available when Optimum Online is combined with our other service offerings.

We have deployed a broadband wireless network ("WiFi") in commercial and high traffic locations across our New York metropolitan service area as a free value-added benefit to Optimum Online customers.  The WiFi feature, which is delivered via wireless access points mounted on our cable television broadband network, allows Optimum Online customers to access the service while they are away from their home or office.  WiFi has been activated across our Long Island, Bronx, Brooklyn, New Jersey, Westchester, and Connecticut service areas.

Optimum Online service includes access to the following complimentary features:

•	Access to outdoor broadband WiFi across our New York metropolitan service area;
•	Web and mobile access to DVR for iO, giving users the ability to remotely schedule and manage recordings; and
•	Internet security software including anti-Virus, anti-spyware, personal firewall, and anti-spam protection.

Optimum Voice

Optimum Voice is a VoIP service available exclusively to Optimum Online subscribers and offer unlimited local, regional and long-distance calling any time of the day or night within the United States, Puerto Rico and Canada with popular calling features at one low, flat monthly rate of $34.95 per month.  Discount and promotional pricing is available when Optimum Voice is combined with other service offerings.

Optimum Voice includes many premium calling features, such as enhanced voicemail, call waiting, caller ID, caller ID blocking, call return, three-way calling, call forwarding, anonymous call blocker, among others.  My Optimum Voice allows customers to manage calling features, view their call history, and receive voicemails via the Internet.

(6)

Optimum Voice for Business provides for up to 24 voice lines for small and medium businesses.  The service provides 14 important business calling features at no additional charge.  Optimum Voice for Business has recently introduced business trunking services with support for legacy telecom interfaces (PRI) and newer internet protocol interfaces (SIP).

Optimum Voice World Call provides customers 250 minutes per month of calling from their Optimum Voice phone to anywhere in the world, including up to 30 minutes of calling to Cuba, with certain restrictions, for a flat monthly fee of $19.95.

Bundled Offers

We offer several promotional packages with discounted pricing to existing and new customers who subscribe to one or more of our products as compared to the à la carte prices for each individual product.  We also offer other pricing discounts for certain products that are added to existing services.  For example, we offer an Optimum Triple Play package that is a special promotion for new customers or eligible current customers where our three products, iO TV, Optimum Online and Optimum Voice, are each available for $29.95 per month for a year, when purchased together.

Bresnan Cable Service Area

Digital Cable

Our digital video service is available to 99% of the homes passed in the Bresnan Cable service area.  The digital video services currently offered to subscribers include:

•	Over 300 channels of entertainment,
•	Premium movie channels including multiplexes of HBO, Showtime, Cinemax, Starz!/Encore and The Movie Channel,
•
Access to thousands of on-demand titles each month, including hit movies (most available in HD), classic, independent and international films, subscription on-demand services and free on-demand offerings,

•	46 channels of uninterrupted commercial-free digital music from Music Choice,
•	Digital Sports Tier with nine sports channels,
•	Seasonal sports packages from the National Hockey League, MLB, Major League Soccer, and college football and basketball,
•	Over 50 channels available in HD in most markets, including local network channels, premium networks like HBO and various other popular cable networks. In addition, HD movies are available on demand,
•	DVR service for Bresnan Digital Cable, giving customers the ability to record, pause and rewind live television, and
•	Whole Home DVR giving customers the ability to record and play shows from any room in the home.

Packaging of the digital video product includes the "Digital Premier" package with more than 300 channels, and over 50 premium movie channels and HD programming services.  Other digital video, packages including Value Plus, Value, Classic Plus and Classic, offer similar levels of services as the Digital Premier package, except for differing premium movie channel options.

(7)

Bresnan OnLine

Bresnan OnLine, which offers high-speed data access, connects customers to the internet using the same network that delivers our cable television service in our Bresnan Cable service area.  It is significantly faster than DSL and traditional dial-up services.  Bresnan OnLine is available to 98% of the homes passed in our Bresnan Cable service area.

Current service speeds are:  (i) 8Mbps downstream and 384k upstream, (ii) 15Mbps downstream and 1Mbps upstream for our Speed Plus level of service, and (iii) 1.5Mbps downstream and 256k upstream for our Access level of service.

Bresnan Digital Phone

Bresnan Digital Phone is a VoIP service that offers unlimited local, regional and long-distance calling within the United States, Canada and the U.S. Virgin Islands with popular calling features at one low, flat monthly rate.

Bresnan Digital Phone includes various premium calling features, such as call waiting, caller ID, three-way calling, voice mail, anonymous call rejection, automatic recall, call forwarding, among others. Bresnan Digital Phone allows customers to manage calling features, view their call history, and receive voicemails via the Internet.

Bresnan International Plans provide customers with up to 600 minutes per month of international calling from their Bresnan Digital Phone to Mexico, Ireland and the United Kingdom, for an additional monthly fee.

Bresnan Digital Phone is available to 97% of the homes passed in our Bresnan Cable service area.

Bundled Offers

We offer several promotional packages with discounted pricing to existing and new customers who subscribe to one or more of our products as compared to the à la carte prices for each individual product. We also offer other pricing discounts for certain products that are added to existing services.

System Capacity

Our cable plant network in the New York metropolitan area uses state of the art technology including fiber optic cable.  The network is a minimum of 750 MHz two-way interactive system offering a combination of analog and digital channels, high-speed data and voice services.  Our cable plant network in the Bresnan Cable service area is on a state of the art hybrid fiber coaxial platform of which 90% of the plant is two-way with a minimum of 750 MHz capacity.

Programming

Adequate programming is available to the cable television systems from a variety of sources, including from Rainbow Media Holdings, our wholly-owned subsidiary.  Program suppliers' compensation is typically a fixed, per subscriber monthly fee (subject to contractual escalations) based, in most cases, either on the total number of basic video subscribers of the cable television systems, or on the number of subscribers subscribing to the particular service.  The programming contracts are generally for a fixed period of time and are subject to negotiated renewal.  Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors.

(8)

Franchises

The Company's cable television systems are operated in New York, New Jersey, Connecticut, Montana, Wyoming, Colorado and Utah under non-exclusive franchise agreements, where required by the franchising authority, with state and/or municipal or county franchising authorities.  Franchise agreements usually require payment of franchise fees and contain regulatory provisions addressing, among other things, terms for accessing the public rights of way, cable and Internet service to schools and other public institutions and insurance.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality.  The Company generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

Franchise agreements are usually for a term of 5 to 15 years from the date of grant; most are 10 years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by the franchise and federal and state law.  As of December 31, 2010, our ten largest franchise areas comprised approximately 42% of our total basic video customers and of those, six franchises, including two in New York City, comprising approximately 1,015,000 basic video customers, are expired.  We are currently operating in these franchise areas under temporary authority and we are actively engaged in negotiations to renew these franchises or, in the case of two franchises (covering 194,000 basic video customers) we have completed renewal negotiations and are awaiting confirmation of those franchise renewals by state regulatory commissions.  The Company has never lost a franchise for an area in which it operates.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted and, in New York and New Jersey, franchise agreements sometimes expire before a renewal is negotiated and finalized.  New York and New Jersey state laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue "formal" franchise remedies under federal law.  In approximately 40 municipalities in Montana, Wyoming, and Colorado, the Company operates its cable television systems without a franchise, pursuant to Section 621(b)(2) of the Federal Cable Act, which provides that no franchise is required in communities where the cable operator or its predecessor lawfully provided service as of July 1, 1984 and the municipality has not requested a franchise.   Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See "Regulation - Cable Television."  Despite the Company's efforts and the protections of federal law, it is possible that one or more of the Company's franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.

Optimum Lightpath holds a franchise from New York City which grants rights of way authority to provide telecommunications services throughout the five boroughs.  The franchise expired on December 20, 2008 and renewal discussions with New York City are ongoing.  We believe we will be able to obtain renewal of the franchise and have received assurance from New York City that the expiration date of the franchise is being treated as extended until a formal determination on renewal is made.  Failure to ultimately obtain renewal of the franchise could negatively affect Optimum Lightpath's revenues.

(9)

Rainbow

General

We conduct substantially all of our programming activities through Rainbow Media Holdings.  Rainbow Media Holdings' businesses include ownership interests in national programming networks.

Rainbow Media Holdings' national programming networks include primarily AMC, WE tv, IFC, and Sundance Channel.

The following table sets forth estimated subscriber information as of December 31, 2010, 2009 and 2008 for the following national programming networks.  These businesses are wholly-owned subsidiaries of Rainbow Media Holdings.

	Estimated Domestic Subscribers
	2010	2009	2008
	(in thousands)
National Programming Networks:
AMC(1)	96,400	95,200	94,500
WE tv(1)	76,800	74,900	72,000
IFC(2)	62,700	50,100	48,900
Sundance Channel(3)	39,900	37,900	30,800
______________
(1)	Estimated U.S. subscribers as measured by Nielsen Media Research ("Nielsen").
(2)	Nielsen measurement of IFC subscriber numbers began in December 2010. The 2009 and 2008 subscriber counts are based on internal management reports and represent viewing subscribers.
(3)	Subscriber counts are based on internal management reports and represent viewing subscribers because Sundance Channel is not measured by Nielsen.

National Programming Networks

AMC

With a comprehensive library of popular films, AMC offers movie-based entertainment for movie lovers.

AMC is available on cable television and other distribution platforms such as direct broadcast satellite ("DBS") and video programming offered by telephone companies in the United States and Canada.  It is principally carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network.  Affiliation fee revenues are based on fees paid by the distributors for the right to carry the programming.

AMC's film library consists of films that are licensed from major studios such as Twentieth Century Fox, Warner Bros., Sony, MGM, NBC Universal, Paramount, and Buena Vista under long-term contracts, with sufficient films licensed under contract as of December 31, 2010 to meet its minimum film programming needs for at least the next thirty-six months.  AMC generally structures its contracts for the exclusive cable television right to air the films during identified windows. AMC's programming also includes Emmy and Golden Globe Award-winning or nominated original scripted dramatic television series such as Mad Men, Breaking Bad and The Walking Dead, occasional mini-series such as Broken Trail and The Prisoner, and unscripted series and packaged movie events such as Storymakers, DVDtv and AMC News.

(10)

WE tv

WE tv is a 24-hour programming network for women.  The programming is available on multiple platforms and features original and acquired series and specials as well as feature films.

WE tv's primetime schedule includes original programming, with the most successful series being Bridezillas, My Fair Wedding, Amazing Wedding Cakes and Downsized. Additionally, WE tv's programming includes acquired series such as Ghost Whisperer, Charmed and Golden Girls.  WE tv has the exclusive license rights to films and off-network series from major studios such as Paramount, Sony and Warner Bros. to supplement its original programming.  WE tv's library has sufficient films licensed under contract as of December 31, 2010 to meet WE tv's minimum film programming needs for at least the next twenty-four months.

IFC

IFC is a programming network dedicated to independent films and complementary content inspired by the independent spirit.  IFC's original programming airs alongside a library of award-winning titles, feature-length films, independent films (domestically and internationally produced), documentaries, shorts, animation, and cult classics.

IFC's film library includes titles from IFC Entertainment's film production, film distribution and video-on-demand businesses (see "Other Services" below), as well as from major independent film distribution companies like Fox Searchlight, Sony Pictures Classics, Lionsgate Films and Miramax Films, with sufficient films licensed under contract as of December 31, 2010 to meet its minimum film programming requirements for at least the next twelve months.  IFC also features exclusive live coverage of notable international film events like the Independent Spirit Awards and South by Southwest, as well as original series such as Portlandia, The Onion News Network, The Increasingly Poor Decisions of Todd Margaret and The Whitest Kids U'Know, and original documentaries such as Indie Sex and the Emmy Award-nominated Monty Python: Almost the Truth (The Lawyers Cut).

Sundance Channel

Sundance Channel offers audiences a diverse and engaging selection of films, documentaries, and original programs.  The programming is available on multiple platforms and features films, original series and specials.  Sundance Channel's library has sufficient films licensed under contract as of December 31, 2010 to meet its minimum film programming requirements for at least the next twelve months.  Sundance Channel's original series and destinations include Peabody Award-winning Brick City, Full Frontal Fashion and Shoebox Sessions. Sundance Channel also has mini-series such as the Golden Globe Award-winning Carlos.

Other Services

IFC Entertainment

IFC Entertainment encompasses Rainbow Media Holdings' film distribution and video-on-demand exhibition businesses and was created to extend the IFC brand beyond television.  IFC Entertainment consists of multiple brands, such as, IFC Films, IFC Midnight, and Sundance Selects, which distribute critically acclaimed independent films across all available media platforms, including via tangible home video, television, electronic downloading and video-on-demand.  IFC Films, IFC Midnight and Sundance Selects include new independent films and documentaries that are available on-demand on the same day that they are distributed theatrically.  IFC Festival Direct titles feature a wide selection of titles acquired from major international film festivals that premiere exclusively via on-demand platforms.  The on-demand services are currently offered to Cablevision's subscribers as well as being carried by other operators throughout the United States.  IFC Films released 42 films during 2010, IFC Midnight and Festival Direct released 41 titles during 2010 and Sundance Selects released 24 titles during 2010.  Recently released films include The Killer Inside Me, The Human Centipede, Joan Rivers, Art of the Steal and Tiny Furniture.

(11)

Rainbow Network Communications

Rainbow Network Communications, servicing primarily Rainbow Media Holdings' programming offerings, is a full service network programming origination and distribution company.  Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing.  Rainbow Network Communications has a state of the art technology center that consolidates all master control/playback and uplink facilities in one location.  This center is fully digital which enables Rainbow Network Communications to process audio and video signals in both standard and high definition.

VOOM HD Networks

VOOM HD Holdings LLC ("VOOM HD") historically offered a suite of channels, produced exclusively in HD and marketed for distribution to DBS and cable operators ("VOOM").  VOOM was available in the United States only on the Company's cable television systems and DISH Network, LLC, formerly a subsidiary of EchoStar Communications Corporation (“DISH Network”).  See "Item 3.  Legal Proceedings".

On December 18, 2008, the Company decided to discontinue funding the domestic offering of VOOM.  Subsequently, VOOM HD terminated the domestic offering of VOOM.  VOOM HD discontinued the VOOM International channel as of December 31, 2009.  VOOM HD currently distributes the Rush HD channel, a network dedicated to action and adventure sports, internationally.

Other

Newsday

Newsday (whose businesses were acquired on July 29, 2008) consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group and online websites, including newsday.com and exploreLI.com.  Newsday also included Island Publications, which was shut down in December 2008.  The Company's consolidated results of operations for the year ended December 31, 2008 include the operating results of Newsday subsequent to July 29, 2008.

Our publications are distributed through both paid and free distribution in various ways across Long Island and the New York metropolitan area.  Our products include:

•
the Newsday daily newspaper, which is primarily distributed on Long Island, New York and in the New York metropolitan area, with average paid circulation for the six months ended September 26, 2010 of approximately 315,000 on weekdays (a decrease of 11.8% over the comparable prior year period), approximately 296,000 on Saturdays (a decrease of 8.5% over the comparable prior year period) and approximately 376,000 on Sundays (a decrease of 9.2% over the comparable prior year period);

•
amNew York, a free daily newspaper distributed in New York City, with average weekday circulation of approximately 351,000 for the six months ended September 26, 2010 an increase of approximately 7.6% over the comparable prior year period; and

•
Star Community Publishing, a group of weekly shopper publications, distributes approximately 1,868,000 copies each week (for the six months ended September 26, 2010), a decrease of approximately 29.7% over the comparable prior year period, as Star Community Publishing ceased publishing certain unprofitable shopper publications serving the boroughs of New York City in December 2009.

(12)

News 12 Networks

The regional news services provided by the Company include News 12 Long Island, News 12 New Jersey, News 12 Westchester, News 12 Connecticut, News 12 The Bronx, News 12 Brooklyn, News 12 Hudson Valley, and News 12 Interactive, as well as News 12 Traffic and Weather (collectively, the "News 12 Networks").  The News 12 Networks include seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area.  News 12 Networks is available to all subscribers throughout our footprint in the New York metropolitan area.

MSG Varsity

MSG Varsity, which launched in September 2009, is a network dedicated entirely to showcasing high school sports and activities.  This suite-of-services enables students to share their stories through a combination of television and interactive platforms.  One of the many compelling components of this programming service is the involvement of high schools throughout our footprint as co-producers of MSG Varsity's content, in addition to content created by our professional productions.  We have a licensing arrangement with Madison Square Garden permitting us to use "MSG Varsity" as the name of this programming service.  MSG Varsity is available to all subscribers throughout our footprint in the New York metropolitan area.

Clearview Cinemas

Cablevision's chain of tri-state area movie theatres, Clearview Cinemas feature, family, art and independent films.  Its exhibition facilities include Manhattan's famed Ziegfeld Theatre, a frequent and historic host to film premieres and events.

Clearview operates 46 movie theatres containing 243 screens in New York City, Westchester County, Rockland County, Long Island, Pennsylvania and New Jersey.

RASCO

RASCO is a cable television advertising company that sells local and regional commercial advertising time on cable television networks and offers advertisers the opportunity to target specific geographic and demographic audiences.

PVI Virtual Media Services LLC

PVI Virtual Media Services LLC was a wholly-owned subsidiary of the Company, which marketed a real time video insertion system that through patented technology placed computer generated electronic images into telecasts of sporting events and other programming.  Substantially all of the assets of PVI Virtual Media Services LLC were sold in December 2010.

(13)

Investment in Comcast Common Stock

We also own 21,477,618 shares of Comcast common stock acquired in connection with the sale of certain cable television systems.  All of these shares have been monetized pursuant to collateralized prepaid forward contracts.  See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.

Madison Square Garden

On February 9, 2010, Cablevision completed the MSG Distribution, which took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on the MSG Distribution Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the MSG Distribution Record Date.  On January 12, 2010, the Company transferred to Madison Square Garden the Company's subsidiaries which owned, directly or indirectly, all of the partnership interests in Madison Square Garden, L.P.  As a result of the MSG Distribution, on February 9, 2010, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

Competition

Cable Television

Our cable television systems operate in an intensely competitive environment, competing with a variety of other television programming delivery systems, including satellite-delivered signals, delivery systems of incumbent telephone companies and broadcast television signals available to homes within our market by over-the-air reception.

Incumbent Telephone Companies.  We face intense competition in the New York metropolitan service area from two incumbent telephone companies.  Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which offer video programming in addition to their voice and high-speed Internet access services to residential customers in this service area, compete across all of our telecommunications products.  Verizon has made promotional offers to customers in our New York metropolitan service area and we expect that they may make additional promotional offers in the future.  The attractive demographics of our service territory make this region a desirable location for investment in video distribution technologies by these companies.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area (currently approximately 40% of the households, according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and through numerous local franchises in New York and all of New York City, and in a small portion of Connecticut.   AT&T offers video service in competition with us in most of our Connecticut service area. See "Regulation" for a discussion of regulatory and legislative issues.  Verizon and AT&T also market DBS services in our New York metropolitan service area.  Each of these companies has significantly greater financial resources than we do.

DBS.  We also face competition from DBS service providers in our New York metropolitan service area and in our Bresnan Cable service area.  The two major DBS services, DISH Network and DirecTV, are available to the vast majority of our customers.  These services each offer over 300 channels of programming, including programming that is substantially similar to the programming that we offer.  Our ability to compete with these DBS services is affected by the quality and quantity of programming available to us and to them.  DirecTV has exclusive arrangements with the National Football League that gives it access to programming that we cannot offer.

(14)

Other Competitors.  Competitive service providers that utilize the public rights-of-way and operate an "open video system" ("OVS") are another source of video competition.  RCN Corporation is authorized to operate OVS systems that may compete with us in New York City.  Cable television systems also face competition from broadcast television stations and satellite master antenna television ("SMATV") systems, which generally serve large multiple dwelling units under an agreement with the landlord.  The FCC also has made radio spectrum available for the provision of multichannel video service, and cellular phone providers have begun to offer video content for viewing on wireless handsets.  These wireless video offerings are not subject to the same local franchise and other requirements applicable to cable television systems and services.  Another source of competition is the delivery of video content over the Internet directly to subscribers.  Cable television systems also compete with entities that make digital video recorded movies and programs available for home rental or sale.

There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data offering in our New York metropolitan service area, Optimum Online, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Our high-speed data offering in our Bresnan Cable service area, Bresnan OnLine, faces competition from Qwest Communications ("Qwest") and CenturyLink.  Qwest is being acquired by CenturyLink, subject to regulatory approval.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  Cellular phone providers are also increasing the speeds of their Internet access offerings, and the FCC has made other radio spectrum available for wireless high-speed Internet access.

VoIP

Our VoIP service in our New York metropolitan service area, Optimum Voice, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  Our VoIP service in our Bresnan Cable service area, Bresnan Digital Phone, faces competition from other carriers, such as Qwest and CenturyLink.  We must also negotiate interconnection agreements with these carriers.  Our VoIP services also face competition from other competitive providers of voice services, including wireless voice providers, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection.

Optimum Lightpath and the Bresnan CLECs

Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers ("ILECs"), other competitive local exchange companies ("CLECs") and long distance companies.  More specifically, Optimum Lightpath faces substantial competition from Verizon and AT&T, which are the dominant providers of local telephone and broadband services in their respective service areas.  We also operate CLECs in each state within the Bresnan Cable service area (the "Bresnan CLECs"), which compete against ILECs, Qwest and Century Link.  ILECs have significant advantages over Optimum Lightpath and the Bresnan CLECs, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

While Optimum Lightpath and the Bresnan CLECs compete with the ILECs they also enter into interconnection agreements with ILECs so that their customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers.  Federal and state law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation.  The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Optimum Lightpath and the Bresnan CLECs with each ILEC.  Agreements are also subject to approval by the state regulatory commissions.  Optimum Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut and with AT&T for portions of Connecticut, which have been approved by the respective state commissions.  Optimum Lightpath also entered into interconnection agreements with regional carriers in New York and New Jersey.  The Bresnan CLECs also have interconnection agreements in their service areas.  These agreements, like all interconnection agreements, are for limited terms and are required to be renegotiated, arbitrated and approved subject to the laws in effect at that time.

(15)

Optimum Lightpath and the Bresnan CLECs also face competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace, and competitive local exchange carriers.  In addition to the ILECs and other CLECs, other potential competitors capable of offering voice and broadband services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users.  A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Optimum Lightpath and the Bresnan CLECs.

Programming and Entertainment

Rainbow Media Holdings' programming networks operate in highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system's subscribers.  Second, our programming networks compete with other video programming distributors, including broadcasters and other programming entities, to secure desired entertainment programming.  In each of these markets, some of our competitors are large publicly held companies that have greater financial resources than we do.   In addition, Rainbow Media Holdings competes with these entities for advertising revenue.

It is difficult to predict the future effect of technology on many of the factors affecting Rainbow Media Holdings' competitive position.  For example, data compression technology has made it possible for most video programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space.  On the other hand, the addition of channel space could also increase competition for desired entertainment programming and ultimately, for viewing by subscribers.  As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors is an important goal.  Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership.

Distribution of Programming Networks

The business of distributing programming networks to cable television systems and other multichannel video programming distributors is highly competitive.  Our programming networks face competition from other programming networks for the right to be carried by a particular cable television system or other multichannel video programming distribution system, and for the right to be carried on the service tier that will attract the most subscribers.  Once our programming network is selected by a cable or other multichannel video programming distribution system for carriage, that network competes for viewers not only with the other channels available on the system, but also with off-air broadcast television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information, sporting events and entertainment.

(16)

Important to our success in each area of competition Rainbow Media Holdings faces are the prices we charge for our programming networks; the quantity, quality and variety of the programming offered on our networks; and the effectiveness of our networks' marketing efforts.  The competition for viewers in the context of nonpremium programming networks directly correlates with the competition for advertising revenues with each of our competitors.

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

New or existing programming networks with affiliations to desired broadcasting networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the "bundling" of agreements to carry those programming networks with the agreements giving the cable television system or other distributor the right to carry a broadcast station affiliated with the broadcasting network.

An important part of our strategy involves exploiting identified niches of the viewing audience that are generally well-defined and limited in size.  Rainbow Media Holdings has faced and will continue to face increasing competition as other programming networks and online or other services are launched that seek to serve the same or similar niches.

Sources of Programming

We also compete with other programming networks to secure desired programming.  Although some of this programming is generated internally through our efforts in original programming, most of our programming is obtained through agreements with other parties that have produced or own the rights to such programming.  Competition for this programming will increase as the number of programming networks increases.  Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area.

Competition for Entertainment Programming Sources.  With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include national commercial broadcast television networks, local commercial broadcast television stations, the Public Broadcasting Service and local public television stations, pay-per-view programs, and other programming networks.  Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.  Internet-based video content distributors may also emerge as competitors for the acquisition of content or the rights to distribute content.

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

(17)

Newsday

Newsday operates in a highly competitive market, which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources.  The most direct source of competition is other newspapers that reach a similar audience in the same geographic area.  Newsday also faces competition from magazines, shopping guides, yellow pages, websites, broadcast and cable television, radio and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.

Newsday and the newspaper industry generally have also experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers, particularly younger consumers, as a source of news.  A prolonged decline in circulation levels would also have a material adverse effect on the rate and volume of advertising revenues.

Clearview Cinemas

Clearview Cinemas, as a smaller regional film exhibitor, competes with a number of large theater chains and independent theaters with respect to acquiring licenses to films and attracting patrons.  The principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theater chain and of the particular theater, and quality of projection and sound equipment.  Most of our competitors are in a stronger competitive position than Clearview Cinemas based upon these factors.  We believe that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theaters, theater comfort and environment, projection and sound quality, 3D capability, level of service and ticket price.  The theater exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated, on-demand and pay television; DVD, and other home video systems; DVD by mail services such as Netflix and Red Box and the availability of films over the Internet.

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

Franchising.  The Federal Cable Act requires cable operators to obtain a franchise in order to provide cable service.  Regulatory responsibility for awarding franchises rests with state and local officials, who also regulate other aspects of the cable business such as system construction, customer service, and approval of transfers of cable franchises.  Federal law prohibits our franchising authorities from granting an exclusive cable franchise to us, and they cannot unreasonably refuse to award an additional franchise to compete with us.  New York, New Jersey and Connecticut have enacted comprehensive cable regulation statutes as well as consumer protection laws that are applicable to cable operators and other providers of video service.  These laws also apply to video services offered by Verizon and AT&T.  New Jersey and Connecticut permit video franchises on a statewide and more streamlined basis.  Verizon has taken advantage of the statewide franchise in New Jersey and AT&T has taken advantage of the statewide franchise in Connecticut.  We are also eligible for streamlined franchising under these laws.  We received and are operating under a statewide franchise in Connecticut and in some parts of New Jersey.  In New York our systems are franchised by localities, subject to state-mandated franchise guidelines and state approval.  In Wyoming, Montana, Utah and Colorado, franchising is done at the local level.  State and local franchising authority, however, must be exercised consistently with federal law.  The Federal Cable Act sets limits on franchising authorities' powers.  It restricts franchising authorities from imposing franchise fees greater than 5% of gross revenues from the provision of cable television service.  It prohibits franchising authorities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.

(18)

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

Under federal law, rate regulation is eliminated if one of our cable television systems is subject to "effective competition" from another multichannel video programming distributor.  For our New York metropolitan service area cable television systems, we have been successful in obtaining from the FCC such an "effective competition" finding in the majority of our communities covering substantially all our customer base.  For our Bresnan Cable service area systems, we have requested an FCC confirmation that we are not subject to rate regulation due to effective competition in the majority of our communities in Wyoming, Montana, Colorado and Utah covering more than three quarters of our customer base in these states.

Must-Carry/Retransmission Consent.  We are required by federal law to carry local broadcast stations ("must-carry"), or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  Even when our cable television systems reach retransmission consent agreements with broadcast stations, the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.  FCC rules require that we simulcast must-carry stations in analog as long as we carry any programming in analog on our system.  Those rules expire in 2012 unless extended.

In the wake of publicized disputes between several cable operators and broadcasters, several members of Congress have expressed concern that current retransmission consent requirements and practices have had a negative effect on consumers, and stated that it is time for Congress to reexamine those requirements.  Other members of Congress have suggested that binding arbitration may be an appropriate means of resolving such disputes.  The FCC has also announced its intent to propose changes to its rules governing retransmission consent negotiations.

Ownership Limitations.  Congress has required the FCC to set a national limit on the number of subscribers a cable company can serve, and a limit on the number of channels on a cable television system that can be occupied by video programming services in which the operator of that system has an attributable interest (the "channel occupancy rule").  The FCC established a national limit of 30% on the number of multichannel video households that a single cable operator can serve, but that limit was invalidated by a federal court in August 2009 and the FCC has not yet established a new limit.  The FCC is also reviewing its channel occupancy rule, following a 2001 federal court decision that held unconstitutional the FCC's prior rule establishing a 40% limit.

(19)

Set Top Boxes.  The FCC requires cable operators to allow consumers to connect televisions and other consumer electronics equipment with a slot for a security card directly to digital cable television systems to enable receipt of one-way digital programming without need for a set-top box.  The FCC also requires cable operators to separate security from non-security functions in new digital set-top boxes deployed on or after July 1, 2007, in order to permit the manufacture and sale of these devices by third parties.  We meet this requirement by providing set top boxes with separable security.  Additionally, the FCC recently initiated a proceeding to examine whether it should take further steps to promote a retail market for cable service navigation devices, including requirements to facilitate access to Internet-based video offerings via their television sets, which may entail further mandates in connection with the support and deployment of set top boxes.

PEG and Leased Access.  Localities may require free access to public, educational or governmental ("PEG") channels on our systems.  In addition to providing PEG channels, we must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates.  The FCC established a new formula for calculation of the price we can charge for the use of leased access channels that could effectively require us to make at least some leased access channels available at no charge, and established additional leased access customer service standards and procedures for addressing complaints regarding alleged violations of the leased access rules, but these rules were stayed by a federal court and were also rejected by the Office of Management and Budget.  The FCC is deciding what action to take with regard to the challenged rules.  The FCC also sought comment on whether the cap on the rates we can charge leased access programmers should also apply to programmers transmitting predominantly sales presentations or program length commercials.

Digitization of PEG and Other Channels.  In order to efficiently use bandwidth and continue with the ongoing process of migrating subscribers from analog to digital television technology, many cable operators, including Cablevision, have changed the transmission formats they use to provide PEG or other channels from analog to digital and have deleted duplicative analog versions of some channels. Some municipalities in New York have challenged our digitization of PEG channels in State court and at the Public Service Commission.  The FCC is investigating cable operators' digitization of PEG channels.  Some members of Congress have also expressed concern regarding channel digitization.  To date, we have not been subject to any order requiring us to reverse or modify our digitization of PEG or other channels.  While we believe that our digitization of channels complies with applicable law, we cannot predict the outcome of these challenges and proceedings.

Tiering/À la carte.  In franchise areas not subject to effective competition, federal law requires us to establish a "basic service" package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers are required to purchase this tier as a condition of gaining access to any other programming that a cable operator provides.  We are also required to carry leased access programming on a tier that is available to more than fifty percent of our subscribers.  Federal law does not otherwise dictate the number or nature of programming services carried by a cable operator on each service tier.  See "Item 3.  Legal Proceedings - Programming Litigation".

Some members of Congress have proposed requiring cable operators to offer programming services on an unbundled basis rather than as part of a tier or to provide a greater array of tiers to give subscribers the option of purchasing a more limited number of programming services.  The FCC also has periodically indicated an interest in requiring cable operators to offer programming services in this "à la carte" manner.

(20)

Pole Attachments.  The FCC has authority to regulate utility company rates for the rental of pole and conduit space used by companies, including cable operators, to provide cable, telecommunications, services, and Internet access services, unless states establish their own regulations in this area.  With the exception of Wyoming, Montana and Colorado, the states in which we operate have adopted such regulations.  Utilities must provide nondiscriminatory access to any pole, conduit or rights-of-way controlled by the utility.

The FCC is considering raising the rates that cable operators may be charged to attach their wires to utility poles to provide Internet access service.  While the states in which we operate have established their own rates (except for Wyoming, Montana and Colorado), such action by the FCC could affect regulation by the states.  Moreover, state commissions may take actions to increase pole attachment rates.

Program Access.  The "program access" provisions of the Federal Cable Act prohibit cable operators from entering into exclusive distribution contracts for satellite-delivered video programming services in which a cable operator holds an attributable interest, such as Rainbow Media Holdings' services, unless the FCC first approves the exclusive arrangement.  This prohibition is in effect until October 2012.   The program access rules also prohibit a cable operator from unduly or improperly influencing the decision of an affiliated satellite-delivered programmer to sell to an unaffiliated distributor and bar the programmer from discriminating in the prices, terms, and conditions of sale of a programming service.

The FCC recently adopted an order extending the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers.  We have challenged this order in federal court.  The new rules could compel the licensing of such programming in response to a complaint by a multichannel video programming distributor.  A successful complaint by a competitor against Cablevision or an affiliated programming entity may require the Company to relinquish exclusive rights to some or all of the programming to which we currently enjoy exclusive distribution.  Prior to the adoption of this order, Verizon and AT&T had each filed a program access complaint at the FCC against us and Madison Square Garden challenging their respective lack of access to our terrestrially-delivered HD programming of the MSG networks.  DISH Network has filed a program access complaint with the FCC against us and Madison Square Garden alleging, among other things, that we influenced Madison Square Garden to offer terms and conditions to DISH Network that were unfair. Those complaints remain pending before the FCC.  We are vigorously contesting these complaints.

Program Carriage.  The FCC's program carriage rules govern disputes between cable operators and programming services over the terms of carriage.  We may not require a programming service to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable television systems, and we may not discriminate against programming services in the terms and conditions of carriage on the basis of their affiliation or nonaffiliation with us.

In 2007, the FCC proposed changes to its program carriage rules, which govern disputes between programmers and distributors over carriage terms, including a proposal to require programmers and distributors to enter into "last best offer" style arbitration when they cannot reach agreement over carriage terms.  The Commission has not taken any action on this proposal.  In addition, several states are also considering or have considered legislation that would mandate such arbitration for carriage disputes.  None of the states in which we operate have adopted such legislation.

Exclusive Access to Multitenant Buildings.  The FCC has prohibited cable operators from entering into or enforcing agreements with owners of multitenant buildings under which the operator is the only provider of multichannel video service with access to the building.  The FCC is considering whether to extend these prohibitions to exclusive marketing and bulk sales arrangements.

Privacy.  In the course of providing service, we collect certain personally identifiable information about our subscribers.  Our collection and use of this information is subject to a variety of Federal and state privacy requirements, including those imposed specifically on cable operators by the Communications Act.  The Communications Act requires a cable operator to give each subscriber annual written notice of the personally identifiable information that will be collected and the manner in which it is used, and sets limits, subject to certain exceptions, on our disclosure of that information to third parties.  As cable operators begin to provide interactive and other advanced services, additional privacy considerations may arise.  Congress, the Federal Trade Commission, and the U.S. Department of Commerce are all considering whether to adopt regulations that would govern the collection, use, and disclosure of subscriber information in connection with the delivery of advertising to consumers that is customized to their interests.  These efforts are currently focused on the privacy implications of online advertising.

(21)

Other Regulation.  We are also subject to various other regulations, including the blackout of certain network, sports and syndicated programming; prohibitions on transmitting obscene programming; and limitations on telemarketing practices and the sending of unsolicited commercial e-mail and fax messages.  The FCC also retains the authority to promulgate any additional rules necessary to promote diversity of information sources at such time as it determines that cable television systems with 36 or more activated channels are available to 70 percent of households within the United States and subscribed to by 70 percent of the households to which such systems are available.

The FCC regulates us in such areas as technical standards, and emergency alerts.  The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment.  The FCC is currently reviewing proposed standards for compatibility of digital equipment.

The FCC also imposes restrictions on our origination cablecasting channels and imposes rules governing political broadcasts; ownership and control of cable home wiring in single family residences and multiple dwelling units; closed captioning on networks we carry; and limitations on advertising contained in children's programming that we carry. Additionally, the 21st Century Communications and Video Accessibility Act of 2010 (the "Accessibility Act") reimposed video description requirements on some networks we carry.

The FCC requires us to pay annual "regulatory fees" that we may pass on to subscribers.  Other fees are assessed for the FCC licenses we hold for business radio, cable television relay systems and earth stations.  These fees may not be collected from our subscribers.

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

High-Speed Data

Regulatory Classification.  Broadband Internet access services are classified by the FCC as "information services" for regulatory purposes.  The FCC has traditionally subjected information services to a lesser degree of regulation than "telecommunications services," which are offered to the public for a fee on a common carrier basis.  Some parties have asked the FCC to reverse this determination and classify broadband Internet access services as "telecommunications services."  The FCC thus far has declined to do so.  If the FCC changes the classification of these services, our high speed data service could be subject to substantially greater regulation.

Access Obligations and "Net Neutrality."  In December 2010, the FCC adopted a net neutrality framework applicable to broadband Internet access service that prohibits wireline broadband providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management as defined by the rules; bars such providers from unreasonably discriminating in transmitting lawful network traffic over a consumer's broadband Internet access service; and requires them to disclose information about their broadband Internet access service and their network management practices.  These rules will go into effect later this year.  The rules have been challenged in federal court.  Some parties have advocated that the FCC also require broadband providers to make transmission capacity available to third parties on a resale basis, but the FCC thus far has declined to do so.

(22)

Access For Persons With Disabilities. The Accessibility Act expanded requirements for accessibility to "advanced communications services," such as electronic messaging and interoperable video conferencing, and extended closed captioning requirements to IP-enabled services.

Other Regulation.   Currently, the Communications Act's limitations on our collection and disclosure of cable subscribers' personal information also apply with respect to broadband Internet access service provided by cable operators.  Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.  Additionally, providers of broadband Internet access services must comply with the Communications Assistance for Law Enforcement Act ("CALEA"), which requires providers to make their services and facilities accessible for law enforcement intercept requests.  Various other federal and state laws apply to providers of services that are accessible through broadband Internet access service, including copyright laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail.  Online content provided by Cablevision is also subject to these laws.

Other forms of regulation of high-speed Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements; additional privacy obligations, as noted above; consumer service standards; requirements to contribute to universal service programs; and requirements to protect personally identifiable customer data from theft.

VoIP

The regulatory obligations of VoIP services are the subject of periodic examination and review by FCC, Congress, and state public service commissions.  In 2004, for instance, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  The FCC has determined that VoIP services with certain characteristics, including cable-provided VoIP services, are interstate services subject to federal rather than state jurisdiction.  The FCC's determination was upheld by a federal court of appeals although the court found that the FCC's order did not squarely address the classification of cable-provided VoIP services.  Although the FCC has not concluded its generic rulemaking proceeding, it has applied some regulations to VoIP service providers that have certain characteristics (these services are known as "interconnected VoIP services").  Some states have asserted the right to regulate cable VoIP service, including imposing fees to support state universal service programs, on the theory that in-state calls can be accurately distinguished from interstate calls.

Universal Service.  Interconnected VoIP services must contribute to the federal fund used to subsidize voice services provided to low income households and rural areas and other communications services provided to schools, libraries, and rural health care providers (the "universal service fund").  The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate services.  We allocate our end user revenues and remit payments to the universal service fund in accordance with the FCC order.  The FCC's application of universal service to interconnected VoIP providers was upheld by a federal court.  The FCC recently released an order concluding that states may impose state universal service fees on certain types of VoIP providers, which may include cable VoIP providers.  The FCC is considering changes to its federal universal service fund programs.

Local Number Portability.  The FCC requires interconnected VoIP service providers and their "numbering partners" ensure that their customers have the ability to port their telephone numbers when changing providers to or from the interconnected VoIP service.  The FCC also clarified that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to interconnected VoIP service providers upon a valid port request.  Interconnected VoIP service providers are also required to contribute to federal funds to meet the shared costs of local number portability ("LNP") and the costs of North American Numbering Plan Administration.

(23)

The FCC is reviewing the implementation of LNP for interconnected VoIP services, including whether all current numbering requirements should be extended to interconnected VoIP services.    The FCC has also adopted new rules requiring providers to port telephone numbers for residential customers within 24 hours.

Intercarrier Compensation.  As part of its National Broadband Plan that Congress directed the FCC to develop, the agency is currently determining whether to revise the current regime governing payments among providers of voice services for the exchange of calls between and among different networks ("intercarrier compensation"), including whether and under what terms to extend this regime to VoIP traffic.  There are currently a number of disputes in the industry regarding the application of traditional access charges to interconnected VoIP traffic.  The unsettled nature of VoIP's regulatory status has created uncertainty regarding the amounts that VoIP providers must pay and may charge for the exchange of traffic with other networks.

Other Regulation.  Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; comply with disabilities access requirements and service discontinuance obligations; and pay regulatory fees to support the FCC.  Interconnected VoIP service providers are also required to be compliant with CALEA standards and with federal and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages.

Other Services

We may provide other services and features over our cable television system, such as games and interactive advertising, that may be subject to a range of federal, state, and local laws such as privacy and consumer protection regulations.  We also maintain various websites that provide information and content regarding our businesses and offer merchandise for sale.  The operation of these websites is also subject to a similar range of regulations.

Optimum Lightpath and the Bresnan CLECs

The Telecommunications Act of 1996 was enacted to remove barriers to entry in the local telephone market that continues to be dominated by the Bell Operating Companies ("BOCs") and other ILECs by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks and access to certain portions of their communications networks (known as network elements) at cost-based rates.  The 1996 Telecommunications Act entitles our Optimum Lightpath and the Bresnan CLEC subsidiaries to certain rights, but as telecommunications carriers, it also subjects them to regulation by the FCC and the states.  Their designation as telecommunications carriers also results in other regulations that may affect them and the services they offer.

Interconnection and Intercarrier Compensation.  The 1996 Telecommunications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers.  Under the FCC's intercarrier compensation rules, Optimum Lightpath and the Bresnan CLECs are entitled, in some cases, to compensation from carriers when they terminate their originating calls on their networks and in other cases are required to compensate another carrier for utilizing that carrier's network to terminate traffic.  The FCC has adopted limits on the amounts of compensation that may be charged for certain types of traffic.  As noted above, the FCC is considering revising its intercarrier compensation rules.

(24)

Universal Service.  Optimum Lightpath and the Bresnan CLECs are required to contribute to federal and state universal service funds.  Currently, the FCC assesses them for payments and other subsidies on the basis of a percentage of interstate revenue they receive from certain customers.  The FCC has placed limits on the mark-up carriers may place on the universal service line items on their customer bills.  Optimum Lightpath is required to contribute to the New York Targeted Accessibility Fund ("TAF"), which includes state support for universal service.  State universal service funds have not been established in other states in which Optimum Lightpath operates.  The Bresnan CLECs are required to contribute to state universal service funds in Colorado, Utah and Wyoming.  No state universal service fund has been established in Montana.  As noted above, the FCC is considering changes to its federal universal service fund programs.

Other Regulation.  Optimum Lightpath and the Bresnan CLECs are also subject to other FCC requirements in connection with the interstate long distance services they provide, including protecting customer proprietary network information from unauthorized disclosure to third parties; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; the payment of fees to fund local number portability administration and the North American Numbering Plan; and the payment of regulatory fees to support the FCC.  Their communications with their customers are also subject to FCC, Federal Trade Commission, and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages.

State Regulation.  Optimum Lightpath and the Bresnan CLECs are also subject to regulation by the state commissions in each state in which they provide service.  In order to provide service, they must seek approval from the state regulatory commission or be registered to provide service in each state in which they operate and may at times require local approval to construct facilities.  Optimum Lightpath is currently authorized and provides service in New York, Connecticut and New Jersey; the Bresnan CLECs are currently authorized or registered and provide service in Colorado, Montana, Utah, and Wyoming.  Regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; making contributions to state universal service support programs; geographic build-out; and other matters relating to competition.

Programming and Entertainment

Cable television programming networks, such as those owned by Rainbow Media Holdings, are regulated by the FCC in certain respects if they are affiliated with a cable television system operator like Cablevision.  Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly.

Closed Captioning and Advertising Restrictions on Children's Programming.  Certain of Rainbow Media Holdings' networks must provide closed-captioning of programming for the hearing impaired, and any of its programming and associated Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising.

Obscenity Restrictions.  Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.

Program Access.  The "program access" provisions of the Federal Cable Act generally require us to make Rainbow Media Holdings' satellite-delivered video programming available to competing multichannel video programming providers, such as DBS providers and telephone companies, on nondiscriminatory prices, terms and conditions, subject to certain exceptions specified in the statute and the FCC's rules.  Under FCC rules in effect until October 2012, Rainbow Media Holdings cannot have exclusive contracts with cable operators for these services.

(25)

The FCC recently extended the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers such as Rainbow Media Holdings.  Cablevision has challenged this order in federal court.  The new rules would compel the licensing of such programming in response to a complaint by a multichannel video programming distributor if the complainant can demonstrate that the lack of such programming, undue influence by the cable operator affiliate, or discrimination in the price, terms, or conditions for such programming significantly hinders or prevents the distributor from providing satellite cable programming.  These new rules could require Rainbow Media Holdings to make terrestrial programming services, if any, available to competing multichannel video programming providers on nondiscriminatory prices, terms and conditions.

In 2007, the FCC sought public comment on a proposal to allow a cable operator to petition for repeal of the exclusivity ban prior to 2012 with respect to programming it owns, in markets where the cable operator faces competition from other video distributors; revisions to the program access complaint procedures; and whether cable programming networks require programming distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited.  The FCC has taken no action on these proposals.

Effect of "Must-Carry" Requirements.  The FCC's implementation of the statutory "must-carry" obligations requires cable and DBS operators to give broadcasters preferential access to channel space.  This reduces the amount of channel space that is available for carriage of Rainbow Media Holdings' networks by cable television systems and DBS operators.

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

Wireless Licenses

A wholly-owned subsidiary of Bresnan Cable holds three licenses that permit it to provide wireless communications services in the 700 MHz frequency band.  We have not yet determined what services we may offer using these licenses.  Depending on the service or services we decide to provide using these licenses, we will be subject to the applicable FCC rules.  Additionally, the Company is required to provide signal coverage and offer service to at least 35% of the geographic area covered by its licenses by June 13, 2013 and at least 70% of the geographic area covered by its licenses by June 13, 2019, when the licenses expire.  If the Company fails to meet the 2013 coverage requirement its license term will be reduced by two years to June 13, 2017.  If the Company fails to meet its end-of-term coverage requirement, it will lose the unused portion of the affected license.

Employees and Labor Relations

As of December 31, 2010, we had 16,350 full-time, 1,788 part-time and 927 temporary employees of which 578, 646 and 47, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

Available Information and Website

We make available free of charge, through our investor relations section at our website, http://www.cablevision.com/investor/index.jsp, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC").

(26)

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site http://www.sec.gov.

Item 1A.	Risk Factors

The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital, our ability to refinance our scheduled debt maturities and meet our other obligations as they come due.  The economic downturn has adversely affected our business and may continue to do so.

The capital and credit markets experience volatility and disruption.  In the fourth quarter of 2008, the volatility and disruption reached extreme levels.  At times, the markets have exerted extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and have severely restricted credit availability for most issuers.

The market disruptions have been accompanied by a broader economic downturn, which has led to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  Continuation or worsening of these conditions may further adversely impact our results of operations, cash flows and financial position.

We rely on the capital markets, particularly for offerings of debt securities, as well as the credit markets, to meet our financial commitments and liquidity needs.  Disruptions and/or volatility in the capital and credit markets could adversely affect our ability to refinance on satisfactory terms, or at all, our scheduled debt maturities and could adversely affect our ability to draw on our revolving credit facilities.

A continuation or worsening of the economic downturn may impact our ability to comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness and may impact our ability to pay our indebtedness as it comes due.  If we do not repay our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness, we would be in default under those agreements, and the debt incurred under those agreements could then be declared immediately due and payable.  In addition, any default under our indentures, credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.  If the indebtedness under our indentures, credit facilities and our other debt instruments were accelerated, we would not have sufficient assets to repay amounts due thereunder.  To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or reduce or eliminate dividend payments and stock repurchases or other discretionary uses of cash.  However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due.  In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers which would adversely affect our future operating results, cash flows and financial position.

Disruptions in the capital and credit markets can also result in higher interest rates on publicly issued debt securities and increased costs under credit facilities.  Such disruptions would increase our interest expense, adversely affecting our results of operations and financial position.

(27)

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

Longer term, volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses.  Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

We have substantial indebtedness and we are highly leveraged, which reduces our capability to withstand adverse developments or business conditions.

We have incurred substantial amounts of indebtedness to finance operations, to upgrade our cable plant and acquire other cable television systems, programming networks, sources of programming and other businesses.  We also have incurred substantial indebtedness in order to offer our new or upgraded services to our current and potential customers and to pursue activities outside our core businesses such as our acquisitions of an electronics retailer, Clearview Cinemas, Newsday and our development of Rainbow DBS. In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  In December 2010, we incurred approximately $1.4 billion of indebtedness to finance our acquisition of Bresnan Cable.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2010, our total indebtedness aggregated approximately $12.8 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not.

We have in past periods incurred substantial losses from continuing operations, we have a significant stockholders' deficiency, and we may in the future incur net losses which could be substantial, which may reduce our ability to raise needed capital.

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

The debt ratings for our notes are below the "investment grade" category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category.  In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant.  A lowering or withdrawal of a rating may further increase our future borrowing costs and reduce our access to capital.

(28)

Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries' ability to send us funds.

Cablevision's sole subsidiary is CSC Holdings.  CSC Holdings' principal subsidiaries include various entities that own cable television systems and interests in programming networks.  Cablevision's ability to pay interest on and repay principal of its outstanding indebtedness is dependent upon the operations of CSC Holdings and its subsidiaries and the distributions or other payments of the cash they generate to Cablevision in the form of distributions, loans or advances.  Similarly, CSC Holdings' ability to pay interest and principal on its indebtedness is dependent in part on distributions from its subsidiaries.  The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available to the Company to do so.  Rainbow National Services LLC, which we refer to as RNS, and Bresnan Cable are each a party to a credit agreement and indentures that contain various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, Newsday LLC is a party to a credit agreement that contains various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, our subsidiaries' creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

Our ability to incur debt and the use of our funds are limited by significant restrictive covenants in financing agreements.

Our credit facilities and debt instruments contain various financial and operating covenants that, among other things, require the maintenance of financial ratios and restrict the relevant borrower's ability to incur debt from other sources and to use funds for various purposes, including investments in some subsidiaries.  Violation of these covenants could result in a default that would permit the parties who have lent money under such credit facilities and such other debt instruments to:

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

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for our businesses were $840.5 million, $750.9 million and $853.9 million, in 2010, 2009 and 2008, respectively, and primarily include payments for consumer premises equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Optimum Lightpath telecommunications networks, in addition to the capital requirements of our other businesses.  We expect these capital expenditures to continue to be significant over the next several years, as we continue to market our services such as digital video, high-speed data and voice (including enhancements to our service offerings such as WiFi) to our customers.  Some of our subsidiaries have substantial future capital commitments in the form of long-term contracts that require substantial payments over a long period of time.  For example, our various program rights obligations almost always involve multi-year contracts that are difficult and expensive to terminate.  We will not be able to generate sufficient cash internally to fund anticipated capital expenditures, meet these obligations and repay our indebtedness at maturity.  Accordingly, we will have to do one or more of the following:

(29)

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

Our cable television systems compete with a variety of video programming distribution systems, including broadcast television stations, direct broadcast satellite systems, incumbent telephone companies, satellite master antenna television systems, open video system operators like RCN.  In our New York metropolitan service area, we face intense competition from two incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, and compete across all of our telecommunications products.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area (currently approximately 40% of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York, and all of New York City and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  Each of these companies has significantly greater financial resources than we do.  The attractive demographics of our New York metropolitan service territory make this region a desirable location for investment in video distribution technologies by these companies.  This intense competition affects our ability to add or retain customers and could lead to pressure upon our pricing of telecommunications services and our ability to expand services purchased by our customers.  Cable television systems also compete with the entities that make digital video recorded movies and programs available for home rental or sale.  Video competition to cable television systems is also possible from the delivery of video content over the Internet directly to subscribers and via wireless technologies.  Cellular phone providers have also begun to offer video content for viewing on wireless handsets.

(30)

Our high-speed data offering to consumers faces intense competition from other providers of high-speed Internet access including services offered by local telephone providers such as Verizon, AT&T, Qwest and CenturyLink.  Qwest  is being acquired by CenturyLink, subject to regulatory approval.    In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  Cellular phone providers are also increasing the speeds of their Internet access offerings, and the FCC has made other radio spectrum available for wireless high-speed Internet access.

Our voice service offerings to consumers face intense competition from other providers of voice services, including carriers such as Verizon, AT&T and Qwest and other competitive providers of voice services, as well as VoIP providers like Vonage.

Optimum Lightpath also competes with Verizon, AT&T and other competitive local exchange carriers and long distance companies.  To the extent these competitors decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

The success of our programming businesses depends upon the availability of programming that is adequate in quantity and quality, and our ability to obtain carriage of that programming.

Rainbow Media Holdings' programming networks compete in two highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video distribution services.  Second, the success of our programming businesses depends upon the availability of programming that is adequate in quantity and quality.  In particular, the national programming networks depend upon the availability of films and television programming in their niche markets.

The national programming networks are parties to film rights agreements giving the networks the right to exhibit the licensed films during specified window periods.  These rights agreements expire at varying times and may be terminated by the other party if we are not in compliance with the terms of the agreement.  In addition, our programming businesses are parties to affiliation agreements with distributors that require those programming businesses to deliver programming that meets certain standards.  To the extent that we do not or are not able to satisfy the quantity, quality or content standards set forth in our affiliation agreements, operators may have the right to terminate those affiliation agreements.  We cannot assure you that our programming businesses will ultimately be successful in negotiating renewals of their rights, program supply or affiliation agreements or in negotiating adequate substitute rights, program supply or affiliation agreements in the event that their rights, program supply or affiliation agreements expire or are terminated.

Our Newsday business has suffered operating losses historically and such losses could continue in the future.

Newsday suffered operating losses of $12.6 million for each of the years ended December 31, 2010 and 2009 and $403.3 million for the period July 30, 2008 through December 31, 2008, which included impairments of goodwill, indefinite-lived intangible assets, and certain long-lived intangible assets of $7.8 million, $2.0 million, and $402.4 million in 2010, 2009 and 2008, respectively.  Operating losses could continue in the future.  In connection with the formation of a company through which we have an approximate 97.2% interest in Newsday, its subsidiary, Newsday LLC incurred $650.0 million of indebtedness under a senior secured credit facility and $630.0 million of the proceeds of these borrowings were paid to Newsday's former owner, Tribune Company.  These borrowings are guaranteed by CSC Holdings.  In addition, at December 31, 2010, Newsday Holdings LLC held $753.7 million aggregate principal amount of senior notes issued by Cablevision.  Newsday LLC has agreed that it will hold Cablevision, CSC Holdings, or RNS senior notes or cash balances in excess of the amount of borrowings outstanding under its senior secured credit facility until it matures.

(31)

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

At December 31, 2010, we reported $8.8 billion of consolidated total assets, of which $2.5 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems, affiliation agreements, and goodwill.  While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

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

Rainbow Media Holdings' programming businesses compete with other programming networks to secure desired programming.  Most of Rainbow Media Holdings' programming is obtained through agreements with other parties that have produced or own the rights to such programming.  Competition for and choices of programming will increase as the number of programming networks increases.  Other programming networks that are affiliated with programming sources such as movie or television studios, or film libraries may have a competitive advantage over Rainbow Media Holdings in this area.

(32)

Our business is subject to extensive government regulation and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our cable television and telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  See "Item 1.  Business - Regulation".  In certain of our service areas, state or local franchising authorities extensively regulate the basic rates we may charge our customers for certain of our video services in accordance with FCC rules.  The FCC and state and local governments also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our telephone business and our high-speed Internet access business.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations. See discussion under "Item 1.  Business -Regulation".

Legislative enactments, court actions and federal, state, and local regulatory proceedings frequently modify the terms under which we offer our services and operate.  The results of these legislative, judicial and administrative actions may materially adversely affect our business or results of operations.  New requirements giving third parties access to our network or other assets, for example, could materially affect our ability to compete.  Changes to regulations from which we benefit and on which we depend to run our businesses also could materially affect our operations.  Any action with respect to these or other matters by the courts, Congress, the FCC, the states of New York, New Jersey, Connecticut, Utah, Colorado, Wyoming or Montana, or concerted action by local regulators, the likelihood or extent of which we cannot predict, could have a material adverse effect on us.

Our current franchises are non-exclusive and our franchisors need not renew our franchises.

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, with the latter in some states also subject to approval of state regulatory authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non renewal or termination under some circumstances.  In some cases in New York and New Jersey, franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities. As of December 31, 2010, our ten largest franchise areas comprised approximately 42% of our total basic video customers and of those, six franchises, including two in New York City, comprising approximately 1,015,000 basic video customers, are expired.  We are currently operating in these franchise areas under temporary authority and we are engaged in or have completed negotiations to renew these franchises.  In Montana, Wyoming, Colorado and Utah, franchises must be renewed prior to their expiration date, subject to the protections of federal law.  Bresnan Cable has never lost a franchise.

The MSG Distribution could result in significant tax liability. The Rainbow Distribution, if consummated, will pose similar risks.

We have received a private letter ruling from the IRS to the effect that, among other things, the MSG Distribution, and certain related transactions, will qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the "Code").

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

If the MSG Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the Madison Square Garden common stock in a taxable sale for its fair value.  Cablevision stockholders would be subject to tax as if they had received a distribution equal to the fair value of Madison Square Garden common stock that was distributed to them, which generally would be treated as a taxable dividend.  It is expected that the amount of any such taxes to Cablevision's stockholders and us would be substantial.

(33)

We have requested a private letter ruling from the IRS to the effect that the Rainbow Distribution qualifies for tax-free treatment under the Code and, if such ruling is received, the Rainbow Distribution will present similar risks to those presented by the MSG Distribution.

The tax rules applicable to the MSG Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the MSG Distribution.  The Rainbow Distribution, if consummated, will result in similar restrictions on our activities.

To preserve the tax-free treatment of the MSG Distribution to Madison Square Garden's and Cablevision's stockholders, under a tax disaffiliation agreement between Cablevision and Madison Square Garden, for the two-year period following the MSG Distribution, we will be subject to restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of Cablevision's common stock, asset sales, mergers and liquidations.

These restrictions may limit Cablevision's ability during that two-year period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of Cablevision's stock or engage in new businesses or other transactions that might increase the value of our business.  These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if Cablevision's stock price were to suffer substantial declines, or through the sale of certain of our assets.

We have requested a private letter ruling from the IRS to the effect that the Rainbow Distribution qualifies for tax-free treatment under the Code and, if such ruling is received, we will be subject to similar restriction on our activities.

We may not enjoy all of the benefits of scale that we achieved prior to the MSG Distribution and, if it is consummated, the Rainbow Distribution.

Prior to the MSG Distribution we shared benefits of scope and scale in costs and expenses resulting from various factors including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, legal and human resources related functions.  While we entered into agreements with Madison Square Garden that govern a number of our commercial and other relationships after the MSG Distribution, those arrangements do not fully capture the benefits we enjoyed as a result of common ownership prior to the MSG Distribution.  We now carry a relatively larger share of our administrative and other overhead expenses.  The loss of these benefits as a consequence of the MSG Distribution could have an adverse effect on our results of operations and financial condition.  If the Rainbow Distribution is consummated, it will similarly require us to carry a larger portion of our current level of administrative and other overhead expenses.  In addition, in connection with the proposed Rainbow Distribution, we expect to terminate an agreement pursuant to which CSC Holdings receives a management fee from Rainbow Media Holdings that is based upon the revenues of the AMC and WE tv networks.  This fee, which amounted to approximately $26.5 million in 2010, is eliminated in our consolidated results but is included in the operating income of our Telecommunications Services segment.

(34)

In connection with the MSG Distribution, we will rely on Madison Square Garden's performance under various agreements and we will be similarly dependant on Rainbow Media if the Rainbow Distribution occurs.

In connection with the MSG Distribution, we entered into various agreements with Madison Square Garden, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements.  These agreements govern our relationship with Madison Square Garden subsequent to the MSG Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the MSG Distribution.  These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships.  The distribution agreement includes an agreement that we and Madison Square Garden agree to provide each other with indemnities with respect to liabilities arising out of the businesses we transferred to Madison Square Garden.  We are also party to other arrangements with Madison Square Garden, such as affiliation agreements covering the MSG networks and Fuse.  We and Madison Square Garden will rely on the other to perform its obligations under these agreements.  If Madison Square Garden were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.  We expect to enter into a number of similar agreements with Rainbow Media Holdings in connection with the Rainbow Distribution.

We share certain key executives and directors with Madison Square Garden which means those executives will not devote their full time and attention to our affairs.  We may similarly have overlapping executives or directors with Rainbow Media if the Rainbow Distribution occurs.

As a result of the MSG Distribution, our President and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of Madison Square Garden and our Vice Chairman, Hank J. Ratner, serves as President and Chief Executive Officer of Madison Square Garden.  This arrangement is similar to the historical situation whereby Messrs. Dolan and Ratner have served as senior officers of both companies.  As a result, since the MSG Distribution, two senior officers of the Company are not devoting their full time and attention to the Company's affairs.  In addition, eight members of our Board of Directors are also directors of Madison Square Garden.  We may have overlapping officers and directors with Rainbow Media Holdings following the Rainbow Distribution if it is consummated.

Our overlapping directors and executive officers may result in the diversion of corporate opportunities and other potential conflicts.

Our Board of Directors has adopted a policy that acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Madison Square Garden and its subsidiaries and that the Company may engage in material business transactions with such entities.  The Company renounced its rights to certain business opportunities and the new policy provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Madison Square Garden and its subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in the policy) to Madison Square Garden or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.  The policy expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Madison Square Garden and/or any of its subsidiaries and, to the fullest extent permitted by law, provides that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective shareholders.  Similar potential conflicts may exist following the Rainbow Distribution if it is consummated.

(35)

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

As of February 11, 2011, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively owned all of Cablevision's Class B common stock, less than 3% of Cablevision's outstanding Class A common stock and approximately 70% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 45% of Cablevision's outstanding Class B common stock, less than 1% of Cablevision's outstanding Class A common stock and approximately 32% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a voting agreement that has the effect of causing the voting power of the Class B stockholders to be cast as a block with respect to the election of the directors elected by the Class B stockholders and any change of control transaction.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  On May 2, 2007, Cablevision entered into a merger agreement with an entity owned by the Dolan Family Group.  The terms of the merger agreement provided that an entity owned by the Dolan Family Group would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of an entity controlled by the Dolan Family Group.  This transaction would have involved the incurrence of approximately $13.9 billion of indebtedness of Cablevision, CSC Holdings and their subsidiaries.  Following the announcement of the execution of the merger agreement, the long-term debt ratings of CSC Holdings' senior and subordinated debt were placed on credit watch with negative implications.  On October 24, 2007, that transaction was submitted to a vote of Cablevision's shareholders and did not receive shareholder approval. Subsequently, the parties terminated the merger agreement pursuant to its terms.  This transaction would have resulted in holders of our Class A common stock receiving a cash payment for their shares and members of the Dolan family owning all of the equity interests in the surviving corporation.  In connection with this proposed merger transaction and prior proposals contemplating similar going private transactions, members of the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

As a result of the Dolan family's ownership of all of the Class B common stock, the Dolan family has the power to elect all the directors of Cablevision subject to election by holders of Class B common stock.  Those directors constitute a majority of Cablevision's Board of Directors.  In addition, Dolan family members may control stockholder decisions on matters in which holders of all classes of Cablevision common stock vote together as a single class.  These matters could include the amendment of some provisions of Cablevision's certificate of incorporation and the approval of fundamental corporate transactions.  In addition, the affirmative vote or consent of the holders of at least 66-2⁄3% of the outstanding shares of the Class B common stock, voting separately as a class, is required to approve the authorization or issuance of any additional shares of Class B common stock.  Furthermore, the Dolan family members also have the power to prevent any amendment, alteration or repeal of any of the provisions of Cablevision's certificate of incorporation that adversely affects the powers, preferences or rights of the Class B common stock.

(36)

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

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 2,232,000 square feet of space primarily in New York, New Jersey and Connecticut.  We also own approximately 210,000 square feet and lease approximately 162,000 square feet of certain other real estate where certain of our offices, earth stations, headend equipment and microwave receiving antennae are located throughout our Bresnan Cable service area.

We lease several business offices in Woodbury, New York with an aggregate of approximately 120,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space.  Of those amounts, we currently sublease approximately 288,000 square feet of space to third party tenants and approximately 33,000 square feet of space is currently vacant.  We also lease an office in Purchase, New York with approximately 31,000 square feet of space.  In addition, Newsday leases properties aggregating approximately 726,000 square feet of space which includes approximately 527,000 square feet relating to its administrative and printing facility in Melville, New York.

We generally own all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable television system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment.  We also generally own our service and other vehicles.

Clearview Cinemas leases 37 theaters (21 in New Jersey, 14 in New York and two in Pennsylvania) with approximately 33,000 seats and owns an additional nine theaters (five in New York and four in New Jersey) with approximately 5,700 seats.

We believe our properties are adequate for our use.

(37)

Item 3.	Legal Proceedings

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these lawsuits other industry participants are also defendants.  In certain of these lawsuits the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intends to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company's consolidated financial position.

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100 million per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500 million in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  The Company believes that the counterclaims asserted by DISH Network are without merit.   VOOM HD and DISH Network each filed cross-motions for summary judgment.   In November 2010, the court denied both parties' cross-motions for summary judgment.  The court also granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence and its motion to exclude DISH Network's principal damages expert.  The trial will be scheduled after DISH Network's appeal of the latter two rulings.

Programming Litigation

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants have violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a "bundled" basis and by offering programming in packaged tiers rather than on an "à la carte" basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, sought unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an "à la carte" basis.  On December 3, 2007, the plaintiffs filed an amended complaint containing principally the same allegations as the plaintiffs' original complaint.  On December 21, 2007, the defendants filed joint motions to dismiss the amended complaint for failure to state a claim and on the ground that the plaintiffs lacked standing to assert the claims in the amended complaint.  The district court granted the defendants' motions on March 13, 2008, but granted the plaintiffs leave to amend their claims.

(38)

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contains many of the same allegations as the plaintiffs' original complaint, with limited modifications to address certain of the deficiencies identified in the court's March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an "à la carte" basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs' antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the court granted the defendants' motion and dismissed the third amended complaint with prejudice.  The plaintiffs have filed a notice of appeal.  Oral argument before the United States Court of Appeals for the Ninth Circuit has been scheduled for March 7, 2011.

Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to Cablevision, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, Cablevision and Fox reached an agreement on new affiliation agreements for these stations and networks and carriage was restored.  Several class action lawsuits have been filed on behalf of Cablevision customers seeking recovery for lack of Fox programming.  The plaintiffs in those lawsuits have asserted claims for breach of contract, unjust enrichment, and consumer fraud.  The Company believes these claims are without merit and intends to defend these lawsuits vigorously.

Other Legal Matters

In addition to the matters discussed above, the Company is party to various lawsuits, some involving claims for substantial damages.  Although the outcome of these other matters cannot be predicted with certainty and the impact of the final resolution of these other matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these other lawsuits will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

(39)

PART II

Item 5.	Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 201(d) of Regulation S-K under Item 5 is hereby incorporated by reference to Cablevision's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2011 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2011, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

CNYG Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CVC."

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the CNYG Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2010:
January 1 through February 9, 2010*	$27.73	$24.73
February 10, 2010 through March 31, 2010	24.74	21.53
Second Quarter	27.79	21.67
Third Quarter	28.04	23.53
Fourth Quarter	36.10	25.87

	High	Low
Year Ended December 31, 2009*:
First Quarter	$19.36	$9.34
Second Quarter	21.58	12.61
Third Quarter	26.07	17.03
Fourth Quarter	26.43	22.19
______________
*	Share prices through February 9, 2010 do not reflect the impact of the MSG Distribution.

As of February 11, 2011, there were 1,144 holders of record of CNYG Class A common stock.

There is no public trading market for the CNYG Class B common stock, par value $.01 per share.  As of February 11, 2011, there were 22 holders of record of CNYG Class B common stock.

All membership interests in CSC Holdings are held by Cablevision.

Stockholder Dividends and Distributions

Cablevision

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment.  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on the MSG Distribution Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the MSG Distribution Record Date.

(40)

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 24, 2010	$0.10	March 8, 2010	March 29, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010
November 3, 2010	$0.125	November 15, 2010	December 6, 2010

February 25, 2009	$0.10	March 9, 2009	March 31, 2009
May 6, 2009	$0.10	May 18, 2009	June 9, 2009
July 29, 2009	$0.10	August 10, 2009	September 1, 2009
November 2, 2009	$0.10	November 13, 2009	December 4, 2009

August 15, 2008	$0.10	August 26, 2008	September 18, 2008
November 5, 2008	$0.10	November 17, 2008	December 9, 2008

The dividend payments on all outstanding shares of Cablevision common stock and certain common stock equivalents aggregated approximately $140.7 million, $123.5 million and $64.9 million in 2010, 2009 and 2008, respectively.  In addition, as of December 31, 2010, up to approximately $7.5 million will be paid when, and if, restrictions lapse on restricted shares outstanding.

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

Cablevision's and CSC Holdings' senior debentures and CSC Holdings' senior subordinated debt instruments restrict the amount of dividends and distributions in respect of any shares of capital stock that can be made.

CSC Holdings

During the year ended December 31, 2010, CSC Holdings made distributions to Cablevision, its sole member, aggregating approximately $556.3 million.  The proceeds were used to fund:

•	Cablevision's dividends paid in 2010;
•	Cablevision's interest payments on certain of its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

During the year ended December 31, 2009, CSC Holdings made distributions to Cablevision, aggregating approximately $790.1 million.  The proceeds were used to fund:

•	Cablevision's repurchase of a portion of Cablevision's April 2009 Notes pursuant to the tender offer completed in March 2009 ($196.3 million);
•	Cablevision's repayment of the remaining outstanding balance of its April 2009 Notes upon their maturity ($303.7 million);
•	Cablevision's dividends paid in 2009;
•	Cablevision's interest payments on certain of its senior notes; and

(41)

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

In 2008, CSC Holdings made distributions of approximately $52.1 million to Cablevision, which it used to fund dividend payments.  In addition, in 2008, CSC Holdings made advances to Cablevision aggregating approximately $144.6 million.

CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.

Cablevision's and CSC Holdings' senior debentures and CSC Holdings' senior subordinated debt instruments restrict the amount of dividends and distributions in respect of any shares of capital stock that can be made.

Recent Sales and Use of Proceeds

The table below sets forth information regarding purchases made by the Company of its CNYG Class A Common Stock during the year ended December 31, 2010:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(2)

June 1-30, 2010	1,077,600	$25.21	1,077,600	$472,830,349
August 1-31, 2010	2,398,100	25.65	3,475,700	411,316,906
September 1-30, 2010	2,578,600	26.50	6,054,300	342,980,046
November 1-30, 2010	670,300	31.48	6,724,600	321,877,576
December 1-31, 2010	4,101,000	33.72	10,825,600	183,595,040
______________
(1)
On June 14, 2010, Cablevision's Board of Directors authorized the repurchase of up to $500 million of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market. The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.  These acquired shares have been classified as treasury stock.

(2)	Excludes brokerage commissions paid by the Company.

For the period from January 1 through February 15, 2011, Cablevision repurchased 4,728,300 shares for an aggregate purchase price of approximately $164.1 million, including commissions.

The table above does not include any shares received in connection with participant forfeitures of awards pursuant to the Company's employee stock plan.

In addition to the information provided in the table above, for the year ended December 31, 2010, 2,119,364 restricted shares of CNYG Class A common stock issued to employees of the Company and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 866,426 of these shares, with an aggregate value of $22.5 million, were surrendered to Cablevision.  These acquired shares have been classified as treasury stock.

(42)

CNYG Stock Performance Graph

The chart below compares the performance of the Company's CNYG Class A common stock with the performance of the Russell 3000 Index and a Peer Group Index by measuring the changes in CNYG Class A common stock prices from December 31, 2005 through December 31, 2010.  As required by the Securities and Exchange Commission ("SEC"), the values shown assume the reinvestment of all dividends.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable television operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2010:  Comcast Corporation, Mediacom Communications Corporation, Time Warner Cable Inc. (from January 5, 2007, when Time Warner Cable stock began trading), and Charter Communications (from December 2, 2009, when the company emerged from bankruptcy).  The chart assumes $100 was invested on December 31, 2005 in each of the Company's CNYG Class A common stock, the Russell 3000 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010
CNYG CLASS A	100	181	156	108	170	268
RUSSELL 3000 INDEX	100	116	122	76	98	116
PEER GROUP	100	163	107	94	107	149

(43)

Item 6.	Selected Financial Data

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision and CSC Holdings.  The selected financial data presented below should be read in conjunction with the audited consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

Operating Data:
	Cablevision Systems Corporation
	Years Ended December 31,
	2010(1)	2009	2008	2007	2006
	(Dollars in thousands)

Revenues, net	$7,231,249	$6,847,301	$6,319,852	$5,598,435	$5,025,053
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,007,883	2,818,468	2,645,831	2,366,219	2,114,848
Selling, general and administrative	1,703,173	1,643,731	1,504,862	1,353,661	1,283,817
Restructuring expense (credits)	(2,276)	10,728	49,883	4,512	(3,627)
Depreciation and amortization (including impairments)	993,547	1,022,912	1,441,532	1,056,489	1,054,658
Operating income	1,528,922	1,351,462	677,744	817,554	575,357
Other income (expense):
Interest expense, net	(784,163)	(745,521)	(784,793)	(912,305)	(897,886)
Equity in net income of affiliates	-	-	-	4,467	6,698
Gain on sale of programming and affiliate interests, net	2,518	2,130	805	183,286	-
Gain (loss) on investments, net	109,810	(981)	(136,414)	(213,347)	290,302
Gain (loss) on equity derivative contracts, net	(72,044)	631	118,219	214,712	(214,352)
Loss on interest rate swap contracts, net	(85,013)	(78,868)	(205,683)	(76,568)	(39,360)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(73,457)	(2,424)	(22,032)	(27,208)
Miscellaneous, net	1,288	734	1,264	2,636	2,845

Income (loss) from continuing operations before income taxes	591,269	456,130	(331,282)	(1,597)	(303,604)
Income tax benefit (expense)	(225,550)	(206,669)	88,944	(33,512)	153,924
Income (loss) from continuing operations	365,719	249,461	(242,338)	(35,109)	(149,680)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166	253,384	32,661
Income (loss) before cumulative effect of a change in accounting principle	361,597	285,299	(236,172)	218,275	(117,019)
Cumulative effect of a change in accounting principle, net of income taxes	-	-	-	(443)	(624)
Net income (loss)	361,597	285,299	(236,172)	217,832	(117,643)
Net loss (income) attributable to noncontrolling interests	(649)	273	8,108	321	(8,894)
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$360,948	$285,572	$(228,064)	$218,153	$(126,537)
______________
(1)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(44)

	Cablevision Systems Corporation
	Years Ended December 31,
	2010(1)	2009	2008	2007	2006
	(Dollars in thousands, except per subscriber, per unit and per share data)
INCOME (LOSS) PER SHARE:

Basic net income (loss) per share attributable to Cablevision Systems Corporation shareholders:

Income (loss) from continuing operations	$1.25	$0.86	$(0.81)	$(0.12)	$(0.52)

Income (loss) from discontinued operations	$(0.01)	$0.12	$0.02	$0.88	$0.08

Cumulative effect of a change in accounting principle	$-	$-	$-	$-	$-

Net income (loss)	$1.23	$0.98	$(0.79)	$0.76	$(0.45)

Basic weighted average common shares (in thousands)	293,165	291,759	290,286	288,271	283,627

Diluted net income (loss) per share attributable to Cablevision Systems Corporation shareholders:

Income (loss) from continuing operations	$1.21	$0.84	$(0.81)	$(0.12)	$(0.52)

Income (loss) from discontinued operations	$(0.01)	$0.12	$0.02	$0.88	$0.08

Cumulative effect of a change in accounting principle	$-	$-	$-	$-	$-

Net income (loss)	$1.20	$0.96	$(0.79)	$0.76	$(0.45)

Diluted weighted average common shares (in thousands)	301,880	298,444	290,286	288,271	283,627

Cash dividends declared and paid per common share	$0.475	$0.40	$0.20	$-	$10.00

Amounts attributable to Cablevision Systems Corporation shareholders:

Income (loss) from continuing operations, net of income taxes	$365,070	$249,734	$(234,230)	$(34,788)	$(148,066)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166	253,384	22,153
Cumulative effect of a change in accounting principle, net of income taxes	-	-	-	(443)	(624)
Net income (loss)	$360,948	$285,572	$(228,064)	$218,153	$(126,537)
______________
(1)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(45)

	CSC Holdings, LLC
	Years Ended December 31,
	2010(1)	2009	2008	2007	2006
	(Dollars in thousands)

Revenues, net	$7,231,249	$6,847,301	$6,319,852	$5,598,435	$5,025,053
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,007,883	2,818,468	2,645,831	2,366,219	2,114,848
Selling, general and administrative	1,703,173	1,643,731	1,504,862	1,353,661	1,283,817
Restructuring expense (credits)	(2,276)	10,728	49,883	4,512	(3,627)
Depreciation and amortization (including impairments)	993,547	1,022,912	1,441,532	1,056,489	1,054,658
Operating income	1,528,922	1,351,462	677,744	817,554	575,357
Other income (expense):
Interest expense, net	(543,750)	(569,379)	(633,355)	(781,312)	(769,060)
Equity in net income of affiliates	-	-	-	4,467	6,698
Gain on sale of programming and affiliate interests, net	2,518	2,130	805	183,286	-
Gain (loss) on investments, net	109,810	(981)	(136,414)	(213,347)	290,302
Gain (loss) on equity derivative contracts, net	(72,044)	631	118,219	214,712	(214,352)
Loss on interest rate swap contracts, net	(85,013)	(78,868)	(205,683)	(76,568)	(39,360)
Loss on extinguishment of debt and write-off of deferred financing costs	-	(72,870)	(2,424)	(22,032)	(27,208)
Miscellaneous, net	1,274	734	1,260	2,636	2,845
Income (loss) from continuing operations before income taxes	941,717	632,859	(179,848)	129,396	(174,778)
Income tax benefit (expense)	(362,669)	(277,747)	29,299	(88,960)	101,093
Income (loss) from continuing operations	579,048	355,112	(150,549)	40,436	(73,685)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166	253,384	32,661
Income (loss) before cumulative effect of a change in accounting principle	574,926	390,950	(144,383)	293,820	(41,024)
Cumulative effect of a change in accounting principle, net of income taxes	-	-	-	(443)	(624)
Net income (loss)	574,926	390,950	(144,383)	293,377	(41,648)
Net loss (income) attributable to noncontrolling interests	(649)	273	8,108	321	(8,894)
Net income (loss) attributable to CSC Holdings, LLC's sole member	$574,277	$391,223	$(136,275)	$293,698	$(50,542)

Amounts attributable to CSC Holdings, LLC's sole member:

Income (loss) from continuing operations, net of income taxes	$578,399	$355,385	$(142,441)	$40,757	$(72,071)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166	253,384	22,153
Cumulative effect of a change in accounting principle, net of income taxes	-	-	-	(443)	(624)
Net income (loss)	$574,277	$391,223	$(136,275)	$293,698	$(50,542)
______________
(1)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(46)

Balance Sheet Data:
	Cablevision Systems Corporation
	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Total assets	$8,840,685	$9,555,730	$9,920,267	$9,460,475	$10,219,235
Credit facility debt	6,231,510	5,298,750	5,653,750	4,888,750	4,992,500
Collateralized indebtedness	352,606	375,832	448,738	847,154	921,574
Senior notes and debentures	5,867,745	5,321,883	5,496,292	5,495,148	5,993,956
Senior subordinated notes and debentures	324,071	323,817	323,564	323,311	497,011
Notes payable	-	-	6,230	1,017	18,843
Notes payable to affiliate	-	190,000	190,000	130,000	-
Capital lease obligations	51,489	56,541	54,392	57,633	56,409
Total debt	12,827,421	11,566,823	12,172,966	11,743,013	12,480,293
Redeemable noncontrolling interests	14,698	12,175	12,012	18,712	18,712
Stockholders' deficiency	(6,296,918)	(5,155,955)	(5,367,991)	(5,117,570)	(5,357,730)
Noncontrolling interest	1,485	521	333	571	49,059
Total deficiency	(6,295,433)	(5,155,434)	(5,367,658)	(5,116,999)	(5,308,671)

	CSC Holdings, LLC
	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Total assets	$9,146,202	$9,801,483	$10,159,620	$9,664,078	$10,158,474
Credit facility debt	6,231,510	5,298,750	5,653,750	4,888,750	4,992,500
Collateralized indebtedness	352,606	375,832	448,738	847,154	921,574
Senior notes and debentures	3,702,057	3,434,192	3,996,292	3,995,148	4,493,956
Senior subordinated notes and debentures	324,071	323,817	323,564	323,311	497,011
Notes payable	-	-	6,230	1,017	18,843
Notes payable to affiliate	-	190,000	190,000	130,000	-
Capital lease obligations	51,489	56,541	54,392	57,633	56,409
Total debt	10,661,733	9,679,132	10,672,966	10,243,013	10,980,293
Redeemable noncontrolling interests	14,698	12,175	12,012	18,712	18,712
Stockholder's deficiency	-	-	(3,603,782)	(3,451,037)	(3,821,804)
Member's deficiency	(4,150,245)	(3,090,152)	-	-	-
Noncontrolling interest	1,485	521	333	571	49,059
Total member deficiency	(4,148,760)	(3,089,631)	(3,603,449)	(3,450,466)	(3,772,745)

(47)

Statistical Data (Unaudited):
	Cablevision Systems Corporation and CSC Holdings, LLC
	At December 31,
	New York Metropolitan Area 2010	Bresnan Cable Service Area 2010 (1)	Total 2010	2009	2008	2007	2006
	(in thousands, except per subscriber data)
Revenue Generating Units:
Basic Video Customers(2)	3,008	306	3,314	3,063	3,108	3,123	3,127
Digital Video Customers	2,906	205	3,111	2,893	2,837	2,628	2,447
High-Speed Data Customers	2,653	239	2,892	2,568	2,455	2,282	2,039
Voice Customers	2,138	131	2,269	2,052	1,878	1,592	1,214
Total Revenue Generating Units	10,705	881	11,586	10,576	10,278	9,625	8,827
Total Voice Lines(3)	2,731	148	2,879	2,577	2,300	1,895	1,406
Customer Relationships(4)	3,298	350	3,648	3,314	3,325	3,317	3,300

Homes Passed(5)	4,882	650	5,532	4,829	4,732	4,679	4,562

Penetration:
Basic Video Customers to Homes Passed	61.6%	47.1%	59.9%	63.4%	65.7%	66.8%	68.5%
Digital Customers to Basic Penetration	96.6%	66.9%	93.9%	94.4%	91.3%	84.1%	78.2%
High-Speed Data Customers to Homes Passed	54.3%	36.8%	52.3%	53.2%	51.9%	48.8%	44.7%
Voice Customers to Homes Passed	43.8%	20.2%	41.0%	42.5%	39.7%	34.0%	26.5%

Average Monthly Revenue per Basic Video Customer ("RPS")(6)	$150.68	*	*	$144.03	$134.85	$125.10	$115.30
______________
*	Not meaningful.
(1)	Includes data related to Bresnan Cable which was acquired by the Company on December 14, 2010.
(2)
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

(3)	Total lines of voice services for the Telecommunications Services segment.
(4)	Customer relationships represent the number of customers who receive at least one of the Company's services.
(5)
Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(6)
RPS is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the fourth quarter of each year presented by the average number of basic video customers served by our cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude our Optimum Lightpath operations because Optimum Lightpath's third-party revenues are unrelated to our cable television system customers.

(48)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Form 10-K there are statements concerning our future operating and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•
competition from existing competitors (such as telephone companies and direct broadcast satellite ("DBS") operators) and new competitors (such as high-speed wireless providers) entering our franchise areas;

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

•	market demand for new services;
•	the tax-free treatment of the MSG Distribution (as defined herein);
•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•	other risks and uncertainties inherent in the cable television, programming, entertainment and newspaper publishing businesses, and our other businesses;
•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
•
the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

We disclaim any obligation to update or revise the forward looking statements contained herein, except as otherwise required by applicable federal securities laws.

(49)

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

Continued capital and credit market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customer's inability to pay for the services we provide.  We have experienced some of the effects of this economic downturn.  Continuation of events such as these may adversely impact our results of operations, cash flows and financial position.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment.  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock held of record at the close of business in New York City on January 25, 2010 (the "MSG Distribution Record Date") and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the MSG Distribution Record Date.

As a result of the MSG Distribution, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 79% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2010, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as, equipment rental, pay-per-view and video-on-demand.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of homes passed).  As penetration rates increase, the number of available homes to which we can market our services generally decreases, which may contribute to a slower rate of customer and revenue growth in future periods.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.

(50)

Our cable television video services, which accounted for 45% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2010, face competition from video service provided by incumbent telephone companies, DBS service providers and others.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from incumbent telephone companies Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company's telecommunications products.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, decide to meet our pricing and/or features or reduce their pricing, our future growth may be negatively impacted.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete nationally with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our New York metropolitan service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area (currently approximately 40% of the households, according to our estimates).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers such service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue and our video revenue growth rates in these areas and may continue to do so in the future.

Our high-speed data services business, which accounted for 17% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2010, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and Qwest in our Bresnan Cable service area.  Our growth rate in high-speed data customers and revenues in our New York metropolitan service area has slowed from the growth rates we have experienced in the past due to our high penetration in this service area (54.3% of homes passed at December 31, 2010).  Growth rates have also been negatively impacted, although to a lesser extent, by intense competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.  In addition, the regulatory framework for high-speed data service may affect our competitive position.

Our VoIP offering, which accounted for 11% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2010, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in the New York metropolitan service area and Qwest in our Bresnan Cable service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico in the New York metropolitan service area and the U.S. Virgin Islands in the Bresnan Cable service area) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration in the New York metropolitan service area (43.8% of homes passed at December 31, 2010).  Growth rates have also been impacted, although to a lesser extent, by intense competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.  In addition, the regulatory framework for voice services may affect our competitive position.

(51)

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2010.

Optimum Lightpath, which operates in our New York metropolitan area accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2010.  Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Rainbow

In our Rainbow segment, which accounted for 15% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2010, we earn revenues in two principal ways.  First, we receive affiliation payments from cable television system operators (including our cable television systems), DBS operators and telephone companies (collectively referred to as "operators").  These revenues are generally on a per subscriber basis under multi-year contracts, commonly referred to as "affiliation agreements".  The specific affiliation fee revenues we earn vary from period to period, operator to operator and also vary among our networks, but are generally based upon the number of each operator's subscribers who receive our programming, referred to as "viewing subscribers."  The terms of certain affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee.

The second principal source of revenues in this segment is from advertising.  Under our affiliation agreements, we have the right to sell a specific amount of advertising time on our programming networks.  Our advertising revenues are more variable than affiliation fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, most of our advertising revenues vary based upon the popularity of our programming as measured by a rating service.

We seek to grow our revenues in the Rainbow segment by increasing the number of viewing subscribers of the operators that carry our services.  We refer to this as our "penetration."  AMC, which is widely distributed, has less ability to increase its penetration than our less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by operators to make upfront payments in exchange for additional subscribers and/or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the operators' efforts to market our channels.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing the rates we charge for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by a rating service.

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

(52)

Other

Our Other segment includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Rainbow Advertising Sales Corporation ("RASCO"), and (vi) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the year ended December 31, 2010, advertising revenues accounted for 73% and circulation revenues accounted for approximately 26% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.

Newsday's largest categories of operating expenses relate to the production and distribution of its print products.  These costs are driven by volume (number of newspapers printed and number of pages printed) and the number of pages printed are impacted by the volume of advertising and editorial page counts.  The majority of Newsday's other costs, such as editorial content creation, rent and general and administrative expenses do not directly fluctuate with changes in advertising and circulation revenue.

Newsday and the newspaper industry generally have experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers, particularly younger consumers, as a source of news.  A prolonged decline in circulation levels would also have a material adverse effect on the rate and volume of advertising revenues.

Clearview Cinemas

Clearview Cinemas derives revenues primarily from box office ticket sales, concession stand sales, and, to a lesser extent, from advertising shown at the start of each performance and from venue rentals. Our ability to attract customers to our theaters is, to a large extent, dependent on our ability to obtain high quality film content at competitive pricing. To the extent other theater chains have greater leverage with producers and distributors of motion pictures, our ability to obtain such content at equivalent pricing will be hindered.

News 12 Networks

Our News 12 Networks, which include seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area, derives its revenues from the sale of advertising on its networks and affiliation fees paid by cable operators, principally Cablevision.

(53)

MSG Varsity

MSG Varsity, which launched in September 2009, is a network dedicated entirely to showcasing high school sports and activities.  One of the many compelling components of this programming service is the involvement of high schools throughout our footprint as co-producers of MSG Varsity's content, in addition to content created by our professional productions.  MSG Varsity is available to all subscribers throughout our footprint in the New York metropolitan area.

RASCO

RASCO is a cable television advertising company that sells local and regional commercial advertising time on cable television networks and offers advertisers the opportunity to target specific geographic and demographic audiences.

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

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company's long-lived and indefinite-lived assets at December 31, 2010 include goodwill of $525,240, other intangible assets of $1,984,049 ($1,327,023 of which are indefinite-lived intangible assets), $3,430,567 of property, plant and equipment and long-term program rights of $597,355.  Such assets accounted for approximately 74% of the Company's consolidated total assets.  Goodwill and identifiable indefinite-lived intangible assets, which represent primarily the Company's cable television franchises, various trademarks and licenses, are tested annually for impairment during the first quarter ("annual impairment test date") and upon the occurrence of certain events or substantive changes in circumstances.

In accordance with Accounting Standards Codification ("ASC") Topic 350-10, the Company is required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  For the purpose of evaluating goodwill impairment at the annual impairment test date, the Company had three reporting units containing approximately 86% of the Company's goodwill balance of $358,210.  These reporting units are the Consumer Services (cable television) reporting unit in the Telecommunications Services reportable segment ($234,290), the AMC and Sundance Channel reporting units in the Rainbow reportable segment ($63,179) and the Clearview Cinemas reporting unit in the Other reportable segment ($10,348).  Goodwill recorded in connection with the Company's acquisition of Bresnan Cable in December 2010 was not included in the annual impairment test during the first quarter (see Note 4).

(54)

The impairment test for identifiable indefinite-lived intangible assets is performed in accordance with the guidance outlined in ASC Topic 350-30, which consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2010:

Reportable Segment	Unit of Accounting	Identifiable Indefinite-Lived Intangible Assets Balance*

Telecommunications Services	Cable Television Franchises	$731,848

Rainbow	Sundance Channel Trademark	19,900

Other	Newsday Trademarks	56,300

Telecommunications Services, Rainbow and Other	Various other identifiable indefinite-lived intangible assets	6,363
		$814,411
______________
*
Excludes cable television franchises and FCC licenses acquired in connection with the Company's acquisition of Bresnan Cable in December 2010, since these assets were not included in the annual impairment test during the first quarter (see Note 4).

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

In assessing the recoverability of the Company's goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.  For the Telecommunications Services reportable segment, these valuations also include assumptions for average annual revenue per customer, number of homes passed, operating margin and market penetration as a percentage of homes passed, among other assumptions.  Further, the projected cash flow assumptions consider contractual relationships, customer attrition, eventual development of new technologies and market competition.  For the Rainbow reportable segment, these valuations also include assumptions for the projected number of subscribers and the projected average rates per basic and viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenues, access to program rights and the cost of such program rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.  For Newsday, these valuations also include assumptions for advertising and circulation revenue trends, operating margin, market participant synergies, and market multiples for comparable companies.  If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

Based on the Company's annual impairment test during the first quarter of 2010, the Company's reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company's reporting units on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair values of each reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis for any of the Company's reporting units with the exception of the Sundance Channel and Clearview Cinemas reporting units.  For the Sundance Channel, which had a goodwill carrying value of $28,930 at December 31, 2010, a 23% reduction in its estimated fair value would result in a goodwill impairment test step one failure.  For Clearview Cinemas, which had a goodwill carrying value of $10,348 at December 31, 2010, a 26% reduction in its estimated fair value would result in a step one failure.  A step one failure would require the Company to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a goodwill impairment loss.

(55)

The Company's primary identifiable indefinite-lived intangible assets that represent over 95% of the identifiable indefinite-lived intangibles (excluding cable television franchise and FCC licenses identifiable indefinite-lived intangible assets acquired in connection with the Company's acquisition of Bresnan Cable in December 2010) are the Company's cable television franchises and various reporting unit trademarks, which are valued using an income approach or market approach.  The Company's cable television franchises are the largest of the Company's identifiable indefinite-lived intangible assets and reflect agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area.  Our cable television franchises are valued using a discounted cash flows ("DCF") methodology.  The DCF methodology used to value cable television franchises entails identifying the projected discrete cash flows related to such cable television franchises and discounting them back to the valuation date.  The projected discrete cash flows related to such cable television franchises represent the rights to solicit and the right to service potential customers in the service areas defined by franchise rights currently held by the Company.  Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises and identification of appropriate continuing growth rate assumptions.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company's annual impairment test during the first quarter of 2010, the Company's units of accounting that represent approximately 90% of the Company's identifiable indefinite-lived intangible assets have significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value unit of accounting over their respective carrying values.  In order to evaluate the sensitivity of the fair value calculations of all the Company's identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company's identifiable indefinite-lived intangibles.  These hypothetical 10%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than the Newsday and Sundance Channel related trademarks, which have a carrying value of $56,300 and $19,900, respectively.  The hypothetical fair value decreases would have resulted in impairment charges of approximately $5,000 at 10% related primarily to the Newsday print newspaper related trademark, approximately $10,000 at 20% related primarily to the Newsday print newspaper related trademark and approximately $17,000 at 30% related primarily to the Newsday print newspaper and the Sundance Channel related trademarks.  As of December 31, 2010, 2009 and 2008, the Newsday indefinite-lived trademarks were written down to their estimated fair values (see discussion below).

The Company's impairment analysis of Newsday as of December 31, 2008 resulted in pre-tax impairment charges of $59,522, $8,199 and $333,159 related to identifiable indefinite-lived intangibles, certain long-lived intangible assets and goodwill, respectively, originally recorded by the Company in connection with its acquisition of Newsday on July 29, 2008.  The net $400,880 pre-tax impairment charges recorded in 2008 are included in depreciation and amortization (including impairments) and the Company recognized an income tax benefit of $164,080, in addition to the allocation of such pre-tax impairment charges to the noncontrolling interest owner's basis in those assets.  In addition, during the fourth quarter of 2010 and 2009, the Company recorded an impairment charge of $7,800 and $2,000, respectively, relating to the excess of the carrying value over the estimated fair value of Newsday's indefinite-lived intangible trademarks.

(56)

The Company determined the fair value of our Newsday reporting unit based on a weighting of the estimated fair values determined under the income approach and the market approach.  The income approach utilizes a DCF valuation methodology, which requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows including the cash flows generated from potential synergies a market participant may generate, the amount and timing of expected future cash flows, including expected cash flows beyond the Company's current long-term business planning period, and certain tax benefits the Company would recognize.  The discount rate utilized for the interim impairment assessment was a consolidated weighted average discount rate of 12%.  The market approach measures fair value using market multiples of various financial measures compared to a set of comparable publicly traded newspaper publishing companies and comparable transactions taking into consideration potential synergies a market participant may generate and requires significant judgments in determining comparable market multiples.  The weighting between the income approach and market approach was weighted more towards the income approach based on our belief that the income approach was more reliable in the midst of the steep economic decline impacting the publishing industry, and in view of the fact that there were no recent observable sales transactions involving the newspaper business.  The estimated fair values of Newsday's indefinite-lived intangibles, which relate primarily to the trademarks associated with its newspaper mastheads, were based on discounted future cash flows calculated based on the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

From the date of the acquisition of Newsday on July 29, 2008 through year-end 2008, there was a significant decrease in the estimated fair value of the Newsday reporting unit, particularly in the fourth quarter of 2008.  The reduction in estimated fair value under the income approach was primarily due to the decline in Newsday's projections of future revenue and cash flows.  In addition, the estimated fair value under the income approach was further reduced by the increase in the consolidated weighted average discount rate for the Newsday reporting unit from approximately 10% at July 29, 2008 to 12% at December 31, 2008.  The consolidated weighted average discount rate was based on an estimation of a market participant's cost of equity and debt, weighted by the relative percentages of equity and debt for comparable newspaper companies.  The increase in the consolidated weighted average discount rate for the Newsday reporting unit from 10% to 12% was due to an increase in both the estimated cost of equity and debt for the industry, which was primarily due to an increase in the economic volatility affecting the overall economy, and in particular the newspaper publishing industry, and an increase in borrowing costs for the industry.  Since the acquisition of the Newsday reporting unit on July 29, 2008, there also has been a reduction in the estimated fair value under the market approach.  Approximately two-thirds of this reduction was primarily due to a decline in market multiples and approximately one-third of the reduction was due to a decline in Newsday's projections of future revenue and cash flows.  The Company impaired 100% of its basis in the goodwill balance of the Newsday reporting unit as of December 31, 2008.

Subsequent to the acquisition of the Newsday reporting unit on July 29, 2008, the reduction in estimated fair values of the trademarks under the relief-from-royalty method was primarily due to a reduction of the assumed royalty rate from 4% in 2008 to 3% in 2009 and 2010 for the Newsday print newspaper and newsday.com trademarks, an increase in the discount rate for the Newsday print newspaper from 9.0% in 2008 to 11.5% in 2009 and 12.0% in 2010, and a decline in the Company's revenue projections for the Newsday print newspaper and newsday.com in comparison to the revenue projections at July 29, 2008.  The primary reason for the decrease in the royalty rate from 4% to 3% was due to the lower projected margins for the Newsday print newspaper and newsday.com.  The primary reason for the increase in the discount rate for the Newsday print newspaper trademark from 9.0% in 2008 to 11.5% in 2009 and 12.0% in 2010 was due to an increase in both the estimated cost of equity and debt for the industry, which was primarily due to an increase in the economic volatility affecting the overall economy, and in particular the newspaper publishing industry, and an increase in borrowing costs to the industry.

(57)

Rights to programming, including feature films and episodic series, acquired under license agreements are stated at the lower of amortized cost or net realizable value.  Such licensed rights along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability.  If such uncertainty exists, those rights and obligations are recorded at the earlier of when the uncertainty is resolved or when the license period begins.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.

Our owned original programming is primarily produced by independent production companies, with the remainder produced by us. Owned original programming costs, including estimated participation and residual costs, qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated attributable revenue can change based upon programming market acceptance, levels of affiliation fee revenue and advertising revenue, and program usage.  Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary, which could impact the timing of amortization expense or result in an impairment charge.

We periodically review the programming usefulness of our licensed and owned original program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense. Impairment charges of $1,122 and $7,778 were recorded for the years ended December 31, 2010 and 2009, respectively.  There were no impairment charges recorded in the year ended December 31, 2008.

Useful Lives of Finite-Lived Intangible Assets:

The Company has recognized intangible assets for affiliation agreements, affiliate relationships, broadcast rights and other agreements, advertiser relationships, and other intangible assets as a result of purchase accounting.  The Company has determined that certain of such intangible assets have finite lives.  The estimated useful lives and net carrying values of these intangible assets at December 31, 2010, which include customer relationships and other amortizable intangible assets acquired in connection with the Company's acquisition of Bresnan Cable in December 2010, are as follows:

	Net Carrying Value at December 31, 2010	Estimated Useful Lives

Affiliation agreements and affiliate relationships	$345,464	4 to 25 years
Customer relationships	239,986	7 to 18 years
Advertiser relationships	42,159	3 to 10 years
Other intangible assets	29,417	3 to 28 years

The useful lives for the affiliation agreements and affiliate relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements.  The Company has been successful in renewing its major affiliation agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future.  However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business.  In light of these facts and circumstances, the Company has determined that an estimated useful life of 4 to 10 years for affiliation agreements and 25 years for affiliate relationships is appropriate.

(58)

There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewals. If an affiliate were to cease carrying a service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliation agreement and affiliate relationship intangible asset.  If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under "Impairment of Long-Lived and Indefinite-Lived Assets" for the asset group containing that intangible asset.  The Company also would evaluate whether the remaining useful life of the affiliation agreement and affiliate relationship remained appropriate.  Based on December 31, 2010 carrying values, if the estimated life of all affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the year ending December 31, 2011 would be to increase our annual amortization expense by approximately $2,200.

Customer relationships represent the value attributed to customer relationships acquired primarily from the Bresnan Cable acquisition which are amortized using the sum of the years' digits method.  This method of amortization results in a greater portion of the intangible asset being amortized in the earlier years of its useful life.

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards ("NOLs").  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.  The Company decreased the valuation allowance by $2,428 in 2010, decreased the valuation allowance by $1,427 in 2009 and increased the valuation allowance by $6,602 in 2008.  During 2010, 2009 and 2008, certain state NOLs expired prior to utilization.  The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance. The associated deferred tax asset and valuation allowance were both reduced by $287, $3,609 and $2,681 in 2010, 2009 and 2008, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during 2009. Certain state NOLs, for which the related deferred tax assets were fully offset by a valuation allowance, were eliminated pursuant to such conversions.  Accordingly, the associated deferred tax asset and valuation allowance were both reduced by $9,355 in 2009.

(59)

Plant and Equipment:

Costs incurred in the construction of the Company's cable television system, including line extensions to, and upgrade of, the Company's hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (4 to 25 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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

Certain Transactions

The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:

2010 Transactions

On February 9, 2010, Cablevision completed the MSG Distribution, which took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on the MSG Distribution Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the MSG Distribution Record Date.  On January 12, 2010, the Company transferred to Madison Square Garden the Company's subsidiaries which owned, directly or indirectly, all of the partnership interests in Madison Square Garden, L.P.  As a result of the MSG Distribution, on February 9, 2010, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

On December 14, 2010, the Company completed its acquisition of Bresnan Cable through a newly-formed subsidiary.  The purchase price was $1,366,157 subject to final working capital and certain other adjustments.  The acquisition was financed using an equity contribution by CSC Holdings of $395,000, which CSC Holdings borrowed under its revolving credit facility, and debt consisting of an undrawn $75,000 revolving credit facility, a $765,000 term loan facility and $250,000 8.0% senior notes due 2018.

On December 31, 2010, Rainbow Media Holdings transferred its membership interests in News 12 Networks, RASCO and certain other business to wholly-owned subsidiaries of CSC Holdings in contemplation of the proposed Rainbow Distribution.

(60)

2008 Transactions

In June 2008, the Company acquired a 100% interest in Sundance Channel L.L.C. for a purchase price, including transaction costs, of $482,416.

In July 2008, the Company completed a series of transactions in which the Company received a 97.2% interest in a newly created limited liability company (Newsday Holdings LLC) between CSC Holdings and Tribune Company that included the net assets of Newsday Media Group.  The purchase price to the Company was $622,717, including transaction costs.  In addition, Cablevision contributed approximately $682,000 aggregate face value of newly issued 8% senior notes due 2012 (with a fair value of approximately $650,000 on the date of contribution) to CSC Holdings which in turn contributed those notes to Newsday Holdings LLC.  In 2010, Cablevision redeemed the senior notes held by Newsday Holdings LLC for $758,968.  Newsday Holdings LLC received $487,500 aggregate principal amount of Cablevision 7-3/4% senior notes due 2018 and $266,217 aggregate principal amount of Cablevision 8% senior notes due 2020, plus accrued interest.

In October 2008, Optimum Lightpath completed the acquisition of 4Connections LLC for a purchase price of $49,631.

(61)

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$7,231,249	100%	$6,847,301	100%	$383,948

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,007,883	42	2,818,468	41	(189,415)
Selling, general and administrative	1,703,173	24	1,643,731	24	(59,442)
Restructuring expense (credits)	(2,276)	-	10,728	-	13,004
Depreciation and amortization (including impairments)	993,547	14	1,022,912	15	29,365
Operating income	1,528,922	21	1,351,462	20	177,460
Other income (expense):
Interest expense, net	(784,163)	(11)	(745,521)	(11)	(38,642)
Gain on sale of programming and affiliate interests, net	2,518	-	2,130	-	388
Gain (loss) on investments, net	109,810	2	(981)	-	110,791
Gain (loss) on equity derivative contracts, net	(72,044)	(1)	631	-	(72,675)
Loss on interest rate swap contracts, net	(85,013)	(1)	(78,868)	(1)	(6,145)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(2)	(73,457)	(1)	(36,592)
Miscellaneous, net	1,288	-	734	-	554
Income from continuing operations before income taxes	591,269	8	456,130	7	135,139
Income tax expense	(225,550)	(3)	(206,669)	(3)	(18,881)
Income from continuing operations	365,719	5	249,461	4	116,258
Income (loss) from discontinued operations, net of income taxes	(4,122)	-	35,838	1	(39,960)
Net income	361,597	5	285,299	4	76,298
Net loss (income) attributable to noncontrolling interests	(649)	-	273	-	(922)
Net income attributable to Cablevision Systems Corporation shareholders	$360,948	5%	$285,572	4%	$75,376

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Years Ended December 31,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,528,922	$1,351,462	$177,460
Share-based compensation	61,247	59,742	1,505
Depreciation and amortization (including impairments)	993,547	1,022,912	(29,365)
Restructuring expense (credits)	(2,276)	10,728	(13,004)
AOCF	$2,581,440	$2,444,844	$136,596

(62)

STATEMENT OF OPERATIONS DATA (continued)

	Years Ended December 31,
	2009		2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$6,847,301	100%	$6,319,852	100%	$527,449

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,818,468	41	2,645,831	42	(172,637)
Selling, general and administrative	1,643,731	24	1,504,862	24	(138,869)
Restructuring expense	10,728	-	49,883	1	39,155
Depreciation and amortization (including impairments)	1,022,912	15	1,441,532	23	418,620
Operating income	1,351,462	20	677,744	11	673,718
Other income (expense):
Interest expense, net	(745,521)	(11)	(784,793)	(12)	39,272
Gain on sale of programming and affiliate interests, net	2,130	-	805	-	1,325
Loss on investments, net	(981)	-	(136,414)	(2)	135,433
Gain on equity derivative contracts, net	631	-	118,219	2	(117,588)
Loss on interest rate swap contracts, net	(78,868)	(1)	(205,683)	(3)	126,815
Loss on extinguishment of debt and write-off of deferred financing costs	(73,457)	(1)	(2,424)	-	(71,033)
Miscellaneous, net	734	-	1,264	-	(530)
Income (loss) from continuing operations before income taxes	456,130	7	(331,282)	(5)	787,412
Income tax benefit (expense)	(206,669)	(3)	88,944	1	(295,613)
Income (loss) from continuing operations	249,461	4	(242,338)	(4)	491,799
Income from discontinued operations, net of income taxes	35,838	1	6,166	-	29,672
Net income (loss)	285,299	4	(236,172)	(4)	521,471
Net loss attributable to noncontrolling interests	273	-	8,108	-	(7,835)
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$285,572	4%	$(228,064)	(4)%	$513,636

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2009	2008	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,351,462	$677,744	$673,718
Share-based compensation	59,742	42,937	16,805
Depreciation and amortization (including impairments)	1,022,912	1,441,532	(418,620)
Restructuring expense	10,728	49,883	(39,155)
AOCF	$2,444,844	$2,212,096	$232,748

(63)

Comparison of Consolidated Year Ended December 31, 2010 Versus Year Ended December 31, 2009

Consolidated Results – Cablevision Systems Corporation

We classify our operations into three reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Optimum Lightpath;
•
Rainbow, consisting principally of our national programming services, including AMC, WE tv, IFC, Sundance Channel, IFC Entertainment, and the VOOM HD Networks (the U.S. domestic programming which ceased in January 2009); and

•
Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com; (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Rainbow Advertising Sales Corporation ("RASCO"), a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

On December 31, 2010, Rainbow Media Holdings transferred its membership interests in News 12 Networks, RASCO and certain other businesses to wholly-owned subsidiaries of CSC Holdings in contemplation of the proposed Rainbow Distribution.  The operations of News 12 Networks and RASCO, which were previously included in the Rainbow segment, have been reclassified to the Other segment for all periods presented.  The operations of Newsday, which were previously reported in a separate Newsday segment, have also been reclassified to the Other segment for all periods presented.

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

See "Business Segments Results" for a discussion relating to the operating results of our segments.

Revenues, net for the year ended December 31, 2010 increased $383,948 (6%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunications Services segment	$304,022
Increase in revenues of the Rainbow segment	104,644
Decrease in revenues of the Other segment	(28,291)
Inter-segment eliminations	3,573
$383,948

(64)

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	amortization of program rights, including those for feature films and non-film programming, participation and residual costs, and distribution and production related costs of our Rainbow segment;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) in 2010 increased $189,415 (7%) as compared to 2009.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$134,460
Increase in expenses of the Rainbow segment	55,722
Decrease in expenses of the Other segment	(3,688)
Inter-segment eliminations	2,921
$189,415

As a percentage of revenues, technical and operating expenses increased 1% during 2010 as compared to 2009.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $59,442 (4%) for 2010 as compared to 2009.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$42,518
Increase in expenses of the Rainbow segment	13,800
Increase in expenses of the Other segment	2,472
Inter-segment eliminations	652
$59,442

Depreciation and amortization (including impairments) decreased $29,365 for 2010 as compared to 2009.  The net decrease is attributable to the following:

Decrease in expenses of the Telecommunications Services segment	$(32,890)
Decrease in expenses of the Rainbow segment	(49)
Increase in expenses of the Other segment	3,574
$(29,365)

Adjusted operating cash flow increased $136,596 (6%) for the year ended December 31, 2010 as compared to the same period in 2009.  The net increase is attributable to the following:

Increase in AOCF of the Telecommunications Services segment	$130,181
Increase in AOCF of the Rainbow segment	37,604
Decrease in AOCF of the Other segment	(31,189)
$136,596

(65)

Interest expense, net increased $38,642 (5%) for 2010 as compared to 2009.  The net increase is attributable to the following:

Increase due to higher average interest rates on our indebtedness, including extension fees to lenders	$37,273
Net decrease due to change in average debt balances	(9,003)
Lower interest income	1,284
Other net increases (including an increase in arrangement fees for term loan extensions)	9,088
$38,642

See "Liquidity and Capital Resources" discussion below for a detail of our various borrower groups.

Gain on sale of programming and affiliate interests, net amounted to $2,518 and $2,130 for the years ended December 31, 2010 and 2009, respectively, primarily from the sale of our ownership interests in PVI in 2010 and Sportskool and Lifeskool in 2009.  The sale of our ownership interests in Sportskool and Lifeskool are being recognized under the installment sales method.

Gain (loss) on investments, net for the years ended December 31, 2010 and 2009 of $109,810 and $(981), respectively, consists primarily of the increase or decrease in the fair value of Comcast common stock owned by the Company.  The effects of these gains and losses are partially offset by the losses and gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net for the years ended December 31, 2010 and 2009 of $(72,044) and $631, respectively, consists of unrealized and realized losses and gains due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses and gains are partially offset by the gains or losses on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $85,013 and $78,868 for the years ended December 31, 2010 and 2009, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company's floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $110,049 and $73,457 for the years ended December 31, 2010 and 2009, respectively.  The 2010 amount represents premiums paid to repurchase a portion of Cablevision senior notes due April 2012 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs related to such repurchases.  The 2009 amount represents the premiums paid to repurchase a portion of Cablevision senior notes due April 2009, CSC Holdings' senior notes due July 2009, and senior debentures due August 2009 and related fees associated with the tender offers.  They also included the write-off of unamortized deferred financing costs related to such repurchases.

Income tax expense of $225,550 for the year ended December 31, 2010, reflected an effective tax rate of 38%.  In the second quarter of 2010, the Company recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the year ended December 31, 2010 would have been 41%.   The Company recorded tax expense of $7,078 for the impact of a change in the state rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards resulted in a tax benefit of $2,428.  The Company recorded tax expense of $2,632, including accrued interest, related to uncertain tax positions.

(66)

The Company recorded income tax expense of $206,669 for the year ended December 31, 2009, reflecting an effective tax rate of 45%.  To address state income tax planning considerations, during 2009 certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $9,095 relating to the elimination of certain state NOLs and credit carry forwards.  Absent this tax expense, the effective tax rate for the year ended December 31, 2009 would have been 43%.  The Company recorded a tax benefit of $6,126 for the impact of a change in the state rate used to measure deferred taxes.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards resulted in a tax benefit of $1,427.  The Company recorded tax expense of $3,009, including accrued interest, related to uncertain tax positions.

For the years ended December 31, 2010 and 2009, the Company has fully offset federal taxable income with a net operating loss carry forward.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the years ended December 31, 2010 and 2009 reflects the following items:

	Years Ended December 31,
	2010(a)	2009
Net operating results of Madison Square Garden, including transaction costs, net of income taxes	$(4,122)	$35,856
Other, net of income taxes	-	(18)
	$(4,122)	$35,838
______________
(a)	Includes operating results of the Madison Square Garden segment from January 1, 2010 through February 9, 2010, the date of the MSG Distribution.

(67)

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment:

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$5,735,522	100%	$5,431,500	100%	$304,022
Technical and operating expenses (excluding depreciation and amortization shown below)	2,334,456	41	2,199,996	41	(134,460)
Selling, general and administrative expenses	1,076,802	19	1,034,284	19	(42,518)
Depreciation and amortization	824,029	14	856,919	16	32,890
Operating income	$1,500,235	26%	$1,340,301	25%	$159,934

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,500,235	$1,340,301	$159,934
Share-based compensation	33,885	30,748	3,137
Depreciation and amortization	824,029	856,919	(32,890)
AOCF	$2,358,149	$2,227,968	$130,181

Revenues, net for the year ended December 31, 2010 increased $304,022 (6%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,			Percent
	2010	2009	Increase	Increase
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$3,237,793	$3,080,078	$157,715	5%
High-speed data	1,193,624	1,146,789	46,835	4
Voice	808,374	771,236	37,138	5
Advertising	135,890	105,633	30,257	29
Other (including installation, home shopping, advertising sales commissions, and other products)	94,907	94,066	841	1
Total Cable Television	5,470,588	5,197,802	272,786	5
Optimum Lightpath	284,034	255,549	28,485	11
Intra-segment eliminations	(19,100)	(21,851)	2,751	13
Total Telecommunications Services	$5,735,522	$5,431,500	$304,022	6%

Revenue increases reflected above are primarily derived from higher rates (primarily due to an increase in video rates of 3.7% on average, which was implemented beginning in December 2009), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below, including additional services sold to our existing video subscribers, upgrades by video customers from the level of the programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  The acquisition of our Bresnan Cable system on December 14, 2010, resulted in an approximate $22,100 increase in revenues, net.  These increases are partially offset by promotional offer pricing discounts and a decline in basic video customers in our New York metropolitan service area and other rate changes.  Our average monthly revenue per basic video subscriber for the three months ended December 31, 2010 was $150.68 (for our New York metropolitan service area only) as compared to $149.04 and $144.03 for the three months ended September 30, 2010 and December 31, 2009, respectively.

(68)

We believe the increase in advertising revenue is primarily due to a general improvement in the cable television advertising market and political advertising in 2010.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services and lower intra-segment revenue.

The following table presents certain subscriber and revenue generating units ("RGUs") information as of December 31, 2010, September 30, 2010 and December 31, 2009 for the Company's cable television systems (excluding Optimum Lightpath):

	New York Metropolitan Area December 31, 2010	Bresnan Cable Service Area December 31, 2010 (1)	Total December 31, 2010	September 30, 2010	December 31, 2009
	(in thousands)

Basic video customers	3,008	306	3,314	3,043	3,063
Digital video customers	2,906	205	3,111	2,921	2,893
High-speed data customers	2,653	239	2,892	2,647	2,568
Voice customers	2,138	131	2,269	2,129	2,052
Total RGUs	10,705	881	11,586	10,740	10,576
______________
(1)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.

Total RGUs as of December 31, 2010, include 880,900 RGUs related to the acquisition of our Bresnan Cable system in December 2010.

Excluding the impact of the Bresnan Cable system, the Company had a loss of 55,500 basic video customers for the year ended December 31, 2010 compared to a loss of 45,100 in 2009.  This is largely attributable to the impact of a retransmission consent dispute in October 2010, the economic downturn, and, to a lesser extent, intense competition, particularly from Verizon.

For the year ended December 31, 2010, excluding the impact of the Bresnan Cable system, the Company added 128,600 RGUs as compared to 297,700 in 2009.  These additions include increases in digital video customers of approximately 40,500 and 50,600 for the years ended 2010 and 2009, respectively, resulting from the migration from analog to full digital across certain regions of our service area.  The length of the economic downturn, along with intense competition, could impact our ability to maintain or increase our existing customers and revenue in the future.

(69)

Technical and operating expenses (excluding depreciation and amortization shown below) for 2010 increased $134,460 (6%) as compared to 2009.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to rate increases (see discussion of MSG networks below), new program offerings and programming costs for the newly acquired Bresnan Cable system operations ($5,662), partially offset by lower subscribers to certain tiers of service	$88,206
Nonrecurring settlement of a contractual fee matter related to years prior to 2009 recorded in the second quarter of 2010	(23,000)
Increase in field operations and network related costs primarily due to lower capitalizable activities, general cost increases, costs associated with the operation of the newly acquired Bresnan Cable system ($5,003), and growth in RGUs	31,417
Nonrecurring contract termination charge related to the newly acquired Bresnan Cable system	14,375
Increase in franchise fees due to increase in video revenues and higher rates in certain regions	8,239
Impact of accrual reversals in 2009 due to legislative changes which clarified the applicability of certain VoIP fees	18,976
Lower termination rates, partially offset by higher interconnection costs due to the favorable resolution of certain disputed costs in 2009 (termination and interconnection costs are net of related intra-segment eliminations)	(3,532)
Intra-segment eliminations	(221)
$134,460

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

Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG networks, which are owned by Madison Square Garden.  This new long-term affiliation agreement resulted in incremental programming costs to the Company of approximately $29,000 for the year ended December 31, 2010, as compared to the amount of programming costs recognized by the Company pursuant to the Company's arrangement with Madison Square Garden in 2009.  This new affiliation agreement provides for the carriage of the MSG Network and MSG Plus program services on the Company's cable television systems in the tri-state area.  This agreement has a term of 10 years, obligates the Company to carry the MSG networks program services on its cable television systems and provides for the payment by the Company to the MSG networks of a per subscriber license fee, which fee is increased each year during the term of the agreement.

(70)

Selling, general and administrative expenses increased $42,518 (4%) for 2010 as compared to 2009.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to increased customer promotions, higher commissions, higher advertising costs, including costs related to program carriage disputes, and costs associated with the operation of the newly acquired Bresnan Cable system ($2,003)	$22,283
Impact of the favorable resolution of litigation, that resulted in a reversal of expense recognized in prior periods, recorded in 2009	5,579
Decrease in customer related costs in the New York metropolitan service area primarily due to a reduction in call center labor costs due to fewer calls handled, partially offset by increased RGUs and general cost increases	(3,937)
Increase in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	8,087
Other net increases primarily due to legal costs, other fees and employee costs in the New York metropolitan service area and administrative costs associated with the operation of the newly acquired Bresnan Cable system ($2,244)	10,733
Intra-segment eliminations	(227)
$42,518

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

Depreciation and amortization decreased $32,890 (4%) for 2010 as compared to 2009.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases and depreciation and amortization of $6,791 related to the newly acquired Bresnan Cable system.

Adjusted operating cash flow increased $130,181 (6%) for the year ended December 31, 2010 as compared to 2009.  The increase was due to an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.  The year ended 2010 increase includes the $23,000 nonrecurring settlement of a contractual fee matter related to years prior to 2009 recorded in 2010, partially offset by a $14,375 nonrecurring contract termination charge related to the Bresnan Cable system.  The increase in 2010 was also negatively impacted by the reversal of an accrual in 2009 due to legislative changes which clarified the applicability of certain VoIP fees of $18,976 and the impact of the favorable resolution of litigation that resulted in a reversal of expense recognized in prior periods recorded in 2009 of $5,579.

(71)

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Rainbow segment.  The operations of News 12 Networks and RASCO which were previously included in the Rainbow segment have been reclassified to the Other segment for all periods presented.

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,078,300	100%	$973,656	100%	$104,644
Technical and operating expenses (excluding depreciation, amortization and impairments)	366,129	34	310,407	32	(55,722)
Selling, general and administrative expenses	325,980	30	312,180	32	(13,800)
Restructuring expense (credits)	(2,218)	-	5,145	1	7,363
Depreciation and amortization (including impairments)	106,455	10	106,504	11	49
Operating income	$281,954	26	$239,420	25%	$42,534

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$281,954	$239,420	$42,534
Share-based compensation	17,206	14,724	2,482
Restructuring expense (credits)	(2,218)	5,145	(7,363)
Depreciation and amortization (including impairments)	106,455	106,504	(49)
AOCF	$403,397	$365,793	$37,604

The Rainbow segment consists of the national networks: AMC, WE tv, IFC, and Sundance Channel and other services which consist primarily of IFC Entertainment, Rainbow Network Communications ("RNC"), the international distribution channels: AMC (launched September 2006), Sundance (launched July 2009), WE tv (launched December 2009) and VOOM (the domestic programming of which ceased in January 2009).

In January 2009, the domestic programming of VOOM was shut down.  This decision had a favorable impact on the operating income of our Rainbow segment of $20,089 for the year ended December 31, 2010 as the loss of revenues from our VOOM business was more than offset by the elimination of most operating expenses of VOOM.  The 2010 operating expenses included a restructuring credit of $2,218 as compared to a restructuring charge of $5,145 for the same period in the prior year.  Currently, certain of the VOOM programming continues to be distributed internationally.

(72)

Revenues, net for the year ended December 31, 2010 increased $104,644 (11%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in advertising/sponsorship revenues at the national networks primarily at AMC and WE tv resulting from higher pricing	$56,333
Increase in affiliation fee revenues and other revenues at the national networks, primarily at AMC and WE tv and, to a lesser extent IFC resulting from increases in affiliation rates and subscribers (see table below).	41,746
Net increase in revenues, net from primarily foreign affiliation fee revenues due to an increase in both subscribers and the number of operators who carry our services and increased distribution revenues of IFC Entertainment due to increased volume of titles being distributed, partially offset by a decrease in origination fee revenue of RNC	10,113
Decrease in revenues, net due to the Company's decision to discontinue funding the domestic programming of VOOM in January 2009 and VOOM's lower foreign distribution revenue	(3,548)
$104,644

The decrease in revenues of VOOM was due primarily to the loss of carriage by Cablevision effective January 20, 2009.

Revenue increases discussed above are primarily derived from an increase in affiliation rates charged for our services, an increase in the number of subscribers and an increase in the prices and level of advertising on our networks.  The following table presents certain subscriber information at December 31, 2010 and 2009:

	Estimated Domestic Subscribers
	2010	2009
	(in thousands)
National Programming Networks:
AMC(1)	96,400	95,200
WE tv(1)	76,800	74,900
IFC(2)	62,700	50,100
Sundance Channel(3)	39,900	37,900
______________
(1)	Estimated U.S. subscribers as measured by Nielsen Media Research ("Nielsen").
(2)	Nielsen measurement of IFC subscriber numbers began in December 2010. The 2009 subscriber count is based on internal management reports and represent viewing subscribers.
(3)	Subscriber counts are based on internal management reports and represents viewing subscribers because Sundance Channel is not measured by Nielsen.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2010 increased $55,722 (18%) compared to 2009.  The net increase is attributable to the following:

Increase in programming costs at the national networks primarily at AMC and to a lesser extent, WE tv and IFC due to increased amortization of program rights	$45,490
Net increase in programming costs at Rainbow's other services (excluding VOOM) resulting primarily from the programming costs of certain internationally distributed Rainbow services and increased content acquisition costs at IFC Entertainment due to increased volume of titles being distributed	15,365
Decrease in programming costs at VOOM due to the Company's decision to discontinue funding the domestic and certain foreign programming of VOOM	(5,133)
$55,722

As a percentage of revenues, technical and operating expenses increased 2% in 2010 compared to 2009.

(73)

There may be significant changes in the level of our technical and operating expenses from quarter to quarter and/or changes from year to year due to content acquisition and/or original programming costs.  As additional competition for programming increases from programming services and alternate distribution technologies continue to develop in the industry, costs for content acquisition and/or original programming may increase.

Selling, general and administrative expenses increased $13,800 (4%) for 2010 compared to 2009.  The net increase is attributable to the following:

Net increase in selling, marketing and advertising costs at the national networks, primarily at AMC due to an increase in marketing expense resulting from an increase in the number of original programming premieres, partially offset by a decrease in such costs at IFC	$8,540
Increase in general and administrative costs due to an increase in management fees at AMC and WE tv paid to CSC Holdings resulting from increased revenues and an increase at Rainbow's other services (excluding VOOM) primarily related to certain internationally distributed Rainbow services and IFC Entertainment	4,177
Increase in selling, marketing and advertising costs at Rainbow's other services, primarily from the recently launched foreign services, and at IFC Entertainment due to an increased volume of titles being distributed	4,525
Decrease in selling, general and administrative expenses at VOOM due primarily to lower legal expenses in connection with the DISH Network contract dispute	(9,176)
Net increase in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	5,734
$13,800

As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2010 compared to 2009.

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming and the number of premieres that occur during a quarter.

Restructuring credit of $2,218 for the year ended December 31, 2010 represents primarily the negotiated reductions of contract termination costs originally recorded in 2008 following the Company's decision to discontinue funding the domestic programming of VOOM.

Restructuring expense of $5,145 for the year ended December 31, 2009 represents primarily the impairment of program rights and contract termination costs due to the Company's decision in 2009 to discontinue funding certain international VOOM programming.

Depreciation and amortization (including impairments) decreased $49 in 2010 as compared to 2009.  Depreciation expense decreased $3,023 for the year ended December 31, 2010 as compared to 2009 due primarily to VOOM and RNC.  Amortization expense increased $2,974 for 2010 as compared to 2009 primarily due to the increase in amortization resulting from a reduction in the estimated useful life of certain identifiable intangible assets acquired in connection with the acquisition of Sundance Channel in June 2008, partially offset by a decrease in amortization due to certain intangible assets of AMC, WE tv and IFC becoming fully amortized in the second quarter of 2009.

Adjusted operating cash flow increased $37,604 in 2010 compared to 2009 due to an increase in revenues, net of $104,644, partially offset by an increase in operating expenses resulting primarily from an increase in program rights expense, excluding share-based compensation, restructuring and depreciation and amortization expenses, as discussed above.

See discussion of the proposed distribution of Rainbow Media Holdings on page 113.

(74)

Other

The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$465,975	100%	$494,266	100%	$(28,291)
Technical and operating expenses (excluding depreciation and amortization shown below)	346,318	74	350,006	71	3,688
Selling, general and administrative expenses	309,919	67	307,447	62	(2,472)
Restructuring expense (credits)	(58)	-	5,583	1	5,641
Depreciation and amortization (including impairments)	63,063	14	59,489	12	(3,574)
Operating loss	$(253,267)	(54)%	$(228,259)	(46)%	$(25,008)

The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(253,267)	$(228,259)	$(25,008)
Share-based compensation	10,156	14,270	(4,114)
Restructuring expense (credits)	(58)	5,583	(5,641)
Depreciation and amortization (including impairments)	63,063	59,489	3,574
AOCF deficit	$(180,106)	$(148,917)	$(31,189)

Revenues, net for the year ended December 31, 2010 decreased $28,291 (6%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (to $314,148) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(28,188)
Increase in advertising revenues at News 12 Networks and commission revenues at RASCO	10,128
Decrease in other revenues primarily at PVI and Clearview Cinemas	(8,986)
Intra-segment eliminations	(1,245)
$(28,291)

Technical and operating expenses (excluding depreciation and amortization shown below) for the year ended December 31, 2010 decreased $3,688 (1%) as compared to the prior year.  The net decrease is attributable to the following:

Decrease in expenses at Newsday (to $187,606) primarily due to a decrease in newsprint and ink expenses, a decrease in distribution expense driven primarily by declines in circulation and preprint advertising sales volume, and a decrease in production expenses driven primarily by the cost savings related to headcount reductions and the exiting of certain shopper publications, as well as the impact of lower union compensation costs	$(22,982)
Increase in operating costs of the MSG Varsity network resulting from its September 2009 launch	18,516
Other net increases	778
$(3,688)

(75)

Selling, general, and administrative expenses increased $2,472 for the year ended December 31, 2010 as compared to the prior year.  The net increase is attributable to the following:

Decrease in unallocated Corporate costs due primarily to an increase in allocations to business units of $12,504 and lower costs related to former employees of $11,168	$(23,672)
Charges to Madison Square Garden in 2010 for transition services	(6,096)
Increase in costs at MSG Varsity, RASCO and News 12 Networks	19,591
Transaction costs related to the Bresnan Cable acquisition	8,924
Other net increases	4,970
Intra-segment eliminations	(1,245)
$2,472

Depreciation and amortization (including impairments) for the year ended December 31, 2010 increased $3,574 (6%) as compared to the prior year.  The net increase is primarily due to an impairment charge recorded at Newsday of $7,800 in 2010 relating to the estimated fair value of Newsday's indefinite-lived intangible trademark, as compared to $2,000 in the prior year, and depreciation of new asset purchases, partially offset by a decrease in depreciation due to certain assets becoming fully depreciated and a decrease in depreciation expense of $4,025 related to two Newsday printing presses that were phased out of service in mid-year 2009.

Restructuring expense for the year ended December 31, 2009 amounted to $5,583.  This is comprised of $3,590 in severance and other related costs associated with the elimination of 98 staff positions and $3,174 related to a lease modification termination penalty and other lease and contract exit costs at Newsday.  Offsetting these expenses are restructuring credits of $1,181 related to adjustments in severance and facility realignment provisions recorded in prior restructuring plans.

Adjusted operating cash flow deficit increased $31,189 (21%) for the year ended December 31, 2010 as compared to 2009 (including AOCF of Newsday of $19,349 and $21,775 in 2010 and 2009, respectively).  The increase was due primarily to a decrease in revenues, net, partially offset by a decrease in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

(76)

Comparison of Consolidated Year Ended December 31, 2009 Versus Year Ended December 31, 2008

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the year ended December 31, 2009 increased $527,449 (8%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$266,133
Increase in revenues of the Rainbow segment, including revenues attributable to Sundance Channel acquired in June 2008	71,306
Increase in revenues of the Other segment, including revenues of Newsday resulting from its acquisition on July 29, 2008	158,262
Inter-segment eliminations	31,748
$527,449

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	amortization of program rights, including those for feature films and non-film programming, participation and residual costs, and distribution and production related costs of our Rainbow segment;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation and amortization and impairments) in 2009 increased $172,637 (7%) as compared to 2008.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$25,701
Decrease in expenses of the Rainbow segment, including expenses attributable to Sundance Channel subsequent to acquisition in June 2008	(5,798)
Increase in expenses of the Other segment, including expenses of Newsday resulting from its acquisition on July 29, 2008	116,238
Inter-segment eliminations	36,496
$172,637

As a percentage of revenues, technical and operating expenses decreased 1% during 2009 as compared to 2008.

(77)

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $138,869 (9%) for 2009 as compared to 2008.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$55,971
Increase in expenses of the Rainbow segment, including expenses attributable to Sundance subsequent to acquisition in June 2008	7,163
Increase in expenses of the Other segment, including expenses of Newsday resulting from its acquisition on July 29, 2008	80,483
Inter-segment eliminations	(4,748)
$138,869

As a percentage of revenues, selling, general and administrative expenses remained constant in 2009 compared to 2008.

Restructuring expense amounted to $10,728 in 2009 and $49,883 in 2008.  The 2009 amount consisted of $5,162 resulting primarily from the Company's decision to discontinue the U.S. domestic programming of VOOM and charges of $6,496 relating to severance and other restructuring expenses recognized by our Newsday business, partially offset by net credits of $(930) primarily relating to adjustments to facility realignment provisions recorded in connection with prior restructuring plans. The 2008 amount primarily included the impairment of program rights of $40,974 and employee severance and other costs of $5,821 due to the Company's decision to discontinue the U.S. programming business of VOOM and $7,225 primarily relating to severance and other restructuring charges recognized by our Newsday business.  Partially offsetting these charges were net credits of $4,137 primarily associated with adjustments to facility realignment provisions and other costs recorded in connection with the 2001, 2002 and 2006 restructuring plans.

Depreciation and amortization (including impairments) decreased $418,620 for 2009 as compared to 2008.  In 2008, we recorded impairment charges of $400,880 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill at our Newsday business and a $15,034 write-off of deferred carriage fees at VOOM after DISH Network ceased the distribution of VOOM in May 2008.  Additionally, the net decrease consisted of a $32,045 decrease resulting primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases and increases resulting from the Newsday transaction of $13,516 (including impairment charges of $2,790 in 2009) and the acquisition of the Sundance Channel of $15,823.

Adjusted operating cash flow increased $232,748 (11%) for the year ended December 31, 2009 as compared to the same period in 2008.  The net increase is attributable to the following:

Increase in AOCF of the Telecommunication Services segment	$192,084
Increase in AOCF of the Rainbow segment, including AOCF attributable to Sundance acquired in June 2008	74,212
Decrease in AOCF of the Other segment, including AOCF of Newsday (acquired July 29, 2008)	(33,548)
$232,748

Interest expense, net decreased $39,272 (5%) during 2009 compared to 2008.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(88,618)
Net increase due to increase in average debt balances	35,593
Lower interest income	4,649
Other net increases	9,104
$(39,272)

See "Liquidity and Capital Resources" discussion below for a detail of our various borrower groups.

(78)

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

Gain on equity derivative contracts, net for the years ended December 31, 2009 and 2008 of $631 and $118,219, respectively, consists of unrealized and realized gains due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company during 2009 and 2008 and the General Electric common stock owned by the Company through the disposition of this stock in June 2008.  The effects of these gains are partially offset by the losses on investment securities pledged as collateral, which are included in loss on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $78,868 and $205,683 for the years ended December 31, 2009 and 2008, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company's floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs of $73,457 for the year ended December 31, 2009 resulted from tender premiums, fees and the write off of unamortized discounts and deferred financing costs associated with the repurchase of a portion of Cablevision's senior notes due April 2009 and CSC Holdings' senior notes due July 2009, August 2009, April 2011, and April 2012 pursuant to our tender offers.  Loss on extinguishment of debt of $2,424 for the year ended December 31, 2008 resulted from the repayment of the Company's collateralized indebtedness relating to its holdings of shares of General Electric common stock during the second quarter of 2008.

Income tax expense of $206,669 for the year ended December 31, 2009, reflected an effective tax rate of 45%.  To address state income tax planning considerations, during 2009 certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $9,095 relating to the elimination of certain state NOLs and credit carry forwards.  Absent this tax expense, the effective tax rate for the year ended December 31, 2009 would have been 43%.  The Company recorded tax benefit of $6,126 for the impact of a change in the state rate used to measure deferred taxes.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards resulted in a tax benefit of $1,427.  The Company recorded tax expense of $3,009, including accrued interest, related to uncertain tax positions.

The Company recorded income tax benefit of $88,944 for the year ended December 31, 2008, reflecting an effective tax rate of 27%.  The Company recorded tax benefit of $8,670 for the impact of a change in the state rate used to measure deferred taxes.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $6,602.  The Company recorded tax expense of $2,694, including accrued interest, related to uncertain tax positions.

For the years ended December 31, 2009 and 2008, the Company has fully offset federal taxable income with a net operating loss carry forward.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

(79)

Net loss attributable to noncontrolling interests for the years ended December 31, 2009 and 2008 of $273 and $8,108, respectively, represent other parties' share of the net losses of entities which are not entirely owned by us but which are consolidated in our financial statements.

Income from discontinued operations

In February 2010, the Company completed the MSG Distribution.  In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast.  In addition, in April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of income taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.

Income from discontinued operations, net of income taxes, for the years ended December 31, 2009 and 2008 reflects the following items, net of related income taxes and noncontrolling interests:

	Years Ended December 31,
	2009	2008
	Amount	Amount
Net operating results of Madison Square Garden, including transaction costs, net of income taxes	$35,856	$7,112
Net operating results of the Rainbow DBS distribution business, net of income taxes	(18)	(943)
Loss on sale of Fox Sports Net Bay Area, net of income taxes	-	(3)
	$35,838	$6,166

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment:

	Years Ended December 31,
	2009		2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$5,431,500	100%	$5,165,367	100%	$266,133
Technical and operating expenses (excluding depreciation and amortization shown below)	2,199,996	41	2,174,295	42	(25,701)
Selling, general and administrative expenses	1,034,284	19	978,313	19	(55,971)
Depreciation and amortization	856,919	16	890,912	17	33,993
Operating income	$1,340,301	25%	$1,121,847	22%	$218,454

(80)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2009	2008	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,340,301	$1,121,847	$218,454
Share-based compensation	30,748	23,125	7,623
Depreciation and amortization	856,919	890,912	(33,993)
AOCF	$2,227,968	$2,035,884	$192,084

Revenues, net for the year ended December 31, 2009 increased $266,133 (5%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,		Increase	Percent Increase
	2009	2008	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$3,080,078	$2,961,421	$118,657	4%
High-speed data	1,146,789	1,099,634	47,155	4
Voice	771,236	685,643	85,593	12
Advertising	105,633	115,574	(9,941)	(9)
Other (including installation, home shopping, advertising sales commissions, and other products)	94,066	98,736	(4,670)	(5)
Total Cable Television	5,197,802	4,961,008	236,794	5
Optimum Lightpath	255,549	248,776	6,773	3
Intra-segment eliminations	(21,851)	(44,417)	22,566	51
Total Telecommunications Services	$5,431,500	$5,165,367	$266,133	5%

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

(81)

The following table presents certain subscriber and revenue generating units ("RGUs") information as of December 31, 2009, September 30, 2009 and December 31, 2008 for the Company's cable television systems (excluding Optimum Lightpath):

	December 31, 2009	September 30, 2009	December 31, 2008
	(in thousands)

Basic video customers	3,063	3,066	3,108
Digital video customers	2,893	2,888	2,837
High-speed data customers	2,568	2,522	2,455
Voice customers	2,052	2,001	1,878
Total RGUs	10,576	10,477	10,278

The Company had a loss of 45,100 basic video customers for the year ended December 31, 2009 compared to a loss of 14,900 in 2008.  This is primarily due to the impact of the economic downturn, and, to a lesser extent, intensifying competition, particularly from Verizon.

For the year ended December 31, 2009, the Company added 297,700 RGUs as compared to 653,400 in 2008.  These additions include increases in iO digital video customers resulting from digital migration initiatives that eliminated the duplicate analog feeds of various channels carried in digital of approximately 50,600 for the year ended December 31, 2009 compared to 93,800 in 2008.

The growth in RGU additions slowed compared to the comparable period in 2008 as a result of the Company's relatively high penetration rates, the economic downturn and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.  The severity and length of the economic downturn, along with intensifying competition, could impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for 2009 increased $25,701 (1%) as compared to 2008.  The net increase is attributable to the following:

Increase in field operations and network related costs primarily due to growth in RGUs, lower capitalizable activities and general cost increases	$54,313
Increase in franchise fees due to increase in video revenues and higher rates in certain regions	6,253
Decrease in programming costs (including costs of on-demand services) primarily due to the termination of carriage of VOOM's programming in January 2009 and lower subscribers to certain tiers of service, partially offset by rate increases and new program offerings	(1,601)
Decrease in call completion and interconnection costs, taxes and fees (net of related intra-segment eliminations) primarily due to legislative changes in 2009 which clarified the applicability of certain fees on VoIP of $23,818, of which $19,530 related to the reversal of fees accrued in prior periods, the favorable resolution of certain disputed interconnection costs of approximately $8,555, of which $6,458 related to the reversal of costs accrued in prior periods, and lower rates, partially offset by higher volume due to increased voice customers and other fees…	(33,542)
Intra-segment eliminations	278
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

(82)

Selling, general and administrative expenses increased $55,971 (6%) for 2009 as compared to 2008.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to higher employee related costs	$30,318
Favorable resolution of litigation that resulted in a reversal of expenses accrued in prior periods.	(5,579)
Increase in customer related costs primarily due to higher RGUs and general cost increases.	18,427
Increase in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	7,113
Increase in other general and administrative costs, primarily due to general cost increases, partially offset by severance charges of $2,347 in the first quarter of 2008	5,303
Intra-segment eliminations	389
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

(83)

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Rainbow segment.  The operations of News 12 Networks and RASCO which were previously included in the Rainbow segment have been reclassified to the Other segment for all periods presented.

	Years Ended December 31,
	2009		2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$973,656	100%	$902,350	100%	$71,306
Technical and operating expenses (excluding depreciation, amortization and impairments)	310,407	32	316,205	35	5,798
Selling, general and administrative expenses(a)	312,180	32	305,017	34	(7,163)
Restructuring expense	5,145	1	46,834	5	41,689
Depreciation and amortization (including impairments)	106,504	11	108,431	12	1,927
Operating income	$239,420	25%	$125,863	14%	$113,557
______________
(a)	Rainbow corporate overhead costs previously allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution have been reclassified to continuing operations.

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2009	2008	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$239,420	$125,863	$113,557
Share-based compensation	14,724	10,453	4,271
Restructuring expense	5,145	46,834	(41,689)
Depreciation and amortization (including impairments)	106,504	108,431	(1,927)
AOCF	$365,793	$291,581	$74,212

The Rainbow segment consists of the national networks: AMC, WE tv, IFC, Sundance Channel's operations from the date of acquisition (June 16, 2008) and other services which consist primarily of IFC Entertainment, Rainbow Network Communications ("RNC"), the international distribution channels: AMC (launched September 2006), Sundance (launched July 2009), WE tv (launched December 2009) and VOOM (the domestic programming of which ceased in January 2009).  The 2008 period included Sportskool (sold in September 2008) and Lifeskool (sold in October 2008).

In January 2009, the domestic programming of VOOM was shut down.  This decision had a favorable impact on the operating income of our Rainbow segment of $76,760 for the year ended December 31, 2009 compared to the year ended December 31, 2008 as the loss of revenues from our VOOM business was more than offset by the elimination of most operating expenses of VOOM.  The 2009 operating expenses included restructuring expenses of $5,162 as compared to $46,795 in the prior year.

(84)

Revenues, net for the year ended December 31, 2009 increased $71,306 (8%) as compared to the prior year.  The net increase is attributable to the following:

Increase in affiliation fee revenues and other revenues at the national networks due primarily to having a full year of results of Sundance Channel (acquired June 2008) and from increases in affiliation rates and in subscribers (see table below)..	$81,189
Increase in advertising/sponsorship revenues at the national networks due primarily to higher units sold at AMC, improved program ratings at WE tv and to a lesser extent, a full year of results of Sundance Channel (acquired June 2008)	38,842
Net increase in revenues, net from primarily distribution revenues of IFC Entertainment and transmission revenue of RNC, partially offset by a decrease in affiliation fee revenues following the sale of Lifeskool (October 2008) and Sportskool (September 2008)	2,794
Decrease in revenues, net due to the Company's decision in December 2008 to discontinue the domestic programming of VOOM (January 2009)	(51,519)
$71,306

The decrease in revenues of VOOM was due primarily to the loss of DISH Network's carriage in May 2008 and the loss of carriage by Cablevision effective January 20, 2009.

Revenue increases discussed above are primarily derived from increases in the level of advertising on our networks and increases in affiliation fee revenues derived from affiliation rates charged for our services and in the number of subscribers.  The following table presents certain subscriber information at December 31, 2009 and 2008:

	Estimated Domestic Subscribers
	2009	2008
	(in thousands)
National Programming Networks:
AMC(1)	95,200	94,500
WE tv(1)	74,900	72,000
IFC(2)	50,100	48,900
Sundance Channel(3)	37,900	30,800
______________
(1)	Estimated U.S. subscribers as measured by Nielsen Media Research ("Nielsen").
(2)	The 2009 and 2008 subscriber counts are based on internal management reports and represent viewing subscribers.
(3)	Subscriber counts are based on internal management reports and represent viewing subscribers because Sundance Channel is not measured by Nielsen.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2009 decreased $5,798 (2%) compared to 2008.  The net decrease is attributable to the following:

Decrease in programming costs at VOOM due to the Company's decision in December 2008 to discontinue funding the domestic programming of VOOM in January 2009	$(54,892)
Increase in programming costs at the national networks primarily at AMC and WE tv due to increased amortization of non-film program rights and, to a lesser extent, Sundance Channel (acquired June 2008) and IFC	42,682
Net increase in programming costs at Rainbow's other services (excluding VOOM) resulting primarily from an increase in programming costs at IFC Entertainment.	6,412
$(5,798)

As a percentage of revenues, technical and operating expenses decreased 3% during 2009 as compared to 2008 due primarily to the decrease in programming costs at VOOM as noted above.

(85)

Selling, general and administrative expenses increased $7,163 (2%) in 2009 as compared to 2008.  The net increase is attributable to the following:

Net increase in selling and marketing costs at the national networks relating primarily to the marketing and promotional activities of Sundance Channel (acquired June 2008), partially offset by a decrease in costs for the marketing and promotion of original programming at IFC	$9,159
Net increase in administrative costs due primarily to increased parent company allocations, and to a lesser extent management fees at AMC and WE tv paid to CSC Holdings resulting from increased revenues, partially offset by a decrease in administrative costs following the sale of Lifeskool (October 2008) and Sportskool (September 2008).	6,233
Net increase in selling and marketing costs at Rainbow's other services (excluding VOOM)	385
Decrease in selling, general and administrative expenses at VOOM due to the Company's decision in December 2008 to discontinue funding the domestic programming of VOOM in January 2009	(12,815)
Increase in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	4,201
$7,163

As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2009 compared to 2008.

Restructuring expense of $5,145 for the year ended December 31, 2009 represents primarily the impairment of program rights and contract termination costs due to the Company's decision in 2009 to discontinue funding certain international VOOM programming.

Restructuring expense of $46,834 for the year ended December 31, 2008 represents primarily the impairment of program rights of $40,974 and employee severance and other costs of $5,821 due to the Company's decision to discontinue the domestic programming of VOOM.

Depreciation and amortization (including impairments) decreased $1,927 (2%) in 2009 as compared to 2008.  Amortization expense (including impairments) decreased $1,480 for 2009 as compared to 2008 primarily due to a $15,034 write-off of deferred carriage fees recorded in 2008 at VOOM HD Networks after DISH Network ceased the distribution of VOOM in May 2008 and a decrease in amortization expense of $1,499 due to certain identifiable intangible assets becoming fully amortized in the second quarter of 2009, partially offset by an increase of $15,053 due to the increase in amortization of identifiable intangible assets resulting from the acquisition of Sundance Channel in June 2008.  Depreciation expense decreased $447 in 2009 as compared to 2008.

Adjusted operating cash flow increased $74,212 in 2009 compared to 2008 due to an increase in revenues, net of $71,306 due primarily to the national networks, including Sundance Channel (acquired June 2008), partially offset by an increase in operating expenses, excluding share-based compensation, restructuring and depreciation and amortization expenses, as discussed above.

(86)

Other

The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2009		2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$494,266	100%	$336,004	100%	$158,262
Technical and operating expenses (excluding depreciation and amortization shown below)	350,006	71	233,768	70	(116,238)
Selling, general and administrative expenses	307,447	62	226,964	68	(80,483)
Restructuring expense	5,583	1	3,049	(1)	(2,534)
Depreciation and amortization (including impairments)	59,489	12	442,189	132	382,700
Operating loss	$(228,259)	(46)%	$(569,966)	(170)%	$341,707

The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2009	2008	Favorable
	Amount	Amount	(Unfavorable)
Operating loss	$(228,259)	$(569,966)	$341,707
Share-based compensation	14,270	9,359	4,911
Restructuring expense	5,583	3,049	2,534
Depreciation and amortization (including impairments)	59,489	442,189	(382,700)
AOCF deficit	$(148,917)	$(115,369)	$(33,548)
Revenues, net for the year ended December 31, 2009 increased $158,262 as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues at Newsday (from $180,597 for the period from July 30, 2008 to December 31, 2008 to $342,336 for the full year of 2009)	$161,739
Decrease in advertising and affiliate revenues at News 12 Networks and decrease in commission revenues at RASCO	(8,054)
Increase in other revenues primarily at PVI and Clearview Cinemas	5,228
Intra-segment eliminations	(651)
$158,262

Technical and operating expenses (excluding depreciation and amortization shown below) for the year ended December 31, 2009 increased $116,238 (50%) as compared to the prior year.  The net increase is attributable to the following:

Increase in expenses at Newsday (from $110,955 for the period from July 30, 2008 to December 31, 2008 to $210,588 for the full year of 2009)	$99,633
Increase in operating costs of the MSG Varsity Network launched in September 2009	8,487
Increase in operating costs of Clearview Cinemas	7,338
Other net increases	780
$116,238

(87)

Selling, general, and administrative expenses increased $80,483 for the year ended December 31, 2009 as compared to the prior year. The net decrease is attributable to the following:

Increase in expenses at Newsday (from $51,194 for the period from July 30, 2008 to December 31, 2008 to $110,660 for the full year of 2009)	$59,466
Increase in unallocated corporate costs due to costs related to former employees	12,242
Increase in unallocated corporate general and administrative costs	7,353
Decrease in corporate legal costs	(8,459)
Increase in costs at MSG Varsity Network, RASCO and News 12 Networks	7,780
Other net increases	2,752
Intra-segment eliminations	(651)
$80,483

Restructuring expense for the year ended December 31, 2009 amounted to $5,583.  This was comprised of $3,590 in severance and other related costs associated with the elimination of 98 staff positions and $3,174 related to a lease modification termination penalty and other lease and contract exit costs at Newsday.  Offsetting these expenses were restructuring credits of $1,181 related to adjustments in severance and facility realignment provisions recorded in prior restructuring plans.

For the year ended December 31, 2008 restructuring expense amounted to $3,049 and consisted of $5,181 in severance and other related costs associated with the elimination of 106 staff positions, $572 related to lease and other contract exit costs, and $1,472 related to the write-off of intangible assets due to the shut down of a publishing business at Newsday.  These expenses were partially offset by credits of $4,176 related to adjustments in corporate facility realignment provisions recorded in prior restructuring plans.

Depreciation and amortization (including impairments) decreased $382,700 in 2009 as compared to 2008 primarily due to impairment charges of $400,880 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill at Newsday recorded in 2008, partially offset by an increase resulting from a full year of depreciation and amortization at Newsday of $13,516 (including impairment charges of $2,790) in 2009.

Adjusted operating cash flow deficit increased $33,548 (29%) for the year ended December 31, 2009 as compared to 2008, net of an increase in AOCF at Newsday of $3,009 (from $18,766 in 2008 to $21,775 in 2009).  The increase was due to an increase in operating expenses excluding depreciation and amortization and share-based compensation, partially offset by an increase in revenues, net, as discussed above.

(88)

CSC HOLDINGS, LLC

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Years Ended December 31,
	2010	2009	2008
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$360,948	$285,572	$(228,064)
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision's consolidated statements of operations	180,083	114,120	125,874
Interest income related to cash held at Cablevision	(176)	(383)	(591)
Interest income included in CSC Holdings' consolidated statements of operations related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the consolidated statements of operations of Cablevision)	60,506	62,405	26,155
Loss on extinguishment of debt and write-off of deferred financing costs related to the repurchase of a portion of Cablevision's senior notes due April 2012 pursuant to a tender offer	110,049	587	-
Miscellaneous expense (income)	(14)	-	(4)
Income tax benefit included in Cablevision's consolidated statements of operations related to the items listed above	(137,119)	(71,078)	(59,645)
Net income (loss) attributable to CSC Holdings LLC's sole member	$574,277	$391,223	$(136,275)

Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

Cash Flow Discussion

Continuing Operations – Cablevision Systems Corporation

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $1,695,837 for the year ended December 31, 2010 compared to $1,506,758 for the year ended December 31, 2009.  The 2010 cash provided by operating activities resulted from $1,359,266 of income before depreciation and amortization (including impairments), $683,816 of non-cash items and a $98,705 increase in accounts payable and accrued liabilities.  Partially offsetting these increases were decreases in cash of $301,829 resulting from the acquisition of and payment of obligations relating to program rights, a $99,938 increase in current and other assets and a $44,183 decrease in liabilities under derivative contracts.  The increase in cash provided by operating activities of $189,079 in 2010 as compared to 2009 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $136,049 and an increase of $53,030 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,506,758 for the year ended December 31, 2009 compared to $1,323,097 for the year ended December 31, 2008.  The 2009 cash provided by operating activities resulted from $1,272,373 of income before depreciation and amortization (including impairments), $634,660 of non-cash items and a $7,857 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $249,927 resulting from the acquisition of and payment of obligations relating to program rights, a $50,265 decrease in accounts payable and accrued liabilities, a $55,105 decrease in liabilities under derivative contracts, and a $52,835 increase in current and other assets. The increase in cash provided by operating activities of $183,661 in 2009 as compared to 2008 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $411,671, partially offset by a decrease of $228,010 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

(89)

Net cash provided by operating activities amounted to $1,323,097 for the year ended December 31, 2008.  The 2008 cash provided by operating activities resulted from $1,199,194 of income before depreciation and amortization (including impairments), $296,168 of non-cash items, a $153,417 increase in liabilities under derivative contracts and a $50,670 increase in accounts payable and accrued liabilities.  Partially offsetting these increases were decreases in cash of $245,110 resulting from the acquisition of and payment of obligations relating to program rights, a $115,158 increase in current and other assets, and a $16,084 decrease in deferred carriage fees payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $2,189,009 compared to $744,219 for the year ended December 31, 2009.  The 2010 investing activities consisted primarily of $1,356,820 of payments related primarily to the acquisition of Bresnan Cable and $840,488 of capital expenditures ($779,928 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $8,299.

Net cash used in investing activities for the year ended December 31, 2009 was $744,219 compared to $1,650,971 for the year ended December 31, 2008.  The 2009 investing activities consisted primarily of $750,943 of capital expenditures ($696,492 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $6,724.

Net cash used in investing activities for the year ended December 31, 2008 was $1,650,971.  The 2008 investing activities consisted primarily of $853,909 of capital expenditures ($783,711 of which relate to our Telecommunications Services segment), $782,590 of payments relating primarily to the acquisitions of Newsday, Sundance Channel and 4Connections LLC, and other net cash payments aggregating $14,472.

Net Cash Used in Financing Activities

Net cash provided by financing activities amounted to $651,300 for the year ended December 31, 2010 compared to net cash used in financing activities of $793,512 for the year ended December 31, 2009.  In 2010, the Company's financing activities consisted primarily of proceeds of $1,500,000 from the issuance of senior notes, net proceeds of credit facility debt of $932,712, partially offset by the repurchase of senior notes and debentures pursuant to a tender offer of $1,078,212, treasury stock purchases of $300,247, the repayment of the note payable to Madison Square Garden of $190,000, dividend payments to common shareholders of $140,734, additions to deferred financing costs of $65,723 and other net cash payments of $6,496.

Net cash used in financing activities amounted to $793,512 for the year ended December 31, 2009 compared to net cash provided by financing activities of $357,904 for the year ended December 31, 2008.  In 2009, the Company's financing activities consisted primarily of the repayment and repurchase of senior notes of $2,398,740, net repayments of credit facility debt of $355,000, dividend payments to common shareholders of $123,499, additions to deferred financing costs of $49,775 and other net cash payments of $4,782, partially offset by proceeds of $2,138,284 from the issuance of senior notes.

Net cash provided by financing activities amounted to $357,904 for the year ended December 31, 2008.  In 2008, the Company's financing activities consisted primarily of net proceeds of credit facility debt of $765,000, proceeds of $500,000 from the issuance of senior notes and proceeds from the issuance of a note payable to an affiliate of $60,000, partially offset by the redemption of senior notes of $500,000, net repayments of collateralized indebtedness of $364,660, dividend payments to common shareholders of $64,854, additions to deferred financing costs of $35,939, and other net cash payments of $1,643.

(90)

Continuing Operations - CSC Holdings, LLC

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $1,944,226 for the year ended December 31, 2010 compared to $1,656,694 for the year ended December 31, 2009.  The 2010 cash provided by operating activities resulted from $1,572,595 of income before depreciation and amortization (including impairments), $693,434 of non-cash items and a $97,100 increase in accounts payable and accrued liabilities.  Partially offsetting these increases were decreases in cash of $301,829 resulting from the acquisition of and payment of obligations relating to program rights, a $72,891 increase in current and other assets and a $44,183 decrease in liabilities under derivative contracts.  The increase in cash provided by operating activities of $287,532 in 2010 as compared to 2009 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $198,146 and an increase of $89,386 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,656,694 for the year ended December 31, 2009 compared to $1,311,900 for the year ended December 31, 2008.  The 2009 cash provided by operating activities resulted from $1,378,024 of income before depreciation and amortization (including impairments), $689,859 of non-cash items and a $7,857 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $249,927 resulting from the acquisition of and payment of obligations relating to program rights, a $63,913 decrease in accounts payable and accrued liabilities, a $55,105 decrease in liabilities under derivative contracts, and a $50,101 increase in current and other assets.  The increase in cash provided by operating activities of $344,794 in 2009 as compared to 2008 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $432,222, partially offset by a decrease of $87,428 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,311,900 for the year ended December 31, 2008.  The 2008 cash provided by operating activities resulted from $1,290,983 of income before depreciation and amortization (including impairments), $344,678 of non-cash items, a $153,417 increase in liabilities under derivative contracts and a $51,063 increase in accounts payable and accrued liabilities.  Partially offsetting these increases were decreases in cash of $245,110 resulting from the acquisition of and payment of obligations relating to program rights, a $157,515 increase in amounts due from affiliates, a $109,532 increase in current and other assets, and a $16,084 decrease in deferred carriage fees payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $2,189,009 compared to $744,219 for the year ended December 31, 2009.  The 2010 investing activities consisted primarily of $1,356,820 of payments relating primarily to the acquisition of Bresnan Cable and $840,488 of capital expenditures ($779,928 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $8,299.

Net cash used in investing activities for the year ended December 31, 2009 was $744,219 compared to $1,650,971 for the year ended December 31, 2008.  The 2009 investing activities consisted primarily of $750,943 of capital expenditures ($696,492 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $6,724.

(91)

Net cash used in investing activities for the year ended December 31, 2008 was $1,650,971.  The 2008 investing activities consisted primarily of $853,909 of capital expenditures ($783,711 of which relate to our Telecommunications Services segment), $782,590 of payments relating primarily to the acquisitions of Newsday, Sundance Channel and 4Connections LLC, and other net cash payments aggregating $14,472.

Net Cash Used in Financing Activities

Net cash provided by financing activities amounted to $396,826 for the year ended December 31, 2010 compared to net cash used in financing activities of $956,506 for the year ended December 31, 2009.  In 2010, the Company's financing activities consisted primarily of net proceeds of credit facility debt of $932,712 and proceeds of $250,000 from the issuance of senior notes, partially offset by net distributions made to Cablevision of $551,013, the repayment of the note payable to Madison Square Garden of $190,000, additions to deferred financing costs of $39,131 and other net cash payments of $5,742.

Net cash used in financing activities amounted to $956,506 for the year ended December 31, 2009 compared to net cash provided by financing activities of $369,928 for the year ended December 31, 2008.  In 2009, the Company's financing activities consisted primarily of the repayment and repurchase of senior notes of $1,898,225, net repayments of credit facility debt of $355,000, additions to deferred financing costs of $30,754 and other net cash payments of $4,962, partially offset by proceeds of $1,250,920 from the issuance of senior notes and net contributions from Cablevision of $81,515.

Net cash provided by financing activities amounted to $369,928 for the year ended December 31, 2008.  In 2008, the Company's financing activities consisted primarily of net proceeds of credit facility debt of $765,000, proceeds of $500,000 from the issuance of senior notes and proceeds from the issuance of a note payable to an affiliate of $60,000, partially offset by the redemption of senior notes of $500,000, net repayments of collateralized indebtedness of $364,660, distributions made to Cablevision of $48,867, additions to deferred financing costs of $35,858, and other net cash payments of $5,687.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $9,209 for the year ended December 31, 2010 and a cash inflow of $23,976, and $16,718 for the years ended December 31, 2009 and 2008, respectively.

Net Cash Used in Operating Activities

Net cash used in operating activities of discontinued operations amounted to $29,326 for the year ended December 31, 2010 compared to net cash provided by operating activities of discontinued operations of $131,113 for the year ended December 31, 2009.  The 2010 cash used in operating activities resulted from a decrease in accounts payable and other liabilities of $37,972, an increase in current and other assets of $4,452 and an increase in program rights of $3,470.  Partially offsetting these decreases was net income of $2,477 before depreciation and amortization and non-cash items of $14,091.

Net cash provided by operating activities of discontinued operations amounted to $131,113 for the year ended December 31, 2009 compared to $33,595 for the year ended December 31, 2008.  The 2009 cash provided by operating activities resulted primarily from net income of $150,665 before depreciation and amortization and non-cash items, partially offset by a net decrease in cash resulting from the net change in assets and liabilities of $19,552.

Net cash provided by operating activities of discontinued operations amounted to $33,595 for the year ended December 31, 2008.  The 2008 cash provided by operating activities resulted from net income of $97,017 before depreciation and amortization and non-cash items, partially offset by a $58,293 cash payment to settle the Loral contract dispute and a decrease in cash resulting from the net change in assets and liabilities of $5,129.

(92)

Net Cash Used in Investing Activities

Net cash used in investing activities of discontinued operations for the year ended December 31, 2010 was $5,997 compared to $64,543 for the year ended December 31, 2009.  The 2010 investing activities represent capital expenditures.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2009 was $64,543 compared to $40,255 for the year ended December 31, 2008.  The 2009 investing activities consisted of capital expenditures of $59,361 and other net cash payments of $5,182.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2008 was $40,255 and include capital expenditures of $55,192 and an increase in other investments of $37,632, partially offset by a decrease in restricted cash of $52,569 relating to the settlement of the Loral contract dispute.

Net Cash Used in Financing Activities

Net cash used in financing activities of discontinued operations for the year ended December 31, 2010 was $8,204 compared to $3,604 for the year ended December 31, 2009.  The 2010 financing activities consist of additions to deferred financing of $8,069 and payments on capital lease obligations of $135.

Net cash used in financing activities of discontinued operations for the year ended December 31, 2009 was $3,604 compared to $61,277 for the year ended December 31, 2008.  The 2009 financing activities consist of additions to deferred financing of $2,530 and payments for capital lease obligations of $1,222, partially offset by contributions from Cablevision of $148.

Net cash used in financing activities of discontinued operations for the year ended December 31, 2008 was $61,277.  The 2008 financing activities consist of the increase to a note receivable from Cablevision of $60,000, payments for capital lease obligations of $1,101 and distributions to Cablevision of $176.

(93)

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of CNYG Class A common stock, CNYG Class B common stock and approximately $2,931,000 of debt securities, including approximately $2,177,000 face value of debt securities held by third party investors and approximately $754,000 held by Newsday Holdings LLC.  The $754,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

Cablevision Issuance of Debt Securities

On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of 7-3/4% senior notes due April 15, 2018 and $500,000 aggregate principal amount of 8% senior notes due April 15, 2020 (collectively, the " 2010 Notes") in a registered public offering. The 2010 Notes are Cablevision's senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  Cablevision may redeem all or a portion of the Notes at any time at a price equal to 100% of the principal amount of the 2010 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make-whole" premium.  The Company used the net proceeds of the offering to repurchase the April 2012 Notes (as defined below) in the tender offer Cablevision commenced on April 12, 2010 discussed below and for general corporate purposes. In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $26,481, which are being amortized to interest expense over the term of these senior notes.

Cablevision Tender Offer for 8% Senior Notes due 2012 Debt

On April 12, 2010, Cablevision announced that it commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 ("April 2012 Notes") for total consideration of $1,105.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,045.00 per $1,000.00 principal amount of notes plus an early tender premium of $60.00 per $1,000.00 principal amount of notes.  In connection with the tender offer, Cablevision repurchased $973,175 aggregate principal amount of the April 2012 Notes in the second quarter of 2010.  Tender premiums aggregating approximately $102,000, along with other transaction costs of approximately $3,000, have been recorded in loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2010.  In addition, unamortized deferred financing costs related to the April 2012 Notes aggregating approximately $5,000 were written-off in 2010.

In connection with the tender offer described above, and in accordance with the Company's agreements with Tribune Company, Cablevision redeemed all of its April 2012 Notes held by Newsday Holdings LLC with a face value of $682,000 for $758,968.  Newsday Holdings LLC received $487,500 aggregate principal amount of Cablevision 7-3/4% senior notes due 2018 and $266,217 aggregate principal amount of Cablevision 8% senior notes due 2020, plus accrued interest from April 15, 2010, all in accordance with the terms of the Newsday $650,000 senior secured credit facility.  As a result of the redemption of the April 2012 Notes, CSC Holdings recorded an increase to other member's equity of $92,192.

Funding for the debt service requirements of our debt securities is provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under credit facilities made available to the Restricted Group (as later defined) RNS, Bresnan Cable, and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash on hand, cash generated from operating activities and borrowings under credit facilities of the Restricted Group, RNS and Bresnan Cable will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

(94)

We have assessed the implications of the volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $533,248 under our credit facilities and senior notes as of December 31, 2010.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings, RNS and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

(95)

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the year ended December 31, 2010:

	Restricted Group	Rainbow National Services	Newsday LLC(a)	Bresnan Cable	Other Entities	Eliminations(b)	Total CSC Holdings	Cablevision	Eliminations(c)	Total Cablevision

Credit facility debt	$4,349,112	$475,000	$650,000	$757,398	$-	$-	$6,231,510	$-	$-	$6,231,510
Capital lease obligations	-	14,854	1,574	-	40,886	(5,825)	51,489	-	-	51,489
Senior notes and debentures	3,152,505	299,552	-	250,000	-	-	3,702,057	2,919,405	(753,717)	5,867,745
Senior subordinated notes	-	324,071	-	-	-	-	324,071	-	-	324,071
Collateralized indebtedness relating to stock monetizations	-	-	-	-	352,606	-	352,606	-	-	352,606
Total debt	$7,501,617	$1,113,477	$651,574	$1,007,398	$393,492	$(5,825)	$10,661,733	$2,919,405	$(753,717)	$12,827,421
Interest expense	$427,690	$74,190	$69,129	$6,589	$29,412	$-	$607,010	$240,589	$(60,506)	$787,093
Capital expenditures	$761,374	$1,332	$4,155	$7,379	$66,248	$-	$840,488	$-	$-	$840,488
______________
(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents capital lease obligations between subsidiaries of the Company that are eliminated in consolidation.
(c)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

(96)

The following table provides details of the Company's outstanding credit facility debt:

		Weighted Average Interest Rate at	Carrying Value at December 31,
	Maturity Date	December 31, 2010	2010	2009
Restricted Group:
Revolving loan facility(a)	February 24, 2012	1.01%	$77,990	$-
Extended revolving loan facility	March 31, 2015	2.51%	617,010	50,000
Term A-1 loan facility	February 24, 2012	1.01%	69,016	650,000
Term A-3 extended loan facility	March 31, 2015	2.51%	449,259	-
Term B loan facility	March 29, 2013	2.01%	324,254	2,210,994
Term B-2 extended loan facility	March 29, 2016	3.51%	1,145,728	1,157,756
Term B-3 extended loan facility	March 29, 2016	3.26%	1,665,855	-
Restricted Group credit facility debt			4,349,112	4,068,750

Rainbow National Services:
Term A loan facility	June 30, 2013	1.26%	425,000	450,000
Revolving loan facility	June 30, 2012	1.26%	50,000	130,000
Incremental revolving loan facility(b)	June 30, 2012	-	-	-
Rainbow National Services credit facility debt			475,000	580,000

Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	757,398	-
Revolving loan facility(c)	December 14, 2015	-	-	-
Bresnan Cable credit facility debt			757,398	-

Newsday:
Fixed term rate loan facility	August 1, 2013	10.50%	525,000	525,000
Floating term rate loan facility	August 1, 2013	6.54%	125,000	125,000
Newsday credit facility debt			650,000	650,000

Total credit facility debt			$6,231,510	$5,298,750
______________
(a)
At December 31, 2010, $58,372 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $659,081 of the revolving loan facilities was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
Total undrawn revolver commitments at December 31, 2010 consist of $250,000 under the original revolver and another $280,000 under an Incremental Revolver, which are available to be drawn to meet the net funding and investment requirements of RNS.

(c)
At December 31, 2010, $350 of the revolving credit facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,650 of the revolver was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

(97)

The following table provides details of the Company's capital expenditures for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Capital Expenditures

Consumer premise equipment	$300,221	$328,148
Scalable infrastructure	180,562	131,847
Line extensions	36,137	30,501
Upgrade/rebuild	19,701	18,593
Support	145,153	103,959
Total Cable Television	681,774	613,048
Optimum Lightpath	98,154	83,444
Total Telecommunications	779,928	696,492
Rainbow	17,243	13,419
Other	43,317	41,032
Total Cablevision	$840,488	$750,943

Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2010 and thereafter, including capital leases and related interest and the value deliverable at maturity under monetization contracts as of December 31, 2010 are as follows:

	Cablevision	Restricted Group	Rainbow National Services	Bresnan Cable	Newsday	Other Entities		Total

2011	$-	$475,598	$52,417	$7,650	$619	$167,733	(a)	$704,017
2012	26,825	659,052	402,481	7,650	339	150,961	(a)	1,247,308
2013	-	199,879	327,481	7,650	650,255	45,859		1,231,124
2014	-	1,061,016	327,481	7,650	221	2,786		1,399,154
2015	-	1,200,463	2,481	7,650	195	25,820		1,236,609
Thereafter	2,150,000	3,993,517	10,229	976,750	135	1,575		7,132,206	(b)
Total	$2,176,825	$7,589,525	$1,122,570	$1,015,000	$651,764	$394,734		$12,950,418
______________
(a)
Cablevision has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.  The amounts included in the table are $161,358 in 2011, $148,175 in 2012 and $43,073 in 2013.

(b)
Excludes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 contributed to CSC Holdings, which in turn contributed such notes to Newsday Holdings LLC, which in turn pledged those senior notes to the lenders under its credit facility.

Restricted Group

As of December 31, 2010, CSC Holdings and those of its subsidiaries which conduct our cable television video operations in the New York metropolitan area, and high-speed data service, and our VoIP services operations, as well as Optimum Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include: capital spending, in particular, the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; distributions to Cablevision to fund dividends payable to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's credit facility.

(98)

Amendment and Restatement of Credit Facility

On April 13, 2010, CSC Holdings and certain of its subsidiaries (the "Restricted Subsidiaries") entered into an amended credit agreement (the "Credit Agreement"), providing for (i) an amendment and restatement of the credit agreement, dated as of February 24, 2006, as first amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010, and (ii) an amendment to the Incremental Term Supplement, dated as of March 29, 2006 and amended as of May 27, 2009.

Among other things, the Credit Agreement provides for the specific mechanics of extending, from time to time, the revolving credit commitments, term A loans, incremental term loans and any additional facility commitments or additional facility loans, as applicable, with the terms of such extended facility to be documented at the time of such extension in an extended facility agreement.  Under the terms of the Credit Agreement, CSC Holdings entered into three extended facilities as of April 13, 2010, as follows:

•
an extended revolving credit facility agreement (the "Extended Revolving Credit Facility") that provided for the extension of the availability period for lenders holding approximately $820,000 of revolving credit commitments under CSC Holdings' $1,000,000 Revolving Credit Facility to March 31, 2015.  Lenders under the Extended Revolving Credit Facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the Extended Revolving Credit Facility, based upon the cash flow ratio applicable from time to time.  In addition, revolving credit lenders with revolving credit commitments in the aggregate amount of $412,000 executed joinders to the Credit Agreement agreeing to provide increased revolving credit commitments with an availability period expiring on March 31, 2015.

•
an extended term A facility agreement (the "extended term A facility") that provided for the extension of the maturity date for lenders holding approximately $480,000 of loans under CSC Holdings' existing $650,000 Term A facility, at the time of the launch of the transaction, to March 31, 2015.  Lenders under the extended term A facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the extended term A facility, based upon the cash flow ratio applicable from time to time.

•
an extended incremental term facility agreement (the "term B-3 extended loan facility") that provided for the extension of the maturity date for lenders holding approximately $1,678,000 under CSC Holdings' existing $2,200,000 incremental term facility, at the time of the launch of the transaction, to March 29, 2016.  Lenders under the term B-3 extended loan facility are entitled to an extension fee payment of 1.25% per annum of the outstanding loans under the term B-3 extended loan facility.

On June 30, 2010, the availability period for $20,000 of revolving credit commitments under CSC Holdings' Revolving Credit Facility was extended to March 31, 2015 and the maturity date of $4,786 of loans under CSC Holdings' existing term A facility was extended to March 31, 2015.

The revolver has no required interim repayments.  The term A-1 loan facility requires quarterly repayments of approximately $17,254 in 2011.  The extended term A facility is subject to quarterly repayments of approximately $12,142 through March 2012, approximately $18,213 beginning in June 2012 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The term B loan facility is subject to quarterly repayments of approximately $851 through March 2012 and approximately $80,000 beginning on June 30, 2012 through its maturity date in March 2013.  The term B-2 extended loan facility is subject to quarterly repayments of approximately $3,007 through December 2015 and a final payment of approximately $1,085,585 upon maturity in March 2016.  The term B-3 extended loan facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

(99)

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B loan facility.  In addition, in December 2010, the Company utilized $395,000 of its revolver commitments to make a $395,000 equity contribution in Bresnan Cable.

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

The principal financial covenants for the Restricted Group credit facility are summarized below:

	Maximum Total Leverage to Cash Flow(a)	Maximum Senior Secured Leverage to Cash Flow(a)	Minimum Ratio of Cash Flow to Interest Expense(a)	Minimum Ratio of Cash Flow Less Cash Taxes to Total Debt(a)

Revolving loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Extended revolving loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-1 loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-3 extended loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term B loan facility(b)	5.0	4.5	n/a	n/a
Term B-2 extended loan facility(b)	5.0	4.5	n/a	n/a
Term B-3 extended loan facility(b)	5.0	4.5	n/a	n/a
______________
(a)	As defined in each respective credit facility.
(b)	Incurrence based only.

These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit CSC Holdings' ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the revolving credit facility, the extended revolving loan facility, the term A-1 loan facility, the term A-3 extended loan facility, the term B loan facility, the term B-2 extended loan facility, and the term B-3 extended loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  CSC Holdings' ability to make restricted payments is also limited by provisions in the term B loan facility, term B-2 extended loan facility, term B-3 extended loan facility, and the indentures covering CSC Holdings' notes and debentures.

(100)

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2010.

As of December 31, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 75% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (54% being fixed rate obligations and 21% is effectively fixed through utilization of these interest rate swap contracts) as of December 31, 2010.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2010:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2010*

June 2012	$2,600,000	4.86%	0.30%
______________
*	Represents the floating rate received by the Company under its interest rate swap contracts at December 31, 2010 and does not represent the rates to be received by the Company on future payments.

Rainbow National Services

RNS, an indirect wholly-owned subsidiary of the Company, owns the Company's AMC, WE tv and IFC programming networks.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS and borrowings under its revolving credit facilities.  RNS' principal uses of cash include: the debt service of RNS and the net funding and investment requirements of other Rainbow programming entities including IFC Entertainment, Rainbow's international programming services and the net costs of VOOM HD.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $50,000 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS' credit facilities.

RNS has an $800,000 senior secured credit facility (the "RNS Credit Facility"), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement ("Incremental Revolver") whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit Facility.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at December 31, 2010.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC ("RPH"), the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  The term A loan requires quarterly repayments of $12,500 in 2011 and 2012, and $162,500 on March 31, 2013 and June 30, 2013, the maturity of the term A loan.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

(101)

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

RNS was in compliance with all of its financial covenants under its credit agreement as of December 31, 2010.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday LLC's $650,000 senior secured credit facility is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.   The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.

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

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of December 31, 2010.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

Bresnan Cable

Credit Facility Debt

We currently expect that net funding and investment requirements for Bresnan Cable for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and borrowings under its credit facility.

(102)

Bresnan Cable has a $840,000 senior secured credit facility which is comprised of two components: a $765,000 term loan facility and a $75,000 revolving credit facility (collectively, the "Bresnan Credit Agreement").  In connection with the financing of the Bresnan acquisition, the full $765,000 amount of the term loan facility was drawn, net of an original issue discount of approximately $7,700. The revolving credit facility, which includes a $25,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans, was not drawn in connection with the transaction. Such revolving credit facility is expected to be available to provide for ongoing working capital requirements and for other general corporate purposes of the Company and its subsidiaries.

Borrowings under the Bresnan Credit Agreement bear interest at a floating rate, which at the option of Bresnan Cable may be either 2.0% over a floating base rate or 3.0% over an adjusted LIBOR rate, subject to a LIBOR floor of 1.50%. The Bresnan Credit Agreement requires Bresnan Cable to pay a commitment fee of 0.75% in respect of the average daily unused commitments under the revolving credit facility. Bresnan Cable is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Bresnan Credit Agreement.

All obligations under the Bresnan Credit Agreement are guaranteed by Holdings Sub (the direct parent of Bresnan Cable) and each of Bresnan Cable's existing and future direct and indirect domestic subsidiaries that are not designated as unrestricted subsidiaries in accordance with the Bresnan Credit Agreement (the "Guarantors"). All obligations under the Bresnan Credit Agreement, including the guarantees of those obligations, will be secured by certain assets of the Bresnan Cable and the Guarantors, including a pledge of the equity interests of Bresnan Cable.

Bresnan Cable may voluntarily prepay outstanding loans under the Bresnan Credit Agreement at any time after December 14, 2011, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans, if applicable). On or prior to December 14, 2011, if Bresnan Cable makes a prepayment of term loans in connection with certain refinancing transactions, Bresnan Cable must pay a prepayment premium of 1% of the amount of term loans prepaid.

With certain exceptions, Bresnan Cable is required to make mandatory prepayments in certain circumstances, including (i) a specified percentage of excess cash flow beginning in 2012 depending on its cash flow ratio, (ii) from the net cash proceeds of certain sales of assets (subject to reinvestment rights), (iii) from casualty insurance and/or condemnation proceeds, and (iv) upon the incurrence of certain indebtedness.

The Bresnan Credit Agreement contains customary affirmative and negative covenants and also requires Bresnan Cable to comply with the following financial covenants: (i) a maximum ratio of total indebtedness to operating cash flow of 8.00:1 decreasing to 5.00:1 on and after March 31, 2014; (ii) a minimum ratio of operating cash flow to interest expense of 2.00:1 increasing to 2.75:1 on and after March 31, 2014, and (iii) minimum liquidity of $25,000.  In connection with the Bresnan Credit Agreement, the Company incurred deferred financing costs of $20,542, which are being amortized to interest expense over the term of the credit agreement.

Bresnan Cable Notes

On December 14, 2010, in connection with the financing of the Bresnan acquisition, BBHI Acquisition LLC, a wholly-owned subsidiary of the Company, issued $250,000 aggregate principal amount of 8% senior notes due December 15, 2018 (the "Bresnan Notes"). The Bresnan Notes are guaranteed by all of Bresnan Cable's (the successor entity to BBHI Acquisition LLC) existing subsidiaries and will be guaranteed by certain of Bresnan Cable's future subsidiaries.   At any time prior to December 15, 2013, the Company may redeem some or all of the Notes at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.  Beginning on or after December 15, 2013, the Company may redeem some or all of the Notes at a redemption price equal to 106% declining annually to 100% beginning on December 15, 2016.  In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $5,553, which are being amortized to interest expense over the term of these senior notes.

(103)

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

Monetization Contract Maturities

The following monetization contracts of our Comcast common stock matured since January 1, 2010:

Month of Maturity	Shares covered under monetization contract

April 2010	2,732,184
June 2010	2,668,875
August 2010	2,668,875
January 2011	2,668,875

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of new monetization transactions on our Comcast common stock that will mature April, June and August 2012 and January 2013.

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock mature.  The Company intends to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.

(104)

Contractual Obligations and Off Balance Sheet Commitments

The Company's contractual obligations to third parties as of December 31, 2010, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations(1)	$4,679,793	$1,393,310	$1,713,728	$627,147	$945,608	$-
Operating lease obligations(2)	548,040	85,877	167,244	150,975	143,944	-
Guarantees(3)	27,119	10,876	16,243	-	-	-
Letters of Credit(4)	58,723	1,450	56,923	-	350	-
	5,313,675	1,491,513	1,954,138	778,122	1,089,902	-
Contractual obligations reflected on the balance sheet:
Debt obligations(5)	12,883,956	694,606	2,467,304	2,601,779	7,120,267	-
Program rights obligations(6)	454,955	116,320	185,922	105,977	46,736	-
Capital lease obligations(7)	66,462	9,411	11,128	33,984	11,939	-
Taxes(8)	70,187	2,474	-	-	-	67,713
	13,475,560	822,811	2,664,354	2,741,740	7,178,942	67,713

Total	$18,789,235	$2,314,324	$4,618,492	$3,519,862	$8,268,844	$67,713
______________
See discussion above regarding payment options the Company has on its monetization contracts.  See Notes 10 and 11 to our consolidated financial statements for a discussion of our long-term debt.  See Note 14 to our consolidated financial statements for a discussion of our operating leases.  See Note 2 to our consolidated financial statements for a discussion of our program rights obligations.

(1)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to the Company's subscribers, minimum purchase obligations to purchase goods or services and contractual obligations under certain employment contracts.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2010 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2010.

(2)
Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases for office, production and storage space, and Clearview Cinemas, and rental space on utility poles used for the Company's Telecommunications Services Segment.

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
(5)
Excludes interest payments and includes future payments due on the Company's (i) credit facility debt, (ii) senior notes and debentures, (iii) senior subordinated notes and debentures, and (iv) collateralized indebtedness.

(6)	Program rights obligations represent the future payments of liabilities recorded relating to programming for exhibition on the Company's networks.
(7)	Reflects the face amount of capital lease obligations, including related interest.
(8)	This amount represents tax liabilities, including accrued interest, relating to uncertain tax positions.

DISH Network was issued a 20% interest in VOOM HD Holdings, the Company's subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD Holdings by the Company.  On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by DISH Network, or other specified events, DISH Network has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by DISH Network, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of DISH Network's ownership in VOOM HD Holdings at fair value.  The table above does not include any future payments that would be required upon the exercise of this put right, if any.  See "Item 3.  Legal Proceeding - DISH Network Contract Dispute".

(105)

At any time after the thirteenth anniversary of the closing of the Newsday Transaction and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings LLC at the fair value of the interest at that time (see Note 4 to the Company's consolidated financial statements).  The table above does not include any future payments that would be required upon the exercise of this put right.

Other Events

Acquisition of Bresnan Cable

On December 14, 2010, BBHI Holdings LLC ("Holdings Sub"), BBHI Acquisition LLC ("Acquisition Sub") and CSC Holdings, each of which is a wholly-owned subsidiary of Cablevision, consummated the merger contemplated by the Agreement and Plan of Merger by and among Holdings Sub, Acquisition Sub, CSC Holdings, Bresnan Broadband Holdings, LLC ("Bresnan Cable") and Providence Equity Bresnan Cable LLC dated June 13, 2010 (the "Merger Agreement").  Acquisition Sub merged with and into Bresnan Cable, with Bresnan Cable being the surviving entity, and becoming a direct wholly-owned subsidiary of Holdings Sub and an indirect wholly-owned subsidiary of Cablevision and CSC Holdings.  The purchase price was $1,366,157 subject to final working capital and certain other adjustments.  The acquisition was financed using an equity contribution by CSC Holdings of $395,000, which CSC Holdings borrowed under its revolving credit facility, and debt consisting of an undrawn $75,000 revolving credit facility, a $765,000 term loan facility and $250,000 8.0% senior notes due 2018.  For income tax purposes, the acquisition was treated as an asset acquisition with a full step-up in tax basis.

MSG Distribution

On February 9, 2010, Cablevision completed the MSG Distribution, which took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on the MSG Distribution Record Date and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the MSG Distribution Record Date.  On January 12, 2010, the Company transferred to Madison Square Garden the Company's subsidiaries which owned, directly or indirectly, all of the partnership interests in Madison Square Garden, L.P.  As a result of the MSG Distribution, on February 9, 2010, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

Common Stock Repurchase

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under CSC Holdings' revolving credit facility which would be distributed to Cablevision.  Through December 31, 2010, Cablevision repurchased an aggregate of 10,825,600 shares for a total cost of approximately $316,513, including commissions ($16,266 of unsettled purchases are reflected as a current liability at December 31, 2010).  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheet.  As of December 31, 2010, we had approximately $183,595 of availability remaining under our stock repurchase authorization.

(106)

For the period from January 1 through February 15, 2011, Cablevision repurchased an aggregate of 4,728,300 shares for a total cost of approximately $164,103, including commissions.

On February 15, 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.

Dividends

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 24, 2010	$0.10	March 8, 2010	March 29, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010
November 3, 2010	$0.125	November 15, 2010	December 6, 2010

February 25, 2009	$0.10	March 9, 2009	March 31, 2009
May 6, 2009	$0.10	May 18, 2009	June 9, 2009
July 29, 2009	$0.10	August 10, 2009	September 1, 2009
November 2, 2009	$0.10	November 13, 2009	December 4, 2009

August 15, 2008	$0.10	August 26, 2008	September 18, 2008
November 5, 2008	$0.10	November 17, 2008	December 9, 2008

Cablevision paid dividends aggregating $140,734, $123,499, and $64,854 in 2010, 2009, and 2008, respectively, primarily from the proceeds of dividend payments to Cablevision from CSC Holdings.  The CSC Holdings dividend payments to Cablevision were funded from cash on hand.  In addition, as of December 31, 2010, up to approximately $7,461 will be paid when, and if, restrictions lapse on restricted shares outstanding.

On February 15, 2011, the Board of Directors of Cablevision declared a cash dividend of $0.125 per share payable on March 21, 2011 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of February 28, 2011.

During the year ended December 31, 2010, CSC Holdings made distributions to Cablevision, its sole shareholder, aggregating $556,272.  The proceeds were used to fund:

•	Cablevision's dividends paid in 2010;
•	Cablevision's interest payments on certain of its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

During the year ended December 31, 2009, CSC Holdings made distributions to Cablevision, aggregating $790,082.  The proceeds were used to fund:

•	Cablevision's repurchase of a portion of Cablevision's April 2009 Notes pursuant to the tender offer completed in March 2009 ($196,269);
•	Cablevision's repayment of the remaining outstanding balance of its April 2009 Notes upon their maturity ($303,731);
•	Cablevision's dividends paid in 2009;
•	Cablevision's interest payments on certain of its senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

In 2008, CSC Holdings made distributions of $52,076 to Cablevision, which it used to fund dividend payments.  In addition, in 2008, CSC Holdings made advances to Cablevision aggregating $144,559.

(107)

Proposed Distribution of Rainbow Media Holdings

On December 16, 2010, the Company announced that Cablevision's Board of Directors authorized Cablevision's management to move forward with the leveraged spin-off of Rainbow Media Holdings to Cablevision's stockholders (the "Rainbow Distribution").  The Rainbow Distribution would be structured as a tax-free pro rata distribution to stockholders and is expected to be completed by mid-year 2011, subject to necessary approvals.  As part of the Rainbow Distribution, a refinancing of what will be the new Rainbow Media Holdings would create new debt, a portion of which would be used to repay all outstanding RNS debt and approximately $1,250,000 of Cablevision and/or CSC Holdings debt.  It is anticipated that the Rainbow Distribution would be in the form of a pro rata distribution to all stockholders of Cablevision, with holders of CNYG Class A common stock receiving Class A shares in Rainbow Media Holdings and holders of CNYG Class B common stock receiving Class B shares in Rainbow Media Holdings.  Both Cablevision and Rainbow Media Holdings would continue to be controlled by the Dolan family through their ownership of Class B shares.

The new Rainbow Media Holding's assets will include the Rainbow segment, which consists of:

•	National programming networks: primarily AMC, WE tv, IFC, and Sundance Channel;
•	IFC Entertainment, an independent film business that consists of multiple brands - including IFC Films, IFC Productions and the IFC Center; and
•	Rainbow Network Communications, a full service network programming origination and distribution company, delivering programming to the cable, satellite and broadcast industries.

Businesses that will remain a part of Cablevision include the Telecommunications Services segment, Newsday and other businesses included in the Other segment.

Completion of the Rainbow Distribution is subject to a number of external conditions, including receipt of a private letter ruling from the IRS, the filing and effectiveness of a Form 10 with the Securities and Exchange Commission and the finalization of the terms and conditions of the required financing, as well as final approval by Cablevision's Board of Directors.  In late November 2010, the Company submitted a private letter ruling request to the IRS.

Aircraft Arrangements

On February 16, 2011, a subsidiary of the Company entered into an Aircraft Dry Lease Agreement with Sterling Aviation LLC ("Sterling"), an entity owned by members of the Dolan family, pursuant to which Sterling has agreed to make a G-IV aircraft available for use by the Company on a non-exclusive basis.  The cost to the Company is equal to certain operating costs of the aircraft while in use by the Company and an amount equal to twice the actual fuel costs.  The new agreement replaces the existing Time Sharing Agreement between the Company and another entity controlled by the Dolan family covering the same aircraft and is intended to replicate the economics of that agreement.

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

(108)

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2010, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our consolidated balance sheets with changes in value reflected in our consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU No. 2010-28 will be effective for the Company on January 1, 2011.  Early adoption is not permitted.  The adoption of ASU No. 2010-28 will have no impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification ("ASC") Topic 820-10.  ASU No. 2010-06 amends ASC Topic 820-10 to now require that (a) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU No. 2010-06 clarifies existing disclosures on (a) how a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (b) how a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU No. 2010-06 became effective in 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures will be effective in the first quarter of 2011.  We will provide the additional required disclosures pursuant to the guidance under ASU No. 2010-06 when applicable.

(109)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term "fair value" in the revenue allocation guidance with the term "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions.  ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis.  ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.  ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 7A are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2010, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $352,606 at December 31, 2010.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of December 31, 2010, the fair value and the carrying value of our holdings of Comcast common stock aggregated $471,864.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $47,186.  As of December 31, 2010, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $59,300, a net payable position.  For the year ended December 31, 2010, we recorded a net loss on our outstanding equity derivative contracts of $72,044 and recorded unrealized and realized gains of $109,751 on our holdings of Comcast common stock that we held during the period.

(110)

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2009, net receivable position	$35,970
Change in fair value, net	(72,044)
Settlement of contracts	(23,226)
Fair value as of December 31, 2010, net payable position	$(59,300)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares			Hedge Price	Cap Price(b)
Security	Deliverable		Maturity	per Share(a)	Low	High

Comcast
	10,738,809		2011	$13.16 - $17.45	$15.79	$22.68
	8,069,934		2012	$17.57 - $18.85	$21.09	$22.62
	2,668,875	(c)	2013	$22.11	$26.53	$26.53
______________
(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
(c)
Represents an outstanding equity derivative contract at December 31, 2010 that matured and was settled on January 6, 2011 from the proceeds of a new monetization contract covering an equivalent number of shares.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2010, the fair value of our fixed rate debt of $7,658,866 was more than its carrying value of $7,069,420 by $589,446.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2010 would increase the estimated fair value of our fixed rate debt by $295,871 to $7,954,737.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

As of December 31, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  As of December 31, 2010, our outstanding interest rate swap contracts had a fair value and carrying value of $167,278 a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at December 31, 2010 would increase our liability under these derivative contracts by approximately $15,538 to a liability of $182,816.

(111)

For the year ended December 31, 2010, we recorded a net loss on interest swap contracts of $85,013, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2009, a net liability position	$(211,462)
Cash payments, net	129,197
Change in fair value, net	(85,013)
Fair value as of December 31, 2010, a net liability position	$(167,278)

Item 8.	Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 137.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2010.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of the Company's external financial statements, including estimates and judgments, in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting the Company's assessment of the effectiveness of its internal control over financial reporting, management excluded the operations of Bresnan Broadband Holdings, LLC ("Bresnan Cable"), which was acquired by the Company during the fourth quarter of 2010.  Bresnan Cable represented approximately $1.46 billion of consolidated total assets as of December 31, 2010 and approximately $22.1 million of consolidated revenues for the year then ended.  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

(112)

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation reports appearing on pages I-1, I-2, I-3 and I-4.

Changes in Internal Control

None.

Item 9B.	Other Information

None.

PART III

Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 30, 2011, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2010, was a director, officer or beneficial owner of more than 10% of the Company's Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure, except for three late filings by Charles F. Dolan reporting a stock gift and two conversions of Class B shares into Class A shares (one in 2010 and one in 2011), one late filing by James L. Dolan reporting 19 grants and exercises of stock options and stock appreciation rights by his spouse in 2005 and prior years, one late filing by Marianne Dolan Weber reporting a sale transaction by her spouse, a failure to file a Form 5 by David M. Dolan and a late Form 3 filing by each of 12 separate trusts for the benefit of members of the Dolan family, three grantor retained annuity trusts created by Charles F. Dolan and three grantor retained annuity trusts created by Helen A. Dolan.

(113)

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page 137.
2.	Financial statement schedule:
Page No.
Schedule supporting consolidated financial statements:
Schedule I – Condensed Financial Information of Registrants	115
Schedule II – Valuation and Qualifying Accounts	123

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 126.

(114)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in thousands, except share and per share amounts)

	2010	2009
ASSETS

Current Assets:

Cash and cash equivalents	$47,077	$40,992
Prepaid expenses and other current assets	4,673	18
Amounts due from affiliates, net	6,412	6
Deferred tax asset	-	198,126
Total current assets	58,162	239,142

Deferred tax asset	484,040	118,327
Deferred financing and other costs, net of accumulated amortization of $4,283 and $15,604	41,876	24,558
Investment in affiliate distributed to shareholders in 2010	-	1,102,435
	$584,078	$1,484,462

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:

Accrued liabilities	$62,764	$43,537
Amounts due to affiliates (principally CSC Holdings)	497,300	513,287
Total current liabilities	560,064	556,824
Other liabilities	4,999	3,315
Senior notes and debentures	2,165,688	1,887,691
Senior notes due to Newsday	753,717	660,951
Deficit investment in affiliate, net	3,395,043	3,531,115

Total liabilities	6,879,511	6,639,896
Commitments and contingencies
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 279,582,204 and 274,133,498 shares issued and 241,055,283 and 247,668,143 shares outstanding	2,796	2,741
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,148,223 and 54,354,251 shares issued and outstanding	541	544
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	7,950	90,262
Accumulated deficit	(5,494,829)	(4,749,714)
	(5,483,542)	(4,656,167)
Treasury stock, at cost (38,526,921 and 26,465,355 CNYG Class A common shares)	(788,566)	(449,507)
Accumulated other comprehensive loss	(23,325)	(49,760)
Total stockholders' deficiency	(6,295,433)	(5,155,434)
	$584,078	$1,484,462

(115)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008

Revenues, net	$-	$-	$-

Operating expenses	-	-	-

Operating income	-	-	-

Other income (expense):
Interest expense	(240,589)	(176,525)	(152,029)
Interest income	176	383	591
Equity in income (loss) of affiliates, net of income taxes	578,399	355,385	(142,441)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(587)	-
Miscellaneous, net	14	-	4
	227,951	178,656	(293,875)
Income (loss) from continuing operations before income taxes	227,951	178,656	(293,875)
Income tax benefit	137,119	71,078	59,645
Income (loss) from continuing operations	365,070	249,734	(234,230)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$360,948	$285,572	$(228,064)

(116)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:

Net income (loss) from continuing operations	$365,070	$249,734	$(234,230)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in (income) loss of affiliates, net of income taxes	(578,399)	(355,385)	142,441
Loss on extinguishment of debt and write-off of deferred financing costs	110,049	587	-
Amortization of deferred financing costs, discounts on indebtedness and other costs	8,546	11,758	8,023
Deferred income tax benefit	(137,119)	(71,078)	(59,645)
Amounts due to/from other affiliates	(16,935)	5,597	11,764
Amounts due to/from CSC Holdings	(5,332)	(1,865)	144,559
Change in assets and liabilities	5,711	10,716	(1,715)

Net cash provided by (used in) operating activities	(248,409)	(149,936)	11,197

Cash flows from investing activities:
Distributions from (to) affiliates	551,013	(81,515)	48,867

Net cash provided by (used in) investing activities	551,013	(81,515)	48,867

Cash flows from financing activities:
Proceeds from issuance of senior notes	1,250,000	887,364	-
Repayment and repurchase of senior notes and debentures and senior subordinated notes and debentures, including tender premiums and fees	(1,078,212)	(500,515)	-
Dividend distributions to common stockholders	(140,734)	(123,499)	(64,854)
Proceeds from stock option exercises and settlements	21,788	16,355	8,286
Deemed repurchases of restricted stock	(22,542)	(16,175)	(4,242)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(300,247)	-	-
Additions to deferred financing costs	(26,572)	(19,021)	(81)

Net cash provided by (used in) financing activities	(296,519)	244,509	(60,891)

Net increase (decrease) in cash and cash equivalents	6,085	13,058	(827)

Cash and cash equivalents at beginning of year	40,992	27,934	28,761

Cash and cash equivalents at end of year	$47,077	$40,992	$27,934

(117)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
ASSETS

Current Assets:

Cash and cash equivalents	$117,721	$76,400
Accounts receivable, trade (less allowance for doubtful accounts of $656 and $467)	22,590	21,358
Prepaid expenses and other current assets	36,511	35,919
Amounts due from Cablevision	497,300	502,632
Amounts due from other affiliates	157,875	167,254
Deferred tax asset	104,948	207,571
Total current assets	936,945	1,011,134

Property, plant and equipment, net of accumulated depreciation of $2,180,183 and $2,030,668	581,435	604,161
Investment in affiliates, net	2,392,877	1,924,141
Investment in affiliate distributed to shareholders in 2010	-	1,102,435
Other receivables	4,126	6,973
Other assets	26,742	34,567
Deferred tax asset	48,761	117,891
Other amortizable intangible assets, net of accumulated amortization of $1,692 and $1,511	1,110	1,034
Indefinite-lived cable television franchises	95	95
Other indefinite-lived intangible assets	250	250
Goodwill	6,168	6,168
Deferred financing and other costs, net of accumulated amortization of $57,629 and $44,916	57,164	56,841
	$4,055,673	$4,865,690

(118)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS (continued)
December 31, 2010 and 2009
(Dollars in thousands, except share and per share amounts)

	2010	2009
LIABILITIES AND TOTAL MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$115,525	$95,192
Accrued liabilities	238,947	244,920
Amounts due to affiliates	5,635	2,495
Deferred revenue	4,765	5,364
Liabilities under derivative contracts	-	9,294
Credit facility debt	149,802	335,000
Senior notes	325,773	-
Total current liabilities	840,447	692,265

Defined benefit plan and other postretirement plan obligations	78,885	105,461
Deferred revenue	465	653
Liabilities under derivative contracts	167,278	202,168
Other liabilities	91,316	86,115
Credit facility debt	4,199,310	3,733,750
Senior notes and debentures	2,826,732	3,134,909
Total liabilities	8,204,433	7,955,321

Commitments and contingencies

Total Member Deficiency:
Accumulated deficit	(3,375,506)	(3,363,682)
Senior notes due from Cablevision	(753,717)	(660,951)
Other member's equity (14,432,750 membership units issued and outstanding)	3,788	984,762
	(4,125,435)	(3,039,871)
Accumulated other comprehensive loss	(23,325)	(49,760)

Total member deficiency	(4,148,760)	(3,089,631)
	$4,055,673	$4,865,690

(119)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008

Revenues, net	$656,245	$629,347	$613,237

Operating expenses:

Technical and operating (excluding depreciation, amortization and impairments shown below)	346,395	331,479	336,570
Selling, general and administrative	115,802	117,058	100,025
Restructuring credits	(245)	(913)	(4,176)
Depreciation and amortization (including impairments)	178,618	181,640	185,189
	640,570	629,264	617,608

Operating income (loss)	15,675	83	(4,371)

Other income (expense):
Interest expense	(437,312)	(470,300)	(523,484)
Interest income	835	2,389	5,781
Equity in income of affiliates, net of income taxes	900,114	738,479	309,746
Gain (loss) on investments, net	54	(545)	(3,510)
Loss on interest rate swap contracts, net	(85,013)	(75,632)	(202,840)
Loss on extinguishment of debt and write-off of deferred financing costs	-	(72,870)	-
Miscellaneous, net	(353)	(434)	(98)
	378,325	121,087	(414,405)
Income (loss) from continuing operations before income taxes	394,000	121,170	(418,776)
Income tax benefit	184,399	234,215	276,335

Income (loss) from continuing operations	578,399	355,385	(142,441)

Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166

Net income (loss) attributable to CSC Holdings, LLC's sole member	$574,277	$391,223	$(136,275)

(120)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:

Net income (loss) from continuing operations	$578,399	$355,385	$(142,441)

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization (including impairments)	178,618	181,640	185,189
Equity in income of affiliates, net of income taxes	(900,114)	(738,479)	(309,746)
Loss (gain) on investments, net	(54)	545	3,510
Loss on extinguishment of debt and write-off of deferred financing costs	-	72,870	-
Amortization of deferred financing costs, discounts on indebtedness and other costs	30,308	29,935	13,264
Share-based compensation expense related to equity classified awards	2,262	4,052	5,360
Deferred income taxes	(188,066)	(235,205)	(280,586)
Provision for doubtful accounts	4,555	4,000	3,618
Amounts due to/from Cablevision	5,332	1,865	(144,559)
Amounts due to/from other affiliates	15,585	(46,766)	44,399
Change in assets and liabilities	(32,302)	(37,845)	147,251

Net cash used in operating activities	(305,477)	(408,003)	(474,741)

Cash flows from investing activities:
Capital expenditures	(157,728)	(164,820)	(201,792)
Proceeds from sale of equipment, net of costs of disposal	648	1,180	426
Distributions from affiliates	787,689	1,336,267	881,626
Decrease in other investments	133	1,131	32
Decrease (increase) in restricted cash	-	4,875	(4,875)
Additions to other intangible assets	(257)	(490)	(234)

Net cash provided by investing activities	630,485	1,178,143	675,183

Cash flows from financing activities:

Proceeds from credit facility debt	795,000	155,000	-
Repayment of credit facility debt	(514,638)	(390,000)	(85,000)
Proceeds from issuance of senior notes	-	1,250,920	500,000
Repayment and repurchase of senior notes and debentures and senior subordinated notes and debentures, including tender premiums and fees	-	(1,898,225)	(500,000)
Capital contributions from Cablevision	5,259	871,597	3,209
Distributions to Cablevision	(556,272)	(790,082)	(52,076)
Additions to deferred financing costs	(13,036)	(29,140)	(8,947)

Net cash used in financing activities	(283,687)	(829,930)	(142,814)

Net increase (decrease) in cash and cash equivalents	41,321	(59,790)	57,628

Cash and cash equivalents at beginning of year	76,400	136,190	78,562

Cash and cash equivalents at end of year	$117,721	$76,400	$136,190

(121)

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COMBINED NOTE TO CONDENSED FINANCIAL INFORMATION

The condensed financial information of Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings") for the years ended December 31, 2010, 2009 and 2008, should be read in conjunction with the consolidated financial statements of Cablevision Systems Corporation and subsidiaries and the consolidated financial statements of CSC Holdings, LLC and subsidiaries and the notes thereto included elsewhere within this Annual Report on Form 10-K.

Investments in subsidiaries are based upon and reflect the respective company's proportionate share of the subsidiaries' net assets and operating results.  Amounts payable by CSC Holdings to certain of its wholly-owned subsidiaries that are expected to be long-term have been reflected in Investments in Affiliates, net in the condensed balance sheets of CSC Holdings.  CSC Holdings' financial statements reflect certain video operations related to selected franchise areas within the Telecommunications Services segment that are owned directly by CSC Holdings.

Total amounts payable by Cablevision and CSC Holdings in connection with their outstanding obligations during the five years subsequent to December 31, 2010 and thereafter, as of December 31, 2010 are as follows:

	Cablevision		CSC Holdings

2011	$-		$475,598
2012	26,825		659,052
2013	-		199,879
2014	-		1,061,016
2015	-		1,200,463
Thereafter	2,903,717	(a)	3,993,517
Total	$2,930,542		$7,589,525
______________
(a)
Includes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC, which in turn pledged those senior notes to the lenders under its credit facility.  These amounts eliminate in the consolidated financial statements of Cablevision.

Income tax benefit presented in the condensed statements of operations for Cablevision and CSC Holdings have been computed on a stand-alone basis. The income tax expense with regard to affiliate operations is in equity in income (loss) of affiliates, net of income taxes.  The deferred tax asset amounts reflected in the condensed balance sheets for Cablevision and CSC Holdings have similarly been computed on a stand-alone basis.  The deferred tax assets of Cablevision represent the tax benefit of net operating loss carry forwards.  The deferred tax assets of CSC Holdings result from net operating loss carry forwards and differences between the financial reporting carrying amount and the tax bases of assets and liabilities of CSC Holdings.  Deferred tax assets and deferred tax liabilities associated with affiliate operations are included in deficit investment in affiliate and investment in affiliates, net in the condensed balance sheets of Cablevision and CSC Holdings, respectively.  In addition, the deferred tax liability of Madison Square Garden, Inc. as of December 31, 2009 is reflected in Investment in affiliate distributed to shareholders in 2010.

(122)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
(Dollars in thousands, except per unit and per share data)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Cablevision Systems Corporation

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Additions through Acquisitions	Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$23,500	$65,058	$(63,271)	-	$25,287

Year Ended December 31, 2009
Allowance for doubtful accounts	$19,762	$66,835	$(63,097)	-	$23,500

Year Ended December 31, 2008
Allowance for doubtful accounts	$9,519	$61,286	$(55,050)	$4,007	$19,762

CSC Holdings, LLC

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Additions through Acquisitions	Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$23,500	$65,058	$(63,271)	-	$25,287

Year Ended December 31, 2009
Allowance for doubtful accounts	$19,762	$66,835	$(63,097)	-	$23,500

Year Ended December 31, 2008
Allowance for doubtful accounts	$9,519	$61,286	$(55,050)	$4,007	$19,762

(123)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 16th day of February, 2011.

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

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	February 16, 2011
James L. Dolan	(Principal Executive Officer)

/s/ Michael P. Huseby	Executive Vice President and Chief Financial Officer	February 16, 2011
Michael P. Huseby	(Principal Financial Officer)

/s/ Wm. Keith Harper	Senior Vice President and Controller	February 16, 2011
Wm. Keith Harper	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 16, 2011
Charles F. Dolan

(124)

SIGNATURES

Name	Title	Date

/s/ Rand Araskog	Director	February 16, 2011
Rand Araskog

/s/ Frank Biondi	Director	February 16, 2011
Frank Biondi

/s/ Zachary W. Carter	Director	February 16, 2011
Zachary W. Carter

/s/ Deborah Dolan-Sweeney	Director	February 16, 2011
Deborah Dolan-Sweeney

/s/ Kathleen M. Dolan	Director	February 16, 2011
Kathleen M. Dolan

/s/ Kristin A. Dolan	Director	February 16, 2011
Kristin A. Dolan

/s/ Marianne Dolan Weber	Director	February 16, 2011
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 16, 2011
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 16, 2011
Thomas C. Dolan

/s/ Brad Dorsogna	Director	February 16, 2011
Brad Dorsogna

/s/ Thomas V. Reifenheiser	Director	February 16, 2011
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 16, 2011
John R. Ryan

/s/ Brian Sweeney	Director	February 16, 2011
Brian Sweeney

/s/ Vincent Tese	Director	February 16, 2011
Vincent Tese

/s/ Leonard Tow	Director	February 16, 2011
Leonard Tow

(125)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision's Proxy Statement, dated October 10, 2000, as supplemented, (the "2000 Proxy Statement")).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K filed on February 10, 2010).

3.3
Certificate of Conversion of a Corporation to a Limited Liability Company of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Cablevision's Current Report on Form 8-K filed on November 10, 2009).

3.4	Certificate of Formation of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Cablevision's Current Report on Form 8-K filed on November 10, 2009).

3.5	Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.3 to Cablevision's Current Report on Form 8-K filed on November 10, 2009).

3.6	Amendment No. 1 to Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.3 to Cablevision's Current Report on Form 8-K filed on February 10, 2010).

4.1
Indenture, dated as of December 1, 1997 relating to CSC Holdings, Inc. $300,000,000 7-7/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.4 to Cablevision's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.2
Indenture, dated as of July 1, 1998, relating to CSC Holdings, Inc. $500,000,000 7-5/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

4.3
Indenture, dated as of March 22, 2001 relating to CSC Holdings, Inc. $1,000,000,000 7-5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.4
Indenture, dated as of April 6, 2004 relating to Cablevision Systems Corporation $1,000,000,000 8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.5	Indenture, dated as of April 6, 2004 relating to CSC Holdings, Inc. $500,000,000 6-3/4% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.3 to CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.6	Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC's and RNS Co-Issuer Corporation's $300,000,000 8-3/4% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

(126)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

4.7
Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC's and RNS Co-Issuer Corporation's $325,000,000 10-3/8% Senior Subordinated Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

4.8
Indenture, dated as of June 4, 2008, relating to CSC Holdings, Inc. $500 million 8-1/2% Senior Notes due 2015 (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

4.9
Indenture, dated January 13, 2009, relating to CSC Holdings, Inc. $844,000,000 8-1/2% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

4.10
Indenture, dated February 12, 2009, relating to CSC Holdings, Inc. $526,000,000 8-5/8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

4.11
Indenture, dated as of September 23, 2009, 8 5/8% Senior Notes due 2017 and 8 5/8% Series B Senior Notes due 2017 (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K filed on April 4, 2010).

4.12
Indenture, dated December 14, 2010, relating to BBHI Acquisition LLC $250,000,000 8.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K filed on December 15, 2010).

4.13
Underwriting Agreement, dated April 12, 2010, relating to Cablevision Systems Corporation $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 1.1 to Cablevision's Current Report on Form 8-K, filed on April 15, 2010).

4.14
Indenture, dated April 2, 2010, relating to $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Registration Statement on Form S-3, Registration No. 333-165887).

4.15
First Supplemental Indenture, dated April 15, 2010 to the Indenture dated April 2, 2010, relating to $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on April 15, 2010).

10.1
Registration Rights Agreement between Cablevision Systems Corporation and The Charles F. Dolan Children Trusts (incorporated herein by reference to Exhibit 99.5 to Cablevision's Current Report on Form 8-K filed on January 15, 2010).

10.2
Registration Rights Agreement between Cablevision Systems Corporation and Charles F. Dolan and certain Dolan Family Affiliates (incorporated herein by reference to Exhibit 99.6 to Cablevision's Current Report on Form 8-K filed on January 15, 2010).

10.3	Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 to CSC Holdings' Form S-1).

(127)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.4
Amendment to Time Sharing Agreements between CSC Transport, Inc. and Sterling Aviation LLC, dated November 5, 2008 (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).

10.5	Employment Agreement between Charles F. Dolan and CSC Holdings, Inc. dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to Cablevision's Form S-1).

10.6
Amendment to Employment Arrangements between Cablevision Systems Corporation and Charles F. Dolan, dated December 18, 2008. (incorporated herein by reference to Exhibit 10.6 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.7
Employment Agreement, dated as of December 24, 2009, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K filed on December 24, 2009).

10.8
Employment Agreement, dated as of December 21, 2009, between Cablevision Systems Corporation and Thomas M. Rutledge (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K filed on December 24, 2009).

10.9
Employment Agreement, dated as of December 21, 2009, between Cablevision Systems Corporation and Hank J. Ratner (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K filed on December 24, 2009).

10.10
Employment Agreement, dated May 21, 2010, between Cablevision Systems Corporation and Michael P. Huseby (incorporated by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed May 21, 2010).

10.11	Supplemental Benefit Plan of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).

10.12	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's June 3, 2003 Proxy Statement).

10.13	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 18, 2006 Proxy Statement).

10.14
Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.15	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision's June 3, 2003 Proxy Statement).

10.16	Cablevision Systems Corporation 2006 Cash Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision's May 18, 2006 Proxy Statement).

(128)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.17	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision's June 3, 2003 Proxy Statement).

10.18	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision's May 18, 2006 Proxy Statement).

10.19	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to Cablevision's Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.20
Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, Inc., as Tenant, dated as of November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to Cablevision's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.21
Agreement and Plan of Merger, dated June 13, 2010, by and among Bresnan Broadband Holdings, LLC, Providence Equity Bresnan Cable LLC, BBHI Holdings LLC, BBHI Acquisition LLC and Solely for the Purposes of Sections 5.4(c) and 8.2(d), CSC Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to Cablevisions Current Report on Form 8-K, filed June 17, 2010).

10.22
Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated herein by reference to Exhibit 10.43 to Cablevision's Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.23
Credit Agreement, dated as of February 24, 2006 among CSC Holdings, Inc., as the Company, certain subsidiaries of the company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.41 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.24
First Amendment, dated as of March 27, 2006, to Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

(129)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.25
Second Amendment, dated as of March 29, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.3 to Cablevisions' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.26
Amendment Agreement, dated as of May 27, 2009, among CSC Holdings, Inc., the Restricted Subsidiaries listed on the signature pages thereto, the financial institutions listed on the signature pages thereto and Bank of America, N.A., as Administrative Agent (i) attaching an amended and restated Credit Agreement, dated as of February 24, 2006, among CSC Holdings, the Restricted Subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, and (ii) providing for an amendment to the Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 2, 2009).

10.27
Amendment Agreement, dated April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the Restricted Subsidiaries listed on the signature pages thereto, the financial institutions listed on the signature pages thereto and Bank of America, N.A., as Administrative Agent. (i) attaching an amended and restated Credit Agreement, dated as of February 24, 2006, among CSC Holdings, the Restricted Subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, and (ii) providing for an amendment to the Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

10.28
Credit Agreement, dated February 24, 2006, first amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the Restricted Subsidiaries identified therein, the lenders which are parties thereto, together with their respective successors and assigns, and Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

(130)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.29
Extended Revolving Credit Facility Agreement, dated as of April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the lenders which are parties thereto and Bank of America, N.A., as Administrative Agent, the Company, certain of its subsidiaries named therein, the several lenders whose names are set forth on the signature pages thereof, and the Administrative Agent have entered into that certain Credit Agreement, dated as of February 24, 2006, amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

10.30
Extended Term A Facility Agreement, dated as of April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the lenders which are parties thereto  and Bank of America, N.A., as Administrative Agent, the Company, certain of its subsidiaries named therein, the several lenders whose names are set forth on the signature pages thereof, and the Administrative Agent have entered into that certain Credit Agreement, dated as of February 24, 2006, amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

10.31
Extended Incremental Term Facility Agreement, dated as of April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the lenders which are parties thereto and Bank of America, N.A., as Administrative Agent, the Company, certain of its subsidiaries named therein, the several lenders whose names are set forth on the signature pages thereof, and the Administrative Agent have entered into that certain Credit Agreement, dated as of February 24, 2006, amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

10.32
Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.33
Pledge Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A. as Secured Party (incorporated herein by reference to Exhibit 10.42 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.34
Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.35
Schedule II to the Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.41 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(131)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.36
Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.37
Credit Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, as Borrower, Rainbow Programming Holdings LLC and certain subsidiaries of RNS, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K filed on April 21, 2006).

10.38
Pledge Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.52 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.39
Rainbow National Services Incremental Revolver Supplement, dated as of June 3, 2008, among Rainbow National Services LLC, the banks party thereto and JP Morgan Chase Bank N.A. as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

10.40
Credit Agreement dated as of July 29, 2008 among Newsday LLC, as the Borrower, CSC Holdings, Inc., as CSC Holdings, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Banc Of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets as Joint Book Managers (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

10.41
First Amendment, dated as of October 22, 2009, to the Credit Agreement dated as of July 29, 2008 among Newsday LLC, as the Borrower, CSC Holdings, Inc., as CSC Holdings, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Banc Of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets as Joint Book Managers.  (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009).

(132)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.42
Credit Agreement dated as of December 14, 2010, among BBHI Acquisition LLC, as the Borrower, BBHI Holdings LLC, the Lender Party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Join Lead Arrangers and Joint Bookrunning Managers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Credit Suisse AG, and UBS Securities LLC as Documentation Agents. (incorporated herein by reference to Exhibit 10.1 to Cablevisions Current Report on Form 8-K filed on December 15, 2010).

10.43	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).

10.44	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).

10.45	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.46
Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.47	Form of Options Agreement (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.48	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.49	Form of Performance Award Agreement (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.50	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.51	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.52	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.53
Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

(133)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.54	Summary of the Cablevision CHOICE Excess Savings Plan (incorporated herein by reference to Exhibit 10.72 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.55	Summary of the Cablevision CHOICE Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.73 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.56
Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.57
Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.58
Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.59
Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.60
Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.61
Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport V, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.62
Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.63
Time Sharing Agreement, dated as of June 19, 2007 between CSC Transport IV, Inc. and Thomas M. Rutledge (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.64
Aircraft Management Agreement, dated July 10, 2009, by and between CSC Transport, Inc., and Dolan Family Office, LLC, and Charles F. Dolan, (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed July 15, 2009).

10.65
Aircraft Management Agreement, dated July 9, 2010, by and between CSC Transport, Inc., Dolan Family Office, LLC and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed July 14, 2010).

(134)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.66
Aircraft Management Agreement, dated July 9, 2010, by and between CSC Transport, Inc., New York Aircam Corp., Charles F. Dolan and Patrick F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed July 14, 2010).

10.67
Aircraft Dry Lease Agreement, dated July 9, 2010, by and between CSC Transport, Inc. and New York Aircam Corp. (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed July 14, 2010).

10.68	Aircraft Dry Lease Agreement dated February 16, 2011, by and between Sterling Aviation LLC and CSC Transport, Inc.

10.69
Formation Agreement, dated as of May 11, 2008, among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company and Newsday, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.70	Form of Tax Matters Agreement between CSC Holdings, Inc. and Tribune Company (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.71	Form of Limited Liability Agreement of Newsday LLC (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.72
Distribution Agreement by and between Cablevision Systems Corporation, and Madison Square Garden, Inc. dated as of January 12, 2010 (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.73
Transition Services Agreement by and between Cablevision Systems Corporation and Madison Square Garden, Inc. dated as of January 12, 2010 (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.74
Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.75
Employee Matters Agreement by and between Cablevision Systems Corporation and Madison Square Garden, Inc. dated as of January 12, 2010 incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

(135)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 1350 Certification of the CEO and CFO.

101 *
Financial statements from Cablevision Systems Corporation's and CSC Holdings LLC's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 16, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders' Deficiency and Comprehensive Income (Loss) of Cablevision and the Consolidated Statements of Changes in Total Deficiency and Comprehensive Income (Loss) of CSC Holdings; and (v) the Combined Notes to Consolidated Financial Statements.

___________

* This information will be filed by amendment within 30 days under Rule 405 of Regulation S-T.

(136)

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	I-1

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

Consolidated Balance Sheets - December 31, 2010 and 2009	I-5
Consolidated Statements of Operations - years ended December 31, 2010, 2009 and 2008	I-7
Consolidated Statements of Stockholders' Deficiency and Comprehensive Income (Loss) - years ended December 31, 2010, 2009 and 2008	I-8
Consolidated Statements of Cash Flows - years ended December 31, 2010, 2009 and 2008	I-11

CSC HOLDINGS, LLC AND SUBSIDIARIES

Consolidated Financial Statements

Consolidated Balance Sheets - December 31, 2010 and 2009	I-13
Consolidated Statements of Operations - years ended December 31, 2010, 2009 and 2008	I-15
Consolidated Statements of Changes in Total Deficiency and Comprehensive Income (Loss) - years ended December 31, 2010, 2009 and 2008	I-16
Consolidated Statements of Cash Flows - years ended December 31, 2010, 2009 and 2008	I-19

Combined Notes to Consolidated Financial Statements	I-21

(137)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Cablevision Systems Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting the Company's assessment of the effectiveness of its internal control over financial reporting, management excluded the operations of Bresnan Broadband Holdings, LLC ("Bresnan") which was acquired by the Company during the fourth quarter of 2010.  Bresnan represented approximately $1.46 billion of the Company's total assets as of December 31, 2010 and approximately $22.1 million of the Company's total revenues for the year then ended.  Our audit of internal control over financial reporting of Cablevision Systems Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of Bresnan.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficiency and comprehensive income (loss),  and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Melville, New York
February 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Melville, New York
February 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CSC Holdings, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CSC Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting the Company's assessment of the effectiveness of its internal control over financial reporting, management excluded the operations of Bresnan Broadband Holdings, LLC ("Bresnan") which was acquired by the Company during the fourth quarter of 2010.  Bresnan represented approximately $1.46 billion of the Company's total assets as of December 31, 2010 and approximately $22.1 million of the Company's total revenues for the year then ended.  Our audit of internal control over financial reporting of Cablevision Systems Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of Bresnan.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in total deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Melville, New York
February 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in total deficiency and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Melville, New York
February 16, 2011

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$393,951	$245,032
Restricted cash	1,188	-
Accounts receivable, trade (less allowance for doubtful accounts of $25,287 and $23,500)	537,848	484,400
Prepaid expenses and other current assets	169,969	147,445
Amounts due from affiliates	5,560	14,278
Program rights, net	186,475	162,741
Deferred tax asset	108,952	522,799
Investment securities pledged as collateral	235,932	136,059
Derivative contracts	-	37,137
Assets distributed to shareholders in 2010	-	530,559
Total current assets	1,639,875	2,280,450

Property, plant and equipment, net of accumulated depreciation of $8,721,769 and $8,154,738	3,430,567	2,973,581
Other receivables	19,756	29,590
Amounts due from affiliates	3,502	4,920
Investment securities pledged as collateral	235,932	226,054
Derivative contracts	-	8,361
Other assets	44,216	56,790
Program rights, net	597,355	520,565
Deferred tax asset	143,587	-
Deferred carriage fees, net	69,343	91,170
Affiliation, broadcast and other agreements, net of accumulated amortization of $598,290 and $526,790	345,464	416,964
Other amortizable intangible assets, net of accumulated amortization of $144,977 and $115,803	311,562	132,132
Indefinite-lived cable television franchises	1,240,228	731,848
Other indefinite-lived intangible assets	86,795	90,913
Goodwill	525,240	358,210
Deferred financing and other costs, net of accumulated amortization of $89,030 and $79,407	147,263	111,742
Assets distributed to shareholders in 2010	-	1,522,440
	$8,840,685	$9,555,730

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2010 and 2009
(Dollars in thousands, except share and per share amounts)

	2010	2009
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$482,275	$394,243
Accrued liabilities:
Interest	168,780	162,398
Employee related costs	301,756	254,428
Other accrued expenses	247,701	233,367
Amounts due to affiliates	26,101	21,088
Deferred revenue	71,240	66,879
Program rights obligations	116,320	118,956
Liabilities under derivative contracts	47,251	9,294
Credit facility debt	207,452	360,000
Collateralized indebtedness	161,358	171,401
Capital lease obligations	6,106	5,745
Notes payable to affiliate	-	190,000
Senior notes	325,773	-
Liabilities distributed to shareholders in 2010	-	307,526
Total current liabilities	2,162,113	2,295,325
Defined benefit plan and other postretirement plan obligations	78,885	105,461
Deferred revenue	11,399	13,944
Program rights obligations	338,635	316,896
Liabilities under derivative contracts	179,327	211,696
Other liabilities	224,329	225,755
Deferred tax liability	-	47,197
Credit facility debt	6,024,058	4,938,750
Collateralized indebtedness	191,248	204,431
Capital lease obligations	45,383	50,796
Senior notes and debentures	5,541,972	5,321,883
Senior subordinated notes	324,071	323,817
Liabilities distributed to shareholders in 2010	-	643,038
Total liabilities	15,121,420	14,698,989
Commitments and contingencies
Redeemable noncontrolling interests	14,698	12,175
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 279,582,204 and 274,133,498 shares issued and 241,055,283 and 247,668,143 shares outstanding	2,796	2,741
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,148,223 and 54,354,251 shares issued and outstanding	541	544
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	6,465	89,741
Accumulated deficit	(5,494,829)	(4,749,714)
	(5,485,027)	(4,656,688)
Treasury stock, at cost (38,526,921 and 26,465,355 CNYG Class A common shares)	(788,566)	(449,507)
Accumulated other comprehensive loss	(23,325)	(49,760)
Total stockholders' deficiency	(6,296,918)	(5,155,955)
Noncontrolling interest	1,485	521
Total deficiency	(6,295,433)	(5,155,434)
	$8,840,685	$9,555,730

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share amounts)

	2010	2009	2008

Revenues, net (including revenues, net from Madison Square Garden of $10,098, $9,748 and $11,635, respectively)	$7,231,249	$6,847,301	$6,319,852
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $152,119, $116,483 and $112,074, respectively)	3,007,883	2,818,468	2,645,831
Selling, general and administrative (net of charges to Madison Square Garden of $7,097, $26,625 and $24,629, respectively)	1,703,173	1,643,731	1,504,862
Restructuring expense (credits)	(2,276)	10,728	49,883
Depreciation and amortization (including impairments)	993,547	1,022,912	1,441,532
	5,702,327	5,495,839	5,642,108
Operating income	1,528,922	1,351,462	677,744
Other income (expense):
Interest expense	(787,093)	(749,735)	(793,656)
Interest income	2,930	4,214	8,863
Gain on sale of programming and affiliate interests, net	2,518	2,130	805
Gain (loss) on investments, net	109,810	(981)	(136,414)
Gain (loss) on equity derivative contracts, net	(72,044)	631	118,219
Loss on interest rate swap contracts, net	(85,013)	(78,868)	(205,683)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(73,457)	(2,424)
Miscellaneous, net	1,288	734	1,264
	(937,653)	(895,332)	(1,009,026)
Income (loss) from continuing operations before income taxes	591,269	456,130	(331,282)
Income tax benefit (expense)	(225,550)	(206,669)	88,944
Income (loss) from continuing operations	365,719	249,461	(242,338)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166
Net income (loss)	361,597	285,299	(236,172)
Net loss (income) attributable to noncontrolling interests	(649)	273	8,108
Net income (loss) attributable to Cablevision Systems Corporation shareholders	$360,948	$285,572	$(228,064)
INCOME (LOSS) PER SHARE:
Basic net income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations	$1.25	$0.86	$(0.81)
Income (loss) from discontinued operations	$(0.01)	$0.12	$0.02
Net income (loss)	$1.23	$0.98	$(0.79)
Basic weighted average common shares (in thousands)	293,165	291,759	290,286
Diluted net income (loss) per share attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations	$1.21	$0.84	$(0.81)
Income (loss) from discontinued operations	$(0.01)	$0.12	$0.02
Net income (loss)	$1.20	$0.96	$(0.79)
Diluted weighted average common shares (in thousands)	301,880	298,444	290,286
Amounts attributable to Cablevision Systems Corporation shareholders:
Income (loss) from continuing operations, net of income taxes	$365,070	$249,734	$(234,230)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166
Net income (loss)	$360,948	$285,572	$(228,064)
Cash dividends declared and paid per share of common stock	$0.475	$0.40	$0.20

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficiency	Noncontrolling Interest	Total Deficiency	Comprehensive Income (Loss)

Balance at January 1, 2008	$2,556	$633	$112,690	$(4,807,222)	$(429,084)	$2,857	$(5,117,570)	$571	$(5,116,999)
Net loss attributable to Cablevision Systems Corporation shareholders	-	-	-	(228,064)	-	-	(228,064)	-	(228,064)	$(228,064)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	1,031	1,031	1,031
Net loss attributable to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(9,139)
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	(37,882)	(37,882)	-	(37,882)	(37,882)
Comprehensive loss										$(274,054)
Proceeds from exercise of options and issuance of restricted shares	32	-	8,254	-	-	-	8,286	-	8,286
Recognition of equity-based stock compensation arrangements	-	-	59,870	-	-	-	59,870	-	59,870
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	-	-	(4,242)	-	(4,242)	-	(4,242)
Conversion of CNYG Class B common stock to CNYG Class A common stock	84	(84)	-	-	-	-	-	-	-
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(61,913)	-	-	-	(61,913)	-	(61,913)
Adjustments to noncontrolling interests	-	-	13,524	-	-	-	13,524	(1,269)	12,255
Balance at December 31, 2008	$2,672	$549	$132,425	$(5,035,286)	$(433,326)	$(35,025)	$(5,367,991)	$333	$(5,367,658)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE INCOME (LOSS) (continued)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficiency	Noncontrolling Interest	Total Deficiency	Comprehensive Income (Loss)

Balance at January 1, 2009	$2,672	$549	$132,425	$(5,035,286)	$(433,326)	$(35,025)	$(5,367,991)	$333	$(5,367,658)
Net income attributable to Cablevision Systems Corporation shareholders	-	-	-	285,572	-	-	285,572	-	285,572	$285,572
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	761	761	761
Net loss attributable to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,034)
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	(14,735)	(14,735)	-	(14,735)	(14,735)
Comprehensive income										$270,564
Proceeds from exercise of options and issuance of restricted shares	64	-	16,291	-	-	-	16,355	-	16,355
Recognition of equity-based stock compensation arrangements	-	-	65,311	-	-	-	65,311	-	65,311
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	6	-	(16,181)	-	(16,175)	-	(16,175)
Conversion of CNYG Class B common stock to CNYG Class A common stock	5	(5)	-	-	-	-	-	-	-
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(123,095)	-	-	-	(123,095)	-	(123,095)
Adjustments to noncontrolling interests	-	-	(1,197)	-	-	-	(1,197)	(573)	(1,770)
Balance at December 31, 2009	$2,741	$544	$89,741	$(4,749,714)	$(449,507)	$(49,760)	$(5,155,955)	$521	$(5,155,434)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE INCOME (LOSS) (continued)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficiency	Noncontrolling Interest	Total Deficiency	Comprehensive Income (Loss)

Balance at January 1, 2010	$2,741	$544	$89,741	$(4,749,714)	$(449,507)	$(49,760)	$(5,155,955)	$521	$(5,155,434)
Net income attributable to Cablevision Systems Corporation shareholders	-	-	-	360,948	-	-	360,948	-	360,948	$360,948
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	1,249	1,249	1,249
Net loss attributable to redeemable noncontrolling interest	-	-	-	-	-	-	-	-	-	(600)
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	14,812	14,812	-	14,812	14,812
Comprehensive income										$376,409
Proceeds from exercise of options and issuance of restricted shares	52	-	21,736	-	-	-	21,788	-	21,788
Recognition of equity-based stock compensation arrangements	-	-	60,151	-	-	-	60,151	-	60,151
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	4	-	(22,546)	-	(22,542)	-	(22,542)
Treasury stock acquired through share repurchase program	-	-	-	-	(316,513)	-	(316,513)	-	(316,513)
Conversion of CNYG Class B common stock to CNYG Class A common stock	3	(3)	-	-	-	-	-	-	-
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(68,048)	(75,751)	-	-	(143,799)	-	(143,799)
Distribution of Madison Square Garden	-	-	(98,514)	(1,028,982)	-	11,623	(1,115,873)	-	(1,115,873)
Impact of exchange of notes due to Newsday Holdings LLC, net of income taxes	-	-	1,285	(789)	-	-	496	-	496
Adjustments to noncontrolling interests	-	-	110	(541)	-	-	(431)	(285)	(716)
Balance at December 31, 2010	$2,796	$541	$6,465	$(5,494,829)	$(788,566)	$(23,325)	$(6,296,918)	$1,485	$(6,295,433)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Income (loss) from continuing operations	$365,719	$249,461	$(242,338)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	993,547	1,022,912	1,441,532
Non-cash restructuring expense	-	3,860	42,519
Gain on sale of programming and affiliate interests, net	(2,518)	(2,130)	(805)
Loss (gain) on investments, net	(109,810)	981	136,414
Loss (gain) on equity derivative contracts, net	72,044	(631)	(118,219)
Loss on extinguishment of debt and write-off of deferred financing costs	110,049	73,457	2,424
Amortization of deferred financing costs, discounts on indebtedness and other costs	44,512	47,286	42,636
Amortization of other deferred costs	25,225	23,654	22,624
Share-based compensation expense related to equity classified awards	58,546	56,217	51,703
Deferred income taxes	200,851	181,035	(112,449)
Amortization and write-off of program rights	219,859	184,096	168,035
Provision for doubtful accounts	65,058	66,835	61,286
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(118,331)	(70,207)	(74,367)
Other receivables	(2,587)	14,659	10,784
Prepaid expenses and other assets	11,626	3,830	(44,174)
Advances/payables to affiliates	17,312	485	(3,228)
Program rights	(321,082)	(222,111)	(283,725)
Other deferred costs	(2,945)	(593)	(1,811)
Accounts payable	74,756	16,170	20,958
Accrued liabilities	21,403	(65,053)	28,131
Program rights obligations	19,253	(27,816)	38,615
Deferred revenue	(2,366)	7,857	(781)
Deferred carriage payable	(101)	(2,391)	(16,084)
Derivative contracts	(44,183)	(55,105)	153,417
Net cash provided by operating activities	1,695,837	1,506,758	1,323,097
Cash flows from investing activities:
Capital expenditures	(840,488)	(750,943)	(853,909)
Payments for acquisitions, net of cash acquired	(1,356,820)	(372)	(782,590)
Proceeds from sale of equipment, net of costs of disposal	2,788	2,904	2,452
Capital contributions to (distributions from) Madison Square Garden	-	(148)	176
Proceeds from sale of programming and affiliate interests	7,553	2,475	900
Decrease in other investments	133	1,131	32
Decrease (increase) in restricted cash	-	4,875	(4,873)
Additions to other intangible assets	(2,175)	(4,141)	(13,159)
Net cash used in investing activities	(2,189,009)	(744,219)	(1,650,971)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from financing activities:
Proceeds from credit facility debt	1,552,350	155,000	926,000
Repayment of credit facility debt	(619,638)	(510,000)	(161,000)
Proceeds from issuance of senior notes	1,500,000	2,138,284	500,000
Repayment and repurchase of senior notes and debentures and senior subordinated notes and debentures, including tender premiums and fees	(1,078,212)	(2,398,740)	(500,000)
Repayment of note payable due to Madison Square Garden	(190,000)	-	-
Proceeds from collateralized indebtedness	148,174	161,358	214,474
Repayment of collateralized indebtedness	(148,174)	(161,358)	(579,134)
Dividend distributions to common stockholders	(140,734)	(123,499)	(64,854)
Proceeds from note payable to Madison Square Garden	-	-	60,000
Proceeds from stock option exercises and settlements	21,788	16,355	8,286
Principal payments on capital lease obligations	(5,457)	(4,389)	(4,418)
Deemed repurchase of restricted stock	(22,542)	(16,175)	(4,242)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(300,247)	-	-
Additions to deferred financing costs	(65,723)	(49,775)	(35,939)
Distributions to noncontrolling partners, net	(285)	(573)	(1,269)
Net cash provided by (used in) financing activities	651,300	(793,512)	357,904
Net increase (decrease) in cash and cash equivalents from continuing operations	158,128	(30,973)	30,030
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(29,326)	131,113	33,595
Net cash used in investing activities	(5,997)	(64,543)	(40,255)
Net cash used in financing activities	(8,204)	(3,604)	(61,277)
Effect of change in cash related to discontinued operations	34,318	(38,990)	84,655
Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,209)	23,976	16,718
Cash and cash equivalents at beginning of year	245,032	252,029	205,281
Cash and cash equivalents at end of year	$393,951	$245,032	$252,029
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$346,874	$204,040
Restricted cash	1,188	-
Accounts receivable, trade (less allowance for doubtful accounts of $25,287 and $23,500)	537,848	484,400
Prepaid expenses and other current assets	165,296	147,426
Amounts due from affiliates (primarily due from Cablevision)	496,448	527,559
Program rights, net	186,475	162,741
Deferred tax asset	160,794	320,840
Investment securities pledged as collateral	235,932	136,059
Derivative contracts	-	37,137
Assets distributed to member in 2010	-	530,559
Total current assets	2,130,855	2,550,761
Property, plant and equipment, net of accumulated depreciation of $8,721,769 and $8,154,738	3,430,567	2,973,581
Other receivables	19,756	29,590
Amounts due from affiliates	3,502	4,920
Investment securities pledged as collateral	235,932	226,054
Derivative contracts	-	8,361
Other assets	44,216	56,790
Program rights, net	597,355	520,565
Deferred carriage fees, net	69,343	91,170
Affiliation, broadcast and other agreements, net of accumulated amortization of $598,290 and $526,790	345,464	416,964
Other amortizable intangible assets, net of accumulated amortization of $144,977 and $115,803	311,562	132,132
Indefinite-lived cable television franchises	1,240,228	731,848
Other indefinite-lived intangible assets	86,795	90,913
Goodwill	525,240	358,210
Deferred financing and other costs, net of accumulated amortization of $84,746 and $63,803	105,387	87,184
Assets distributed to member in 2010	-	1,522,440
	$9,146,202	$9,801,483

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2010 and 2009
(Dollars in thousands, except share and per share amounts)

	2010	2009
LIABILITIES AND TOTAL DEFICIENCY
Current Liabilities:
Accounts payable	$482,275	$394,243
Accrued liabilities:
Interest	124,755	124,377
Employee related costs	299,294	253,338
Other accrued expenses	231,424	228,940
Amounts due to affiliates	26,101	21,088
Deferred revenue	71,240	66,879
Program rights obligations	116,320	118,956
Liabilities under derivative contracts	47,251	9,294
Credit facility debt	207,452	360,000
Collateralized indebtedness	161,358	171,401
Capital lease obligations	6,106	5,745
Notes payable to affiliate	-	190,000
Senior notes	325,773	-
Liabilities distributed to member in 2010	-	307,526
Total current liabilities	2,099,349	2,251,787
Defined benefit plan and other postretirement plan obligations	78,885	105,461
Deferred revenue	11,399	13,944
Program rights obligations	338,635	316,896
Liabilities under derivative contracts	179,327	211,696
Other liabilities	219,330	222,440
Deferred tax liability	392,295	161,691
Credit facility debt	6,024,058	4,938,750
Collateralized indebtedness	191,248	204,431
Capital lease obligations	45,383	50,796
Senior notes and debentures	3,376,284	3,434,192
Senior subordinated notes	324,071	323,817
Liabilities distributed to member in 2010	-	643,038
Total liabilities	13,280,264	12,878,939
Commitments and contingencies
Redeemable noncontrolling interests	14,698	12,175
Total Member Deficiency:
Accumulated deficit	(3,375,506)	(3,363,682)
Senior notes due from Cablevision	(753,717)	(660,951)
Other member's equity (14,432,750 membership units issued and outstanding)	2,303	984,241
	(4,126,920)	(3,040,392)
Accumulated other comprehensive loss	(23,325)	(49,760)
	(4,150,245)	(3,090,152)
Noncontrolling interest	1,485	521
Total member deficiency	(4,148,760)	(3,089,631)
	$9,146,202	$9,801,483

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Revenues, net (including revenues, net from Madison Square Garden of $10,098, $9,748 and $11,635, respectively)	$7,231,249	$6,847,301	$6,319,852
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $152,119, $116,483 and $112,074, respectively)	3,007,883	2,818,468	2,645,831
Selling, general and administrative (net of charges to Madison Square Garden of $7,097, $26,625 and $24,629, respectively)	1,703,173	1,643,731	1,504,862
Restructuring expense (credits)	(2,276)	10,728	49,883
Depreciation and amortization (including impairments)	993,547	1,022,912	1,441,532
	5,702,327	5,495,839	5,642,108
Operating income	1,528,922	1,351,462	677,744
Other income (expense):
Interest expense	(607,010)	(635,615)	(667,782)
Interest income	63,260	66,236	34,427
Gain on sale of programming and affiliate interests, net	2,518	2,130	805
Gain (loss) on investments, net	109,810	(981)	(136,414)
Gain (loss) on equity derivative contracts, net	(72,044)	631	118,219
Loss on interest rate swap contracts, net	(85,013)	(78,868)	(205,683)
Loss on extinguishment of debt and write-off of deferred financing costs	-	(72,870)	(2,424)
Miscellaneous, net	1,274	734	1,260
	(587,205)	(718,603)	(857,592)
Income (loss) from continuing operations before income taxes	941,717	632,859	(179,848)
Income tax benefit (expense)	(362,669)	(277,747)	29,299
Income (loss) from continuing operations	579,048	355,112	(150,549)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166
Net income (loss)	574,926	390,950	(144,383)
Net loss (income) attributable to noncontrolling interests	(649)	273	8,108
Net income (loss) attributable to CSC Holdings, LLC's sole member	$574,277	$391,223	$(136,275)
Amounts attributable to CSC Holdings, LLC's sole member:
Income (loss) from continuing operations, net of income taxes	$578,399	$355,385	$(142,441)
Income (loss) from discontinued operations, net of income taxes	(4,122)	35,838	6,166
Net income (loss)	$574,277	$391,223	$(136,275)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY AND
COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Deficiency Attributable to Cablevision	Noncontrolling Interest	Total Deficiency	Comprehensive Income (Loss)

Balance at January 1, 2008	$116	$164,620	$(3,618,630)	$-	$-	$2,857	$(3,451,037)	$571	$(3,450,466)
Net loss attributable to CSC Holdings, LLC's sole member	-	-	(136,275)	-	-	-	(136,275)	-	(136,275)	$(136,275)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	1,031	1,031	1,031
Net loss attributable to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(9,139)
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	(37,882)	(37,882)	-	(37,882)	(37,882)
Comprehensive loss										$(182,265)
Recognition of equity-based stock compensation arrangements	-	59,870	-	-	-	-	59,870	-	59,870
Distributions to Cablevision		(52,076)	-	-	-	-	(52,076)	-	(52,076)
Contributions from Cablevision	-	3,209	-	-	-	-	3,209	-	3,209
Contribution of notes due from Cablevision	12	649,988	-	(650,000)	-	-	-	-	-
Accretion of discount on note due from Cablevision	-	-	-	(3,115)	-	-	(3,115)	-	(3,115)
Adjustments to noncontrolling interests	-	13,524	-	-	-	-	13,524	(1,269)	12,255
Balance at December 31, 2008	$128	$839,135	$(3,754,905)	$(653,115)	$-	$(35,025)	$(3,603,782)	$333	$(3,603,449)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY AND
COMPREHENSIVE INCOME (LOSS) (continued)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Deficiency Attributable to Cablevision	Noncontrolling Interest	Total Deficiency	Comprehensive Income (Loss)

Balance at January 1, 2009	$128	$839,135	$(3,754,905)	$(653,115)	$-	$(35,025)	$(3,603,782)	$333	$(3,603,449)
Net income attributable to CSC Holdings, LLC's sole member	-	-	391,223	-	-	-	391,223	-	391,223	$391,223
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	761	761	761
Net loss attributable to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,034)
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	(14,735)	(14,735)	-	(14,735)	(14,735)
Comprehensive income										$376,215
Recognition of equity-based stock compensation arrangements	-	64,660	-	-	-	-	64,660	-	64,660
Distributions to Cablevision	-	(790,082)	-	-	-	-	(790,082)	-	(790,082)
Contributions from Cablevision	16	871,581	-	-	-	-	871,597	-	871,597
Accretion of discount on note due from Cablevision	-	-	-	(7,836)	-	-	(7,836)	-	(7,836)
Adjustments to noncontrolling interests	-	(1,197)	-	-	-	-	(1,197)	(573)	(1,770)
Change in legal structure	(144)	(984,097)	-	-	984,241	-	-	-	-
Balance at December 31, 2009	$-	$-	$(3,363,682)	$(660,951)	$984,241	$(49,760)	$(3,090,152)	$521	$(3,089,631)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY AND
COMPREHENSIVE INCOME (LOSS) (continued)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Deficiency Attributable to Cablevision	Noncontrolling Interest	Total Deficiency	Comprehensive Income (Loss)

Balance at January 1, 2010	$-	$-	$(3,363,682)	$(660,951)	$984,241	$(49,760)	$(3,090,152)	$521	$(3,089,631)
Net income attributable to CSC Holdings, LLC's sole member	-	-	574,277	-	-	-	574,277	-	574,277	$574,277
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	1,249	1,249	1,249
Net loss attributable to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(600)
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	14,812	14,812	-	14,812	14,812
Comprehensive income										$589,738
Recognition of equity-based stock compensation arrangements	-	-	-	-	60,151	-	60,151	-	60,151
Distributions to Cablevision	-	-	(450,115)	-	(106,157)	-	(556,272)	-	(556,272)
Contributions from Cablevision
Accretion of discount on notes due from Cablevision	-	-	-	(3,131)	-	-	(3,131)	-	(3,131)
Distribution of Madison Square Garden	-	-	(134,869)	-	(992,627)	11,623	(1,115,873)	-	(1,115,873)
Impact of exchange of notes due from Cablevision, net of income taxes	-	-	(209)	(89,635)	56,218	-	(33,626)	-	(33,626)
Adjustments to noncontrolling interests	-	-	(908)	-	477	-	(431)	(285)	(716)
Balance at December 31, 2010	$-	$-	$(3,375,506)	$(753,717)	$2,303	$(23,325)	$(4,150,245)	$1,485	$(4,148,760)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Income (loss) from continuing operations	$579,048	$355,112	$(150,549)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	993,547	1,022,912	1,441,532
Non-cash restructuring expense	-	3,860	42,519
Gain on sale of programming and affiliate interests, net	(2,518)	(2,130)	(805)
Loss (gain) on investments, net	(109,810)	981	136,414
Loss (gain) on equity derivative contracts, net	72,044	(631)	(118,219)
Loss on extinguishment of debt and write-off of deferred financing costs	-	72,870	2,424
Amortization of deferred financing costs, discounts on indebtedness and other costs	39,097	43,365	37,728
Accretion of discount on Cablevision senior notes held by Newsday	(3,131)	(7,836)	(3,115)
Amortization of other deferred costs	25,225	23,654	22,624
Share-based compensation expense related to equity classified awards	58,546	56,217	51,703
Deferred income taxes	329,064	248,578	(55,916)
Amortization and write-off of program rights	219,859	184,096	168,035
Provision for doubtful accounts	65,058	66,835	61,286
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(118,331)	(70,207)	(74,367)
Other receivables	(2,384)	14,642	10,820
Prepaid expenses and other assets	16,077	3,830	(44,174)
Advances/payables to affiliates	39,705	2,783	(157,515)
Program rights	(321,082)	(222,111)	(283,725)
Other deferred costs	(2,945)	(593)	(1,811)
Accounts payable	74,756	16,170	20,958
Accrued liabilities	19,798	(78,248)	30,886
Program rights obligations	19,253	(27,816)	38,615
Deferred revenue	(2,366)	7,857	(781)
Deferred carriage payable	(101)	(2,391)	(16,084)
Derivative contracts	(44,183)	(55,105)	153,417
Net cash provided by operating activities	1,944,226	1,656,694	1,311,900
Cash flows from investing activities:
Capital expenditures	(840,488)	(750,943)	(853,909)
Payments for acquisitions, net of cash acquired	(1,356,820)	(372)	(782,590)
Proceeds from sale of equipment, net of costs of disposal	2,788	2,904	2,452
Capital contributions to (distributions from) Madison Square Garden	-	(148)	176
Proceeds from sale of programming and affiliate interests	7,553	2,475	900
Decrease in other investments	133	1,131	32
Decrease (increase) in restricted cash	-	4,875	(4,873)
Additions to other intangible assets	(2,175)	(4,141)	(13,159)
Net cash used in investing activities	(2,189,009)	(744,219)	(1,650,971)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from financing activities:

Proceeds from credit facility debt	1,552,350	155,000	926,000
Repayment of credit facility debt	(619,638)	(510,000)	(161,000)
Proceeds from issuance of senior notes	250,000	1,250,920	500,000
Repayment and repurchase of senior notes and debentures and senior subordinated notes and debentures, including tender premiums and fees	-	(1,898,225)	(500,000)
Repayment of note payable due to Madison Square Garden	(190,000)	-	-
Proceeds from collateralized indebtedness	148,174	161,358	214,474
Repayment of collateralized indebtedness	(148,174)	(161,358)	(579,134)
Proceeds from note payable to Madison Square Garden	-	-	60,000
Principal payments on capital lease obligations	(5,457)	(4,389)	(4,418)
Capital contributions from Cablevision	5,259	871,597	3,209
Distributions to Cablevision	(556,272)	(790,082)	(52,076)
Additions to deferred financing costs	(39,131)	(30,754)	(35,858)
Distributions to noncontrolling partners, net	(285)	(573)	(1,269)
Net cash provided by (used in) financing activities	396,826	(956,506)	369,928
Net increase (decrease) in cash and cash equivalents from continuing operations	152,043	(44,031)	30,857
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(29,326)	131,113	33,595
Net cash used in investing activities	(5,997)	(64,543)	(40,255)
Net cash used in financing activities	(8,204)	(3,604)	(61,277)
Effect of change in cash related to discontinued operations	34,318	(38,990)	84,655
Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,209)	23,976	16,718
Cash and cash equivalents at beginning of year	204,040	224,095	176,520
Cash and cash equivalents at end of year	$346,874	$204,040	$224,095

See accompanying notes to consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1.	BUSINESS

The Company and Related Matters

Cablevision Systems Corporation ("Cablevision") and its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") own and operate cable television systems and, through Rainbow Media Holdings LLC ("Rainbow Media Holdings"), a wholly-owned subsidiary of CSC Holdings, have ownership interests in national and international programming networks.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its operations into three reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol ("VoIP") and its commercial data and voice services operations; (2) Rainbow, consisting principally of national and international programming services, including AMC, WE tv, IFC, and Sundance Channel, and IFC Entertainment; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Rainbow Advertising Sales Corporation ("RASCO"), and (vi) certain other businesses and unallocated corporate costs.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, Inc. ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of Cablevision NY Group ("CNYG") Class A Common Stock held of record at the close of business in New York City on January 25, 2010 (the "MSG Distribution Record Date") and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the MSG Distribution Record Date.  On January 12, 2010, the Company transferred to Madison Square Garden the Company's subsidiaries which owned, directly or indirectly, all of the partnership interests in Madison Square Garden, L.P.  As a result of the MSG Distribution on February 9, 2010, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

Assets and liabilities related to the MSG Distribution on the Company's consolidated balance sheet as of December 31, 2009 and related footnotes have been reclassified as assets distributed to shareholders/member in 2010 and liabilities distributed to shareholders/member in 2010.  All assets and liabilities distributed to shareholders/member in 2010 are excluded from the footnotes unless otherwise noted.  Amounts due to or due from Madison Square Garden that were previously eliminated in consolidation are now being presented as amounts due from affiliates or amounts due to affiliates on the Company's consolidated balance sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The consolidated balance sheets and statements of operations for Cablevision are essentially identical to the consolidated balance sheets and consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $2,165,688 of senior notes outstanding at December 31, 2010 (excluding the $753,717 aggregate principal amount of Cablevision senior notes held by its subsidiary Newsday Holdings LLC discussed in Note 10) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, loss on extinguishment of debt, write-off of deferred financing costs, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC and the accretion of the discount on the 8% senior notes due 2012 issued by Cablevision to Newsday Holdings LLC that were redeemed during the second quarter of 2010 (which were replaced with the $753,717 aggregate principal amount of Cablevision notes discussed in Note 10), all of which eliminate in Cablevision's results of operations.

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

Revenue Recognition

The Company recognizes video, high-speed data, VoIP, and telephony revenues as the services are provided to subscribers.  Installation revenue for the Company's video, consumer high-speed data and VoIP services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.

The Company's programming businesses recognize affiliation fee revenue from cable television system operators, direct broadcast satellite operators and telecommunications companies that carry the Company's programming services under multi-year contracts, commonly referred to as "affiliation agreements."  The programming services are delivered throughout the terms of the agreements and the Company recognizes revenue as programming is provided.

Advertising revenues are recognized when commercials are aired. In certain advertising sales arrangements, the Company's programming businesses guarantee specified viewer ratings for their programming.  For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company's Newsday business recognizes publication advertising revenue when advertisements are published.  Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate.  Rebates are recorded throughout the year as a reduction to advertising revenue based upon contract performance.  Newsday recognizes circulation revenue for single copy sales as newspapers are distributed, net of returns.  Proceeds from advance billings for home-delivery subscriptions are recorded as deferred revenue and are recognized as revenue on a pro-rata basis over the term of the subscriptions.

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

On January 1, 2011, the Company adopted Accounting Standard Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements, which is applicable on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011.  ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that the Company determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis.

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

Gross Versus Net Revenue Recognition

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the years ended December 31, 2010, 2009 and 2008, the amount of franchise fees included as a component of net revenue aggregated $134,730, $127,716, and $121,540, respectively.

Technical and Operating Expenses

Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Programming Costs

Programming expenses for the Company's cable television business included in the Telecommunications Services segment relate to fees paid to programming distributors to license the programming distributed to subscribers.  This programming is acquired generally under multi-year distribution agreements, with rates usually based on the number of subscribers that receive the programming.  There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the Company continues to carry and pay for these services until execution of definitive replacement agreements or renewals.  The amount of programming expense recorded during this interim period is based on the Company's estimates of the ultimate contractual agreement expected to be reached, and such estimates are adjusted based on the current status of negotiations until new programming terms are finalized.

In addition, the Company's cable television business has received, or may receive, incentives from programming distributors for carriage of the distributors' programming.  The Company generally recognizes these incentives as a reduction of programming costs in technical and operating expense, generally over the term of the programming agreement.

Program Rights

Rights to programming, including feature films and episodic series, acquired under license agreements are stated at the lower of amortized cost or net realizable value.  Such licensed rights, along with the related obligations are recorded at the contract value when a license agreement is executed, unless there is uncertainty with respect to either cost, acceptability or availability, then the earlier of when the uncertainty is resolved, or when the license period begins.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.

The Company's owned original programming is primarily produced by independent production companies, with the remainder produced by the Company.  Owned original programming costs, including estimated participation and residual costs qualifying for capitalization as program rights are amortized to technical and operating expense over their estimated useful lives, commencing upon the first airing, based on attributable revenue for airings to date as a percentage of total projected attributable revenue.  Projected program usage is based on the historical performance of similar content.  Estimated attributable revenue can change based upon programming market acceptance, levels of affiliation fee revenue and advertising revenue, and program usage.  Accordingly, the Company periodically reviews revenue estimates and planned usage and revises its assumptions if necessary which could impact the timing of amortization expenses or result in an impairment charge.

The Company periodically reviews the programming usefulness of its licensed and owned original program rights based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition.  If it is determined that film or other program rights have no future programming usefulness, a write-off of the unamortized cost is recorded in technical and operating expense.  See Note 6 for a discussion of the Company's review of the programming usefulness of its program rights and impairment charges.

Advertising Expenses

Advertising costs are charged to expense when incurred and are recorded to "technical and operating" and "selling, general and administrative" expenses in the accompanying statements of operations.  Advertising costs amounted to $253,925, $243,114 and $236,217 for the years ended December 31, 2010, 2009 and 2008, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Income Taxes

The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions.  Deferred tax assets are subject to an ongoing assessment of realizability.  The Company provides deferred taxes for the outside basis difference of its investment in partnerships.  Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.

Cash and Cash Equivalents

The Company's cash investments are placed with money market funds and financial institutions that are investment grade as rated by Standard & Poor's and Moody's Investors Service.  The Company selects money market funds that predominantly invest in marketable direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, and time deposits.

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.  The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

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

Long-Lived and Indefinite-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of operations.

Intangible assets established in connection with acquisitions consist of affiliation agreements and affiliate relationships, broadcast rights and other agreements (primarily cable television system programming agreements), customer relationships, advertiser relationships, other intangibles, and goodwill.  These intangible assets are amortized in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, such as the sum of the years' digits method, or when such pattern does not exist, using the straight-line basis over their respective estimated useful lives.  Goodwill and the value of franchises, trademarks, licenses and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company reviews its long-lived assets (property, plant and equipment, and intangible assets subject to amortization that arose from acquisitions) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The Company evaluates the recoverability of its goodwill and indefinite-lived intangible assets annually or more frequently whenever events or circumstances indicate that the asset may be impaired.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill which would be recognized in a business combination.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Deferred Carriage Fees

Deferred carriage fees represent amounts principally paid or payable to cable system operators, direct broadcast operators and telecommunications companies to obtain additional subscribers and/or guarantee carriage of certain programming services and are amortized as a reduction of revenue over the period of the related guarantee (4 to 13 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense over the life of the related debt.

Program Rights Obligations

Amounts payable subsequent to December 31, 2010 related to program rights obligations included in the consolidated balance sheet are as follows:

Years Ending December 31,

2011	$116,320
2012	100,985
2013	84,937
2014	60,690
2015	45,287
Thereafter	46,736
$454,955

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Common Stock of Cablevision

Each holder of CNYG Class A common stock has one vote per share while holders of CNYG Class B common stock have ten votes per share.  CNYG Class B shares can be converted to CNYG Class A common stock at anytime with a conversion ratio of one CNYG Class A common share for one CNYG Class B common share.  The CNYG Class A stockholders are entitled to elect 25% of Cablevision's Board of Directors.  CNYG Class B stockholders have the right to elect the remaining members of Cablevision's Board of Directors.  In addition, CNYG Class B stockholders are parties to an agreement which has the effect of causing the voting power of these CNYG Class B stockholders to be cast as a block.

	Shares Outstanding
	Class A Common Stock	Class B Common Stock

Balance at December 31, 2007	231,007,266	63,265,676
Conversion of CNYG Class B common stock to CNYG Class A common stock	8,392,325	(8,392,325)
Employee and non-employee director stock transactions	2,728,149	-
CNYG Class A common stock issued in connection with the stock option litigation settlement	130,500	-
Balance at December 31, 2008	242,258,240	54,873,351
Conversion of CNYG Class B common stock to CNYG Class A common stock	519,100	(519,100)
Employee and non-employee director stock transactions	4,890,803	-
Balance at December 31, 2009	247,668,143	54,354,251
Conversion of CNYG Class B common stock to CNYG Class A common stock	206,028	(206,028)
Employee and non-employee director stock transactions	4,006,712	-
Share repurchases (see Note 21)	(10,825,600)	-
Balance at December 31, 2010	241,055,283	54,148,223

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

Cablevision's senior notes and debentures, as well as certain senior notes and debentures of CSC Holdings and its subsidiaries restrict the amount of dividends and distributions in respect of any equity interests that can be made.

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
February 24, 2010	$0.10	March 8, 2010	March 29, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010
November 3, 2010	$0.125	November 15, 2010	December 6, 2010

February 25, 2009	$0.10	March 9, 2009	March 31, 2009
May 6, 2009	$0.10	May 18, 2009	June 9, 2009
July 29, 2009	$0.10	August 10, 2009	September 1, 2009
November 2, 2009	$0.10	November 13, 2009	December 4, 2009

August 15, 2008	$0.10	August 26, 2008	September 18, 2008
November 5, 2008	$0.10	November 17, 2008	December 9, 2008

Cablevision paid dividends aggregating $140,734, $123,499, and $64,854 in 2010, 2009, and 2008, respectively, primarily from the proceeds of dividend payments to Cablevision from CSC Holdings.  The CSC Holdings dividend payments to Cablevision were funded from cash on hand.  In addition, as of December 31, 2010, up to approximately $7,461 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the year ended December 31, 2010, CSC Holdings made distributions to Cablevision, its sole shareholder, aggregating $556,272.  The proceeds were used to fund:

•	Cablevision's dividends paid in 2010;
•	Cablevision's interest payments on certain of its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program (see Note 21).

During the year ended December 31, 2009, CSC Holdings made distributions to Cablevision, aggregating $790,082.  The proceeds were used to fund:

•	Cablevision's repurchase of a portion of Cablevision's April 2009 Notes pursuant to the tender offer completed in March 2009 ($196,269);
•	Cablevision's repayment of the remaining outstanding balance of its April 2009 Notes upon their maturity ($303,731) (see Note 10);
•	Cablevision's dividends paid in 2009;

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

•	Cablevision's interest payments on certain of its senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

In 2008, CSC Holdings made distributions of $52,076 to Cablevision, which it used to fund dividend payments.  In addition, in 2008, CSC Holdings made advances to Cablevision aggregating $144,559.

Income (Loss) Per Common Share

Cablevision

Basic net income per common share for Cablevision is computed by dividing net income attributable to Cablevision shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision shareholders reflects the dilutive effects of stock options (including those held by Madison Square Garden employees), restricted stock (including shares held by Madison Square Garden employees) and restricted stock units.

A reconciliation of the denominator of the basic and diluted net income per share calculation for Cablevision for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(in thousands)

Basic weighted average shares outstanding	293,165	291,759

Effect of dilution:
Stock options	3,181	2,483
Restricted stock awards	5,534	4,202
Diluted weighted average shares outstanding	301,880	298,444

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period) totaling approximately 237,000 and 1,736,000 (which include Company options held by Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the years ended December 31, 2010 and December 31, 2009, respectively.

Since Cablevision generated a loss from continuing operations for the year ended December 31, 2008, the outstanding common stock equivalents during this period were excluded from the computation of diluted net loss per share as the impact would have been anti-dilutive.

CSC Holdings

Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is reported in the accompanying consolidated statements of total deficiency and comprehensive income (loss) consists of other gains and losses affecting deficiency or attributed net assets that, under U.S. generally accepted accounting principles ("GAAP"), are excluded from net income (loss).  The components of accumulated other comprehensive loss consist primarily of defined benefit plans and postretirement liability adjustments, net of income taxes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In 2010, the Company recorded a net non-cash gain to accumulated other comprehensive loss, net of income taxes, of $22,994 primarily reflecting a transfer of unrecognized actuarial losses and prior service credits to Madison Square Garden relating to Madison Square Garden sponsored plans, an increase in the discount rate at December 31, 2010, as well as an increase in fair value of the assets associated with certain of the Company's defined benefit plans.  Also, during 2010, the Company recognized a net reduction to the accumulated other comprehensive loss of $3,441, net of income taxes, primarily representing the amortization of previously recorded items in this account.

In 2009, the benefit obligation of certain of the Company's defined benefit pension plans exceeded the fair value of the plans' assets.  As a result, the Company recorded a non-cash charge to accumulated other comprehensive loss, net of income taxes, of $5,126.  This increase resulted primarily from the decline in the fair value of the assets associated with certain of the Company's defined benefit plans.  Also, during 2009, the Company recognized a reduction to the accumulated other comprehensive loss of $9,609, net of income taxes, (which included $9,567 relating to Madison Square Garden's defined benefit and postretirement plans) representing the amortization of previously recorded items in this account.

In 2008, the benefit obligation of certain of the Company's defined benefit pension plans exceeded the fair value of the plans' assets.  As a result, the Company recorded a non-cash charge to accumulated other comprehensive loss, net of income taxes, of $36,856.  This increase in the loss resulted primarily from the decline in the fair value of the assets associated with certain of the Company's defined benefit plans arising from the general equity market declines that occurred in 2008.  Also, during 2008, the Company recognized an increase to the accumulated other comprehensive loss of $1,026, net of income taxes, (including $985 relating to Madison Square Garden's defined benefit and postretirement plans) representing the amortization of previously recorded items in this account.

Share-Based Compensation

Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that are ultimately expected to vest.

For options and performance based option awards, Cablevision recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model using a straight-line amortization method.  For restricted shares and restricted stock units, Cablevision recognizes compensation expense using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.  For stock appreciation rights, Cablevision recognizes compensation expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model.

For CSC Holdings, share-based compensation expense is recognized in its statements of operations for the years ended December 31, 2010, 2009 and 2008 based on allocations from Cablevision.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2010, 2009 and 2008, or 10% or more of its consolidated net trade receivables at December 31, 2010 and 2009.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 3.	CASH FLOWS

During 2010, 2009 and 2008, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2010	2009	2008
Non-Cash Investing and Financing Activities:

Cablevision and CSC Holdings:
Continuing Operations:
Value of GE common stock exchanged in the acquisition of Sundance	$-	$-	$369,137
Redemption of collateralized indebtedness with related equity derivative contracts	23,226	78,398	55,644
Capital lease obligations	405	-	-
Leasehold improvements paid by landlord	554	361	913
Capitalized share-based compensation	620	794	-
Distribution of Madison Square Garden	1,115,873	-	-

Non-Cash Financing Activities of Cablevision:
Continuing Operations:
Dividends payable on unvested restricted share awards	4,261	3,941	1,294

Non-Cash Investing Activity of CSC Holdings:
Continuing Operations:
Contribution of 8% senior notes due 2012 from Cablevision	-	-	650,000
Gain on redemption of Cablevision notes held by Newsday Holdings LLC recognized in equity	87,090	-	-

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	736,188	706,229	755,810
Cash interest paid - continuing operations (CSC Holdings)	567,523	606,513	633,170
Cash interest paid - discontinued operations (Cablevision and CSC Holdings)	558	3,758	3,258
Income taxes paid, net - continuing operations (Cablevision and CSC Holdings)	36,608	19,245	13,473
Income taxes paid, net - discontinued operations (Cablevision and CSC Holdings)	-	(7)	(5)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 4.	TRANSACTIONS

2010 Transactions

Acquisition of Bresnan Cable

On December 14, 2010, BBHI Holdings LLC ("Holdings Sub"), BBHI Acquisition LLC ("Acquisition Sub") and CSC Holdings, each of which is a wholly-owned subsidiary of Cablevision, consummated the merger contemplated by the Agreement and Plan of Merger by and among Holdings Sub, Acquisition Sub, CSC Holdings, Bresnan Broadband Holdings, LLC ("Bresnan Cable") and Providence Equity Bresnan Cable LLC dated June 13, 2010 (the "Merger Agreement").  Acquisition Sub merged with and into Bresnan Cable, with Bresnan Cable being the surviving entity, and becoming a direct wholly-owned subsidiary of Holdings Sub and an indirect wholly-owned subsidiary of Cablevision and CSC Holdings.  The purchase price was $1,366,157 subject to final working capital and certain other adjustments.  The acquisition was financed using an equity contribution by CSC Holdings of $395,000 (which CSC Holdings borrowed under its revolving credit facility) and debt consisting of an undrawn $75,000 revolving credit facility, a $765,000 term loan facility and $250,000 8.0% senior notes due 2018.  For income tax purposes, the acquisition was treated as an asset acquisition with a full step-up in tax basis.

The Company accounted for the acquisition of Bresnan Cable in accordance with Accounting Standard Codification ("ASC") Topic 805.  The total estimated purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the estimated purchase price over those fair values was recorded as goodwill.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a preliminary purchase price allocation analysis.

The operating results of Bresnan Cable have been consolidated from the date of acquisition and are included in the Company's Telecommunications Services segment and the Company's Consumer Services reporting unit for goodwill impairment testing.

The following table provides the allocation of the estimated purchase price (excluding transaction costs of $8,924 which were expensed in 2010) of the assets acquired and liabilities assumed based on preliminary fair value information currently available, which is subject to change upon finalization:

	Estimated Useful Life
Accounts receivable		$4,755
Prepaid expenses and other assets		4,646
Property and equipment	2 to 26 years	499,804
Other amortizable intangibles	3 to 18 years	1,920
Customer relationships	9 years	211,350
Franchise costs	Indefinite-lived	508,380
FCC licenses	Indefinite-lived	4,232
Goodwill	Indefinite-lived	167,030
Accounts payable and accrued liabilities		(32,710)
Deferred revenue		(3,250)
Net assets acquired *		$1,366,157
______________
*	At December 31, 2010, approximately $9,656 of the purchase price had not been paid and is reflected as a liability on the Company's consolidated balance sheet.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Identification and allocation of value to the identified intangible assets was based on the acquisition method of accounting. The fair value of the identified intangible assets was estimated by performing a discounted cash flow ("DCF") analysis using the "income" approach. Significant judgments in the preliminary purchase price included the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises, identification of appropriate continuing growth rate assumptions and attributing the appropriate attrition factor for customer relationships.  The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.  This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk.

Estimates of fair value were determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables, average annual revenue per customer, number of homes passed, operating margin, market penetration as a percentage of homes passed, and determination of whether a premium or discount should be applied to comparables.

The estimates of expected useful lives take into consideration the effects of contractual relationships, customer attrition, eventual development of new technologies and market competition.

Revenues and loss from continuing operations before income taxes attributable to Bresnan Cable for the period from December 14, 2010 through December 31, 2010 amounted to approximately $22,135 and ($20,610), respectively which are included in the accompanying consolidated statement of operations.

Approximately $166,700 of goodwill recorded in connection with the Bresnan Cable acquisition is deductible for tax purposes.

The unaudited pro forma revenues, income from continuing operations, net income, income per share from continuing operations and net income per share for the years ended December 31, 2010 and 2009, as if the Bresnan acquisition had occurred on January 1, 2009, are as follows:

	Cablevision		CSC Holdings
	Years Ended December 31,
	2010	2009	2010	2009
Revenues	$7,653,178	$7,263,288	$7,653,178	$7,263,288
Income from continuing operations	$360,897	$225,987	$574,226	$331,638
Net income	$356,775	$261,825	$570,104	$367,476
Basic income per share from continuing operations	$1.23	$0.78
Basic net income per share	$1.22	$0.90
Diluted income per share from continuing operations	$1.20	$0.76
Diluted net income per share	$1.18	$0.88

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

2008 Transactions

Newsday

On July 29, 2008, CSC Holdings and Tribune Company completed a series of transactions contemplated by the Formation Agreement, dated May 11, 2008, to form Newsday Holdings LLC and Newsday LLC, new limited liability companies that operate the Company's newspaper publishing business.  The newspaper publishing business ("Newsday Media Group") includes the Newsday daily newspaper which is primarily distributed on Long Island, New York and in the New York metropolitan area.  The Newsday Media Group also includes (i) amNew York, a free daily newspaper distributed in New York City, (ii) Star Community Publishing Group which is the Northeast's largest group of weekly shopper publications, (iii) Island Publications which produces targeted lifestyle magazines and selected tourism and business to business publications (through December 2008 when operations were shut down), and (iv) online websites including newsday.com and exploreLI.com.

On the closing date, Tribune Company, through its subsidiaries, contributed substantially all of the assets and liabilities of the Newsday Media Group to Newsday Holdings LLC, which in turn contributed such assets to Newsday LLC, its wholly-owned subsidiary, and CSC Holdings, through its subsidiary NMG Holdings, Inc., contributed approximately $682,000 aggregate principal amount of newly-issued 8% senior notes due 2012 of Cablevision with an approximate fair value of $650,000 to Newsday Holdings LLC (the "Newsday Transaction").  CSC Holdings issued approximately 1.2 million shares of common stock to Cablevision in consideration for its contribution of the newly-issued 8% senior notes due 2012. In 2010, Cablevision redeemed the senior notes held by Newsday Holdings LLC for $758,968.  Newsday Holdings LLC received $487,500 aggregate principal amount of Cablevision 7-3/4% senior notes due 2018 and $266,217 aggregate principal amount of Cablevision 8% senior notes due 2020, plus accrued interest.

Also, on July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility (see Note 10) and distributed cash of $612,000 on behalf of Newsday Holdings LLC to Tribune Company in connection with Tribune Company's contribution of the net assets of the Newsday Media Group and $18,000 for prepaid rent from the proceeds of that financing.  The remaining $20,000 was used by Newsday LLC for working capital purposes.  In addition, CSC Holdings provided $35,000 in additional funds to Newsday LLC, through a contribution to Newsday Holdings LLC, to pay certain transaction costs.  As a result of these transactions, CSC Holdings, through its subsidiary NMG Holdings, Inc. owns approximately 97.2% of the equity in Newsday Holdings LLC and Tribune Company, through a wholly-owned subsidiary, owns approximately 2.8% of the equity in Newsday Holdings LLC, which owns the Cablevision senior notes with an aggregate principal amount of approximately $682,000 and the Newsday Media Group business through its 100% ownership of Newsday LLC.

In connection with the formation of Newsday Holdings LLC and Newsday LLC, CSC Holdings and Tribune Company entered into a Tax Matters Agreement pursuant to which, among other things, CSC Holdings has agreed that it will indemnify Tribune Company for certain taxes incurred by Tribune Company if, prior to January 1, 2018, Newsday Holdings LLC and Newsday LLC sell or otherwise dispose of the Newsday Media Group business contributed by Tribune Company or fail to maintain outstanding indebtedness in specified minimum amounts over time (reducing to $320,000 from the ninth anniversary of closing through January 1, 2018).

At any time after the tenth anniversary of the closing of the transaction and prior to the thirteenth anniversary of the closing, CSC Holdings will have the right to purchase Tribune Company's entire interest in Newsday Holdings LLC.  At any time after the thirteenth anniversary of the closing and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings LLC.  In either case, the purchase price will be the fair value of the interest at that time.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Newsday Holdings LLC and Newsday LLC are part of the Company's Unrestricted Group and are included in the Other segment for financial reporting purposes.

The Company accounted for the Newsday Transaction under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  The total estimated purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the estimated purchase price over those fair values was recorded as goodwill.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a purchase price allocation analysis.  The results of Newsday's operations have been included in the consolidated financial statements from the date of the transaction in the Other segment.

For income tax purposes, Newsday Holdings LLC is treated as a partnership.  The Company determines deferred taxes with regard to investments in partnerships based on the difference between the outside tax basis and the investment account balance; this is commonly referred to as the "outside basis difference."  Upon consummation of the transaction, the Company received a 97.2% interest in Newsday Holdings LLC.  At the time of this transaction there was no outside basis difference and, therefore, no corresponding deferred tax asset or liability was recognized as an adjustment to the purchase price.  Although the Newsday Transaction did not result in a step up of the tax basis of Newsday assets, through special partnership allocations, the Company will receive tax deductions generally equivalent in amount to the deductions that would have resulted from a step up in tax basis.

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
______________
See Note 6 regarding impairment charges recognized for Newsday relating to trademarks, other long-lived assets and goodwill as of December 31, 2010, 2009 and 2008.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The unaudited pro forma revenues, loss from continuing operations, net loss, loss per share from continuing operations and net loss per share for the year ended December 31, 2008, as if the Newsday Transaction had occurred on January 1, 2007, are as follows:

	Cablevision	CSC Holdings
	2008	2008
Revenues	$6,575,816	$6,575,816
Loss from continuing operations	$(251,341)	$(138,568)
Net loss	$(245,175)	$(132,402)
Basic and diluted loss per share from continuing operations	$(0.87)
Basic and diluted net loss per share	$(0.84)

Sundance Channel L.L.C.

On June 16, 2008, certain wholly-owned subsidiaries of Rainbow Media Holdings completed transactions which resulted in the 100% acquisition of Sundance Channel L.L.C. ("Sundance") from General Electric Company's NBC Universal, CBS Corporation's Showtime Networks ("CBS"), an entity controlled by Robert Redford and an entity controlled by another individual.  The purchase price of $472,464 was paid through an exchange of 12,742,033 shares of common stock of General Electric Company held by certain subsidiaries of Rainbow Media Holdings valued, based on the closing price at the acquisition date, at $369,137, and a net cash payment of $103,327.  The aggregate purchase price for financial statement purposes including the effect of working capital adjustments of $3,189 and closing costs, and excluding $87,716 of net deferred tax adjustments as described below, of $482,416, is lower than the contractual purchase price of $496,000, (prior to customary working capital adjustments, closing costs of $6,763, and deferred tax adjustments) because the General Electric common stock was valued in accordance with the acquisition agreement on the basis of a trailing average price, which was higher than the closing price of the General Electric common stock at the acquisition date.  In the first transaction, General Electric received all of the General Electric common stock held by certain subsidiaries of Rainbow Media Holdings, and the Rainbow Media Holdings subsidiaries received a 100% interest in a newly formed subsidiary of General Electric, which held cash and General Electric's ownership interest in Sundance.  In subsequent transactions, this newly formed subsidiary used the cash contributed to it by General Electric and additional cash contributions by the Company to purchase the remaining interests in Sundance.

Prior to the Sundance acquisition, the outstanding monetization contracts held by subsidiaries of Rainbow Media Holdings covering the General Electric common stock exchanged in the transaction were terminated, the associated collateralized indebtedness was settled and, accordingly, the General Electric common stock was no longer pledged to support that indebtedness.  The subsidiaries of Rainbow Media Holdings that were parties to these contracts paid the counterparties an aggregate of $368,097 to settle the monetization contracts.  To fund the $368,097 of cash payments required to settle the monetization contracts and to fund the $103,327 net cash acquisition payment, the Company borrowed $210,000 under its Rainbow National Services LLC ("RNS") revolving credit facility and used cash on hand for the remaining amount.

The Company accounted for the acquisition of Sundance under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141.  The total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the purchase price over those fair values was recorded as goodwill.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a purchase price allocation analysis.  As a result of the non-taxable transfer of the General Electric common stock and the settlement of the related monetization contracts in connection with the acquisition, the purchase price and resulting purchase price allocation were reduced by the related net deferred tax effects of $87,716 to $394,700.  The results of Sundance's operations have been included in the consolidated financial statements from the date of acquisition and are included in the Company's Rainbow segment and is a separate reporting unit for goodwill impairment testing.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table provides the allocation of the purchase price to the assets acquired and liabilities assumed:

	Estimated Useful Life
Cash		$3,056
Accounts receivable		13,371
Prepaid expenses and other assets		30,102
Affiliation agreements and affiliate relationships	4 to 25 years	314,200
Advertiser relationships	3 years	12,700
Trademarks	Indefinite-lived	19,900
Goodwill	Indefinite-lived	28,931
Accounts payable and accrued expenses		(11,316)
Other liabilities		(16,244)

Net assets acquired(1)		$394,700
______________
(1)
Net of $87,716 of deferred tax effects which were recorded as a result of the expected tax-free disposition of the General Electric common stock and the settlement of the related monetization contracts thereon described above.  The deferred tax impact was comprised of (i) the reversal of a deferred tax liability of $136,581 on the unrealized tax gain with respect to the investment in General Electric common stock, (ii) an unrecognized tax benefit of $53,132 associated with an uncertain tax position of $53,132 that was primarily related to certain previously recognized deferred tax assets and (iii) $4,267 of deferred tax assets relating to future deductible temporary differences.

4Connections LLC

In October 2008, Optimum Lightpath completed the acquisition of 4Connections LLC for a purchase price of $49,631 which was funded by cash on hand.  This acquisition expanded Optimum Lightpath's ability to offer advanced Ethernet-based data and Internet voice products to businesses in the New Jersey region.

NOTE 5.	RESTRUCTURING EXPENSE

In December 2008, the Company decided to discontinue funding the domestic programming business of VOOM HD Holdings LLC ("VOOM HD").  In connection with this decision the Company has recorded restructuring expense (credits) in 2008, 2009 and 2010.  In addition, Newsday has recorded restructuring expense (credits) in connection with its restructuring plans.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the VOOM HD and Newsday restructuring expense (credits) recognized during 2008, 2009 and 2010:

	Employee Severance	Facility Realignment Costs	Contractual Program Rights		Other Costs	Total

Charges incurred - VOOM HD	$5,711 (a)	$-	$40,974	(b)	$110	$46,795
Charges incurred- Newsday	5,181 (c)	528	-		1,516	7,225
Write-down of assets	-	-	(40,974	)(b)	(1,545)	(42,519)
Payments	(15)	(2)	-		-	(17)
Restructuring liability at December 31, 2008	10,877	526	-		81	11,484
Charges incurred - VOOM HD	579	-	4,572	(d)	11	5,162
Charges incurred- Newsday	3,401	3,048	-		47	6,496
Write-down of assets and other adjustments	-	(2,138)	(1,712)		(10)	(3,860)
Payments	(11,232)	(531)	(2,390)		(71)	(14,224)
Restructuring liability at December 31, 2009	3,625	905	470		58	5,058
Credits recognized - VOOM HD	(249)	-	(1,969	)(d)	-	(2,218)
Charges (credits) incurred- Newsday	(71)	262	-		(3)	188
Other adjustments	22	-	2,048		-	2,070
Payments	(3,138)	(1,167)	(549)		-	(4,854)
Restructuring liability at December 31, 2010	$189	$-	$-		$55	$244
______________
(a)	Employee severance related to the elimination of 128 positions at VOOM HD.
(b)	Impairment charge related to certain contractual program rights assets that had no future usefulness and could no longer be exploited at VOOM HD or on any other programming subsidiary of the Company.
(c)
Employee severance related to the elimination of 106 positions, primarily in the operations, editorial, sales and advertising departments of the Newsday business and positions at Island Publications which was shut down in December 2008.

(d)	Represents unfavorable (favorable) negotiated settlements of contractual obligations with vendors.

In addition to the charges (credits) included in the table above, the Company recorded net restructuring credits of $246, $930 and $4,137 in 2010, 2009 and 2008, respectively, primarily relating to changes to the Company's previous estimates recorded in connection with the Company's 2001, 2002 and 2006 facility realignment plans.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 6.	IMPAIRMENT CHARGES

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each year or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the continuing deterioration of values in the newspaper industry and the greater than anticipated economic downturn and its current and anticipated impact on Newsday's advertising business, the Company determined that a triggering event had occurred and the Company tested indefinite-lived intangibles, long-lived assets and goodwill for impairment as of December 31, 2010, 2009 and 2008 (the "interim testing dates").

The Company determined the fair value of Newsday based on a combination of the estimated fair market values determined under the income approach and the market approach.  The income approach utilizes a discounted cash flow valuation methodology, which requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows including the cash flows generated from synergies from a market participant's point of view, and the amount and timing of expected future cash flows, including expected cash flows beyond the Company's current long-term business planning period.  The market approach measures fair value using market multiples of various financial measures compared to a set of comparable public companies taking into consideration synergies a market participant may generate.  The market approach requires significant judgments determining comparable market multiples.  The estimated fair values of Newsday's indefinite-lived intangibles, which relate primarily to the trademarks associated with the newspaper mastheads, were based on discounted future cash flows calculated utilizing the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

The Company's impairment analysis of Newsday as of December 31, 2008 resulted in pre-tax impairment charges of $59,522, $8,199 and $333,159 related to indefinite-lived intangibles, certain long-lived intangible assets and goodwill, respectively, originally recorded by the Company in conjunction with its acquisition of Newsday on July 29, 2008 (see Note 4).  The net $400,880 pre-tax impairment charges recorded in 2008 are included in depreciation and amortization (including impairments) in the Other segment and the Company recognized an income tax benefit of $164,080, in addition to the allocation of such pre-tax impairment charges to the noncontrolling interest owner's basis in those assets.

The Company's impairment analysis as of December 31, 2010 and 2009 resulted in pre-tax impairment charges of $7,800 and $2,000, respectively, related to the excess of the carrying value over the estimated fair value of certain indefinite-lived intangibles.  These pre-tax impairment charges are included in depreciation and amortization (including impairments) in the Other segment.

As part of its periodic review of expected usefulness of program rights, the Company recorded an impairment loss of $1,122 and $7,778 in 2010 and 2009, respectively.  The loss represents primarily the write-off of the carrying value of certain program rights of the Company's Rainbow segment and are included in technical and operating expense.  See Note 5 for programming impairments recorded in 2009 and 2008 as a component of restructuring expense in connection with the Company's decision to discontinue the domestic programming operations of VOOM HD.

In addition, the Company recorded impairment charges of $1,803, $1,436 and $16,105 in 2010, 2009 and 2008, respectively, included in depreciation and amortization.  The charges in 2010 and 2009 relate primarily to certain other long-lived assets related to the Company's theater operations and Newsday in the Other segment.  The charges in 2008 related primarily to the write-off of deferred carriage fees of $15,034 at VOOM HD after DISH Network, LLC, formerly a subsidiary of EchoStar Communications Corporation ("DISH Network") ceased the distribution of VOOM in May 2008.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 7.	DISCONTINUED OPERATIONS

On February 9, 2010, the Company completed the MSG Distribution (see Note 1).  As a result, the operating results of the Company's Madison Square Garden segment through the date of the MSG Distribution, as well as transaction costs, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  No gain or loss was recognized in connection with the MSG Distribution. Operating results of discontinued operations for the period from January 1, 2010 through February 9, 2010 and for the years ended December 31, 2009 and December 31, 2008 are summarized below:

January 1, 2010 through February 9, 2010
Madison Square Garden

Revenues, net	$131,695

Income before income taxes	$7,090
Income tax expense(a)	(11,212)

Loss from discontinued operations, net of income taxes	$(4,122)
______________
(a)	Income tax expense includes $7,368 resulting from the non-deductibility of certain transaction costs associated with the MSG Distribution.

	Year Ended December 31, 2009
	Madison Square Garden	Other	Total

Revenues, net	$925,975	$-	$925,975

Income (loss) before income taxes	$64,889	$(31)	$64,858
Income tax benefit (expense)	(29,033)	13	(29,020)
Income (loss) from discontinued operations, net of income taxes	$35,856	$(18)	$35,838

	Year Ended December 31, 2008
	Madison Square Garden	Other	Total

Revenues, net	$910,264	$-	$910,264

Income (loss) before income taxes	$13,028	$(1,601)	$11,427
Income tax benefit (expense)	(5,916)	655	(5,261)
Income (loss) from discontinued operations, net of income taxes	$7,112	$(946)	$6,166

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The assets and liabilities of Madison Square Garden have been classified in the consolidated balance sheet as of December 31, 2009 as assets and liabilities distributed to shareholders/member in 2010 and consist of the following:

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

Costs incurred in the construction of the Company's cable television system, including line extensions to, and upgrade of, the Company's hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10-25 years), and headend facilities (4-25 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2010	2009	Useful Lives

Customer equipment	$2,293,637	$2,051,840	3 to 5 years
Headends and related equipment	1,024,480	830,223	4 to 25 years
Central office equipment	655,953	606,481	5 to 10 years
Infrastructure	5,559,109	5,135,858	3 to 25 years
Equipment	1,423,779	1,348,610	2 to 14 years
Construction in progress (including materials and supplies)	68,138	68,528
Furniture and fixtures	176,143	173,293	3 to 12 years
Transportation equipment	196,631	196,665	4 to 18 years
Buildings and building improvements	246,845	225,131	10 to 40 years
Leasehold improvements	479,719	472,906	Term of lease
Land	27,902	18,784
	12,152,336	11,128,319
Less accumulated depreciation and amortization	(8,721,769)	(8,154,738)
	$3,430,567	$2,973,581

See Note 4 for a discussion of property, plant and equipment acquired in connection with the Bresnan Cable acquisition in December 2010.

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2010, 2009 and 2008 amounted to $879,555, $920,367 and $944,509 (including impairments of $1,803, $1,436 and $1,071 in 2010, 2009 and 2008), respectively.

At December 31, 2010 and 2009, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2010	2009

Equipment	$58,293	$58,387
Less accumulated amortization	(26,422)	(23,127)
	$31,871	$35,260

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 9.	INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2010 and 2009:

	December 31,		Estimated
	2010	2009	Useful Lives

Gross carrying amount of affiliation, broadcast and other agreements
Affiliation agreements and affiliate relationships	$913,373	$913,373	4 to 25 years
Broadcast rights and other agreements	30,381	30,381	10 years
	943,754	943,754
Accumulated amortization
Affiliation agreements and affiliate relationships	(567,909)	(496,409)
Broadcast rights and other agreements	(30,381)	(30,381)
	(598,290)	(526,790)
Affiliation, broadcast and other agreements, net of accumulated amortization	$345,464	$416,964

Gross carrying amount of other amortizable intangible assets
Customer relationships	$256,663	$45,229	7 to 18 years
Advertiser relationships	137,017	137,017	3 to 10 years
Other amortizable intangibles	62,859	65,689	3 to 28 years
	456,539	247,935
Accumulated amortization
Customer relationships	(16,677)	(9,036)
Advertiser relationships	(94,858)	(75,353)
Other amortizable intangibles	(33,442)	(31,414)
	(144,977)	(115,803)
Other amortizable intangible assets, net of accumulated amortization	$311,562	$132,132

Indefinite-lived intangible assets
FCC licenses and other intangibles	$10,595	$6,913
Trademarks	76,200	84,000
Other indefinite-lived intangible assets	$86,795	$90,913

Affiliation, broadcast and other agreements, net of accumulated amortization	$345,464	$416,964
Other amortizable intangible assets, net of accumulated amortization	311,562	132,132
Indefinite-lived cable television franchises	1,240,228	731,848
Other indefinite-lived intangible assets	86,795	90,913
Goodwill	525,240	358,210

Total intangible assets, net	$2,509,289	$1,730,067

Aggregate amortization expense
Years ended December 31, 2010 and 2009 (excluding impairment charges of $7,800 and $2,000, respectively)	$106,192	$100,545

Estimated amortization expense
Year ending December 31, 2011	$137,323
Year ending December 31, 2012	115,313
Year ending December 31, 2013	74,891
Year ending December 31, 2014	45,719
Year ending December 31, 2015	40,089

See Note 4 for a discussion of intangible assets acquired in connection with the Bresnan Cable acquisition in December 2010.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Tele-communications Services		Rainbow		Other		Total
Gross goodwill as of December 31, 2008	$255,300		$88,524		$353,418		$697,242
Accumulated impairment losses as of December 31, 2008	-		(5,343)		(334,058	) (a)	(339,401)
	255,300		83,181		19,360		357,841
Adjustments to preliminary purchase price allocations	477	(b)	(89	)(c)	(100)		288
Other acquisitions	-		81	(d)	-		81
Gross goodwill as of December 31, 2009	255,777		88,516		353,318		697,611
Accumulated impairment losses as of December 31, 2009	-		(5,343)		(334,058	) (a)	(339,401)
	255,777		83,173		19,260		358,210
Preliminary purchase price allocation related to the Bresnan Cable acquisition	167,030		-		-		167,030
Gross goodwill as of December 31, 2010	422,807		88,516		353,318		864,641
Accumulated impairment losses as of December 31, 2010	-		(5,343)		(334,058	) (a)	(339,401)
	$422,807		$83,173		$19,260		$525,240
______________
(a)	Relates primarily to the Newsday impairment charge recognized in 2008.
(b)	Adjustment to purchase accounting related to the acquisition of 4Connections LLC which is included in the Optimum Lightpath reporting unit.
(c)	Adjustment relates to the Sundance Channel reporting unit.
(d)	Addition relates to the AMC reporting unit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 10.	DEBT

Credit Facility Debt

The following table provides details of the Company's outstanding credit facility debt:

	Maturity	Weighted Average Interest Rate at December 31,	Carrying Value at December 31,
	Date	2010	2010	2009
Restricted Group:
Revolving loan facility(a)	February 24, 2012	1.01%	$77,990	$-
Extended revolving loan facility	March 31, 2015	2.51%	617,010	50,000
Term A-1 loan facility	February 24, 2012	1.01%	69,016	650,000
Term A-3 extended loan facility	March 31, 2015	2.51%	449,259	-
Term B loan facility	March 29, 2013	2.01%	324,254	2,210,994
Term B-2 extended loan facility	March 29, 2016	3.51%	1,145,728	1,157,756
Term B-3 extended loan facility	March 29, 2016	3.26%	1,665,855	-
Restricted Group credit facility debt			4,349,112	4,068,750
Rainbow National Services:
Term A loan facility	June 30, 2013	1.26%	425,000	450,000
Revolving loan facility (b)	June 30, 2012	1.26%	50,000	130,000
Incremental revolving loan facility(b)	June 30, 2012	-	-	-
Rainbow National Services credit facility debt			475,000	580,000
Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	757,398	-
Revolving loan facility(c)	December 14, 2015	-	-	-
Bresnan Cable credit facility debt			757,398	-
Newsday:
Fixed term rate loan facility	August 1, 2013	10.50%	525,000	525,000
Floating term rate loan facility	August 1, 2013	6.54%	125,000	125,000
Newsday credit facility debt			650,000	650,000
Total credit facility debt			$6,231,510	$5,298,750
______________
(a)
At December 31, 2010, $58,372 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $659,081 of the revolving loan facilities was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
Total undrawn revolver commitments at December 31, 2010 consist of $250,000 under the original revolver and another $280,000 under an Incremental Revolver, which are available to be drawn to meet the net funding and investment requirements of RNS.

(c)
At December 31, 2010, $350 of the revolving credit facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,650 of the revolver was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

See Note 11 for details relating to interest rate swap contracts outstanding at December 31, 2010.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Restricted Group Credit Facility

On April 13, 2010, CSC Holdings and certain of its subsidiaries (the "Restricted Subsidiaries") entered into an amended credit agreement (the "Credit Agreement"), providing for (i) an amendment and restatement of the credit agreement, dated as of February 24, 2006, as first amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010, and (ii) an amendment to the Incremental Term Supplement, dated as of March 29, 2006 and amended as of May 27, 2009.

Among other things, the Credit Agreement provides for the specific mechanics of extending, from time to time, the revolving credit commitments, term A loans, incremental term loans and any additional facility commitments or additional facility loans, as applicable, with the terms of such extended facility to be documented at the time of such extension in an extended facility agreement.  Under the terms of the Credit Agreement, CSC Holdings entered into three extended facilities as of April 13, 2010, as follows:

•
an extended revolving credit facility agreement (the "Extended Revolving Credit Facility") that provided for the extension of the availability period for lenders holding approximately $820,000 of revolving credit commitments under CSC Holdings' $1,000,000 Revolving Credit Facility to March 31, 2015.  Lenders under the Extended Revolving Credit Facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the Extended Revolving Credit Facility, based upon the cash flow ratio applicable from time to time.  In addition, revolving credit lenders with revolving credit commitments in the aggregate amount of $412,000 executed joinders to the Credit Agreement agreeing to provide increased revolving credit commitments with an availability period expiring on March 31, 2015.

•
an extended term A facility agreement (the "extended term A facility") that provided for the extension of the maturity date for lenders holding approximately $480,000 of loans under CSC Holdings' existing $650,000 Term A facility, at the time of the launch of the transaction, to March 31, 2015.  Lenders under the extended term A facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the extended term A facility, based upon the cash flow ratio applicable from time to time.

•
an extended incremental term facility agreement (the "term B-3 extended loan facility") that provided for the extension of the maturity date for lenders holding approximately $1,678,000 under CSC Holdings' existing $2,200,000 incremental term facility, at the time of the launch of the transaction, to March 29, 2016.  Lenders under the term B-3 extended loan facility are entitled to an extension fee payment of 1.25% per annum of the outstanding loans under the term B-3 extended loan facility.

On June 30, 2010, the availability period for $20,000 of revolving credit commitments under CSC Holdings' Revolving Credit Facility was extended to March 31, 2015 and the maturity date of $4,786 of loans under CSC Holdings' existing term A facility was extended to March 31, 2015.

The revolver has no required interim repayments.  The term A-1 loan facility requires quarterly repayments of approximately $17,254 in 2011.  The extended term A facility is subject to quarterly repayments of approximately $12,142 through March 2012, approximately $18,213 beginning in June 2012 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The term B loan facility is subject to quarterly repayments of approximately $851 through March 2012 and approximately $80,000 beginning on June 30, 2012 through its maturity date in March 2013.  The term B-2 extended loan facility is subject to quarterly repayments of approximately $3,007 through December 2015 and a final payment of approximately $1,085,585 upon maturity in March 2016.  The term B-3 extended loan facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B loan facility.  In addition, in December 2010, the Company utilized $395,000 of its revolver commitments to make a $395,000 equity contribution in Bresnan Cable.

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

The principal financial covenants for the Restricted Group credit facility are summarized below:

	Maximum Total Leverage to Cash Flow(a)	Maximum Senior Secured Leverage to Cash Flow(a)	Minimum Ratio of Cash Flow to Interest Expense(a)	Minimum Ratio of Cash Flow Less Cash Taxes to Total Debt(a)

Revolving loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Extended revolving loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-1 loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-3 extended loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term B loan facility(b)	5.0	4.5	n/a	n/a
Term B-2 extended loan facility(b)	5.0	4.5	n/a	n/a
Term B-3 extended loan facility(b)	5.0	4.5	n/a	n/a
______________
(a)	As defined in each respective credit facility.
(b)	Incurrence based only.

These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit CSC Holdings' ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the revolving credit facility, the extended revolving loan facility, the term A-1 loan facility, the term A-3 extended loan facility, the term B loan facility, the term B-2 extended loan facility, and the term B-3 extended loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 loan facility).  CSC Holdings' ability to make restricted payments is also limited by provisions in the term B loan facility, term B-2 extended loan facility, term B-3 extended loan facility, and the indentures covering CSC Holdings' notes and debentures.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2010.

CSC Holdings is obligated to pay fees of 0.25% to 0.50% per annum based on undrawn revolver commitment balances.

RNS Credit Facility

RNS, an indirect wholly-owned subsidiary of CSC Holdings, has a credit facility (the "RNS Credit Facility") providing for an $800,000 senior secured facility which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  There are no commitments from the lenders to fund an incremental facility other than the $280,000 incremental revolver supplement ("Incremental Revolver") entered into on June 3, 2008 discussed below.  Whenever incremental facilities are established, RNS and the lenders must enter into a supplement to the RNS Credit Facility with terms and conditions that are no more restrictive than those of the RNS Credit Facility.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC ("RPH"), the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).

Borrowings under the RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the RNS Credit Facility)), or the Eurodollar Rate (as defined in the RNS Credit Facility).  The interest rate under the RNS Credit Facility varies, depending on RNS' cash flow ratio (as defined in the RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.

The borrowings under the RNS Credit Facility may be repaid without penalty at any time.  The term A loan is to be repaid in quarterly installments of $12,500 in 2011 and 2012, and $162,500 beginning on March 31, 2013 through its maturity date in June 2013.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

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

RNS was in compliance with all of its financial covenants under its credit agreement as of December 31, 2010.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

RNS is obligated to pay fees of 0.375% per annum on any undrawn revolver commitment.

RNS Incremental Revolver

On June 3, 2008, RNS entered into an Incremental Revolver whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit Facility.  RNS is obligated to pay fees of 0.375% per annum on any undrawn portion of the Incremental Revolver commitment balance.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver at December 31, 2010.

Newsday LLC Credit Facility

Newsday LLC's senior secured credit facility is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.  Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes held by Newsday Holdings LLC.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.

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

On October 28, 2009, Newsday LLC entered into an amendment to its credit facility that provides for:  (a) the replacement of a 1.1 to 1 consolidated interest coverage ratio covenant with the $25,000 minimum liquidity covenant described above, (b) an increase in the interest rate applicable for the $525,000 fixed rate term loan facility from 9.75% to 10.50%, (c) an increase in the interest rate margin applicable to the $125,000 floating rate term loan facility from 5.50% to 6.25% and (d) increases in the prepayment premiums applicable to repayments of term loans prior to maturity.  Newsday LLC paid each consenting lender a one-time fee equal to 0.25% of the lender's commitment.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of December 31, 2010.

In connection with the Newsday LLC credit facility, the Company incurred deferred financing costs of $1,621 in 2009, which are being amortized to interest expense over the five year term of the credit facility.

Bresnan Cable Credit Facility

Bresnan Cable has a $840,000 senior secured credit facility which is comprised of two components: a $765,000 term loan facility and a $75,000 revolving credit facility (collectively, the "Bresnan Credit Agreement").  In connection with the financing of the Bresnan acquisition, the full $765,000 amount of the term loan facility was drawn, net of an original issue discount of approximately $7,700. The revolving credit facility, which includes a $25,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans, was not drawn in connection with the transaction. Such revolving credit facility is expected to be available to provide for ongoing working capital requirements and for other general corporate purposes of Bresnan Cable and its subsidiaries.

Borrowings under the Bresnan Credit Agreement bear interest at a floating rate, which at the option of Bresnan Cable may be either 2.0% over a floating base rate or 3.0% over an adjusted LIBOR rate, subject to a LIBOR floor of 1.50%. The Bresnan Credit Agreement requires Bresnan Cable to pay a commitment fee of 0.75% in respect of the average daily unused commitments under the revolving credit facility. Bresnan Cable is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Bresnan Credit Agreement.

All obligations under the Bresnan Credit Agreement are guaranteed by Holdings Sub (the direct parent of Bresnan Cable) and each of Bresnan Cable's existing and future direct and indirect domestic subsidiaries that are not designated as unrestricted subsidiaries in accordance with the Bresnan Credit Agreement (the "Guarantors"). All obligations under the Bresnan Credit Agreement, including the guarantees of those obligations, will be secured by certain assets of the Bresnan Cable and the Guarantors, including a pledge of the equity interests of Bresnan Cable.

Bresnan Cable may voluntarily prepay outstanding loans under the Bresnan Credit Agreement at any time after December 14, 2011, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans, if applicable). On or prior to December 14, 2011, if Bresnan Cable makes a prepayment of term loans in connection with certain refinancing transactions, Bresnan Cable must pay a prepayment premium of 1% of the amount of term loans prepaid.

With certain exceptions, Bresnan Cable is required to make mandatory prepayments in certain circumstances, including (i) a specified percentage of excess cash flow beginning in 2012 depending on its cash flow ratio, (ii) from the net cash proceeds of certain sales of assets (subject to reinvestment rights), (iii) from casualty insurance and/or condemnation proceeds, and (iv) upon the incurrence of certain indebtedness.

The Bresnan Credit Agreement contains customary affirmative and negative covenants and also requires Bresnan Cable to comply with the following financial covenants:  (i) a maximum ratio of total indebtedness to operating cash flow of 8.00:1 decreasing to 5.00:1 on and after March 31, 2014; (ii) a minimum ratio of operating cash flow to interest expense of 2.00:1 increasing to 2.75:1 on and after March 31, 2014, and (iii) minimum liquidity of $25,000. In connection with the Bresnan Credit Agreement, the Company incurred deferred financing costs of $20,542, which are being amortized to interest expense over the term of the credit agreement.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Senior Notes and Debentures

The following table summarizes the Company's senior notes and debentures:

	Date	Maturity		Face	Carrying Amount at December 31,
Issuer	Issued	Date	Rate	Amount	2010	2009

CSC Holdings(a)	March 2001	April 2011	7.625%	1,000,000	$325,773	$325,665
CSC Holdings(b)	April 2004	April 2012	6.75%	500,000	244,617	244,617
CSC Holdings(b)	January 2009	April 2014	8.50%	844,000	779,631	764,091
CSC Holdings(b)(c)	June 2008	June 2015	8.50%	500,000	500,000	500,000
CSC Holdings(a)	February 1998	February 2018	7.875%	300,000	298,779	298,607
CSC Holdings(a)	July 1998	July 2018	7.625%	500,000	499,812	499,788
CSC Holdings(b)	February 2009	February 2019	8.625%	526,000	503,893	502,141
RNS(e)	August 2004	September 2012	8.75%	300,000	299,552	299,283
Bresnan Cable(d)	December 2010	December 2018	8.00%	250,000	250,000	-
					3,702,057	3,434,192

Cablevision(b)	April 2004	April 2012	8.00%	1,000,000	26,825	1,000,000
Cablevision(b)	September 2009	September 2017	8.625%	900,000	888,863	887,691
Cablevision(b)	April 2010	April 2018	7.75%	750,000	750,000	-
Cablevision(b)	April 2010	April 2020	8.00%	500,000	500,000	-
					$5,867,745	$5,321,883
______________
(a)	These notes are not redeemable by the Company prior to maturity.
(b)	The Company may redeem some or all of the Notes at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.
(c)
The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.250% of face value at any time on or after June 15, 2012, 102.125% on or after June 15, 2013, and 100% on or after June 15, 2014.  The proceeds of these notes were used to repay the CSC Holdings $500,000 aggregate principal amount of 7-1/4% senior notes which matured in July 2008.

(d)
At any time prior to December 15, 2013, the Company may redeem some or all of the Notes at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.  Beginning on or after December 15, 2013, the Company may redeem some or all of the Notes at a redemption price equal to 106% declining annually to 100% beginning on December 15, 2016.

(e)	The senior notes are redeemable by the Company prior to maturity, in whole or in part, at any time, at a redemption price equal to 100% of face value.

The table above excludes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday at December 31, 2010 and the $682,000 principal amount of Cablevision 8% senior notes held by Newsday at December 31, 2009, which are eliminated in the consolidated balance sheets of Cablevision.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Issuance of Debt Securities

Cablevision Notes

On September 23, 2009, Cablevision issued $900,000 aggregate principal amount of 8-5/8% senior notes due September 15, 2017.  These notes are senior unsecured obligations and are not guaranteed by any of Cablevision's subsidiaries.  Gross proceeds from the issuance were approximately $887,364 after giving effect to the original issue discount of approximately $12,636.  The net proceeds were used in connection with the September 2009 tender offers discussed below.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $19,021, which are being amortized to interest expense over the term of the senior notes.

On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of 7-3/4% senior notes due April 15, 2018 and $500,000 aggregate principal amount of 8% senior notes due April 15, 2020 in a registered public offering. These senior notes are Cablevision's senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  The Company used the net proceeds of the offering to repurchase the April 2012 Notes (as defined below) in the tender offer Cablevision commenced on April 12, 2010 discussed below and for general corporate purposes.  In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $26,481, which are being amortized to interest expense over the term of these senior notes.

CSC Holdings Notes

On January 13, 2009, CSC Holdings issued $844,000 aggregate principal amount of 8-1/2% senior notes due April 15, 2014.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings' subsidiaries.  Gross proceeds from the issuance were approximately $750,189, after giving effect to the original issue discount of approximately $93,811.  The proceeds were used in connection with the February 2009 tender offers discussed below and to fund a distribution to Cablevision that was used by Cablevision to repay a portion of the Cablevision floating rate senior notes due April 1, 2009 ("April 2009 Notes").  In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $16,434, which are being amortized to interest expense over the term of the senior notes.

On February 12, 2009, CSC Holdings issued $526,000 aggregate principal amount of 8-5/8% senior notes due February 15, 2019.  These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings' subsidiaries.  Gross proceeds from the issuance were approximately $500,731 after giving effect to the original issue discount of approximately $25,269.  The proceeds were used in connection with the February 2009 tender offers discussed below and to repay a portion of the outstanding $500,000 aggregate principal amount of Cablevision's April 2009 Notes.  In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $10,832, which are being amortized to interest expense over the term of the senior notes.

Bresnan Cable Notes

On December 14, 2010, in connection with the financing of the Bresnan acquisition, BBHI Acquisition LLC, a wholly-owned subsidiary of the Company, issued $250,000 aggregate principal amount of 8% senior notes due December 15, 2018 (the "Bresnan Notes"). The Bresnan Notes are guaranteed by all of Bresnan Cable's (the successor entity to BBHI Acquisition LLC) existing subsidiaries and will be guaranteed by certain of Bresnan Cable's future subsidiaries.  In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $5,553, which are being amortized to interest expense over the term of these senior notes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Tender Offers for Debt (tender prices per note in dollars)

Cablevision

On February 13, 2009, Cablevision announced that it commenced a cash tender offer (the "Cablevision February Tender") for its outstanding April 2009 Notes for total consideration of $1,002.50 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $997.50 per $1,000.00 principal amount of notes plus an early tender premium of $5.00 per $1,000.00 principal amount of notes.  Concurrently, CSC Holdings announced that it commenced a cash tender offer (the "CSC Holdings February Tender") for (1) its outstanding $500,000 aggregate principal amount of 8-1/8% senior notes due July 15, 2009 ("July 2009 Notes") for total consideration of $1,022.84 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of notes plus an early tender premium of $22.84 per $1,000.00 principal amount of notes, and (2) its outstanding $400,000 aggregate principal amount of 8-1/8% senior debentures due August 15, 2009 ("August 2009 Debentures") for total consideration of $1,027.63 per $1,000.00 principal amount of debentures tendered for purchase, consisting of tender offer consideration of $1,000.00 per $1,000.00 principal amount of debentures plus an early tender premium of $27.63 per $1,000.00 principal amount of debentures.

Pursuant to the Cablevision February Tender and CSC Holdings February Tender, the Company repurchased $196,269 aggregate principal amount of the April 2009 Notes, $449,430 aggregate principal amount of the July 2009 Notes and $306,791 aggregate principal amount of the August 2009 Debentures.  The tender premiums aggregating approximately $490 for the Cablevision April 2009 Notes and $18,726 for CSC Holdings July 2009 Notes and August 2009 Debentures, have been recorded in loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2009.  As of December 31, 2009, Cablevision repaid the remaining outstanding balance of its April 2009 Notes aggregating $303,731 upon their maturity on April 1, 2009 with cash on hand and CSC Holdings repaid the remaining outstanding balance of its July 2009 Notes aggregating $50,570 and its August 2009 Debentures aggregating $93,209 upon their maturity on July 15, 2009 and August 15, 2009, respectively, with cash on hand.

On April 12, 2010, Cablevision announced that it commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 ("April 2012 Notes") for total consideration of $1,105.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,045.00 per $1,000.00 principal amount of notes plus an early tender premium of $60.00 per $1,000.00 principal amount of notes.  In connection with the tender offer, the Company repurchased $973,175 aggregate principal amount of the April 2012 Notes in the second quarter of 2010.  Tender premiums aggregating approximately $102,000, along with other transaction costs of approximately $3,000, have been recorded in loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2010.  In addition, unamortized deferred financing costs related to the April 2012 Notes aggregating approximately $5,000 were written-off in 2010.

In connection with the tender offer described above, and in accordance with the Company's agreements with Tribune Company, Cablevision redeemed all of its April 2012 Notes held by Newsday Holdings LLC with a face value of $682,000 for $758,968.  Newsday Holdings LLC received $487,500 aggregate principal amount of Cablevision 7-3/4% senior notes due 2018 and $266,217 aggregate principal amount of Cablevision 8% senior notes due 2020, plus accrued interest from April 15, 2010, all in accordance with the terms of the Newsday $650,000 senior secured credit facility.  As a result of the redemption of the April 2012 Notes, CSC Holdings recorded an increase to other member's equity of $92,192 on a pre-tax basis.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

CSC Holdings

On September 9, 2009, CSC Holdings announced that it commenced a cash tender offer (the "CSC Holdings September Tender") for its outstanding $1,000,000 aggregate principal amount of 7-5/8% senior notes due April 1, 2011 ("April 2011 Notes") for total consideration of $1,050.00 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,020.00 per $1,000.00 principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes and its outstanding $500,000 aggregate principal amount of 6-3/4% senior notes due April 15, 2012 ("April 2012 Notes") for total consideration of $1,046.25 per $1,000.00 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000.00 principal amount of notes plus an early tender premium of $30.00 per $1,000.00 principal amount of notes.

Pursuant to the CSC Holdings September Tender, in October 2009, CSC Holdings repurchased $674,204 aggregate principal amount of the April 2011 Notes and $255,383 aggregate principal amount of the April 2012 Notes.  The tender premiums aggregating approximately $33,604 for the April 2011 Notes and $11,809 for the April 2012 Notes have been recorded in loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2009.

Senior Subordinated Notes

RNS has $325,000 aggregate principal amount of 10-3/8% senior subordinated notes due September 1, 2014 outstanding as of December 31, 2010 and 2009.  These notes are guaranteed by substantially all of the subsidiaries of RNS.  RNS may redeem the senior subordinated notes, in whole or in part, at a redemption price equal to 103.458% of face value, which decreases to 101.729% on or after September 1, 2011, and 100% on or after September 1, 2012.  The notes are redeemable at the redemption price plus accrued and unpaid interest through the redemption date.  The carrying value of these notes at December 31, 2010 and 2009 was $324,071 and $323,817, respectively.

The indentures under which the senior subordinated notes were issued contain various covenants, which are generally less restrictive than those contained in the RNS Credit Facility.

Summary of Five Year Debt Maturities

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2010, including collateralized indebtedness (see Note 11) and capital leases (including interest), during the five years subsequent to December 31, 2010, are as follows:

Years Ending December 31,	Cablevision(a)	CSC Holdings

2011	$704,017	$704,017
2012	1,247,308	1,220,483
2013	1,231,124	1,231,124
2014	1,399,154	1,399,154
2015	1,236,609	1,236,609
______________
(a)	Excludes the senior notes payable by Cablevision to Newsday Holdings LLC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 11.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

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

As of December 31, 2010, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 75% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (54% being fixed rate obligations and 21% is effectively fixed through utilization of these interest rate swap contracts) as of December 31, 2010.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2010:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2010*

June 2012	$2,600,000	4.86%	0.30%
______________
*	Represents the floating rate received by the Company under its interest rate swap contracts at December 31, 2010 and does not represent the rates to be received by the Company on future payments.

The net unrealized losses resulting from changes in the fair value of the Company's swap agreements and the net realized losses as a result of net cash interest expense are reflected in loss on interest rate swap contracts, net in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to limit the exposure against equity price risk on its shares of Comcast Corporation ("Comcast") common stock.  The Company had monetized all of its stock holdings in Comcast Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast stock with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing the Company to retain upside appreciation from the hedge price per share to the relevant cap price.

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the net fair values of the equity derivatives have been reflected in the accompanying consolidated balance sheets as an asset or liability and the net increases or decreases in the fair value of the equity derivative component of the prepaid forward contracts are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.

The Company monitors the financial institutions that are counterparties to its equity derivative contracts and it diversifies its equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.  All of the counterparties to such transactions currently carry investment grade credit ratings.

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets at December 31, 2010 and December 31, 2009:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments Under ASC Topic 815	Balance Sheet Location	Fair Value at December 31, 2010	Fair Value at December 31, 2009	Fair Value at December 31, 2010	Fair Value at December 31, 2009

Interest rate swap contracts	Current derivative contracts	$-	$-	$-	$9,294
Interest rate swap contracts	Long-term derivative contracts	-	-	167,278	202,168
Prepaid forward contracts	Current derivative contracts	-	37,137	47,251	-
Prepaid forward contracts	Long-term derivative contracts	-	8,361	12,049	9,528
Total derivative contracts		$-	$45,498	$226,578	$220,990

The following represents the impact and location of the Company's derivative instruments within the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

Derivatives Not Designated as Hedging		Amount of Gain (Loss) Recognized
Instruments Under	Location of Gain	Years Ended December 31,
ASC Topic 815	(Loss) Recognized	2010	2009	2008

Interest rate swap contracts	Loss on interest rate swap contracts, net	$(85,013)	$(78,868)	$(205,683)
Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	(72,044)	631	118,219
Total derivative contracts		$(157,057)	$(78,237)	$(87,464)

For the years ended December 31, 2010, 2009 and 2008, the Company recorded a gain (loss) on investments of $109,751, $(430) and $(132,849) respectively, representing the net increase (decrease) in the fair values of all investment securities pledged as collateral for the period.

At December 31, 2010, the Company had principal collateralized indebtedness obligations of $161,358 relating to shares of Comcast common stock that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2010, the Company did not have an early termination shortfall relating to any of these contracts.

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the years ended December 31, 2010 and 2009.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

	Years Ended December 31,
	2010	2009

Number of shares	8,069,934	10,738,809

Collateralized indebtedness settled	$(171,400)	$(239,756)
Derivative contracts settled	23,226	78,398
	(148,174)	(161,358)
Proceeds from new monetization contracts	148,174	161,358
Net cash receipt	$-	$-

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

The fair value hierarchy as outlined in ASC Topic 820 is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009:

At December 31, 2010:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$338,371	$-	$-	$338,371
Investment securities	103	-	-	103
Investment securities pledged as collateral	471,864	-	-	471,864

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	59,300	-	59,300
Interest rate swap contracts	-	167,278	-	167,278

At December 31, 2009:
	Level I	Level II	Level III	Total
Assets:

Cash equivalents(a)	$214,267	$-	$-	$214,267
Investment securities	96	-	-	96
Investment securities pledged as collateral	362,113	-	-	362,113
Derivative contracts	-	45,498	-	45,498

Liabilities:

Liabilities under derivative contracts	-	220,990	-	220,990
______________
(a)	Represents the Company's investment in funds that invest primarily in money market securities.

The Company's cash equivalents, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

The Company's derivative contracts and liabilities under derivative contracts are valued using market-based inputs to valuation models.  These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.  When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit risk considerations.  Such adjustments are generally based on available market evidence.  Since model inputs can generally be verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Credit Facility Debt, Collateralized Indebtedness, Senior Notes and Debentures and Senior Subordinated Notes

The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

	December 31, 2010
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$795,508

Debt instruments:
Credit facility debt(b)	$6,231,510	$6,277,917
Collateralized indebtedness	352,606	349,853
Senior notes and debentures	3,702,057	4,082,744
Senior subordinated notes	324,071	337,188
CSC Holdings total debt instruments	10,610,244	11,047,702

Cablevision senior notes and debentures	2,165,688	2,328,644
Cablevision total debt instruments	$12,775,932	$13,376,346

	December 31, 2009
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$660,951	$721,317

Debt instruments:
Credit facility debt(b)	$5,298,750	$5,332,245
Collateralized indebtedness	375,832	371,921
Senior notes and debentures	3,434,192	3,717,585
Senior subordinated notes	323,817	342,875
CSC Holdings total debt instruments	9,432,591	9,764,626

Cablevision senior notes and debentures	1,887,691	1,994,670
Cablevision total debt instruments	$11,320,282	$11,759,296
______________
(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt which bears interest at variable rates approximates its fair value.

Fair value estimates related to the Company's debt instruments and senior notes receivable presented above are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 13.	INCOME TAXES

Cablevision

Cablevision files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to Cablevision's continuing operations consists of the following components:

	Years Ended December 31,
	2010	2009	2008
Current expense (benefit):
Federal	$(2,716)	$7,639	$6,124
State and other	21,494	12,124	11,145
	18,778	19,763	17,269
Deferred expense (benefit):
Federal	202,978	138,057	(122,455)
State	(2,127)	42,978	10,006
	200,851	181,035	(112,449)
Tax expense relating to uncertain tax positions, including accrued interest	5,921	5,871	6,236
Income tax expense (benefit)	$225,550	$206,669	$(88,944)

The current federal income tax benefit for the year ended December 31, 2010 is primarily attributable to the impact of the requested change in tax accounting method with regard to certain installation costs that was approved by the Internal Revenue Service ("IRS") during 2010 whereby the Company recorded a cumulative adjustment to reflect current deductibility of such costs for income tax purposes.

The income tax expense attributable to the Company's discontinued operations was classified as deferred income tax expense for all periods presented (see Note 7).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The income tax expense (benefit) attributable to Cablevision's continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2010	2009	2008

Federal tax expense (benefit) at statutory federal rate	$206,944	$159,646	$(115,949)
State income taxes, net of federal benefit	26,064	32,283	15,236
Changes in the valuation allowance	(2,428)	(1,427)	6,602
Change in the state rate used to determine deferred taxes, net of federal benefit	7,078	(6,126)	(8,670)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	2,632	3,009	2,694
Non-deductible officers' compensation	3,989	7,264	5,934
Other non-deductible expenses	3,669	3,725	1,756
Increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a taxing authority	(18,951)	-	-
Elimination of state carry forwards pursuant to LLC conversions	-	9,095	-
Research credit	(1,800)	(1,200)	(811)
Loss (gain) attributable to noncontrolling interests	(227)	96	2,837
Other	(1,420)	304	1,427
Income tax expense (benefit)	$225,550	$206,669	$(88,944)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

For Cablevision, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$96,570	$477,441
Compensation and benefit plans	43,835	34,170
Allowance for doubtful accounts	8,985	7,103
Other liabilities	10,447	21,891
Deferred tax asset	159,837	540,605
Valuation allowance	(2,217)	(10,194)
Net deferred tax asset, current	157,620	530,411

Investments	(48,668)	(7,612)
Deferred tax liability, current	(48,668)	(7,612)

Net deferred tax asset, current	108,952	522,799

Noncurrent
NOLs and tax credit carry forwards	634,006	159,630
Compensation and benefit plans	79,232	99,765
Investments	4,565	-
Partnership investments	42,298	60,874
Other	11,214	15,440
Deferred tax asset	771,315	335,709
Valuation allowance	(11,224)	(5,962)
Net deferred tax asset, noncurrent	760,091	329,747

Fixed assets and intangibles	(602,205)	(339,651)
Investments	-	(20,504)
Other assets	(14,299)	(16,789)
Deferred tax liability, noncurrent	(616,504)	(376,944)

Net deferred tax asset (liability), noncurrent	143,587	(47,197)

Total net deferred tax asset	$252,539	$475,602

The decrease in the current deferred tax asset for net operating loss carry forwards ("NOLs") as well as the increase in the deferred tax liability with regard to fixed assets from December 31, 2009 to December 31, 2010 are primarily attributable to the estimated impact of additional first-year bonus depreciation deductions for federal income tax purposes with regard to certain capital expenditures.

At December 31, 2010, Cablevision had consolidated federal NOLs of $1,825,714 expiring on various dates from 2021 through 2026.  Cablevision has recorded a deferred tax asset related to $1,614,730 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $210,984 as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards and amortization of certain tax deductible goodwill.  The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $30,162 in 2010 and by $199,069 on a cumulative basis through December 31, 2010.  Cablevision uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recorded as an increase to paid-in capital with regard to share-based awards and as a decrease in goodwill with regard to certain tax deductible goodwill.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

As of December 31, 2010, Cablevision has $22,061 of federal alternative minimum tax credit carry forwards, which do not expire.

Subsequent to the utilization of Cablevision's NOLs and tax credit carry forwards, payments for income taxes are expected to increase significantly.

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

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2010	2009	2008
Current expense:
Federal	$6,190	$11,174	$9,236
State and other	21,494	12,124	11,145
	27,684	23,298	20,381
Deferred expense (benefit):
Federal	308,932	191,407	(76,137)
State	20,132	57,171	20,221
	329,064	248,578	(55,916)
Tax expense relating to uncertain tax positions, including accrued interest	5,921	5,871	6,236
Income tax expense (benefit)	$362,669	$277,747	$(29,299)

The income tax expense attributable to CSC Holdings' discontinued operations was classified as deferred income tax expense for all periods presented (see Note 7).

In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $10,091, representing the estimated federal income tax liability of CSC Holdings for the year ended December 31, 2010 as determined on a stand-alone basis as if CSC Holdings filed separate federal consolidated income tax returns.

The current federal tax expense for the year ended December 31, 2010 is primarily attributable to the estimated federal income tax liability of CSC Holdings on a stand-alone basis, partially offset by the impact of the requested change in tax accounting method with regard to certain installation costs that was approved by the IRS during 2010 whereby the Company recorded a cumulative adjustment to reflect current deductibility of such costs for income tax purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The income tax expense (benefit) attributable to CSC Holdings' continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2010	2009	2008

Federal tax expense (benefit) at statutory federal rate	$329,601	$221,501	$(62,947)
State income taxes, net of federal benefit	44,543	42,484	21,971
Changes in the valuation allowance	(2,428)	(1,427)	6,602
Change in the state rate used to determine deferred taxes, net of federal benefit	4,161	(7,872)	(8,762)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	2,632	3,009	2,694
Non-deductible officers' compensation	3,989	7,264	5,934
Other non-deductible expenses	3,669	3,725	1,756
Increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a taxing authority	(18,951)	-	-
Elimination of state carry forwards pursuant to LLC conversions	-	9,095	-
Research credit	(1,800)	(1,200)	(811)
Loss (gain) attributable to noncontrolling interests	(227)	96	2,837
Other	(2,520)	1,072	1,427
Income tax expense (benefit)	$362,669	$277,747	$(29,299)

For CSC Holdings, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$152,163	$275,415
Compensation and benefit plans	43,835	34,170
Allowance for doubtful accounts	8,985	7,103
Other liabilities	10,447	21,891
Deferred tax asset	215,430	338,579
Valuation allowance	(5,968)	(10,127)
Net deferred tax asset, current	209,462	328,452

Investments	(48,668)	(7,612)
Deferred tax liability, current	(48,668)	(7,612)

Net deferred tax asset, current	$160,794	$320,840

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)
Noncurrent
Tax credit carry forwards	94,373	45,204
Compensation and benefit plans	79,232	99,765
Investments	4,565	-
Partnership investments	42,298	60,874
Other	11,214	15,440
Deferred tax asset	231,682	221,283
Valuation allowance	(7,473)	(6,029)
Net deferred tax asset, noncurrent	224,209	215,254

Fixed assets and intangibles	(602,205)	(339,651)
Investments	-	(20,504)
Other assets	(14,299)	(16,790)
Deferred tax liability, noncurrent	(616,504)	(376,945)

Net deferred tax liability, noncurrent	(392,295)	(161,691)

Total net deferred tax asset (liability)	$(231,501)	$159,149

The decrease in the current deferred tax asset for NOLs as well as the increase in the deferred tax liability with regard to fixed assets from December 31, 2009 to December 31, 2010 are primarily attributable to the estimated impact of additional first-year bonus depreciation deductions for federal income tax purposes with regard to certain capital expenditures.

At December 31, 2010, on a stand-alone basis CSC Holdings had consolidated federal NOLs of $578,995, expiring in 2024 and 2026.  CSC Holdings has recorded a deferred tax asset related to $368,011 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $210,984 as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards and amortization of certain tax deductible goodwill.  The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $30,162 in 2010 and by $199,069 on a cumulative basis through December 31, 2010.  Cablevision uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recorded as an increase to paid-in capital with regard to share-based awards and as a decrease in goodwill with regard to certain tax deductible goodwill.

As of December 31, 2010, on a stand-alone basis CSC Holdings has $41,261 of alternative minimum tax credit carry forwards, which do not expire.

Subsequent to the utilization of CSC Holdings' NOLs and tax credit carry forwards, obligations to Cablevision pursuant to the tax allocation policy are expected to increase significantly.

The Company

Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The IRS approved the Company's requests to change its tax accounting method for certain installation costs with regard to its Optimum Online and Optimum Voice businesses and with regard to its Lightpath business in February 2010 and August 2010, respectively.  As a result, Cablevision's net operating loss carry forward increased by approximately $270,000 in aggregate, with a corresponding reduction in the income tax basis of certain fixed assets.  The impact of this adjustment has been reflected in the reported deferred income tax balances as of December 31, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2009	$69,353
Increases related to prior year tax positions	3,797
Decreases related to prior year tax positions	(2,008)
Increases related to current year tax positions	2,411
Settlements	(3,979)
Lapse of statute of limitations	(909)
Balance at December 31, 2010	$68,665

As of December 31, 2010, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $61,772.

Interest expense related to uncertain tax positions is included in income tax expense, consistent with the Company's historical policy.  After considering the associated deferred tax benefit, interest expense of $1,587, $1,033 and $452 has been included in income tax expense attributable to continuing operations in the consolidated statement of operations for 2010, 2009 and 2008, respectively.  At December 31, 2010, accrued interest on uncertain tax positions of $966 and $2,376 was included in other accrued expenses and other noncurrent liabilities, respectively, in the consolidated balance sheet.

Management does not believe that it is reasonably possible that the total amount of the gross liability for uncertain tax positions existing as of December 31, 2010 will significantly increase or decrease within twelve months of December 31, 2010.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2006.  The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey and Connecticut and the city of New York.  The IRS is presently examining the Company's consolidated federal income tax returns for years 2006 through 2008.  The State of New York is presently auditing income tax returns for years 2006 through 2008.  In January 2011, the Company settled the city of New York audit with regard to the income tax returns for a wholly-owned limited liability company for years 2003 through 2005 for an amount that approximates the related unrecognized tax recorded as of December 31, 2010.

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

The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $76,718, $79,709 and $73,537, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2010, 2009 and 2008 amounted to $15,551, $14,939 and $15,000, respectively.

The minimum future annual payments for all operating leases from continuing operations (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2011 through December 31, 2015, at rates now in force are as follows:

2011	$85,877
2012	86,611
2013	80,633
2014	78,813
2015	72,162
Thereafter	143,944

NOTE 15.	RELATED PARTY TRANSACTIONS

In connection with the MSG Distribution, the Company entered into various agreements with Madison Square Garden, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements.  These agreements govern the Company's relationship with Madison Square Garden subsequent to the MSG Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the MSG Distribution.  These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships.  The distribution agreement includes an agreement that the Company and Madison Square Garden agree to provide each other with indemnities with respect to liabilities arising out of the businesses the Company transferred to Madison Square Garden.  The Company is also party to other arrangements with Madison Square Garden, such as affiliation agreements covering the MSG networks and Fuse.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the revenue and charges (credits) related to services provided to or received from Madison Square Garden not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ending December 31,
	2010(a)	2009(a)	2008(a)

Revenues, net	$10,098	$9,748	$11,635

Operating expenses (credits):
Technical expenses, net of credits	$152,119	$116,483	$112,074

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(8,617)	(5,626)	(5,494)
Health and welfare plan allocations	-	(12,682)	(10,656)
Risk management and general insurance allocations	(713)	(6,161)	(6,226)
Other	2,233	(2,156)	(2,253)
Selling, general and administrative expenses (credits), subtotal	(7,097)	(26,625)	(24,629)

Operating expenses, net	145,022	89,858	87,445

Net charges	$134,924	$80,110	$75,810
______________
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

Technical Expenses, net of Credits

Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services on Cablevision's cable television systems, net of charges to Madison Square Garden for programming and production services and film library usage.

Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG networks, which are owned by Madison Square Garden.  This new long-term affiliation agreement resulted in incremental programming costs to the Company of approximately $29,000 for the year ended December 31, 2010, as compared to the amount of programming costs recognized by the Company pursuant to the Company's arrangement with Madison Square Garden in 2009.  This new affiliation agreement provides for the carriage of the MSG Network and MSG Plus program services on the Company's cable television systems in the tri-state area.  This agreement has a term of 10 years, obligates the Company to carry the MSG networks program services on its cable television systems and provides for the payment by the Company to the MSG networks of a per subscriber license fee, which fee is increased each year during the term of the agreement.

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

Notes Payable to Madison Square Garden

At December 31, 2009, a subsidiary of the Company had a $190,000 intercompany payable to Madison Square Garden in the form of a non-interest bearing advance.  On January 28, 2010, the intercompany advance was replaced with a promissory note having a principal amount of $190,000, an interest rate of 3.25% and a maturity date of June 30, 2010.  This indebtedness was eliminated in consolidation prior to the MSG Distribution on February 9, 2010.  In March 2010, the $190,000 of indebtedness was repaid, including $914 of interest accrued from January 28, 2010 through the date of repayment, using proceeds from the Restricted Group revolving credit facility.

Transactions with Other Affiliates

During 2010, 2009 and 2008, the Company provided services to or incurred costs on behalf of certain related parties, including from time to time, members of the Dolan family or to entities owned by members of the Dolan family.  All costs incurred on behalf of these related parties are reimbursed to the Company.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Aggregate amounts due from and due to Madison Square Garden and other affiliates at December 31, 2010 and 2009 are summarized below:

Cablevision	December 31,
	2010	2009

Amounts due from affiliates	$9,062	$19,198
Amounts due to affiliates	26,101	21,088
Notes payable to affiliates	-	190,000

CSC Holdings	December 31,
	2010	2009

Amounts due from affiliates (principally Cablevision)	$499,950	$532,479
Amounts due to affiliates	26,101	21,088
Notes payable to affiliates	-	190,000

NOTE 16.	BENEFIT PLANS

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the "Cablevision Defined Benefit Plans")

The Company sponsors a non-contributory qualified defined benefit cash balance retirement plan (the "Pension Plan") for the benefit of non-union employees other than those of the theater business.  Under the Pension Plan, the Company credits a certain percentage of eligible pay into an account established for each participant which is credited with a market based rate of return monthly.  As of May 1, 2009, the Pension Plan was amended to "freeze" all benefits earned through April 30, 2009 for all Newsday participants, although these employees continue to earn interest credits on those earned benefits.

The Company also maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan ("Excess Cash Balance Plan") covering certain employees of the Company who participate in the Pension Plan, as well as an additional unfunded non-contributory non-qualified defined benefit plan ("CSC Supplemental Benefit Plan")  for the benefit of certain officers and employees of the Company which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

Effective January 1, 2010, employees of Madison Square Garden ceased participation in the Pension Plan and Excess Cash Balance Plan and began participation in a Madison Square Garden sponsored cash balance pension plan and an excess cash balance plan (the "MSG Plans Transfer").  Also effective January 1, 2010, Madison Square Garden assumed the liability to pay benefits to its current and former employees who had previously participated in the Pension Plan and Excess Cash Balance Plan.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's qualified and non-qualified defined benefit pension plans at December 31, 2010 and 2009:

	Cablevision Defined Benefit Plans
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$301,716	$248,618
Service cost	40,786	40,862
Interest cost	14,354	13,359
Actuarial loss (gain)	(21,366)	11,474
Benefits paid	(10,820)	(12,597)
Benefit obligations relating to Madison Square Garden as a result of the
MSG Plans Transfer(a)	(15,642)	-
Benefit obligation at end of year	309,028	301,716

Change in plan assets:
Fair value of plan assets at beginning of year	194,468	152,909
Actual return on plan assets, net	3,935	1,189
Employer contributions	50,109	52,967
Benefits paid	(10,820)	(12,597)
Plan assets relating to Madison Square Garden as a result of the MSG Plans
Transfer(a)	(9,580)	-
Fair value of plan assets at end of year	228,112	194,468

Unfunded status at end of year	$(80,916)	$(107,248)
______________
(a)
Represents amounts as calculated on January 1, 2010 which represented the date employees of Madison Square Garden ceased participation in the Pension Plan.  Plan assets are expected to be transferred to a Madison Square Garden sponsored trust in 2011.

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31, 2010 and 2009 are as follows:

	Cablevision Defined Benefit Plans
	2010	2009

Actuarial loss (gain)	$(19,186)	$13,947
Recognized actuarial loss	(5,831)	(5,265)
Recognized prior service cost	-	(26)
Transfer of unrecognized actuarial loss to Madison Square Garden as a result of the MSG Plans Transfer	(3,712)	-
Transfer of unrecognized prior service cost to Madison Square Garden as a result of the MSG Plans Transfer	(155)	-
	$(28,884)	$8,656

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Pre-tax actuarial loss and prior service costs balances recognized in accumulated other comprehensive loss at December 31, 2010 and 2009 are as follows:

	Cablevision Defined Benefit Plans
	2010	2009

Actuarial loss	$44,736	$73,465
Prior service cost	-	155
Total recognized in other comprehensive loss	$44,736	$73,620

The accumulated benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans aggregated $309,028 and $301,716 at December 31, 2010 and 2009, respectively.

Approximately $1,561 in accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost during the next fiscal year relating to the defined benefit plans.

The Company's net funded status relating to its defined benefit plans at December 31, 2010 is as follows:

Cablevision Defined Benefit Plans	$(80,916)
Less: Current portion	2,031
Long-term defined benefit plan obligations	$(78,885)

Components of the net periodic benefit cost (credit), recorded primarily in selling, general and administrative expenses, for the Cablevision Defined Benefit Plans for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Cablevision Defined Benefit Plans
	2010	2009	*	2008	*

Service cost	$40,786	$40,862		$35,773
Acquisition - service cost	-	-		1,471
Interest cost	14,354	13,359		11,876
Expected return on plan assets, net	(6,116)	(3,707)		(12,233)
Recognized prior service cost	-	26		26
Recognized actuarial loss	5,831	5,265		-
Settlement loss	-	55		-
Net periodic benefit cost	$54,855	$55,860		$36,913
______________
*
The table includes net periodic benefit costs of approximately $5,116 and $3,618 for the years ended December 31, 2009 and 2008, respectively, relating to Madison Square Garden that is reflected as a component of discontinued operations in the Company's consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Cablevision Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2010	2009	2008	2010	2009

Discount rate	5.17%	5.58%	5.75%	5.25%	5.17%
Rate of increase in future compensation levels	3.50%	4.50%	4.50%	3.50%	3.50%
Expected rate of return on plan assets (qualified plans only)	4.38%	4.00%	7.91%	N/A	N/A

In 2010, 2009 and 2008, the discount rates used by the Company in calculating the net periodic benefit cost were determined (based on the expected duration of the benefit payments for the pension plans) from the Buck Consultants' Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the pension benefits could be effectively settled.

In December 2010, the Pension Plan's actuary completed an experience study of the demographic assumptions used in the actuarial valuation of the Pension Plan.  The assumptions reviewed included the expected rates of termination and retirement, as well as the assumed timing of benefit commencements and lump sum utilization rates.  Based on this analysis, the actuary developed revised demographic assumptions, which were utilized in calculating the benefit obligations as of December 31, 2010.  The use of the revised assumptions resulted in an increase in the Pension Plan's expected duration of benefit payments as compared to the previous years.  Although overall discount rates have decreased as compared to the prior year, this increase in the expected duration of benefit payments yielded a higher discount rate as compared to the discount rate under the Pension Plan's historical expected duration of benefit payments.

The Company's expected long-term return on plan assets is based on a periodic review and modeling of the plan's asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward looking economic outlook, and economic/financial market theory.  The expected long-term rate of returns were selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Plan Assets and Investment Policy

The weighted average asset allocations of the Pension Plan at December 31, 2010 and 2009 were as follows:

	Plan Assets at December 31,
	2010	2009(b)
Asset Class:

Fixed income securities	91%	37%
Cash equivalents and other(a)	9	63
	100%	100%
______________
(a)	This class represents investment in mutual funds that invest primarily in money market securities.
(b)	In 2009, the Pension Plan assets were included in the Cablevision Retirement Plan Master Trust ("Master Trust").

On January 1, 2007, the Pension Plan assets, along with the assets of Madison Square Garden sponsored pension plans, were pooled together into the Master Trust.  Although assets of these plans were commingled in the Master Trust, the trustee maintained supporting records for the purpose of allocating the net gain or loss of the investment account to these plans. The net investment income or loss of the investment assets was allocated by the trustee to the Pension Plan and Madison Square Garden sponsored pension plans based on the relationship of the interest of each plan to the total of the interests of the plans in the Master Trust.

On July 1, 2008, the trustee for the Master Trust was replaced, whereby the trustee maintained the assets of the Pension Plan separately from the Madison Square Garden sponsored pension plans. All investment gains and losses that prior to July 1, 2008 were allocated between the Pension Plan and Madison Square Garden sponsored pension plans based on their interest in the total assets of the Master Trust, were accounted for by the trustee based on investment gains and losses on the assets held in the Cablevision Plan Trust (for the Pension Plan) and MSG Pension Plan Trust (for the Madison Square Garden sponsored pension plans).

In November 2008, the Master Trust's investment objectives were amended to reflect an overall lower risk tolerance to stock market volatility.  The amended investment objectives modified the asset allocations so that any equity investments held by the Master Trust would be reinvested in cash, cash equivalent investments and/or other appropriate fixed income investments.

In June 2010, as a result of the MSG Distribution, the Master Trust was converted to a single employer trust ("Pension Plan Trust") whereby the Pension Plan was the sole member.  All Madison Square Garden sponsored pension plans were transferred from the Master Trust to a newly-formed Madison Square Garden trust.

The Pension Plan Trust's investment objectives continue to reflect the amended objectives of the Master Trust which is to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Pension Plan.  This requires the Pension Plan to subject a portion of its assets to increased risk to generate a greater rate of return.  The investments held in the Pension Plan are readily marketable and can be sold to fund benefit payment obligations of the plan as they become payable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Investment allocation decisions are formally made by the Company's Investment and Benefit Committee, which takes into account investment advice provided by its external investment consultant.  The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Investment and Benefit Committee.  The investment consultant also takes into account the Pension Plan's liabilities when making investment allocation decisions. These decisions are driven by asset/liability studies conducted by the external investment consultant who combine actuarial considerations and strategic investment advice.  The major categories of the Pension Plan Trust's assets are cash equivalents and bonds which are marked-to-market on a daily basis.  Due to the Pension Plan Trust's significant holdings in long-term government and non-government securities, the Pension Plan Trust's assets are subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates causes a corresponding decrease to the overall liability of the Pension Plan thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the Pension Plan Trust's bond portfolio invests in non-government securities which are subject to credit-risk of the bond issuer defaulting on interest and/or principal payments.

Investments at Estimated Fair Value

The fair values of the assets of the Pension Plan Trust at December 31, 2010 by asset class utilizing the fair value hierarchy discussed in Note 12 are as follows:

Asset Class	Level I	Level II	Level III	Total

Fixed income securities:
Corporate debt(a)	$-	$41,399	$-	$41,399
Government debt	-	7,449	-	7,449
Treasury securities	-	166,252	-	166,252
Other	-	318	-	318
Cash equivalents(b)	19,271	-	-	19,271
Total(c)	$19,271	$215,418	$-	$234,689
______________
(a)	This class represents bonds of U.S. and foreign issuers from diverse industries.
(b)	This class represents the Pension Plan Trust's investment in mutual funds that invest primarily in money market securities.
(c)
Total amount includes plan assets to Madison Square Garden of $9,451 as a result of the MSG Plans Transfer expected to be transferred in 2011, and excludes net receivables relating to securities sales that were not settled as of December 31, 2010.

The fair values of the Pension Plan assets included within the Master Trust at December 31, 2009 by asset class utilizing the fair value hierarchy discussed in Note 12 are as follows:

	Level I	Level II	Level III	Total

Fixed income securities(a)	$72,200	$-	$-	$72,200
Cash equivalents(b)	121,960	-	-	121,960
Total investments measured at fair value	$194,160	$-	$-	$194,160
______________
(a)	Represents the Master Trust's investment in mutual funds that invest primarily in long-duration government and non-government securities.
(b)	Represents the Master Trust's investment in mutual funds that invest primarily in money market securities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to Cablevision's Defined Benefit Plans:

2011	17,791
2012	23,377
2013	27,361
2014	32,051
2015	34,577
2016-2020	203,003

Of the amounts expected to be paid in 2011, the Company has recorded $2,031 as a current liability in its consolidated balance sheets at December 31, 2010, since this amount represents the aggregate benefit payment obligation payable in the next twelve months that exceeds the fair value of aggregate plan assets at December 31, 2010.

The Company currently expects to contribute approximately $68,300 to the Pension Plan in 2011.

Defined Contribution Benefit Plans

The Company also maintains the Cablevision 401(k) Savings Plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan for which the Company provides a matching contribution similar to the Cablevision 401(k) Savings Plan.  The cost associated with these plans was $23,395, $21,377 and $18,898 for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition, Newsday made matching contributions for a portion of its employees voluntary contributions aggregating $539 to a Tribune sponsored 401(k) plan for the period from July 30, 2008 through December 31, 2008.

NOTE 17.	EQUITY AND LONG-TERM INCENTIVE PLANS

Cablevision's Equity Plans

In April 2006, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, which was approved by Cablevision's stockholders at its annual stockholders meeting on May 18, 2006.

Under the 2006 Employee Stock Plan, Cablevision is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards.  Cablevision may grant awards for up to 46,000,000 shares of CNYG Class A common stock (subject to certain adjustments).  Options and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, are determined by the compensation committee of the Board of Directors and may be based upon performance criteria.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Under the 2006 Stock Plan for Non-Employee Directors, Cablevision is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  Cablevision may grant awards for up to 1,000,000 shares of CNYG Class A common stock (subject to certain adjustments).  Options under this plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of Cablevision's stockholders, each non-employee director will receive restricted stock units with a fair market value of $40,000 and a grant of 4,000 options on such date.  In 2010 and 2009, Cablevision granted its non-employee directors an aggregate of 52,151 and 68,496 restricted stock units, respectively, which vested on the date of grant.  Total non-employee director restricted stock units outstanding as of December 31, 2010 and 2009 were 213,815 and 181,991, respectively.

Previously, Cablevision had an employee stock plan ("1996 Employee Stock Plan") under which it was authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards and a non-employee director stock plan ("1996 Non-Employee Director Stock Plan") under which it was authorized to grant options and restricted stock units.  The 1996 Employee Stock Plan expired in February 2006 and the 1996 Non-Employee Director Stock Plan expired in May 2006.

Options and stock appreciation rights have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options were typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria.  Performance based options expire 10 years from the date of grant (or up to one additional year in the case of the death of the holder).  Options and restricted stock units issued to non-employee directors have been fully vested on the date of grant.  Cablevision has 495,400 performance based options (which include 82,200 held by Madison Square Garden employees) and 145,428 stock appreciation rights outstanding (which include 12,576 held by Madison Square Garden employees) at December 31, 2010.

As a result of a $10 per share special dividend in 2006, options or stock appreciation rights issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Stock Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the amount of the special dividend.  The per share exercise price of options or stock appreciation rights that were vested on or prior to December 31, 2004 were not adjusted and the holder was to receive the $10 per share special dividend and any subsequent dividends upon exercise of the option or right.  In October 2009, the per share exercise price of options or stock appreciation rights that were vested on or prior to December 31, 2004 were reduced to reflect the amount of the $10.00 special dividend and all other dividends declared by the Company (the "Dividends").  Holders of these shares will no longer receive the Dividends in cash upon exercise of the option or right.  Holders of restricted shares outstanding on the respective dividend payment dates will receive the applicable special dividend and the quarterly dividends when and if the restrictions lapse on such shares.  Holders of non-employee director restricted stock units receive dividends when they are paid.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Since share-based compensation expense is based on awards that are ultimately expected to vest, such compensation (which includes options, restricted stock, and stock appreciation rights) for the years ended December 31, 2010, 2009 and 2008 has been reduced for estimated forfeitures.  Forfeitures were estimated based on historical experience.  Share-based compensation expense (including expenses related to Madison Square Garden share-based awards held by Company employees) recognized for continuing operations as selling, general and administrative expense for the years ended December 31, 2010, 2009 and 2008 amounted to $61,247, $59,742 and $42,937 (of which $58,546, $56,217 and $48,650 related to equity classified awards), respectively.  An income tax benefit of $22,554, $19,513 and $13,245 was recognized in continuing operations resulting from this share-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents the share-based compensation expense (income) for continuing operations recognized by the Company for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Stock options (including performance based options)	$5,291	$7,209	$7,173
Stock appreciation rights	2,701	3,525	(5,713)
Restricted shares	53,255	49,008	41,477
Share-based compensation	$61,247	$59,742	$42,937

Cablevision uses the 'with-and-without' approach under the guidance now codified by ASC Topic 740-20, to determine the recognition and measurement of excess tax benefits.

Cash flows resulting from excess tax benefits are classified as cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards.  No excess tax benefits for the years ended December 31, 2010, 2009 and 2008 were recorded.  Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $21,768, $17,663 and $6,556, respectively.

Valuation Assumptions - Stock Options and Stock Appreciation Rights

Cablevision calculates the fair value of each option award on the date of grant and for each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules or the simplified method (the average of the vesting period and option term) as prescribed in the guidance now codified under ASC Topic 718-10-S99, if applicable.  The interest rate for periods within the contractual life of the share-based award is based on interest yields for U.S. Treasury instruments in effect at the time of grant and as of December 31, 2010, 2009 and 2008 for stock appreciation rights.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

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

There were no options granted during 2010 and 2008.

Treatment of Share-Based Payment Awards After the MSG Distribution

In connection with the MSG Distribution, and as provided for in the Company's equity plans, each stock option and stock appreciation right ("SAR") outstanding at the effective date of the MSG Distribution became two options and SARs, one with respect to CNYG Class A Common Stock and one with respect to Madison Square Garden Class A common stock.  The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR and the Madison Square Garden option/SAR based on the weighted average trading price of Madison Square Garden's and Cablevision's common shares for the ten trading days subsequent to the MSG Distribution and the underlying share amount took into account the 1:4 distribution ratio.  As a result of this adjustment, 82.63% of the pre-MSG Distribution exercise price of options/rights was allocated to the Cablevision options/rights and 17.37% was allocated to the new Madison Square Garden options/rights.  This modification did not result in any additional compensation expense for the year ended December 31, 2010.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Share-Based Payment Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the year ended December 31, 2010:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(b)	Contractual Term (in years)	Aggregate Intrinsic Value(c)
Balance, December 31,
2009	8,820,928	570,000	$13.59	4.94	$118,755
Exercised	(1,883,310)	(156,800)	10.01
Forfeited/Expired	(161,766)	-	35.45
Transfers(a)	(3,700)	-	14.06

Balance, December 31, 2010	6,772,152	413,200	$11.03	4.16	$163,953

Options exercisable at December 31, 2010	3,401,221	413,200	$12.20	4.24	$82,630

Options expected to vest in the future	3,370,931	-	$9.72	4.07	$81,323
______________
(a)	Represents the transfer of stock options for employees who transferred from/to Cablevision affiliated entities to/from Madison Square Garden during the period.
(b)	Option exercise prices relating to activity occurring after the MSG Distribution date were adjusted to 82.63% of their pre-MSG Distribution exercise prices.
(c)
The aggregate intrinsic value is calculated as the difference between (i)  the exercise price of the underlying award and (ii)  the quoted price of CNYG Class A common stock on December 31, 2010 or December 31, 2009, as indicated, and December 31, 2010 in the case of the options expected to vest in the future.

Cablevision stock options held by Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision shareholders.  The following table summarizes activity relating to Madison Square Garden employees who held Cablevision stock options for the year ended December 31, 2010:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(b)	Contractual Term (in years)	Aggregate Intrinsic Value(c)
Balance, December 31,
2009	456,306	82,200	$15.65	5.06	$5,698
Exercised	(149,131)	-	9.02
Forfeited/Expired	(13,000)	-	35.23
Transfers(a)	3,700	-	14.06

Balance, December 31, 2010	297,875	82,200	$13.66	4.85	$7,672

Options exercisable at December 31, 2010	297,875	82,200	$13.66	4.85	$7,672
______________
(a)	Represents the transfer of stock options for employees who transferred from/to Cablevision affiliated entities to/from Madison Square Garden during the period.
(b)	Option exercise prices relating to activity occurring after the MSG Distribution date were adjusted to 82.63% of their pre-MSG Distribution exercise prices.
(c)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on December 31, 2010 or December 31, 2009, as indicated, and December 31, 2010 in the case of the options expected to vest in the future.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision's common stock for the 7,550,427 options outstanding that were in-the-money (which includes 4,179,496 exercisable options) at December 31, 2010.  For the year ended December 31, 2010, the aggregate intrinsic value of options exercised under Cablevision's stock option plans was $32,831 determined as of the date of option exercise, plus dividends, as applicable.  When an option is exercised, Cablevision issues new shares of stock.

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the year ended December 31, 2010:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)

Unvested award balance, December 31, 2009	7,493,310	-	$18.06
Granted	2,119,710	913,400	24.02
Vested	(1,550,020)	(306,800)	23.88
Awards forfeited	(226,330)	-	16.27
Transfers(a)	(106,900)	-	13.53

Unvested award balance, December 31, 2010	7,729,770	606,600	$16.23
______________
(a)	Represents the transfer of unvested restricted stock awards for employees who transferred from/to Cablevision affiliated entities to/from Madison Square Garden during the period.
(b)
Restricted share grant date fair value amounts relating to activity occurring after the MSG Distribution date were adjusted to 82.63% of their pre-MSG Distribution grant date fair value per share amount.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Cablevision restricted shares held by Madison Square Garden employees are not expensed by the Company, however such restricted shares do have a dilutive effect on net income per share attributable to Cablevision shareholders.  The following table summarizes activity relating to Madison Square Garden employees who held Cablevision restricted shares for the year ended December 31, 2010:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)

Unvested award balance, December 31, 2009	1,515,974	$17.16
Granted	-	-
Vested	(262,544)	24.16
Awards forfeited	(143,210)	12.77
Transfers(a)	106,900	13.53

Unvested award balance, December 31, 2010	1,217,120	$12.17
______________
(a)	Represents the transfer of unvested restricted stock awards for employees who transferred from/to Cablevision affiliated entities to/from Madison Square Garden during the period.
(b)
Restricted share grant date fair value amounts relating to activity occurring after the MSG Distribution date were adjusted to 82.63% of their pre-MSG Distribution grant date fair value per share amount.

For the years ended December 31, 2010, 2009 and 2008, the amount of cash used by the Company to settle the aggregate intrinsic value of stock appreciation rights exercised under Cablevision's stock plans was $6,443, $1,308 and $4,115, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between (i) the exercise price of the underlying awards and (ii) the quoted price of the CNYG Class A common stock as of the date of exercise, plus the Dividends, as applicable.

As of December 31, 2010, there was $68,276 of total unrecognized compensation cost related to Cablevision's unvested options and restricted shares granted under Cablevision's stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.

During the year ended December 31, 2010, 2,119,364 Cablevision restricted shares issued to employees of the Company and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 866,426 of these shares, with an aggregate value of $22,542, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

Long-Term Incentive Plans

In April 2006, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision's stockholders at its annual stockholders meeting in May 2006.

Prior to the Cash Incentive Plan, Cablevision had a Long-Term Incentive Plan, under which certain executives had been granted cash awards, some of which were performance based, that vested over varying required service periods and were typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under this plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provided that the executive could have requested a loan from Cablevision in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of Cablevision on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $5, $44 and $237, respectively, for the years ended December 31, 2010, 2009 and 2008.  As of December 31, 2010 and 2009, $0 and $400, respectively, was outstanding in respect of advances made pursuant to this plan.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In connection with long-term incentive awards granted under the two plans, the Company has recorded expenses in continuing operations of $59,074, $52,908 and $52,839 for the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, the Company had accrued $45,139 for performance-based awards for which the performance criteria had not yet been met as of December 31, 2010 as such awards are based on achievement of certain performance criteria through December 31, 2011 and 2012.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards.  If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Commitments

Future cash payments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2010 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations(1)	$4,679,793	$1,393,310	$1,713,728	$627,147	$945,608
Guarantees(2)	27,119	10,876	16,243	-	-
Letters of credit(3)	58,723	1,450	56,923	-	350
Total	$4,765,635	$1,405,636	$1,786,894	$627,147	$945,958
______________
(1)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to the Company's subscribers, minimum purchase obligations to purchase goods or services and contractual obligations under certain employment contracts.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2010 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2010.

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

(3)	Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

DISH Network was issued a 20% interest in VOOM HD Holdings, the Company's subsidiary operating VOOM, and that 20% interest will not be diluted until $500,000 in cash has been invested in VOOM HD Holdings by the Company.  On the fifth or eighth anniversary of the effective date of the investment agreement, the termination of the affiliation agreement by DISH Network, or other specified events, DISH Network has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in VOOM HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the investment agreement, or the second anniversary date of the termination of the affiliation agreement by DISH Network, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of DISH Network's ownership in VOOM HD Holdings at fair value.  The table above does not include any future payments that would be required upon the exercise of this put right, if any.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

At any time after the thirteenth anniversary of the closing of the Newsday Transaction and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings LLC at the fair value of the interest at that time (see Note 4).  The table above does not include any future payments that would be required upon the exercise of this put right.

Many of the Company's franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements.  The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

Other Matters

Sales Tax Audit

The Company has been under examination by the New York State Department of Taxation and Finance ("NYS") for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded the audit and issued a proposed assessment ("Notice") totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount does not include any amounts which could be assessed for periods subsequent to November 2007, including additional interest.  The Notice is not a final assessment at this time, because the Company requested, on a timely basis, further review by the Division of Tax Appeals by filing a petition for an Administrative Law Judge hearing.  The principal audit issue is the amount of Optimum Voice revenue that should be subject to tax.  The Company has collected and remitted, and continues to collect and remit, sales tax on more than 75% of its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company's reasonable calculation of subscriber interstate and international usage.  NYS has asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  The Company believes that it has substantial defenses to such claim and will continue to vigorously contest the Notice.  No provision has been made for such claim in the accompanying consolidated financial statements.

Montana Property Tax Matter

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, Bresnan Cable's cable and telephone businesses have been taxed separately by the MT DOR.  In 2010, MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR challenging its property tax classifications for 2007 through 2010.  The MT DOR has filed an answer to the action and discovery has commenced.  Under Montana statute, a taxpayer must first pay a disputed property tax assessment in order to challenge such assessment.  In accordance with that statute, in November 2010, Bresnan Cable paid half of its 2010 property tax assessment under protest and is seeking a refund.  No provision for additional tax, which amount could be up to approximately $15,000, including interest, as a single telephone business for 2007 through 2009 has been accrued.  The Company believes it has substantial grounds for challenging the legal validity of MT DOR's assessments for 2007 through 2010 and intends to vigorously assert such challenges.

Legal Matters

Programming Litigation

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a "bundled" basis and by offering programming in packaged tiers rather than on an "à la carte" basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, sought unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an "à la carte" basis.  On December 3, 2007, the plaintiffs filed an amended complaint containing principally the same allegations as the plaintiffs' original complaint.  On December 21, 2007, the defendants filed joint motions to dismiss the amended complaint for failure to state a claim and on the ground that the plaintiffs lacked standing to assert the claims in the amended complaint.  The district court granted the defendants' motions on March 13, 2008, but granted the plaintiffs leave to amend their claims.

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contained many of the same allegations as the plaintiffs' original complaint, with limited modifications to address certain of the deficiencies identified in the court's March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an "à la carte" basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs' antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the court granted the defendants' motion and dismissed the third amended complaint with prejudice.  The plaintiffs have filed a notice of appeal.  Oral argument before the United States Court of Appeals for the Ninth Circuit has been scheduled for March 7, 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to Cablevision, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, Cablevision and Fox reached an agreement on new affiliation agreements for these stations and networks and carriage was restored.  Several class action lawsuits have been filed on behalf of Cablevision customers seeking recovery for the lack of Fox programming.  The plaintiffs in those lawsuits have asserted claims for breach of contract, unjust enrichment, and consumer fraud.  The Company believes these claims are without merit and intends to defend these lawsuits vigorously.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intends to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company's consolidated financial position.

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  The Company believes that the counterclaims asserted by DISH Network are without merit.  VOOM HD and DISH Network each filed cross-motions for summary judgment.  In November 2010 the court denied both parties' cross-motions for summary judgment.  The court also granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence and its motion to exclude DISH Network's principal damages expert.  The trial will be scheduled after DISH Network's appeal of the latter two rulings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Other Legal Matters

In addition to the matters discussed above, the Company is party to various lawsuits, some involving claims for substantial damages.  Although the outcome of these other matters cannot be predicted with certainty and the impact of the final resolution of these other matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these other lawsuits will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

NOTE 19.	SEGMENT INFORMATION

The Company classifies its operations into three reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, VoIP and its commercial high-speed data and voice services operations; (2) Rainbow, consisting principally of national programming networks, including AMC, WE tv, IFC, and Sundance Channel, and IFC Entertainment; and (3) Other, consisting principally of (i) Newsday, consisting of the Newsday daily newspaper and related assets, (ii) our motion picture theater business, Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) RASCO, a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.  On December 31, 2010, Rainbow Media Holdings transferred its membership interests in News 12 Networks, RASCO and certain other businesses to wholly-owned subsidiaries of CSC Holdings in contemplation of the proposed Rainbow Distribution.  The operations of News 12 Networks and RASCO, which were previously included in the Rainbow segment, have been reclassified to the Other segment for all periods presented.  The operations of Newsday, which were previously reported in a separate Newsday segment, have also been reclassified to the Other segment for all periods presented.

The Company's reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) excluding depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring expense or credit), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company's reportable business segments is set forth below.

	Years Ended December 31,
	2010	2009	2008
Revenues, net from continuing operations
Telecommunications Services	$5,735,522	$5,431,500	$5,165,367
Rainbow	1,078,300	973,656	902,350
Other	465,975	494,266	336,004
Inter-segment eliminations	(48,548)	(52,121)	(83,869)
	$7,231,249	$6,847,301	$6,319,852

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Inter-segment eliminations are primarily revenues recognized by our Rainbow segment from the sale of cable network programming to our Telecommunication Services segment.

	Years Ended December 31,
	2010	2009	2008
Inter-segment revenues
Telecommunications Services	$5,181	$4,437	$2,496
Rainbow	21,768	24,528	61,428
Other	21,599	23,156	19,945
	$48,548	$52,121	$83,869

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income from Continuing Operations

	Years Ended December 31,
	2010	2009	2008
Adjusted operating cash flow from continuing operations
Telecommunications Services	$2,358,149	$2,227,968	$2,035,884
Rainbow	403,397	365,793	291,581
Other	(180,106)	(148,917)	(115,369)
	$2,581,440	$2,444,844	$2,212,096

	Years Ended December 31,
	2010	2009	2008
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(824,029)	$(856,919)	$(890,912)
Rainbow	(106,455)	(106,504)	(108,431)
Other(a)	(63,063)	(59,489)	(442,189)
	$(993,547)	$(1,022,912)	$(1,441,532)
______________
(a)	See Note 6 for additional information relating to Newsday impairment charges recorded in 2008.

	Years Ended December 31,
	2010	2009	2008
Share-based compensation expense included in continuing operations
Telecommunications Services	$(33,885)	$(30,748)	$(23,125)
Rainbow	(17,206)	(14,724)	(10,453)
Other	(10,156)	(14,270)	(9,359)
	$(61,247)	$(59,742)	$(42,937)

	Years Ended December 31,
	2010	2009	2008
Restructuring credits (expense) included in continuing operations
Telecommunications Services	$-	$-	$-
Rainbow	2,218	(5,145)	(46,834)
Other	58	(5,583)	(3,049)
	$2,276	$(10,728)	$(49,883)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Operating income (loss) from continuing operations
Telecommunications Services	$1,500,235	$1,340,301	$1,121,847
Rainbow	281,954	239,420	125,863
Other	(253,267)	(228,259)	(569,966)
	$1,528,922	$1,351,462	$677,744

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Years Ended December 31,
	2010	2009	2008
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$1,782,189	$1,579,721	$1,247,710
Other operating loss	(253,267)	(228,259)	(569,966)
Operating income	1,528,922	1,351,462	677,744

Items excluded from operating income (loss):
CSC Holdings interest expense	(607,010)	(635,615)	(667,782)
CSC Holdings interest income	2,754	3,831	8,272
CSC Holdings intercompany interest income	60,506	62,405	26,155
Gain on sale of programming interests, net	2,518	2,130	805
Gain (loss) on investments, net	109,810	(981)	(136,414)
Gain (loss) on equity derivative contracts, net	(72,044)	631	118,219
Loss on interest rate swap contracts, net	(85,013)	(78,868)	(205,683)
Loss on extinguishment of debt and write-off of deferred financing costs	-	(72,870)	(2,424)
Miscellaneous, net	1,274	734	1,260
CSC Holdings income (loss) from continuing operations before income taxes	941,717	632,859	(179,848)
Cablevision interest expense	(180,083)	(114,120)	(125,874)
Intercompany interest expense	(60,506)	(62,405)	(26,155)
Cablevision interest income	176	383	591
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(587)	-
Miscellaneous, net	14	-	4
Cablevision income (loss) from continuing operations before income taxes	$591,269	$456,130	$(331,282)

	Years Ended December 31,
	2010	2009	2008
Capital Expenditures
Telecommunications Services	$779,928	$696,492	$783,711
Rainbow	17,243	13,419	23,577
Other	43,317	41,032	46,621
	$840,488	$750,943	$853,909

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 20.	INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2010 and 2009:

	Cablevision
2010:	March 31,	June 30,	September 30,	December 31,	Total
	2010	2010	2010	2010	2010

Revenues, net	$1,752,401	$1,802,180	$1,807,551	$1,869,117	$7,231,249
Operating expenses	(1,397,328)	(1,385,397)	(1,406,365)	(1,513,237)	(5,702,327)
Operating income	$355,073	$416,783	$401,186	$355,880	$1,528,922

Income from continuing operations	$78,310	$61,081	$112,363	$113,965	$365,719
Loss from discontinued operations, net of income taxes	(4,122)	-	-	-	(4,122)
Net income	74,188	61,081	112,363	113,965	361,597
Net income attributable to noncontrolling interest	(28)	(217)	(302)	(102)	(649)
Net income attributable to Cablevision Systems Corporation shareholders	$74,160	$60,864	$112,061	$113,863	$360,948

Basic income per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.27	$0.21	$0.38	$0.39	$1.25
Loss from discontinued operations	$(0.01)	$-	$-	$-	$(0.01)
Net income	$0.25	$0.21	$0.38	$0.39	$1.23

Diluted income per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.26	$0.20	$0.37	$0.38	$1.21
Loss from discontinued operations	$(0.01)	$-	$-	$-	$(0.01)
Net income	$0.24	$0.20	$0.37	$0.38	$1.20

Amounts attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations, net of income taxes	$78,282	$60,864	$112,061	$113,863	365,070
Loss from discontinued operations, net of income taxes	(4,122)	-	-	-	(4,122)
Net income	$74,160	$60,864	$112,061	$113,863	$360,948

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	Cablevision
2009:	March 31,	June 30,	September 30,	December 31,	Total
	2009	2009	2009	2009	2009

Revenues, net	$1,665,612	$1,702,857	$1,711,245	$1,767,587	$6,847,301
Operating expenses	(1,373,655)	(1,363,933)	(1,340,868)	(1,417,383)	(5,495,839)
Operating income	$291,957	$338,924	$370,377	$350,204	$1,351,462

Income from continuing operations	$16,891	$87,651	$92,256	$52,663	$249,461
Income (loss) from discontinued operations, net of income taxes	4,127	(592)	6,343	25,960	35,838
Net income	21,018	87,059	98,599	78,623	285,299
Net loss (income) attributable to noncontrolling interest	199	(51)	343	(218)	273
Net income attributable to Cablevision Systems Corporation shareholders	$21,217	$87,008	$98,942	$78,405	$285,572

Basic income per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.06	$0.30	$0.32	$0.18	$0.86
Income (loss) from discontinued operations	$0.01	$-	$0.02	$0.09	$0.12
Net income	$0.07	$0.30	$0.34	$0.27	$0.98

Diluted income per share attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations	$0.06	$0.29	$0.31	$0.17	$0.84
Income (loss) from discontinued operations	$0.01	$-	$0.02	$0.09	$0.12
Net income	$0.07	$0.29	$0.33	$0.26	$0.96

Amounts attributable to Cablevision Systems Corporation shareholders:
Income from continuing operations, net of income taxes	$17,090	$87,600	$92,599	$52,445	$249,734
Income (loss) from discontinued operations, net of income taxes	4,127	(592)	6,343	25,960	35,838
Net income	$21,217	$87,008	$98,942	$78,405	$285,572

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	CSC Holdings
2010:	March 31,	June 30,	September 30,	December 31,	Total
	2010	2010	2010	2010	2010

Revenues, net	$1,752,401	$1,802,180	$1,807,551	$1,869,117	$7,231,249
Operating expenses	(1,397,328)	(1,385,397)	(1,406,365)	(1,513,237)	(5,702,327)
Operating income	$355,073	$416,783	$401,186	$355,880	$1,528,922

Income from continuing operations	$114,985	$163,508	$148,338	$152,217	$579,048
Loss from discontinued operations, net of income taxes	(4,122)	-	-	-	(4,122)
Net income	110,863	163,508	148,338	152,217	574,926
Net income attributable to noncontrolling interest	(28)	(217)	(302)	(102)	(649)
Net income attributable to CSC Holdings sole member	$110,835	$163,291	$148,036	$152,115	$574,277

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$114,957	$163,291	$148,036	$152,115	$578,399
Loss from discontinued operations, net of income taxes	(4,122)	-	-	-	(4,122)
Net income	$110,835	$163,291	$148,036	$152,115	$574,277

	CSC Holdings
2009:	March 31,	June 30,	September 30,	December 31,	Total
	2009	2009	2009	2009	2009

Revenues, net	$1,665,612	$1,702,857	$1,711,245	$1,767,587	$6,847,301
Operating expenses	(1,373,655)	(1,363,933)	(1,340,868)	(1,417,383)	(5,495,839)
Operating income	$291,957	$338,924	$370,377	$350,204	$1,351,462

Income from continuing operations	$44,070	$108,676	$117,412	$84,954	$355,112
Income (loss) from discontinued operations, net of income taxes	4,127	(592)	6,343	25,960	35,838
Net income	48,197	108,084	123,755	110,914	390,950
Net loss (income) attributable to noncontrolling interest	199	(51)	343	(218)	273
Net income attributable to CSC Holdings sole member	$48,396	$108,033	$124,098	$110,696	$391,223

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$44,269	$108,625	$117,755	$84,736	$355,385
Income (loss) from discontinued operations, net of income taxes	4,127	(592)	6,343	25,960	35,838
Net income	$48,396	$108,033	$124,098	$110,696	$391,223

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 21.	OTHER MATTERS

Proposed Distribution of Rainbow Media Holdings

On December 16, 2010, the Company announced that Cablevision's Board of Directors authorized Cablevision's management to move forward with the leveraged spin-off of Rainbow Media Holdings to Cablevision's stockholders (the "Rainbow Distribution").  The Rainbow Distribution would be structured as a tax-free pro rata distribution to stockholders and is expected to be completed by mid-year 2011, subject to necessary approvals.  As part of the Rainbow Distribution, a refinancing of what will be the new Rainbow Media Holdings would create new debt, a portion of which would be used to repay all outstanding RNS debt and approximately $1,250,000 of Cablevision and/or CSC Holdings debt.  It is anticipated that the Rainbow Distribution would be in the form of a pro rata distribution to all stockholders of Cablevision, with holders of CNYG Class A common stock receiving Class A shares in Rainbow Media Holdings and holders of CNYG Class B common stock receiving Class B shares in Rainbow Media Holdings.  Both Cablevision and Rainbow Media Holdings would continue to be controlled by the Dolan family through their ownership of Class B shares.

The new Rainbow Media Holding's assets will include the Rainbow segment, which consists of:

•	National programming networks: primarily AMC, WE tv, IFC, and Sundance Channel;

•	IFC Entertainment, an independent film business that consists of multiple brands - including IFC Films, IFC Productions and the IFC Center; and

•	Rainbow Network Communications, a full service network programming origination and distribution company, delivering programming to the cable, satellite and broadcast industries.

Businesses that will remain a part of Cablevision include the Telecommunications Services segment, Newsday and other businesses included in the Other segment.

Completion of the Rainbow Distribution is subject to a number of external conditions, including receipt of a private letter ruling from the IRS, the filing and effectiveness of a Form 10 with the Securities and Exchange Commission and the finalization of the terms and conditions of the required financing, as well as final approval by Cablevision's Board of Directors.  In late November 2010, the Company submitted a private letter ruling request to the IRS.

Common Stock Repurchase

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Through December 31, 2010, Cablevision repurchased an aggregate of 10,825,600 shares for a total cost of approximately $316,513, including commissions ($16,266 of unsettled purchases are reflected as a current liability at December 31, 2010).  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheet.  As of December 31, 2010, we had approximately $183,595 of availability remaining under the stock repurchase authorization.

For the period from January 1 through February 15, 2011, Cablevision repurchased an aggregate of 4,728,300 shares for a total cost of approximately $164,103, including commissions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 22.	SUBSEQUENT EVENTS

Cablevision Dividend

On February 15, 2011, the Board of Directors of Cablevision declared a cash dividend of $0.125 per share payable on March 21, 2011 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of February 28, 2011.

On February 15, 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.