Form 10-K/A
period 2010-12-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2011-03-18
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to _______

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer- Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

EXPLANATORY NOTE

Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, LLC (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”) are filing this Form 10-K/A solely to include eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was not included in our  Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T.  This Form 10-K/A makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2011.

Exhibit 101 provides the following items formatted in eXtensible Business Reporting Language (XBRL) for Cablevision and CSC Holdings: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders' Deficiency and Comprehensive Income (Loss) of Cablevision and the Consolidated Statements of Changes in Total Deficiency and Comprehensive Income (Loss) of CSC Holdings; (v) the Combined Notes to Consolidated Financial Statements; (vi) Schedule I—Condensed Financial Information of Registrant (Parent Company Only); and (vii) Schedule II—Valuation and Qualifying Accounts.

EXHIBITS

Exhibit Number	Exhibit Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2011.

Cablevision Systems Corporation
CSC Holdings, LLC

By:	/s/ Michael P. Huseby
Name:	Michael P. Huseby
Title:	Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC